Form 10-Q
period 1996-03-31
AMPHENOL CORP /DE/
filed 1996-05-15
CIK 820313

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1996

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________to _________________



Commission File Number 1-10879


                              AMPHENOL CORPORATION
            (Exact name of Registrant as specified in its Charter)



                Delaware                                 22-2785165
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)



                 358 Hall Avenue, Wallingford, Connecticut 06492
                                  203-265-8900
                   (Address, including zip code, and telephone
                   number, including area code, of Registrant's
                          principal executive offices)



   Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ___     ___


   As of April 1, 1996, the total number of shares outstanding of Class A Common Stock was 47,321,051. There are no shares outstanding of Class B Common Stock.

                            AMPHENOL CORPORATION


                          Index to Quarterly Report
                                 on Form 10-Q


                                                                          Page
                                                                          ____

Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheet
              March 31, 1996 and December 31, 1995                          3

              Condensed Consolidated Statement of Income
              Three months ended March 31, 1996 and 1995                    5

              Condensed Consolidated Statement of Cash Flow
              Three months ended March 31, 1996 and 1995                    6

              Notes to Condensed Consolidated Financial
              Statements                                                    7

    Item 2.   Management's Discussion and Analysis of
                Results of Operations and Financial Condition               8

Part II       Other Information

    Item 1.   Legal Proceedings                                            10

    Item 2.   Changes in Securities                                        10

    Item 3.   Defaults upon Senior Securities                              10

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        10

    Item 5.   Other Information                                            10

    Item 6.   Exhibits and Reports on Form 8-K                             10

Signatures                                                                 11

                         Part I.  Financial Information

Item 1.  Financial Statements



                                AMPHENOL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                               (dollars in thousands)



                                                   March 31,      December 31,
                                                     1996             1995
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S

Current Assets:
  Cash and short-term cash investments.........   $ 28,259         $ 12,028
  Accounts receivable, less allowance
    for doubtful accounts of $1,989
    and $1,758, respectively...................     78,221           67,419
  Inventories..................................    142,936          134,753
  Prepaid expenses and other assets............     14,098           11,516
                                                  --------         --------

Total current assets...........................    263,514          225,716
                                                  --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $152,172 and $150,560, respectively..........     97,562           94,659
Deferred debt issuance costs...................      4,215            4,332
Excess of cost over fair value of net
  assets acquired..............................    339,893          342,624
Other assets...................................     21,776           22,593
                                                  --------         --------
                                                  $726,960         $689,924
                                                  ________         ________














                      See accompanying notes to condensed
                       consolidated financial statements.

                             AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)



                                                   March 31,      December 31,
                                                     1996             1995
                                                  -----------     ------------
                                                  (Unaudited)


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................  $ 52,663         $ 51,684
  Accrued interest..............................     8,372            2,701
  Other accrued expenses........................    57,027           47,348
  Current portion of long-term debt.............     6,437            2,670
                                                  --------         --------

Total current liabilities.......................   124,499          104,403
                                                  --------         --------

Long-term debt..................................   195,923          195,195
Accrued pension and post employment
  benefit obligations...........................    25,375           27,486
Deferred taxes and other liabilities............    20,207           18,755

Shareholders' Equity:
  Common stock..................................        47               47
  Additional paid-in capital....................   265,202          265,193
  Accumulated earnings..........................   100,996           84,056
  Cumulative valuation adjustment...............    (5,289)          (5,211)
                                                  --------         --------

Total shareholders' equity......................   360,956          344,085
                                                  --------         --------

                                                  $726,960         $689,924
                                                  ________         ________













                       See accompanying notes to condensed
                        consolidated financial statements.

                             AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                  (dollars in thousands, except per share data)



                                                       Three months ended
                                                            March 31,
                                                     ----------------------
                                                        1996         1995
                                                      --------     --------

Net sales.......................................      $194,822     $197,975
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       123,928      130,106
  Depreciation and amortization expense.........         7,186        6,972
  Selling, general and administrative expense...        28,699       28,660
                                                      --------     --------
Operating income................................        35,009       32,237

Interest expense................................        (6,052)      (6,710)
Other expense, net..............................          (724)      (1,825)
                                                      --------     --------

Income before income taxes......................        28,233       23,702
Provision for income taxes......................        11,293        9,481
                                                      --------     --------

Net income......................................      $ 16,940     $ 14,221
                                                      ________     ________

Net income per common and common
  equivalent share..............................          $.36         $.30
                                                          ____         ____

Average common and common
  equivalent shares outstanding.................    47,320,536   47,290,651
                                                    __________   __________














                       See accompanying notes to condensed
                        consolidated financial statements.

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)


                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1996         1995
                                                      --------     --------


Net income.......................................      $16,940      $14,221
Adjustments for cash from operations:
  Depreciation and amortization..................        7,186        6,972
  Amortization of deferred debt issuance costs...          174          162
  Net change in non-cash components of
   working capital...............................       (4,098)       7,056
                                                       -------      -------

Cash provided from operations....................       19,392       28,411
                                                       -------      -------

Cash flow from investing activities:
  Capital additions, net.........................       (5,499)      (4,225)
  Reduction in acquisition related
      environmental reserves.....................          -           (402)
                                                       -------      -------

Cash flow used by investing activities...........       (5,499)      (4,627)
                                                       -------      -------

Cash flow from financing activities:
  Net change in borrowings under revolving
      credit facilities..........................        2,338       21,726
  Decrease in long-term debt.....................          -        (45,368)
                                                       -------      -------

Cash flow from (used by) financing activities....        2,338      (23,642)
                                                       -------      -------

Net change in cash and short-term
  cash investments...............................       16,231          142
Cash and short-term cash investments
  balance, beginning of period...................       12,028        4,582
                                                       -------      -------

Cash and short-term cash investments
  balance, end of period.........................      $28,259      $ 4,724
                                                       _______      _______


                       See accompanying notes to condensed
                        consolidated financial statements.

                             AMPHENOL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Note 1 - Principles of Consolidation and Interim Financial Statements
- ---------------------------------------------------------------------
   The condensed consolidated balance sheet as of March 31, 1996 and December 31, 1995, and the related condensed consolidated statements of income and of cash flow for the three months ended March 31, 1996 and 1995 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the 1995 Annual Report to Shareholders of Amphenol Corporation.


Note 2 - Inventories
- --------------------
Inventories consist of:
                                                  March 31,      December 31,
                                                     1996            1995
                                                  ---------      ------------
                                                 (Unaudited)

          Raw materials and supplies.........     $ 22,063         $ 21,094
          Work in process....................       80,266           79,971
          Finished goods.....................       40,607           33,688
                                                  --------         --------
                                                  $142,936         $134,753
                                                  ________         ________


Note 3 - Commitments and Contingencies
- --------------------------------------
   In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (dollars in thousands, except per share data)

Results of Operations
- ---------------------
Three months ended March 31, 1996 compared to three months ended March 31, 1995
- -------------------------------------------------------------------------------

   Net sales decreased approximately 2% to $194,822 in the first quarter of 1996 compared to sales of $197,975 for the same period in 1995. The decrease is primarily attributable to lower sales of coaxial cable products substantially offset by increased sales of interconnect products particularly in the aerospace, automotive safety and communications markets. Currency translation did not have a significant effect on sales in the first quarter 1996 when compared to exchange rates for the 1995 period.

   The gross profit margin as a percentage of net sales (including depreciation in cost of sales) increased to 34% for the three months ended March 31, 1996 compared to 32% for the three months ended March 31, 1995. The increase is generally attributable to increased margins of interconnect products as a result of higher sales volume, particularly of application specific products, and continuing programs of cost control.

   Selling, general and administrative expenses as a percentage of net sales remained relatively constant at approximately 15% for the three months ended March 31, 1996 compared to the 1995 period.

   Interest expense for the first quarter of 1996 was $6,052 compared to $6,710 for the first quarter of 1995. This reduction is primarily attributable to decreased debt levels.

   Other expense for the three months ended March 31, 1996 was $724 compared to $1,825 in 1995. The decrease in 1996 relates to the absence in the 1996 period of certain nonrecurring expenses in 1995 such as expenses associated with the 1995 secondary stock offering.

   The provision for income taxes for the three months ended March 31, 1996 was $11,293 compared to $9,481 in 1995. The 1996 estimated effective tax rate of approximately 40% reflects federal, state and foreign taxes.

Liquidity and Capital Resources
- -------------------------------

   Cash provided by operating activities was $19,392 in the quarter ended March 31, 1996 compared to $28,411 in the 1995 period. The decrease in cash flow relates primarily to a net increase in non-cash components of working capital offset in part by an increase in net income.

   The Company's primary ongoing cash requirements will be for debt service, capital expenditures and product development activities. The Company's debt service requirements consist primarily of interest on Senior Notes due 2001 and Senior Subordinated Notes due 2002. The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its Common Stock. The Company expects that ongoing requirements for debt service, capital expenditures and product development activities will be funded by internally-generated cash flow.

Environmental Matters
- ---------------------
   The Company is subject to various environmental laws, regulations and proceedings regarding discharge of pollutants and the handling and disposal of solid and hazardous wastes. In conjunction with the acquisition of Amphenol from Allied Corporation in 1987, Allied agreed to provide substantial indemnification for potential environmental liabilities identified within a period of seven years following the acquisition that arose out of events, conditions or circumstances that occurred or existed at the time of or prior to the acquisition to the extent that such liability exceeds $13.0 million. In such event, Allied is obligated to pay 80% of the excess over $13.0 million and 100% of the excess over $30.0 million. The Company has been named as a defendant in various legal actions or as a potentially responsible party in relation to several environmental clean-up sites which the associated costs are subject to the Allied indemnification agreement. The Company believes that it has provided adequate reserves for unidemnified costs that may be incurred with respect to known environmental liabilities. There are no amounts currently owed the Company by Allied under the indemnification agreement. Management does not believe that the costs associated with the resolution of these matters, net of indemnification from Allied, will have a material adverse effect on the Company's financial position.

                                    PART II
                               OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

        Reference is made to the Company's 1995 Form 10-K with respect to certain pending legal proceedings.


Item 2. CHANGES IN SECURITIES

        None


Item 3. DEFAULTS UPON SENIOR SECURITIES

        None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None


Item 5. OTHER INFORMATION

        None


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports filed on Form 8-K - There were no reports on Form 8-K filed for or during the three months ended March 31, 1996.

                                    SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AMPHENOL CORPORATION





DATE:   May 14, 1996                              /s/Edward G. Jepsen
      ----------------                           ---------------------------
                                                     Edward G. Jepsen
                                                 Executive Vice President and
                                                 Chief Financial Officer