Form 10-Q
period 1996-06-30
AMPHENOL CORP /DE/
filed 1996-08-14
CIK 820313

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1996

                                       or

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


   As of July 1, 1996, the total number of shares outstanding of Class A Common Stock was 47,334,052. There are no shares outstanding of Class B Common Stock.

                            AMPHENOL CORPORATION


                          Index to Quarterly Report
                                 on Form 10-Q


                                                                          Page
                                                                          ____

Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheet
              June 30, 1996 and December 31, 1995                           3

              Condensed Consolidated Statement of Income
              Three and six months ended June 30, 1996 and 1995             5

              Condensed Consolidated Statement of Cash Flow
              Six months ended June 30, 1996 and 1995                       6

              Notes to Condensed Consolidated Financial
              Statements                                                    7

    Item 2.   Management's Discussion and Analysis of
                Results of Operations and Financial Condition               8

Part II       Other Information

    Item 1.   Legal Proceedings                                            10

    Item 2.   Changes in Securities                                        10

    Item 3.   Defaults upon Senior Securities                              10

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        10

    Item 5.   Other Information                                            10

    Item 6.   Exhibits and Reports on Form 8-K                             10

Signatures                                                                 11

                         Part I.  Financial Information

Item 1.  Financial Statements



                                AMPHENOL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                               (dollars in thousands)



                                                   June 30,       December 31,
                                                     1996             1995
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S

Current Assets:
  Cash and short-term cash investments.........   $ 20,936         $ 12,028
  Accounts receivable, less allowance
    for doubtful accounts of $2,007
    and $1,758, respectively...................     77,690           67,419
  Inventories..................................    142,006          134,753
  Prepaid expenses and other assets............     12,756           11,516
                                                  --------         --------

Total current assets...........................    253,388          225,716
                                                  --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $155,293 and $150,560, respectively..........     97,980           94,659
Deferred debt issuance costs...................      4,042            4,332
Excess of cost over fair value of net
  assets acquired..............................    337,199          342,624
Other assets...................................     19,773           22,593
                                                  --------         --------

                                                  $712,382         $689,924
                                                  ________         ________














                      See accompanying notes to condensed
                       consolidated financial statements.

                             AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)



                                                   June 30,       December 31,
                                                     1996             1995
                                                  -----------     ------------
                                                  (Unaudited)


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................  $ 48,564         $ 51,684
  Accrued interest..............................     2,402            2,701
  Other accrued expenses........................    40,004           47,348
  Current portion of long-term debt.............     6,019            2,670
                                                  --------         --------

Total current liabilities.......................    96,989          104,403
                                                  --------         --------

Long-term debt..................................   195,641          195,195
Accrued pension and post employment
  benefit obligations...........................    23,584           27,486
Deferred taxes and other liabilities............    19,077           18,755

Shareholders' Equity:
  Common stock..................................        47               47
  Additional paid-in capital....................   265,247          265,193
  Accumulated earnings..........................   118,404           84,056
  Cumulative valuation adjustments..............    (6,607)          (5,211)
                                                  --------         --------

Total shareholders' equity......................   377,091          344,085
                                                  --------         --------

                                                  $712,382         $689,924
                                                  ________         ________













                       See accompanying notes to condensed
                        consolidated financial statements.

                             AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                  (dollars in thousands, except per share data)


                                                       Three months ended        Six months ended
                                                            June 30,                 June 30,
                                                      ---------------------    ---------------------

                                                        1996         1995        1996         1995
                                                      --------     --------    --------     --------
Net sales.......................................      $198,921     $207,584    $393,743     $405,559
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       126,878      136,141     250,806      266,247
  Depreciation and amortization expense.........         7,143        7,147      14,329       14,119
  Selling, general and administrative expense...        29,553       29,893      58,252       58,553
                                                      --------     --------    --------     --------
Operating income................................        35,347       34,403      70,356       66,640

Interest expense................................        (6,091)      (6,513)    (12,143)     (13,223)
Other expense, net..............................          (903)      (1,115)     (1,627)      (2,940)
                                                      --------     --------    --------     --------

Income before income taxes......................        28,353       26,775      56,586       50,477
Provision for income taxes......................        10,945       10,710      22,238       20,191
                                                      --------     --------    --------     --------

Net income......................................      $ 17,408     $ 16,065    $ 34,348     $ 30,286
                                                      ________     ________    ________     ________

Net income per common and common
  equivalent share..............................          $.37         $.34        $.73         $.64
                                                          ____         ____        ____         ____

Average common and common
  equivalent shares outstanding.................    47,328,447   47,299,950  47,324,492   47,295,326
                                                    __________   __________  __________   __________













                       See accompanying notes to condensed
                        consolidated financial statements.

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)


                                                        Six Months Ended
                                                            June 30,
                                                      ---------------------
                                                        1996         1995
                                                      --------     --------


Net income.......................................     $ 34,348     $ 30,286
Adjustments for cash from operations:
  Depreciation and amortization..................       14,329       14,119
  Amortization of deferred debt issuance costs...          346          325
  Net change in non-cash components of
   working capital...............................      (31,497)     (11,788)
                                                      --------     --------

Cash provided from operations....................       17,526       32,942
                                                      --------     --------

Cash flow from investing activities:
  Capital additions, net.........................      (10,636)     (12,528)
  Reduction in acquisition related
      environmental reserves.....................          -           (797)
                                                      --------     --------

Cash flow used by investing activities...........      (10,636)     (13,325)
                                                      --------     --------

Cash flow from financing activities:
  Net change in borrowings under revolving
      credit facilities..........................        2,018       27,713
  Decrease in long-term debt.....................          -        (45,368)
                                                      --------     --------

Cash flow from (used by) financing activities....        2,018      (17,655)
                                                      --------     --------

Net change in cash and short-term
  cash investments...............................        8,908        1,962
Cash and short-term cash investments
  balance, beginning of period...................       12,028        4,582
                                                      --------     --------

Cash and short-term cash investments
  balance, end of period.........................     $ 20,936     $  6,544
                                                      ________     ________


                       See accompanying notes to condensed
                        consolidated financial statements.

                             AMPHENOL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Note 1 - Principles of Consolidation and Interim Financial Statements
- ---------------------------------------------------------------------
   The condensed consolidated balance sheet as of June 30, 1996 and December 31, 1995 and the related condensed consolidated statements of income for the three and six months ended June 30, 1996 and 1995 and of cash flow for the six months ended June 30, 1996 and 1995 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the 1995 Annual Report to Shareholders of Amphenol Corporation.


Note 2 - Inventories
- --------------------
Inventories consist of:
                                                   June 30,      December 31,
                                                     1996            1995
                                                  ---------      ------------
                                                 (Unaudited)

          Raw materials and supplies.........     $ 22,054         $ 21,094
          Work in process....................       86,086           79,971
          Finished goods.....................       33,866           33,688
                                                  --------         --------
                                                  $142,006         $134,753
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

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (dollars in thousands, except per share data)

Results of Operations
- ---------------------
Quarter and six months ended June 30, 1996 compared to the quarter and six
- --------------------------------------------------------------------------
months ended June 30, 1995
- --------------------------

   Net sales in the second quarter of 1996 decreased approximately 4% from the comparable 1995 quarter to $198,921. For the six months ended June 30, 1996, net sales decreased approximately 3% to $393,743. The decrease in sales for both the quarter and six month period is primarily attributable to lower sales of coaxial cable products substantially offset by increased sales of interconnect products particularly in the aerospace, automotive safety and communications markets. Currency translation and the relatively stronger U.S. dollar had the effect of decreasing sales by approximately $5.4 million in the second quarter and approximately $5.7 million in the six month period 1996 when compared to exchange rates for the comparable 1995 periods.

   The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 34% for the 1996 second quarter and six month period compared to 32% for the 1995 second quarter and six month period, respectively. The increase in the gross profit margin in both the 1996 quarter and six month period is generally attributable to increased sales of higher margin application specific interconnect products and continuing programs of cost control.

   Selling, general and administrative expenses as a percentage of net sales increased approximately .5% for the 1996 second quarter and six month periods compared to the 1995 periods primarily as a result of increased selling expenses.

   Interest expense for the second quarter and six months decreased to $6,091 and $12,143 in 1996 from $6,513 and $13,223 in 1995, respectively. The reduction in both periods is primarily attributable to decreased debt levels.

   Other expense for the second quarter and six months was $903 and $1,627 in 1996 compared to $1,115 and $2,940 in 1995, respectively. The decrease in 1996 relates to an increase of interest income on higher levels of short-term cash investments in 1996 and the absence in the 1996 periods of certain nonrecurring expenses in 1995 such as expenses associated with the 1995 secondary stock offering.

   The provision for income taxes for the six months ended June 30, 1996 was $22,238 compared to $20,191 in 1995. The 1996 estimated effective tax rate of approximately 39% reflects federal, state and foreign taxes.

Liquidity and Capital Resources
- -------------------------------

   Cash provided by operating activities was $17,526 in the six months ended June 30, 1996 compared to $32,942 in the 1995 period. The decrease in cash flow relates primarily to a net increase in non-cash components of working capital offset in part by an increase in net income.

   On July 15, 1996, the Company's Board of Directors authorized an open market stock repurchase program of up to two million shares of its common stock during the period ending December 31, 1997. The timing and price of any repurchases under the program will depend on market conditions.

   The Company's primary ongoing cash requirements will be for debt service, capital expenditures, product development activities and purchase of common stock under the program described above. The Company's debt service requirements consist primarily of interest on Senior Notes due 2001 and Senior Subordinated Notes due 2002. The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its common stock. The Company expects that ongoing requirements for debt service, capital expenditures, product development activities and stock repurchases will be funded by internally-generated cash flow and availability under the Company's $150 million Revolving Credit facility.

Environmental Matters
- ---------------------
   The Company is subject to various environmental laws, regulations and proceedings regarding discharge of pollutants and the handling and disposal of solid and hazardous wastes. In conjunction with the acquisition of Amphenol from Allied Corporation in 1987, Allied agreed to provide substantial indemnification for potential environmental liabilities identified within a period of seven years following the acquisition that arose out of events, conditions or circumstances that occurred or existed at the time of or prior to the acquisition to the extent that such liability exceeds $13.0 million. In such event, Allied is obligated to pay 80% of the excess over $13.0 million and 100% of the excess over $30.0 million. The Company has been named as a defendant in various legal actions and as a potentially responsible party in relation to several environmental clean-up sites in which the associated costs are subject to the Allied indemnification agreement. The Company believes that it has provided adequate reserves for unindemnified costs that may be incurred with respect to known environmental liabilities. Management does not believe that the costs associated with resolution of these matters, net of indemnification from Allied, will have a material adverse effect on the Company's financial position.

                                    PART II
                               OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

        Reference is made to the Company's 1995 Form 10-K with respect to certain pending legal proceedings.


Item 2. CHANGES IN SECURITIES

        None


Item 3. DEFAULTS UPON SENIOR SECURITIES

        None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        At the Company's 1996 Annual Meeting of Shareholder's held on May
        23, 1996, amendments to the Stock Option Plan were approved. Of the 47,321,051 shares eligible to vote, 34,568,216 shares voted in favor of the proposed amendments and 286,643 shares were voted against the proposed amendments. Also approved at the 1996 Annual Meeting was a new Long-Term Incentive Stock Plan of the Company. Of the 47,321,051 shares eligible to vote, 34,488,956 shares were voted in favor of the plan and 348,931 shares were voted against the plan.


Item 5. OTHER INFORMATION

        On May 23, 1996, the Company announced at its Annual Meeting the promotion of Martin H. Loeffler to Chief Executive Officer in addition to his current responsibilities as President.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports filed on Form 8-K - There were no reports on Form 8-K filed for or during the three months ended June 30, 1996.

                                    SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AMPHENOL CORPORATION





DATE:  August 13, 1996                            /s/Edward G. Jepsen
      -----------------                          ---------------------------
                                                     Edward G. Jepsen
                                                 Executive Vice President and
                                                 Chief Financial Officer