Form 10-K405
period 1996-12-31
AMPHENOL CORP /DE/
filed 1997-02-19
CIK 820313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal Year Ended December 31, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                 to

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    CLASS A COMMON STOCK, $.001 PAR VALUE         NEW YORK STOCK EXCHANGE, INC.
            (Title of each Class)                    (Name of each Exchange
                                                      on which Registered)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_ No___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Amphenol Corporation Common Stock, $.001 Par Value, held by non-affiliates was approximately $841 million based on the reported last sale price of such stock on the New York Stock Exchange on January 31, 1997.

    As of January 31, 1997 the total number of shares outstanding of Class A Common Stock was 44,720,287. There are no shares outstanding of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement which is expected to be filed on or before February 19, 1997, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                   PAGE
                                                                                                                   -----
PART I........................................................................................................           3
           ITEM 1.     BUSINESS...............................................................................           3
                         General..............................................................................           3
                         Product Development..................................................................           4
                         Product Groups.......................................................................           5
                         International Operations.............................................................           7
                         Customers............................................................................           7
                         Manufacturing........................................................................           8
                         Research and Development.............................................................           8
                         Trademarks and Patents...............................................................           9
                         Competition..........................................................................           9
                         Backlog..............................................................................           9
                         Employees............................................................................           9
                         Cautionary Statements for Purposes of Forward Looking Information....................          10
           ITEM 2.     PROPERTIES.............................................................................          12
           ITEM 3.     LEGAL PROCEEDINGS......................................................................          13
           ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS....................................          15
           ITEM 4.1    EXECUTIVE OFFICERS.....................................................................          15

PART II.......................................................................................................          16
           ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...............          16
           ITEM 6.     SELECTED FINANCIAL DATA................................................................          17
           ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS...........................................................................          18
           ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................          21
                         Report of Management.................................................................          21
                         Report of Independent Accountants....................................................          21
                         Consolidated Statement of Income.....................................................          22
                         Consolidated Balance Sheet...........................................................          23
                         Consolidated Statement of Changes in Shareholders' Equity............................          24
                         Consolidated Statement of Cash Flow..................................................          25
                         Notes to Consolidated Financial Statements...........................................          26
           ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURE...........................................................................          37

PART III......................................................................................................          37
           ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................          37
           ITEM 11.    EXECUTIVE COMPENSATION.................................................................          37
           ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................          37
           ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................          37

PART IV.......................................................................................................          38
           ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................          38
                         Signature of the Registrant..........................................................          42
                         Signatures of the Directors..........................................................          42

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    Amphenol Corporation ("Amphenol" or the "Company") is a leading designer, manufacturer and marketer of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and flat-ribbon cable. The primary end markets for the Company's products are telephone, wireless and data communications systems; cable television systems; commercial and military aerospace electronics; automotive and mass transportation applications; and industrial factory automation equipment. For the year ended December 31, 1996, approximately 52% of the Company's sales were to the worldwide communications market (including 23% for the cable television market), 26% were for commercial and military aerospace and other military electronics applications and 22% were for industrial, transportation and other applications. The Company focuses on optimizing its mix of higher margin application-specific products in its product offerings and has enhanced the cost controls in its operations. As a result of these initiatives, the Company's operating profit margin has increased from 13.5% in fiscal year 1993 to 17.8% in fiscal year 1996.

    The Company designs and manufactures connectors and interconnect systems, which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is one of the largest connector manufacturers in the world and the leading supplier of high performance environmental connectors that require superior performance and reliability under conditions of stress and in hostile environments. Such conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as natural resource exploration, medical instrumentation and off-road construction . In addition, the Company has developed a broad range of interconnect products to serve the rapidly growing markets of wireless communications including cellular and personal communications networks and fiber optic networks; electronic commerce including smart cards and electronic purse applications; and automotive safety products including airbags, pretensioner seatbelts and anti-lock braking systems. The Company is also one of the leaders in developing interconnect products for factory automation and machine tools and, in addition, develops interconnect products for mass transportation applications. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented and estimates that the total sales for the industry were approximately $27 billion in 1996.

    The Company believes that its Times Fiber subsidiary is one of the world's largest and lowest-cost producers of coaxial cable for the cable television market, and that it is one of the technological leaders in increasing the bandwidth of coaxial cable products to accommodate increased channel capacity for full service cable television/telecommunication systems. The Company is the second largest supplier of coaxial cable to the traditional U.S. cable television industry. In addition, the Company is beginning to supply the developing market for high bandwidth coaxial cable and related interconnect products used in full service cable television/ telecommunication systems being installed by cable operators and telecommunication companies. The Company has also become a major supplier of coaxial cable to the emerging international cable television markets. The Company estimates that the total sales for the worldwide market for coaxial cable for cable television were approximately $800 million in 1996.

    The Company is a global manufacturer employing advanced manufacturing processes. The Company's products are manufactured and assembled at facilities in the U.S., Canada, Mexico, Germany, France, the United Kingdom, the Czech Republic, Hong Kong, Taiwan, Japan, India and the People's Republic of China. The Company's connector products are sold through its global sales force to thousands of original equipment manufacturers ("OEMs") in 52 countries throughout the world as well as through a global network of electronic distributors. The Company's coaxial cable products are primarily sold to cable television operators and to telecommunication companies who have entered the broadband communications market. In 1996, approximately 55% of the Company's net sales were in North America, 33% were in Europe and 12% were in Asia and other countries.

PRODUCT DEVELOPMENT

    The Company's product development strategy is to offer a broad range of products to meet the specific interconnect requirements of its customers in its target markets. The Company's market focus is primarily in interconnect products for the: (1) wireless, telecom and data communications market; (2) broadband communications, primarily cable television and the developing markets for full service television, telephone and data communication broadband networks; (3) commercial and military aerospace markets; (4) industrial markets, primarily factory automation and mass transportation; and (5) automotive electronics, primarily automotive safety devices such as airbags, pretensioner seatbelts and anti-lock braking systems. The Company implements its product development strategy through product design teams and collaboration arrangements with customers which result in obtaining approved vendor status for the customer's new products and programs. The Company further seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, thereby providing additional sources of future revenue. The development of application-specific products has decreased the significance of standard products which generally experience greater pricing pressure. In addition to product design teams and customer collaboration arrangements, the Company uses key account managers to manage customer relationships on a global basis such that the Company can bring to bear its total resources to meet the worldwide needs of its multinational customers. The Company is also focused on making strategic acquisitions in certain markets to further broaden and enhance its product offerings and expand its global capabilities.

    The following examples illustrate the Company's market and product development strategy:

    - The use of fiber optics in communications systems has been increasing in recent years, including fiber optic applications in long distance telephone systems and local area networks. The Company has developed a broad line of fiber optic interconnect components for fiber optic systems including sophisticated narrowband wavelength division multiplexers, which permit greater transmission capability, and fiber optic management systems, which facilitate the organizing and management of a fiber optic network.

    - Radio frequency/microwave electronics technology has been characterized by developments that expand circuit capacity with increasingly smaller electronic devices. These technologies have expanded into the growing markets of cellular and personal communication networks. The Company has developed a broad line of interconnect products and systems used in base stations for such wireless communication systems.

    - Smart cards, where data is stored in a chip on a plastic card, are increasingly being used in banking systems (including electronic purses), telephone credit cards, security systems and other applications. The Company is one of the leaders in developing acceptor devices used in readers that transmit the information stored on smart cards or as components of the electronic purse.

    - Performance, reliability and ability to withstand harsh environments are essential to products and systems for the commercial and military aerospace market. The Company, in conjunction with a significant OEM customer, has developed a sophisticated interconnect coupler technology for advanced commercial aircraft flight control systems. The Company also performed certain research and development studies and is now producing a family of connectors for the international space station program.

    - The use of electronics and sensing devices in automobiles has been increasing for the past several years. The Company, in conjunction with major automobile European manufacturers, has developed a broad line of interconnect products used in automotive airbags and pretensioner seatbelts. Such products, which were originally used primarily in European luxury cars, have evolved in technology and availability to standard European car models and are being used in a wider array of applications such as passenger side and side impact protection.

    - The Company has been one of the technology leaders in expanding the bandwidth characteristics of coaxial cable for cable television. The Company produces 1 gigahertz coaxial cable which is used in hybrid fiber coaxial cable ("HFC") full service networks for offering video, voice and data services.

    - The Company also seeks to expand its product offering and global presence in its chosen markets through strategic acquisitions. In 1996, for example, the Company acquired The Sine Companies, Inc., one of the leading suppliers of interconnect products and assemblies for the factory automation market. This acquisition complemented the Company's existing line of industrial interconnect products and further positioned the Company for growth in factory motion control equipment. The Company also acquired a 51% interest in Kai-Jack Industrial Co., Ltd. one of the leading Taiwanese radio frequency connector manufacturers. The acquisition strengthens the Company's manufacturing capabilities and worldwide sourcing of radio frequency products as well as expanding the Company's presence in the growing Asian markets.

PRODUCT GROUPS

    The following table sets forth the dollar amounts of the Company's net sales for each major product group. For a discussion of factors affecting changes in sales by product category, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
Net sales by product group:
Commercial, radio frequency and industrial interconnect products, cable assemblies and flat-ribbon cable...........................................  $  388,941  $  370,619  $  321,511
High performance environmental connectors....................................     208,071     174,329     156,995
Coaxial cable................................................................     179,209     238,285     214,145
                                                                               ----------  ----------  ----------
                                                                               $  776,221  $  783,233  $  692,651
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net sales by geographic area:
United States operations.....................................................  $  397,023  $  394,563  $  381,016
International operations(1)..................................................     379,198     388,670     311,635
                                                                               ----------  ----------  ----------
                                                                               $  776,221  $  783,233  $  692,651
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) Includes international coaxial cable sales, which are primarily export sales.

    COMMERCIAL, RADIO FREQUENCY AND INDUSTRIAL INTERCONNECT PRODUCTS, CABLE ASSEMBLIES AND FLAT-RIBBON CABLE. The Company produces a broad range of commercial and industrial interconnect products. Such products include: fiber optic interconnect products and systems used in fiber optic networks for voice, video and data communications; chip card acceptor interconnect devices and readers used in conjunction with smart cards and electronic purses (a system for cashless monetary transactions); industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety products including interconnect devices and systems used in automotive airbags, pretensioner seatbelts and anti-lock braking systems. The Company designs and produces a broad range of radio frequency connector products used in telecommunications, computer and office equipment, instrumentation equipment, local area networks, aerospace and military electronic applications. The Company's radio frequency connectors are used in base stations, hand held sets and other components of cellular and personal communications networks. The Company has also developed a broad line of radio frequency connectors for coaxial cable for full service cable television/telecommunication networks. The Company designs and produces highly-engineered cable assemblies. Such assemblies are specially designed by the Company in conjunction with OEM customers for specific applications, primarily for computer, communications and office equipment systems. The cable assemblies utilize the Company's connector and cable products as well as components purchased from others. The Company is also a leading producer of flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment components as well as in a variety of telecommunications applications.

    HIGH PERFORMANCE ENVIRONMENTAL CONNECTORS. The Company believes, based primarily on published market research, that it is the leading supplier of circular, military-specification connectors; such connectors require superior performance and reliability under conditions of stress and in hostile environments. Such connectors are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that such connectors are subject to rapid and severe temperature changes, vibration, humidity or nuclear radiation. Frequent applications of these connectors include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy and geophysical applications and off-road construction equipment. Specially designed high performance environmental connectors, which include fiber optic, filtered, nonmetallic, diode and breakaway connectors, are manufactured to specific customer input/output configurations.

    COAXIAL CABLE. The Company designs, manufactures and markets coaxial cable primarily for use in the cable television industry. The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum tubular shield, and flexible, which has one or more braided metallic shields. Semi-flexible coaxial cable is used in the trunk and feeder distribution portion of cable television systems, and flexible cable (also known as drop cable) is used primarily for hookups from the feeder cable to the cable television subscriber's residence. Flexible cable is also used in other communications applications.

    The rapid developments in fiber optic technologies, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires) and other communication technologies, including the Company's development of higher capacity coaxial cable, have resulted in technologies which are expected to give cable television systems channel capacity in excess of 500 channels. Such expanded channel capacity, along with other component additions, will permit cable operators to offer full service networks with a variety of capabilities including near video-on-demand, pay-per-view special events, home shopping networks, interactive entertainment and education services, telephone services and high-speed access to data resources such as the Internet. With respect to expanded channel capacity systems, cable operators have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, a cable system using both fiber optic cable and coaxial cable. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, with the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communications devices. The Company believes that while system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of the cable systems, there will be an ongoing need for high capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system.

    U.S. cable system designs are increasingly being employed in international markets where cable television penetration is low. For example, it is estimated that only 25% of the television households in Western Europe subscribe to some form of multichannel television service as compared to an estimated subscription rate of 64% in the U.S. The estimated subscription rates in the Asian and Latin American markets are even lower at approximately 15% and 11%, respectively. In terms of television households, it is estimated that there were 178 million television households in Western Europe, 398 million in Asia and 81 million in Latin America. This compares to an estimated 97 million television households in the U.S. In 1996, the Company had sales of coaxial cable in approximately 40 countries, and the Company believes the development of cable television systems in international markets presents a significant opportunity to increase sales of its coaxial cable products.

INTERNATIONAL OPERATIONS

    The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 49% of the Company's sales for the year ended December 31, 1996 were outside the United States. Approximately 68% of such international sales were in Europe. The Company has manufacturing facilities in the United Kingdom, Germany, France, the Czech Republic and sales offices in most other European markets. The European operations generally have strong positions in their respective local markets. Local operations coordinate product design and manufacturing responsibility with the Company's other operations around the world. The balance of the Company's international activities are located primarily in Canada, Mexico and the Far East, which includes manufacturing facilities in Hong Kong, Taiwan, India, Japan and the People's Republic of China. The Hong Kong, Taiwan, Indian, People's Republic of China and Mexican facilities generally serve the respective local markets as well as provide low cost manufacturing and assembly sources for world markets.

CUSTOMERS

    The Company's products are used in a wide variety of applications by numerous customers, none of whom accounted for more than 5% of the Company's sales for 1996 (except for sales under contract with the U.S. Government and its subcontractors, which accounted for 8% of 1996 sales). The Company's products are sold both directly to OEMs, cable system operators, telecommunication companies and through distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide a broad selection of products in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

    Cable television services in the U.S. are provided primarily by multiple system operators ("MSOs"). It is estimated that in 1996 the twenty largest MSOs served 85% of the estimated 62 million cable television subscribers in the U.S. The major MSOs include such companies as Tele-Communications, Inc., Time Warner Cable, Continental Cablevision, Comcast Cable Communications and Cablevision Systems. Many of the major MSOs are customers of the Company, including those listed above.

    The Company's sales to distributors represented approximately 26% of the Company's 1996 sales. The Company's recognized brand names including "Amphenol," "Times Fiber," "Pyle-National," "Spectra-Strip," "Sine," "Tuchel" and "Socapex," together with the Company's strong connector design-in position (products that are specified in the plans and qualified by the OEM), enhance its ability to reach the secondary market through its network of distributors. The Company's products are sold by 8 of the top 10 distributors in the United States, and the Company believes that its distributor network represents a competitive advantage.

MANUFACTURING

    The Company employs advanced manufacturing processes including molding, stamping, plating, turning, extruding, die casting and assembly operations as well as proprietary process technology for flat-ribbon and coaxial cable production. The Company's manufacturing facilities are generally vertically integrated operations from the initial design stage through final design and manufacturing. Outsourcing of certain fabrication processes is used when cost-effective. Substantially all of the Company's manufacturing facilities are certified to the ISO9000 series of quality standards.

    The Company employs a global manufacturing strategy to lower its production costs and to improve service to customers. The Company sources its products on a worldwide basis with manufacturing and assembly operations in the United States, Canada, Mexico, the United Kingdom, France, Germany, the Czech Republic, Hong Kong, Taiwan, India, Japan and the People's Republic of China. To better serve high volume OEM customers, the Company has established just-in-time facilities near major customers.

    The Company's policy is to maintain strong cost controls in its manufacturing and assembly operations. The Company has undertaken programs to rationalize its production facilities, reduce plant and corporate overhead expense and maximize the return on capital expenditures. The programs to improve productivity are ongoing.

    The Company purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and silver used in plating; brass, copper, aluminum and steel used for cable, contacts and connector shells; and plastic materials used for cable and connector bodies and inserts. All such raw materials are readily available throughout the world and are purchased locally from a variety of suppliers. The Company is not dependent upon any one source for raw materials or if one source is used, alternate sources of supply are available.

RESEARCH AND DEVELOPMENT

    The Company's research, development and engineering expenditures for the creation and application of new and improved products and processes were $14.6 million, $15.7 million and $14.3 million (excluding customer sponsored programs representing expenditures of $0.9 million, $1.3 million and $0.8 million) for 1996, 1995 and 1994, respectively. The Company's research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly engineered products that meet the customer's needs. The Company continues to focus its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

TRADEMARKS AND PATENTS

    THE COMPANY OWNS A NUMBER OF ACTIVE PATENTS WORLDWIDE. While the Company considers its patents to be valuable assets, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent.

    Allied Corporation has granted to the Company a worldwide non-exclusive license to use all trademarks, service marks, trade names and corporate names relating to "Bendix" which the Company has used in its sales and marketing of high performance environmental connectors. The license will expire on June 2, 1997. The Company has been increasing its use of other trade names in its marketing of high performance connectors, and accordingly does not believe that its operations will be materially adversely affected by the expiration of this license.

    The Company regards its trademarks "Amphenol," "Pyle-National," "Tuchel," "Socapex," "Spectra-Strip," "Sine," and "Times Fiber" to be of value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks.

COMPETITION

    The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of product quality, price, engineering, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. In the area of coaxial cable for cable television, the Company believes that it and CommScope, a division of General Instrument Corporation, are the primary providers of such cable; however, CommScope is larger than the Company in this market. In addition, the Company faces competition from smaller companies that have concentrated their efforts in one or more areas of the coaxial cable market.

BACKLOG

    The Company estimates that its backlog of unfilled orders was $207.4 million and $203.4 million at December 31, 1996 and 1995, respectively. Orders typically fluctuate from quarter to quarter based on customer demands and general business conditions. Unfilled orders may be cancelled prior to shipment of goods; however, such cancellations historically have not been material. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. However, significant elements of the Company's business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times. Therefore, backlog may not be indicative of future demand.

EMPLOYEES

    As of December 31, 1996, the Company had approximately 6,200 full-time employees worldwide. Of these employees, approximately 4,500 were hourly employees, of which approximately 2,300 were represented by labor unions, and the remainder were salaried. Beginning on October 21, 1995, the Company experienced a seven day work stoppage at its plant in Sidney, New York when approximately 1,000 hourly employees represented by the International Association of Machinists and Aerospace Workers rejected a Company proposal and voted to strike upon the expiration of their then current collective bargaining contract. A new three year contract was approved and the work stoppage ended on October 28, 1995. The Sidney, New York plant manufactures interconnect products used primarily in the aerospace industry and other commercial and industrial markets. The one week work stoppage did not involve any other operation of the Company. The Company has not had any other work stoppages in the past ten years. In 1996, the United Steelworkers International Union, AFL-CIO attempted to organize approximately 500 employees of the Company's plant in Chatham, Virginia, the Company's primary plant for the production of coaxial cable. The union organizing effort was defeated by a vote of the hourly employees. A Regional Director of the National Labor Relations Board subsequently found that unfair labor practices had been committed by the Company prior to the election and ordered that a new election be held. The Company has appealed the finding and order of the Regional Director. If the Company's appeal is denied and a new election is held at the Chatham, Virginia plant and the union is certified, the Company would be required to bargain in good faith with the union, and its operations at such facility could be subject to the risks associated with unionized employees generally, including the risk of work stoppages. The Company believes that it has a good relationship with its unionized and non-unionized employees.

CAUTIONARY STATEMENTS FOR PURPOSES OF FORWARD LOOKING INFORMATION

    Statements made by the Company in written or oral form to various persons, including statements made in filings with the SEC, that are not strictly historical facts are "forward looking" statements. Such statements should be considered as subject to uncertainties that exist in the Company's operations and business environment. The following includes some, but not all, of the factors or uncertainties that could cause the Company to fail to conform with expectations and predictions:

    - A global economic slowdown in any one, or all, of the Company's market segments.

    - The effects of extreme changes in monetary and fiscal policies in the U.S. and abroad including extreme currency fluctuations and unforeseen inflationary pressures.

    - Drastic and unforeseen price pressure on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements.

    - Increased difficulties in obtaining a consistent supply of basic materials like steel, aluminum, copper, gold or plastic resins at stable pricing levels.

    - Unpredictable difficulties or delays in the development of new product programs.

    - Significant changes in interest rates or in the availability of financing for the Company or certain of its customers.

    - Rapid escalation of the cost of regulatory compliance and litigation.

    - Unexpected government policies and regulations effecting the Company or its significant customers.

    - Unforeseen intergovernmental conflicts or actions, including but not limited to armed conflict and trade wars.

    - Difficulties and unanticipated expense of assimilating newly-acquired businesses.

    - Any difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives.

    - The risks associated with any technological shifts away from the Company's technologies and core competencies. For example, a technological shift away from the use of coaxial cable in cable television/ telecommunication systems could have a substantial impact on the Company's coaxial cable business.

    - Unforeseen interruptions to the Company's business with its largest customers and distributors resulting from, but not limited to, strikes, financial instabilities or inventory excesses.

ITEM 2. PROPERTIES

    The table below presents the location, size and function of the Company's principal manufacturing and assembly facilities as of January 31, 1997. The Company's principal executive offices are located in Wallingford, Connecticut.

                                      SQUARE
  LOCATION                             FEET                                FUNCTION
-----------------------------------  ---------  --------------------------------------------------------------

UNITED STATES:

  Chatham, VA                          175,000  coaxial cable manufacturing

  Chatham, VA (1)                      100,000  coaxial cable warehousing

  Chatham, VA (1)                       40,000  coaxial cable manufacturing and warehousing

  Chicago, IL                          270,000  industrial connector manufacturing and assembly

  Danbury, CT (1)                      170,000  RF connector manufacturing

  Danville, VA (1)                      80,000  coaxial cable warehousing

  Endicott, NY                         125,000  cable assembly

  Hamden, CT                            60,000  cable manufacturing

  Hamden, CT (1)                        25,000  cable warehousing

  Lisle, IL (1)                         28,000  fiber optic connector manufacturing

  Mt. Clemens, MI (1)                   71,360  industrial connector manufacturing and assembly

  Nogales, AZ (1)                       20,250  connector warehousing and assembly

  Parsippany, NJ (1)                    32,500  RF connector manufacturing

  Phoenix, AZ (1)                       12,000  coaxial cable warehousing

  Sidney, NY                           685,000  high performance environmental connector manufacturing and assembly

  Wallingford, CT (1)                   28,800  Executive offices

CANADA:

  Renfrew, Ontario (1)                  26,000  coaxial cable manufacturing

  Scarborough, Ontario (1)              88,000  high performance connector manufacturing

MEXICO:

  Nogales (1)                           27,558  connector assembly

  Nogales (1)                           12,700  connector assembly

  Nogales (1)                           57,884  connector assembly

                                      SQUARE
  LOCATION                             FEET                                FUNCTION
-----------------------------------  ---------  --------------------------------------------------------------
UNITED KINGDOM:

  Greenock, Scotland (1)                10,000  connector manufacturing and cable assembly

  Nottingham, England (1)               11,000  high performance environmental connector manufacturing and cable assembly

  Romsey, England (1)                   24,000  cable manufacturing and cable assembly

  Whitstable, England                  135,000  connector manufacturing, cable assembly and coaxial cable warehousing

GERMANY:

  Heilbronn                            130,000  connector manufacturing and cable assembly

CZECH REPUBLIC:

  Klucouska                             16,300  connector assembly

FRANCE:

  Dole                                 121,000  connector manufacturing

  Thyez                                125,000  connector manufacturing

HONG KONG:

  Fotan Shatin (1)                      70,000  cable manufacturing and assembly

TAIWAN

  Taoyuan Hsien (1)                     15,700  cable assembly

  Tainan (1)                            64,600  RF connector manufacturing and assembly

JAPAN:

  Ritto-cho, Shiga (1)                  15,700  assembly, warehousing

INDIA:

  Pune (2)                              53,400  connector manufacturing and assembly

  Bangalore                             12,200  connector manufacturing and assembly

CHINA:

  Changzhou                             65,000  coaxial cable manufacturing and warehousing

------------------------

(1) These facilities are leased. Such leases expire at various times through 2004.

(2) This facility is owned but is situated on property subject to a long term lease arrangement, expiring in 2065.

    The Company estimates that during 1996 its principal manufacturing facilities operated at between 70% and 95% of capacity.

    In addition to the facilities described above, the Company leases various warehouses and sales and administrative offices.

ITEM 3. LEGAL PROCEEDINGS

    On January 23, 1997 the Board of Directors approved, subject to shareholder approval and certain other closing conditions, and the Company entered into an agreement and plan of merger (the "Merger Agreement"), with NXS Acquisition Corp., a wholly owned subsidiary of KKR 1996 Fund L.P., a limited partnership formed at the direction of Kohlberg Kravis Roberts & Co. L.P. The Merger Agreement contemplates that approximately 90% of the Company's Class A common stock will be converted into $26.00 in cash and approximately 10% of such shares will be retained by the stockholders. The proposed transaction was announced to the public on January 23, 1997 and on that same date the Company and its directors (four of whom are also executive officers of the Company) were named as defendants in a complaint filed in the Court of Chancery in the State of Delaware by two alleged stockholders of the Company, individually and purportedly as a class action on behalf of all stockholders of the Company. In general, the complaint alleges that the Company's directors have breached their fiduciary duties by, among other things, resolving to approve the Merger Agreement at an allegedly inadequate price and by allegedly failing to take adequate steps to enhance the value of the Company and/or its attractiveness as a merger or acquisition candidate, including failing to conduct an auction. The complaint seeks injunctive relief prohibiting the Company from, among other things, consummating the Merger Agreement. The complaint also seeks unspecified damages, attorney's fees and other relief. The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously, on behalf of itself and its directors, if the plaintiffs elect to proceed further with their action.

    The Company and its subsidiaries have been named as defendants in several other legal actions in which various amounts are claimed arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot currently be precisely determined, in the opinion of management, any such liability will not have a material effect on the Company.

    Certain operations of the Company are subject to federal, state and local environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with all applicable environmental laws and regulations and that the costs of continuing compliance will not be material to the Company's financial condition or results of operations.

    In connection with the acquisition of Amphenol in 1987, Allied Signal Corporation ("Allied") agreed to indemnify Amphenol for a portion of environmental liabilities of Amphenol identified within a period of seven years following the acquisition that arise out of events, conditions or circumstances that occurred or existed at the time of or prior to the transaction to the extent that such liability exceeds $13 million. In such event, Allied is obligated to pay 80% of the excess over $13 million and 100% of the excess over $30 million. Allied representatives are presently working closely with the Company in addressing the most significant potential environmental liabilities including Sidney Center Landfill and the Richardson Hill landfill projects, as described below. The Company believes that as of December 31, 1996, the $13 million threshold described above has been exceeded and that future expenditures on these projects will be subject to the indemnification agreement. However, there can be no assurance that Allied will not dispute the amount of any future claims that the Company makes under this indemnification nor as to the ultimate resolution of any dispute.

    Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently performing investigative and monitoring activities at its manufacturing site in

Sidney, New York. In addition, the Company is currently voluntarily performing monitoring, investigation, design and cleanup activities at two local, public off-site disposal sites previously utilized by the Sidney facility and others. The Company is also performing proposed remedial design activities and currently is negotiating with respect to a third site. The Company and Allied have entered into an administrative consent order with the United States Environmental Protection Agency (the "EPA") and are presently determining necessary and appropriate remedial measures for one such site (the "Richardson Hill" landfill) used by Amphenol and other companies, which has been designated a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. With respect to the second site, (the "Route 8" landfill), used exclusively by Amphenol, the Company initiated a remediation program pursuant to a Consent Order with the New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995 the Company and Allied received a letter from the EPA demanding that the Company and Allied accept responsibility for the investigation and cleanup of the Sidney Center Landfill, another Superfund Site. The Sidney Center Landfill was a municipal landfill site utilized by the Company's Sidney facility and other local towns and businesses. The Company has acknowledged that it sent general plant refuse but no hazardous waste to the Sidney Center Landfill site. Allied and the Company offered to prepare a remedial design and to assist the EPA in identifying other potentially responsible parties for the Sidney Center Landfill site. In July 1996 the Company and Allied received a unilateral order from the EPA directing the Company and Allied to perform certain investigation, design and cleanup activities at the Sidney Center Landfill site. The Company and Allied responded to the unilateral order by agreeing to undertake certain remedial design activities. To date the Company and Allied have not accepted any responsibility for the cleanup of the Sidney Center Landfill site. The Company also is engaged in remediating or monitoring environmental conditions at several of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at several other off-site disposal sites. During 1996, the Company spent approximately $1.4 million in connection with investigating, remediating and monitoring environmental conditions at these facilities and sites. Amphenol expects such expenditures, net of indemnification payments expected from Allied, to be less than $.5 million in 1997.

    Since 1987, the Company has not been identified nor has it been named as a potentially responsible party with respect to any other significant on-site or off-site hazardous waste matters. In addition, the Company believes that all of its manufacturing activities and disposal practices since 1987 have been in material compliance with all applicable environmental laws and regulations. Nonetheless, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Although the Company is unable to predict with any reasonable certainty the extent of its ultimate liability with respect to any pending or future environmental matters, the Company believes, based upon all information currently known by management about the Company's manufacturing activities, disposal practices and estimates of liability with respect to all known environmental matters, that any such liability will not be material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None

ITEM 4.1 EXECUTIVE OFFICERS

    The following table sets forth the name, age and position with the Company of each person who was an executive officer of Amphenol as of December 31, 1996. Officers are elected to serve at the discretion of the Board of Directors in accordance with the By-Laws of the Company. The By-Laws of the Company provide that the Board of Directors shall elect the officers of the Company at its first meeting held after the Annual Meeting of Stockholders of the Company. All officers of the Company are elected to hold office until their successors are chosen and qualified, or until their earlier resignation or removal.

NAME                                             AGE      POSITION
-------------------------------------------      ---      -------------------------------------------

Lawrence J. DeGeorge.......................          80   Chairman of the Board

Martin H. Loeffler.........................          52   Director, President and Chief Executive
                                                          Officer

Edward G. Jepsen...........................          53   Director, Executive Vice President and
                                                          Chief Financial Officer

Timothy F. Cohane..........................          44   Director and Senior Vice President

Edward C. Wetmore..........................          40   Secretary and General Counsel

Diana G. Reardon...........................          37   Controller and Treasurer

    Lawrence J. DeGeorge has been Chairman of the Board of Amphenol since June 1987. He was also Chairman of the Board and Chief Executive Officer of LPL Technologies Inc. ("LPL"). He was Chairman of the Board and Chief Executive Officer of Amphenol from June 1987 through May 1995.

    Martin H. Loeffler has been a Director of Amphenol since December 1987. He has also served as President and Chief Operating Officer of Amphenol since July 1987. He has been President and Chief Executive Officer of the Company since May 1996. He was also a Vice President of LPL.

    Edward G. Jepsen has been a Director of Amphenol since January 1991, Executive Vice President and Chief Financial Officer of Amphenol since May 1989 and Senior Vice President and Director of Finance since November 1988. He was also a Director, Executive Vice President, Chief Financial Officer and Controller of LPL.

    Timothy F. Cohane has been a Director of Amphenol since June 1987 and Vice President of Amphenol since December 1991. He was also a Director and Vice President of LPL.

    Edward C. Wetmore has been Secretary and General Counsel of Amphenol since 1987. He was also Secretary and General Counsel of LPL.

    Diana G. Reardon has been Treasurer of Amphenol since March 1992 and Controller since July 1994. From June 1988 until her appointment as Treasurer she served as Assistant Controller of Amphenol and LPL.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company's Common Stock has been listed on the New York Stock Exchange since that time under the symbol "APH." The following table sets forth on a per share basis the high and low sales prices for the Common Stock for both 1996 and 1995 as reported on the New York Stock Exchange.

                                                                  1996                  1995
                                                          --------------------  --------------------

                                                            HIGH        LOW       HIGH        LOW
                                                          ---------  ---------  ---------  ---------

First Quarter...........................................  26         20 1/8     27 1/2     20

Second Quarter..........................................  27 5/8     19 7/8     30 3/8     23 3/4

Third Quarter...........................................  22 7/8     18 3/4     29 1/2     21 1/2

Fourth Quarter..........................................  23         19         24 1/4     18 3/4

    As of January 31, 1997, there were approximately 181 holders of record of the Company's Common Stock. The Company believes that a significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

    Since its initial public offering in 1991, the Company has not paid any cash dividends on its Common Stock and it does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness.

    The Company's debt agreements contain covenants restricting the payment of dividends on, or repurchases of, the Company's Common Stock. The Company's Revolving Credit Agreement, which contains the most restrictive provision, in effect permits the declaration and payment of cash dividends on, or repurchase of, Common Stock only if, immediately after giving effect to any such proposed action, the accumulated amount of all dividends and repurchases since December 1995 does not exceed the sum of (i) 50% of the Company's cumulative consolidated net income (as defined) since December 1995, plus (ii) $110 million, plus (iii) the net cash proceeds received by the Company from sales of its Common Stock after December 1995. As of December 31, 1996, the amount available under this provision for future dividends on or repurchases of Common Stock by the Company was approximately $93 million.

ITEM 6.  SELECTED FINANCIAL DATA

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------

                                                         1996          1995          1994          1993          1992
                                                     ------------  ------------  ------------  ------------  ------------

OPERATIONS

Net sales..........................................  $    776,221  $    783,233  $    692,651  $    603,967  $    457,677

Net income before extraordinary item...............        67,578        62,858        42,400        24,749         8,639(1)

Extraordinary loss.................................                                    (4,087)

Net income.........................................        67,578        62,858        38,313        24,749         8,639(1)

Net income per share before extraordinary item.....          1.45          1.33           .91           .58           .26(1)

Extraordinary loss per share.......................                                      (.09)

Net income per share...............................          1.45          1.33           .82           .58           .26(1)

FINANCIAL POSITION

Working capital....................................  $    136,864  $    121,313  $     95,590  $     90,463  $    151,544

Total assets.......................................       710,662       689,924       677,055       691,277       766,397

Current portion of long-term debt..................         7,759         2,670        13,925        27,265        29,623

Long-term debt.....................................       219,484       195,195       234,251       364,574       458,446

Shareholders' equity...............................       360,548       344,085       278,640       173,292       149,688

Weighted average shares outstanding................    46,649,541    47,304,180    46,611,759    42,821,091    32,983,315

------------------------

(1) Includes a non-recurring, after-tax charge for expenses of $3,139 ($.10 per share) associated with an acquistion.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 1996 has been derived from and should be read in conjunction with the consolidated financial statements contained herein.

RESULTS OF OPERATIONS

    The following table sets forth the components of net income before extraordinary item as a percentage of net sales for the periods indicated.

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1996       1995       1994
                                                                                           ---------  ---------  ---------
Net sales................................................................................      100.0%     100.0%     100.0%
Cost of sales, excluding depreciation and amortization...................................       63.7       64.7       66.2
Depreciation and amortization expense....................................................        3.7        3.5        4.1
Selling, general and administrative expense..............................................       14.8       14.6       14.7
                                                                                           ---------  ---------  ---------
Operating income.........................................................................       17.8       17.2       15.0
Interest expense.........................................................................       (3.2)      (3.3)      (4.4)
Other expense, net.......................................................................        (.5)       (.6)       (.6)
                                                                                           ---------  ---------  ---------
Income before income taxes and extraordinary item........................................       14.1       13.3       10.0
Provision for income taxes...............................................................       (5.4)      (5.3)      (3.9)
                                                                                           ---------  ---------  ---------
Net income before extraordinary item.....................................................        8.7%       8.0%       6.1%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

1996 COMPARED TO 1995

    Net sales were $776.2 million for the year ended December 31, 1996 compared to $783.2 million for 1995. Sales of commercial, radio frequency and industrial interconnect products, cable assemblies and flat-ribbon cable for 1996 increased 4.9% compared to 1995 ($388.9 million--1996; $370.6 million--1995). Such increase is primarily due to increased sales of cable assembly and interconnect products including fiber optics, smart card reader devices, automotive safety devices (airbags and pretensioner seatbelts) and communications related interconnect products. Sales of high performance environmental connectors for 1996 increased 19.4% compared to 1995 ($208.1 million--1996; $174.3 million -1995). The increase is primarily attributable to strong demand for the Company's application specific products for new and enhanced electronic aerospace and avionics interconnect systems for space, military and commercial aviation applications. Sales of coaxial cable products primarily for cable television applications for 1996 declined 24.8% ($179.2 million--1996; $238.3 million -1995) primarily due to: (1) a decline in U.S coaxial cable television sales which declined from $115.4 million in 1995 to $94.5 million in 1996, of which $18.4 million of the decline is attributable to diminished sales of coaxial cable to regional Bell operating companies ("RBOCs") that slowed their construction of broadband systems in 1996, and reduced sales to a major U.S. cable operator in the latter part of 1996 as that operator reduced expenditures for the rebuilding of its systems; and (2) a decline in international coaxial cable television sales which declined from $122.9 million in 1995 to $84.7 million in 1996, of which $29.1 million of the decline is attributable to reduced sales to a foreign cable operator as that operator selected local sourcing for its cable requirements, and reduced sales to companies in a foreign country as that country is undergoing a regulation of cable television franchises which slowed the construction of new systems.

    Geographically, sales in the United States in 1996 increased 0.6% compared to 1995 ($397.0 million-- 1996; $394.6 million--1995); international sales for 1996, including export sales, declined 2.4% in U.S. dollars ($379.2 million--1996; $388.7 million--1995) and increased approximately .5% in local currencies compared to 1995. The comparatively stronger U.S. dollar in 1996 had the currency translation effect of decreasing net sales by approximately $11.4 million when compared to foreign currency translation rates in 1995.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) increased to 34% in 1996 from 33% in 1995. The increase is generally attributable to increased sales of higher margin application-specific connector products, increased efficiencies due to increased production rates for certain connector products and continuing cost control programs, the effect of which was partially offset by lower coaxial cable sales.

    Selling, general and administrative expenses as a percentage of sales for 1996 remained constant at approximately 15% when compared to 1995.

    Interest expense was $24.6 million for 1996 compared to $25.5 million for 1995. The decrease is due to generally lower average debt outstanding during the year.

    Other expenses, net for 1996 was $3.7 million, a decrease of $.8 million from 1995. See Note 8 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

    The provision for income taxes for 1996 was at an effective rate of 38.4% compared to an effective rate of 40.0% in 1995.

1995 COMPARED TO 1994

    Net sales were $783.2 million for the year ended December 31, 1995 compared to $692.7 million for 1994. Sales of commercial, radio frequency and industrial interconnect products, cable assemblies and flat-ribbon cable for 1995 increased 15.3% ($370.6 million--1995; $321.5 million--1994). Such increase is primarily due to strong demand, especially internationally, for connectors and interconnect systems used in telecommunications applications, automotive safety devices (airbags and pretensioner seatbelts), machine tool and factory automation equipment and smart card reader devices. Sales of high performance environmental connectors for 1995 increased 11.0% compared to 1994 ($174.3 million--1995; $157.0 million--1994). The increase is primarily attributable to strong demand for the Company's application specific products for new and enhanced electronic aerospace and avionics interconnect systems. Sales of coaxial cable products primarily for cable television applications for 1995 increased 11.3% ($238.3 million--1995; $214.1 million--1994) primarily due to increased international sales; U.S. sales of coaxial cable were approximately even with 1994 with increased sales to certain RBOCs as they began initial construction of broadband systems offsetting a decline in sales to traditional cable television operators.

    Geographically, sales in the United States in 1995 increased 3.6% compared to 1994 ($394.6 million-- 1995; $381.0 million--1994); international sales for 1995, including export sales, increased 24.7% in U.S. dollars ($388.7 million--1995; $311.6 million--1994) and increased approximately 19% in local currencies compared to 1994. The comparatively weaker U.S. dollar in 1995 had the currency translation effect of increasing net sales by approximately $19.2 million when compared to foreign currency translation rates in 1994.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) increased to 33% in 1995 from 31% in 1994. The increase is generally attributable to increased sales of higher margin application specific connector products, increased sales of the relatively higher gross margin coaxial cable products and continuing cost control programs.

    Selling, general and administrative expenses as a percentage of sales for 1995 remained even with 1994 at approximately 15%.

    Interest expense was $25.5 million for 1995 compared to $30.4 million for 1994. The decrease is due to decreased debt outstanding.

    Other expenses, net for 1995 was $4.5 million, an increase of $.3 million from 1994. See Note 8 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

    The provision for income taxes for 1995 was at an effective rate of 40% compared to an effective rate of 39% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities totaled $68.2 million, $79.2 million and $88.9 million for 1996, 1995 and 1994, respectively. The decrease in cash from operating activities in 1996 compared to 1995 is primarily attributable to increased cash tax payments in certain foreign jurisdictions, increased cash payments to the Company's pension plans and increases in inventory. In 1995, the cash from operating activities was lower than 1994 primarily because of changes in the non-cash components of working capital primarily reflecting higher sales levels and a reduction in accrued liabilities.

    Cash from operating activities was used for capital expenditures: $20.4 million, $20.4 million and $10.9 million in 1996, 1995 and 1994, respectively. In 1996, cash from operating activities was also used for acquisitions ($29.5 million) and to repurchase in the open market the Company's common stock ($52.7 million). In 1995 and 1994, the Company also used the cash flow from operations for debt reduction ($50.4 million--1995; $145.6 million--1994); the 1994 debt reduction also includes approximately $67.0 million net proceeds from the sale of 4.4 million shares of common stock. In 1996, the Company increased its net borrowings by approximately $26.3 million to supplement the cash flow from operations to fund the expenditures described above.

    The Company has a $150.0 million unsecured revolving bank credit agreement that expires in the year 2000. The credit agreement requires the maintenance of a minimum net worth, interest coverage and leverage ratio and includes limitations with respect to secured borrowings and restricted payments, including dividends on the Company's common stock. At December 31, 1996, there was $24.0 million of borrowings outstanding with respect to the credit agreement.

    In December 1993, a subsidiary of the Company entered into an asset-backed securitization program whereby the subsidiary can sell to a financial institution up to $50.0 million of trade accounts receivable (See Note 9 to the Company's Consolidated Financial Statements). The program costs approximate rates charged on high quality commercial paper, plus certain administrative expenses. At December 31, 1996, sales under the program were approximately $50.0 million. The program expires in December 1997; however, the Company believes that it will be able to renew such program for one or more years.

    In 1996, the Company's Board of Directors authorized an open market share repurchase program of up to 5.0 million shares of the Company's common stock. At December 31, 1996, the Company had repurchased in the open market approximately
2.6 million shares of its common stock at an average price of $20.01 per share.

    The Company's primary ongoing cash requirements will be for capital expenditures and debt service. The Company does not have any present intention for the payment of cash dividends on its common stock. The Company expects that ongoing requirements for capital expenditures and debt service will be funded by internally generated cash flow. The Company expects that capital expenditures in 1997 will not exceed $25.0 million. The Company's required debt amortization in 1997 is $7.8 million; the Company's required cash interest payments for 1997, at current interest rates, are estimated at approximately $25.0 million.

ENVIRONMENTAL MATTERS

    In connection with the acquisition of Amphenol from Allied Corporation in 1987, Allied agreed to indemnify Amphenol for a portion of environmental liabilities of Amphenol identified within a period of seven years following the acquisition that arise out of events, conditions or circumstances that occurred or existed at the time of or prior to the acquisition to the extent that such liability exceeds $13.0 million. In such event, Allied is obligated to pay 80% of the excess over $13.0 million and 100% of the excess over $30.0 million. The Company has been named as a defendant in various legal actions or as a potentially responsible party in relation to several environmental cleanup sites in which the associated costs are subject to the Allied indemnification agreement. There are no amounts currently owed to the Company under the Allied indemnification agreement. Management does not believe that the costs associated with resolution of these matters, net of indemnification from Allied, will have a material adverse effect on the Company's financial position or results of operations.

INFLATION AND COSTS

    The cost of the Company's products is influenced by the cost of a wide variety of raw materials, including precious metals such as gold and silver used in plating; aluminum, copper, brass and steel used for contacts, shells and cable; and plastic materials used in molding connector bodies, inserts and cable. In general, increases in the cost of raw materials, labor and services have been offset by price increases, productivity improvements and cost saving programs.

RISK MANAGEMENT

    The Company has to a significant degree mitigated its exposure to currency risk in its business operations by manufacturing and procuring its products in the same country or region in which the products are sold so that costs reflect local economic conditions. In other cases involving U.S. export sales, raw materials are a significant component of product costs for the majority of such sales and raw material costs are generally dollar based on a worldwide scale, such as basic metals and petroleum derived materials. The majority of the Company's debt is at fixed interest rates and not subject to fluctuations. The Company does have credit agreements which allow it to borrow at variable rates. In such cases the Company may use financial instruments, primarily LIBOR contracts and interest rate swap contracts to fix such variable rates for varying periods, generally not longer than one year.

FUTURE ACCOUNTING CHANGES

    In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Management has reviewed the statement and believes that implementation of the statement will not have a material effect on the Company's financial position or results of operations.

SUBSEQUENT EVENT--PROPOSED TRANSACTION

    On January 23, 1997, the Company announced that it signed an Agreement and Plan of Merger ("Agreement") with an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). Upon completion of the transaction, which is expected to be consummated in April 1997, affiliates of KKR will be the majority owner of the Company. The Agreement provides that the owner of each share of Class A common stock can elect either to receive $26.00 in cash for that share or to retain that share. However, in no event can more that 4.4 million shares of common stock (approximately 10% of the currently outstanding shares) be retained by present Amphenol shareholders. If holders elect to retain more than 4.4 million of the outstanding shares, then the shares available will be prorated among those electing to retain and cash will be paid for all other shares. If holders elect to retain fewer than 4.4 million of the outstanding shares, the remaining available shares will be prorated among those electing cash. Following the merger, affiliates of KKR expect to own in excess of 75% of the Company's outstanding shares. Affiliates of KKR will invest up to $374 million of equity in the transaction. The balance of funds necessary to complete the transaction, estimated at approximately $990 million, including refinancing the Company's indebtedness and obligations, will come from new borrowings.

    Lawrence J. DeGeorge, Chairman of the Board of the Company, and certain members of his family (and a trust founded by them) who hold, in the aggregate, approximately 30% of the outstanding common stock, have agreed to vote their shares in favor of the merger. An affiliate of KKR will also have the option to call the DeGeorge family shares under certain circumstances, and following the recapitalization the DeGeorge interests will have the option to put the shares which they retain following the merger to the affiliate, in each case for $26.00 in cash per share.

    The merger is subject to certain conditions including the approval of the Company's shareholders at its annual meeting, the expiration of antitrust regulatory waiting periods and the completion of financing arrangements. After the merger, Amphenol will continue to operate as an independent public company under its current name with headquarters in Wallingford, Connecticut.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    REPORT OF MANAGEMENT

    Management is responsible for the integrity and objectivity of the financial statements and other information appearing in this annual report on Form 10-K. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts based on management's best estimates and judgments, with due consideration given to materiality. The Company maintains a system of internal accounting controls and procedures intended to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and accounted for in accordance with management's authorization.

    Price Waterhouse LLP has been engaged to audit the financial statements in accordance with generally accepted auditing standards. They obtain an understanding of the Company's accounting policies and controls, and conduct such tests and related procedures as they consider necessary to arrive at their opinion. The Board of Directors has appointed an Audit Committee composed of outside directors. The Audit Committee meets periodically with representatives of management and Price Waterhouse LLP to discuss and review their activities with respect to internal accounting controls and financial reporting and auditing.

REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Shareholders of Amphenol Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of Amphenol Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Hartford, Connecticut

January 14, 1997, except as to Note 12, which is as of January 23, 1997

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------

                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                                         DATA)
Net sales...........................................................  $     776,221  $     783,233  $     692,651
Costs and expenses:
  Cost of sales, excluding depreciation and amortization............        494,689        506,707        458,318
  Depreciation and amortization expense.............................         28,808         27,795         28,099
  Selling, general and administrative expense.......................        114,746        114,041        102,183
Operating income....................................................        137,978        134,690        104,051
Interest expense....................................................        (24,617)       (25,548)       (30,382)
Other expenses, net.................................................         (3,696)        (4,515)        (4,160)
                                                                      -------------  -------------  -------------
Income before income taxes and extraordinary item...................        109,665        104,627         69,509
Provision for income taxes..........................................        (42,087)       (41,769)       (27,109)
                                                                      -------------  -------------  -------------
Net income before extraordinary item................................         67,578         62,858         42,400
Extraordinary item:
  Loss on early extinguishment of debt, net of income taxes of
    $2,613 (Note 1).................................................                                       (4,087)
                                                                      -------------  -------------  -------------
Net income..........................................................  $      67,578  $      62,858  $      38,313
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net income per share:
  Income before extraordinary item..................................  $        1.45  $        1.33  $         .91
  Extraordinary loss................................................                                         (.09)
                                                                      -------------  -------------  -------------
  Net income........................................................  $        1.45  $        1.33  $         .82
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Average common shares outstanding...................................     46,649,541     47,304,180     46,611,759

          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1996         1995
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS,
                                                                                           EXCEPT PER SHARE DATA)
                                                      ASSETS
Current Assets:
  Cash and short-term cash investments..................................................  $     3,984  $    12,028
  Accounts receivable, less allowance for doubtful accounts of $1,868 and $1,758........       64,904       67,419
  Inventories:
    Raw materials and supplies..........................................................       21,648       21,094
    Work in process.....................................................................       92,771       79,971
    Finished goods......................................................................       38,864       33,688
                                                                                          -----------  -----------
                                                                                              153,283      134,753
  Prepaid expenses and other assets.....................................................       11,611       11,516
                                                                                          -----------  -----------
    Total current assets................................................................      233,782      225,716
                                                                                          -----------  -----------
Land and depreciable assets:
  Land..................................................................................       11,090       11,143
  Buildings.............................................................................       65,379       64,452
  Machinery and equipment...............................................................      188,716      169,624
                                                                                          -----------  -----------
                                                                                              265,185      245,219
  Less accumulated depreciation.........................................................     (163,110)    (150,560)
                                                                                          -----------  -----------
                                                                                              102,075       94,659
Deferred debt issuance costs............................................................        3,717        4,332
Excess of cost over fair value of net assets acquired...................................      346,583      342,624
Other assets............................................................................       24,505       22,593
                                                                                          -----------  -----------
                                                                                          $   710,662  $   689,924
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                        LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................................................  $    49,484  $    51,684
  Accrued interest......................................................................        2,481        2,701
  Accrued salaries, wages and employee benefits.........................................       12,671       11,972
  Other accrued expenses................................................................       24,523       35,376
  Current portion of long-term debt.....................................................        7,759        2,670
                                                                                          -----------  -----------
    Total current liabilities...........................................................       96,918      104,403
                                                                                          -----------  -----------
Long-term debt..........................................................................      219,484      195,195
Deferred taxes and other liabilities....................................................       18,696       18,755
Accrued pension and post employment benefit obligations.................................       15,016       27,486
Commitments and contingent liabilities (Notes 2, 6 and 9)

Shareholders' Equity:
  Class A Common Stock, $.001 par value; 96,250,000 shares authorized; 44,720,287 and
    47,320,382 shares outstanding at December 31, 1996 and 1995, respectively...........           47           47
  Additional paid-in capital............................................................      265,425      265,193
  Accumulated earnings..................................................................      151,634       84,056
  Cumulative valuation adjustments (Note 5).............................................       (3,887)      (5,211)
  Treasury stock, at cost, 2,625,100 shares.............................................      (52,671)
                                                                                          -----------  -----------
    Total shareholders' equity..........................................................      360,548      344,085
                                                                                          -----------  -----------
                                                                                          $   710,662  $   689,924
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                              ADDITIONAL  ACCUMULATED   CUMULATIVE    TREASURY       TOTAL
                                                  COMMON       PAID-IN      EARNINGS     VALUATION     STOCK     SHAREHOLDERS'
                                                   STOCK       CAPITAL     (DEFICIT)    ADJUSTMENTS   AT COST       EQUITY
                                               -------------  ----------  ------------  -----------  ----------  -------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BALANCE DECEMBER 31, 1993....................    $      42    $  197,424   $  (17,115)   $  (7,059)  $  173,292
  Net income.................................                                  38,313                                  38,313
  Translation adjustments....................                                                3,786                      3,786
  Net proceeds from sale of 4,410,689 shares
    of Class A Common Stock..................            4        66,913                                               66,917
  Conversion of warrants.....................            1             5                                                    6
  Amortization of deferred compensation......           66                                                                 66
  Stock options exercised....................          413                                                                413
  Appreciation in market value of marketable
    securities available for sale, net of
    tax......................................                                                  162                        162
  Minimum pension liability adjustment, net
    of tax...................................                                               (4,315)                    (4,315)
                                                       ---    ----------  ------------  -----------  ----------  -------------
BALANCE DECEMBER 31, 1994....................           47       264,821       21,198       (7,426)                   278,640
  Net income.................................                                  62,858                                  62,858
  Translation adjustments....................                                                2,246                      2,246
  Amortization of deferred compensation......                        384                                                  384
  Stock options exercised and vesting of
    restricted stock, net of tax.............                        (12)                                                 (12)
  Decline in market value of marketable
    securities available for sale, net of
    tax......................................                                               (1,194)                    (1,194)
  Minimum pension liability adjustment, net
    of tax...................................                                                1,163                      1,163
                                                       ---    ----------  ------------  -----------  ----------  -------------
BALANCE DECEMBER 31, 1995....................           47       265,193       84,056       (5,211)                   344,085
  Net income.................................                                  67,578                                  67,578
  Translation adjustments....................                                                  647                        647
  Purchase of Treasury Stock.................                                                           (52,671)      (52,671)
  Amortization of deferred compensation......                         65                                                   65
  Stock options exercised....................                        167                                                  167
  Decline in market value of marketable
    securities available for sale, net of
    tax......................................                                               (1,085)                    (1,085)
  Minimum pension liability adjustment, net
    of tax...................................                                                1,762                      1,762
                                                       ---    ----------  ------------  -----------  ----------  -------------
BALANCE DECEMBER 31, 1996....................    $      47    $  265,425   $  151,634    $  (3,887)  $  (52,671)  $   360,548

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
                                                                                      (DOLLARS IN THOUSANDS,
                                                                                      EXCEPT PER SHARE DATA)
Net income....................................................................  $   67,578  $   62,858  $   38,313
Adjustments for cash from operations:
  Depreciation and amortization...............................................      28,808      27,795      28,099
  Amortization of deferred debt issuance costs................................         691         652         674
  Net extraordinary charge for write off of deferred debt issuance costs......                               4,087
Net change in:
  Accounts receivable.........................................................       7,315      (6,954)    (14,236)
  Inventory...................................................................     (10,801)     (1,790)     13,483
  Prepaid expenses and other assets...........................................         604          90       2,152
  Accounts payable............................................................      (3,411)      4,121       4,282
  Accrued liabilities.........................................................     (13,832)        831      11,352
  Accrued pension and post employment benefits................................      (7,590)     (2,483)     (1,492)
  Deferred taxes and other liabilities........................................        (970)     (5,443)        824
  Other.......................................................................        (185)       (450)      1,333
                                                                                ----------  ----------  ----------
Cash provided by operations...................................................      68,207      79,227      88,871
                                                                                ----------  ----------  ----------
Cash flow from investing activities:
  Additions to property, plant and equipment..................................     (20,374)    (20,381)    (10,936)
  Net investment in acquisitions and joint ventures...........................     (29,461)     (1,234)
  Other.......................................................................      (1,030)     (1,290)
                                                                                ----------  ----------  ----------
Cash flow used by investing activities........................................     (49,835)    (21,411)    (13,460)
                                                                                ----------  ----------  ----------
Cash flow from financing activities:
  Decrease in long-term debt..................................................                 (45,368)    (97,972)
  Net increase (decrease) in borrowings under revolving credit facilities.....      26,255      (5,002)    (47,659)
  Net proceeds from issuance of common stock..................................                              66,917
  Net proceeds from the sale of accounts receivable...........................                               5,000
  Treasury stock repurchases..................................................     (52,671)
                                                                                ----------  ----------  ----------
Cash flow used by financing activities........................................     (26,416)    (50,370)    (73,714)
                                                                                ----------  ----------  ----------
Net change in cash and short-term cash investments............................      (8,044)      7,446       1,697
Cash and short-term cash investments balance, beginning of period.............      12,028       4,582       2,885
                                                                                ----------  ----------  ----------
Cash and short-term cash investments balance, end of period...................  $    3,984  $   12,028  $    4,582
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Cash paid during the year for:
  Interest....................................................................  $   24,180  $   25,109  $   30,139
  Income taxes paid, net of refunds...........................................      54,765      37,606      15,624

            See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

    Amphenol Corporation ("Amphenol" or the "Company") is in one business segment which consists of designing, manufacturing and marketing connectors, cable and interconnect systems, principally for telephone, wireless and data communication systems; cable television; commercial and military aerospace electronics equipment; automotive and mass transportation applications; and industrial factory automation equipment.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION AND INVESTMENTS

    The consolidated financial statements include the accounts of the Company and its subsidiaries. Other assets includes an investment in equity securities deemed available-for-sale. Such investment is recorded at its market value at December 31, 1996 of $8,187 ($9,857 at December 31, 1995), and the cumulative appreciation in market value over the cost basis of the investment, net of deferred tax, of $3,687 ($4,772 at December 31, 1995) is recorded as a component of shareholders' equity.

CASH AND SHORT-TERM CASH INVESTMENTS

    Cash and short-term cash investments consist of cash and liquid investments with a maturity of less than three months.

INVENTORIES

    Inventories are stated at the lower of standard cost, which approximates average cost, or market. The principal components of cost included in inventories are materials, direct labor and manufacturing overhead.

DEPRECIABLE ASSETS

    Property, plant and equipment are carried at cost. Depreciation and amortization of property, plant and equipment are provided on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets which range from 3 to 12 years for machinery and equipment and 20 to 40 years for buildings. It is the Company's policy to periodically review fixed asset lives.

DEFERRED DEBT ISSUANCE COSTS

    Deferred debt issuance costs are being amortized on the interest method over the term of the related debt. In 1994, in conjunction with the prepayment of certain bank debt, the Company incurred an extraordinary net charge of approximately $4,087 for the write off of deferred debt issuance costs.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

    The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on the straight-line basis over a period of 40 years. Accumulated amortization was $85,657 and $74,695 at December 31, 1996 and 1995, respectively. Management continually reassesses the appropriateness of both the carrying value and remaining life of goodwill. Such reassessments are based on forecasting cash flows, on an undiscounted basis, and other factors.

REVENUE RECOGNITION

    Sales and related cost of sales are recognized primarily upon shipment of products. Sales and related cost of sales under long-term contracts with commercial customers and the U.S. Government are recognized as units are delivered or services provided.

RETIREMENT PENSION PLANS

    Costs for retirement pension plans include current service costs and amortization of prior service costs over periods of up to thirty years. It is the Company's policy to fund current pension costs in conformance with minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees' service with the Company as well as amortization of a transition obligation recognized on adoption of the accounting principle in 1993.

INCOME TAXES

    Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested.

RESEARCH AND DEVELOPMENT

    Research, development and engineering expenditures for the creation and application of new and improved products and processes were $14,550, $15,740 and $14,261, excluding customer sponsored programs representing expenditures of $927, $1,272 and $831, for the years 1996, 1995 and 1994, respectively.

ENVIRONMENTAL OBLIGATIONS

    The Company recognizes the potential cost for environmental remediation activities when assessments are made, remedial efforts are probable and related amounts can be reasonably estimated; potential insurance reimbursements are not recorded. The Company regularly assesses its environmental liabilities through reviews of contractual commitments, site assessments, feasibility studies and formal remedial design and action plans.

NET INCOME PER SHARE

    Net income per share is based on the net income for the period divided by the weighted average common shares outstanding.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DERIVATIVE FINANCIAL INSTRUMENTS

    Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising for the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized as interest income or expense in the periods in which they accrue.

NOTE 2--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                              DECEMBER 31,
                                                        INTEREST RATE AT                ------------------------
                                                        DECEMBER 31, 1996   MATURITY       1996         1995
                                                        -----------------  -----------  ----------  ------------
Senior notes..........................................           10.45%      1999-2001  $  100,000   $  100,000
Senior subordinated debentures........................           12.75%           2002      95,000       95,000
Revolving credit facility.............................             6.0%           2000      24,000
Notes payable to foreign banks........................       1.62-9.25%      1997-2000       8,243        2,865
                                                                                        ----------  ------------
                                                                                           227,243      197,865
Less current portion..................................                                       7,759        2,670
                                                                                        ----------  ------------
Total long-term debt..................................                                  $  219,484   $  195,195
                                                                                        ----------  ------------
                                                                                        ----------  ------------

    On November 30, 1995, the Company entered into a $150,000 five year unsecured revolving credit agreement with a group of banks. Interest on borrowings under the credit agreement generally accrues at 0.275% over LIBOR or, at the Company's option, at the bank's base rate; in addition, the Company pays a facility fee. The credit agreement requires the Company to meet certain financial tests including minimum net worth, interest coverage and leverage ratios. In addition, the agreement includes limitations with respect to secured borrowings and restricted payments, including dividends on the Company's common stock.

    The Senior Notes are unsecured and subject to redemption at the option of the Company at any time, in whole or in part, at par plus a make-whole premium determined in relation to the current interest rate on U.S. Government securities at the time of an optional redemption. The Senior Subordinated Debentures are subject to redemption at the option of the Company, in whole or in part, beginning in 1997 at 104.8% and declining to 100% by 2000.

    The maturity of the Company's long-term debt over each of the next five years ending December 31, is as follows: 1997--$7,759; 1998--$206; 1999--$33,576; 2000--$33,368; and 2001--$33,334.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--INCOME TAXES

    The components of income before income taxes and the provision (benefit) for income taxes are as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1996        1995       1994
                                                                                 ----------  ----------  ---------
Income before taxes and extraordinary item:
  United States................................................................  $   67,889  $   69,694  $  47,402
  Foreign......................................................................      41,776      34,933     22,107
                                                                                 ----------  ----------  ---------
                                                                                 $  109,665  $  104,627  $  69,509
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Current provision:
  United States................................................................  $   24,174  $   18,045  $  25,771
  Foreign......................................................................      15,993      16,144      3,000
                                                                                 ----------  ----------  ---------
                                                                                     40,167      34,189     28,771
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Deferred provision (benefit):
  United States................................................................       1,884       7,122     (1,103)
  Foreign......................................................................          36         458       (559)
                                                                                 ----------  ----------  ---------
                                                                                      1,920       7,580     (1,662)
                                                                                 ----------  ----------  ---------
Total provision for income taxes...............................................  $   42,087  $   41,769  $  27,109
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

    At December 31, 1996, the Company had $15,009 of foreign tax loss carryforwards and $380 of tax credit carryforwards that expire in various periods.

    Differences between the U.S. statutory federal tax rate and the Company's effective income tax rate are analyzed below:

                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
U.S. statutory federal tax rate......................................................       35.0%      35.0%      35.0%
State and local taxes................................................................        1.5        1.2        1.8
Non-deductible purchase accounting differences.......................................        3.7        3.6        5.4
Foreign tax provisions at rates different from the U.S. statutory rate...............         .5        4.8         .7
Tax cost (benefit) of foreign dividend income, net of related tax credits............       (2.6)      (2.8)        .2
Valuation allowance..................................................................       (4.1)      (1.8)      (5.3)
Other................................................................................        4.4        (.1)       1.2
                                                                                             ---        ---        ---
Effective tax rate...................................................................       38.4%      39.9%      39.0%
                                                                                             ---        ---        ---
                                                                                             ---        ---        ---

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--INCOME TAXES (CONTINUED)
    The Company's deferred tax assets and liabilities, prior to valuation allowance, were comprised of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Deferred tax assets:
  Accrued liabilities and reserves......................................  $   6,359  $   9,190
  Operating loss carryforwards..........................................      4,447      5,663
  Foreign tax credit carryforwards......................................        380      1,558
  Employee benefits.....................................................      6,459      8,499
                                                                          ---------  ---------
                                                                          $  17,645  $  24,910
                                                                          ---------  ---------
                                                                          ---------  ---------
Deferred tax liabilities:
  Depreciation..........................................................  $   9,351  $  10,262
  Marketable securities.................................................      1,985      2,570
  Prepaid pension costs.................................................      4,930      3,510
                                                                          ---------  ---------
                                                                          $  16,266  $  16,342
                                                                          ---------  ---------
                                                                          ---------  ---------

    A valuation allowance of $8,184 and $12,628 at December 31, 1996 and 1995, respectively, has been recorded which relates primarily to foreign net operating loss carryforwards, foreign tax credits and certain deferred tax deductions for which a tax benefit is less likely than not to be received. The net change in the valuation allowance for deferred tax assets was a decrease of $4,444 in 1996 and $1,842 in 1995 and reduced income tax expenses each year. The net decrease in the valuation allowance related primarily to benefits arising from utilization of foreign net operating losses and foreign tax credit carryforwards in 1996 and 1995. Changes to certain deferred tax deductions resulted in an increase to the valuation allowance for 1995 and a decrease for 1996. Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the consolidated balance sheet.

    United States income taxes have not been provided on undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any United States tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

NOTE 4--BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

    The Company and its domestic subsidiaries have a number of defined benefit plans covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation. The plans are noncontributory, except for certain salaried employees. Certain foreign subsidiaries have

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED) defined benefit plans covering their employees. The following is a summary of the defined benefit plans' funded status as of the most recent actuarial valuations (December 31, 1996 and 1995).

                                                                DECEMBER 31, 1996           DECEMBER 31, 1995
                                                            --------------------------  --------------------------
                                                            ACCUMULATED      ASSETS     ACCUMULATED      ASSETS
                                                              BENEFITS       EXCEED       BENEFITS       EXCEED
                                                               EXCEED     ACCUMULATED      EXCEED     ACCUMULATED
                                                               ASSETS       BENEFITS       ASSETS       BENEFITS
                                                            ------------  ------------  ------------  ------------
Actuarial present value of benefit obligations:
Vested benefit obligation.................................   $   72,983    $  102,685    $  145,750    $   26,595
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------
Accumulated benefit obligation............................   $   74,319    $  104,576    $  147,390    $   26,802
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------
Projected benefit obligation..............................   $   76,959    $  112,777    $  156,824    $   28,316
Plan assets at fair value.................................       42,637       136,202       114,485        39,366
                                                            ------------  ------------  ------------  ------------
Plan assets over (under) projected benefit obligation.....      (34,322)       23,425       (42,339)       11,050
Unrecognized net loss (gain)..............................       11,625        (2,994)       22,986        (2,365)
Unrecognized prior service cost...........................        4,116         1,351         6,214          (154)
Unrecognized transition asset.............................          241        (3,350)          (11)       (2,236)
                                                            ------------  ------------  ------------  ------------
Pension asset (liability) included in the Consolidated
  Balance Sheet...........................................   $  (18,340)   $   18,432    $  (13,150)   $    6,295
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
Net pension expense included the following components:
  Service cost benefits earned....................................................  $   3,551  $   3,221  $   3,163
  Interest cost on projected benefit obligation...................................     13,707     13,313     12,508
  Actual return on plan assets....................................................    (16,193)   (33,906)     4,664
  Net amortization and deferral of actuarial (gains) losses.......................      1,321     20,045    (17,862)
                                                                                    ---------  ---------  ---------
Net pension expense...............................................................  $   2,386  $   2,673  $   2,473
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    The weighted-average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.5% (7.5% in 1995 and 8.5% in 1994) and 3.50% (3.50% in
1995 and 4.50% in 1994), respectively. The expected long-term rate of return on assets was 10.5%. The largest non-U.S. plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $20,485 and $20,761 at December 31, 1996 and 1995, respectively. Such obligation is included in the consolidated balance sheet and the tables above. Pension plans of certain of the Company's other international subsidiaries generally do not determine the actuarial value of accumulated benefits and the value of net assets on the basis shown above. The plans, in accordance with local practices, are generally unfunded. The vested benefit obligations of these plans are not significant.

    In accordance with the provisions of FAS No. 87, the Company recorded a minimum pension liability at December 31, 1996 of 13,572 ($15,558 at December 31, 1995) for circumstances in which a pension

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED) plan's accumulated benefit obligation exceeded the fair value of the plan's assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost, with the balance recorded as a reduction in shareholders' equity, net of related deferred tax benefits.

    The Company maintains self insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. Beginning in late 1996, the Company implemented changes in its postretirement medical benefit plans such that the Company's share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The cost of postretirement health care and life insurance benefit programs charged to expense was approximately $2,734, $2,088, and $1,831 for the years 1996, 1995 and 1994, respectively. The Company expects to fund the benefit costs principally on a pay-as-you-go basis. Since the Company has modified its postretirement medical plans to hold constant its obligation and since the accumulated postretirement benefit obligation ("APBO") and the net postretirement benefit expense are not material in relation to the Company's financial condition or results of operations, management believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the APBO at December 31, 1996 and 1995 was 7.5%.

    Summary information on the Company's postretirement medical plans as of December 31, 1996 and 1995 is as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees..............................................................  $  10,710  $  15,486
  Fully eligible, active plan participants..............................      1,236        832
  Other active participants.............................................      1,156        825
                                                                          ---------  ---------
  Postretirement benefit obligation.....................................     13,102     17,143
  Unrecognized gain (loss)..............................................     (6,815)    (2,891)
  Unrecognized transition obligation....................................       (933)    (7,134)
                                                                          ---------  ---------
  Postretirement benefit liability included in the balance sheet........  $   5,354  $   7,118
                                                                          ---------  ---------
                                                                          ---------  ---------
Components of net postretirement benefit expense are as follows:
  Service cost..........................................................  $      36  $      26
  Interest cost.........................................................      1,545      1,535
  Amortization of transition obligation.................................        424        424
  Net amortization and deferral of actuarial (gains) losses.............        729        103
                                                                          ---------  ---------
  Net postretirement benefit expense....................................  $   2,734  $   2,088
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 5--SHAREHOLDERS' EQUITY

    The Company has entered into a Stockholders' Agreement with Lawrence J. DeGeorge, Chairman. The Agreement provides that if Mr. DeGeorge, together with his estate and his spouse, own at least 25%

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--SHAREHOLDERS' EQUITY (CONTINUED) of the Company's outstanding common stock, the Company will agree to nominate directors designated by Mr. DeGeorge, his estate or his spouse that represent up to 25% of the Board of Directors (but in no event fewer than two directors). If Mr. DeGeorge, together with his estate and his spouse, own less than 25% but at least 10% of the Company's outstanding common stock, the Company will agree to nominate that number of directors designated by Mr. DeGeorge, his estate or his spouse, that represent not less than 10% of the Board of Directors (but in no event fewer than one director). The Agreement also provides for certain registration rights in respect of common stock owned by Mr. DeGeorge. At December 31, 1996, Mr. DeGeorge, his estate and his spouse beneficially owned approximately 25.2% of the Company's common stock on a fully diluted basis.

    The Company has authorized 3,750,000 shares of Class B Common Stock, par value $.001. Such shares are equivalent to Class A Common Stock except the Class B shares are non-voting. There are no Class B shares outstanding.

    The Company has adopted a stock option plan which, as amended in 1996, authorized the granting of stock options by the Board of Directors for up to a maximum of 1,000,000 shares of Class A Common Stock. Options will be granted at fair market value at the time of the grant. Options granted under the Stock Option Plan may constitute incentive stock options (within the meaning of Section 422A of the Internal Revenue Code of 1986) or nonstatutory stock options. Such shares vest ratably over a period of three years from date of grant and are exercisable over a period of ten years from date of grant. At December 31, 1996 and 1995, 157,841 and 82,343 options were exercisable, respectively.

    Stock option plan activity for 1994, 1995, and 1996 was as follows:

                                                                       OPTIONS   AVERAGE PRICE
                                                                      ---------  -------------
OPTIONS OUTSTANDING AT DECEMBER 31, 1993............................    202,667    $    8.94
Options granted.....................................................    155,000        15.53
Options exercised...................................................    (47,787)        8.65
Options cancelled...................................................    (38,499)       11.66
                                                                      ---------
OPTIONS OUTSTANDING AT DECEMBER 31, 1994............................    271,381        12.36
Options granted.....................................................    155,500        26.32
Options exercised...................................................    (54,705)       11.40
Options cancelled...................................................    (58,332)       18.56
                                                                      ---------
OPTIONS OUTSTANDING AT DECEMBER 31, 1995............................    313,844        18.48
Options granted.....................................................    173,600        23.82
Options exercised...................................................    (15,005)       11.11
Options cancelled...................................................    (49,001)       21.53
                                                                      ---------
OPTIONS OUTSTANDING AT DECEMBER 31, 1996............................    423,438    $   20.58
                                                                      ---------
                                                                      ---------

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--SHAREHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1996:

                              OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                       ---------------------------------  --------------------
                                   AVERAGE                            AVERAGE
   EXERCISE PRICE       SHARES      PRICE       TERM       SHARES      PRICE
---------------------  ---------  ---------     -----     ---------  ---------
$   5.00--  $   10.00     64,003  $    9.14        5.93      64,003  $    9.14
   10.01--      15.00     --         --          --          --         --
   15.01--      20.00     91,335  $   15.59        7.25      56,838  $   15.50
   20.01--      25.00    158,100  $   23.88        9.25         333  $   25.00
   25.01--      30.00    110,000  $   26.63        8.25      36,667  $   26.63

    The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the stock option plan been determined based on the fair value of the option at date of grant consistent with the requirements of Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                       1996
                                                                                     ---------
Net income
  As reported...........................................................  $  67,578  $  62,858
  Pro forma.............................................................     66,884     62,366
Net income per share
  As reported...........................................................  $    1.45  $    1.33
  Pro forma.............................................................       1.43       1.32

    The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                          1996       1995
                                                                        ---------  ---------
Risk free interest rate...............................................        6.1%       6.6%
Expected life.........................................................    4 years    4 years
Expected volatility...................................................       30.0%      30.0%
Expected dividend yield                                                    --         --

    The weighted-average fair values of options granted during 1996 and 1995 were $7.98 and $9.14, respectively.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--SHAREHOLDERS' EQUITY (CONTINUED)
    Activity in the Company's Shareholders' Equity cumulative valuation adjustment accounts for 1994, 1995 and 1996 is as follows:

                                                                                          CUMULATIVE
                                                                            CUMULATIVE      MINIMUM       TOTAL
                                                              CUMULATIVE   APPRECIATION     PENSION    CUMULATIVE
                                                              TRANSLATION  IN MARKETABLE   LIABILITY    VALUATION
                                                              ADJUSTMENT    SECURITIES    ADJUSTMENT   ADJUSTMENT
                                                              -----------  -------------  -----------  -----------
Balance December 31, 1993...................................   $  (8,444)    $   5,804     $  (4,419)   $  (7,059)
  Translation adjustments...................................       3,786                                    3,786
  Change in appreciation in market value of marketable
    securities available-for-sale...........................                       162                        162
  Change in minimum pension liability adjustment............                                  (4,315)      (4,315)
                                                              -----------       ------    -----------  -----------
Balance December 31, 1994...................................      (4,658)        5,966        (8,734)      (7,426)
  Translation adjustments...................................       2,246                                    2,246
  Change in appreciation in market value of marketable
    securities available-for-sale...........................                    (1,194)                    (1,194)
  Change in minimum pension liability adjustment............                                   1,163        1,163
                                                              -----------       ------    -----------  -----------
Balance December 31, 1995...................................      (2,412)        4,772        (7,571)      (5,211)
  Translation adjustments...................................         647                                      647
  Change in appreciation in market value of marketable
    securities available-for-sale...........................                    (1,085)                    (1,085)
  Change in minimum pension liability adjustment............                                   1,762        1,762
                                                              -----------       ------    -----------  -----------
Balance December 31, 1996...................................   $  (1,765)    $   3,687     $  (5,809)   $  (3,887)
                                                              -----------       ------    -----------  -----------
                                                              -----------       ------    -----------  -----------

NOTE 6--LEASES

    At December 31, 1996, the Company was committed under operating leases which expire at various dates through 2004. Total rent expense under operating leases for the years 1996, 1995, and 1994 was $12,216, $11,594 and $10,108, respectively.

MINIMUM LEASE PAYMENTS UNDER NON-CANCELABLE OPERATING LEASES ARE AS FOLLOWS:

1997...............................................................  $   7,249
1998...............................................................      5,974
1999...............................................................      3,849
2000...............................................................      2,851
2001...............................................................      2,002
Beyond 2001........................................................      2,915
                                                                     ---------
      Total minimum obligation.....................................  $  24,840
                                                                     ---------
                                                                     ---------

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7--INTERNATIONAL OPERATIONS

    A portion of the Company's revenues and assets relate to international operations. The Company has manufacturing facilities in Germany, the United Kingdom, France, Canada, Taiwan and Hong Kong and operations of lesser size in a number of other countries. Amounts included in the accompanying consolidated financial statements associated with operations outside the United States consist of the following:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Net sales:
  United States operations...................................................  $  503,385  $  534,322  $  494,299
  International operations:
      Europe.................................................................     233,670     217,143     177,549
      Other..................................................................      92,689      78,442      59,744
  Eliminations...............................................................     (53,523)    (46,674)    (38,941)
                                                                               ----------  ----------  ----------
        Net sales............................................................  $  776,221  $  783,233  $  692,651
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income before extraordinary item:
  United States operations...................................................  $   42,614  $   46,493  $   25,505
  International operations:
      Europe.................................................................      21,954      16,266      16,679
      Other..................................................................       3,010          99         216
                                                                               ----------  ----------  ----------
        Net income before extraordinary item.................................  $   67,578  $   62,858  $   42,400
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Identifiable assets:
  United States operations...................................................  $  473,889  $  458,313  $  470,209
International operations:
      Europe.................................................................     172,640     170,319     155,833
      Other..................................................................      75,560      73,406      65,682
  Eliminations...............................................................     (11,427)    (12,114)    (14,669)
                                                                               ----------  ----------  ----------
        Total assets.........................................................  $  710,662  $  689,924  $  677,055
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The Company had export sales from its United States operations of approximately $80,000, $118,000 and $93,000 in 1996, 1995 and 1994,
respectively. The sales were made principally to Asia and the Far East, Europe and Latin America.

    Pursuant to FAS No. 52, "Foreign Currency Translation," the financial position and results of operations of all of the Company's significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated is included as a separate component of shareholders' equity. Transaction gains and losses are included in other expenses, net.

    The Company periodically enters into foreign exchange contracts to hedge its transaction exposures. At December 31, 1996, the Company had no outstanding foreign exchange contracts.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8--OTHER EXPENSES, NET

    Other income (expense) is comprised as follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
Royalty income (expense)..........................................................  $     108  $     (59) $      92
Interest income...................................................................        784        134         66
Foreign currency transaction gains (losses).......................................        339        205       (357)
Equity in net earnings (losses) of investments....................................                   (60)       272
Gain (loss) on sale of assets.....................................................        (28)       262        (18)
Program fees on sale of accounts receivable.......................................     (3,504)    (3,902)    (3,180)
Minority interests................................................................       (251)      (407)      (105)
Other.............................................................................     (1,144)      (688)      (930)
                                                                                    ---------  ---------  ---------
                                                                                    $  (3,696) $  (4,515) $  (4,160)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

NOTE 9--COMMITMENTS AND CONTINGENCIES

    In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

    In connection with the acquisition of Amphenol from Allied Corporation in 1987, Allied agreed to provide substantial indemnification for potential environmental liabilities identified within a period of seven years following the acquisition that arise out of events, conditions or circumstances that occurred or existed at the time of or prior to the acquisition to the extent that such liability exceeds $13,000. In such event, Allied is obligated to pay 80% of the excess over $13,000 and 100% of the excess over $30,000. The Company has been named as a defendant in various legal actions or as a potentially responsible party in relation to several environmental clean-up sites in which the associated costs are subject to the Allied indemnification agreement. Management does not believe that the costs associated with resolution of these matters will have a material adverse effect on the Company's financial position or results of operations.

    In December 1993, a subsidiary of the Company entered into a four year agreement with a financial institution whereby the subsidiary would sell an undivided interest of up to $50,000 in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expense, net in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts will be adequate to absorb the expense of any such liability. At December 31, 1996 and 1995, approximately $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet at that date.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10--FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    CASH AND SHORT-TERM CASH INVESTMENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

    LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    INVESTMENTS: The fair value of investments is based upon quoted market prices. The fair value equals the carrying value of equity investments, which are classified as available-for-sale.

    At December 31, 1996 and 1995, based on market quotes for the same or similar securities, it is estimated that the Company's 12.75% subordinated debentures due 2002 and 10.45% senior notes due 2001 were trading at premiums of approximately 10% to 20% over book value. It is estimated that the carrying value of the Company's other financial instruments at December 31, 1996 and 1995 approximates fair value.

    The Company periodically uses derivative financial instruments. The instruments are primarily used to manage defined interest rate risk, and to a lesser extent foreign exchange and commodity risks arising out of the Company's core activities. During 1994, the Company had interest rate protection agreements that fixed the interest cost relating to the majority of the Company's floating rate debt. During 1995, the Company used forward contracts to hedge certain foreign currency exposures. There were no derivative financial instruments outstanding at December 31, 1996 and 1995.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                               --------------------------------------------------
                                                                MARCH 31    JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                               ----------  ----------  ------------  ------------
1996
Net sales....................................................  $  194,822  $  198,921   $  184,876    $  197,602
Gross profit, including depreciation.........................      66,639      67,816       63,523        66,539
Net income...................................................      16,940      17,408       16,697        16,533
Net income per share.........................................         .36         .37          .36           .37
Stock price - High...........................................          26      27 5/8       22 7/8            23
         - Low...............................................      20 1/8      19 7/8       18 3/4            19
1995
Net sales....................................................  $  197,975  $  207,584   $  189,012    $  188,662
Gross profit, including depreciation.........................      63,840      67,267       64,630        64,771
Net income...................................................      14,221      16,065       16,090        16,482
Net income per share.........................................         .30         .34          .34           .35
Stock price - High...........................................      27 1/2      30 3/8       29 1/2        24 1/4
         - Low...............................................          20      23 3/4       21 1/2        18 3/4
1994
Net sales....................................................  $  155,508  $  173,565   $  178,172    $  185,406
Gross profit, including depreciation.........................      46,974      54,431       56,606        59,997
Net income...................................................       7,047(a)     10,620      11,705       13,028
Net income per share.........................................         .16(a)        .22         .25          .28
Stock price - High...........................................          18      18 1/2           24        25 1/8
         - Low...............................................      14 3/8      14 1/8       16 1/4        20 7/8

------------------------

(a) Excludes an extraordinary charge for the write off of deferred debt issuance costs of $4,087 or $.09 per share.

NOTE 12--SUBSEQUENT EVENT--PROPOSED TRANSACTION

    On January 23, 1997, the Company announced that it signed an Agreement and Plan of Merger ("Agreement") with an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). Upon completion of the transaction, which is expected to be consummated in April 1997, affiliates of KKR will be the majority owner of the Company. The Agreement provides that the owner of each outstanding share of Class A common stock can elect either to receive $26.00 in cash for that share or to retain that share. However, in no event can more than 4.4 million shares of common stock (approximately 10% of the currently outstanding shares) be retained by present Amphenol shareholders. If holders elect to retain more than
4.4 million of the outstanding shares, then the shares available will be prorated among those electing to retain and cash will be paid for all other shares. If holders elect to retain fewer than 4.4 million of the outstanding shares, the remaining available shares will be prorated among those electing cash. Following the merger, affiliates of KKR expect to own in excess of 75% of the Company's outstanding shares. Affiliates of KKR will invest up to $374 million of equity in the transaction. The balance of funds necessary to complete the transaction, estimated at approximately $990 million, including refinancing of the Company's existing indebtedness and obligations, will come from borrowings.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12--SUBSEQUENT EVENT--PROPOSED TRANSACTION (CONTINUED)
    Lawrence J. DeGeorge, Chairman of the Board of the Company, and certain members of his family (and a trust founded by them) who hold, in the aggregate, approximately 30% of the outstanding common stock, have agreed to vote their shares in favor of the merger. An affiliate of KKR will also have the option to call the DeGeorge family shares under certain circumstances, and following the recapitalization the DeGeorge interests will have the option to put the shares which they retain following the merger to the affiliate, in each case for $26.00 in cash per share.

    The merger is subject to certain conditions including the approval of the Company's shareholders at its annual meeting, the expiration of antitrust regulatory waiting periods and the completion of financing arrangements. After the merger, Amphenol will continue to operate as an independent public company under its current name with headquarters in Wallingford, Connecticut.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Registrant is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before February 19, 1997.

    The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part I of this Form 10-K in reliance on General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to Instruction G(3) to Form 10-K, the information required in Item 11 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before February 19, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pursuant to Instruction G(3) to Form 10-K, the information required in Item 12 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before February 19, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to Instruction G(3) to Form 10-K, the information required in Item 13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before February 19, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (A)(1) CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Management.......................................................................................          21
Report of Independent Accountants..........................................................................          21
Consolidated Statement of Income--
  Years Ended December 31, 1996, December 31, 1995, and December 31, 1994..................................          22
Consolidated Balance Sheet--
December 31, 1996 and December 31, 1995....................................................................          23
Consolidated Statement of Changes in Shareholders' Equity--
Years Ended December 31, 1996, December 31, 1995, and December 31, 1994....................................          24
Consolidated Statement of Cash Flow--
Years Ended December 31, 1996, December 31, 1995, and December 31, 1994....................................          25
Notes to Consolidated Financial Statements.................................................................          26

(A)(2) FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS ENDED DECEMBER 31, 1996

    All financial statement schedules are omitted because they are not applicable or required, or because the required information is included in the consolidated financial statements or notes thereto.

(A)(3) LISTING OF EXHIBITS

      2.1  Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition
           Corp. and Amphenol Corporation (filed as Exhibit 2.1 to the Current Report on Form
           8-K dated January 23, 1997).*
      3.1  Restated Certificate of Incorporation of the Company as of November 15, 1991 (filed as Exhibit 3.1 to the Annual Report on Form 10-K for the Year ended December 31, 1991
           (the "1991 10-K")).*
      3.2  By-Laws of the Company as of October 30, 1991 (filed as Exhibit 3.2 to the 1991
           10-K).*
      4.1  $100,000,000 Note and Guarantee Agreement, dated as of October 30, 1991 between
           Amphenol and the Purchasers named therein (the "Senior Note Agreement" (filed as
           Exhibit 4.5 to the 1991 10-K)).*
      4.2  Amendment letter dated November 7, 1991 to the Senior Note Agreement (filed as
           Exhibit 4.2 to the Annual Report on Form 10-K for the Year Ended December 31, 1993
           (the "1993 10-K")).*
      4.3  Second Amendment to the Senior Note Agreement, dated as of December 9, 1992 (filed as
           Exhibit (4)(b) to the Company's Form 8-K dated December 22, 1992 (the "1992 8-K")).*
      4.4  $95,000,000 Senior Subordinated Note Indenture dated as of December 15, 1992 by and between the Company and the Bank of New York, as trustee (filed as Exhibit (4)(a) to the 1992 8-K).*
      4.5  Stockholders' Agreement, dated as of December 15, 1992 (filed as Exhibit 4.8 to the
           Registration Statement on Form S-1 (No. 33-54262) filed on November 5, 1992, and effective December 10, 1992 (the "1992 Registration Statement")).*
     10.1  Receivables Purchase Agreement, dated as of December 3, 1993, among Amphenol Funding
           Corp., the Company, Pooled Accounts Receivable Capital Corporation and the Bank of
           Montreal (filed as Exhibit 10.1 to the 1993 10-K).*
     10.2  First Amendment to Receivables Purchase Agreement, dated as of November 21, 1995 by and among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital
           Corporation and Nesbitt Burns Securities, Inc., as successor to Bank of Montreal, as agent (filed as Exhibit 10.6 to the Annual Report on Form 10-K for the Year ended
           December 31, 1995 (the "1995 10K")).*
     10.3  Second Amendment to Receivables Purchase Agreement, dated as of December 30, 1996 by and among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital
           Corporation and Nesbitt Burns Securities, Inc., as successor to Bank of Montreal, as agent.
     10.4  Purchase and Sale Agreement, dated as of December 3, 1993, among the originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the
           1993 10-K).*
     10.5  First Amendment to Purchase and Sale Agreement, dated as of December 30, 1996 by and among the originators named therein, Amphenol Funding Corp. and the Company.
     10.6  Subscription and Shareholder Agreement, dated as of December 3, 1993, among Amphenol
           Funding Corp., the Company, AIPC, Pyle-National, Inc. and Times Fiber Communications
           (filed as Exhibit 10.3 to the 1993 10-K).*
     10.7  Agreement and Plan of Merger among the Company, Cable Acquisition Corp. and LPL, dated as of October 28, 1992 (filed as Exhibit 2.1 to the 1992 Registration
           Statement).*
     10.8  $150,000,000 Credit Agreement, dated as of November 30, 1995, among the Company,
           Chemical Bank and various other banks named therein (the "Credit Agreement") (filed as Exhibit 10.5 to the 1995 10K).*

           MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.9 THROUGH 10.20)
     10.9  Restricted Stock Plan of Amphenol effective July 1, 1987 (filed as Exhibit 10.6 to the 1991 Registration Statement).*
    10.10  1994 Amphenol Management Incentive Plan (filed as Exhibit 10.10 to the Annual Report on Form 10-K for the Year Ended December 31, 1994 (the "1994 10-K")).*
    10.11  1995 Amphenol Management Incentive Plan (filed as Exhibit 10.10 to the 1995 10-K).*
    10.12  1996 Amphenol Management Incentive Plan.

------------------------

*   Incorporated herein by reference as stated.

    10.13  1997 Amphenol Management Incentive Plan.
    10.14  Amended Stock Option Plan of Amphenol, effective May 23, 1996.
    10.15  1996 Long-Term Incentive Stock Plan of Amphenol.
    10.16  Amended and Restated Salaried Employees Pension Plan of the Amphenol Corporation
           (filed as Exhibit 10.12 to the 1994 10-K).*
    10.17  Amended and Restated LPL Technologies Inc. Retirement Plan for Salaried Employees
           (filed as Exhibit 10.13 to the 1994 10-K).*
    10.18  Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective
           January 25, 1996.
    10.19  LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration
           Statement).*
    10.20  Management Agreement between Amphenol and Dr. Martin H. Loeffler, dated July 28, 1987
           (filed as Exhibit 10.7 to the 1987 Registration Statement).*
    10.21  Joint Venture Agreement between Allied Signal, Inc. and Daito Shoji Company Limited, dated March 12, 1986 by Allied Corporation and dated March 1, 1986 by Daito Shoji
           Company Limited (filed as Exhibit 10.14 to the 1991 Registration Statement).*
    10.22  Stock Sale and Purchase Agreement dated as of July 2, 1994 between Daito Shoji
           Company Limited and Amphenol Corporation (filed as Exhibit 10.16 to the 1994 10-K).*
    10.23  License and Technical Assistance Agreement between Allied Corporation and Nippon
           Interconnect Company, dated March 12, 1986 by Allied Corporation and April 1, 1986 by
           Nippon Interconnect Company (filed as Exhibit 10.15 to the 1991 Registration
           Statement).*
    10.24  License and Technical Assistance Agreement between Amphenol and Amphetronix Limited, dated July 30, 1991 (filed as Exhibit 10.17 to the 1991 Registration Statement).*
    10.25  Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied
           Corporation and Amphenol, dated April 1, 1987, and the Amendment thereto dated as of
           May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*
    10.26  Settlement Agreement among Allied Signal Inc., Amphenol and LPL Investment Group,
           Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration
           Statement).*
     11    Statement regarding computation of per share earnings.
     12    Statement regarding computation of ratio of earnings to fixed charges.
     22    Subsidiaries of the Company.
     99.1  Stockholders Agreement dated as of January 23, 1997 by and between NXS I, L.L.C. and the other parties signatory thereto (filed as Exhibit 10.1 to the Current Report on
           Form 8-K dated January 23, 1997).*

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

------------------------

*   Incorporated herein by reference as stated.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Wallingford, State of Connecticut on the 18th day of February 1997.

                                AMPHENOL CORPORATION

                                By:            /s/ MARTIN H. LOEFFLER
                                     -----------------------------------------
                                                 Martin H. Loeffler
                                                   PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ LAWRENCE J. DEGEORGE
------------------------------  Chairman of the Board        February 18, 1997
     Lawrence J. DeGeorge

                                Director, President and
    /s/ MARTIN H. LOEFFLER        Chief Executive Officer
------------------------------    (Principal Executive       February 18, 1997
      Martin H. Loeffler          Officer)

                                Director, Chief Financial
     /s/ EDWARD G. JEPSEN         Officer (Principal
------------------------------    Financial Officer and      February 18, 1997
       Edward G. Jepsen           Principal Accounting
                                  Officer)

    /s/ TIMOTHY F. COHANE
------------------------------  Director                     February 18, 1997
      Timothy F. Cohane

   /s/ FLORENCE A. DEGEORGE
------------------------------  Director                     February 18, 1997
     Florence A. DeGeorge

     /s/ A. HENRY MORGAN
------------------------------  Director                     February 18, 1997
       A. Henry Morgan

   /s/ DR. MARCIA A. SAVAGE
------------------------------  Director                     February 18, 1997
     Dr. Marcia A. Savage