Form 10-K405/A
period 1996-12-31
AMPHENOL CORP /DE/
filed 1997-03-31
CIK 820313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

Yes _X_ No___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Amphenol Corporation Common Stock, $.001 Par Value, held by non-affiliates was approximately $833 million based on the reported last sale price of such stock on the New York Stock Exchange on February 28, 1997.

    As of February 28, 1997 the total number of shares outstanding of Class A Common Stock was 44,720,954. There are no shares outstanding of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                   PAGE
                                                                                                                   -----
PART I........................................................................................................           3
           ITEM 1.     BUSINESS...............................................................................           3
                         General..............................................................................           3
                         Product Development..................................................................           4
                         Product Groups.......................................................................           5
                         International Operations.............................................................           7
                         Customers............................................................................           7
                         Manufacturing........................................................................           8
                         Research and Development.............................................................           8
                         Trademarks and Patents...............................................................           8
                         Competition..........................................................................           9
                         Backlog..............................................................................           9
                         Employees............................................................................           9
                         Cautionary Statements for Purposes of Forward Looking Information....................          10
           ITEM 2.     PROPERTIES.............................................................................          11
           ITEM 3.     LEGAL PROCEEDINGS......................................................................          13
           ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS....................................          14
           ITEM 4.1    EXECUTIVE OFFICERS.....................................................................          14

PART II.......................................................................................................          15
           ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...............          15
           ITEM 6.     SELECTED FINANCIAL DATA................................................................          17
           ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS...........................................................................          18
           ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................          22
                         Report of Management.................................................................          22
                         Report of Independent Accountants....................................................          22
                         Consolidated Statement of Income.....................................................          23
                         Consolidated Balance Sheet...........................................................          24
                         Consolidated Statement of Changes in Shareholders' Equity............................          25
                         Consolidated Statement of Cash Flow..................................................          26
                         Notes to Consolidated Financial Statements...........................................          27
           ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURE...........................................................................          42

PART III......................................................................................................          42
           ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................          42
           ITEM 11.    EXECUTIVE COMPENSATION.................................................................          42
           ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................          42
           ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................          42

PART IV.......................................................................................................          43
           ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................          43
                         Signature of the Registrant..........................................................          46
                         Signatures of the Directors..........................................................          46

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Amphenol Corporation ("Amphenol" or the "Company") is a leading designer, manufacturer and marketer of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and flat-ribbon cable. The primary end markets for the Company's products are telephone, wireless and data communications systems; cable television systems; commercial and military aerospace electronics; automotive and mass transportation applications; and industrial factory automation equipment. For the year ended December 31, 1996, approximately 52% of the Company's net sales were to the worldwide communications market (including 23% for the cable television market), 26% were for commercial and military aerospace and other military electronics applications and 22% were for industrial, transportation and other applications. The Company focuses on optimizing its mix of higher margin application-specific products in its product offerings and has enhanced the cost controls in its operations. As a result of these initiatives, the Company's operating profit margin has increased from 13.5% in fiscal year 1993 to 17.8% in fiscal year 1996.

    The Company designs and manufactures connectors and interconnect systems, which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is one of the largest connector manufacturers in the world and the leading supplier of high performance environmental connectors that require superior performance and reliability under conditions of stress and in hostile environments. Such conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as natural resource exploration, medical instrumentation and off-road construction . In addition, the Company has developed a broad range of interconnect products to serve the rapidly growing markets of wireless communications including cellular and personal communication networks and fiber optic networks; electronic commerce including smart cards and electronic purse applications; and automotive safety products including airbags, pretensioner seatbelts and anti-lock braking systems. The Company is also one of the leaders in developing interconnect products for factory automation and machine tools and develops interconnect products for mass transportation applications. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 1,000 producers of connectors worldwide, of which the 10 largest accounted for a combined market share of approximately 36% in 1996. The Company estimates that the total sales for the industry were approximately $27 billion in 1996.

    The Company's Times Fiber subsidiary is the world's second largest producer of coaxial cable for the cable television market. The Company believes that Times Fiber is one of the lowest cost producers of coaxial cable for the cable television market, and that it is one of the technological leaders in increasing the bandwidth of coaxial cable products to accommodate increased channel capacity for full service cable television/telecommunication systems. In addition, the Company is beginning to supply the developing market for high bandwidth coaxial cable and related interconnect products used in full service cable television/ telecommunication systems being installed by cable operators and telecommunication companies. The Company has also become a major supplier of coaxial cable to the emerging international cable television markets. The Company estimates that the total sales for the worldwide market for coaxial cable for cable television were approximately $800 million in 1996.

    The Company is a global manufacturer employing advanced manufacturing processes. The Company's products are manufactured and assembled at facilities in the United States, Canada, Mexico, Germany, France, the United Kingdom, the Czech Republic, Hong Kong, Taiwan, Japan, India and the People's Republic of China. The Company's connector products are sold through its global sales force and independent manufacturers' representatives to thousands of original equipment manufacturers ("OEMs") in 52 countries throughout the world as well as through a global network of electronics distributors. The Company's coaxial cable products are primarily sold to cable television operators and to telecommunication companies who have entered the broadband communications market. In 1996, approximately 55% of the Company's net sales were in North America, 33% were in Europe and 12% were in Asia and other countries.

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

    - Performance, reliability and ability to withstand harsh environments are essential to products and systems for the commercial and military aerospace market. The Company, in conjunction with a significant OEM customer, has developed a sophisticated interconnect coupler technology for advanced commercial aircraft flight control systems. The Company also performed certain research and development studies and is now producing a family of connectors comprising approximately 1,000 stock keeping units ("SKU's") for use in the international space station program.

    - The use of electronics and sensing devices in automobiles has been increasing for the past several years. The Company, in conjunction with major European automobile manufacturers, has developed a broad line of interconnect products used in automotive airbags and pretensioner seatbelts. Such products, which were originally used primarily in European luxury cars, have evolved in technology and availability to standard European car models and are being used in a wider array of applications such as passenger side and side impact protection.

    - The Company has been one of the technology leaders in expanding the bandwidth characteristics of coaxial cable for cable television. The Company produces 1 gigahertz coaxial cable which is used in hybrid fiber coaxial cable ("HFC") full service networks for offering video, voice and data services. In addition, in 1995 the Company developed and is now producing a broad line of radio frequency coaxial connectors for the cable television industry.

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

    COMMERCIAL, RADIO FREQUENCY AND INDUSTRIAL INTERCONNECT PRODUCTS, CABLE ASSEMBLIES AND FLAT-RIBBON CABLE. The Company produces a broad range of commercial and industrial interconnect products. Such products include: fiber optic interconnect products and systems used in fiber optic networks for voice, video and data communications; chip card acceptor interconnect devices and readers used in conjunction with smart cards and electronic purses (a system for cashless monetary transactions); industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety products including interconnect devices and systems used in automotive airbags, pretensioner seatbelts and anti-lock braking systems. The Company designs and produces a broad range of radio frequency connector products used in telecommunications, computer and office equipment, instrumentation equipment, local area networks, aerospace and military electronic applications. The Company's radio frequency connectors are used in base stations, hand held sets and other components of cellular and personal communications networks. The Company has also developed a broad line of radio frequency connectors for coaxial cable for full service cable television/telecommunication networks. The Company also designs and produces highly-engineered cable assemblies. Such assemblies are specially designed by the Company in conjunction with OEM customers for specific applications, primarily for computer, communications and office equipment systems. The cable assemblies utilize the Company's connector and cable products as well as components purchased from others. The Company is also a leading producer of flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment components as well as in a variety of telecommunications applications.

    HIGH PERFORMANCE ENVIRONMENTAL CONNECTORS. The Company believes, based primarily on published market research, that it is the largest supplier of circular, military-specification connectors; such connectors require superior performance and reliability under conditions of stress and in hostile environments. Such connectors are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that such connectors are subject to rapid and severe temperature changes, vibration, humidity or nuclear radiation. Frequent applications of these connectors include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy and geophysical applications and off-road construction equipment. Specially designed high performance environmental connectors, which include fiber optic, filtered, nonmetallic, diode and breakaway connectors, are manufactured to specific customer input/output configurations.

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

    U.S. cable system designs are increasingly being employed in international markets where cable television penetration is low. For example, it is estimated that in 1996 only 25% of the television households in Western Europe subscribed to some form of multichannel television service as compared to an estimated subscription rate of 64% in the U.S. The estimated subscription rates in the Asian and Latin American markets were even lower at approximately 15% and 11%, respectively. In terms of television households, it is estimated that there were 178 million television households in Western Europe, 398 million in Asia and 81 million in Latin America. This compares to an estimated 97 million television households in the U.S. In 1996, the Company had sales of coaxial cable in approximately 40 countries, and the Company believes the development of cable television systems in international markets presents a significant opportunity to increase sales of its coaxial cable products.

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

CUSTOMERS

    The Company's products are used in a wide variety of applications by numerous customers, none of whom accounted for more than 5% of the Company's sales for 1996 (except for sales under contract with the U.S. Government and its subcontractors, which accounted for 8% of 1996 sales). The Company's participation across a broad spectrum of defense programs is such that the Company believes that no one military program accounted for more than 1% of 1996 net sales. The Company's products are sold both directly to OEMs, cable system operators, telecommunication companies and through distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide a broad selection of products in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

    Cable television services in the U.S. are provided primarily by multiple system operators ("MSOs"). It is estimated that in 1996 the twenty largest MSOs served 85% of the estimated 62 million cable television subscribers in the U.S. The major MSOs include such companies as Tele-Communications, Inc., Time Warner Companies Inc., Continental Cablevision, Inc., Comcast Corporation and Cablevision Systems Corporation. Many of the major MSOs are customers of the Company, including those listed above.

    The Company's sales to distributors represented approximately 26% of the Company's 1996 sales. The Company's recognized brand names including "Amphenol," "Times Fiber," "Pyle-National," "Spectra-Strip," "Sine," "Tuchel" and "Socapex," together with the Company's strong connector design-in position (products that are specified in the plans and qualified by the OEM), enhance its ability to reach the secondary market through its network of distributors. The Company's products are sold by 8 of the 10 largest electronics distributors in the United States, based on sales, and the Company believes that its distributor network represents a competitive advantage.

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

EMPLOYEES

    As of December 31, 1996, the Company had approximately 6,200 full-time employees worldwide. Of these employees, approximately 4,500 were hourly employees, of which approximately 2,300 were represented by labor unions, and the remainder were salaried. Beginning on October 21, 1995, the Company experienced a seven day work stoppage at its plant in Sidney, New York when approximately 1,000 hourly employees represented by the International Association of Machinists and Aerospace Workers rejected a Company proposal and voted to strike upon the expiration of their then current collective bargaining contract. A new three year contract was approved and the work stoppage ended on October 28, 1995. The Sidney, New York plant manufactures interconnect products used primarily in the aerospace industry and other commercial and industrial markets. The one week work stoppage did not involve any other operation of the Company. The Company has not had any other work stoppages in the past ten years. In 1996, the United Steelworkers International Union, AFL-CIO attempted to organize approximately 500 employees of the Company's plant in Chatham, Virginia, the Company's primary plant for the production of coaxial cable. The union organizing effort was defeated by a vote of the hourly employees. A Regional Director of the National Labor Relations Board subsequently found that unfair labor practices had been committed by the Company prior to the election and ordered that a new election be held. The Company's appeal of such finding and order was denied by the National Labor Relations Board on March 19, 1997. The Company expects that a new election will be held at the Chatham, Virginia plant prior to May 30, 1997. If the union is certified, the Company would be required to bargain in good faith with the union, and its operations at such facility could be subject to the risks associated with unionized employees generally, including the risk of work stoppages. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

------------------------

(1) These facilities are leased. Such leases expire at various times through 2007.

(2) This facility is owned but is situated on property subject to a long term lease arrangement, expiring in 2065.

    The Company estimates that during 1996 its principal manufacturing facilities operated at between 70% and 95% of capacity.

    In addition to the facilities described above, the Company leases various warehouses and sales and administrative offices.

ITEM 3. LEGAL PROCEEDINGS

    On January 23, 1997 the Board of Directors approved, subject to shareholder approval and certain other closing conditions, and the Company entered into an agreement and plan of merger (the "Merger Agreement"), with NXS Acquisition Corp., a wholly owned subsidiary of KKR 1996 Fund L.P., a limited partnership formed at the direction of Kohlberg Kravis Roberts & Co. L.P. The Merger Agreement contemplates that approximately 90% of the Company's Class A common stock will be converted into $26.00 in cash and approximately 10% of such shares will be retained by the stockholders. The proposed transaction was announced to the public on January 23, 1997 and on that same date the Company and its directors (four of whom are also executive officers of the Company) were named as defendants in a complaint filed in the Court of Chancery in the State of Delaware by two persons claiming to be stockholders of the Company, individually and purportedly as a class action on behalf of all stockholders of the Company. In general, the complaint alleges that the Company's directors have breached their fiduciary duties by, among other things, resolving to approve the Merger Agreement at an allegedly inadequate price and by allegedly failing to take adequate steps to enhance the value of the Company and/or its attractiveness as a merger or acquisition candidate, including failing to conduct an auction. The complaint seeks injunctive relief prohibiting the Company from, among other things, consummating the Merger Agreement. The complaint also seeks unspecified damages, attorney's fees and other relief. The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously, on behalf of itself and its directors, if the plaintiffs elect to proceed with their action.

    The Company and its subsidiaries have been named as defendants in several other legal actions in which various amounts are claimed arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot currently be precisely determined, in the opinion of management, such matters are not expected to have a material effect on the Company's financial condition or results of operations.

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

    Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The reponsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13.0 million of costs are borne by Amphenol and have been incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13 million and 100% of the excess over $30 million. Allied representatives are presently working closely with the Company in addressing the most significant potential environmental liabilities including Sidney Center Landfill and the Richardson Hill landfill projects, as described below.

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

    Lawrence J. DeGeorge has been Chairman of the Board of Amphenol since June 1987 and Chief Executive Officer of Amphenol from June 1987 through May 1995. He was also Chairman of the Board and Chief Executive Officer of LPL Technologies Inc. ("LPL") from 1985 to December 1992. LPL merged into a subsidiary of Amphenol in December 1992.

    Martin H. Loeffler has been a Director of Amphenol since December 1987. He has also served as President and Chief Operating Officer of Amphenol since July 1987. He has been President and Chief Executive Officer of the Company since May 1996. He was also a Vice President of LPL from May 1989 to December 1992.

    Edward G. Jepsen has been a Director of Amphenol since January 1991, Executive Vice President and Chief Financial Officer of Amphenol since May 1989 and Senior Vice President and Director of Finance since November 1988. He was also an Executive Vice President, Chief Financial Officer and Controller of LPL from November 1988 to December 1992 and a Director of LPL from January 1991 to December 1992.

    Timothy F. Cohane has been a Director of Amphenol since June 1987 and Vice President of Amphenol since December 1991. He was also a Director of LPL from December 1986 to December 1992 and Vice President of LPL from April 1988 to December 1992.

    Edward C. Wetmore has been Secretary and General Counsel of Amphenol since 1987. He was also Secretary and General Counsel of LPL until December 1992.

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

    As of February 28, 1997, there were 176 holders of record of the Company's Common Stock. The Company believes that a significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

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

    Geographically, sales in the United States in 1996 increased 0.6% compared to 1995 ($397.0 million-- 1996; $394.6 million--1995); international sales for 1996, including export sales, declined 2.4% in U.S. dollars ($379.2 million--1996; $388.7 million--1995) and increased approximately .5% in local currencies compared to 1995. The comparatively stronger U.S. dollar in 1996 had the currency translation effect of decreasing net sales by approximately $11.4 million when compared to foreign currency translation rates in 1995. Changes in net sales for 1996 compared to 1995 are primarily due to changes in unit volume and product mix as opposed to changes in unit prices.

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

    Geographically, sales in the United States in 1995 increased 3.6% compared to 1994 ($394.6 million-- 1995; $381.0 million--1994); international sales for 1995, including export sales, increased 24.7% in U.S. dollars ($388.7 million--1995; $311.6 million--1994) and increased approximately 19% in local currencies compared to 1994. The comparatively weaker U.S. dollar in 1995 had the currency translation effect of increasing net sales by approximately $19.2 million when compared to foreign currency translation rates in 1994. Changes in net sales for 1995 compared to 1994 are primarily due to changes in unit volume and product mix as opposed to changes in unit prices.

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

ENVIRONMENTAL MATTERS

    Subsequent to the acquisition of Amphenol from Allied Corporation in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The reponsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13.0 million of costs are borne by Amphenol and have been incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13.0 million and 100% of the excess over $30.0 million. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.

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

FUTURE ACCOUNTING CHANGES

    In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Management has reviewed the statement and believes that implementation of the statement will not have a material effect on the Company's financial position or results of operations. The Company is required to adopt the statement effective January 1, 1997.

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

Hartford, Connecticut

January 14, 1997, except as to Note 12, which is as of January 23, 1997

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------

                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                                         DATA)
Net sales...........................................................  $     776,221  $     783,233  $     692,651
Costs and expenses:
  Cost of sales, excluding depreciation and amortization............        494,689        506,707        458,318
  Depreciation and amortization expense.............................         28,808         27,795         28,099
  Selling, general and administrative expense.......................        114,746        114,041        102,183
                                                                      -------------  -------------  -------------
Operating income....................................................        137,978        134,690        104,051
Interest expense....................................................        (24,617)       (25,548)       (30,382)
Other expenses, net.................................................         (3,696)        (4,515)        (4,160)
                                                                      -------------  -------------  -------------
Income before income taxes and extraordinary item...................        109,665        104,627         69,509
Provision for income taxes..........................................        (42,087)       (41,769)       (27,109)
                                                                      -------------  -------------  -------------
Net income before extraordinary item................................         67,578         62,858         42,400
Extraordinary item:
  Loss on early extinguishment of debt, net of income taxes of
    $2,613 (Note 1).................................................                                       (4,087)
                                                                      -------------  -------------  -------------
Net income..........................................................  $      67,578  $      62,858  $      38,313
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net income per share:
  Income before extraordinary item..................................  $        1.45  $        1.33  $         .91
  Extraordinary loss................................................                                         (.09)
                                                                      -------------  -------------  -------------
  Net income........................................................  $        1.45  $        1.33  $         .82
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Average common shares outstanding...................................     46,649,541     47,304,180     46,611,759

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

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                              ADDITIONAL  ACCUMULATED   CUMULATIVE    TREASURY       TOTAL
                                                  COMMON       PAID-IN      EARNINGS     VALUATION     STOCK     SHAREHOLDERS'
                                                   STOCK       CAPITAL     (DEFICIT)    ADJUSTMENTS   AT COST       EQUITY
                                               -------------  ----------  ------------  -----------  ----------  -------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BALANCE DECEMBER 31, 1993....................    $      42    $  197,424   $  (17,115)   $  (7,059)               $   173,292
  Net income.................................                                  38,313                                  38,313
  Translation adjustments....................                                                3,786                      3,786
  Net proceeds from sale of 4,410,689 shares
    of Class A Common Stock..................            4        66,913                                               66,917
  Conversion of warrants.....................            1             5                                                    6
  Amortization of deferred compensation......                         66                                                   66
  Stock options exercised....................                        413                                                  413
  Appreciation in market value of marketable
    securities available for sale, net of
    tax......................................                                                  162                        162
  Minimum pension liability adjustment, net
    of tax...................................                                               (4,315)                    (4,315)
                                                       ---    ----------  ------------  -----------  ----------  -------------
BALANCE DECEMBER 31, 1994....................           47       264,821       21,198       (7,426)                   278,640
  Net income.................................                                  62,858                                  62,858
  Translation adjustments....................                                                2,246                      2,246
  Amortization of deferred compensation......                        384                                                  384
  Stock options exercised and vesting of
    restricted stock, net of tax.............                        (12)                                                 (12)
  Decline in market value of marketable
    securities available for sale, net of
    tax......................................                                               (1,194)                    (1,194)
  Minimum pension liability adjustment, net
    of tax...................................                                                1,163                      1,163
                                                       ---    ----------  ------------  -----------  ----------  -------------
BALANCE DECEMBER 31, 1995....................           47       265,193       84,056       (5,211)                   344,085
  Net income.................................                                  67,578                                  67,578
  Translation adjustments....................                                                  647                        647
  Purchase of Treasury Stock.................                                                           (52,671)      (52,671)
  Amortization of deferred compensation......                         65                                                   65
  Stock options exercised....................                        167                                                  167
  Decline in market value of marketable
    securities available for sale, net of
    tax......................................                                               (1,085)                    (1,085)
  Minimum pension liability adjustment, net
    of tax...................................                                                1,762                      1,762
                                                       ---    ----------  ------------  -----------  ----------  -------------
BALANCE DECEMBER 31, 1996....................    $      47    $  265,425   $  151,634    $  (3,887)  $  (52,671)  $   360,548
                                                       ---    ----------  ------------  -----------  ----------  -------------
                                                       ---    ----------  ------------  -----------  ----------  -------------

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

DEFERRED DEBT ISSUANCE COSTS

    Deferred debt issuance costs are being amortized on the interest method over the term of the related debt and such amortization is included in interest expense. In 1994, in conjunction with the prepayment of

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) certain bank debt, the Company incurred an extraordinary net charge of approximately $4,087 for the write off of deferred debt issuance costs.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

    The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on the straight-line basis over a period of 40 years. Accumulated amortization was $85,657 and $74,695 at December 31, 1996 and 1995, respectively. Management continually reassesses the appropriateness of both the carrying value and remaining life of goodwill. Such reassessments are based on forecasting cash flows, on an undiscounted basis, and other factors. In the event an impairment is indicated, the amount of the impairment would be based on estimated discounted cash flows.

REVENUE RECOGNITION

    Sales and related cost of sales are recognized upon shipment of products. Sales and related cost of sales under long-term contracts with commercial customers and the U.S. Government are recognized as units are delivered or services provided.

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

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME PER SHARE

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

    At December 31, 1996, the Company had $15,009 of foreign tax loss carryforwards, of which $2,100 expires at various dates through 2001 and the balance can be carried forward indefinitely, and $380 of tax credit carryforwards that expire in various periods from 1997 to 1999. Accrued income tax liabilities of $11,352 and $24,632 at December 31, 1996 and 1995 respectively, are included in other accrued expenses on the Consolidated Balance Sheet.

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

    The weighted-average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.5% (7.5% in 1995 and 8.5% in 1994) and 3.50% (3.50% in
1995 and 4.50% in 1994), respectively. The expected long-term rate of return on assets was 10.5%. Plan assets consist primarily of U.S. equity and debt securities. The largest non-U.S. plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $20,485 and $20,761 at December 31, 1996 and 1995, respectively. Such obligation is included in the consolidated balance sheet and the tables above. Pension plans of certain of the Company's other international subsidiaries generally do not determine the actuarial value of accumulated benefits and the value of net assets on the basis shown above. The plans, in accordance with local practices, are generally unfunded. The vested benefit obligations of these plans are not significant.

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

                                                                            1996       1995
                                                                          ---------  ---------
Net income
  As reported...........................................................  $  67,578  $  62,858
  Pro forma.............................................................     66,884     62,366
Net income per share
  As reported...........................................................  $    1.45  $    1.33
  Pro forma.............................................................       1.43       1.32

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

    Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The reponsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13.0 million of costs are borne by Amphenol and have been incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13,000 and 100% of the excess over $30,000. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.

    In December 1993, a subsidiary of the Company entered into a four year agreement with a financial institution whereby the subsidiary would sell an undivided interest of up to $50,000 in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expense, net in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts will be adequate to absorb the expense of any such liability. At December 31, 1996 and 1995, approximately $50,000 in receivables were sold under the agreement and are

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED) therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet at that date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Registrant is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

    The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part I of this Form 10-K in reliance on General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to Instruction G(3) to Form 10-K, the information required in Item 11 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pursuant to Instruction G(3) to Form 10-K, the information required in Item 12 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to Instruction G(3) to Form 10-K, the information required in Item 13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (A)(1) CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Management.......................................................................................          22
Report of Independent Accountants..........................................................................          22
Consolidated Statement of Income--
  Years Ended December 31, 1996, December 31, 1995, and December 31, 1994..................................          23
Consolidated Balance Sheet--
December 31, 1996 and December 31, 1995....................................................................          24
Consolidated Statement of Changes in Shareholders' Equity--
Years Ended December 31, 1996, December 31, 1995, and December 31, 1994....................................          25
Consolidated Statement of Cash Flow--
Years Ended December 31, 1996, December 31, 1995, and December 31, 1994....................................          26
Notes to Consolidated Financial Statements.................................................................          27

(A)(2) FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS ENDED DECEMBER 31, 1996

    All financial statement schedules are omitted because they are not applicable or required, or because the required information is included in the consolidated financial statements or notes thereto.

(A)(3) LISTING OF EXHIBITS

      2.1  Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition
           Corp. and Amphenol Corporation (filed as Exhibit 2.1 to the Current Report on Form
           8-K dated January 23, 1997).*
      3.1  Restated Certificate of Incorporation of the Company as of November 15, 1991 (filed as Exhibit 3.1 to the Annual Report on Form 10-K for the Year ended December 31, 1991
           (the "1991 10-K")).*
      3.2  By-Laws of the Company as of October 30, 1991 (filed as Exhibit 3.2 to the 1991
           10-K).*
      4.1  $100,000,000 Note and Guarantee Agreement, dated as of October 30, 1991 between
           Amphenol and the Purchasers named therein (the "Senior Note Agreement" (filed as
           Exhibit 4.5 to the 1991 10-K)).*
      4.2  Amendment letter dated November 7, 1991 to the Senior Note Agreement (filed as
           Exhibit 4.2 to the Annual Report on Form 10-K for the Year Ended December 31, 1993
           (the "1993 10-K")).*
      4.3  Second Amendment to the Senior Note Agreement, dated as of December 9, 1992 (filed as
           Exhibit (4)(b) to the Company's Form 8-K dated December 22, 1992 (the "1992 8-K")).*
      4.4  $95,000,000 Senior Subordinated Note Indenture dated as of December 15, 1992 by and between the Company and the Bank of New York, as trustee (filed as Exhibit (4)(a) to the 1992 8-K).*
      4.5  Stockholders' Agreement, dated as of December 15, 1992 (filed as Exhibit 4.8 to the
           Registration Statement on Form S-1 (No. 33-54262) filed on November 5, 1992, and effective December 10, 1992 (the "1992 Registration Statement")).*
     10.1  Receivables Purchase Agreement, dated as of December 3, 1993, among Amphenol Funding
           Corp., the Company, Pooled Accounts Receivable Capital Corporation and the Bank of
           Montreal (filed as Exhibit 10.1 to the 1993 10-K).*
     10.2  First Amendment to Receivables Purchase Agreement, dated as of November 21, 1995 by and among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital
           Corporation and Nesbitt Burns Securities, Inc., as successor to Bank of Montreal, as agent (filed as Exhibit 10.6 to the Annual Report on Form 10-K for the Year ended
           December 31, 1995 (the "1995 10K")).*
     10.3  Second Amendment to Receivables Purchase Agreement, dated as of December 30, 1996 by and among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital
           Corporation and Nesbitt Burns Securities, Inc., as successor to Bank of Montreal, as agent.**
     10.4  Purchase and Sale Agreement, dated as of December 3, 1993, among the originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the
           1993 10-K).*
     10.5  First Amendment to Purchase and Sale Agreement, dated as of December 30, 1996 by and among the originators named therein, Amphenol Funding Corp. and the Company.**
     10.6  Subscription and Shareholder Agreement, dated as of December 3, 1993, among Amphenol
           Funding Corp., the Company, AIPC, Pyle-National, Inc. and Times Fiber Communications
           (filed as Exhibit 10.3 to the 1993 10-K).*
     10.7  Agreement and Plan of Merger among the Company, Cable Acquisition Corp. and LPL, dated as of October 28, 1992 (filed as Exhibit 2.1 to the 1992 Registration
           Statement).*
     10.8  $150,000,000 Credit Agreement, dated as of November 30, 1995, among the Company,
           Chemical Bank and various other banks named therein (the "Credit Agreement") (filed as Exhibit 10.5 to the 1995 10K).*

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

------------------------

*   Incorporated herein by reference as stated.

**  Previously filed.

    10.11  1995 Amphenol Management Incentive Plan (filed as Exhibit 10.10 to the 1995 10-K).*
    10.12  1996 Amphenol Management Incentive Plan.**
    10.13  1997 Amphenol Management Incentive Plan.**
    10.14  Amended Stock Option Plan of Amphenol, effective May 23, 1996.**
    10.15  1996 Long-Term Incentive Stock Plan of Amphenol.**
    10.16  Amended and Restated Salaried Employees Pension Plan of the Amphenol Corporation
           (filed as Exhibit 10.12 to the 1994 10-K).*
    10.17  Amended and Restated LPL Technologies Inc. Retirement Plan for Salaried Employees
           (filed as Exhibit 10.13 to the 1994 10-K).*
    10.18  Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective
           January 25, 1996.**
    10.19  LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration
           Statement).*
    10.20  Management Agreement between Amphenol and Dr. Martin H. Loeffler, dated July 28, 1987
           (filed as Exhibit 10.7 to the 1987 Registration Statement).*
    10.21  Joint Venture Agreement between Allied Signal, Inc. and Daito Shoji Company Limited, dated March 12, 1986 by Allied Corporation and dated March 1, 1986 by Daito Shoji
           Company Limited (filed as Exhibit 10.14 to the 1991 Registration Statement).*
    10.22  Stock Sale and Purchase Agreement dated as of July 2, 1994 between Daito Shoji
           Company Limited and Amphenol Corporation (filed as Exhibit 10.16 to the 1994 10-K).*
    10.23  License and Technical Assistance Agreement between Allied Corporation and Nippon
           Interconnect Company, dated March 12, 1986 by Allied Corporation and April 1, 1986 by
           Nippon Interconnect Company (filed as Exhibit 10.15 to the 1991 Registration
           Statement).*
    10.24  License and Technical Assistance Agreement between Amphenol and Amphetronix Limited, dated July 30, 1991 (filed as Exhibit 10.17 to the 1991 Registration Statement).*
    10.25  Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied
           Corporation and Amphenol, dated April 1, 1987, and the Amendment thereto dated as of
           May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*
    10.26  Settlement Agreement among Allied Signal Inc., Amphenol and LPL Investment Group,
           Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration
           Statement).*
     11    Statement regarding computation of per share earnings.**
     12    Statement regarding computation of ratio of earnings to fixed charges.**
     22    Subsidiaries of the Company.**
     99.1  Stockholders Agreement dated as of January 23, 1997 by and between NXS I, L.L.C. and the other parties signatory thereto (filed as Exhibit 10.1 to the Current Report on
           Form 8-K dated January 23, 1997).*

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

------------------------

*   Incorporated herein by reference as stated.

**  Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Wallingford, State of Connecticut on the 28th day of March 1997.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ LAWRENCE J. DEGEORGE
------------------------------  Chairman of the Board         March 28, 1997
     Lawrence J. DeGeorge

                                Director, President and
    /s/ MARTIN H. LOEFFLER        Chief Executive Officer
------------------------------    (Principal Executive        March 28, 1997
      Martin H. Loeffler          Officer)

                                Director, Chief Financial
     /s/ EDWARD G. JEPSEN         Officer (Principal
------------------------------    Financial Officer and       March 28, 1997
       Edward G. Jepsen           Principal Accounting
                                  Officer)

    /s/ TIMOTHY F. COHANE
------------------------------  Director                      March 28, 1997
      Timothy F. Cohane

   /s/ FLORENCE A. DEGEORGE
------------------------------  Director                      March 28, 1997
     Florence A. DeGeorge

     /s/ A. HENRY MORGAN
------------------------------  Director                      March 28, 1997
       A. Henry Morgan

   /s/ DR. MARCIA A. SAVAGE
------------------------------  Director                      March 28, 1997
     Dr. Marcia A. Savage