Form 10-Q
period 1997-03-31
AMPHENOL CORP /DE/
filed 1997-05-05
CIK 820313

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1997

                                       or

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


   As of April 1, 1997, the total number of shares outstanding of Class A Common Stock was 44,719,954. There are no shares outstanding of Class B Common Stock.

                            AMPHENOL CORPORATION


                          Index to Quarterly Report
                                 on Form 10-Q


                                                                          Page
                                                                          ____

Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheet
              March 31, 1997 and December 31, 1996                          3

              Condensed Consolidated Statement of Income
              Three months ended March 31, 1997 and 1996                    5

              Condensed Consolidated Statement of Cash Flow
              Three months ended March 31, 1997 and 1996                    6

              Notes to Condensed Consolidated Financial
              Statements                                                    7

    Item 2.   Management's Discussion and Analysis of
                Results of Operations and Financial Condition               9

Part II       Other Information

    Item 1.   Legal Proceedings                                            11

    Item 2.   Changes in Securities                                        11

    Item 3.   Defaults upon Senior Securities                              11

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        11

    Item 5.   Other Information                                            11

    Item 6.   Exhibits and Reports on Form 8-K                             11

Signatures                                                                 12

                         Part I.  Financial Information

Item 1.  Financial Statements



                                AMPHENOL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                               (dollars in thousands)



                                                   March 31,      December 31,
                                                     1997             1996
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S

Current Assets:
  Cash and short-term cash investments.........   $  6,822         $  3,984
  Accounts receivable, less allowance
    for doubtful accounts of $2,004
    and $1,868, respectively...................     82,212           64,904
  Inventories..................................    161,010          153,283
  Prepaid expenses and other assets............     12,350           11,611
                                                  --------         --------

Total current assets...........................    262,394          233,782
                                                  --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $164,366 and $163,110, respectively..........    101,824          102,075
Deferred debt issuance costs...................      3,524            3,717
Excess of cost over fair value of net
  assets acquired..............................    347,634          346,583
Other assets...................................     16,399           24,505
                                                  --------         --------
                                                  $731,775         $710,662
                                                  ________         ________














                      See accompanying notes to condensed
                       consolidated financial statements.

                             AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)



                                                   March 31,      December 31,
                                                     1997             1996
                                                  -----------     ------------
                                                  (Unaudited)


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................  $ 62,154         $ 49,484
  Accrued interest..............................     8,191            2,481
  Other accrued expenses........................    48,420           37,194
  Current portion of long-term debt.............     9,962            7,759
                                                  --------         --------

Total current liabilities.......................   128,727           96,918
                                                  --------         --------

Long-term debt..................................   197,091          219,484
Accrued pension and post employment
  benefit obligations...........................    12,604           15,016
Deferred taxes and other liabilities............    21,119           18,696

Shareholders' Equity:
  Common stock..................................        47               47
  Additional paid-in capital....................   265,446          265,425
  Accumulated earnings..........................   169,131          151,634
  Cumulative valuation adjustment...............    (9,719)          (3,887)
  Treasury stock, at cost.......................   (52,671)         (52,671)
                                                  --------         --------

Total shareholders' equity......................   372,234          360,548
                                                  --------         --------

                                                  $731,775         $710,662
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

                             AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                  (dollars in thousands, except per share data)



                                                       Three months ended
                                                            March 31,
                                                     ----------------------
                                                        1997         1996
                                                      --------     --------

Net sales.......................................      $211,773     $194,822
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       137,522      123,928
  Depreciation and amortization expense.........         7,695        7,186
  Selling, general and administrative expense...        30,467       28,699
                                                      --------     --------
Operating income................................        36,089       35,009

Interest expense................................        (6,422)      (6,052)
Other expense, net..............................        (1,217)        (724)
                                                      --------     --------

Income before income taxes......................        28,450       28,233
Provision for income taxes......................        10,953       11,293
                                                      --------     --------

Net income......................................      $ 17,497     $ 16,940
                                                      ________     ________

Net income per common and common
  equivalent share..............................          $.39         $.36
                                                          ____         ____

Average common and common
  equivalent shares outstanding.................    44,720,024   47,320,536
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

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)


                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1997         1996
                                                      --------     --------


Net income.......................................      $17,497      $16,940
Adjustments for cash from operations:
  Depreciation and amortization..................        7,695        7,186
  Amortization of deferred debt issuance costs...          173          174
  Net change in non-cash components of
   working capital...............................        2,833       (4,908)
                                                       -------      -------

Cash provided from operations....................       28,198       19,392
                                                       -------      -------

Cash flow from investing activities:
  Capital additions, net.........................       (4,555)      (5,499)
                                                       -------      -------
Cash flow used by investing activities...........       (4,555)      (5,499)
                                                       -------      -------

Cash flow from financing activities:
  Net change in borrowings under revolving
      credit facilities..........................      (20,805)       2,338
                                                       -------      -------
Cash flow from (used by) financing activities....      (20,805)       2,338
                                                       -------      -------

Net change in cash and short-term
  cash investments...............................        2,838       16,231
Cash and short-term cash investments
  balance, beginning of period...................        3,984       12,028
                                                       -------      -------

Cash and short-term cash investments
  balance, end of period.........................      $ 6,822      $28,259
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

                             AMPHENOL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Note 1 - Principles of Consolidation and Interim Financial Statements
---------------------------------------------------------------------
   The condensed consolidated balance sheet as of March 31, 1997 and December 31, 1996, and the related condensed consolidated statements of income and of cash flow for the three months ended March 31, 1997 and 1996 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A.



Note 2 - Inventories
--------------------
Inventories consist of:
                                                  March 31,      December 31,
                                                     1997            1996
                                                  ---------      ------------
                                                 (Unaudited)

          Raw materials and supplies.........     $ 21,871         $ 21,648
          Work in process....................       98,349           92,771
          Finished goods.....................       40,790           38,864
                                                  --------         --------
                                                  $161,010         $153,283
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

   Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition.

For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13,000 of costs are borne by Amphenol and have been incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13,000 and 100% of the excess over $30,000. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.

   In December 1993, a subsidiary of the Company entered into a four year agreement with a financial institution whereby the subsidiary would sell an undivided interest of up to $50,000 in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expense, net in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts will be adequate to absorb the expense of any such liability. At March 31, 1997 and December 31, 1996, approximately $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet at that date.



Note 4 - Proposed Merger Transaction
------------------------------------
   The Company has established May 14, 1997 as the date for a Special Meeting of Shareholders for the purpose of considering and voting on the previously announced Agreement and Plan of Merger ("Merger Agreement") between Amphenol and NXS Acquisition Corp., a wholly owned subsidiary of KKR 1993 Fund L.P. and KKR 1996 Fund L.P., limited partnerships formed at the direction of Kohlberg Kravis Roberts & Co. L.P. Proxy materials containing a full description of the Merger Agreement and related matters were mailed to stockholders on April 16, 1997.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (dollars in thousands, except per share data)

Results of Operations
---------------------
Three months ended March 31, 1997 compared to three months ended March 31, 1996
-------------------------------------------------------------------------------

   Net sales increased approximately 9% to $211,773 in the first quarter of 1997 compared to sales of $194,822 for the same period in 1996. The increase is attributable to increased sales of interconnect products particularly in the communications, aerospace and industrial markets. Currency translation had the effect of reducing sales in the first quarter 1997 by approximately $4.7 million when compared to exchange rates for the 1996 period.

   The gross profit margin as a percentage of net sales (including depreciation in cost of sales) decreased to 33% for the three months ended March 31, 1997 compared to 34% for the three months ended March 31, 1996. The decrease is generally attributable to margin pressure in the Company's coaxial cable business and certain European interconnect product operations.

   Selling, general and administrative expenses as a percentage of net sales remained relatively constant at approximately 14.5% for the three months ended March 31, 1997 compared to the 1996 period.

   Interest expense for the first quarter of 1997 was $6,422 compared to $6,052 for the first quarter of 1996. The increase is primarily attributable to increased average debt levels in 1997.

   Other income and expense for the three months ended March 31, 1997 was $1,217 compared to $724 in 1996. The increase in 1997 relates to the absence in the 1997 period of nonrecurring income in 1996 associated with the settlement of certain claims relating to an asset sale.

   The provision for income taxes for the three months ended March 31, 1997 was $10,953 compared to $11,293 in 1996. The 1997 estimated effective tax rate of approximately 38.5% reflects federal, state and foreign taxes.

Liquidity and Capital Resources
-------------------------------

   Cash provided by operating activities was $28,198 in the quarter ended March 31, 1997 compared to $19,392 in the 1996 period. The increase in cash flow relates primarily to a net decrease in non-cash components of working capital.

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

Environmental Matters
---------------------
   Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13,000 of costs are borne by Amphenol and have been incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13,000 and 100% of the excess over $30,000. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.


Future Accounting Changes
-------------------------
   In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Company adopted the Statement effective January 1, 1997. Adoption of the Statement had no effect on the Company's financial position or results of operations.

   In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share." Management has reviewed the statement and believes that implementation of the statement will not have a material effect on the Company's results of operations. The Company is required to adopt the statement effective December 15, 1997.


Proposed Merger Transaction
---------------------------
   The Company has established May 14, 1997 as the date for a Special Meeting of Shareholders for the purpose of considering and voting on the previously announced Agreement and Plan of Merger ("Merger Agreement") between Amphenol and NXS Acquisition Corp., a wholly owned subsidiary of KKR 1993 Fund L.P. and KKR 1996 Fund L.P., limited partnerships formed at the direction of Kohlberg Kravis Roberts & Co. L.P. Proxy materials containing a full description of the Merger Agreement and related matters were mailed to stockholders on April 16, 1997.


Safe Harbor Statement
---------------------
   Statements in this report that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 1996 Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A.

                                    PART II
                               OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

        Reference is made to the Company's 1996 Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A, (the "10-K").

        As described in greater detail in the 10-K, in December 1995, the Company and Allied received a letter from the United States Environ-mental Protection Agency (the "EPA"), demanding that the Company and Allied accept responsibility for the investigation and cleanup of the Sidney Center Landfill, a "Superfund" site (the "Sidney Site"). The Sidney Center Landfill was a municipal landfill site utilized by the Company's Sidney facility and other local towns and businesses. The Company has acknowledged that it sent general plant refuse but no hazardous waste to the Sidney Center Landfill site. Allied and the Company offered to prepare a remedial design and to assist the EPA in identifying other potentially responsible parties for the Sidney
        Center Landfill site. In July 1996, the Company and Allied received a unilateral order from the EPA directing the Company and Allied to perform certain investigation, design and cleanup activities at the Sidney Site. The Company and Allied responded to the unilateral order by agreeing to undertake certain remedial design activities. In March 1997, the EPA filed a lawsuit by which it seeks to recover from Allied and the Company $2.7 million in alleged past response costs relating to the Sidney Site. To date the Company and Allied have not accepted any responsibility for the cleanup of the Sidney Site.

Item 2. CHANGES IN SECURITIES
           None

Item 3. DEFAULTS UPON SENIOR SECURITIES
           None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
           None

Item 5. OTHER INFORMATION
           None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
           None

     (b) Reports filed on Form 8-K

         A current report on Form 8-K dated January 23, 1997 was filed with the Securities and Exchange Commission on January 29, 1997, reporting information under Items 5 and 7 thereof and providing copies of the Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation, the Stockholders Agreement dated as of January 23, 1997 by and between NXS I, L.L.C. and the other parties signatory thereto and the Press Release of Amphenol Corporation dated January 23, 1997.

                                    SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AMPHENOL CORPORATION





DATE:   May 5, 1997                               /s/Edward G. Jepsen
      ---------------                            ---------------------------
                                                     Edward G. Jepsen
                                                 Executive Vice President and
                                                 Chief Financial Officer