Form 10-Q
period 1997-06-30
AMPHENOL CORP /DE/
filed 1997-08-14
CIK 820313

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1997

                                       or

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


   As of July 1, 1997, the total number of shares outstanding of Class A Common Stock was 17,516,955.

                            AMPHENOL CORPORATION


                          Index to Quarterly Report
                                 on Form 10-Q


                                                                          Page
                                                                          ____

Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheet
              June 30, 1997 and December 31, 1996                           3

              Condensed Consolidated Statement of Income
              Three and six months ended June 30, 1997 and 1996             5

              Condensed Consolidated Statement of Cash Flow
              Six months ended June 30, 1997 and 1996                       6

              Notes to Condensed Consolidated Financial
              Statements                                                    7

    Item 2.   Management's Discussion and Analysis of
                Results of Operations and Financial Condition              10

Part II       Other Information

    Item 1.   Legal Proceedings                                            13

    Item 2.   Changes in Securities                                        13

    Item 3.   Defaults upon Senior Securities                              14

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        14

    Item 5.   Other Information                                            14

    Item 6.   Exhibits and Reports on Form 8-K                             14

Signatures                                                                 18

                         Part I.  Financial Information

Item 1.  Financial Statements



                                AMPHENOL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                               (dollars in thousands)



                                                   June 30,       December 31,
                                                     1997             1996
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S

Current Assets:
  Cash and short-term cash investments.........   $ 10,065         $  3,984
  Accounts receivable, less allowance
    for doubtful accounts of $2,014
    and $1,868, respectively...................     82,709           64,904
  Inventories..................................    163,507          153,283
  Prepaid expenses and other assets............     13,418           11,611
                                                  --------         --------

Total current assets...........................    269,699          233,782
                                                  --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $164,124 and $163,110, respectively..........    101,683          102,075
Deferred debt issuance costs...................     38,675            3,717
Excess of cost over fair value of net
  assets acquired..............................    344,892          346,583
Other assets...................................      9,942           24,505
                                                  --------         --------

                                                  $764,891         $710,662
                                                  ________         ________














                      See accompanying notes to condensed
                       consolidated financial statements.

                             AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)



                                                   June 30,       December 31,
                                                     1997             1996
                                                  -----------     ------------
                                                  (Unaudited)


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................  $ 63,011         $ 49,484
  Accrued interest..............................     8,790            2,481
  Other accrued expenses........................    52,875           37,194
  Current portion of long-term debt.............       276            7,759
                                                  --------         --------

Total current liabilities.......................   124,952           96,918
                                                  --------         --------

Long-term debt..................................   961,532          219,484
Accrued pension and post employment
  benefit obligations...........................    10,318           15,016
Deferred taxes and other liabilities............    21,150           18,696

Shareholders' Equity:
  Common stock..................................        20               47
  Additional paid-in capital....................  (511,668)         265,425
  Accumulated earnings..........................   172,060          151,634
  Cumulative valuation adjustments..............   (13,473)          (3,887)
  Treasury stock, at cost.......................       -            (52,671)
                                                  --------         --------

Total shareholders' equity......................  (353,061)         360,548
                                                  --------         --------

                                                  $764,891         $710,662
                                                  ________         ________













                       See accompanying notes to condensed
                        consolidated financial statements.

                             AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                  (dollars in thousands, except per share data)



                                                       Three months ended        Six months ended
                                                            June 30,                 June 30,
                                                      ---------------------    ---------------------

                                                        1997         1996        1997         1996
                                                      --------     --------    --------     --------
Net sales.......................................      $226,996     $198,921    $438,769     $393,743
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       146,463      126,878     283,985      250,806
  Depreciation and amortization expense.........         5,055        4,431       9,920        8,905
  Selling, general and administrative expense...        31,973       29,553      62,440       58,252
  Amortization of goodwill......................         2,829        2,712       5,659        5,424
                                                      --------     --------    --------     --------
Operating income................................        40,676       35,347      76,765       70,356

Interest expense................................       (14,249)      (6,091)    (20,671)     (12,143)
Expenses relating to Merger
  and Recapitalization (Note 4).................        (2,500)         -        (2,500)         -
Other income (expense), net.....................         2,901         (903)      1,684       (1,627)
                                                      --------     --------    --------     --------
Income before income taxes
  and extraordinary item........................        26,828       28,353      55,278       56,586
Provision for income taxes......................        11,054       10,945      22,007       22,238
                                                      --------     --------    --------     --------
Net income before
  extraordinary item............................        15,774       17,408      33,271       34,348
Extraordinary item:
  Loss on early extinguishment
   of debt, net of income
   taxes (Note 4)...............................       (12,845)         -       (12,845)         -
                                                      --------     --------    --------     --------
Net income......................................      $  2,929     $ 17,408    $ 20,426     $ 34,348
                                                      ________     ________    ________     ________

Net income per share:
 Income before extraordinary item...............          $.50         $.37        $.87         $.73
 Extraordinary charge...........................          (.41)          -         (.34)          -
                                                          ----         ----        ----         ----
 Net income.....................................          $.09         $.37        $.53         $.73
                                                          ____         ____        ____         ____

Average common and common
  equivalent shares outstanding.................    31,866,577   47,328,447  38,257,794   47,324,492
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

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)

                                                        Six Months Ended
                                                            June 30,
                                                      ---------------------
                                                        1997         1996
                                                      --------     --------

Net income.......................................     $ 20,426     $ 34,348
Adjustments for cash from operations:
  Depreciation and amortization..................       15,579       14,329
  Amortization of deferred debt issuance costs...          798          346
  Net loss on early extinguishment of debt.......       12,845          -
  Expenses relating to the Merger and Recapitalization   2,500          -
  Gain on sale of marketable securities..........       (3,917)         -
  Net change in non-cash components of
   working capital...............................        2,022      (31,497)
                                                      --------     --------

Cash provided from operations....................       50,253       17,526
                                                      --------     --------
Cash flow from investing activities:
  Capital additions, net.........................      (10,246)     (10,636)
  Proceeds from the sale of marketable securities        7,351          -
                                                      --------     --------

Cash flow used by investing activities...........       (2,895)     (10,636)
                                                      --------     --------
Cash flow from financing activities:
  Net change in borrowings under revolving
      credit facilities..........................      (23,824)       2,018
  Repurchase of senior notes and subordinated debt    (211,153)         -
  Payment of fees and other expenses related to
    Merger and Recapitalization..................      (48,851)         -
  Borrowings under New Credit Facility...........      750,000          -
  Decrease in borrowings under New Credit Facility     (40,000)         -
  Proceeds from the issuance of senior notes.....      240,000          -
  Purchase of Amphenol Common stock..............   (1,048,490)         -
  Equity proceeds related to Merger..............      341,041          -
                                                      --------     --------

Cash flow from (used by) financing activities....      (41,277)       2,018
                                                      --------     --------
Net change in cash and short-term
  cash investments...............................        6,081        8,908
Cash and short-term cash investments
  balance, beginning of period...................        3,984       12,028
                                                      --------     --------
Cash and short-term cash investments
  balance, end of period.........................     $ 10,065     $ 20,936
                                                      ________     ________
Cash paid during the year for:
  Interest paid                                        $13,751      $11,809
  Income taxes paid, net of refunds                      9,960       31,034

                       See accompanying notes to condensed
                        consolidated financial statements.

                             AMPHENOL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Note 1 - Principles of Consolidation and Interim Financial Statements
---------------------------------------------------------------------
   The condensed consolidated balance sheet as of June 30, 1997 and December 31, 1996 and the related condensed consolidated statements of income for the three and six months ended June 30, 1997 and 1996 and of cash flow for the six months ended June 30, 1997 and 1996 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report on Form 10-K/A.


Note 2 - Inventories
--------------------
Inventories consist of:
                                                   June 30,      December 31,
                                                     1997            1996
                                                  ---------      ------------
                                                 (Unaudited)

          Raw materials and supplies.........     $ 21,443         $ 21,648
          Work in process....................       98,984           92,771
          Finished goods.....................       43,080           38,864
                                                  --------         --------
                                                  $163,507         $153,283
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

   In December 1993, a subsidiary of the Company entered into a four year agreement with a financial institution whereby the subsidiary would sell an undivided interest of up to $50,000 in a designated pool of qualified accounts receivable. In May 1997 the agreement was amended and the term was extended through May 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other income (expense), net in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts will be adequate to absorb the expense of any such liability. At June 30, 1997 and December 31, 1996, approximately $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.


Note 4 - Merger and Recapitalization
------------------------------------
   On May 19, 1997, the Company merged with NXS Acquisition Corp., a wholly owned subsidiary of KKR 1996 Fund L.P., KKR Partners II, L.P., and NXS Associates, L.P., limited partnerships formed at the direction of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). The Merger had the effect of affiliates of KKR investing $341,041 in exchange for 13,165,745 shares, or 75% of the Company's common stock. Such equity proceeds, along with $240,000 of proceeds from the sale of 9 7/8% Senior Subordinated Debentures due 2007 and borrowings of $750,000 under a $900,000 bank loan agreement ("Bank Agreement") were used to repurchase 40,325,240 shares of the Company's common stock for $1,048,490, purchase all of the Company's outstanding 10.45% Senior Notes and substantially all of the Company's 12 3/4% Subordinated Debentures for $211,153 and pay fees and expenses relating to the Merger and Recapitalization of $59,436 (of which approximately $10,000 were unpaid at June 30, 1997), including $18,000 paid to KKR.

   The Merger and related transactions have been recorded as a Recapitalization. Expenses related to the new debt of $39,292 have been recorded as deferred financing costs and are being amortized on the interest method over the life of the related debt, expenses related to the repurchase of the Company's stock of $17,644 have been reflected as a reduction of additional paid-in capital and the remaining expenses, primarily relating to the buyout of certain stock options, are reflected in the accompanying Statement of Income.

The cost associated with early extinguishment of debt includes premiums associated with redemption of the Company's 10.45% Senior Notes and 12 3/4% Subordinated Debentures and the write off of unamortized deferred debt issuance costs and is reflected as an extraordinary item net of income taxes of $8,041 in the accompanying Statement of Income.

   Supplemental earnings per share assuming the Merger and Recapitalization were completed at the beginning of the quarter and six months ended June 30, 1997 but excluding the impact of non-recurring expenses relating to the Merger and Recapitalization, is $.63 and $.95 for the quarter and six months, respectively.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (dollars in thousands, except per share data)

Results of Operations
---------------------
Quarter and six months ended June 30, 1997 compared to the quarter and six
--------------------------------------------------------------------------
months ended June 30, 1996
--------------------------

   Net sales in the second quarter of 1997 increased approximately 14% from the comparable 1996 quarter to $226,996. For the six months ended June 30, 1997, net sales increased approximately 11% to $438,769. The increase in sales for both the quarter and six month period is primarily attributable to increased sales of interconnect products particularly in the communications, aerospace and industrial markets. Currency translation and the relatively stronger U.S. dollar had the effect of decreasing sales by approximately $4.7 million in the second quarter and approximately $9.5 million in the six month period 1997 when compared to exchange rates for the comparable 1996 periods.

   The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 33% for the 1997 second quarter and six month period compared to 34% for the 1996 second quarter and six month period, respectively. The decrease in the gross profit margin in both the 1997 quarter and six month period is generally attributable to margin pressure in the Company's coaxial cable business and certain European interconnect product operations.

   Selling, general and administrative expenses as a percentage of net sales decreased to approximately 14% for the quarter and six month period ended June 30, 1997 from approximately 15% for the 1996 second quarter and six month periods. The reduction is primarily attributable to higher sales volume in the 1997 periods.

   Interest expense for the second quarter and six months increased to $14,249 and $20,671 in 1997 from $6,091 and $12,143 in 1996, respectively. The increase in both periods is primarily attributable to increased debt levels resulting from the Merger and Recapitalization which closed on May 19, 1997 (Note 4).

   Other income (expense), net for the second quarter and six months was $2,901 and $1,684 in 1997 compared to ($903) and ($1,627) in 1996, respectively. The 1997 periods include a gain on sale of marketable securities of $3,917.

   The provision for income taxes for the six months ended June 30, 1997 was $22,007 compared to $22,238 in 1996. The 1997 estimated effective tax rate of approximately 40% reflects federal, state and foreign taxes.

Liquidity and Capital Resources
-------------------------------

   Cash provided by operating activities was $50,253 in the six months ended June 30, 1997 compared to $17,526 in the 1996 period. The increase in cash flow from operating activities relates primarily to a net decrease in non-cash components of working capital. The increase in working capital in the 1996 period reflected significantly higher tax payments ($31,034 in 1996, $9,960 in 1997).

   In 1997 cash from operating activities, proceeds from the sale of marketable securities of $7,351 and net funds available from the Merger and Recapitalization (Note 4) of $22,547 were used to fund capital expenditures of $10,246 and debt reduction of $63,824 (of which $40 million represents a prepayment of term loan borrowings under the Company's Bank Agreement).

   In conjunction with the Merger and Recapitalization, the Company entered into a $900 million Bank Agreement with a syndicate of financial institutions, comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility. At June 30, 1997, the Company had prepaid $40 million of the term loan. The credit agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness, and restricted payments, including dividends on the Company's common stock. At June 30, 1997 there were $710 million of borrowings outstanding under the term loan facility and there were no amounts outstanding under the revolving credit facility.

   In July the Company entered into interest rate protection agreements that effectively fix the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent the LIBOR interest rates remain below 7% to 8%.

   The Company's EBITDA as defined in the Bank agreement was $94.7 million and $84.9 million for the six months ended June 30, 1997 and 1996, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles
(GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

   The Company's primary ongoing cash requirements will be for debt service, capital expenditures and product development activities. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on Senior Subordinated Notes due 2007. The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its Common Stock. The Company expects that ongoing requirements for debt service, capital expenditures and product development activities will be funded by internally-generated cash flow and availability under the Company's revolving credit facility.

Environmental Matters
---------------------

   Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they haven been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13,000 of costs are borne by Amphenol and have been incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13,000 and 100% of the excess over $30,000. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.


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


Cautionary Statements for Purposes of Forward Looking Information
-----------------------------------------------------------------

   Statements in this report that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 1996 Annual Report on Form 10-K/A.

                                    PART II
                               OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

        Reference is made to the Company's 1996 Annual Report on Form 10-K as amended by Amendment No. 1 thereto on Form 10-K/A, (the "10-K").

        As described in greater detail in the 10-K, in December 1995, the Company and Allied received a letter from the United States Environ-mental Protection Agency (the "EPA"), demanding that the Company and Allied accept responsibility for the investigation and cleanup of the Sidney Center Landfill, an EPA Superfund site (the "Sidney Site"). The Sidney Center Landfill was a municipal landfill site utilized by the Company's Sidney facility and other local towns and businesses. The Company has acknowledged that it sent general plant refuse to the Sidney Site but no hazardous waste. Allied and the Company offered to prepare a remedial design and to assist the EPA in identifying other potentially responsible parties for the Sidney Site. In July 1996, the Company and Allied received a unilateral order from the EPA directing the Company and Allied to perform certain investigation, design and cleanup activities at the Sidney Site. The Company and Allied responded to the unilateral order by agreeing to undertake certain remedial design activities. In March 1997, the EPA filed a lawsuit by which it seeks to recover from Allied and the Company
        $2.7 million in alleged past response costs relating to the Sidney Site. To date the Company and Allied have not accepted any responsibility for the cleanup of the Sidney Site. The Company and Allied have, however, continued work on the preparation of a remedial design and the identification of other potentially responsible parties for the Sidney Site.

        Reference is also made to the Company's Current Report on Form 8-K dated May 9, 1997, relating to the proposed settlement of two class action lawsuits relating to the Merger and Recapitalization.


Item 2. CHANGES IN SECURITIES

        In connection with the Merger and Recapitalization, the stockholders of the Company and the Company adopted and approved a Certificate of Merger dated May 19, 1997 including a Restated Certificate of Incorporation for the Company, which among other things reduced the total number of shares which the Company shall have authority to issue from one hundred one million (101,000,000) consisting of ninety-six million two hundred fifty thousand (96,250,000) shares of Class A Common Stock, three million seven hundred fifty thousand (3,750,000) shares of Class B Common Stock and one million (1,000,000) shares of Preferred Stock to forty million (40,000,000) shares of Common Stock. Of the forty million (40,000,000) shares of Common Stock currently authorized, seventeen million five hundred sixteen thousand nine hundred fifty-five (17,516,955) are currently outstanding. The continuing rights of the holders of the Company's Common Stock have not been materially modified.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        A Special Meeting in lieu of the 1997 Annual Meeting of the Stockholders of the Company was held on May 14, 1997 to (i) vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of January 23, 1997 and as amended as of April 9, 1997 between the Company and NXS Acquisition Corp. (the "Merger Agreement") ("Proposal 1"); (ii) elect two directors to serve either until their terms expire; provided, that if the Merger Agreement is approved and adopted by the stockholders of the Company, the directors of the Company immediately after the effective time of the closing of the Merger Agreement would be Martin H. Loeffler and the then current directors of NXS Acquisition Corp. ("Proposal 2"); and (iii) ratify the selection of Price Waterhouse LLP as independent auditors of the Company ("Proposal 3"). Proposal 1 was approved by the stockholders of the Company by a vote of 34,749,400 FOR to 319,360 AGAINST, with 164,335 ABSTENTIONS. As a result of the approval of Proposal 1 Martin
        H. Loeffler and the then current directors of NXS Acquisition Corp. including Henry R. Kravis, George R. Roberts, Michael W. Michelson, Marc S. Lipschultz and Andrew Clarkson became directors of the Company effective with the closing of the Merger.
        Proposal 3 was approved by the stockholders of the Company by a vote of 38,265,947 FOR to 26,889 AGAINST, with 177,060 ABSTENTIONS.


Item 5. OTHER INFORMATION

        None


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits

2.1 Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).**

2.2 Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15,
      1997).**

3.1 Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation).*

*   Filed herewith
**  Previously filed

3.2   By-Laws of the Company as of May 19, 1997 - NXS Acquisition Corp.
      By-Laws.*

4.1 Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 19, 1997, relating to Senior Subordinated Notes due 2007.*

10.1  Amended and Restated Receivables Purchase Agreement dated as of
      May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent.*

10.2 Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company.*

10.3 Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent.*

10.4  1997 Amphenol Incentive Plan (filed as Exhibit 10.13 to the 1996
      10-K).**

10.5 Amended and Restated Salaried Employees Pension Plan of Amphenol Corporation (filed as Exhibit 10.12 to the 1994 10-K).**

10.6 Amended and Restated LPL Technologies Inc. Retirement Plan for Salaried Employees (filed as Exhibit 10.13 to the 1994 10-K).**

10.7 Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).**

10.8 LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).**

10.9 Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).**

10.10 Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).**




*   Filed herewith
**  Previously filed

10.11 Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28,1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).**

10.12 Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to
      Schedule 13D, Amendment No.1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates
      (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).**

10.13 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler.*

10.14 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen.*

10.15 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane.*

10.16 1997 Option Plan for Key Employees of Amphenol and Subsidiaries.*

10.17 Non-Qualified Stock Option Agreement between the Company and Martin
      H. Loeffler dated as of May 19, 1997.*

10.18 Non-Qualified Stock Option Agreement between the Company and Edward
      G. Jepsen dated as of May 19, 1997.*

10.19 Non-Qualified Stock Option Agreement between the Company and Timothy
      F. Cohane dated as of May 19, 1997.*

27.   Financial Data Schedule.*


(b) Reports filed on Form 8-K

       A current report on Form 8-K dated May 9, 1997 was filed with the Securities and Exchange Commission on May 9, 1997, reporting information under Items 5 and 7 thereof and providing a copy of the Press Release announcing the execution of a Memorandum of Under-standing relating to the proposed settlement of two class action lawsuits relating to the Company's then proposed merger with NXS Acquisition Corp., a subsidiary of an affiliate of Kohlberg Kravis Roberts & Co., L.P.



 *  Filed herewith
**  Previously filed

       A current report and Form 8-K dated June 20, 1997 was filed with the Securities and Exchange Commission on June 20, 1997, reporting information under Items 4 and 7 thereof that Deloitte and Touche LLP has been appointed as the Registrant's certified public accountants replacing Price Waterhouse LLP who was dismissed, effective June 13, 1997.

                                    SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AMPHENOL CORPORATION





DATE:  August 14, 1997                            /s/ Edward G. Jepsen
      -----------------                          ---------------------------
                                                     Edward G. Jepsen
                                                 Executive Vice President and
                                                 Chief Financial Officer