Form 10-Q
period 1997-09-30
AMPHENOL CORP /DE/
filed 1997-11-14
CIK 820313

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1997

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________to ______________


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
Yes  X   No
   -----   -----


   As of October 1, 1997, the total number of shares outstanding of Class A Common Stock was 17,525,952.

                            AMPHENOL CORPORATION


                          Index to Quarterly Report
                                 on Form 10-Q


                                                                          Page
                                                                          ----

Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheet
              September 30, 1997 (unaudited) and December
              31, 1996                                                      3

              Condensed Consolidated Statement of Income
              Three and nine months ended September 30, 1997
              (unaudited) and 1996 (unaudited)                              5

              Condensed Consolidated Statement of Cash Flow
              Nine months ended September 30, 1997 (unaudited)
              and 1996 (unaudited)                                          6

              Notes to Condensed Consolidated Financial
              Statements                                                    7

    Item 2.   Management's Discussion and Analysis of
                Results of Operations and Financial Condition              10

Part II       Other Information

    Item 1.   Legal Proceedings                                            13

    Item 2.   Changes in Securities                                        14

    Item 3.   Defaults upon Senior Securities                              14

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        14

    Item 5.   Other Information                                            14

    Item 6.   Exhibits and Reports on Form 8-K                             14

Signatures                                                                 17

                         Part I.  Financial Information

Item 1.  Financial Statements



                                AMPHENOL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                               (dollars in thousands)

                                                 September 30,     December 31,
                                                     1997             1996
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S
Current Assets:
  Cash and short-term cash investments.........   $  7,688         $  3,984
  Accounts receivable, less allowance
    for doubtful accounts of $2,086
    and $1,868, respectively...................     74,514           64,904
  Inventories..................................    159,745          153,283
  Prepaid expenses and other assets............     11,932           11,611
                                                  --------         --------

Total current assets...........................    253,879          233,782
                                                  --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $166,428 and $163,110, respectively..........    104,097          102,075
Deferred debt issuance costs...................     37,441            3,717
Excess of cost over fair value of net
  assets acquired..............................    342,026          346,583
Other assets...................................     10,303           24,505
                                                  --------         --------

                                                  $747,746         $710,662
                                                  ========         ========

                      See accompanying notes to condensed
                       consolidated financial statements.

                             AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)



                                                 September 30,    December 31,
                                                     1997             1996
                                                  -----------     ------------
                                                  (Unaudited)


 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
  Accounts payable..............................  $ 60,360         $ 49,484
  Accrued interest..............................    16,382            2,481
  Other accrued expenses........................    46,075           37,194
  Current portion of long-term debt.............       205            7,759
                                                  --------         --------

Total current liabilities.......................   123,022           96,918
                                                  --------         --------

Long-term debt..................................   938,840          219,484
Accrued pension and post employment
  benefit obligations...........................     8,661           15,016
Deferred taxes and other liabilities............    21,577           18,696

Shareholders' (Deficit) Equity:
  Common stock..................................        20               47
  Additional paid-in capital (deficiency).......  (511,668)         265,425
  Accumulated earnings..........................   180,619          151,634
  Cumulative valuation adjustments..............   (13,325)          (3,887)
  Treasury stock, at cost.......................       -            (52,671)
                                                  --------         --------

Total shareholders' (deficit) equity............  (344,354)         360,548
                                                  --------         --------

                                                  $747,746         $710,662
                                                  ========         ========



                       See accompanying notes to condensed
                        consolidated financial statements.

                                         AMPHENOL CORPORATION
                               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                               (Unaudited)
                              (dollars in thousands, except per share data)

                                                       Three months ended       Nine months ended
                                                         September 30,            September 30,
                                                      ---------------------    ---------------------

                                                        1997         1996        1997         1996
                                                      --------     --------    --------     --------
Net sales.......................................      $223,494     $184,876    $662,263     $578,619
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       144,697      117,136     428,682      367,942
  Depreciation and amortization expense.........         5,156        4,421      15,490       13,326
  Selling, general and administrative expense...        31,671       27,107      93,697       85,359
  Amortization of goodwill......................         2,829        2,713       8,488        8,137
                                                      --------     --------    --------     --------
Operating income................................        39,141       33,499     115,906      103,855

Interest expense................................       (22,991)      (6,097)    (43,662)     (18,240)
Expenses relating to Merger
  and Recapitalization (Note 4).................           -            -        (2,500)         -
Other income (expense), net.....................        (1,046)        (989)        638       (2,616)
                                                      --------     --------    --------     --------
Income before income taxes
  and extraordinary item........................        15,104       26,413      70,382       82,999
Provision for income taxes......................         6,545        9,716      28,552       31,954
                                                      --------     --------    --------     --------
Net income before
  extraordinary item............................         8,559       16,697      41,830       51,045
Extraordinary item:
  Loss on early extinguishment
   of debt, net of income
   taxes (Note 4)...............................           -            -       (12,845)         -
                                                      --------     --------    --------     --------
Net income......................................      $  8,559     $ 16,697    $ 28,985     $ 51,045
                                                      ========     ========    ========     ========

Net income per share:
 Income before extraordinary item...............          $.49         $.36       $1.34        $1.08
 Extraordinary charge...........................            -            -        (0.41)          -
                                                          ----         ----        ----         ----
 Net income.....................................          $.49         $.36       $0.93        $1.08
                                                          ====         ====       =====        =====

Average common and common
  equivalent shares outstanding.................    17,519,781   46,853,784  31,269,159   47,166,444
                                                    ==========   ==========  ==========   ==========


                        See accompanying notes to condensed
                         consolidated financial statements.

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                      ---------------------
                                                        1997         1996
                                                      --------     --------
Net income.......................................     $ 28,985     $ 51,045
Adjustments for cash from operations:
  Depreciation and amortization..................       23,978       21,463
  Amortization of deferred debt issuance costs...        2,033          518
  Net loss on early extinguishment of debt.......       12,845          -
  Expenses relating to the Merger and Recapitalization   2,500          -
  Gain on sale of marketable securities..........       (3,917)         -
  Net change in non-cash components of
   working capital...............................        4,253      (27,118)
                                                      --------     --------

Cash provided from operations....................       70,677       45,908
                                                      --------     --------
Cash flow from investing activities:
  Capital additions, net.........................      (17,471)     (16,177)
  Proceeds from the sale of marketable securities        7,351          -
  Cost of acquisition............................          -        (21,280)
                                                      --------     --------
Cash flow used by investing activities...........      (10,120)     (37,457)
                                                      --------     --------
Cash flow from financing activities:
  Net change in borrowings under revolving
      credit facilities..........................      (19,782)       5,812
  Repurchase of senior notes and subordinated debt    (211,153)         -
  Payment of fees and other expenses related to
    Merger and Recapitalization..................      (53,469)         -
  Borrowings under New Credit Facility...........      750,000          -
  Net change in receivables sold.................       10,000       (2,000)
  Decrease in borrowings under New Credit Facility     (65,000)         -
  Proceeds from the issuance of senior notes.....      240,000          -
  Purchase of Amphenol Common stock..............   (1,048,490)         -
  Equity proceeds related to Merger..............      341,041          -
  Treasury stock repurchases.....................          -        (21,350)
                                                      --------     --------

Cash used by financing activities................      (56,853)     (17,538)
                                                      --------     --------
Net change in cash and short-term
  cash investments...............................        3,704       (9,087)
Cash and short-term cash investments
  balance, beginning of period...................        3,984       12,028
                                                      --------     --------
Cash and short-term cash investments
  balance, end of period.........................     $  7,688     $  2,941
                                                      ========     ========

Cash paid during the year for:
  Interest                                            $ 27,561     $ 11,958
  Income taxes paid, net of refunds                     18,162       44,907

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

                             AMPHENOL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Note 1 - Principles of Consolidation and Interim Financial Statements
---------------------------------------------------------------------

    The condensed consolidated balance sheets as of September 30, 1997 and December 31, 1996 and the related condensed consolidated statements of income for the three and nine months ended September 30, 1997 and 1996 and of cash flow for the nine months ended September 30, 1997 and 1996 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report on Form 10-K/A.


Note 2 - Inventories
--------------------
Inventories consist of:
                                            September 30,   December 31,
                                                1997            1996
                                            ---------       ------------
                                           (Unaudited)

     Raw materials and supplies.........     $ 19,914         $ 21,648
     Work in process....................       94,999           92,771
     Finished goods.....................       44,832           38,864
                                             --------         --------
                                             $159,745         $153,283
                                             ========         ========

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

    A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other income (expense), net in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At September 30, 1997 and December 31, 1996, approximately $60,000 and $50,000, respectively, in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

Note 4 - Merger and Recapitalization
------------------------------------

    On May 19, 1997, the Company merged with NXS Acquisition Corp., a wholly owned subsidiary of KKR 1996 Fund L.P., KKR Partners II, L.P., and NXS Associates, L.P., limited partnerships formed at the direction of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). The Merger had the effect of affiliates of KKR investing $341,041 in exchange for 13,165,745 shares, or 75% of the Company's common stock. Such equity proceeds, along with $240,000 of proceeds from the sale of 9 7/8% Senior Subordinated Debentures due 2007 and borrowings of $750,000 under a $900,000 bank loan agreement ("Bank Agreement") were used to repurchase 40,325,240 shares of the Company's common stock for $1,048,490, purchase all of the Company's outstanding 10.45% Senior Notes and substantially all of the Company's 12 3/4% Subordinated Debentures for $211,153 and pay fees and expenses relating to the Merger and Recapitalization of $59,436 (of which approximately $6,000 were unpaid at September 30, 1997), including $18,000 paid to KKR and $39,292 relating to the issuance of new debt.

    The Merger and related transactions have been recorded as a Recapitalization. Expenses of $17,644 related to the repurchase of the Company's stock have been reflected as a reduction of additional paid-in capital; other expenses of approximately $2,500, primarily relating to the buyout of certain stock options, are reflected in the accompanying Statementof Income.

The cost associated with early extinguishment of debt includes premiums associated with redemption of the Company's 10.45% Senior Notes and 12 3/4% Subordinated Debentures and the write off of unamortized deferred debt issuance costs and is reflected as an extraordinary item net of income taxes of $8,041 in the accompanying Statement of Income.

    Supplemental earnings per share assuming the Merger and Recapitalization were completed at the beginning of the nine months ended September 30, 1997 but excluding the impact of non-recurring expenses relating to the Merger and Recapitalization, is $1.44 for the nine months.


Note 5 - Subsequent Event - Debt Extinguishment
-----------------------------------------------

    In October 1997, the Company negotiated a significant amendment to the term loan under the Bank Agreement. The amendment extinguished the Tranche B and C indebtedness with borrowings under a new $375 million Term Loan Tranche B. The new Term Loan Tranche B has required amortization in 2005 and 2006. In addition, the effective interest rate required to be paid under the term loan facility was reduced. As a result, in the fourth quarter the Company will record a pre-tax $18.3 million extraordinary loss for the write off of unamortized debt issuance costs resulting from the extinguishment of the Tranche B and C debt.


Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  (dollars in thousands, except per share data)

Results of Operations
---------------------
Quarter and nine months ended September 30, 1997 compared to the quarter and nine months ended September 30, 1996
----------------------------------------

    Net sales in the third quarter of 1997 increased approximately 21% from the comparable 1996 quarter to $223,494. For the nine months ended September

30, 1997, net sales increased approximately 14% to $662,263. The increase in sales for both the quarter and nine month period is primarily attributable to increased sales of interconnect products particularly in the communications, aerospace and industrial markets. Currency translation and the relatively stronger U.S. dollar had the effect of decreasing sales by approximately $7.7 million in the third quarter and approximately $17.1 million in the nine month period 1997 when compared to exchange rates for the comparable 1996 periods.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 33% for the 1997 third quarter and nine month period compared to 34% for the 1996 third quarter and nine month period, respectively. The decrease in the gross profit margin in both the 1997 quarter and nine month period is generally attributable to margin pressure in the Company's coaxial cable business and certain European interconnect product operations.

    Selling, general and administrative expenses as a percentage of net sales decreased to approximately 14% for the quarter and nine month period ended September 30, 1997 from approximately 15% for the 1996 third quarter and nine month period. The reduction is primarily attributable to higher sales volume in the 1997 periods.

    Interest expense for the third quarter and nine months increased to $22,991 and $43,662 in 1997 from $6,097 and $18,240 in 1996, respectively.
The increase in both periods is primarily attributable to increased debt levels resulting from the Merger and Recapitalization which closed on May 19, 1997 (Note 4).

    Other income (expense), net for the third quarter and nine months was $(1,046) and $638 in 1997 compared to $(989) and $(2,616) in 1996, respectively. The 1997 nine month period includes a gain on sale of marketable securities of $3,917.

    The provision for income taxes for the nine months ended September 30, 1997 was $28,552 compared to $31,954 in 1996. The 1997 estimated effective tax rate of approximately 41% reflects federal, state and foreign taxes.

Liquidity and Capital Resources
-------------------------------

    Cash provided by operating activities was $70,677 in the nine months ended September 30, 1997 compared to $45,908 in the 1996 period. The increase in cash flow from operating activities relates primarily to a net decrease in non-cash components of working capital. The increase in working capital in the 1996 period reflected significantly higher tax payments ($44,907 in 1996, $18,162 in 1997).

    In 1997 cash from operating activities of $70,677, proceeds from the sale of marketable securities of $7,351 and the sale of receivables of $10,000, and net funds available from the Merger and Recapitalization (Note
4) of $17,929 were used to fund capital expenditures of $17,471 and debt reduction of $84,782 (of which $65 million represents a prepayment of term loan borrowings under the Company's Bank Agreement).

    In conjunction with the Merger and Recapitalization, the Company entered into a $900 million Bank Agreement with a syndicate of financial institutions, comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility: $350 million (Tranche A) maturing over a 7 year period ending 2004, $200 million (Tranche B) maturing in 2005 and $200 million (Tranche C) maturing in 2006. At September 30, 1997, the

Company had prepaid $65 million of the term loan. The credit agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness, and restricted payments, including dividends on the Company's common stock. At September 30, 1997 there were $685 million of borrowings outstanding under the term loan facility and there were no amounts outstanding under the revolving credit facility.

    In October 1997, the Company negotiated a significant amendment to the term loan under the Bank Agreement. The amendment extinguished the Tranche B and C indebtedness with borrowings under a new $375 million Term Loan Tranche B. The new Term Loan Tranche B has required amortization in 2005 and 2006. In addition, the effective interest rate required to be paid under the term loan facility was reduced. As a result, in the fourth quarter the Company will record a pre-tax $18.3 million extraordinary loss for the write off of unamortized debt issuance costs resulting from the extinguishment of the Tranche B and C debt.

    In July 1997, the Company entered into interest rate protection agreements that effectively fix the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent that LIBOR interest rates remain below 7% for a portion of the debt and 8% for the remainder.

    The Company's EBITDA as defined in the Bank Agreement was $141.5 million and $126.2 million for the nine months ended September 30, 1997 and 1996, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

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

    In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company will include such statement beginning with the first quarter of 1998.

    In addition, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures About Segments of an Enterprise and Related Information" which requires disclosure of certain information about operating segments and about products and services, the geographic areas in which a company operates and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements. Any resulting change in disclosure will be reflected in the year ended December 31, 1998 financial statements.


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

3.1 Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation). (filed as
      Exhibit 3.1 to the June 30, 1997 10-Q).**

3.2 By-Laws of the Company as of May 19, 1997 - NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).**

4.1 Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 19, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).**

10.1  Amended and Restated Receivables Purchase Agreement dated as of
      May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).**

10.2 Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).**

10.3 Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as
      Exhibit 10.3 to the June 30, 1997 10-Q).**

10.4  1997 Amphenol Incentive Plan (filed as Exhibit 10.13 to the 1996

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

10.13 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).**

10.14 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).**

10.15 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).**

10.16 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).**

10.17 Non-Qualified Stock Option Agreement between the Company and Martin
      H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).**

10.18 Non-Qualified Stock Option Agreement between the Company and Edward
      G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the

      June 30, 1997 10-Q).**

10.19 Non-Qualified Stock Option Agreement between the Company and Timothy
      F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).**

10.20 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997.*

10.21 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer.*

10.22 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limted, the Lenders listed therein, The Chase Manhattan Bank, as Syndicated Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent.*

27.   Financial Data Schedule.*

(b) Reports filed on Form 8-K

       None

 *  Filed herewith
**  Previously filed

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AMPHENOL CORPORATION





DATE: November 14, 1997                          /s/ Edward G. Jepsen
      -----------------                          -----------------------
                                                     Edward G. Jepsen
                                                     Executive Vice President
                                                     and Chief Financial
                                                     Officer

                                    EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION

   2.1 Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).**

   2.2 Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).**

   3.1 Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation). (filed as
            Exhibit 3.1 to the June 30, 1997 10-Q).**

   3.2 By-Laws of the Company as of May 19, 1997 - NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).**

   4.1 Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 19, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).**

  10.1 Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).**

  10.2 Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).**

  10.3 Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to the June 30, 1997 10-Q).**

  10.4      1997 Amphenol Incentive Plan (filed as Exhibit 10.13 to the 1996

EXHIBIT NO.                            DESCRIPTION

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

  10.12 Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to
            Schedule 13D, Amendment No.1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).**

  10.13 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).**

  10.14 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).**

  10.15 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).**

  10.16 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).**

  10.17     Non-Qualified Stock Option Agreement between the Company and Martin
            H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).**

  10.18     Non-Qualified Stock Option Agreement between the Company and Edward
            G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the

EXHIBIT NO.                            DESCRIPTION

            June 30, 1997 10-Q).**

  10.19     Non-Qualified Stock Option Agreement between the Company and Timothy
            F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).**

  10.20 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997.*

  10.21 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer.*

  10.22 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limted, the Lenders listed therein, The Chase Manhattan Bank, as Syndicated Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent.*

  27.       Financial Data Schedule.*

(b) Reports filed on Form 8-K

       None

 *  Filed herewith
**  Previously filed