Form 10-K405
period 1997-12-31
AMPHENOL CORP /DE/
filed 1998-03-30
CIK 820313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

    For the Fiscal Year Ended December 31, 1997

                                            or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ____________________ to _____________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of Amphenol Corporation Common Stock, $.001 Par Value, held by non-affiliates was approximately $257 million based on the reported last sale price of such stock on the New York Stock Exchange on February 27, 1998.

As of February 27, 1998 the total number of shares outstanding of Common Stock was 17,533,248.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

INDEX                                                                       Page

PART I                                                                        3
     Item 1.  Business                                                        3
              General                                                         3
              Product Development                                             4
              Product Groups                                                  4
              International Operations                                        6
              Customers                                                       6
              Manufacturing                                                   7
              Research and Development                                        7
              Trademarks and Patents                                          7
              Competition                                                     8
              Backlog                                                         8
              Employees                                                       8
              Cautionary Statements for Purposes of Forward Looking
               Information                                                    9
     Item 2.  Properties                                                     10
     Item 3.  Legal Proceedings                                              11
     Item 4.  Submission of Matters to a Vote of Security-Holders            13
     Item 4.1 Executive Officers                                             13

PART II                                                                      14
     Item 5.  Market for the Registrant's Common Stock and Related
               Stockholder Matters                                           14
     Item 6.  Selected Financial Data                                        15
     Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           16
     Item 8.  Financial Statements and Supplementary Data                    19
              Report of Management                                           19
              Independent Auditors' Reports                                  19
              Consolidated Statement of Income                               20
              Consolidated Balance Sheet                                     21
              Consolidated Statement of Changes in Shareholders' Equity
               (Deficit)                                                     22
              Consolidated Statement of Cash Flow                            23
              Notes to Consolidated Financial Statements                     24
     Item 9.  Changes in and Disagreements with Independent Accountants on
              Accounting and Financial Disclosure                            36

PART III                                                                     36
     Item 10. Directors and Executive Officers of the Registrant             36
     Item 11. Executive Compensation                                         36
     Item 12. Security Ownership of Certain Beneficial Owners and
               Management                                                    36
     Item 13. Certain Relationships and Related Transactions                 36

PART IV                                                                      37
     Item 14. Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                      37
              Signature of the Registrant                                    41
              Signatures of the Directors                                    41

PART I

Item 1. Business

General

      Amphenol Corporation ("Amphenol" or the "Company") is a leading designer, manufacturer and marketer of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and flat-ribbon cable. The primary end markets for the Company's products are telephone, wireless and data communications systems; cable television systems; commercial and military aerospace electronics; automotive and mass transportation applications; and industrial factory automation equipment. For the year ended December 31, 1997, approximately 53% of the Company's net sales were to the worldwide communications market (including 23% for the cable television market), 24% were for commercial and military aerospace and other military electronics applications and 23% were for industrial, transportation and other applications. The Company focuses on optimizing its mix of higher margin application-specific products in its product offerings and maintaining continuing programs of productivity improvement. As a result of these initiatives, the Company's operating profit margin has increased from 13.5% in fiscal year 1993 to 17.6% in fiscal year 1997.

      The Company designs and manufactures connectors and interconnect systems which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is one of the largest connector manufacturers in the world and the leading supplier of high performance environmental connectors that require superior performance and reliability under conditions of stress and in hostile environments. Such conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as natural resource exploration, medical instrumentation and off-road construction. In addition, the Company has developed a broad range of interconnect products to serve the rapidly growing markets of wireless communications including cellular and personal communication networks and fiber optic networks; electronic commerce including smart cards and electronic purse applications; and automotive safety products including airbags, pretensioner seatbelts and anti-lock braking systems. The Company is also one of the leaders in developing interconnect products for factory automation and machine tools and develops interconnect products for mass transportation applications. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 1,000 producers of connectors worldwide, of which the 10 largest accounted for a combined market share of approximately 37% in 1997. The Company estimates that the total sales for the industry were approximately $29 billion in 1997.

      The Company's Times Fiber subsidiary is the world's second largest producer of coaxial cable for the cable television market. The Company believes that Times Fiber is one of the lowest cost producers of coaxial cable for the cable television market, and that it is one of the technological leaders in increasing the bandwidth of coaxial cable products. The Company's coaxial cable and connector products are used in cable television systems including full service cable television/telecommunication systems being installed by cable operators and telecommunication companies offering video, voice and data services. The Company also is a major supplier of coaxial cable to the developing international cable television markets. In addition, the Company has developed coaxial cable products, in conjunction with connector products, used in the infrastructure for wireless communication systems.

      The Company is a global manufacturer employing advanced manufacturing processes. The Company's products are manufactured and assembled at facilities in the United States, Canada, Mexico, Germany, France, the United Kingdom, the Czech Republic, Estonia, Taiwan, Japan, India and the People's Republic of China. The Company's connector products are sold through its global sales force and independent manufacturers' representatives to thousands of original equipment manufacturers ("OEMs") in 51 countries throughout the world as well as through a global network of electronics distributors. The Company's coaxial cable products are primarily sold to cable television operators and to telecommunication companies who have entered the broadband communications market. In 1997, approximately 58% of the Company's net sales were in North America, 28% were in Europe and 14% were in Asia and other countries.

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

                                                    1997       1996       1995
--------------------------------------------------------------------------------
                                                      (dollars in thousands)
Net sales by product group:
Commercial, radio frequency and
   industrial interconnect products,
   cable assemblies and flat-ribbon cable         $451,525   $388,941   $370,619
High performance environmental
   connectors                                      246,036    208,071    174,329
Coaxial cable                                      186,787    179,209    238,285
                                                  --------   --------   --------
                                                  $884,348   $776,221   $783,233
                                                  ========   ========   ========
Net sales by geographic area:
   United States operations                       $462,349   $397,023   $394,563
   International operations (1)                    421,999    379,198    388,670
                                                  --------   --------   --------
                                                  $884,348   $776,221   $783,233
                                                  ========   ========   ========
----------

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

      High Performance Environmental Connectors. The Company believes, based primarily on published market research, that it is the largest supplier of circular, military-specification connectors; such connectors require superior performance and reliability under conditions of stress and in hostile environments. High performance environmental connectors are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that the connectors are subject to rapid and severe temperature changes, vibration, humidity or nuclear radiation. Frequent applications of these connectors include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy, medical instrumentation and geophysical applications and off-road construction equipment. Specially designed high performance environmental connectors, which include fiber optic, filtered, nonmetallic, diode and breakaway connectors, are manufactured to specific customer input/output configurations.

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

      U.S. cable system designs are increasingly being employed in international markets where cable television penetration is low. For example, it is estimated that in 1997 only 28% of the television households in Europe subscribed to some form of multichannel television service as compared to an estimated subscription rate of 66% in the U.S. The estimated subscription rates in the Asian and Latin American markets were even lower at approximately 14% and 11%, respectively. In terms of television households, it is estimated that there were 248 million television households in Europe, 377 million in Asia and 93 million in Latin America. This compares to an estimated 96 million television households in the U.S. In 1997, the Company had sales of coaxial cable in approximately 50 countries, and the Company believes the development of cable television systems in international markets presents a significant opportunity to increase sales of its coaxial cable products.

International Operations

      The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 48% of the Company's sales for the year ended December 31, 1997 were outside the United States. Approximately 59% of such international sales were in Europe. The Company has manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, Estonia and sales offices in most European markets. The European operations generally have strong positions in their respective local markets. Local operations coordinate product design and manufacturing responsibility with the Company's other operations around the world. The balance of the Company's international activities are located primarily in Canada, Mexico and the Far East, which includes manufacturing facilities in Taiwan, India, Japan and the People's Republic of China. The Company's manufacturing and assembly facilities generally serve the respective local markets. In addition, the Company has low cost manufacturing and assembly sources in Scotland, Estonia, the Czech Republic, Mexico and the People's Republic of China to serve regional and world markets.

Customers

      The Company's products are used in a wide variety of applications by numerous customers, none of whom accounted for more than 5% of the Company's sales for 1997 (except for sales under contract with the U.S. Government and its subcontractors, which accounted for 9% of 1997 sales). The Company's participation across a broad spectrum of government programs is such that the Company believes that no one government program accounted for more than 2% of 1997 net sales. The Company's products are sold both directly to OEMs, cable system operators, telecommunication companies and through distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide a broad selection of products in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

      The Company's sales to distributors represented approximately 27% of the Company's 1997 sales. The Company's recognized brand names including "Amphenol," "Times Fiber," "Pyle-National," "Spectra-Strip," "Sine," "Tuchel," "Kai Jack" and "Socapex," together with the Company's strong connector design-in position (products that are specified in the plans and qualified by the OEM), enhance its ability to reach the secondary market through its network of distributors. The Company believes that its distributor network represents a competitive advantage.

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

      The Company employs a global manufacturing strategy to lower its production costs and to improve service to customers. The Company sources its products on a worldwide basis with manufacturing and assembly operations in the United States, Canada, Mexico, the United Kingdom, France, Germany, the Czech Republic, Estonia, Taiwan, India, Japan and the People's Republic of China. To better serve high volume OEM customers, the Company has established just-in-time facilities near major customers.

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

Research and Development

      The Company's research, development and engineering expenditures for the creation and application of new and improved products and processes were $15.3 million, $14.6 million and $15.7 million (excluding customer sponsored programs representing expenditures of $0.2 million, $0.9 million and $1.3 million) for 1997, 1996 and 1995, respectively. The Company's research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly engineered products that meet the customer's needs. The Company continues to focus its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

      The Company owns a number of active patents worldwide. While the Company considers its patents to be valuable assets, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent. The Company regards its trademarks "Amphenol," "Pyle-National," "Tuchel," "Socapex," "Spectra-Strip," "Sine," "Kai Jack" and "Times Fiber" to be of value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks.

Competition

      The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of product quality, price, engineering, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. In the area of coaxial cable for cable television, the Company believes that it and CommScope, Inc. are the primary providers of such cable; however, CommScope is larger than the Company in this market. In addition, the Company faces competition from smaller companies that have concentrated their efforts in one or more areas of the coaxial cable market.

Backlog

      The Company estimates that its backlog of unfilled orders was $209.2 million and $207.4 million at December 31, 1997 and 1996, respectively. Orders typically fluctuate from quarter to quarter based on customer demands and general business conditions. Unfilled orders may be cancelled prior to shipment of goods; however, such cancellations historically have not been material. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company's business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

      As of December 31, 1997, the Company had approximately 6,900 full-time employees worldwide. Of these employees, approximately 4,900 were hourly employees, of which approximately 3,000 were represented by labor unions, and the remainder were salaried. Beginning on October 21, 1995, the Company experienced a seven day work stoppage at its plant in Sidney, New York when approximately 1,000 hourly employees represented by the International Association of Machinists and Aerospace Workers rejected a Company proposal and voted to strike upon the expiration of their then current collective bargaining contract. A new three year contract was approved and the work stoppage ended on October 28, 1995. The Sidney, New York plant manufactures interconnect products used primarily in the aerospace industry and other commercial and industrial markets. The one week work stoppage did not involve any other operation of the Company. The Company has not had any other work stoppages in the past ten years. In 1997, the United Steelworkers International Union, AFL-CIO established a union, affecting approximately 500 employees, at the Company's plant in Chatham, Virginia, the Company's primary plant for the production of coaxial cable. The Company is in the process of negotiating the initial contract with the union. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

- Unexpected government policies and regulations affecting the Company or its significant customers.

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

Item 2. Properties

      The table below presents the location, size and function of the Company's principal manufacturing and assembly facilities as of January 31, 1998. The Company's principal executive offices are located in Wallingford, Connecticut.

                                Square
       Location                  Feet                Function
       --------                 ------               --------

United States:

  Chatham, VA                175,000         coaxial cable manufacturing
  Chatham, VA (1)            100,000         coaxial cable warehousing
  Chatham, VA (1)             40,000         coaxial cable manufacturing and
                                              warehousing
  Danbury, CT (1)            170,000         RF connector manufacturing
  Danville, VA (1)            80,000         coaxial cable warehousing
  Elmhurst, IL (1)            10,000         industrial connector assembly
  Endicott, NY               125,000         cable assembly
  Hamden, CT                  60,000         cable manufacturing
  Hamden, CT (1)              25,000         cable warehousing
  Lisle, IL (1)               28,000         fiber optic connector manufacturing
  Meriden, CT (1)             82,250         cable manufacturing
  Mt. Clemens, MI (1)         71,360         industrial connector manufacturing
                                              and assembly
  Nogales, AZ (1)             20,250         connector warehousing and assembly
  Parsippany, NJ (1)          32,500         RF connector manufacturing
  Phoenix, AZ (1)             12,000         coaxial cable warehousing
  Sidney, NY                 685,000         high performance environmental
                                              connector
                                              manufacturing and assembly
  Wallingford, CT (1)         28,800         Executive offices

Canada:

  Renfrew, Ontario (1)        26,000         coaxial cable manufacturing
  Scarborough, Ontario (1)    88,000         high performance connector
                                             manufacturing
  Belleville, Ontario (1)      6,000         ceramic tubes, planar and discrete
                                              filter manufacturing

Mexico:

  Nogales (1)                 27,558         connector assembly
  Nogales (1)                 12,700         connector assembly
  Nogales (1)                 57,884         connector assembly

United Kingdom:

  Greenock, Scotland (1)      10,000         cable assembly
  Nottingham, England (1)     11,000         high performance environmental
                                              connector manufacturing and cable
                                              assembly
  Romsey, England (1)         24,000         cable manufacturing and cable
                                              assembly
  Whitstable, England        135,000         connector manufacturing, cable
                                              assembly and coaxial cable
                                              warehousing
Germany:

  Heilbronn                  130,000         connector manufacturing and cable
                                              assembly

Czech Republic:

  Klucouska (1)               16,300         connector assembly

 Estonia:

  Tallinn (3)                 10,750         connector and cable assembly

 France:

  Dole                       121,000         connector manufacturing
  Thyez                      125,000         connector manufacturing

Taiwan

  Taoyuan Hsien (1)           15,700         cable assembly
  Tainan (1)                  64,600         RF connector manufacturing and
                                              assembly

Japan:

  Ritto-cho, Shiga (1)        15,700         connector and cable assembly and
                                              warehousing

India:

  Pune (2)                    53,400         connector manufacturing and
                                              assembly
  Bangalore                   12,200         connector manufacturing and
                                              assembly

China:

  Changzhou                   35,000         coaxial cable manufacturing and
                                              warehousing
  Changzhou                   30,000         connector and cable assembly
  Shenzen (3)                 75,000         cable and connector manufacturing
                                              and assembly

(1) These facilities are leased. Such leases expire at various times through 2008.
(2) This facility is owned but is situated on property subject to a long term lease arrangement, expiring in 2065.
(3)   Dedicated contract manufacturing facility.

      The Company estimates that during 1997 its principal manufacturing facilities operated at between 70% and 95% of capacity.

      In addition to the facilities described above, the Company leases various warehouses and sales and administrative offices.

Item 3. Legal Proceedings

      On January 23, 1997 the Board of Directors approved, subject to shareholder approval and certain other closing conditions, and the Company entered into an agreement and plan of merger (the "Merger Agreement"), with NXS Acquisition Corp., a wholly owned subsidiary of KKR 1996 Fund L.P., a limited partnership formed at the direction of Kohlberg Kravis Roberts & Co. L.P. The Merger Agreement contemplated that approximately 90% of the Company's Class A common stock would be converted into $26.00 in cash and approximately 10% of such shares would be retained by the stockholders. The proposed transaction was announced to the public on January 23, 1997 and on that same date the Company and its directors were named as defendants in a complaint filed in the Court of Chancery in the State of Delaware by stockholders of the Company, individually and as a class action on behalf of all stockholders of the Company. An identical complaint was subsequently filed by other stockholders of the Company. In general, the complaints alleged that the Company's directors breached their fiduciary duties to stockholders when they approved the Merger Agreement. On May 9, 1997 the parties to the lawsuits signed a Memorandum of Understanding which effectively settled the lawsuits. The terms of the settlement are subject to the approval of the Court of Chancery in the State of Delaware which the Company expects to receive. The terms of settlement as set forth in the Memorandum of Understanding will have no material effect on the Company's financial condition or results of operations.

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

      Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13.0 million of costs are borne by Amphenol and were incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13 million and 100% of the excess over $30 million. Allied representatives are presently working closely with the Company in addressing the most significant potential environmental liabilities including the Sidney Center landfill and the Richardson Hill landfill projects, as described below.

      Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently performing investigative and monitoring activities at its manufacturing site in Sidney, New York. In addition, the Company is currently voluntarily performing monitoring, investigation, design and cleanup activities at two local, public off-site disposal sites previously utilized by the Sidney facility and others. The Company is also performing proposed remedial design activities and currently is negotiating with respect to a third site. The Company and Allied have entered into an administrative consent order with the United States Environmental Protection Agency (the "EPA") and are presently determining necessary and appropriate remedial measures for one such site (the "Richardson Hill" landfill) used by Amphenol and other companies, which has been designated a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. With respect to the second site, (the "Route 8" landfill), used exclusively by Amphenol, the Company initiated a remediation program pursuant to a Consent Order with the New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995 the Company and Allied received a letter from the EPA demanding that the Company and Allied accept responsibility for the investigation and cleanup of the Sidney Center landfill, another Superfund Site. The Sidney Center landfill was a municipal landfill site utilized by the Company's Sidney facility and other local towns and businesses. The Company has acknowledged that it sent general plant refuse but no hazardous waste to the Sidney Center landfill site. In 1996 the Company and Allied received a unilateral order from the EPA directing the Company and Allied to perform certain investigation, design and cleanup activities at the Sidney Center landfill site. The Company and Allied responded to the unilateral order by agreeing to undertake certain remedial design activities. In 1997 the EPA filed a lawsuit against the Company and Allied seeking to recover $2.7 million for past costs expended by the EPA in connection with activities at the Sidney Center landfill site and seeking to affix liability upon the Company and Allied for all additional costs to be incurred in connection with all further investigations, design and cleanup activities at the site. The Company has successfully joined four local municipalities as co-defendants in the lawsuit. The Company and Allied intend to continue to vigorously defend the lawsuit although remedial design work for the Sidney Center landfill site has continued pursuant to the 1996 unilateral order. The Company also is engaged in remediating or monitoring environmental conditions at several of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at several other off-site disposal sites. During 1997, the Company spent approximately $.5 million net of indemnification payments received from Allied in connection with investigating, remediating and monitoring environmental conditions at these facilities and sites. Amphenol expects such expenditures, net of indemnification payments expected from Allied, to be less than $.5 million in 1998.

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

Item 4. Submission of Matters to a Vote of Security-Holders

      A Special Meeting in lieu of the 1997 Annual Meeting of the Stockholders of the Company was held on May 14, 1997 to (i) vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of January 23, 1997 and as amended as of April 9, 1997 between the Company and NXS Acquisition Corp. (the "Merger Agreement") ("Proposal 1"); (ii) elect two directors to serve either until their terms expire at the 2000 Annual Meeting of Stockholders of the Company or until their successors shall have been elected or appointed (as the case may be) and qualified; provided, that if the Merger Agreement was approved and adopted by the stockholders of the Company, the directors of the Company immediately after the effective time of the closing of the Merger Agreement would be Martin H. Loeffler and the then current directors of NXS Acquisition Corp. ("Proposal 2"); and (iii) ratify the selection of Price Waterhouse LLP as independent auditors of the Company ("Proposal 3"). Proposal 1 was approved by the stockholders of the Company by a vote of 34,749,400 FOR to 319,360 AGAINST, with 164,335 ABSTENTIONS. As a result of the approval of Proposal 1 Martin H. Loeffler, Henry R. Kravis, George R. Roberts, Michael W. Michelson, Marc S. Lipschultz and Andrew Clarkson became directors of the Company effective with the closing of the Merger. Proposal 3, the ratification of the selection of Price Waterhouse LLP as independent auditors of the Company, was approved by the stockholders of the Company by a vote of 38,265,947 FOR to 26,889 AGAINST, with 177,060 ABSTENTIONS. Subsequent to this special meeting a current report on Form 8-K dated June 20, 1997 was filed with the Securities and Exchange Commission on June 20, 1997, reporting information under Items 4 and 7 thereof that Deloitte and Touche LLP had been appointed as the Registrant's certified public accountants replacing Price Waterhouse LLP effective June 13, 1997.

Item 4.1  Executive Officers

      The following table sets forth the name, age and position with the Company of each person who was an executive officer of Amphenol as of December 31, 1997. Officers are elected to serve at the discretion of the Board of Directors in accordance with the By-Laws of the Company. The By-Laws of the Company provide that the Board of Directors shall elect the officers of the Company at its first meeting held after the Annual Meeting of Stockholders of the Company. All officers of the Company are elected to hold office until their successors are chosen and qualified, or until their earlier resignation or removal.

                  Name               Age                  Position
                  ----               ---                  --------

         Martin H. Loeffler          53         Chairman of the Board,
                                                  Chief Executive Officer and
                                                  President

         Edward G. Jepsen            54         Executive Vice President
                                                  and Chief Financial Officer

         Timothy F. Cohane           45         Senior Vice President

         Edward C. Wetmore           41         Secretary and General Counsel

         Diana G. Reardon            38         Controller and Treasurer

      Martin H. Loeffler has been a Director of Amphenol since December 1987 and Chairman of the Board since May 1997. He has also served as President and Chief Operating Officer of Amphenol since July 1987. He has been President and Chief Executive Officer of the Company since May 1996.

      Edward G. Jepsen has been Executive Vice President and Chief Financial Officer of Amphenol since May 1989 and Senior Vice President and Director of Finance since November 1988. He was also a Director of Amphenol from January 1991 to May 1997.

      Timothy F. Cohane has been a Vice President of Amphenol since December 1991. He was also a Director of Amphenol from June 1987 to May 1997. He has been President and Chief Operating Officer of the Company's Times Fiber subsidiary since 1994.

      Edward C. Wetmore has been Secretary and General Counsel of Amphenol since 1987.

      Diana G. Reardon has been Treasurer of Amphenol since March 1992 and Controller since July 1994. Prior to that she served as Assistant Controller of the Company.

See accompanying notes to consolidated financial statements.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company's Common Stock has been listed on the New York Stock Exchange since that time under the symbol "APH." The following table sets forth on a per share basis the high and low sales prices for the Common Stock for both 1997 and 1996 as reported on the New York Stock Exchange.

                                           1997                1996
                                       ------------        -------------
                                       High     Low        High      Low
                                       ----     ---        ----      ---
           First Quarter               26       21 3/4     26        20 1/8
           Second Quarter              38 7/8   24 1/8     27 5/8    19 7/8
           Third Quarter               43 1/2   39 1/16    22 7/8    18 3/4
           Fourth Quarter              56       44         23        19

      As of February 27, 1998 there were 47 holders of record of the Company's Common Stock. A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its Common Stock.

      Since its initial public offering in 1991, the Company has not paid any cash dividends on its Common Stock and it does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness.

      The Company's debt agreements contain covenants restricting the payment of dividends on, or repurchases of, the Company's Common Stock. The Company's Bank Agreement, which contains the most restrictive provision, in effect permits the declaration and payment of cash dividends on, or repurchase of, Common Stock only if, immediately after giving effect to any such proposed action, the accumulated amount of all dividends and repurchases since May 1997 does not exceed 50% of the Company's cumulative consolidated net income (as defined) since May 1997, and the Company has met the required leverage ratio. As of December 31, 1997, there was no amount available under this provision for future dividends. In addition, the Bank Agreement provides that the Company may repurchase Common Stock with the proceeds received from substantially concurrent equity contributions or issuances of new shares of Common Stock.

Item 6. Selected Financial Data

(dollars in thousands, except per share data)

                                                                                       Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                            1997            1996            1995           1994           1993
--------------------------------------------------------------------------------------------------------------
Operations

Net sales                           $    884,348    $    776,221    $    783,233   $    692,651   $    603,967
Incom before
   extraordinary item                     51,264          67,578          62,858         42,400         24,749
Extraordinary loss                       (24,547)                                        (4,087)
Net income                                26,717          67,578          62,858         38,313         24,749
Income per share before
   extraordinary item                       1.84            1.45            1.33            .91            .58
Extraordinary loss per share                (.88)                                          (.09)
Net income per share                         .96            1.45            1.33            .82            .58

Financial Position

Working capital                     $    137,526    $    136,864    $    121,313   $     95,590   $     90,463
Total assets                             737,154         710,662         689,924        677,055        691,277
Current portion of long-term debt            212           7,759           2,670         13,925         27,265
Long-term debt                           937,277         219,484         195,195        234,251        364,574
Shareholders' equity (deficit)          (343,125)        360,548         344,085        278,640        173,292
Weighted average shares
   outstanding                        27,806,260      46,649,541      47,304,180     46,611,759     42,821,091

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 1997 has been derived from and should be read in conjunction with the consolidated financial statements contained herein.

      Results of Operations

      The following table sets forth the components of net income before extraordinary item as a percentage of net sales for the periods indicated.

RULES...
                                                                        Year Ended December 31,
-----------------------------------------------------------------------------------------------
                                                                     1997       1996       1995
-----------------------------------------------------------------------------------------------
Net sales                                                           100.0%     100.0%     100.0%
Cost of sales, excluding depreciation and amortization               64.7       63.7       64.7
Depreciation and amortization expense                                 3.6        3.7        3.5
Selling, general and administrative expense                          14.1       14.8       14.6
                                                                    -----      -----      -----
Operating income                                                     17.6       17.8       17.2
Interest expense                                                     (7.3)      (3.2)      (3.3)
Other expenses, net                                                   (.1)       (.5)       (.6)
Non-recurring expenses relating to Merger and Recapitalization        (.3)
                                                                    -----      -----      -----
Income before income taxes and extraordinary item                     9.9       14.1       13.3
Provision for income taxes                                           (4.1)      (5.4)      (5.3)
                                                                    -----      -----      -----
Net income before extraordinary item                                  5.8%       8.7%       8.0%
                                                                    =====      =====      =====

1997 Compared to 1996

      Net sales were $884.3 million for the year ended December 31, 1997 compared to $776.2 million for 1996. Sales of commercial, radio frequency and industrial interconnect products, cable assemblies and flat-ribbon cable for 1997 increased 16% compared to 1996 ($451.5 million - 1997; $388.9 million -
1996). Such increase is primarily due to increased sales of interconnect products and cable assemblies for wireless communications, data applications and smart card acceptor devices, including electronic purse applications and product line acquisitions. Sales of high performance environmental connectors for 1997 increased 18% compared to 1996 ($246.0 million - 1997; $208.1 million - 1996). The increase is primarily attributable to strong demand for the Company's application- specific products for new and enhanced electronic aerospace and avionics interconnect systems for space, military and commercial aviation applications. Sales of coaxial cable products primarily for cable television applications for 1997 increased 4% ($186.8 million - 1997; $179.2 million -
1996) primarily due to a 14% increase in international coaxial cable television sales primarily related to South America and Asia, partially offset by a 3% decline in U.S. coaxial cable sales as a result of soft demand and competitive pricing pressures.

      Geographically, sales in the United States in 1997 increased 16% compared to 1996 ($462.3 million - 1997; $397.0 million - 1996); international sales for 1997, including export sales, increased 11% in U.S. dollars ($422.0 million - 1997; $379.2 million - 1996) and increased approximately 18% in local currencies compared to 1996. The comparatively stronger U.S. dollar in 1997 had the currency translation effect of decreasing net sales by approximately $24.6 million when compared to foreign currency translation rates in 1996.

      The gross profit margin as a percentage of net sales (including depreciation in cost of sales) decreased to 33% in 1997 from 34% in 1996. The decrease is generally attributable to sales price reductions on the Company's coaxial cable products partially offset by increased sales of higher margin application-specific connector products, increased efficiencies due to increased production rates for certain connector products and continuing cost control programs.

      Selling, general and administrative expenses as a percentage of sales declined to approximately 14% in 1997 compared to approximately 15% in 1996 primarily as a result of higher sales volume in the 1997 period.

      Interest expense was $64.7 million for 1997 compared to $24.6 million for 1996. The increase is due to increased debt levels resulting from the Merger and Recapitalization in May 1997 (Note 2).

      Other expenses, net for 1997 was $1.1 million, a decrease of $2.6 million from 1996. See Note 9 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

      The provision for income taxes for 1997 was at an effective rate of 41.2% compared to an effective rate of 38.4% in 1996. The increase is generally attributable to non-deductible expenses (goodwill amortization) being a higher percentage of pre-tax income.

1996 Compared to 1995

      Net sales were $776.2 million for the year ended December 31, 1996 compared to $783.2 million for 1995. Sales of commercial, radio frequency and industrial interconnect products, cable assemblies and flat-ribbon cable for 1996 increased 4.9% compared to 1995 ($388.9 million - 1996; $370.6 million -
1995). Such increase is primarily due to increased sales of cable assembly and interconnect products including fiber optics, smart card reader devices, automotive safety devices (airbags and pretensioner seatbealts) and communications related interconnect products. Sales of high performance environmental connectors for 1996 increased 19.4% compared to 1995 ($208.1 million - 1996; $174.3 million - 1995). The increase is primarily attributable to strong demand for the Company's application- specific products for new and enhanced electronic aerospace and avionics interconnect systems for space, military and commercial aviation applications. Sales of coaxial cable products primarily for cable television applications for 1996 declined 24.8% ($179.2 million - 1996; $238.3 million - 1995) primarily due to: (1) a decline in U.S. coaxial cable television sales which declined from $115.4 million in 1995 to $94.5 million in 1996, of which $18.4 million of the decline is attributable to diminished sales of coaxial cable to regional Bell operating companies ("RBOCs") that slowed their construction of broadband systems in 1996, and reduced sales to a major U.S. cable operator in the latter part of 1996 as that operator reduced expenditures for the rebuilding of its systems; and (2) a decline in international coaxial cable television sales which declined from $122.9 million in 1995 to $84.7 million in 1996, of which $29.1 million of the decline is attributable to reduced sales to a foreign cable operator as that operator selected local sourcing for its cable requirements, and reduced sales to companies in a foreign country as that country is undergoing a regulation of cable television franchises which slowed the construction of new systems.

      Geographically, sales in the United States in 1996 increased 0.6% compared to 1995 ($397.0 million - 1996; $394.6 million - 1995); international sales for 1996, including export sales, declined 2.4% in U. S. dollars ($379.2 million - 1996; $388.7 million - 1995) and increased approximately .5% in local currencies compared to 1995. The comparatively stronger U.S. dollar in 1996 had the currency translation effect of decreasing net sales by approximately $11.4 million when compared to foreign currency translation rates in 1995.

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

      Other expenses, net for 1996 was $3.7 million, a decrease of $.8 million from 1995. See Note 9 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

      The provision for income taxes for 1996 was at an effective rate of 38.4% compared to an effective rate of 40% in 1995.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $86.3 million, $68.2 million and $79.2 million for 1997, 1996, 1995 respectively. In 1997 cash from operating activities of $86.3 million, proceeds from the sale of marketable securities of $7.4 million and the sale of receivables of $10 million, and net funds available from the Merger and Recapitalization (Note 2) of $17.9 million were used to fund debt reduction of $85.5 (of which $65 million represents a prepayment of term loan borrowings under the Company's Bank Agreement). The decrease in cash from operating activities in 1996 compared to 1995 is primarily attributable to increased cash tax payments in certain foreign jurisdictions, increased cash payments to the Company's pension plans and increases in inventory.

      Cash from operating activities was also used for capital expenditures ($24.1 million, $20.4 million and $20.4 million in 1997, 1996 and 1995 respectively), acquisitions ($4.0 million - 1997; $29.5 million - 1996) and to repurchase in the open market the Company's common stock ($52.7 million - 1996). In 1995 the Company also used the cash flow from operations for debt reduction ($50.4 million - 1995).

      In conjunction with the Merger and Recapitalization (Note 2), the Company entered into a $900 million Bank Agreement with a syndicate of financial institutions, comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility - $350 million (Tranche
A) maturing over a 7 year period ending 2004, $200 million (Tranche B) maturing in 2005 and $200 million (Tranche C) maturing in 2006. In October 1997, the Company negotiated an amendment to the term loan under the Bank Agreement. The amendment extinguished the Tranche B and C indebtedness with borrowings under a new $375 million Term Loan Tranche B. The new Term Loan Tranche B has required amortization in 2005 and 2006. At December 31, 1997, the Company had prepaid $65 million of the term loan. The credit agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness, and restricted payments, including dividends on the Company's common stock. At December 31, 1997 there were $685 million of borrowings outstanding under the term loan facility and there were no amounts outstanding under the revolving credit facility.

      In July 1997, the Company entered into interest rate protection agreements that effectively fix the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

      The Company's EBITDA as defined in the Bank Agreement was $188.5 million and $168.2 million for 1997 and 1996, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

      The Company's primary ongoing cash requirements will be for debt service, capital expenditures and product development activities. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on Senior Subordinated Notes due 2007. The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its Common Stock. The Company expects that ongoing requirements for debt service, capital expenditures and product development activities will be funded by internally-generated cash flow and availability under the Company's revolving credit facility. The Company expects that capital expenditures in 1998 will not exceed $35.0 million. The Company's required debt amortization in 1998 is $.2 million; the Company's required cash interest payments for 1998, at current interest rates, are estimated at approximately $76.0 million.

Environmental Matters

      Subsequent to the acquisition of Amphenol Corporation in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13.0 million of costs are borne by Amphenol and were incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13.0 million and 100% of the excess over $30.0 million. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

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

Future Accounting Changes

      In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Company adopted the Statement effective January 1, 1997. Adoption of the Statement had no effect on the Company's financial condition or results of operations.

      In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (FAS 128), "Earnings per Share." The statement established new standards for computing and disclosure of earnings per share ("EPS") and requires restatement of prior years EPS information. The statement requires dual presentation of "basic" EPS and "diluted" EPS. Basic EPS is based on the weighted average number of common shares outstanding, excluding common stock equivalents. Diluted EPS reflects the potential dilution of EPS that could occur if securities or other contracts to issue common shares were exercised. The Company has adopted the Statement and the appropriate disclosure is reflected in the accompanying Consolidated Statement of Income.

      In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company will include such statement beginning with the first quarter of 1998.

      In addition, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures About Segments of an Enterprise and Related Information" which requires disclosure of certain information about operating segments and about products and services, the geographic areas in which a company operates and their major customers. The Company is in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements. Any resulting change in disclosure will be reflected in the year ended December 31, 1998 financial statements.

Information Systems and the Year 2000

      As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 issue. The Company is currently engaged in a comprehensive project to upgrade its computer facilities such that they will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

      The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in early 1999. The estimated cost for this project could range as high as $3.0 million, including the cost of new systems some of which will be capitalized. This cost is being funded through operating cash flows. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

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

      Deloitte & Touche LLP has been engaged to audit the financial statements in accordance with generally accepted auditing standards. They obtain an understanding of the Company's accounting policies and controls, and conduct such tests and related procedures as they consider necessary to arrive at their opinion. The Board of Directors has appointed an Audit Committee composed of outside directors. The Audit Committee meets periodically with representatives of management and Deloitte & Touche LLP to discuss and review their activities with respect to internal accounting controls and financial reporting and auditing.

Independent Auditors' Report
To the Board of Directors and
   Shareholders of Amphenol Corporation

      We have audited the accompanying consolidated balance sheet of Amphenol Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity (deficit), and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Amphenol Corporation and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Stamford, Connecticut
January 14, 1998

Report of Independent Accountants
To the Board of Directors and
     Shareholders of Amphenol Corporation

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in shareholders' equity, retained earnings and of cash flow present fairly, in all material respects, the financial position of Amphenol Corporation and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Hartford, Connecticut

January 14, 1997, except as to the restatement of net income per common share for the two years ended December 31, 1996 as described in Note 1 under the caption "Net Income per Share," which is as of March 25, 1998.

Consolidated Statement of Income
(dollars in thousands, except per share data)

                                                                                 Year Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                                    1997            1996            1995
--------------------------------------------------------------------------------------------------------
Net sales                                                   $    884,348    $    776,221    $    783,233
Costs and expenses:
   Cost of sales, excluding depreciation and amortization        572,092         494,689         506,707
   Depreciation and amortization expense                          20,428          17,846          16,933
   Selling, general and administrative expense                   125,064         114,746         114,041
   Amortization of goodwill                                       11,316          10,962          10,862
                                                            ------------    ------------    ------------
Operating income                                                 155,448         137,978         134,690
Interest expense                                                 (64,713)        (24,617)        (25,548)
Expenses relating to Merger and Recapitalization (Note 2)         (2,500)
Other expenses, net                                               (1,061)         (3,696)         (4,515)
                                                            ------------    ------------    ------------
Income before income taxes and extraordinary item                 87,174         109,665         104,627
Provision for income taxes                                       (35,910)        (42,087)        (41,769)
                                                            ------------    ------------    ------------
Income before extraordinary item                                  51,264          67,578          62,858

Extraordinary item:

   Loss on early extinguishment of debt,
     net of income taxes of $14,728 (Notes 2 and 3)              (24,547)
                                                            ------------    ------------    ------------
Net income                                                  $     26,717    $     67,578    $     62,858
                                                            ============    ============    ============
Net income per common share:
   Income  before extraordinary item                        $       1.84    $       1.45    $       1.33
   Extraordinary loss                                               (.88)
                                                            ------------    ------------    ------------
   Net income                                               $        .96    $       1.45    $       1.33
                                                            ============    ============    ============
Average common shares outstanding                             27,806,260      46,649,541      47,304,180
Net income per common share - assuming dilution:
   Income before extraordinary item                         $       1.83    $       1.45    $       1.33
   Extraordinary loss                                               (.88)
                                                            ------------    ------------    ------------
   Net income                                               $        .95    $       1.45    $       1.33
                                                            ============    ============    ============
Average common shares outstanding assuming dilution           28,002,977      46,720,900      47,412,015

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
(dollars in thousands, except  per share data)

                                                                                            December 31,
--------------------------------------------------------------------------------------------------------
                                                                                       1997         1996
--------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and short-term cash investments                                           $   4,713    $   3,984
   Accounts receivable, less allowance for
     doubtful accounts of $1,633 and $1,868                                          70,037       64,904
   Inventories:
     Raw materials and supplies                                                      21,115       21,648
     Work in process                                                                 96,833       92,771
     Finished goods                                                                  49,062       38,864
                                                                                  ---------    ---------
                                                                                    167,010      153,283
   Prepaid expenses and other assets                                                 13,020       11,611
                                                                                  ---------    ---------
     Total current assets                                                           254,780      233,782
                                                                                  ---------    ---------
Land and depreciable assets:
   Land                                                                              10,702       11,090
   Buildings                                                                         64,149       65,379
   Machinery and equipment                                                          206,525      188,716
                                                                                  ---------    ---------
                                                                                    281,376      265,185
   Less accumulated depreciation                                                   (169,784)    (163,110)
                                                                                  ---------    ---------
                                                                                    111,592      102,075
Deferred debt issuance costs                                                         19,377        3,717
Excess of cost over fair value of net assets acquired                               339,223      346,583
Other assets                                                                         12,182       24,505
                                                                                  ---------    ---------
                                                                                  $ 737,154    $ 710,662
                                                                                  =========    =========
Liabilities & Shareholders' Equity (Deficit)
Current Liabilities:
   Accounts payable                                                               $  64,255    $  49,484
   Accrued interest                                                                  11,442        2,481
   Accrued salaries, wages and employee benefits                                     14,229       12,671
   Other accrued expenses                                                            27,116       24,523
   Current portion of long-term debt                                                    212        7,759
                                                                                  ---------    ---------
     Total current liabilities                                                      117,254       96,918
                                                                                  ---------    ---------
Long-term debt                                                                      937,277      219,484
Deferred taxes and other liabilities                                                 25,748       33,712
Commitments and contingent liabilities (Notes 3, 7 and 10)
Shareholders' Equity (Deficit):
   Class A Common Stock, $.001 par value; 40,000,000 and 96,250,000 shares authorized; 17,532,804 and 44,720,287 shares outstanding at
     December 31, 1997 and 1996, respectively                                            20           47
   Additional paid-in capital (deficit)                                            (511,584)     265,425
   Accumulated earnings                                                             178,351      151,634
   Cumulative valuation adjustments (Note 6)                                         (9,912)      (3,887)
   Treasury stock, at cost, 2,625,100 shares at December 31, 1996                                (52,671)
                                                                                  ---------    ---------
     Total shareholders' equity (deficit)                                          (343,125)     360,548
                                                                                  ---------    ---------
                                                                                  $ 737,154    $ 710,662
                                                                                  =========    =========

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity (Deficit)

(dollars in thousands, except  per share data)

                                                              Additional                   Cumulative                        Total
                                                                 Paid-In                    Valuation       Treasury  Shareholders'
                                                    Common       Capital    Accumulated   Adjustments          Stock        Equity
                                                     Stock     (Deficit)       Earnings      (Note 6)        at Cost     (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994                         $     47   $   264,821    $    21,198   $    (7,426)                 $   278,640
   Net income                                                                    62,858                                     62,858
   Translation adjustments                                                                      2,246                        2,246
   Amortization of deferred compensation                             384                                                       384
   Stock options exercised and vesting of
     restricted stock, net of tax                                    (12)                                                      (12)
   Decline in market value of marketable
     securities available for sale, net of tax                                                 (1,194)                      (1,194)
   Minimum pension liability adjustment,
     net of tax                                                                                 1,163                        1,163
                                                  --------   -----------    -----------   -----------    -----------   -----------
Balance December 31, 1995                               47       265,193         84,056        (5,211)                     344,085
   Net income                                                                    67,578                                     67,578
   Translation adjustments                                                                        647                          647
   Purchase of Treasury Stock                                                                            $   (52,671)      (52,671)
   Amortization of deferred compensation                              65                                                        65
   Stock options exercised                                           167                                                       167
   Decline in market value of marketable
     securities available for sale, net of tax                                                 (1,085)                      (1,085)
   Minimum pension liability adjustment,
     net of tax                                                                                 1,762                        1,762
                                                  --------   -----------    -----------   -----------    -----------   -----------
Balance December 31, 1996                               47       265,425        151,634        (3,887)       (52,671)      360,548
Net income                                                                       26,717                                     26,717
   Translation adjustments                                                                     (8,147)                      (8,147)
   Stock subscription proceeds                                       532                                                       532
   Sale of 13,116,955 shares of Common
      Stock (Note 2)                                    13       341,028                                                   341,041
   Purchase of 40,325,240 shares of
       Common Stock (Note 2)                           (40)   (1,048,450)                                               (1,048,490)
   Fees and other expenses related to
      the Merger and Recapitalization (Note 2)                   (17,644)                                                  (17,644)
   Retirement of Treasury Stock                                  (52,671)                                     52,671
   Amortization of deferred compensation                             186                                                       186
   Stock options exercised                                            10                                                        10
   Decline in market value of marketable
      securities available for sale, net of tax                                                (1,140)                      (1,140)
   Sale of marketable securities                                                               (2,547)                      (2,547)
   Minimum pension liability adjustment,
      net of tax                                                                                5,809                        5,809
                                                  --------   -----------    -----------   -----------    -----------   -----------
Balance December 31, 1997                         $     20   $  (511,584)   $   178,351   $    (9,912)   $        --   $  (343,125)
                                                  ========   ===========    ===========   ===========    ===========   ===========


See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flow
(dollars in thousands, except per share data)

                                                                                      Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                                          1997           1996           1995
-------------------------------------------------------------------------------------------------------------
Net income                                                          $    26,717    $    67,578    $    62,858
Adjustments for cash from operations:
   Depreciation and amortization                                         31,744         28,808         27,795
   Amortization of deferred debt issuance costs                           2,638            691            652
   Net extraordinary charge for write off of
     deferred debt issuance costs                                        24,547
   Non-recurring expenses relating to the Merger and
     Recapitalization                                                     2,500
   Gain on sale of marketable securities                                 (3,917)
   Net change in:
     Accounts receivable                                                (18,261)         7,315         (6,954)
     Inventory                                                          (17,700)       (10,801)        (1,790)
     Prepaid expenses and other assets                                   (2,479)           604             90
     Accounts payable                                                    15,653         (3,411)         4,121
     Accrued liabilities                                                 18,938        (13,644)           933
     Accrued interest                                                     8,944           (188)          (102)
     Accrued pension and post employment benefits                        (4,717)        (7,590)        (2,483)
     Deferred taxes and other liabilities                                 2,607           (970)        (5,443)
     Other                                                                 (952)          (185)          (450)
                                                                    -----------    -----------    -----------
Cash flow provided by operations                                         86,262         68,207         79,227
                                                                    -----------    -----------    -----------
Cash flow from investing activities:
   Additions to property, plant and equipment                           (24,059)       (20,374)       (20,381)
   Net investment in acquisitions and joint ventures                     (4,000)       (29,461)
   Proceeds from  the sale of marketable securities                       7,351
Other                                                                                                  (1,030)
                                                                    -----------    -----------    -----------
Cash flow used by investing activities                                  (20,708)       (49,835)       (21,411)
                                                                    -----------    -----------    -----------
Cash flow from financing activities:
   Decrease in long-term debt                                                                         (45,368)
   Net change in borrowings under revolving credit facilities           (20,461)        26,255         (5,002)
   Repurchase of senior notes and subordinated debt                    (212,479)
   Payment of fees and other expenses related to
     Merger and Recapitalization                                        (59,436)
   Borrowings under New Credit Facility                                 750,000
   Net change in receivables sold                                        10,000
   Decrease in borrowings under New Credit Facility                     (65,000)
   Proceeds from the issuance of senior  subordinated notes             240,000
   Purchase of Amphenol Common Stock                                 (1,048,490)
   Sale of common stock  related to Merger                              341,041
   Treasury stock repurchases                                                          (52,671)
                                                                    -----------    -----------    -----------
Cash flow used by financing activities                                  (64,825)       (26,416)       (50,370)
                                                                    -----------    -----------    -----------
Net change in cash and short-term cash investments                          729         (8,044)         7,446
Cash and short-term cash investments balance, beginning of period         3,984         12,028          4,582
                                                                    -----------    -----------    -----------
Cash and short-term cash investments balance, end of period         $     4,713    $     3,984    $    12,028
                                                                    ===========    ===========    ===========
Cash paid during the year for:
   Interest                                                         $    53,237    $    24,180    $    25,109
   Income taxes paid, net of refunds                                     20,623         54,765         37,606

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1 - Summary of Significant Accounting Policies

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

      Principles of Consolidation and Investments

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Other assets at December 31, 1996, includes an investment in equity securities deemed available-for-sale and is recorded at its market value at that date of $8,187, and the cumulative appreciation in market value over the cost basis of the investment, net of deferred tax, of $3,687 is recorded as a component of shareholders' equity (deficit). Such investment was sold in 1997 and the gain is reported in Other Expenses, net (Note 9).

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

      Excess of Cost over Fair Value of Net Assets Acquired

      The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on the straight-line basis over a period of 40 years. Accumulated amortization was $96,973 and $85,657 at December 31, 1997 and 1996, respectively. Management continually reassesses the appropriateness of both the carrying value and remaining life of goodwill. Such reassessments are based on forecasting cash flows, on an undiscounted basis, and other factors. In the event an impairment is indicated, the amount of the impairment would be based on estimated discounted cash flows.

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

      Research and Development

      Research, development and engineering expenditures for the creation and application of new and improved products and processes were $15,313, $14,550 and $15,740, excluding customer sponsored programs representing expenditures of $214, $927 and $1,272, for the years 1997, 1996 and 1995, respectively.

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

      Net Income per Share

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" during 1997. Net income per share is based on the net income for the period divided by the weighted average common shares outstanding. Net income per share assuming dilution assumes the exercise of outstanding, dilutive stock options using the treasury stock method. The comparative earnings per share data for the prior years presented have been restated.

      Derivative Financial Instruments

      Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized as interest income or expense in the periods in which they accrue.

Note 2 - Merger and Recapitalization

      On May 19, 1997, the Company merged with NXS Acquisition Corp., a wholly owned subsidiary of KKR 1996 Fund L.P., KKR Partners II, L.P., and NXS Associates, L.P., limited partnerships formed at the direction of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). The Merger had the effect of affiliates of KKR investing $341,041 in exchange for 13,116,955 shares, or 75% of the Company's common stock. Such equity proceeds , along with $240,000 of proceeds from the sale of 9 7/8% Senior Subordinated Notes due 2007 and borrowings of $750,000 under a $900,000 bank loan agreement ("Bank Agreement") were used to repurchase 40,325,240 shares of the Company's common stock for $1,048,490, purchase all of the Company's outstanding 10.45% Senior Notes and substantially all of the Company's 12 3/4% Subordinated Debentures for $211,153 and pay fees and expenses of $59,436, including $18,000 paid to KKR and $39,292 relating to the issuance of new debt.

      The Merger and related transactions have been recorded as a Recapitalization ("Merger and Recapitalization"). Expenses of $17,644 related to the repurchase of the Company's common stock have been reflected as a reduction of additional paid-in capital; other expenses of approximately $2,500, primarily relating to the buyout of certain stock options, are reflected in the accompanying Consolidated Statement of Income. In conjunction with the Merger and Recapitalization, the Company recorded the costs associated with early extinguishment of debt of $12,845, net of tax, as an extraordinary item in the accompanying Consolidated Statement of Income. Such costs included the premium associated with redemption of the Company's 10.45% Senior Notes and 12 3/4% Subordinated Debentures and the write off of unamortized deferred debt issuance costs. Supplemental earnings per share assuming the Merger and Recapitalization was completed at the beginning of 1997 and excluding the impact of related non-recurring expenses is $1.98.

Note 3 - Long-Term Debt

      Long-term debt consists of the following:

                                                                                 December 31,
---------------------------------------------------------------------------------------------
                                   Interest Rate at
                                  December 31, 1997            Maturity       1997       1996
---------------------------------------------------------------------------------------------
Bank Agreement:
  Term loan                                     8.0%          1999-2006   $685,365      $
  Revolving credit facility                                        2004         --
Senior subordinated notes                     9.875%               2007    240,000
Senior notes                                                                          100,000
Senior subordinated debentures                                                         95,000
Revolving credit facility - old                                                        24,000
Notes payable to foreign banks           1.0%-21.0%           1998-2004     12,124      8,243
                                                                          --------   --------
                                                                           937,489    227,243
Less current portion                                                           212      7,759
                                                                          --------   --------
Total long-term debt                                                      $937,277   $219,484
                                                                          ========   ========

     In conjunction with the Merger and Recapitalization, the Company entered into a $900,000 Bank Agreement with a syndicate of financial institutions, comprised of a $150,000 revolving credit facility that expires in the year 2004 and a $750,000 term loan facility - $350,000 (Tranche A) maturing over a seven-year period ending 2004, $200,000 (Tranche B) maturing in 2005 and $200,000 (Tranche C) maturing in 2006. $56,000 of the term loan was borrowed by the Company's U.K. subsidiary and is denominated in pounds sterling. In October 1997, the Company negotiated a significant amendment and restatement to the term loan under the Bank Agreement. The amendment extinguished the Tranche B and C indebtedness with borrowings under a new $375,000 Term Loan Tranche B with required amortization in 2005 and 2006. In conjunction with the amendment and restatement, the Company incurred an extraordinary loss, net of tax, of $11,702 for the write off of unamortized deferred debt issuance costs. At December 31, 1997, the Company had prepaid $65,000 of the original term loan. Availability under the revolving credit facility at December 31, 1997 was $148,052, after reduction of $1,948 for outstanding letters of credit.

      At December 31, 1997, interest under the Bank Agreement generally accrues at 0.5% to 1.0% over prime or 1.75% to 2.25% over LIBOR at the Company's option. The Company also pays certain annual agency and commitment fees. At December 31, 1997 the Company had interest rate protection in the form of swap agreements that together effectively fixed the Company's LIBOR interest rate on $450,000 of floating rate bank debt at 5.76%. Such agreements are in effect to the extent that LIBOR remains below 7% for $300,000 of debt and remains below 8% for an additional $150,000 of debt. These agreements expire in July 2002.

      The Bank Agreement requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, (i) incurring debt, (ii) creating or incurring liens, (iii) making other investments, (iv) acquiring or disposing of assets (v) capital expenditures, and (vi) restricted payments, including dividends on the Company's common stock.

      The 9 7/8% Senior Subordinated Notes due 2007 are general unsecured obligations of the Company. The notes are subject to redemption at the option of the Company, in whole or in part, beginning in 2002 at 104.938% and declining to 100% by 2005. In addition, at any time prior to 2000, the Company may, at its option, redeem up to $96,000 of the notes at a redemption price of 109.875% with the net cash proceeds of one or more equity offerings.

      In conjunction with the Merger and Recapitalization, an existing unsecured revolving credit agreement with a group of banks was terminated, and the existing Senior Notes and the Senior Subordinated Debentures were redeemed.

      The maturity of the Company's long-term debt over each of the next five years ending December 31, is as follows: 1998-$212; 1999-$4,748; 2000-$19,044;
2001-$48,027; 2002-$60,530.

Note 4 - Income Taxes

      The components of income before income taxes and extraordinary item and the provision for income taxes are as follows:

                                                         Year Ended December 31,
--------------------------------------------------------------------------------
                                                     1997       1996       1995
--------------------------------------------------------------------------------
Income before taxes and extraordinary item:
     United States                                $ 45,354   $ 67,889   $ 69,694
     Foreign                                        41,820     41,776     34,933
                                                  --------   --------   --------
                                                  $ 87,174   $109,665   $104,627
                                                  ========   ========   ========
Current provision:
     United States                                $ 21,857   $ 24,174   $ 18,045
     Foreign                                        12,611     15,993     16,144
                                                  --------   --------   --------
                                                    34,468     40,167     34,189
                                                  --------   --------   --------
Deferred provision:
     United States                                   1,407      1,884      7,122
     Foreign                                            35         36        458
                                                  --------   --------   --------
                                                     1,442      1,920      7,580
                                                  --------   --------   --------
Total provision for income taxes                  $ 35,910   $ 42,087   $ 41,769
                                                  ========   ========   ========

      At December 31, 1997, the Company had $21,881 of foreign tax loss carryforwards, of which $2,074 expire at various dates through 2002 and the balance can be carried forward indefinitely, and $348 of tax credit carryforwards that expire in 1999. Accrued income tax liabilities of $8,251 and $11,352 at December 31, 1997 and 1996, respectively, are included in other accrued expenses in the Consolidated Balance Sheet.

      Differences between the U.S. statutory federal tax rate and the Company's effective income tax rate are analyzed below:

                                                                                        Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                                                     1997       1996       1995
---------------------------------------------------------------------------------------------------------------
U.S. statutory federal tax rate                                                      35.0%      35.0%      35.0%
State and local taxes                                                                 1.4        1.5        1.2
Non-deductible purchase accounting differences                                        4.5        3.7        3.6
Foreign tax provisions (benefit) at rates different from the U.S. statutory rate     (2.2)        .5        4.8
Tax cost (benefit) of foreign dividend income, net of related tax credits             3.1       (2.6)      (2.8)
Valuation allowance                                                                    .1       (4.1)      (1.8)
Other                                                                                 (.7)       4.4        (.1)
                                                                                     ----       ----       ----
Effective tax rate                                                                   41.2%      38.4%      39.9%
                                                                                     ====       ====       ====

The Company's deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

                                                                    December 31,
                                                           ---------------------
                                                              1997          1996
                                                           -------       -------
    Deferred tax assets:
         Accrued liabilities and reserves                  $ 5,583       $ 6,359
         Operating loss carryforwards                        7,214         4,447
         Foreign tax credit carryforwards                      348           380
         Employee benefits                                   1,933         6,459
                                                           -------       -------
                                                           $15,078       $17,645
                                                           =======       =======
    Deferred tax liabilities:
         Depreciation                                      $ 8,031       $ 9,351
         Marketable securities                                             1,985
         Prepaid pension costs                               6,984         4,930
                                                           -------       -------
                                                           $15,015       $16,266
                                                           =======       =======

      A valuation allowance of $9,731 and $8,184 at December 31, 1997 and 1996, respectively, has been recorded which relates primarily to foreign net operating loss carryforwards, foreign tax credits and certain deferred tax deductions for which a tax benefit is less likely than not to be received. The net change in the valuation allowance for deferred tax assets resulted in an increase of tax expense of $1,547 in 1997 and a reduction of income tax expense of $4,444 in 1996. The net change in the valuation allowance during 1997 and 1996 related primarily to the foreign net operating loss carryforwards. Changes to certain deferred tax deductions resulted in a decrease to the valuation allowance for 1996. Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the Consolidated Balance Sheet.

      United States income taxes have not been provided on undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any United States tax on repatriated earnings would be substantially offset by U.S. foreign tax credits. The Company is subject to periodic audits of its various tax returns by government agencies; management does not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on the Company's financial position or results of operations.

Note 5 - Benefit Plans and Other Postretirement Benefits

      The Company and its domestic subsidiaries had a number of defined benefit plans covering substantially all U.S. employees. Effective December 31, 1997, the individual U.S. plans were merged into one plan . The information presented below for U.S. plans for 1997 is on the basis of the merged plans. Plan benefits are generally based on years of service and compensation. The plans are noncontributory, except for certain salaried employees. Certain foreign subsidiaries have defined benefit plans covering their employees. The following is a summary of the Company's defined benefit plans' funded status as of the most recent actuarial valuations (December 31, 1997 and 1996).

                                                       December 31, 1997          December 31, 1996
----------------------------------------------------------------------------------------------------
                                                Accumulated       Assets   Accumulated        Assets
                                                   Benefits       Exceed      Benefits        Exceed
                                                     Exceed  Accumulated        Exceed   Accumulated
                                                     Assets     Benefits        Assets      Benefits
----------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit obligation                      $  18,315    $ 167,376      $  72,983    $ 102,685
                                                  =========    =========      =========    =========
   Accumulated benefit obligation                 $  18,656    $ 171,452      $  74,319    $ 104,576
                                                  =========    =========      =========    =========
Projected benefit obligation                      $  20,891    $ 178,982      $  76,959    $ 112,777
Plan assets at fair value                                        204,679         42,637      136,202
                                                  =========    =========      =========    =========
Plan assets over (under) projected
     benefit obligation                             (20,891)      25,697        (34,322)      23,425
Unrecognized net loss (gain)                            252       (4,046)        11,625       (2,994)
Unrecognized prior service cost                                    6,609          4,116        1,351
Unrecognized transition (asset) liability               177       (2,867)           241       (3,350)
                                                  ---------    ---------      ---------    ---------
Pension asset (liability) included in the
   Consolidated Balance Sheet                     $ (20,462)   $  25,393      $ (18,340)   $  18,432
                                                  =========    =========      =========    =========

                                                                  Year Ended December 31,
-----------------------------------------------------------------------------------------
                                                             1997        1996        1995
-----------------------------------------------------------------------------------------
Net pension expense includes the following components:
   Service cost benefits earned                          $  3,810    $  3,551    $  3,221
   Interest cost on projected benefit obligation           13,761      13,707      13,313
   Actual return on plan assets                           (35,321)    (16,193)    (33,906)
   Net amortization and deferral of actuarial losses       19,417       1,321      20,045
                                                         --------    --------    --------
Net pension expense                                      $  1,667    $  2,386    $  2,673
                                                         ========    ========    ========

      The weighted-average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.25% (7.5% in 1996 and 1995) and 3.25% (3.50% in 1996
and 1995), respectively. The expected long-term rate of return on assets was 10.5%. Plan assets consist primarily of U.S. equity and debt securities. The largest non-U.S. plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $18,656 and $20,485 at December 31, 1997 and 1996 respectively. Such obligation is included in the Consolidated Balance Sheet and the tables above. Pension plans of certain of the Company's other international subsidiaries generally do not determine the actuarial value of accumulated benefits and the value of net assets on the basis shown above. The plans, in accordance with local practices, are generally unfunded. The vested benefit obligations of these plans are not significant.

      In accordance with the provisions of SFAS No. 87, the Company recorded a minimum pension liability at December 31, 1996 of $13,572 for circumstances in which the pension plan's accumulated benefit obligation exceeded the fair value of the plan's assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost, with the balance recorded as a reduction in shareholders' equity, net of related deferred tax benefits. At December 31, 1997, the fair value of plan assets exceeded the accumulated benefit obligations. The Company maintains self insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. Beginning in late 1996, the Company implemented changes in its postretirement medical benefit plans such that the Company's share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The cost of postretirement health care and life insurance benefit programs charged to expense was approximately $1,823, $2,734, and $2,088 for the years 1997, 1996 and 1995, respectively. The Company expects to fund the benefit costs principally on a pay-as-you-go basis. Since the Company has modified its postretirement medical plans to hold constant its obligation and since the accumulated postretirement benefit obligation ("APBO") and the net postretirement benefit expense are not material in relation to the Company's financial condition or results of operations, management believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rates used in determining the APBO at December 31, 1997 and 1996 were 7.25% and 7.5%, respectively.

Summary information on the Company's postretirement medical plans as of December 31, 1997 and 1996 is as follows:

                                                                           December 31,
                                                                   --------------------
                                                                       1997        1996
                                                                   --------    --------
Accumulated postretirement benefit obligation:
    Retirees                                                       $ 10,192    $ 10,710
    Fully eligible, active plan participants                          1,500       1,236
    Other active participants                                         1,335       1,156
                                                                   --------    --------
    Postretirement benefit obligation                                13,027      13,102
    Unrecognized loss                                                (8,507)     (6,815)
    Unrecognized transition obligation                                 (931)       (933)
                                                                   --------    --------
    Postretirement benefit liability
      included in the balance sheet                                $  3,589    $  5,354
                                                                   ========    ========

Components of net postretirement benefit expense are as follows:

    Service cost                                                   $     65    $     36
    Interest cost                                                       963       1,545
    Amortization of transition obligation                                62         424
    Net amortization and deferral of actuarial losses                   733         729
                                                                   --------    --------
    Net postretirement benefit expense                             $  1,823    $  2,734
                                                                   ========    ========

Note 6 - Shareholders' Equity (Deficit)

      The Company had a stock option plan which authorized the granting of stock options by the Board of Directors for up to a maximum of 1,000,000 shares of Class A Common Stock (the "Old Plan"). In conjunction with the Merger and Recapitalization, all outstanding options under the Old Plan were cancelled and the holders of options with an exercise price less than $26.00 per share were paid the difference between $26.00 and the exercise price. Such amount for all of the then outstanding options was approximately $2.2 million. In May 1997, the Company adopted the 1997 Option Plan (the "New Plan") which authorizes the granting of stock options by a committee of the Board of Directors for up to a maximum of 1,200,000 shares of Common Stock. Options granted under the New Plan vest ratably over a period of five years from the date of grant and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the New Plan are generally subject to a Management Stockholders' Agreement which, among other things, places restrictions on the sale or transfer of such shares. At December 31, 1997, no options granted under the New Plan were vested.

      Stock option plan activity for 1995, 1996, and 1997 was as follows:

------------------------------------------------------------------------------------------------
                                                Old Plan        New Plan           Average Price
------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1994        271,381                               $12.36
Options granted                                 155,500                                26.32
Options exercised                               (54,705)                               11.40
Options cancelled                               (58,332)                               18.56
                                               --------
Options outstanding at December 31, 1995        313,844                                18.48
Options granted                                 173,600                                23.82
Options exercised                               (15,005)                               11.11
Options cancelled                               (49,001)                               21.53
                                               --------
Options outstanding at December 31, 1996        423,438                                20.58
Options granted                                                 1,190,176              26.12
Options exercised                               (14,001)                               13.15
Options cancelled                              (409,437)          (11,750)             20.47
                                               --------         ---------
Options outstanding at December 31, 1997            --          1,178,426             $26.12
                                               ========         =========

      The following table summarizes information about stock options outstanding at December 31, 1997:

                                      Options Outstanding                          Options Exercisable
                           -------------------------------------------          ------------------------
                                              Average                                            Average
Exercise Price             Shares              Price              Term          Shares            Price
--------------             ------              -----              ----          ------            -----
$25.00 - $30.00          1,168,426             $26.00             9.38            --                --
 35.00 -  40.00             10,000              39.93             9.63            --                --

      The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the stock option plans been determined based on the fair value of the option at date of grant consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income before extraordinary item and net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1997            1996         1995
                                             ----            ----         ----
Income before
extraordinary item           As reported    $51,264         $67,578      $62,858
                             Pro forma       49,704          66,884       62,366

Income per share
before extraordinary item    As reported      $1.84           $1.45        $1.33
                             Pro forma         1.79            1.43         1.32

Income per share
before extraordinary item
  - assuming dilution        As reported      $1.83           $1.45        $1.33
                             Pro forma         1.78            1.43         1.32

Net income                   As reported    $26,717         $67,578      $62,858
                             Pro forma       25,157          66,884       62,366

Net income per share         As reported      $ .96           $1.45        $1.33
                             Pro forma          .90            1.43         1.32

Net income per share
  - assuming dilution        As reported      $ .95           $1.45        $1.33
                             Pro forma          .90            1.43         1.32

      The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      1997             1996            1995
                                      ----             ----            ----
Risk free interest rate                5.4%             6.1%             6.6%
Expected life                       4 years          4 years          4 years
Expected volatility                   30.0%            30.0%            30.0%
Expected dividend yield                 --               --               --

      The weighted-average fair values of options granted during 1997, 1996 and 1995 were $8.36, $7.98 and $9.14, respectively.

     Activity in the Company's Shareholders' Equity (Deficit) cumulative valuation adjustment accounts for 1995, 1996 and 1997 is as follows:

                                                                                 Cumulative
                                                               Cumulative           Minimum            Total
                                           Cumulative        Appreciation           Pension       Cumulative
                                          Translation       in Marketable         Liability        Valuation
                                           Adjustment          Securities        Adjustment       Adjustment
                                           ----------          ----------        ----------       ----------
Balance December 31, 1994                    $ (4,658)          $  5,966           $(8,734)        $ (7,426)
   Translation adjustments                      2,246                                                 2,246
   Change in appreciation in market
     value of marketable securities
     available-for-sale                                           (1,194)                            (1,194)
   Change in minimum pension
     liability adjustment                                                            1,163            1,163
                                             --------            -------           -------          -------
Balance December 31, 1995                      (2,412)             4,772            (7,571)          (5,211)
   Translation adjustments                        647                                                   647
   Change in appreciation in market
     value of marketable securities
     available-for-sale                                           (1,085)                            (1,085)
   Change in minimum pension
     liability adjustment                                                            1,762            1,762
                                             --------            -------           -------          -------
Balance December 31, 1996                      (1,765)             3,687            (5,809)          (3,887)
   Translation adjustments                     (8,147)                                               (8,147)
   Change in appreciation in market
     value of marketable securities
     available-for-sale                                           (1,140)                            (1,140)
   Sale of available-for-sale
     securities                                                   (2,547)                            (2,547)
   Change in minimum pension
     liability adjustment                                                            5,809            5,809
                                             --------            -------           -------          -------
Balance December 31, 1997                    $ (9,912)           $   -             $   -            $(9,912)
                                             ========            =======           =======          =======

Note 7 - Leases

      At December 31, 1997, the Company was committed under operating leases which expire at various dates through 2008. Total rent expense under operating leases for the years 1997, 1996, and 1995 was $11,495, $12,216 and $11,594 respectively.

      Minimum lease payments under non-cancelable operating leases are as follows:

                 1998                                  $ 8,412
                 1999                                    6,023
                 2000                                    4,340
                 2001                                    2,562
                 2002                                    1,921
                 Beyond 2002                             3,182
                                                       -------
                 Total minimum obligation              $26,440
                                                       =======

Note 8 - International Operations

      A portion of the Company's revenues and assets relate to international operations. The Company has manufacturing and assembly operations in Canada, Mexico, the United Kingdom, France, Germany, the Czech Republic, Estonia, Taiwan, India, Japan and the Peoples Republic of China and sales offices in a number of other countries. Amounts included in the accompanying consolidated financial statements associated with operations outside the United States consist of the following:

                                                        Year Ended December 31,
--------------------------------------------------------------------------------
                                         1997             1996             1995
--------------------------------------------------------------------------------
Net sales:
   United States operations         $ 581,278        $ 503,385         $534,322
   International operations:
     Europe                           230,923          233,670          217,143
     Other                            133,355           92,689           78,442
   Eliminations                       (61,208)         (53,523)         (46,674)
                                    ---------        ---------         --------
Net sales                           $ 884,348        $ 776,221         $783,233
                                    =========        =========         ========
Income before extraordinary item:
   United States operations         $  22,358        $  42,614         $ 46,493
   International operations:
     Europe                            19,387           21,954           16,266
Other                                   9,519            3,010               99
                                    ---------        ---------         --------
Income before extraordinary item    $  51,264        $  67,578         $ 62,858
                                    =========        =========         ========
Identifiable assets:
   United States operations         $ 478,685        $ 473,889         $458,313
   International operations:
     Europe                           174,190          172,640          170,319
     Other                             99,063           75,560           73,406
   Eliminations                       (14,784)         (11,427)         (12,114)
                                    ---------        ---------         --------
Total assets                        $ 737,154        $ 710,662         $689,924
                                    =========        =========         ========

Note: Corporate income (loss) and assets are included in United States operations.

      The Company had export sales from its United States operations of approximately $88,000, $80,000 and $118,000 in 1997, 1996 and 1995,
respectively. The sales were made principally to the Far East, Europe and Latin America.

      Pursuant to SFAS No. 52, "Foreign Currency Translation," the financial position and results of operations of all of the Company's significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated is included as a separate component of shareholders' equity. Transaction gains and losses are included in other expenses, net in the accompanying Consolidated Statement of Income.

      The Company periodically enters into foreign exchange contracts to hedge its transaction exposures. At December 31, 1997, the Company had no outstanding foreign exchange contracts.

Note 9 - Other Expenses, net

     Other income (expense) is comprised as follows:

                                                         Year Ended December 31,
--------------------------------------------------------------------------------
                                                  1997        1996         1995
                                              --------    --------     --------
Interest income                                $   234     $   784      $   134
Foreign currency transaction gains               1,283         339          205
Program fees on sale of accounts receivable     (3,671)     (3,504)      (3,902)
Minority interests                              (1,042)       (251)        (407)
Gain on sale of marketable securities            3,917
Agency and commitment fees                        (678)       (257)        (246)
Other                                           (1,104)       (807)        (299)
                                               -------     -------      -------
                                               $(1,061)    $(3,696)     $(4,515)
                                               =======     =======      =======

Note 10 - Commitments and Contingencies

      In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

      Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13,000 of costs are borne by Amphenol and had been incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13,000 and 100% of the excess over $30,000. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

      A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. During 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Adoption had no effect on the Company's financial statements. At December 31, 1997 and December 31, 1996, approximately $60,000 and $50,000, respectively, in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

Note 11 - Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

      At December 31, 1996 based on market quotes for the same or similar securities, it is estimated that the Company's 12.75% Subordinated Debentures due 2002 and 10.45% Senior Notes due 2001 were trading at premiums of approximately 15% over book value. At December 31, 1997, based on market quotes for the same or similar securities it is estimated that the Company's 9 7/8% Subordinated Debentures were trading at a premium of 5% over book value. The book value of the Company's other long-term debt approximates fair value.

      The Company periodically uses derivative financial instruments. The instruments are primarily used to manage defined interest rate risk, and to a lesser extent foreign exchange and commodity risks arising out of the Company's core activities. During 1995, the Company used forward contracts to hedge certain foreign currency exposures. There were no derivative financial instruments outstanding at December 31, 1996. In 1997, the Company entered into interest rate swaps to limit exposure to interest rate fluctuations on the Company's floating rate bank debt. At December 31, 1997, the Company had $450,000 of interest rate swaps outstanding as described in Note 3. While it is not the Company's intention to terminate the interest rate protection agreements, the fair values were estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated at December 31, 1997. These fair values indicated that termination of the agreements at December 31, 1997 would have resulted in a pretax loss of $3,085. Due to the volatility of interest rates, these estimated results may or may not be realized.

      The Company does not utilize financial instruments for trading or other speculative purposes. It is estimated that the carrying value of the Company's other financial instruments at December 31, 1997 and 1996 approximates fair value.

Note 12 - Selected Quarterly Financial Data (Unaudited)

                                                                                                       Three Months Ended
-------------------------------------------------------------------------------------------------------------------------
                                                             March 31           June 30     September 30      December 31
-------------------------------------------------------------------------------------------------------------------------
1997

Net sales                                                    $211,773         $226,996          $223,494         $222,085
Gross profit, including depreciation                           69,583           75,682            74,002           74,069
Income before extraordinary items                              17,497           15,774             8,559            9,434
Income per share before extraordinary item                        .39              .50               .49              .54
Income per share before extraordinary item
  assuming dilution                                               .39              .49               .48              .53
Net income  (loss)                                             17,497            2,929             8,559           (2,268)
Net income (loss) per share                                       .39              .09               .49             (.13)
Net income (loss) per share assuming dilution                     .39              .09               .48             (.13)
Stock price  - High                                                26               38 7/8            43 1/2           56
             - Low                                                 21 3/4           24 1/8            39 1/16          44

1996

Net sales                                                    $194,822         $198,921          $184,876         $197,602
Gross profit, including depreciation                           66,639           67,816            63,523           66,539
Net income                                                     16,940           17,408            16,697           16,533
Net income per share (1)                                          .36              .37               .36              .37
Stock price - High                                                 26               27 5/8            22 7/8           23
            - Low                                                  20 1/8           19 7/8            18 3/4           19
1995

Net sales                                                    $197,975         $207,584          $189,012         $188,662
Gross profit, including depreciation                           63,840           67,267            64,630           64,771
Net income                                                     14,221           16,065            16,090           16,482
Net income per share (1)                                          .30              .34               .34              .35
Stock price - High                                                 27 1/2           30 3/8            29 1/2           24 1/4
            - Low                                                  20               23 3/4            21 1/2           18 3/4

(1) Net income per share assuming dilution is equal to net income per share.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

      A current report on Form 8-K dated June 20, 1997 was filed with the Securities and Exchange Commission on June 20, 1997, reporting information under Items 4 and 7 thereof that Deloitte and Touche LLP had been appointed as the Registrant's certified public accountants replacing Price Waterhouse LLP effective June 13, 1997.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Consolidated Financial Statements                                  Page

Report of Management                                                        19

Independent Auditors' Reports                                               19

Consolidated Statement of Income -

      Years Ended December 31, 1997, December 31, 1996, and
       December 31, 1995                                                    20

Consolidated Balance Sheet -

      December 31, 1997 and December 31, 1996                               21

Consolidated Statement of Changes in Shareholders' Equity (Deficit) -

      Years Ended December 31, 1997, December 31, 1996, and
       December 31, 1995                                                    22

Consolidated Statement of Cash Flow -

      Years Ended December 31, 1997, December 31, 1996, and
       December 31, 1995                                                    23

Notes to Consolidated Financial Statements                                  24


(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 1997

All financial statement schedules are omitted because they are not applicable or required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) Listing of Exhibits

2.1 Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).*

2.2 Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).*

3.1 Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation). (filed as Exhibit 3.1 to the June 30, 1997 10-Q).*

3.2 By-Laws of the Company as of May 19, 1997 - NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*

4.1 Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 19, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).*

10.1 Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as
      Exhibit 10.1 to the June 30, 1997 10-Q).*

10.2 Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*

10.3 Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to the June 30, 1997 10-Q).*


      Management Contracts and Compensatory Plans (Exhibit 10.4 through 10.11).

10.4  1997 Amphenol Incentive Plan (filed as Exhibit 10.13 to the 1996 10-K).*

10.5  1998 Amphenol Incentive Plan.

10.6 Amended and Restated Salaried Employees Pension Plan of Amphenol Corporation (filed as Exhibit 10.12 to the 1994 10-K).*

10.7 Amended and Restated LPL Technologies Inc. Retirement Plan for Salaried Employees (filed as Exhibit 10.13 to the 1994 10-K).*

----------
* Incorporated herein by reference as stated.

10.8 Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*

10.9 LPL Technologies Inc. and Affiliated Companies Employee Savings/401 (k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*

10.10 Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*

10.11 Amphenol Corporation Directors' Deferred Compensation Plan.

10.12 Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.13 Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*

10.14 Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).*

10.15 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*

10.16 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*

10.17 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*

10.18 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as
      Exhibit 10.16 to the June 30, 1997 10-Q).*

10.19 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*

10.20 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*

----------
* Incorporated herein by reference as stated.

10.21 Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*

10.22 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*

10.23 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30,1997 10-Q).*

10.24 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndicated Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).*

11    Statement regarding computation of per share earnings.

12    Statement regarding computation of ratio of earnings to fixed charges.

16 Letter regarding change in Certifying Accountant (filed as Exhibit 16 to the June 20, 1997 Current Report on Form 8-K).*

22    Subsidiaries of the Company.

23    Consent of Price Waterhouse LLP.

27.1  1997 Financial Data Schedule

27.2  1997 Financial Data Schedules - Interim Periods only - Restated.

27.3  1996 Financial Data Schedules - Including Interim Periods only - Restated.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 27th day of March 1998.

                                           AMPHENOL CORPORATION

                                           /s/ Martin H. Loeffler
                                           -----------------------------
                                               Martin H. Loeffler
                                               Chairman, Chief Executive
                                               Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature                   Title                               Date

/s/ Martin H. Loeffler      Chairman, Chief Executive Officer   March 27, 1998
    Martin H. Loeffler      and President
                            (Principal Executive Officer)

/s/ Edward G. Jepsen        Chief Financial Officer             March 27, 1998
    Edward G. Jepsen        (Principal Financial Officer and
                            Principal Accounting Officer)

/s/ Andrew Clarkson         Director                            March 27, 1998
    Andrew Clarkson

/s/ G. Robert Durham        Director                            March 27, 1998
    G. Robert Durham

/s/ Henry R. Kravis         Director                            March 27, 1998
    Henry R. Kravis

/s/ Marc S. Lipschultz      Director                            March 27, 1998
    Marc S. Lipschultz

/s/ Michael W. Michelson    Director                            March 27, 1998
    Michael W. Michelson

/s/ George R. Roberts       Director                            March 27, 1998
    George R. Roberts


41