Form 10-Q
period 1998-03-31
AMPHENOL CORP /DE/
filed 1998-05-15
CIK 820313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

                                       or

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



   Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


   As of April 1, 1998, the total number of shares outstanding of Class A Common Stock was 17,534,380. There are no shares outstanding of Class B Common Stock.

                            AMPHENOL CORPORATION


                          Index to Quarterly Report
                                 on Form 10-Q


                                                                          Page
                                                                          ----

Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheet
              March 31, 1998 and December 31, 1997                          3

              Condensed Consolidated Statement of Income
              Three months ended March 31, 1998 and 1997                    5

              Condensed Consolidated Statement of Changes
                in Shareholders' Deficit
              Three months ended March 31, 1998                             6

              Condensed Consolidated Statement of Changes
                in Shareholders' Equity
              Three months ended March 31, 1997                             7

              Condensed Consolidated Statement of Cash Flow
              Three months ended March 31, 1998 and 1997                    8

              Notes to Condensed Consolidated Financial
              Statements                                                    9

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              12

Part II       Other Information

    Item 1.   Legal Proceedings                                            15

    Item 2.   Changes in Securities                                        15

    Item 3.   Defaults upon Senior Securities                              15

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        15

    Item 5.   Other Information                                            15

    Item 6.   Exhibits and Reports on Form 8-K                             15

Signatures                                                                 19

                         Part I.  Financial Information

Item 1.  Financial Statements



                                AMPHENOL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                               (dollars in thousands)



                                                   March 31,      December 31,
                                                     1998             1997
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S

Current Assets:
  Cash and short-term cash investments.........   $  6,088         $  4,713
  Accounts receivable, less allowance
    for doubtful accounts of $1,823
    and $1,633, respectively...................     78,112           70,037
  Inventories..................................    168,153          167,010
  Prepaid expenses and other assets............     12,667           13,020
                                                  --------         --------

Total current assets...........................    265,020          254,780
                                                  --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $173,162 and $169,784, respectively..........    113,865          111,592
Deferred debt issuance costs...................     18,691           19,377
Excess of cost over fair value of net
  assets acquired..............................    336,410          339,223
Other assets...................................     13,018           12,182
                                                  --------         --------
                                                  $747,004         $737,154
                                                  ========         ========


     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)

                                                   March 31,      December 31,
                                                     1998             1997
                                                  -----------     ------------
                                                  (Unaudited)

       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..............................  $ 62,141         $ 64,255
  Accrued interest..............................    18,362           11,442
  Other accrued expenses........................    43,893           41,345
  Current portion of long-term debt.............       112              212
                                                  --------         --------

Total current liabilities.......................   124,508          117,254
                                                  --------         --------

Long-term debt..................................   931,946          937,277
Deferred taxes and other liabilities............    25,294           25,748

Shareholders' Deficit:
  Common stock..................................        20               20
  Additional paid-in deficit....................  (511,544)        (511,584)
  Accumulated earnings..........................   188,024          178,351
  Cumulative translation adjustment.............   (11,244)          (9,912)
                                                  --------         --------

Total shareholders' deficit.....................  (334,744)        (343,125)
                                                  --------         --------

                                                  $747,004         $737,154
                                                  ========         ========


     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                       Three months ended
                                                            March 31,
                                                      ---------------------
                                                        1998         1997
                                                      --------     --------

Net sales.......................................      $228,541     $211,773
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       149,069      137,522
  Depreciation and amortization expense.........         5,405        4,865
  Selling, general and administrative expense...        32,684       30,467
  Amortization of goodwill......................         2,828        2,830
                                                      --------     --------
Operating income................................        38,555       36,089

Interest expense................................       (20,302)      (6,422)
Other expenses, net.............................        (1,079)      (1,217)
                                                      --------     --------

Income before income taxes......................        17,174       28,450
Provision for income taxes......................         7,501       10,953
                                                      --------     --------

Net income......................................      $  9,673     $ 17,497
                                                      ========     ========

Net income per common share.....................          $.55         $.39
                                                          ====         ====

Average common shares outstanding...............    17,533,799   44,720,024
                                                    ==========   ==========


Net income per common share
  assuming dilution.............................          $.54         $.39
                                                          ----         ----


Average common shares outstanding
  assuming dilution.............................    17,941,716   44,798,682
                                                    ==========   ==========


     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT
                    for the three months ended March 31, 1998
                                   (Unaudited)
                             (dollars in thousands)

                                                                                         Accumulated
                                               Additional                                  Other           Total
                                     Common     Paid-in     Comprehensive  Accumulated  Comprehensive   Shareholders'
                                     Stock      Deficit        Income       Earnings        Loss          Deficit
                                    --------    --------      --------      --------      --------       --------
Beginning balance
  at December 31, 1997...........        $20   ($511,584)                   $178,351       ($9,912)     ($343,125)

Comprehensive income:
  Net income.....................                           [   $9,673  ]      9,673                        9,673
                                                               -------
  Other comprehensive loss, net
     of tax:
  Foreign currency translation
     adjustment..................                               (1,332)                     (1,332)        (1,332)
                                                               -------
Comprehensive income.............                           [   $8,341  ]
                                                               =======
Other adjustments................                     40                                                       40
                                    --------    --------                    --------      --------       --------
Ending balance at March 31, 1998.        $20   ($511,544)                   $188,024      ($11,244)     ($334,744)
                                    ========    ========                    ========      ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                    for the three months ended March 31, 1997
                                   (Unaudited)
                             (dollars in thousands)

                                                                                         Accumulated
                                               Additional                                  Other       Treasury      Total
                                     Common     Paid-in     Comprehensive  Accumulated  Comprehensive   Stock    Shareholders'
                                     Stock      Capital        Income       Earnings        Loss        at Cost     Equity
                                    --------    --------      --------      --------      --------     --------    --------
Beginning balance
  at December 31, 1996...........        $47    $265,425                    $151,634       ($3,887)    ($52,671)   $360,548

Comprehensive income:
  Net income.....................                           [   17,497  ]     17,497                                 17,497
                                                               -------
  Other comprehensive loss, net
    of tax:
  Foreign currency translation
      adjustment.................                               (4,475)                                              (4,475)

    Unrealized loss on securities                               (1,357)                                              (1,357)
                                                               -------
  Other comprehensive loss.......                               (5,832)                     (5,832)
                                                               -------
Comprehensive income.............                           [  $11,665  ]
                                                               =======
Other adjustments................                     21                                                                 21
                                    --------    --------                    --------      --------     --------    --------
Ending balance at March 31, 1997.        $47    $265,446                    $169,131       ($9,719)    ($52,671)   $372,234
                                    ========    ========                    ========      ========     ========    ========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)

                                                        Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                        1998         1997
                                                      --------     --------

Net income.......................................      $ 9,673      $17,497
Adjustments for cash from operations:
  Depreciation and amortization..................        8,233        7,695
  Amortization of deferred debt issuance costs...          686          173
  Net change in non-cash components of
   working capital...............................       (3,793)       2,833
                                                       -------      -------

Cash flow provided by operations.................       14,799       28,198
                                                       -------      -------

Cash flow from investing activities:
  Capital additions, net.........................       (7,569)      (4,555)
                                                       -------      -------
Cash flow used by investing activities...........       (7,569)      (4,555)
                                                       -------      -------

Cash flow from financing activities:
  Net change in borrowings under revolving
      credit facilities..........................         (855)     (20,805)
  Decrease in long-term debt.....................       (5,000)          --
                                                       -------      -------
Cash flow used by financing activities...........       (5,855)     (20,805)
                                                       -------      -------

Net change in cash and short-term
  cash investments...............................        1,375        2,838
Cash and short-term cash investments
  balance, beginning of period...................        4,713        3,984
                                                       -------      -------

Cash and short-term cash investments
  balance, end of period.........................      $ 6,088      $ 6,822
                                                       =======      =======

Cash paid during the period for:
  Interest.......................................      $12,674      $   601
  Income taxes paid, net of refunds..............        3,653          699


     See accompanying notes to condensed consolidated financial statements.

                             AMPHENOL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

Note 1 - Principles of Consolidation and Interim Financial Statements
---------------------------------------------------------------------

      The condensed consolidated balance sheet as of March 31, 1998 and December 31, 1997, and the related condensed consolidated statements of income and of changes in shareholders' equity (deficit) and of cash flow for the three months ended March 31, 1998 and 1997 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report on Form 10-K.

      In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has adopted the statement and the appropriate disclosure is reflected in the accompanying Condensed Consolidated Statement of Changes in Shareholders' Equity (Deficit).


Note 2 - Inventories
--------------------

Inventories consist of:
                                                  March 31,      December 31,
                                                     1998            1997
                                                  ---------      ------------
                                                 (Unaudited)

          Raw materials and supplies.........     $ 21,842         $ 21,115
          Work in process....................       98,659           96,833
          Finished goods.....................       47,652           49,062
                                                  --------         --------
                                                  $168,153         $167,010
                                                  ========         ========

Note 3 - Commitments and Contingencies
--------------------------------------

      In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial condition or results of operations.

      Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13,000 of costs were borne by Amphenol and had been incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13,000 and 100% of the excess over $30,000. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

      A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. During 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Adoption had no effect on the Company's financial statements. At March 31, 1998 and December 31, 1997, approximately $60,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet at that date.

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

   The Merger and related transactions were recorded as a Recapitalization ("Merger and Recapitalization"). Expenses of $17,644 related to the repurchase of the Company's common stock were reflected as a reduction of additional paid-in capital; other expenses of approximately $2,500, primarily relating to the buyout of certain stock options, were reflected in the 1997 Consolidated Statement of Income. Supplemental earnings per share for the three months ended March 31, 1997 assuming the Merger and Recapitalization was completed at the beginning of 1997 was $.32.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in thousands, except per share data)

Results of Operations
---------------------
Three months ended March 31, 1998 compared to three months ended March 31, 1997
-------------------------------------------------------------------------------

      Net sales increased approximately 8% to $228,541 in the first quarter of 1998 compared to sales of $211,773 for the same period in 1997. The increase is attributable to increased sales of interconnect products particularly in the aerospace, industrial and communications markets. Currency translation had the effect of reducing sales in the first quarter 1998 by approximately $5.2 million when compared to exchange rates for the 1997 period.

      The gross profit margin as a percentage of net sales (including depreciation in cost of sales) remained constant at approximately 33% for the three months ended March 31, 1998 compared to the 1997 period.

      Selling, general and administrative expenses as a percentage of net sales remained constant at approximately 14% for the three months ended March 31, 1998 compared to the 1997 period.

      Interest expense for the first quarter of 1998 was $20,302 compared to $6,422 for the first quarter of 1997. The increase is due to increased debt levels resulting from the Merger and Recapitalization which closed on May 19, 1997 (Note 4).

      The provision for income taxes for the three months ended March 31, 1998 was $7,501 compared to $10,953 in 1997. The 1998 estimated effective tax rate of approximately 44% reflects federal, state and foreign taxes.

Liquidity and Capital Resources
-------------------------------

      Cash provided by operating activities was $14,799 in the quarter ended March 31, 1998 compared to $28,198 in the 1997 period. The decrease in cash flow relates primarily to increased interest payments ($12,674 in 1998 and $601 in 1997) on borrowings resulting from the Merger and Recapitalization (Note 4) and to a net increase in non-cash components of working capital.

      Cash from operating activities in 1998 and 1997 was used to fund capital expenditures of $7,569 and $4,555, and to repay indebtedness of $5,855 and $20,805, respectively.

      In conjunction with the Merger and Recapitalization, the Company entered into a $900 million Bank Agreement with a syndicate of financial institutions, comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility - $350 million (Tranche A) maturing over a 7 year period ending 2004, $200 million (Tranche B) maturing in 2005 and $200 million (Tranche C) maturing in 2006. In October 1997, the Company negotiated an amendment to the term loan under the Bank Agreement. The amendment extinguished the Tranche B and C indebtedness with borrowings under a new $375 million Term Loan Tranche B. The new Term Loan Tranche B has required amortization in 2005 and 2006. At March 31, 1998 the Company had prepaid $70 million of the term loan. The credit agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness, and restricted payments, including dividends on the Company's common stock. At March 31, 1998 there were $681 million of borrowings outstanding under the term loan facility and there were no amounts outstanding under the revolving credit facility.

      In July 1997, the Company entered into interest rate protection agreements that effectively fix the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

      The Company's EBITDA as defined in the Bank Agreement was $47.5 million and $44.2 million for the three months ended March 31, 1998 and 1997, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

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

Environmental Matters
---------------------

      Subsequent to the acquisition of Amphenol from Allied in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, the first $13,000 of costs were borne by Amphenol and had been incurred as of December 31, 1996. Allied is obligated to pay 80% of the excess over $13,000 and 100% of the excess over $30,000. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

Future Accounting Changes
-------------------------

      In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information" which requires disclosure of certain information about operating segments and about products and services, the geographic areas in which a company operates and their major customers. Any resulting change in disclosure will be reflected in the year ended December 31, 1998 Consolidated Financial Statements.

      In February 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (FAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits" which revises and standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of the plan assets and eliminates certain disclosures that are considered no longer useful. The disclosure changes resulting from this standard will be reflected in the year ended December 31, 1998 Consolidated Financial Statements.

Safe Harbor Statement
---------------------

      Statements in this report that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 1997 Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Reference is made to the Company's 1997 Annual Report on Form 10-K, (the "10-K").

Item 2. CHANGES IN SECURITIES

      None

Item 3. DEFAULTS UPON SENIOR SECURITIES

      None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None

Item 5. OTHER INFORMATION

      None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits

2.1 Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).**

2.2 Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).**

3.1 Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation)(filed as Exhibit 3.1 to the June 30, 1997 10-Q).**

3.2 By-Laws of the Company as of May 19, 1997 - NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).**

4.1 Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 19, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).**


*  Filed herewith
** Previously filed

10.1 Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as
      Exhibit 10.1 to the June 30, 1997 10-Q).**

10.2 Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).**

10.3 Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to the June 30, 1997 10-Q).**

      Management Contracts and Compensatory Plans (Exhibits 10.4 through 10.11).
      --------------------------------------------------------------------------

10.4  1997 Amphenol Incentive Plan (filed as Exhibit 10.13 to the 1996 10-K).**

10.5 1998 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 1997 10-K).**

10.6 Amended and Restated Salaried Employees Pension Plan of Amphenol Corporation (filed as Exhibit 10.12 to the 1994 10-K).**

10.7 Amended and Restated LPL Technologies Inc. Retirement Plan for Salaried Employees (filed as Exhibit 10.13 to the 1994 10-K).**

10.8 Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).**

10.9 LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).**

10.10 Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).**

10.11 Amphenol Corporation Directors' Deferred Compensation Plan (filed as
      Exhibit 10.11 to the December 31, 1997 10-K).**

10.12 Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).**

*   Filed herewith
**  Previously filed

10.13 Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).**

10.14 Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).**

10.15 Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).**

10.16 Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q.)**

10.17 Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).**

10.18 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as
      Exhibit 10.16 to the June 30, 1997 10-Q).**

10.19 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).**

10.20 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).**

10.21 Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).**

10.22 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).**

10.23 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).**

*   Filed herewith
**  Previously filed

10.24 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).**

10.25 First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent.*

27    Financial Data Schedule.*

     (b) Reports filed on Form 8-K

         There were no reports on Form 8-K filed for or during the first quarter ended March 31, 1998.


*   Filed herewith
**  Previously filed

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AMPHENOL CORPORATION





DATE:   May 14, 1998                              /s/Edward G. Jepsen
      ---------------                            ---------------------------
                                                     Edward G. Jepsen
                                                Executive Vice President and
                                                  Chief Financial Officer