Form 10-Q
period 1998-06-30
AMPHENOL CORP /DE/
filed 1998-08-14
CIK 820313

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998

                                       or

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to



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



   As of July 1, 1998, the total number of shares outstanding of Class A Common Stock was 17,538,738. There are no shares outstanding of Class B Common Stock.

                            AMPHENOL CORPORATION


                          Index to Quarterly Report
                                 on Form 10-Q



                                                                          Page

Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets
              June 30, 1998 and December 31, 1997                           3

              Condensed Consolidated Statements of Income
              Three and six months ended June 30, 1998 and 1997             5

              Condensed Consolidated Statement of Changes
                in Shareholders' Deficit
              Six months ended June 30, 1998                                6

              Condensed Consolidated Statement of Changes
                in Shareholders' Equity (Deficit)
              Six months ended June 30, 1997                                7

              Condensed Consolidated Statements of Cash Flow
              Six months ended June 30, 1998 and 1997                       8

              Notes to Condensed Consolidated Financial
              Statements                                                    9

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              12

Part II       Other Information

    Item 1.   Legal Proceedings                                            15

    Item 2.   Changes in Securities                                        15

    Item 3.   Defaults upon Senior Securities                              15

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        15

    Item 5.   Other Information                                            15

    Item 6.   Exhibits and Reports on Form 8-K                             15

Signatures                                                                 19

                         Part I.  Financial Information

Item 1.  Financial Statements



                                AMPHENOL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)


                                                   June 30,       December 31,
                                                     1998             1997
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S
Current Assets:
  Cash and short-term cash investments..........   $  2,923         $  4,713
  Accounts receivable, less allowance
    for doubtful accounts of $1,376
    and $1,633, respectively....................     86,352           70,037
  Inventories...................................    172,783          167,010
  Prepaid expenses and other assets.............     14,464           13,020
                                                   --------         --------

Total current assets............................    276,522          254,780
                                                   --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $178,529 and $169,784, respectively...........    117,276          111,592
Deferred debt issuance costs....................     18,055           19,377
Excess of cost over fair value of net
  assets acquired...............................    340,008          339,223
Other assets....................................     13,811           12,182
                                                   --------         --------
                                                   $765,672         $737,154
                                                   ========         ========













                      See accompanying notes to condensed
                       consolidated financial statements.

                             AMPHENOL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                   June 30,       December 31,
                                                     1998             1997
                                                  -----------     ------------
                                                  (Unaudited)


       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable..............................   $ 63,476         $ 64,255
  Accrued interest..............................     12,616           11,442
  Other accrued expenses........................     45,102           41,345
  Current portion of long-term debt.............      1,390              212
                                                   --------         --------

Total current liabilities.......................    122,584          117,254
                                                   --------         --------

Long-term debt..................................    943,097          937,277
Deferred taxes and other liabilities............     23,805           25,748

Shareholders' Deficit:
  Common stock..................................         20               20
  Additional paid-in deficit....................   (511,469)        (511,584)
  Accumulated earnings..........................    198,379          178,351
  Cumulative translation adjustment.............    (10,744)          (9,912)
                                                   --------         --------

Total shareholders' deficit.....................   (323,814)        (343,125)
                                                   --------         --------

                                                   $765,672         $737,154
                                                   ========         ========















                       See accompanying notes to condensed
                        consolidated financial statements.

                                     AMPHENOL CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                         (dollars in thousands, except per share data)


                                                       Three months ended       Six months ended
                                                           June 30,                  June 30,
                                                     ----------------------    --------------------
                                                        1998         1997        1998        1997
                                                      --------     --------    --------    --------
Net sales.......................................      $227,942     $226,996    $456,483    $438,769
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       147,824      146,463     296,893     283,985
  Depreciation and amortization expense.........         5,832        5,055      11,237       9,920
  Selling, general and administrative expense...        32,297       31,973      64,981      62,440
  Amortization of goodwill......................         2,830        2,829       5,658       5,659
                                                      --------     --------    --------     --------
Operating income................................        39,159       40,676      77,714      76,765

Interest expense................................       (19,990)     (14,249)    (40,292)    (20,671)
Expenses relating to Merger
  and Recapitalization..........................           -         (2,500)      -          (2,500)
Other income (expense), net.....................          (903)       2,901      (1,982)      1,684
                                                      --------     --------     --------    --------
Income before income taxes
  and extraordinary item........................        18,266       26,828      35,440      55,278
Provision for income taxes......................         7,911       11,054      15,412      22,007
                                                      --------     --------    --------     --------
Income before extraordinary item................        10,355       15,774      20,028      33,271
Extraordinary item:
  Loss on early extinguishment
   of debt, net of income taxes.................           -        (12,845)       -        (12,845)
                                                      --------     --------    --------     --------
Net income......................................      $ 10,355     $  2,929    $ 20,028    $ 20,426
                                                      ========     ========    ========    ========
Income per common share before
  extraordinary charge..........................          $.59         $.50       $1.14       $ .87
Extraordinary charge............................            -          (.41)        -          (.34)
                                                          ----         ----       -----       ------
Net income per common share.....................          $.59         $.09       $1.14       $ .53
                                                          ====         ====       =====       ======
Average common shares outstanding...............    17,537,425   31,866,577  17,535,622   38,257,794
                                                    ==========   ==========  ==========   ==========

Income per common share before extraordinary
  charge - assuming dilution....................          $.58        $ .49       $1.12        $ .87
Extraordinary charge - assuming dilution........            -          (.40)        -           (.34)
                                                          ----         ----       -----        ------
Net income per common share - assuming dilution.          $.58         $.09       $1.12        $ .53
                                                          ====         ====       =====        ======
Average common shares outstanding
  assuming dilution.............................    17,938,514   31,939,714  17,940,106   38,333,692
                                                    ==========   ==========  ==========   ==========

                                 See accompanying notes to condensed
                                  consolidated financial statements.

                                        AMPHENOL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                      IN SHAREHOLDERS' DEFICIT
                                for the six months ended June 30, 1998
                                            (Unaudited)
                                       (dollars in thousands)


                                                                                                   Accumulated
                                                 Additional                                           Other             Total
                                     Common       Paid-in       Comprehensive     Accumulated     Comprehensive      Shareholders'
                                     Stock        Deficit          Income          Earnings           Loss             Deficit
                                    --------     ----------     -------------     -----------     -------------      ------------
Beginning balance
  at December 31, 1997...........     $20         ($511,584)                       $178,351          ($ 9,912)        ($343,125)

Comprehensive income:
  Net income.....................                               [ $20,028  ]         20,028                              20,028
                                                                  -------
  Other comprehensive loss,
      net of tax:
    Foreign currency translation
      adjustment.................                                    (832)                               (832)             (832)
                                                                  -------
Comprehensive income.............                               [ $19,196  ]
                                                                  =======

Other adjustments................                      115                                                                 115
                                    --------     ----------                       -----------     -------------      ------------
Ending balance at June 30, 1998..        $20     ($511,469)                        $198,379          ($10,744)        ($323,814)
                                    ========     ==========                       ===========     =============      ============


                                        See accompanying notes to condensed
                                         consolidated financial statements.

                                       AMPHENOL CORPORATION
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                 IN SHAREHOLDERS' EQUITY (DEFICIT)
                               for the six months ended June 30, 1997
                                            (Unaudited)
                                      (dollars in thousands)


                                                                                          Accumulated                     Total
                                               Additional                                    Other        Treasury    Shareholders'
                                   Common       Paid-in     Comprehensive   Accumulated   Comprehensive     Stock         Equity
                                   Stock        Deficit        Income        Earnings         Loss         at Cost       (Deficit)
                                  --------     ----------   -------------   -----------   -------------   ---------   -------------
Beginning balance
  at December 31, 1996...........     $47       $265,425                     $151,634       ($3,887)      ($52,671)     $360,548
Comprehensive income:
  Net income.....................                           [  $20,426  ]      20,426                                     20,426
                                                               -------
  Other comprehensive loss,
      net of tax:
    Foreign currency translation
      adjustment.................                               (5,899)                                                   (5,899)
    Reclassification adjustment
     for gain on securities
     realized in net income......                               (3,687)                                                   (3,687)
                                                               -------
  Other comprehensive loss.......                               (9,586)                      (9,586)
                                                               -------
Comprehensive income.............                           [  $10,840  ]
                                                               =======
Stock subscription proceeds......                   448                                          448

Sale of 13,116,955 shares of
 Common Stock....................      13        341,028                                                                 341,041
Purchase of 40,325,240 shares of
 Common Stock....................     (40)    (1,048,450)                                                             (1,048,490)
Fees and other expenses related
 to the Merger and
 Recapitalization.................               (17,644)                                                                (17,644)
Retirement of Treasury Stock.....                (52,671)                                                                 52,671
Other adjustments................                    196                                                                     196
                                  --------     ----------                   -----------   -------------   ---------   -----------
Ending balance at June 30, 1997..     $20      ($511,668)                    $172,060       ($13,473)      $    -      ($353,061)
                                  ========     ==========                   ===========   =============   =========   ===========


                                            See accompanying notes to condensed
                                             consolidated financial statements.

                              AMPHENOL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)



                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                         1998         1997
                                                       --------     --------
Net income.......................................      $ 20,028      $20,426
Adjustments for cash from operations:
  Depreciation and amortization..................        16,895       15,579
  Amortization of deferred debt issuance costs...         1,372          798
  Net loss on early extinguishment of debt.......           -         12,845
  Expenses relating to the Merger and Recapitalization      -          2,500
  Gain on sale of marketable securities..........           -         (3,917)
 Net change in non-cash components of
   working capital...............................       (18,325)       2,022
                                                        -------      -------
Cash flow provided by operations.................        19,970       50,253
                                                        -------      -------
Cash flow from investing activities:
  Capital additions, net.........................       (14,417)     (10,246)
  Proceeds from the sale of marketable securities           -          7,351
  Investments in acquisitions....................       (12,067)         -
                                                        -------      -------
Cash flow used by investing activities...........       (26,484)      (2,895)
                                                        -------      -------
Cash flow from financing activities:
  Net change in borrowings under revolving
      credit facilities..........................         9,724      (23,824)
  Repurchase of senior notes and subordinated debt          -       (211,153)
  Payment of fees and other expenses related to
    Merger and Recapitalization..................           -        (48,851)
  Borrowings under New Credit Facility...........           -        750,000
  Decrease in borrowings under New Credit Facility       (5,000)     (40,000)
  Proceeds from the issuance of senior notes.....           -        240,000
  Purchase of Amphenol Common Stock..............           -     (1,048,490)
  Equity proceeds related to Merger..............           -        341,041
                                                        -------      -------
Cash flow provided by (used by)
  financing activities...........................         4,724      (41,277)
                                                        -------      -------
Net change in cash and short-term
  cash investments...............................        (1,790)       6,081
Cash and short-term cash investments
  balance, beginning of period...................         4,713        3,984
                                                        -------      -------
Cash and short-term cash investments
  balance, end of period.........................       $ 2,923      $10,065
                                                        =======      =======
Cash paid during the period for:
  Interest.......................................       $38,030      $13,751
  Income taxes paid, net of refunds..............        12,814        9,960




                       See accompanying notes to condensed
                        consolidated financial statements.

                             AMPHENOL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Note 1 - Principles of Consolidation and Interim Financial Statements
---------------------------------------------------------------------
   The condensed consolidated balance sheets as of June 30, 1998 and December 31, 1997, and the related condensed consolidated statements of income for the three and six months ended June 30, 1998 and 1997 and of changes in shareholders' equity (deficit) and of cash flow for the six months ended June 30, 1998 and 1997 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report on Form 10-K.

   In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has adopted the statement and the appropriate disclosure is reflected in the accompanying Condensed Consolidated Statements of Changes in Shareholders' Equity (Deficit).


Note 2 - Inventories
--------------------
Inventories consist of:
                                                   June 30,      December 31,

                                                     1998            1997
                                                  ---------      ------------
                                                 (Unaudited)

          Raw materials and supplies.........     $ 22,219         $ 21,115
          Work in process....................      102,709           96,833
          Finished goods.....................       47,855           49,062
                                                  --------         --------
                                                  $172,783         $167,010
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

   A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other income (expense), net, in the accompanying Consolidated Statements of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. During 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Adoption had no effect on the Company's financial statements. At June 30, 1998 and December 31, 1997, approximately $60,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets at that date.

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

   The Merger and related transactions were recorded as a Recapitalization ("Merger and Recapitalization"). Expenses of $17,644 related to the repurchase of the Company's common stock were reflected as a reduction of additional paid-in capital; other expenses of approximately $2,500, primarily relating to the buyout of certain stock options, were reflected in the 1997 Consolidated Statement of Income. Supplemental earnings per share for the second quarter and six months ended June 30, 1997 assuming the Merger and Recapitalization was completed at the beginning of 1997 was $.63 and $.95 per share, respectively.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in thousands, except per share data)

Results of Operations
---------------------
Quarter and six months ended June 30, 1998 compared to the quarter and six
--------------------------------------------------------------------------
months ended June 30, 1997
--------------------------

   Net sales for the second quarter of 1998 were $227,942 compared to $226,996 for the second quarter of 1997. Net sales for the six months ended June 30, 1998 were $456,483 compared to $438,769 for the comparable 1997 period. The increase in sales for the second quarter and six month 1998 periods is primarily attributable to increased sales of interconnect products particularly in the aerospace, industrial and communications markets, partially offset by a decline in sales of coaxial cable for cable television applications. Currency translation had the effect of reducing sales in the second quarter 1998 by approximately $3.8 million and by approximately $9.0 million in the six month period 1998 when compared to exchange rates for the comparable 1997 periods.

   The gross profit margin as a percentage of net sales (including depreciation in cost of sales) remained constant at approximately 33% for the second quarter and six months ended June 30, 1998 and 1997, respectively.

   Selling, general and administrative expenses as a percentage of net sales remained relatively constant at approximately 14% for the second quarter and six months ended June 30, 1998 and 1997, respectively.

   Interest expense for the second quarter and six months increased to $19,990 and $40,292 in 1998 from $14,249 and $20,671 in 1997, respectively. The increase in both periods is due to increased debt levels resulting from the Merger and Recapitalization which closed on May 19, 1997 (Note 4).

   Other income (expense), net for the second quarter and six months was ($903) and ($1,982) in 1998 compared to $2,901 and $1,684 in 1997, respectively. The 1997 periods include a gain on sale of marketable securities of $3,917.

   The provision for income taxes for the second quarter and six months was $7,911 and $15,412 in 1998 compared to $11,054 and $22,007 in 1997, respectively. The 1998 estimated effective tax rate of approximately 43% reflects federal, state and foreign taxes.

Liquidity and Capital Resources
-------------------------------

   Cash provided by operating activities was $19,970 in the six months ended June 30, 1998 compared to $50,253 in the 1997 period. The decrease in cash flow relates primarily to increased interest payments ($38,030 in 1998 and $13,751 in 1997) on borrowings resulting from the Merger and Recapitalization (Note 4) and to a net increase in non-cash components of working capital.

   In 1998, cash from operating activities and borrowings under the credit facility were used to fund capital expenditures of $14,417 and acquisitions of $12,067. In 1997, cash from operating activities, proceeds from the sale of marketable securities of $7,351 and net funds available from the Merger and Recapitalization (Note 4) of $22,547 were used to fund capital expenditures of $10,246 and debt reduction of $63,824 (of which $40 million represented a prepayment of term loan borrowings under the Company's Bank Agreement).

   In conjunction with the Merger and Recapitalization, the Company entered into a $900 million Bank Agreement with a syndicate of financial institutions, comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility - $350 million (Tranche A) maturing over a 7 year period ending 2004, $200 million (Tranche B) maturing in 2005 and $200 million (Tranche C) maturing in 2006. In October 1997, the Company negotiated an amendment to the term loan under the Bank Agreement. The amendment extinguished the Tranche B and C indebtedness with borrowings under a new $375 million Term Loan Tranche B. The new Term Loan Tranche B has required amortization in 2005 and 2006. At June 30, 1998 the Company had prepaid $70 million of the term loan. The credit agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness, and restricted payments, including dividends on the Company's common stock. At June 30, 1998 there were $680 million of borrowings outstanding under the term loan facility and there were $13.4 million of borrowings outstanding under the revolving credit facility.

   In July 1997, the Company entered into interest rate protection agreements that effectively fix the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

   The Company's EBITDA as defined in the Bank Agreement was $96.0 million and $93.5 million for the six months ended June 30, 1998 and 1997, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles
(GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund debt requirements.

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

   In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is required to adopt the statement for all fiscal quarters of fiscal years beginning after June 15, 1999.


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

        Reference is made to the Company's 1997 Annual Report on Form 10-K, (the "10-K").


Item 2. CHANGES IN SECURITIES
           None

Item 3. DEFAULTS UPON SENIOR SECURITIES
           None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Annual Meeting of Stockholders was held on Wednesday, May 20, 1998.
(b) Not applicable.
(c) The following matters were submitted to and approved by the stockholders:
    (i) The election of two directors, Martin H. Loeffler and Michael W. Michelson, each for a three year term expiring in the year 2001. For Martin H. Loeffler, the votes were cast as follows: For - 17,276,833, Against - 0; Authority Withheld - 13,715. For Michael W. Michelson, the votes were cast as follows: For - 17,238,333, Against - 0; Authority Withheld - 52,215.

    (ii) Ratification of Deloitte & Touche LLP as independent accountants of the Company. The votes were cast as follows: For - 17,289,224, Against - 411; Abstentions - 913.

    (iii) Ratification and approval of the Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries. The votes were cast as follows: For - 16,213,411, Against - 271,875; Abstentions and broker non-votes - 805,262.

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


*   Filed herewith
**  Previously filed

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


*   Filed herewith
**  Previously filed

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

10.19 Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries.*

10.20 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).**

10.21 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).**


*   Filed herewith
**  Previously filed

10.22 Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).**

10.23 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).**

10.24 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit
      10.21 to the September 30, 1997 10-Q).**

10.25 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).**

10.26 First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).**

27    Financial Data Schedule.*

     (b) Reports filed on Form 8-K

         There were no reports on Form 8-K filed for or during the second quarter ended June 30, 1998.

*   Filed herewith
**  Previously filed


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    AMPHENOL CORPORATION





DATE: August 14, 1998                             /s/Edward G. Jepsen
      ---------------                            ---------------------------
                                                     Edward G. Jepsen
                                                 Executive Vice President and
                                                 Chief Financial Officer