Form 10-Q
period 1998-09-30
AMPHENOL CORP /DE/
filed 1998-11-16
CIK 820313

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1998

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____________ to _____________



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


   As of October 1, 1998, the total number of shares outstanding of Class A Common Stock was 17,860,837.

                            AMPHENOL CORPORATION


                          Index to Quarterly Report
                                 on Form 10-Q


                                                                          Page
                                                                          ----

Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets
              September 30, 1998 and December 31, 1997                      3

              Condensed Consolidated Statements of Income
              Three and nine months ended September 30, 1998 and 1997       5

              Condensed Consolidated Statement of Changes
                in Shareholders' Deficit
              Nine months ended September 30, 1998                          6

              Condensed Consolidated Statement of Changes
                in Shareholders' Equity (Deficit)
              Nine months ended September 30, 1997                          7

              Condensed Consolidated Statements of Cash Flow
              Nine months ended September 30, 1998 and 1997                 8

              Notes to Condensed Consolidated Financial
                Statements                                                  9

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              11

Part II       Other Information

    Item 1.   Legal Proceedings                                            15

    Item 2.   Changes in Securities                                        15

    Item 3.   Defaults upon Senior Securities                              15

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        15

    Item 5.   Other Information                                            15

    Item 6.   Exhibits and Reports on Form 8-K                             15

Signatures                                                                 19

                         Part I.  Financial Information

Item 1.  Financial Statements

                                AMPHENOL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)

                                                 September 30,    December 31,
                                                     1998             1997
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S

Current Assets:
  Cash and short-term cash investments..........   $  2,276         $  4,713
  Accounts receivable, less allowance
    for doubtful accounts of $1,421
    and $1,633, respectively....................     94,699           70,037
  Inventories...................................    179,257          167,010
  Prepaid expenses and other assets.............     17,072           13,020
                                                   --------         --------

Total current assets............................    293,304          254,780
                                                   --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $185,244 and $169,784, respectively...........    126,692          111,592
Deferred debt issuance costs....................     17,368           19,377
Excess of cost over fair value of net
  assets acquired...............................    362,119          339,223
Other assets....................................     10,948           12,182
                                                   --------         --------
                                                   $810,431         $737,154


                      See accompanying notes to condensed
                       consolidated financial statements.

                             AMPHENOL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                 September 30,    December 31,
                                                     1998             1997
                                                  -----------     ------------
                                                  (Unaudited)

       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..............................   $ 66,959         $ 64,255
  Accrued interest..............................     18,628           11,442
  Other accrued expenses........................     43,785           41,345
  Current portion of long-term debt.............      1,792              212
                                                   --------         --------

Total current liabilities.......................    131,164          117,254
                                                   --------         --------

Long-term debt..................................    957,181          937,277
Deferred taxes and other liabilities............     23,056           25,748

Shareholders' Deficit:
  Common stock..................................         20               20
  Additional paid-in deficit....................   (499,975)        (511,584)
  Accumulated earnings..........................    206,591          178,351
  Cumulative translation adjustment.............     (7,606)          (9,912)
                                                   --------         --------

Total shareholders' deficit.....................   (300,970)        (343,125)
                                                   --------         --------

                                                   $810,431         $737,154


                       See accompanying notes to condensed
                        consolidated financial statements.

                                     AMPHENOL CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                         (dollars in thousands, except per share data)

                                                       Three months ended         Nine months ended
                                                          September 30,             September 30,
                                                     ----------------------    ----------------------
                                                        1998         1997         1998         1997
                                                      --------     --------     --------     --------
Net sales.......................................      $229,018     $223,494     $685,501     $662,263
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       150,601      144,697      447,494      428,682
  Depreciation and amortization expense.........         5,944        5,156       17,181       15,490
  Selling, general and administrative expense...        33,210       31,671       98,191       93,697
  Amortization of goodwill......................         2,995        2,829        8,653        8,488
                                                      --------     --------     --------     --------
Operating income................................        36,268       39,141      113,982      115,906

Interest expense................................       (20,453)     (22,991)     (60,745)     (43,662)
Expenses relating to Merger
  and Recapitalization..........................           -            -            -         (2,500)
Other income (expense), net.....................        (1,040)      (1,046)      (3,022)         638
                                                      --------     --------     --------     --------
Income before income taxes
  and extraordinary item........................        14,775       15,104       50,215       70,382
Provision for income taxes......................         6,563        6,545       21,975       28,552
                                                      --------     --------     --------     --------
Income before extraordinary item................         8,212        8,559       28,240       41,830
Extraordinary item:
  Loss on early extinguishment
   of debt, net of income taxes.................           -            -            -        (12,845)
                                                      --------     --------     --------     --------
Net income......................................      $  8,212     $  8,559     $ 28,240     $ 28,985

Income per common share before
  extraordinary charge..........................          $.46         $.49        $1.60        $1.34
Extraordinary charge............................            -            -           -           (.41)
                                                          ----         ----        -----         ----
Net income per common share.....................          $.46         $.49        $1.60         $.93


Average common shares outstanding...............    17,716,592   17,519,781   17,596,608   31,269,159
                                                    ----------   ----------   ----------   ----------
Income per common share before extraordinary
  charge - assuming dilution....................          $.46         $.48        $1.58        $1.33
Extraordinary charge - assuming dilution........            -            -           -           (.41)
                                                          ----         ----        -----         ----
Net income per common share - assuming dilution.          $.46         $.48        $1.58         $.92

Average common shares outstanding
  assuming dilution.............................    17,917,861   17,793,239   17,927,434   31,410,910
                                                    ----------   ----------   ----------   ----------

                               See accompanying notes to condensed
                                consolidated financial statements.

                                        AMPHENOL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                      IN SHAREHOLDERS' DEFICIT
                                Nine months ended September 30, 1998
                                            (Unaudited)
                                       (dollars in thousands)

                                                                                         Accumulated
                                               Additional                                  Other           Total
                                     Common     Paid-in     Comprehensive  Accumulated  Comprehensive   Shareholders'
                                     Stock      Deficit        Income       Earnings        Loss          Deficit
                                    --------    --------      --------      --------      --------       --------
Beginning balance
  at December 31, 1997...........        $20   ($511,584)                   $178,351       ($9,912)     ($343,125)

Comprehensive income:
  Net income.....................                           [  $28,240  ]     28,240                       28,240
                                                               -------
  Other comprehensive income,
      net of tax:
    Foreign currency translation
      adjustment.................                                2,306                       2,306          2,306
                                                               -------
Comprehensive income.............                           [  $30,546  ]
                                                               =======

Issuance of 320,809 shares of
  Common Stock related to
  acquisition....................                 11,449                                                   11,449
Other adjustments................                    160                                                      160
                                    --------    --------                    --------      --------       --------
Ending balance at Sept. 30, 1998.        $20   ($499,975)                   $206,591       ($7,606)     ($300,970)
                                    ========    ========                    ========      ========       ========


                                      See accompanying notes to condensed
                                       consolidated financial statements.

                                       AMPHENOL CORPORATION
                            CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                 IN SHAREHOLDERS' EQUITY (DEFICIT)
                                Nine months ended September 30, 1997
                                            (Unaudited)
                                      (dollars in thousands)

                                                                                         Accumulated                 Total
                                               Additional                                  Other       Treasury  Shareholders'
                                     Common     Paid-in     Comprehensive  Accumulated  Comprehensive   Stock       Equity
                                     Stock      Capital        Income       Earnings        Loss        at Cost    (Deficit)
                                    --------    --------      --------      --------      --------     --------    --------
Beginning balance
  at December 31, 1996...........        $47    $265,425                    $151,634       ($3,887)    ($52,671)   $360,548
Comprehensive income:
  Net income.....................                           [  $28,985  ]     28,985                                 28,985
    Other comprehensive loss,
      net of tax:
    Foreign currency translation
      adjustment.................                               (5,751)                                              (5,751)
    Reclassification adjustment for
     gain on securities realized
     in net income...............                               (3,687)                                              (3,687)
  Other comprehensive loss.......                               (9,438)                     (9,438)
                                                               -------
Comprehensive income.............                           [  $19,547  ]
                                                               =======

Stock subscription proceeds......                    448                                                                448
Sale of 13,116,955 shares of
 Common Stock....................         13     341,028                                                            341,041
Purchase of 40,325,240 shares of
 Common Stock....................        (40) (1,048,450)                                                        (1,048,490)
Fees and other expenses related
 to the Merger and Recapitalization              (17,644)                                                           (17,644)
Retirement of Treasury Stock.....                (52,671)                                                52,671         -
Other adjustments................                    196                                                                196
                                    --------    --------                    --------      --------     --------    --------
Ending balance at Sept. 30, 1997.        $20   ($511,668)                   $180,619      ($13,325)    $    -     ($344,354)
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

                              AMPHENOL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                      ----------------------
                                                         1998         1997
                                                       --------     --------
Net income.......................................      $ 28,240      $28,985
Adjustments for cash from operations:
  Depreciation and amortization..................        25,834       23,978
  Amortization of deferred debt issuance costs...         2,059        2,033
  Net loss on early extinguishment of debt.......           -         12,845
  Expenses relating to the Merger and Recapitalization      -          2,500
  Gain on sale of marketable securities..........           -         (3,917)
 Net change in non-cash components of
   working capital...............................       (20,454)       4,253
                                                        -------      -------
Cash flow provided by operations.................        35,679       70,677
                                                        -------      -------
Cash flow from investing activities:
  Capital additions, net.........................       (20,753)     (17,471)
  Proceeds from the sale of marketable securities           -          7,351
  Investments in acquisitions....................       (30,373)         -
                                                        -------      -------
Cash flow used by investing activities...........       (51,126)     (10,120)
                                                        -------      -------
Cash flow from financing activities:
  Net change in borrowings under revolving
      credit facilities..........................        18,010      (19,782)
  Repurchase of senior notes and subordinated debt          -       (211,153)
  Payment of fees and other expenses related to
    Merger and Recapitalization..................           -        (53,469)
  Borrowings under New Credit Facility...........           -        750,000
  Net change in receivables sold.................           -         10,000
  Decrease in borrowings under New Credit Facility       (5,000)     (65,000)
  Proceeds from the issuance of senior notes.....           -        240,000
  Purchase of Amphenol Common Stock..............           -     (1,048,490)
  Equity proceeds related to Merger..............           -        341,041
                                                        -------      -------
Cash flow provided by (used by)
  financing activities...........................        13,010      (56,853)
                                                        -------      -------
Net change in cash and short-term
  cash investments...............................        (2,437)       3,704
Cash and short-term cash investments
  balance, beginning of period...................         4,713        3,984
                                                        -------      -------
Cash and short-term cash investments
  balance, end of period.........................       $ 2,276      $ 7,688

Cash paid during the period for:
  Interest.......................................       $51,879      $27,561
  Income taxes paid, net of refunds..............        20,747       18,162


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

                             AMPHENOL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Note 1 - Principles of Consolidation and Interim Financial Statements
---------------------------------------------------------------------

   The Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997, and the related Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1998 and 1997 and of Changes in Shareholders' Equity (Deficit) and of Cash Flow for the nine months ended September 30, 1998 and 1997 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report on Form 10-K.

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

Note 2 - Inventories
--------------------

Inventories consist of:
                                                September 30,    December 31,
                                                     1998            1997
                                                 -----------     ------------
                                                 (Unaudited)

          Raw materials and supplies.........     $ 24,174         $ 21,115
          Work in process....................      112,592           96,833
          Finished goods.....................       42,491           49,062
                                                  --------         --------
                                                  $179,257         $167,010


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

   A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other income (expense), net, in the accompanying Condensed Consolidated Statements of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. During 1997, the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Adoption had no effect on the Company's financial statements. At September 30, 1998 and December 31, 1997, approximately $60,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets at those dates.

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

   The Merger and related transactions were recorded as a Recapitalization ("Merger and Recapitalization"). Expenses of $17,644 related to the repurchase of the Company's common stock were reflected as a reduction of additional paid-in capital; other expenses of approximately $2,500, primarily relating to the buyout of certain stock options, were reflected in the 1997 Consolidated Statement of Income. Supplemental earnings per share assuming the Merger and Recapitalization were completed at the beginning of the nine months ended September 30, 1997 but excluding the impact of non-recurring expenses relating to the Merger and Recapitalization, was $1.44 for the nine months.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in thousands, except per share data)

Results of Operations
---------------------
Quarter and nine months ended September 30, 1998 compared to the quarter
------------------------------------------------------------------------
and nine months ended September 30, 1997
----------------------------------------

   Net sales for the third quarter of 1998 were $229,018 compared to $223,494 for the third quarter of 1997. Net sales for the nine months ended September 30, 1998 were $685,501 compared to $662,263 for the comparable 1997 period. The increase in sales is primarily attributable to increased sales of interconnect products in the industrial market for the third quarter and in the aerospace, industrial and communications markets for the nine months, partially offset by a decline in sales of coaxial cable for cable television applications. Currency translation had the effect of reducing sales in the third quarter 1998 by approximately $1.2 million and by approximately $10.2 million in the nine month period 1998 when compared to exchange rates for the comparable 1997 periods.

   The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 32% for the 1998 third quarter and nine month period compared to 33% for the 1997 third quarter and nine month period, respectively. The decrease in the gross profit margin in both the 1998 quarter and nine month period is generally attributable to product mix and pricing pressure in both the connector and coaxial cable businesses.

   Selling, general and administrative expenses as a percentage of net sales remained relatively constant at approximately 14% for the third quarter and nine months ended September 30, 1998 and 1997, respectively.

   Interest expense for the 1998 third quarter decreased to $20,453 from $22,991 in the comparable 1997 period. The decrease is primarily attributable to a prepayment of term loan borrowings under the Company's Bank Agreement, partially offset by increased borrowings under the Company's revolving credit facility. Interest expense for the nine month period increased to $60,745 in 1998 from $43,662 in 1997. The increase in the nine month period is due to increased debt levels resulting from the Merger and Recapitalization which closed on May 19, 1997 (Note 4).

   Other income (expense), net for the third quarter and nine months was ($1,040) and ($3,022) in 1998 compared to ($1,046) and $638 in 1997, respectively. The nine month 1997 period includes a gain on sale of marketable securities of $3,917.

   The provision for income taxes for the third quarter and nine months was $6,563 and $21,975 in 1998 compared to $6,545 and $28,552 in 1997, respectively. The 1998 estimated effective tax rate of approximately 44% reflects federal, state and foreign taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources
-------------------------------

   Cash provided by operating activities was $35,679 in the nine months ended September 30, 1998 compared to $70,677 in the 1997 period. The decrease in cash flow relates primarily to increased interest payments ($51,879 in 1998 and $27,561 in 1997) on borrowings resulting from the Merger and Recapitalization (Note 4) and to a net increase in non-cash components of working capital.

   In 1998, cash from operating activities and borrowings under the credit facility were used to fund capital expenditures of $20,753 and acquisitions of $30,373. In 1997, cash from operating activities, proceeds from the sale of marketable securities of $7,351 and net funds available from the Merger and Recapitalization (Note 4) of $17,929 were used to fund capital expenditures of $17,471 and debt reduction of $84,782 (of which $65 million represented a prepayment of term loan borrowings under the Company's Bank Agreement).

   In conjunction with the Merger and Recapitalization, the Company entered into a $900 million Bank Agreement with a syndicate of financial institutions, comprised of a $150 million revolving credit facility that expires in 2004 and a $750 million term loan facility - $350 million (Tranche
A) maturing over a 7 year period ending 2004, $200 million (Tranche B) maturing in 2005 and $200 million (Tranche C) maturing in 2006. In October 1997, the Company negotiated an amendment to the term loan under the Bank Agreement. The amendment extinguished the Tranche B and C indebtedness with borrowings under a new $375 million Term Loan Tranche B. The new Term Loan Tranche B has required amortization in 2005 and 2006. At September 30, 1998 the Company had prepaid $70 million of the term loan. The credit agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness, and restricted payments, including dividends on the Company's common stock. At September 30, 1998 there were $680 million of borrowings outstanding under the term loan facility and there were $23 million of borrowings outstanding under the revolving credit facility.

   In July 1997, the Company entered into interest rate protection agreements that effectively fix the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

   The Company's EBITDA as defined in the Bank Agreement was $142.1 million and $141.5 million for the nine months ended September 30, 1998 and 1997, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund debt requirements.

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

Year 2000 Issue
---------------

   The Year 2000 issue is primarily the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. In 1996, the Company began a systematic review of all of its business information systems to ensure that the systems now in use worldwide will be Year 2000 compliant before the turn of the century. The Company has established a Year 2000 Program Management Group to provide overall guidance and direction for this compliance mission. Communications were initiated to all of the Company's business units focusing on the critical nature of this project and the Program Management Group has continually monitored the progress and status of each business unit. The Program Management Group has focused its efforts on four main areas: (1) information systems software and hardware; (2) non-information technology systems; (3) facilities equipment; and (4) customer and vendor relationships. Based on current estimates, the Company expects to complete its Year 2000 project in early 1999.

   Risks/Contingency Plans. Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company operates a number of business units worldwide and has a large supplier base and believes that this will mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, and (b) disruption of the product distribution channel, including ports, transportation vendors, and the Company's own shipping departments as a result of a general system failure and necessary infrastructure such as electricity supply. The development of a Year 2000 contingency plan is currently in process.

   The Company does not expect the costs associated with its Year 2000 efforts to be substantial. The estimated cost for this project could range as high as $3.0 million, including the cost of new systems and upgrades some of which will be capitalized. The cost is being funded through operating cash flows. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans.

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


*   Filed herewith
**  Previously filed

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

10.19 Amended 1997 Option Plan for Key Employees of Amphenol and
      Subsidiaries.**

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

     (b) Reports filed on Form 8-K

         There were no reports on Form 8-K filed for or during the third quarter ended September 30, 1998.


*   Filed herewith
**  Previously filed

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AMPHENOL CORPORATION


DATE: November 12, 1998                        /s/ Edward G. Jepsen
      -----------------                        ---------------------------
                                               Edward G. Jepsen
                                               Executive Vice President and
                                               Chief Financial Officer