Form 10-K
period 1998-12-31
AMPHENOL CORP /DE/
filed 1999-03-30
CIK 820313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the Fiscal Year Ended December 31, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ____________ to ______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of Amphenol Corporation Common Stock, $.001 Par Value, held by non-affiliates was approximately $158 million based on the reported last sale price of such stock on the New York Stock Exchange on February 26, 1999.

As of February 26, 1999 the total number of shares outstanding of Common Stock was 17,862,328.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

INDEX                                                                       Page

PART I                                                                         3
     Item 1.  Business                                                         3
              General                                                          3
              Product Development                                              4
              Business Segments                                                4
              International Operations                                         6
              Customers                                                        6
              Manufacturing                                                    7
              Research and Development                                         7
              Trademarks and Patents                                           8
              Competition                                                      8
              Backlog                                                          8
              Employees                                                        8
              Cautionary Statements for Purposes of Forward Looking
               Information                                                     9
     Item 2.  Properties                                                      10
     Item 3.  Legal Proceedings                                               10
     Item 4.  Submission of Matters to a Vote of Security-Holders             12
     Item 4.1 Executive Officers                                              12

PART II                                                                       13
     Item 5.  Market for the Registrant's Common Stock and Related
               Stockholder Matters                                            13
     Item 6.  Selected Financial Data                                         14
     Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            15
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk      18
     Item 8.  Financial Statements and Supplementary Data                     19
                Report of Management                                          19
                Independent Auditors' Reports                                 19
                Consolidated Statement of Income                              20
                Consolidated Balance Sheet                                    21
                Consolidated Statement of Changes in Shareholders' Equity
                  (Deficit)                                                   22
                Consolidated Statement of Cash Flow                           23
                Notes to Consolidated Financial Statements                    24
      Item 9. Changes in and Disagreements with  Independent Accountants on
               Accounting and Financial Disclosure                            37

PART III                                                                      37
      Item 10. Directors and Executive Officers of the Registrant             37
      Item 11. Executive Compensation                                         37
      Item 12. Security Ownership of Certain Beneficial Owners and Management 37
      Item 13. Certain Relationships and Related Transactions                 37

PART IV                                                                       38
      Item 14. Exhibits, Financial Statement Schedules and Reports on
                Form 8-K                                                      38
                 Signature of the Registrant                                  42
                 Signatures of the Directors                                  42

PART I

Item 1. Business

General

      Amphenol Corporation ("Amphenol" or the "Company") is a leading designer, manufacturer and marketer of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and flat-ribbon cable. The primary end markets for the Company's products are telephone, wireless and data communications systems; cable television systems; commercial and military aerospace electronics; automotive and mass transportation applications; and industrial factory automation equipment. For the year ended December 31, 1998, approximately 53% of the Company's net sales were to the worldwide communications market (including 23% for the cable television market), 25% were for commercial and military aerospace and other military electronics applications and 22% were for industrial, transportation and other applications. The Company focuses on optimizing its mix of higher margin application-specific products in its product offerings and maintaining continuing programs of productivity improvement. As a result of these initiatives, the Company's operating profit margin has increased from 13.5% in fiscal year 1993 to 16.3% in fiscal year 1998.

      The Company designs and manufactures connectors and interconnect systems which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is one of the largest connector manufacturers in the world and the leading supplier of high performance environmental connectors that require superior performance and reliability under conditions of stress and in hostile environments. Such conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as natural resource exploration, medical instrumentation and off-road construction. In addition, the Company has developed a broad range of interconnect products to serve the rapidly growing markets of wireless communications including cellular and personal communication networks and fiber optic networks; electronic commerce including smart cards and electronic purse applications; and automotive safety products including airbags, pretensioner seatbelts and anti-lock braking systems. The Company is also one of the leaders in developing interconnect products for factory automation, machine tools and for mass transportation applications. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors worldwide, of which the 10 largest accounted for a combined market share of approximately 32% in 1998. Industry analysts estimate that the total sales for the industry were approximately $34 billion in 1998.

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

      The Company is a global manufacturer employing advanced manufacturing processes. The Company's products are manufactured and assembled at facilities in the United States, Canada, Mexico, Brazil, Germany, France, the United Kingdom, Sweden, the Czech Republic, Estonia, Taiwan, Japan, India, the People's Republic of China, Korea and Australia. The Company's connector products are sold through its global sales force and independent manufacturers' representatives to thousands of original equipment manufacturers ("OEMs") in 52 countries throughout the world as well as through a global network of electronics distributors. The Company's coaxial cable products are primarily sold to cable television operators and to telecommunication companies who have entered the broadband communications market. In 1998, approximately 60% of the Company's net sales were in North America, 27% were in Europe and 13% were in Asia and other countries.

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

Business Segments

      The following table sets forth the dollar amounts of the Company's net sales for its business segments. For a discussion of factors affecting changes in sales by business segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                1998          1997          1996
--------------------------------------------------------------------------------
                                                   (dollars in thousands)
Net sales by business segment:
  Interconnect products and
    assemblies                              $718,109      $679,887      $585,033
  Cable products                             200,768       204,461       191,188
                                            --------      --------      --------
                                            $918,877      $884,348      $776,221
                                            ========      ========      ========

Net sales by geographic area:
  United States operations                  $499,891      $462,349      $397,023
  International operations (1)               418,986       421,999       379,198
                                            --------      --------      --------
                                            $918,877      $884,348      $776,221
                                            ========      ========      ========

----------
(1) Includes international coaxial cable sales, which are primarily export sales.

      Interconnect Products and Assemblies. The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial and military aerospace systems, automotive and mass transportation applications, and industrial and factory automation equipment. Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device facilitate electronic or fiber optic transmission. Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment. The Company designs and produces a broad range of connector products used in communication applications. Examples include smart card acceptor devices used in mobile GSM telephones, cable modems and other applications to facilitate reading data from smart cards; fiber optic couplers and connectors used in fiber optic transmission; input/output connectors used for linking personal computers and peripheral equipment; and sculptured flexible circuits used for integrating printed circuit boards in communication applications. The Company also designs and produces a broad range of radio frequency connector products used in telecommunications, computer and office equipment, instrumentation equipment and local area networks. The Company's radio frequency connectors are used in base stations, hand held sets and other components of cellular and personal communications networks. The Company has also developed a broad line of radio frequency connectors for coaxial cable for full service cable television/telecommunication networks. The Company believes, based primarily on published market research, that it is the largest supplier of circular, military-specification connectors. Such connectors require superior performance and reliability under conditions of stress and in hostile environments. High performance environmental connectors are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that the connectors can be subject to rapid and severe temperature changes, vibration, humidity and nuclear radiation. Frequent applications of these connectors include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy, medical instrumentation and geophysical applications and off-road construction equipment. The Company also designs and produces industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety products including interconnect devices and systems used in automotive airbags, pretensioner seatbelts and anti-lock braking systems. The Company also designs and produces highly-engineered cable assemblies. Such assemblies are specially designed by the Company in conjunction with OEM customers for specific applications, primarily for computer, wired and wireless communication systems and office equipment applications. The cable assemblies utilize the Company's connector and cable products as well as components purchased from others.

      Cable Products. The Company designs, manufactures and markets coaxial cable primarily for use in the cable television industry. The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum tubular shield, and flexible, which has one or more braided metallic shields. Semi-flexible coaxial cable is used in the trunk and feeder distribution portion of cable television systems, and flexible cable (also known as drop cable) is used primarily for hookups from the feeder cable to the cable television subscriber's residence. Flexible cable is also used in other communications applications.

      The rapid developments in fiber optic technologies, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires) and other communication technologies, including the Company's development of higher capacity coaxial cable, have resulted in technologies which enable cable television systems to provide channel capacity in excess of 500 channels. Such expanded channel capacity, along with other component additions, will permit cable operators to offer full service networks with a variety of capabilities including near video-on-demand, pay-per-view special events, home shopping networks, interactive entertainment and education services, telephone services and high-speed access to data resources such as the Internet. With respect to expanded channel capacity systems, cable operators have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, a cable system using both fiber optic cable and coaxial cable. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, with the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communications devices. The Company believes that while system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of the cable systems, there will be an ongoing need for high capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system.

      U.S. cable system designs are increasingly being employed in international markets where cable television penetration is low. For example, it is estimated that in 1998 only 31% of the television households in Europe subscribed to some form of multichannel television service as compared to an estimated subscription rate of 66% in the U.S. The estimated subscription rates in the Asian and Latin American markets are even lower at approximately 17% and 14%, respectively. In terms of television households, it is estimated that there are 256 million television households in Europe, 453 million in Asia and 96 million in Latin America. This compares to an estimated 96 million television households in the U.S. In 1998, the Company had sales of coaxial cable in approximately 50 countries, and the Company believes the development of cable television systems in international markets presents a significant opportunity to increase sales of its coaxial cable products.

       The Company is also a leading producer of flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment components as well as in a variety of telecommunications applications.

International Operations

      The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 46% of the Company's sales for the year ended December 31, 1998 were outside the United States. Approximately 60% of such international sales were in Europe. The Company has manufacturing and assembly facilities in the United Kingdom, Germany, France, Sweden, the Czech Republic, Estonia and sales offices in most European markets. The European operations generally have strong positions in their respective local markets. Local operations coordinate product design and manufacturing responsibility with the Company's other operations around the world. The balance of the Company's international activities are located primarily in Brazil, Canada, Mexico, Australia and the Far East, which includes manufacturing facilities in Taiwan, India, Japan, Korea, and the People's Republic of China. The Company's manufacturing and assembly facilities generally serve the respective local markets. In addition, the Company has low cost manufacturing and assembly sources in Scotland, Estonia, the Czech Republic, Mexico and the People's Republic of China to serve regional and world markets.

Customers

      The Company's products are used in a wide variety of applications by numerous customers, none of whom accounted for more than 5% of the Company's sales for 1998 (except for sales under contract with the U.S. Government and its subcontractors, which accounted for 8% of 1998 sales). The Company's participation across a broad spectrum of government programs is such that the Company believes that no one government program accounted for more than 2% of 1998 net sales. The Company's products are sold both directly to OEMs, cable system operators, telecommunication companies and through distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide a broad selection of products in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

      The Company's sales to distributors represented approximately 27% of the Company's 1998 sales. The Company's recognized brand names including "Amphenol," "Times Fiber," "Pyle-National," "Matrix," "Spectra-Strip," "Sine," "Tuchel," "Kai Jack" and "Socapex," together with the Company's strong connector design-in position (products that are specified in the plans and qualified by the OEM), enhance its ability to reach the secondary market through its network of distributors. The Company believes that its distributor network represents a competitive advantage.

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

      The Company employs a global manufacturing strategy to lower its production costs and to improve service to customers. The Company sources its products on a worldwide basis with manufacturing and assembly operations in North and South America, Europe and Asia. To better serve high volume OEM customers, the Company has established just-in-time facilities near major customers.

      The Company's policy is to maintain strong cost controls in its manufacturing and assembly operations. The Company has undertaken programs to rationalize its production facilities, reduce expenses and maximize the return on capital expenditures. The programs to improve productivity are ongoing.

      The Company purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and silver used in plating; brass, copper, aluminum and steel used for cable, contacts and connector shells; and plastic materials used for cable and connector bodies and inserts. Such raw materials are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is not dependent upon any one source for raw materials, or if one source is used the Company attempts to protect itself through long-term supply agreements.

Research and Development

      The Company's research, development and engineering expenditures for the creation and application of new and improved products and processes were $17.7 million, $15.3 million and $14.6 million (excluding customer sponsored programs representing expenditures of $0.5 million, $0.2 million and $0.9 million) for 1998, 1997 and 1996, respectively. The Company's research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products that meet customer needs. The Company continues to focus its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

      The Company owns a number of active patents worldwide. While the Company considers its patents to be valuable assets, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent. The Company regards its trademarks "Amphenol," "Times Fiber," "Pyle-National," "Matrix," "Spectra-Strip," "Sine," "Tuchel," "Kai Jack," and "Socapex" to be of value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks.

Competition

      The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of product quality, price, engineering, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. In the area of coaxial cable for cable television, the Company believes that it and CommScope, Inc. are the primary providers of such cable; however, CommScope is larger than the Company in this market. In addition, the Company faces competition from other companies that have concentrated their efforts in one or more areas of the coaxial cable market.

Backlog

      The Company estimates that its backlog of unfilled orders was $221.5 million and $209.2 million at December 31, 1998 and 1997, respectively. Orders typically fluctuate from quarter to quarter based on customer demands and general business conditions. Unfilled orders may be cancelled prior to shipment of goods; however, such cancellations historically have not been material. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company's business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times.
Therefore, backlog may not be indicative of future demand.

Employees

      As of December 31, 1998, the Company had approximately 7,600 full-time employees worldwide. Of these employees, approximately 5,400 were hourly employees, of which approximately 2,700 were represented by labor unions, and the remainder were salaried. The Company had a one week strike in October 1995 at its Sidney, New York facility relating to the renewal of the labor contract at that facility with the International Association of Machinists and Aerospace Workers. The Company has not had any other work stoppages in the past ten years. In 1997, the United Steelworkers International Union, AFL-CIO established a union, affecting approximately 500 employees, at the Company's plant in Chatham, Virginia, the Company's primary plant for the production of coaxial cable. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

- Unforeseen interruptions to the Company's business with its largest customers, distributors and suppliers resulting from, but not limited to, strikes, financial instabilities, computer malfunctions or inventory excesses.

Item 2. Properties

      The Company's fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets as of December
31, 1998, suitable and adequate for operations in the current business environment. At December 31, 1998, the Company operated a total of 46 plants and warehouses of which (a) the locations in the U.S. had approximately 1.8 million square feet, of which .8 million square feet were leased; and (b) the locations outside the U.S. had approximately 1.2 million square feet, of which .5 million square feet were leased.

      The Company believes that its facilities are suitable and adequate for the business conducted therein, are being appropriately utilized consistent with experience and have sufficient production capacity for their present intended purposes. Utilization of the facilities varies based on demand for the products. The Company continuously reviews its anticipated requirements for facilities and, based on that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

Item 3. Legal Proceedings

      The Company and its subsidiaries have been named as defendants in several legal actions in which various amounts are claimed arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, in the opinion of management, such matters are not expected to have a material effect on the Company's financial condition or results of operations.

      Certain operations of the Company are subject to federal, state and local environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with all applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company's financial condition or results of operations.

      Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 1998, approximately $15 million of total costs have been incurred applicable to this agreement. Allied representatives are presently working closely with the Company in addressing the most significant potential environmental liabilities including the Sidney Center landfill and the Richardson Hill landfill projects, as described below.

      Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently performing investigative and monitoring activities at its manufacturing site in Sidney, New York. In addition, the Company is currently voluntarily performing monitoring, investigation, design and cleanup activities at two local, public off-site disposal sites previously utilized by the Sidney facility and others. The Company is also performing proposed remedial design activities and is currently negotiating with respect to a third site. The Company and Allied have entered into an administrative consent order with the United States Environmental Protection Agency (the "EPA") and are presently determining necessary and appropriate remedial measures for one such site (the "Richardson Hill" landfill) used by Amphenol and other companies, which has been designated a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. With respect to the second site, (the "Route 8" landfill), used exclusively by Amphenol, the Company initiated a remediation program pursuant to a Consent Order with the New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995, the Company and Allied received a letter from the EPA demanding that the Company and Allied accept responsibility for the investigation and cleanup of the Sidney Center landfill, another Superfund Site. The Sidney Center landfill was a municipal landfill site utilized by the Company's Sidney facility and other local towns and businesses. The Company has acknowledged that it sent general plant refuse but no hazardous waste to the Sidney Center landfill site. In 1996, the Company and Allied received a unilateral order from the EPA directing the Company and Allied to perform certain investigation, design and cleanup activities at the Sidney Center landfill site. The Company and Allied responded to the unilateral order by agreeing to undertake certain remedial design activities. In 1997, the EPA filed a lawsuit against the Company and Allied seeking to recover $2.7 million for past costs expended by the EPA in connection with activities at the Sidney Center landfill site and seeking to affix liability upon the Company and Allied for all additional costs to be incurred in connection with all further investigations, design and cleanup activities at the site. The Company joined four local municipalities as co-defendants in the lawsuit. The EPA and the four municipalities have entered into a proposed settlement agreement which is subject to court approval. The Company and Allied are contesting the proposed settlement agreement as being unfair and inequitable. A similar settlement proposal has not been offered to the Company and Allied. The Company and Allied intend to continue to vigorously defend the lawsuit although remedial design work for the Sidney Center landfill site has continued pursuant to the 1996 unilateral order. The Company also is engaged in remediating or monitoring environmental conditions at several of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at several other off-site disposal sites. During 1998, the Company spent approximately $.2 million, net of indemnification payments received from Allied, in connection with investigating, remediating and monitoring environmental conditions at these facilities and sites. Amphenol expects such expenditures, net of expected indemnification payments from Allied, to be less than $.6 million in 1999.

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

Item 4. Submission of Matters to a Vote of Security-Holders

      The Annual Meeting of Stockholders was held on May 20, 1998. The following matters were submitted to and approved by the stockholders: (i) the election of two directors, Martin H. Loeffler and Michael W. Michelson, each for a three year term expiring in the year 2001; (ii) ratification of Deloitte & Touche LLP as independent accountants of the Company and (iii) ratification and approval of the Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries.

Item 4.1 Executive Officers

      The following table sets forth the name, age and position with the Company of each person who was an executive officer of Amphenol as of December 31, 1998. Officers are elected to serve at the discretion of the Board of Directors in accordance with the By-Laws of the Company. The By-Laws of the Company provide that the Board of Directors shall elect the officers of the Company at its first meeting held after the Annual Meeting of Stockholders of the Company. All officers of the Company are elected to hold office until their successors are chosen and qualified, or until their earlier resignation or removal.

          Name               Age                  Position
          ----               ---                  --------

   Martin H. Loeffler         54         Chairman of the Board,
                                           Chief Executive Officer and President

   Edward G. Jepsen           55         Executive Vice President
                                           and Chief Financial Officer

   Timothy F. Cohane          46         Senior Vice President

   Edward C. Wetmore          42         Secretary and General Counsel

   Diana G. Reardon           39         Controller and Treasurer

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company's Common Stock has been listed on the New York Stock Exchange since that time under the symbol "APH." The following table sets forth on a per share basis the high and low closing prices for the Common Stock for both 1998 and 1997 as reported on the New York Stock Exchange.

                                             1998              1997
                                      ------------------  ------------------
                                      High      Low       High       Low
                                      ----      ---       ----       ---

           First Quarter              64        53 1/4    26         21 3/4
           Second Quarter             61 5/8    39        38 7/8     24 1/8
           Third Quarter              44 1/8    29 13/16  43 1/2     39 1/16
           Fourth Quarter             35 1/16   27 1/2    56         44

      As of February 26, 1999 there were 68 holders of record of the Company's Common Stock. A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its Common Stock.

      Since its initial public offering in 1991, the Company has not paid any cash dividends on its Common Stock and its does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness.

      Currently the Company is restricted from declaring and paying any cash dividends on, or repurchasing the Company's Common Stock under certain covenants contained in the Company's debt agreements.

Item 6. Selected Financial Data
(dollars in thousands, except per share data)

                                                                                         Year Ended December 31,
----------------------------------------------------------------------------------------------------------------
                                              1998            1997            1996           1995           1994
----------------------------------------------------------------------------------------------------------------
Operations
Net sales                             $    918,877    $    884,348    $    776,221   $    783,233   $    692,651
Income before
  extraordinary item                        36,510          51,264          67,578         62,858         42,400
Extraordinary loss                                         (24,547)                                       (4,087)
Net income                                  36,510          26,717          67,578         62,858         38,313
Income per common share before
  extraordinary item                          2.07            1.84            1.45           1.33            .91
Extraordinary loss per common share                           (.88)                                         (.09)
Net income per common share                   2.07             .96            1.45           1.33            .82

Financial Position
Working capital                       $    163,508    $    137,526    $    136,864   $    121,313   $     95,590
Total assets                               807,401         737,154         710,662        689,924        677,055
Current portion of long-term debt            1,655             212           7,759          2,670         13,925
Long-term debt                             952,469         937,277         219,484        195,195        234,251
Shareholders' equity (deficit)            (292,257)       (343,125)        360,548        344,085        278,640
Weighted average shares
   outstanding                          17,663,212      27,806,260      46,649,541     47,304,180     46,611,759


Item 7.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

      The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 1998 has been derived from and should be read in conjunction with the consolidated financial statements contained herein.

      Results of Operations

      The following table sets forth the components of net income before extraordinary item as a percentage of net sales for the periods indicated.

                                                                     Year Ended December 31,
---------------------------------------------------------------------------------------------
                                                                    1998      1997      1996
---------------------------------------------------------------------------------------------
Net sales                                                          100.0%    100.0%    100.0%
Cost of sales, excluding depreciation and amortization              65.5      64.7      63.7
Depreciation and amortization expense                                3.8       3.6       3.7
Selling, general and administrative expense                         14.4      14.1      14.8
                                                                   -----     -----     -----
Operating income                                                    16.3      17.6      17.8
Interest expense                                                    (8.8)     (7.3)     (3.2)
Other expenses, net                                                  (.5)      (.1)      (.5)
Non-recurring expenses relating to Merger and Recapitalization                 (.3)
                                                                   -----     -----     -----
Income before income taxes and extraordinary item                    7.0       9.9      14.1
Provision for income taxes                                          (3.0)     (4.1)     (5.4)
                                                                   -----     -----     -----
Net income before extraordinary item                                 4.0%      5.8%      8.7%
                                                                   =====     =====     =====
---------------------------------------------------------------------------------------------

1998 Compared to 1997

      Net sales were $918.9 million for the year ended December 31, 1998 compared to $884.3 million for 1997. Sales of interconnect products and assemblies increased 6% compared to 1997 ($718.1 - 1998; $679.9 - 1997). Such increase is primarily due to increased sales of interconnect products and assemblies for wireless communications, data applications and smart card acceptor devices. Sales of interconnect products for space, military and commercial aviation applications increased slightly and were offset by a decline in sales for industrial applications. Sales of cable products declined 2% compared to 1997 ($200.8 - 1998; $204.5 - 1997). Sales of coaxial cable for cable television increased in the U.S. as cable operators began upgrading and expanding their systems to offer enhanced services; however, the increase was offset by declines in sales in international cable television markets, primarily Asia and Latin America, as a result of generally weak economic conditions in those regions. Sales of flat ribbon cable, primarily for data communication applications, were approximately even with the prior year.

      Geographically, sales in the U.S. in 1998 increased 8% compared to 1997 ($499.9 million - 1998; $462.3 million - 1997); international sales for 1998, including export sales, decreased 1% in U.S. dollars ($419.0 million - 1998; $422.0 million - 1997) and increased approximately 1% in local currency compared to 1997. The comparatively strong U.S. dollar in 1998 had the currency effect of decreasing net sales by approximately $8.7 million when compared to foreign currency translation rates in 1997.

      The gross profit margin as a percentage of net sales (including depreciation in cost of sales) decreased to 32% in 1998 from 33% in 1997. The decrease is generally attributable to competitive pricing pressure on the Company's coaxial cable products.

      Selling, general and administrative expenses as a percentage of sales remained relatively constant at approximately 14% in 1998 compared to 1997.

      Interest expense was $81.2 million for 1998 compared to $64.7 million for 1997. The increase is due to increased debt levels resulting from the Merger and Recapitalization in May 1997.

      Other expenses, net for 1998 was $4.5 million, an increase of $3.4 million from 1997. The 1997 period included a gain on the sale of marketable securities of $3.9 million. See Note 9 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

      The provision for income taxes for 1998 was at an effective rate of 42.9% compared to an effective rate of 41.2% in 1997. The increase is generally attributable to non-deductible expenses (goodwill amortization) being a higher percentage of pretax income.

1997 Compared to 1996

      Net sales were $884.3 million for the year ended December 31, 1997 compared to $776.2 million for 1996.

Sales of interconnect products and assemblies increased 16% compared to 1996 ($679.9 - 1997; $585.0 - 1996). Such increase is primarily due to increased sales for wireless communications, data applications and smart card acceptor devices as well as new and enhanced electronic aerospace and avionics interconnect systems for space, military and commercial aviation applications. Sales of cable products increased 7% compared to 1996 ($204.5 - 1997; $191.2 -
1996). Such increase is primarily due to increased sales of coaxial cable for international cable television applications and increased sales of flat ribbon cable for communication applications, partially offset by a decline in sales of coaxial cable for U.S. cable television applications as a result of soft demand and competitive pricing pressures.

      Geographically, sales in the U.S.in 1997 increased 16% compared to 1996 ($462.3 million - 1997; $397.0 million - 1996); international sales for 1997, including export sales, increased 11% in U.S. dollars ($422.0 million - 1997; $379.2 million - 1996) and increased approximately 18% in local currencies compared to 1996. The comparatively stronger U.S. dollar in 1997 had the currency translation effect of decreasing net sales by approximately $24.6 million when compared to foreign currency translation rates in 1996.

      The gross profit margin as a percentage of net sales (including depreciation in cost of sales) decreased to 33% in 1997 from 34% in 1996. The decrease is generally attributable to price reductions on the Company's coaxial cable products partially offset by increased sales of higher margin application-specific connector products, increased efficiencies due to increased production rates for certain connector products and continuing cost control programs.

      Selling, general and administrative expenses as a percentage of sales declined to approximately 14% in 1997 compared to approximately 15% in 1996 primarily as a result of higher sales volume in the 1997 period.

      Interest expense was $64.7 million for 1997 compared to $24.6 million for 1996. The increase is due to increased debt levels resulting from the Merger and Recapitalization in May 1997.

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

Liquidity and Capital Resources

      Cash provided by operating activities totaled $53.2 million, $86.3 million, and $68.2 million for 1998, 1997 and 1996, respectively. The decrease in cash from operating activities in 1998 compared to 1997 is primarily attributable to increased interest payments ($78.6 million - 1998; $53.2 million
- 1997) on borrowings resulting from the Merger and Recapitalization and increased income taxes paid ($26.0 million - 1998; $20.6 million - 1997). In 1997, cash from operating activities was higher than 1996 primarily because of changes in the non-cash components of working capital primarily reflecting higher accounts payable and accrued liabilities.

      Cash from operating activities was used for capital expenditures ($26.3 million, $24.1 million and $20.4 million in 1998, 1997 and 1996, respectively), acquisitions ($32.7 million, $4.0 million, and $29.5 million in 1998, 1997 and 1996, respectively) and to repurchase in the open market the Company's common stock ($52.7 million - 1996).

      In conjunction with the 1997 Merger and Recapitalization, the Company entered into a $900 million Bank Agreement with a syndicate of financial institutions, comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility - $350 million (Tranche
A) maturing over a 7 year period ending 2004, $200 million (Tranche B) maturing in 2005 and $200 million (Tranche C) maturing in 2006. In October 1997, the Company negotiated a significant amendment and restatement to the term loan under the Bank Agreement. The amendment extinguished the Tranche B and C indebtedness with borrowings under a new $375 million Term Loan Tranche B. The new Term Loan Tranche B has required amortization in 2005 and 2006. The credit agreement is secured by pledges of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, and the agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock. At December 31, 1998 there were $680 million of borrowings outstanding under the term loan facility. Availability under the revolving credit facility at December 31, 1998 was $128,478, after reduction of $2,022 for outstanding letters of credit.

      In July 1997, the Company entered into interest rate protection agreements that effectively fixed the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

      The Company's EBITDA as defined in the Bank Agreement was $192.1 million and $188.5 million for 1998 and 1997, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

      The Company's primary ongoing cash requirements will be for debt service, capital expenditures and product development activities. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on Senior Subordinated Notes due 2007. The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its Common Stock. The Company expects that ongoing requirements for debt service, capital expenditures and product development activities will be funded by internally generated cash flow and availability under the Company's revolving credit facility. The Company expects that capital expenditures in 1999 will be approximately $30 million. The Company's required debt amortization in 1999 is $1.7 million; the Company's required cash interest payments for 1999, at current interest rates, are estimated at approximately $76 million. The Company may also use cash to fund part or all of the cost of future acquisitions.

Environmental Matters

      Subsequent to the acquisition of Amphenol Corporation in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 1998, approximately $15 million of the total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

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

Recent Accounting Change

      In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and its resulting designation. The Company is in the process of evaluating the effect this new standard will have on the Company's financial statements. The Company is required to adopt FAS 133 beginning after January 1, 2000.

Information Systems and the Year 2000

      The Year 2000 issue is primarily the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. In 1996, the Company began a systematic review of all of its business information systems to ensure that the systems now in use worldwide will be Year 2000 compliant before the turn of the century. The Company has established a Year 2000 Program Management Group to provide overall guidance and direction for this compliance mission. Communications were initiated to all of the Company's business units focusing on the critical nature of this project and the Program Management Group has continually monitored the progress and status of each business unit. The Program Management Group has focused its efforts on four main areas: (1) information systems software and hardware; (2) non-information technology systems; (3) facilities equipment; and
(4) customer and vendor relationships. The Company expects its Year 2000 conversion project to be completed on a timely basis so as to not significantly impact business operations.

      Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company operates a number of business units worldwide and has a large supplier base and believes that this will mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Potential sources of risk include: (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, (b) disruption of the product distribution channel, including ports and transportation vendors and (c) the general breakdown of necessary infrastructure such as electricity supply. The Company is developing contingency plans to reduce the impact of transactions with non-compliant suppliers and other parties. Although there can be no assurance that multiple business disruptions caused by technology failures can be adequately anticipated, the Company is identifying various alternatives to minimize the potential risk to its business operations.

      The Company estimates the cost for its Year 2000 compliance efforts to be approximately $3.0 million, including the cost of new systems and upgrades some of which will be capitalized. The cost is being funded through operating cash flows. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Such costs are not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

Euro Currency Conversion

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. The Company is addressing issues associated with the Euro conversion and although the Company cannot predict the overall impact of the Euro conversion at this time, the Company does not expect that the Euro conversion will have a material adverse effect on its financial condition or results of operations.

Item 7A.

  Quantitative and Qualitative Disclosures About Market Risk

      The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk

      The Company conducts business in several major international currencies through its worldwide operations, and as a result is subject to foreign exchange exposures due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively effect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital; although there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company's worldwide operations. In addition, the Company periodically enters into foreign exchange contracts to hedge its transaction exposures. At December 31, 1998 the Company had no outstanding foreign exchange contracts. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

Interest Rate Risk

      The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. At December 31, 1998, the Company had interest rate protection in the form of such swaps that effectively fixed the Company's LIBOR interest rate on $450 million of floating rate bank debt at 5.76%. At December 31, 1998, the three month LIBOR rate was 5.09%. Such swap agreements are in effect to the extent that LIBOR remains below 7% for $300 million of debt and remains below 8% for an additional $150 million of debt. These swap agreements expire in July 2002. A 10% change in the LIBOR interest rate at December 31, 1998 would have the effect of increasing or decreasing interest expense by approximately $1.5 million. However, if the LIBOR interest rate increased above 7% (a 38% increase from the LIBOR interest rate at December 31, 1998), further increases above 7% would have a more significant effect in increasing interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 1999, although there can be no assurances that interest rates will not significantly change.

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


Independent Auditors' Report

To the Board of Directors and
   Shareholders of Amphenol Corporation

      We have audited the accompanying consolidated balance sheet of Amphenol Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such 1998 and 1997 consolidated financial statements present fairly, in all material respects, the financial position of Amphenol Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Stamford, Connecticut
January 19, 1999


Report of Independent Accountants

To the Board of Directors and
   Shareholders of Amphenol Corporation

      In our opinion, the consolidated statement of income, of changes in shareholders' equity and of cash flow for the year ended December 31, 1996 (appearing on pages 20, 22 and 23 of the Amphenol Corporation 1998 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of Amphenol Corporation and its subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Amphenol Corporation for any period subsequent to December 31, 1996.

PricewaterhouseCoopers LLP
Hartford, Connecticut
January 14, 1997

Consolidated Statement of Income
(dollars in thousands, except per share data)

                                                                                 Year Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                                    1998            1997            1996
--------------------------------------------------------------------------------------------------------
Net sales                                                       $918,877        $884,348        $776,221
Costs and expenses:
  Cost of sales, excluding depreciation and amortization         601,930         572,092         494,689
  Depreciation and amortization expense                           23,553          20,428          17,846
  Selling, general and administrative expense                    131,966         125,064         114,746
  Amortization of goodwill                                        11,701          11,316          10,962
                                                                --------        --------        --------
Operating income                                                 149,727         155,448         137,978
Interest expense                                                 (81,199)        (64,713)        (24,617)
Expenses relating to Merger and Recapitalization (Note 2)                         (2,500)
Other expenses, net                                               (4,545)         (1,061)         (3,696)
                                                                --------        --------        --------
Income before income taxes and extraordinary item                 63,983          87,174         109,665
Provision for income taxes                                       (27,473)        (35,910)        (42,087)
                                                                --------        --------        --------
Income before extraordinary item                                  36,510          51,264          67,578
Extraordinary item:
  Loss on early extinguishment of debt,
   net of income taxes of $14,728  (Notes 2  and 3)                              (24,547)
                                                                --------        --------        --------
Net income                                                      $ 36,510        $ 26,717        $ 67,578
                                                                ========        ========        ========
Net income per common share:
  Income before extraordinary item                                 $2.07           $1.84           $1.45
  Extraordinary loss                                                                (.88)
                                                                   -----            ----           -----
  Net income                                                       $2.07            $.96           $1.45
                                                                   =====            ====           =====
Average common shares outstanding                             17,663,212      27,806,260      46,649,541
Net income per common share - assuming dilution:
  Income before extraordinary item                                 $2.03           $1.83           $1.45
  Extraordinary loss                                                                                (.88)
                                                                   -----            ----           -----
  Net income                                                       $2.03            $.95           $1.45
                                                                   =====            ====           =====
Average common shares outstanding - assuming dilution         17,942,397      28,002,977      46,720,900

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet (dollars
in thousands, except per share data)

                                                                                   December 31,
-----------------------------------------------------------------------------------------------
                                                                              1998         1997
-----------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and short-term cash investments                                   $   3,095    $   4,713
  Accounts receivable, less allowance for
   doubtful accounts of $1,832 and $1,633                                   83,065       70,037
  Inventories:
   Raw materials and supplies                                               24,806       21,115
   Work in process                                                         114,035       96,833
   Finished goods                                                           45,583       49,062
                                                                         ---------    ---------
                                                                           184,424      167,010
  Prepaid expenses and other assets                                         17,089       13,020
                                                                         ---------    ---------
   Total current assets                                                    287,673      254,780
                                                                         ---------    ---------
Land and depreciable assets:
  Land                                                                      10,782       10,702
  Buildings                                                                 68,426       64,149
  Machinery and equipment                                                  237,618      206,525
                                                                         ---------    ---------
                                                                           316,826      281,376
  Less accumulated depreciation                                           (190,047)    (169,784)
                                                                         ---------    ---------
                                                                           126,779      111,592
Deferred debt issuance costs                                                16,783       19,377
Excess of cost over fair value of net assets acquired                      360,265      339,223
Other assets                                                                15,901       12,182
                                                                         ---------    ---------
                                                                         $ 807,401    $ 737,154
                                                                         =========    =========
Liabilities & Shareholders' Deficit
Current Liabilities:
  Accounts payable                                                       $  67,885    $  64,255
  Accrued interest                                                          11,306       11,442
  Accrued salaries, wages and employee benefits                             14,385       14,229
  Other accrued expenses                                                    28,934       27,116
  Current portion of long-term debt                                          1,655          212
                                                                         ---------    ---------
   Total current liabilities                                               124,165      117,254
                                                                         ---------    ---------

Long-term debt                                                             952,469      937,277
Deferred taxes and other liabilities                                        23,024       25,748
Commitments and contingent liabilities (Notes 3, 7 and 10)
Shareholders' Deficit:
  Class A Common Stock, $.001 par value; 40,000,000 shares authorized;
   17,862,328 and 17,532,804 shares outstanding at December 31, 1998
   and 1997, respectively                                                       18           18
  Additional paid-in deficit                                              (499,928)    (511,582)
  Accumulated earnings                                                     214,861      178,351
  Accumulated other comprehensive income (Note 6)                           (7,208)      (9,912)
                                                                         ---------    ---------
Total shareholders' deficit                                               (292,257)    (343,125)
                                                                         ---------    ---------
                                                                         $ 807,401    $ 737,154
                                                                         =========    =========


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity (Deficit) (dollars in thousands, except per share data)

                                                                                              Accumulated
                                               Additional                                           Other                      Total
                                                  Paid-In                                   Comprehensive  Treasury    Shareholders'
                                    Common        Capital   Comprehensive    Accumulated           Income     Stock           Equity
                                     Stock      (Deficit)          Income       Earnings         (Note 6)   at Cost        (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995             $47   $    265,193                       $  84,056      $   (5,211)              $    344,085
Comprehensive income:
   Net income                                                  [ $67,578 ]        67,578                                     67,578
   Other comprehensive income                                    -------
      (loss), net of tax:
      Unrealized loss on market-
         able securities                                          (1,085)                                                    (1,085)
      Translation adjustments                                        647                                                        647
      Minimum pension liability
         adjustment                                                1,762                                                      1,762
                                                                 -------
   Other comprehensive income                                      1,324                           1,324
                                                                 -------
Comprehensive income                                           [ $68,902 ]
                                                                 =======
Purchase of Treasury Stock                                                                                 $(52,671)        (52,671)
Amortization of deferred
    compensation                                      65                                                                         65
Stock options exercised                              167                                                                        167
Balance December 31, 1996              47        265,425                         151,634          (3,887)   (52,671)        360,548
                                      ---   ------------                        --------      ----------               ------------
Comprehensive income:
   Net income                                                  [ $26,717 ]        26,717                                     26,717
                                                                 -------
   Other comprehensive income
      (loss), net of tax:
      Reclassification adjustment
         for gain on securities
         realized in net income                                   (3,687)                                                    (3,687)
      Translation adjustments                                     (8,147)                                                    (8,147)
      Minimum pension liability
         adjustment                                                5,809                                                      5,809
                                                                 -------
   Other comprehensive income                                     (6,025)                         (6,025)
                                                                 -------
Comprehensive income                                           [ $20,692 ]
                                                                 =======
Stock subscription proceeds                          532                                                                        532
Sale of 13,116,955 shares
   of Common Stock (Note 2)            13        341,028                                                                    341,041
Purchase of 40,325,240 shares
   of Common Stock (Note 2)           (40)                    (1,048,450)
(1,048,490)
Fees and other expenses
   related to the Merger and
   Recapitalization (Note 2)                     (17,644)                                                                   (17,644)
Retirement of Treasury Stock           (2)       (52,669)                                                    52,671
Amortization of deferred
    compensation                                     186                                                                        186
Stock options exercised                               10                                                                         10
                                      ---   ------------                        --------      ----------               ------------
Balance December 31, 1997              18       (511,582)                        178,351          (9,912)      --          (343,125)
Comprehensive income:
   Net income                                                  [ $36,510 ]        36,510                                     36,510
                                                                 -------
   Other comprehensive income,
      net of tax:
      Translation adjustments                                      2,704                           2,704                      2,704
                                                                 -------
Comprehensive income                                           [ $39,214 ]
                                                                 =======
Stock subscription proceeds                           25                                                                         25
Deferred compensation                                180                                                                        180
Stock issued in connection
    with  acquisition                             11,449                                                                     11,449
                                      ---   ------------                        --------      ----------               ------------
Balance December 31, 1998             $18   $   (499,928)                       $214,861      $   (7,208)              $   (292,257)
                                      ===   ============                        ========      ==========               ============
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flow
(dollars in thousands, except per share data)

                                                                                      Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                                           1998           1997           1996
-------------------------------------------------------------------------------------------------------------
Net income                                                          $    36,510    $    26,717    $    67,578
Adjustments for cash from operations:
  Depreciation and amortization                                          35,254         31,744         28,808
  Amortization of deferred debt issuance costs                            2,749          2,638            691
  Net extraordinary charge for write off of
   deferred debt issuance costs                                                         24,547
  Non-recurring expenses relating to the Merger and
   Recapitalization                                                                      2,500
  Gain on sale of marketable securities                                                 (3,917)
  Net change in:
   Accounts receivable                                                   (2,926)       (18,261)         7,315
   Inventory                                                             (9,229)       (17,700)       (10,801)
   Prepaid expenses and other assets                                     (1,788)        (2,479)           604
   Accounts payable                                                        (257)        15,653         (3,411)
   Accrued liabilities                                                   (4,251)        18,938        (13,644)
   Accrued interest                                                        (142)         8,944           (188)
   Accrued pension and post employment benefits                          (1,102)        (4,717)        (7,590)
   Deferred taxes and other liabilities                                      57          2,607           (970)
   Other                                                                 (1,647)          (952)          (185)
                                                                    -----------    -----------    -----------
Cash flow provided by operations                                         53,228         86,262         68,207
                                                                    -----------    -----------    -----------
Cash flow from investing activities:
  Additions to property, plant and equipment                            (26,340)       (24,059)       (20,374)
  Investments in acquisitions and joint ventures                        (32,663)        (4,000)       (29,461)
Proceeds from the sale of marketable securities                                          7,351
                                                                    -----------    -----------    -----------
Cash flow used by investing activities                                  (59,003)       (20,708)       (49,835)
                                                                    -----------    -----------    -----------
Cash flow from financing activities:
  Net change in borrowings under revolving credit facilities              9,157        (20,461)        26,255
  Repurchase of senior notes and subordinated debt                                    (212,479)
  Payment of fees and other expenses related to
   Merger and Recapitalization                                                         (59,436)
  Borrowings under Bank Agreement                                                      750,000
  Net change in receivables sold                                                        10,000
  Decrease in borrowings under Bank Agreement                            (5,000)       (65,000)
  Proceeds from the issuance of senior  subordinated notes                             240,000
   Purchase of Amphenol Common Stock                                                (1,048,490)
  Sale of common stock related to Merger                                               341,041
  Treasury stock repurchases                                                                          (52,671)
                                                                    -----------    -----------    -----------
Cash flow provided by (used by) financing activities                      4,157        (64,825)       (26,416)
                                                                    -----------    -----------    -----------
Net change in cash and short-term cash investments                       (1,618)           729         (8,044)
Cash and short-term cash investments balance, beginning of period         4,713          3,984         12,028
                                                                    -----------    -----------    -----------
Cash and short-term cash investments balance, end of period         $     3,095    $     4,713    $     3,984
                                                                    ===========    ===========    ===========
Cash paid during the year for:
  Interest                                                          $    78,634    $    53,237    $    24,180
  Income taxes paid, net of refunds                                      26,024         20,623         54,765

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1 - Summary of Significant Accounting Policies

      Operations

      Amphenol Corporation ("Amphenol" or the "Company") is in two business segments which consist of manufacturing and selling interconnect products and assemblies, and manufacturing and selling cable products.

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

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

      Cash and Short-Term Cash Investments

      Cash and short-term cash investments consist of cash and liquid investments with an original maturity of less than three months.

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

      Excess of Cost Over Fair Value of Net Assets Acquired

      The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on the straight-line basis over a period of 40 years. Accumulated amortization was $108,674 and $96,973 at December 31, 1998 and 1997, respectively. Management continually reassesses the appropriateness of both the carrying value and remaining life of goodwill. Such reassessments are based on forecasting cash flows, on an undiscounted basis, and other factors. In the event an impairment is indicated, the amount of the impairment would be based on estimated discounted cash flows.

      Revenue Recognition

      Sales and related cost of sales are recognized upon shipment of products. Sales and related cost of sales under long-term contracts with commercial customers and the U.S. Government are recognized as units are delivered or services provided.

      Retirement Pension Plans

      Costs for retirement pension plans include current service costs and amortization of prior service costs over periods of up to thirty years. It is the Company's policy to fund current pension costs taking into consideration minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees' service with the Company as well as amortization of a transition obligation recognized on adoption of the accounting principle.

      Income Taxes

      Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested.

      Research and Development

      Research, development and engineering expenditures for the creation and application of new and improved products and processes were $17,669, $15,313 and $14,550, excluding customer sponsored programs representing expenditures of $523, $214 and $927, for the years 1998, 1997 and 1996, respectively.

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

      Net Income per Common Share

      Net income per common share is based on the net income for the period divided by the weighted average common shares outstanding. Net income per common share assuming dilution assumes the exercise of outstanding, dilutive stock options using the treasury stock method.

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

      The Merger and related transactions have been recorded as a recapitalization ("Merger and Recapitalization"). Expenses of $17,644 related to the repurchase of the Company's common stock have been reflected as a reduction of additional paid-in capital; other expenses of approximately $2,500, primarily relating to the buyout of certain stock options, are reflected in the accompanying Consolidated Statement of Income. In conjunction with the Merger and Recapitalization, the Company recorded the costs associated with early extinguishment of debt of $12,845, net of tax, as an extraordinary item in the accompanying Consolidated Statement of Income. Such costs included the premium associated with redemption of the Company's 10.45% Senior Notes and 12 3/4% Subordinated Debentures and the write off of unamortized deferred debt issuance costs. Supplemental earnings per share for 1997 assuming the Merger and Recapitalization was completed at January 1, 1997, and excluding the impact of related non-recurring expenses, is $1.98 per share.

Note 3 - Long-Term Debt

      Long-term debt consists of the following:

                                                                                        December 31,
----------------------------------------------------------------------------------------------------
                                           Interest Rate at
                                          December 31, 1998     Maturity           1998         1997
----------------------------------------------------------------------------------------------------
Bank Agreement:
   Term loan                                          7.35%    2000-2006       $680,000     $685,365
   Revolving credit facility                          7.12%         2004         19,500
Senior subordinated notes                            9.875%         2007        240,000      240,000
Notes payable to foreign banks and other debt    1.0%-21.0%    1999-2004         14,624       12,124
                                                                               --------     --------
                                                                                954,124      937,489
Less current portion                                                              1,655          212
                                                                               --------     --------
Total long-term debt                                                           $952,469     $937,277
                                                                               ========     ========
----------------------------------------------------------------------------------------------------

      In conjunction with the Merger and Recapitalization, the Company entered into a $900,000 Bank Agreement with a syndicate of financial institutions, comprised of a $150,000 revolving credit facility that expires in the year 2004 and a $750,000 term loan facility - $350,000 (Tranche A) maturing over a seven-year period ending 2004, $200,000 (Tranche B) maturing in 2005 and $200,000 (Tranche C) maturing in 2006. In October 1997, the Company negotiated a significant amendment and restatement to the term loan under the Bank Agreement. The amendment extinguished the Tranche B and C indebtedness with borrowings under a new $375,000 Term Loan Tranche B with required amortization in 2005 and 2006. In conjunction with the amendment and restatement, the Company incurred an extraordinary loss, net of tax, of $11,702 for the write off of unamortized deferred debt issuance costs. At December 31, 1998, the Company had prepaid $70,000 of the original term loan. Availability under the revolving credit facility at December 31, 1998 was $128,478, after reduction of $2,022 for outstanding letters of credit.

      At December 31, 1998, interest under the Bank Agreement generally accrues at .25% to .75% over prime or 1.50% to 2.0% over LIBOR at the Company's option. The Company also pays certain annual agency and commitment fees. At December 31, 1998, the Company had interest rate protection in the form of swap agreements that effectively fixed the Company's LIBOR interest rate on $450,000 of floating rate bank debt at 5.76%. Such agreements are in effect to the extent that LIBOR remains below 7% for $300,000 of debt and remains below 8% for an additional $150,000 of debt. These agreements expire in July 2002.

      The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, (i) incurring debt,
(ii) creating or incurring liens, (iii) making other investments, (iv) acquiring or disposing of assets, (v) capital expenditures, and (vi) restricted payments, including dividends on the Company's common stock.

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

      The maturity of the Company's long-term debt over each of the next five years ending December 31, is as follows: 1999 - $1,655; 2000 - $16,573; 2001 -
$49,151; 2002 - $61,504; 2003 - $82,026.

Note 4 - Income Taxes

      The components of income before income taxes and extraordinary item and the provision for income taxes are as follows:

                                                         Year Ended December 31,
--------------------------------------------------------------------------------
                                                 1998          1997         1996
--------------------------------------------------------------------------------
Income before taxes and extraordinary item:
  United States                              $ 18,725      $ 45,354     $ 67,889
  Foreign                                      45,258        41,820       41,776
                                             --------      --------     --------
                                             $ 63,983      $ 87,174     $109,665
                                             ========      ========     ========
Current provision:
  United States                              $ 10,002      $ 21,857     $ 24,174
  Foreign                                      17,651        12,611       15,993
                                             --------      --------     --------
                                               27,653        34,468       40,167
                                             --------      --------     --------
Deferred provision:
  United States                              $    745      $  1,407     $  1,884
  Foreign                                        (925)           35           36
                                             --------      --------     --------
                                                 (180)        1,442        1,920
                                             --------      --------     --------
Total provision for income taxes             $ 27,473      $ 35,910     $ 42,087
                                             ========      ========     ========
--------------------------------------------------------------------------------

      At December 31, 1998, the Company had $19,253 of foreign tax loss carryforwards, of which $1,768 expire at various dates through 2003 and the balance can be carried forward indefinitely, and $450 of tax credit carryforwards that expire between the years 1999 and 2011. Accrued income tax liabilities of $5,667 and $8,251 at December 31, 1998 and 1997, respectively, are included in other accrued expenses in the Consolidated Balance Sheet.

      Differences between the U.S. statutory federal tax rate and the Company's effective income tax rate are analyzed below:

                                                                                    Year Ended December 31,
------------------------------------------------------------------------------------------------------------
                                                                                     1998     1997     1996
------------------------------------------------------------------------------------------------------------
U.S. statutory federal tax rate                                                      35.0%    35.0%    35.0%
State and local taxes                                                                 2.1      1.4      1.5
Non-deductible purchase accounting differences                                        6.4      4.5      3.7
Foreign tax provisions (benefit) at rates different from the U.S. statutory rate      1.4     (2.2)      .5
Tax cost (benefit) of foreign dividend income, net of related tax credits             1.4      3.1     (2.6)
Valuation allowance                                                                   (.9)      .1     (4.1)
Other                                                                                (2.5)     (.7)     4.4
                                                                                     ----     ----     ----
Effective tax rate                                                                   42.9%    41.2%    38.4%
                                                                                     ====     ====     ====

      The Company's deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

                                                         December 31,
                                                    -----------------
                                                       1998      1997
                                                    -------   -------
               Deferred tax assets:
                 Accrued liabilities and reserves   $ 4,415   $ 5,583
                 Operating loss carryforwards         7,298     7,214
                 Foreign tax credit carryforwards       450       348
                 Employee benefits                    2,221     1,933
                                                    -------   -------
                                                    $14,384   $15,078
                                                    =======   =======
               Deferred tax liabilities:
                 Depreciation                       $ 7,399   $ 8,031
                 Prepaid pension costs                6,103     6,984
                                                    -------   -------
                                                    $13,502   $15,015
                                                    =======   =======

      A valuation allowance of $9,182 and $9,731 at December 31, 1998 and 1997, respectively, has been recorded which relates primarily to foreign net operating loss carryforwards, tax credits and certain deferred tax deductions for which a tax benefit is less likely than not to be received. The net change in the valuation allowance for deferred tax assets was a reduction of $549 in 1998 and an increase of $1,547 in 1997. The net change in the valuation allowance was principally due to the expiration of tax credits in 1998 and the incurrence of foreign net operating loss carryforwards in 1997. Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the Consolidated Balance Sheet.

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

Note 5 - Benefit Plans and Other Postretirement Benefits

      The Company and its domestic subsidiaries had a number of defined benefit plans covering substantially all U.S. employees. Effective December 31, 1997, the individual U.S. plans were merged into one plan . The information presented below for U.S. plans for 1998 and 1997 is on the basis of the merged plans. Plan benefits are generally based on years of service and compensation. The plans are noncontributory, except for certain salaried employees. Certain foreign subsidiaries have defined benefit plans covering their employees. The following is a summary of the Company's defined benefit plans funded status as of the most recent actuarial valuations (December 31, 1998 and 1997).

                                                                                December 31, 1998                 December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Accumulated           Assets     Accumulated            Assets
                                                                        Benefits           Exceed        Benefits            Exceed
                                                                          Exceed      Accumulated          Exceed       Accumulated
                                                                          Assets         Benefits          Assets          Benefits
------------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year                             $  21,540        $ 178,982        $  23,691        $ 166,535
   Service cost                                                              768            3,697              744            3,225
   Interest cost                                                           1,450           12,692            1,403           12,358
   Plan participants' contributions                                                           272                               265
   Plan amendments                                                         4,797            1,678
   Actuarial (gain) loss                                                     762            7,955              (52)          10,819
   Settlements and curtailments                                                                                                (609)
   Foreign exchange                                                        1,717             (223)          (3,369)            (452)
   Benefits paid                                                            (935)         (14,538)            (877)         (14,837)
                                                                       ---------        ---------        ---------        ---------
   Benefit obligation at end of year                                      25,302          193,634           21,540          178,982
                                                                       ---------        ---------        ---------        ---------

Change in  plan assets:
   Fair value of plan assets at beginning of year                                         204,679                           178,839
   Actual return on plan assets                                                            32,065                            37,832
   Employer contribution                                                                       61                             3,458
   Plan participants' contributions                                                           272                               265
   Foreign exchange                                                                          (320)                             (878)
   Benefits paid                                                                          (14,538)                          (14,837)
                                                                       ---------        ---------        ---------        ---------
   Fair value of plan assets at end of year                                   --          222,219               --          204,679
                                                                       ---------        ---------        ---------        ---------

Funded status                                                            (25,302)          28,585          (21,540)          25,697
Unrecognized net actuarial (gain) loss                                     1,075           (9,236)             252           (4,046)
Unrecognized prior service cost                                                            10,076                             6,609
Unrecognized transition obligation net                                       167           (2,540)             177           (2,867)
                                                                       ---------        ---------        ---------        ---------
(Accrued) prepaid benefit cost                                         $ (24,060)       $  26,885        $ (21,111)       $  25,393
                                                                       =========        =========        =========        =========

                                                               Year Ended December 31,
--------------------------------------------------------------------------------------
                                                          1998        1997        1996
                                                      --------    --------    --------
Components of net pension cost:
  Service cost                                        $  4,465    $  3,969    $  3,723
  Interest cost                                         14,142      13,761      13,707
  Expected return on plan assets                       (18,038)    (35,321)    (16,193)
  Net amortization and deferral of actuarial losses        983      19,417       1,321
                                                      --------    --------    --------
Net pension cost                                      $  1,552    $  1,826    $  2,558
                                                      ========    ========    ========

--------------------------------------------------------------------------------------

      The weighted-average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.0% (7.25% in 1997 and 7.5% in 1996) and 3.0% (3.25% in
1997 and 3.50% in 1996), respectively. The expected long-term rate of return on assets was 10.5%. Plan assets consist primarily of U.S. equity and debt securities. The Company has also adopted an unfunded Supplemental Employee Retirement Plan ("SERP") which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $21,139 and $18,656 at December 31, 1998 and 1997, respectively. Such obligation is included in the Consolidated Balance Sheet and the tables above. Pension plans of certain of the Company's other international subsidiaries generally do not determine the actuarial value of accumulated benefits and the value of net assets on the basis shown above. The plans, in accordance with local practices, are generally unfunded. The vested benefit obligations of these plans are not significant.

      The Company maintains self insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company's share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company's obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation ("APBO") and the net postretirement benefit expense are not material in relation to the Company's financial condition or results of operations, management believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rates used in determining the APBO at December 31, 1998 and 1997 were 7.0% and 7.25%, respectively.

      Summary information on the Company's postretirement medical plans as of December 31, 1998 and 1997 is as follows:

                                                     December 31,
                                             --------------------
                                                 1998        1997
                                             --------    --------
Change in benefit obligation:
   Benefit obligation at beginning of year   $ 13,027    $ 13,102
   Service cost                                    72          65
   Interest cost                                  935         963
   Benefits and expenses paid by Amphenol      (2,616)     (2,092)
   Actuarial gain (loss)                        1,247         989
                                             --------    --------
   Benefit obligation at end of year         $ 12,665    $ 13,027
                                             ========    ========

Funded status                                $(12,665)   $(13,027)
Unrecognized net actuarial loss                 9,111       8,507
Unrecognized transition obligation                869         931
                                             --------    --------
Accrued benefit cost                         $ (2,685)   $ (3,589)
                                             ========    ========

                                                        Year ended December 31,
                                                       ------------------------
                                                         1998     1997     1996
                                                       ------   ------   ------
Components of net postretirement benefit cost:
   Service cost                                        $   72   $   65   $   36
   Interest cost                                          935      963    1,545
   Amortization of transition obligation                   62       62      424
   Net amortization and deferral of actuarial losses      961      733      729
                                                       ------   ------   ------
Net postretirement benefit cost                        $2,030   $1,823   $2,734
                                                       ======   ======   ======

Note 6 - Shareholders' Equity (Deficit)

      The Company had a stock option plan which authorized the granting of stock options by the Board of Directors for up to a maximum of 1,000,000 shares of Class A Common Stock (the "Old Plan"). In conjunction with the Merger and Recapitalization, all outstanding options under the Old Plan were cancelled and the holders of options with an exercise price less than $26.00 per share were paid the difference between $26.00 and the exercise price. Such amount for all of the then outstanding options was approximately $2.2 million. In May 1997, the Company adopted the 1997 Option Plan (the "New Plan") which authorizes the granting of stock options by a committee of the Board of Directors for up to a maximum of 1,200,000 shares of Common Stock. In May 1998, the New Plan was amended to increase the number of authorized shares to a maximum of 1,750,000. Options granted under the New Plan vest ratably over a period of five years from the date of grant and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the New Plan are generally subject to a Management Stockholders' Agreement which, among other things, places restrictions on the sale or transfer of such shares.

      Stock option plan activity for 1996, 1997, and 1998 was as follows:

--------------------------------------------------------------------------------------
                                             Old Plan        New Plan    Average Price
--------------------------------------------------------------------------------------
Options outstanding at December 31, 1995      313,844                        $18.48
Options granted                               173,600                         23.82
Options exercised                             (15,005)                        11.11
Options cancelled                             (49,001)                        21.53
                                             --------
Options outstanding at December 31, 1996      423,438                         20.58
Options granted                                              1,190,176        26.12
Options exercised                             (14,001)                        13.15
Options cancelled                            (409,437)         (11,750)       20.47
                                             --------        ---------
Options outstanding at December 31, 1997         --          1,178,426        26.12
Options granted                                  --            240,460        50.82
Options cancelled                                --           (148,450)       51.36
                                             --------        ---------
Options outstanding at December 31, 1998         --          1,270,436       $27.85
                                             ========        =========

      The following table summarizes information about stock options outstanding at December 31, 1998:

                              Options Outstanding          Options Exercisable
                     -----------------------------------   --------------------
                                      Average                           Average
     Exercise Price     Shares         Price        Term     Shares      Price
     --------------  ---------        -------       ----     -------    -------
          $26.00     1,137,676        $26.00        8.38     227,535    $26.00
           32.00        66,060         32.00        9.82        --         --
           39.93        10,000         39.93        8.63       2,000     39.93
           58.00        56,700         58.00        9.27        --         --

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

                                                              1998      1997      1996
                                                              ----      ----      ----
         Income before
         extraordinary item           As reported          $36,510   $51,264   $67,578
                                      Pro forma             34,075    49,704    66,884

         Income per share
         before extraordinary item    As reported            $2.07     $1.84     $1.45
                                      Pro forma               1.93      1.79      1.43

         Income per share
         before extraordinary item
           - assuming dilution        As reported            $2.03     $1.83     $1.45
                                      Pro forma               1.90      1.78      1.43

         Net income                   As reported          $36,510   $26,717   $67,578
                                      Pro forma             34,075    25,157    66,884

         Net income per share         As reported            $2.07     $ .96     $1.45
                                      Pro forma               1.93       .90      1.43

         Net income per share
           - assuming dilution        As reported            $2.03     $ .95     $1.45
                                      Pro forma               1.90       .90      1.43

      The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           1998        1997       1996
                                           ----        ----       ----
         Risk free interest rate            5.1%        5.4%       6.1%
         Expected life                   4 years     4 years    4 years
         Expected volatility                 30%       30.0%      30.0%
         Expected dividend yield             --          --         --

      The weighted-average fair values of options granted during 1998, 1997 and 1996 were $16.69, $8.36 and $7.98, respectively.

      Activity in the Company's Accumulated Other Comprehensive Income accounts for 1996, 1997 and 1998 is as follows:

                                                                            Cumulative
                                                          Cumulative          Minimum       Accumulated
                                        Cumulative       Appreciation         Pension          Other
                                        Translation      in Marketable       Liability      Comprehensive
                                        Adjustment         Securities        Adjustment        Income
                                        ----------         ----------        ----------        ------
Balance December 31, 1995                  $(2,412)          $ 4,772          $(7,571)         $(5,211)
  Translation adjustments                      647                                                 647
  Change in appreciation in market
     value of marketable securities
     available-for-sale                                       (1,085)                           (1,085)
  Change in minimum pension
     liability adjustment                                                       1,762            1,762
                                           -------           -------          -------          -------
Balance December 31, 1996                   (1,765)            3,687           (5,809)          (3,887)
  Translation adjustments                   (8,147)                                             (8,147)
  Change in appreciation in market
     value of marketable securities
     available-for-sale                                       (1,140)                           (1,140)
  Sale of available-for-sale
     securities                                               (2,547)                           (2,547)
  Change in minimum pension
     liability adjustment                                                       5,809            5,809
                                           -------           -------          -------          -------
Balance December 31, 1997                   (9,912)             --               --             (9,912)
  Translation adjustments                    2,704                                               2,704
                                           -------           -------          -------          -------
Balance December 31, 1998                  $(7,208)             --               --            $(7,208)
                                           =======           =======          =======          =======

Note 7 - Leases

      At December 31, 1998, the Company was committed under operating leases which expire at various dates through 2008. Total rent expense under operating leases for the years 1998, 1997, and 1996 was $13,927, $11,495 and $12,216 respectively.

      Minimum lease payments under non-cancelable operating leases are as follows:

                1999                           $12,535
                2000                             9,322
                2001                             6,586
                2002                             4,763
                2003                             2,857
                Beyond 2003                      2,109
                                               -------
                  Total minimum obligation     $38,172
                                               =======

Note 8 - Reportable Business Segments and International Operations

      The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 herein. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products.

                              Interconnect products                  Cable
                                 and assemblies                     products                           Total
                         ------------------------------   ------------------------------   ------------------------------
                           1998       1997       1996       1998       1997       1996       1998       1997       1996
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Net Sales
   - external            $718,109   $679,887   $585,033   $200,768   $204,461   $191,188   $918,877   $884,348   $776,221
   - intersegment             358        102         76      7,189      5,037      4,462      7,547      5,139      4,538
Depreciation and
   amortization            18,235     15,029     13,110      3,039      2,960      2,306     21,274     17,989     15,416
Segment operating
   income                 135,739    132,520    102,937     31,880     39,313     43,818    167,619    171,833    146,755
Segment assets            311,892    256,380    232,765     55,119     58,743     51,129    367,011    315,123    283,894
Additions to property,
   plant and equipment     22,483     21,275     17,654      3,834      2,666      3,388     26,317     23,941     21,042

Reconciliation of segment operating income to consolidated income before taxes and extraordinary item:

                                                  1998         1997         1996
                                               ---------    ---------    ---------
Segment operating income                       $ 167,619    $ 171,833    $ 146,755
Amortization of goodwill                         (11,701)     (11,316)     (10,962)
Interest expense                                 (81,199)     (64,713)     (24,617)
Headquarters' expense and other net expenses     (10,736)      (8,630)      (1,511)
                                               ---------    ---------    ---------
Consolidated income before taxes
   and extraordinary item                      $  63,983    $  87,174    $ 109,665
                                               =========    =========    =========

Reconciliation of segment assets to consolidated total assets:

                              1998       1997       1996
                            --------   --------   --------
Segment assets              $367,011   $315,123   $283,894
Goodwill                     360,265    339,223    346,583
Other unallocated assets      80,125     82,808     80,185
                            --------   --------   --------
Consolidated total assets   $807,401   $737,154   $710,662
                            ========   ========   ========

Geographic information:

                                                                   Land and
                              Net Sales                       depreciable assets
                -----------------------------------    ---------------------------------
                   1998         1997         1996         1998        1997        1996
                ---------    ---------    ---------    ---------   ---------   ---------
United States   $ 591,377    $ 581,278    $ 503,385    $  70,072   $  64,020   $  60,413
Europe            245,057      230,923      233,670       43,301      36,519      33,761
Other             155,350      133,355       92,689       13,406      11,053       7,901
Eliminations      (72,907)     (61,208)     (53,523)
                ---------    ---------    ---------    ---------   ---------   ---------
Total           $ 918,877    $ 884,348    $ 776,221    $ 126,779   $ 111,592   $ 102,075
                =========    =========    =========    =========   =========   =========

--------------------------------------------------------------------------------
      Revenues by geographic area are based on origin of shipment. The Company had export sales from the United States operations of approximately $58,000, $88,000 and $80,000 in 1998, 1997 and 1996, respectively.

Note 9 - Other Expenses, net

      Other income (expense) is comprised as follows:

                                                    Year Ended December 31,
---------------------------------------------------------------------------
                                                 1998       1997       1996
                                              -------    -------    -------
Interest income                               $   121    $   234    $   784
Foreign currency transaction gains              1,445      1,283        339
Program fees on sale of accounts receivable    (4,121)    (3,671)    (3,504)
Minority interests                               (849)    (1,042)      (251)
Gain on sale of marketable securities                      3,917
Agency and commitment fees                       (705)      (678)      (257)
Other                                            (436)    (1,104)      (807)
                                              -------    -------    -------
                                              $(4,545)   $(1,061)   $(3,696)
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

      Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At December 31, 1998, approximately $15,000 of total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

      A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At December 31, 1998 and 1997, approximately $60,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

Note 11 - Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and short-term cash investments: The carrying amount approximates fair value because of the short maturity of those instruments.

      Long-term debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1998 and 1997, based on market quotes for the same or similar securities it is estimated that the Company's 9 7/8% Subordinated Debentures were trading at a premium of 5% over book value. The book value of the Company's other long-term debt approximates fair value.

      Investments: The Company periodically uses derivative financial instruments. The instruments are primarily used to manage defined interest rate risk, and to a lesser extent foreign exchange and commodity risks arising out of the Company's core activities. In 1997, the Company entered into interest rate swaps to limit exposure to interest rate fluctuations on the Company's floating rate bank debt. At December 31, 1998 and 1997, the Company had $450,000 of interest rate swaps outstanding as described in Note 3. While it is not the Company's intention to terminate the interest rate swap agreements, the fair values were estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. These fair values indicated that termination of the agreements at December 31, 1998 and 1997 would have resulted in a pretax loss of $12,829 and $3,085, respectively. Due to the volatility of interest rates, these estimated results may or may not be realized.

      The Company does not utilize financial instruments for trading or other speculative purposes. It is estimated that the carrying value of the Company's other financial instruments at December 31, 1998 and 1997 approximates fair value.

Note 12 - Selected Quarterly Financial Data (Unaudited)

                                                                                         Three Months Ended
-----------------------------------------------------------------------------------------------------------
                                                   March 31         June 30    September 30     December 31
-----------------------------------------------------------------------------------------------------------
1998
Net sales                                          $228,541        $227,942        $229,018        $233,376
Gross profit, including depreciation                 74,397          74,621          72,813          72,892
Net income                                            9,673          10,355           8,212           8,270
Net income per share                                    .55             .59             .46             .46
Net income per share assuming dilution                  .54             .58             .46             .46
Stock price - High                                       64          61 5/8          44 1/8         35 1/16
            - Low                                    53 1/4              39        29 13/16          27 1/2

1997
Net sales                                          $211,773        $226,996        $223,494        $222,085
Gross profit, including depreciation                 69,583          75,682          74,002          74,069
Income before extraordinary items                    17,497          15,774           8,559           9,434
Income per share before extraordinary item              .39             .50             .49             .54
Income per share before extraordinary item
  assuming dilution                                     .39             .49             .48             .53
Net income  (loss)                                   17,497           2,929           8,559          (2,268)
Net income (loss) per share                             .39             .09             .49            (.13)
Net income (loss) per share assuming dilution           .39             .09             .48            (.13)
Stock price  - High                                      26          38 7/8          43 1/2              56
             - Low                                   21 3/4          24 1/8         39 1/16              44

1996
Net sales                                          $194,822        $198,921        $184,876        $197,602
Gross profit, including depreciation                 66,639          67,816          63,523          66,539
Net income                                           16,940          17,408          16,697          16,533
Net income per share (1)                                .36             .37             .36             .37
Stock price - High                                       26          27 5/8          22 7/8              23
            - Low                                    20 1/8          19 7/8          18 3/4              19
-----------------------------------------------------------------------------------------------------------

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

      The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part I of this Form 10-K in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Consolidated Financial Statements                                   Page

Report of Management                                                          19

Independent Auditors' Reports                                                 19

Consolidated Statement of Income -
    Years Ended December 31, 1998, December 31, 1997, and December 31, 1996   20

Consolidated Balance Sheet -
    December 31, 1998 and December 31, 1997                                   21

Consolidated Statement of Changes in Shareholders' Equity (Deficit) -
    Years Ended December 31, 1998, December 31, 1997, and
    December 31, 1996                                                         22

Consolidated Statement of Cash Flow -
    Years Ended December 31, 1998, December 31, 1997, and December 31, 1996   23

Notes to Consolidated Financial Statements                                    24

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 1998

All financial statement schedules are omitted because they are not applicable or required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) Listing of Exhibits

2.1 Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).*

2.2 Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).*

3.1 Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation) (filed as Exhibit 3.1 to the June 30, 1997 10-Q).*

3.2 By-Laws of the Company as of May 19, 1997 - NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*

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

10.4  1997 Amphenol Incentive Plan (filed as Exhibit 10.13 to the 1996 10-K).*

10.5 1998 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 1997 10-K).*

10.6  1999 Amphenol Incentive Plan.

10.7 Pension Plan for Employees of Amphenol Corporation as amended and restated effective December 31, 1997.

----------
* Incorporated herein by reference as stated.

10.8 First amendment to the Pension Plan for Employees of Amphenol Corporation dated October 1, 1998.

10.9 Second Amendment to the Pension Plan for Employees of Amphenol Corporation dated February 4, 1999.

10.10 Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*

10.11 LPL Technologies Inc. and Affiliated Companies Employee Savings/401 (k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*

10.12 Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*

10.13 Amphenol Corporation Directors' Deferred Compensation Plan (filed as
      Exhibit 10.11 to the December 31, 1997 10-K).*

10.14 Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.15 Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*

10.16 Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).*

10.17 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*

10.18 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*

10.19 Management Stockholder's Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*

10.20 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as
      Exhibit 10.16 to the June 30, 1997 10-Q).*

10.21 Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*

----------
* Incorporated herein by reference as stated.

10.22 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*

10.23 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19,1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*

10.24 Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*

10.25 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26,1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*

10.26 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30,1997 10-Q).*

10.27 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).*

10.28 First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, the Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).*

11    Statement regarding computation of per share earnings.

12    Statement regarding computation of ratio of earnings to fixed charges.

16 Letter regarding change in Certifying Accountant (filed as Exhibit 16 to the June 20, 1997 Current Report on Form 8-K).*

21    Subsidiaries of the Company.

23    Consent of PricewaterhouseCoopers LLP.

27    Financial Data Schedule.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

----------
* Incorporated herein by reference as stated.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 29th day of March 1999.

                                              AMPHENOL CORPORATION

                                              /s/ Martin H. Loeffler
                                              ---------------------------------
                                                Martin H. Loeffler
                                                Chairman, Chief Executive
                                                Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature                       Title                             Date

/s/ Martin H. Loeffler          Chairman, Chief                   March 29, 1999
    Martin H. Loeffler          Executive Officer
                                and President
                                (Principal Executive Officer)

/s/ Edward G. Jepsen            Chief Financial Officer           March 29, 1999
    Edward G. Jepsen            (Principal Financial Officer and
                                Principal Accounting Officer)

/s/ Andrew Clarkson             Director                          March 29, 1999

/s/ G. Robert Durham            Director                          March 29, 1999

/s/ Henry R. Kravis             Director                          March 29, 1999

/s/ Marc S. Lipschultz          Director                          March 29, 1999

/s/ Michael W. Michelson        Director                          March 29, 1999

/s/ George R. Roberts           Director                          March 29, 1999