Form 10-Q
period 1999-03-31
AMPHENOL CORP /DE/
filed 1999-05-14
CIK 820313

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________to ________________



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



   Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

   As of April 1, 1999, the total number of shares outstanding of Class A Common Stock was 17,863,504. There are no shares outstanding of Class B Common Stock.

                              AMPHENOL CORPORATION


                            Index to Quarterly Report
                                  on Form 10-Q


                                                                          Page
                                                                          ----
Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheet
              March 31, 1999 and December 31, 1998                          3

              Condensed Consolidated Statement of Income
              Three months ended March 31, 1999 and 1998                    5

              Condensed Consolidated Statement of Changes
                in Shareholders' Deficit
              Three months ended March 31, 1999                             6

              Condensed Consolidated Statement of Changes
                in Shareholders' Deficit
              Three months ended March 31, 1998                             7

              Condensed Consolidated Statement of Cash Flow
              Three months ended March 31, 1999 and 1998                    8

              Notes to Condensed Consolidated Financial
              Statements                                                    9

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              12

    Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                15

Part II       Other Information

    Item 1.   Legal Proceedings                                            16

    Item 2.   Changes in Securities                                        16

    Item 3.   Defaults upon Senior Securities                              16

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        16

    Item 5.   Other Information                                            16

    Item 6.   Exhibits and Reports on Form 8-K                             16

Signatures                                                                 20


                          Part I. Financial Information

Item 1.  Financial Statements



                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)


                                                   March 31,      December 31,
                                                     1999             1998
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S
Current Assets:
  Cash and short-term cash investments.........   $  3,791         $  3,095
  Accounts receivable, less allowance
    for doubtful accounts of $1,957
    and $1,832, respectively...................     97,152           83,065
  Inventories..................................    184,995          184,424
  Prepaid expenses and other assets............     17,541           17,089
                                                  --------         --------

Total current assets...........................    303,479          287,673
                                                  --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $189,651 and $190,047, respectively..........    123,359          126,779
Deferred debt issuance costs...................     16,092           16,783
Excess of cost over fair value of net
  assets acquired..............................    363,577          360,265
Other assets...................................     14,523           15,901
                                                  --------         --------
                                                  $821,030         $807,401
                                                  ========         ========


     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)


                                                   March 31,      December 31,
                                                     1999             1998
                                                  -----------     ------------
                                                  (Unaudited)
       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..............................   $  72,211        $  67,885
  Accrued interest..............................      16,344           11,306
  Other accrued expenses........................      48,645           43,319
  Current portion of long-term debt.............       1,714            1,655
                                                   ---------        ---------

Total current liabilities.......................     138,914          124,165
                                                   ---------        ---------

Long-term debt..................................     946,870          952,469
Deferred taxes and other liabilities............      24,072           23,024

Shareholders' Deficit:
  Common stock..................................          18               18
  Additional paid-in deficit....................    (499,883)        (499,928)
  Accumulated earnings..........................     223,100          214,861
  Accumulated other comprehensive loss..........     (12,061)          (7,208)
                                                   ---------        ---------

Total shareholders' deficit.....................    (288,826)        (292,257)
                                                   ---------        ---------

                                                   $ 821,030        $ 807,401
                                                   =========        =========


     See accompanying notes to condensed consolidated financial statements.

                             AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                  (dollars in thousands, except per share data)


                                                       Three months ended
                                                            March 31,
                                                     ----------------------
                                                        1999         1998
                                                      --------     --------
Net sales.......................................   $   237,164  $   228,541
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       157,289      149,069
  Depreciation and amortization expense.........         6,885        5,405
  Selling, general and administrative expense...        34,262       32,684
  Amortization of goodwill......................         3,078        2,828
                                                   -----------  -----------
Operating income................................        35,650       38,555

Interest expense................................       (19,812)     (20,302)
Other expenses, net.............................        (1,233)      (1,079)
                                                   -----------  -----------

Income before income taxes......................        14,605       17,174
Provision for income taxes......................         6,366        7,501
                                                   -----------  -----------

Net income......................................   $     8,239  $     9,673
                                                   ===========  ===========

Net income per common share.....................   $       .46  $       .55
                                                   ===========  ===========

Average common shares outstanding...............    17,862,341   17,533,799
                                                   ===========  ===========

Net income per common share
  assuming dilution.............................   $       .46  $       .54
                                                   ===========  ===========

Average common shares outstanding
  assuming dilution.............................    18,031,325   17,941,716
                                                   ===========  ===========



     See accompanying notes to condensed consolidated financial statements.

                                        AMPHENOL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                      IN SHAREHOLDERS' DEFICIT
                              for the three months ended March 31, 1999
                                            (Unaudited)
                                       (dollars in thousands)


                                                                                         Accumulated
                                               Additional                                  Other           Total
                                     Common     Paid-in     Comprehensive  Accumulated  Comprehensive  Shareholders'
                                     Stock      Deficit        Income       Earnings        Loss          Deficit
                                    --------    --------      --------      --------      --------       --------
Beginning balance
  at December 31, 1998...........        $18   $(499,928)                   $214,861       $(7,208)     $(292,257)

Comprehensive income:
  Net income.....................                           [  $ 8,239  ]      8,239                        8,239
                                                               -------
  Other comprehensive loss, net of tax:
    Foreign currency translation
      adjustment.................                               (4,853)                     (4,853)        (4,853)
                                                               -------
Comprehensive income.............                           [  $ 3,386  ]
                                                               =======
Other adjustments................                     45                                                       45
                                         ---   ---------                    --------      --------      ---------
Ending balance at March 31, 1999.        $18   $(499,883)                   $223,100      $(12,061)     $(288,826)
                                         ===   =========                    ========      ========      =========


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


                                                                                         Accumulated
                                               Additional                                  Other           Total
                                     Common     Paid-in     Comprehensive  Accumulated  Comprehensive  Shareholders'
                                     Stock      Deficit        Income       Earnings        Loss          Deficit
                                    --------    --------      --------      --------      --------       --------
Beginning balance
  at December 31, 1997...........        $18   $(511,582)                   $178,351       $(9,912)     $(343,125)

Comprehensive income:
  Net income.....................                           [  $ 9,673  ]      9,673                        9,673
                                                               -------
  Other comprehensive loss, net of tax:
    Foreign currency translation
      adjustment.................                               (1,332)                     (1,332)        (1,332)
                                                               -------
Comprehensive income.............                           [  $ 8,341  ]
                                                               =======
Other adjustments................                     40                                                       40
                                         ---   ---------                    --------      --------      ---------
Ending balance at March 31, 1998.        $18   $(511,542)                   $188,024      $(11,244)     $(334,744)
                                         ===   =========                    ========      ========      =========



     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)


                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1999         1998
                                                      --------     --------
Net income.......................................      $ 8,239      $ 9,673
Adjustments for cash from operations:
  Depreciation and amortization..................        9,963        8,233
  Amortization of deferred debt issuance costs...          691          686
  Net change in non-cash components of
   working capital...............................       (6,365)      (3,793)
                                                       -------      -------

Cash flow provided by operations.................       12,528       14,799
                                                       -------      -------

Cash flow from investing activities:
  Capital additions, net.........................       (5,595)      (7,569)
  Investment in acquisition......................       (1,416)         -
                                                       -------      -------
Cash flow used by investing activities...........       (7,011)      (7,569)
                                                       -------      -------

Cash flow from financing activities:
  Net change in borrowings under revolving
      credit facilities..........................       (4,821)        (855)
  Decrease in long-term debt.....................          -         (5,000)
                                                       -------      -------
Cash flow used by financing activities...........       (4,821)      (5,855)
                                                       -------      -------

Net change in cash and short-term
  cash investments...............................          696        1,375
Cash and short-term cash investments
  balance, beginning of period...................        3,095        4,713
                                                       -------      -------

Cash and short-term cash investments
  balance, end of period.........................      $ 3,791      $ 6,088
                                                       =======      =======

Cash paid during the period for:
  Interest.......................................      $14,058      $12,674
  Income taxes (refunded) paid, net..............         (110)       3,653



     See accompanying notes to condensed consolidated financial statements.

                             AMPHENOL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Note 1 - Principles of Consolidation and Interim Financial Statements
---------------------------------------------------------------------
   The condensed consolidated balance sheet as of March 31, 1999 and December 31, 1998, and the related condensed consolidated statements of income and of changes in shareholders' deficit and of cash flow for the three months ended March 31, 1999 and 1998 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report on Form 10-K.


Note 2 - Inventories
--------------------
Inventories consist of:


                                                  March 31,      December 31,
                                                     1999            1998
                                                  ---------      ------------
                                                 (Unaudited)
          Raw materials and supplies.........     $ 26,233         $ 24,806
          Work in process....................      115,924          114,035
          Finished goods.....................       42,838           45,583
                                                  --------         --------
                                                  $184,995         $184,424
                                                  ========         ========


Note 3 - Reportable Business Segments (Unaudited)
-------------------------------------------------
   The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the three months ended March 31, 1999 and 1998 are as follows:


                        Interconnect
                          products             Cable
                       and assemblies         products              Total
                      ----------------    ----------------    ----------------
                       1999      1998      1999      1998      1999      1998
                      ------    ------    ------    ------    ------    ------
Net sales
  - external........ $178,008  $178,327  $59,156   $50,214   $237,164  $228,541
  - intersegment....      156       140    2,150     1,605      2,306     1,745

Segment operating
  income............   29,623    36,153   10,910     7,164     40,533    43,317


Reconciliation of segment operating income to consolidated income before taxes for the three months ended March 31, 1999 and 1998:


                                   1999       1998
                                  ------     ------
Segment operating income....... $ 40,533   $ 43,317
Amortization of goodwill.......   (3,078)    (2,828)
Interest expense...............  (19,812)   (20,302)
Headquarters' expense and
  other net expenses...........   (3,038)    (3,013)
                                --------   --------
Consolidated income before
  income taxes................. $ 14,605   $ 17,174
                                ========   ========


Note 4 - Commitments and Contingencies
--------------------------------------
   In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial condition or results of operations.

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

   A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At March 31, 1999 and December 31, 1998, approximately $60,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet at those dates.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in thousands, except per share data)

Results of Operations
---------------------
Three months ended March 31, 1999 compared to three months ended March 31, 1998
-------------------------------------------------------------------------------

   Net sales increased approximately 4% to $237,164 in the first quarter of 1999 compared to sales of $228,541 for the same period in 1998. The increase is primarily attributable to increased sales of coaxial cable for cable television applications. Increased sales of interconnect products for communications applications were offset by declines in sales of interconnect products for aerospace and industrial applications such that overall sales of interconnect products were flat with the prior year. Currency translation had the effect of increasing sales in the first quarter 1999 by approximately $1.5 million when compared to exchange rates for the 1998 period.

   The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 31% for the three months ended March 31, 1999 compared to 33% for the 1998 period. The decrease in the gross profit margin is generally attributable to changes in product mix.

   Selling, general and administrative expenses as a percentage of net sales remained constant at approximately 14% for the three months ended March 31, 1999 compared to the 1998 period.

   Interest expense for the first quarter of 1999 was $19,812 compared to $20,302 for the first quarter of 1998. The decrease is primarily attributable to lower interest rates on the Company's term loan facility for the three months ended March 31, 1999 compared to the 1998 period.

   The provision for income taxes for the three months ended March 31, 1999 was $6,366 compared to $7,501 in 1998. The 1999 estimated effective tax rate of approximately 44% reflects federal, state and foreign taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources
-------------------------------

   Cash provided by operating activities was $12,528 in the quarter ended March 31, 1999 compared to $14,799 in the 1998 period. The decrease in cash flow relates primarily to a net increase in non-cash components of working capital.

   Cash from operating activities in 1999 and 1998 was used to fund capital expenditures of $5,595 and $7,569, and to repay indebtedness of $4,821 and $5,855, respectively.

   In conjunction with a Merger and Recapitalization in 1997, the Company entered into a $900 million Bank Agreement with a syndicate of financial institutions, comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility. The term loan facility includes a $350 million Tranche A maturing over a 7 year period ending 2004, and a $375 million Tranche B with required amortization in 2005 and 2006.

The credit agreement is secured by pledges of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, and the agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness, and restricted payments, including dividends on the Company's common stock. At March 31, 1999 there were $680 million of borrowings outstanding under the term loan facility. Availability under the revolving credit facility at March 31, 1999 was $131,782, after reduction of $3,718 for outstanding letters of credit.

   In July 1997, the Company entered into interest rate protection agreements that effectively fixed the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

   The Company's EBITDA as defined in the Bank Agreement was $47.2 million and $47.5 million for the three months ended March 31, 1999 and 1998, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles
(GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

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

Environmental Matters
---------------------
   Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

Recent Accounting Change
------------------------
   In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and its resulting designation. The Company is in the process of evaluating the effect this new standard will have on the Company's financial statements. The Company is required to adopt FAS 133 beginning January 1, 2000.

Information Systems and the Year 2000
-------------------------------------
   The Year 2000 issue is primarily the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. In 1996, the Company began a systematic review of all of its business information systems to ensure that the systems now in use worldwide will be Year 2000 compliant before the turn of the century. The Company has established a Year 2000 Program Management Group to provide overall guidance and direction for this compliance mission. Communications were initiated to all of the Company's business units focusing on the critical nature of this project and the Program Management Group has continually monitored the progress and status of each business unit. The Program Management Group has focused its efforts on four main areas: (1) information systems software and hardware; (2) non-information technology systems; (3) facilities equipment; and
(4) customer and vendor relationships. The Company expects its Year 2000 conversion project to be completed on a timely basis so as to not significantly impact business operations.

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

   The Company estimates the cost for its Year 2000 compliance efforts to be approximately $3.0 million, including the cost of new systems and system upgrades some of which will be capitalized. The cost is being funded through operating cash flows. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Such costs are not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

Euro Currency Conversion
------------------------
   On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. The Company is addressing issues associated with the Euro conversion and although the Company cannot predict the overall impact of the Euro conversion at this time, the Company does not expect that the Euro conversion will have a material adverse effect on its financial condition or results of operations.

Safe Harbor Statement
---------------------
   Statements in this report that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 1998 Annual Report on Form 10-K.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 1998 Annual Report on Form 10-K filed with the SEC.

                                    PART II
                               OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

        Reference is made to the Company's 1998 Annual Report on Form 10-K, (the "10-K").


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

10.5 1998 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 1997 10-K).**

10.6 1999 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 1998 10-K).**

10.7 Pension Plan for Employees of Amphenol Corporation as amended and restated effective December 31, 1997 (filed as Exhibit 10.7 to the December 31, 1998 10-K).**

10.8 First amendment to the Pension Plan for Employees of Amphenol Corporation dated October 1, 1998 (filed as Exhibit 10.8 to the December 31, 1998 10-K).**

10.9 Second amendment to the Pension Plan for Employees of Amphenol Corporation dated February 4, 1999 (filed as Exhibit 10.9 to the December 31, 1998 10-K).**

10.10 Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).**

10.11 LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).**

10.12 Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).**

10.13  Amphenol Corporation Directors' Deferred Compensation Plan (filed as
       Exhibit 10.11 to the December 31, 1997 10-K).**

10.14 Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).**

*   Filed herewith
**  Previously filed

10.15 Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).**

10.16 Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).**

10.17 Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).**

10.18 Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q.)**

10.19 Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).**

10.20  1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as
       Exhibit 10.16 to the June 30, 1997 10-Q).**

10.21 Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).**

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

      (b) Reports filed on Form 8-K

          There were no reports on Form 8-K filed for or during the first quarter ended March 31, 1999.































*   Filed herewith
**  Previously filed

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AMPHENOL CORPORATION





DATE:   May 14, 1999                              /s/ Edward G. Jepsen
      ---------------                             ------------------------------
                                                        Edward G. Jepsen
                                                  Executive Vice President and
                                                  Chief Financial Officer