Form 10-Q
period 1999-06-30
AMPHENOL CORP /DE/
filed 1999-08-13
CIK 820313

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

                                       or

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

   Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

   As of July 1, 1999, the total number of shares outstanding of Class A Common Stock was 17,864,636. There are no shares outstanding of Class B Common Stock.

                              AMPHENOL CORPORATION

                            Index to Quarterly Report
                                  on Form 10-Q

                                                                          Page
                                                                          ----

Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets
              June 30, 1999 and December 31, 1998                           3

              Condensed Consolidated Statements of Income
              Three and six months ended June 30, 1999 and 1998             5

              Condensed Consolidated Statement of Changes
                in Shareholders' Deficit
              Six months ended June 30, 1999                                6

              Condensed Consolidated Statement of Changes
                in Shareholders' Deficit
              Six months ended June 30, 1998                                7

              Condensed Consolidated Statements of Cash Flow
              Six months ended June 30, 1999 and 1998                       8

              Notes to Condensed Consolidated Financial
              Statements                                                    9

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              12

    Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk                                          15

Part II       Other Information

    Item 1.   Legal Proceedings                                            16

    Item 2.   Changes in Securities                                        16

    Item 3.   Defaults upon Senior Securities                              16

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        16

    Item 5.   Other Information                                            16

    Item 6.   Exhibits and Reports on Form 8-K                             16

Signatures                                                                 20

                          Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   June 30,       December 31,
                                                     1999             1998
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S

Current Assets:
  Cash and short-term cash investments..........   $  7,861         $  3,095
  Accounts receivable, less allowance
    for doubtful accounts of $2,178
    and $1,832, respectively....................    100,440           83,065
  Inventories...................................    188,502          184,424
  Prepaid expenses and other assets.............     20,366           17,089
                                                   --------         --------

Total current assets............................    317,169          287,673
                                                   --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $192,840 and $190,047, respectively...........    121,761          126,779
Deferred debt issuance costs....................     15,402           16,783
Excess of cost over fair value of net
  assets acquired...............................    363,146          360,265
Other assets....................................     11,577           15,901
                                                   --------         --------
                                                   $829,055         $807,401
                                                   --------         --------

                       See accompanying notes to condensed
                       consolidated financial statements.

                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   June 30,       December 31,
                                                     1999             1998
                                                  -----------     ------------
                                                  (Unaudited)
       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..............................   $ 73,886         $ 67,885
  Accrued interest..............................     10,313           11,306
  Other accrued expenses........................     51,820           43,319
  Current portion of long-term debt.............      1,654            1,655
                                                   --------         --------

Total current liabilities.......................    137,673          124,165
                                                   --------         --------

Long-term debt..................................    945,464          952,469
Deferred taxes and other liabilities............     26,278           23,024

Shareholders' Deficit:
  Common stock..................................         18               18
  Additional paid-in deficit....................   (499,838)        (499,928)
  Accumulated earnings..........................    233,563          214,861
  Accumulated other comprehensive loss..........    (14,103)          (7,208)
                                                   --------         --------

Total shareholders' deficit.....................   (280,360)        (292,257)
                                                   --------         --------

                                                   $829,055         $807,401
                                                   --------         --------

                       See accompanying notes to condensed
                       consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (dollars in thousands, except per share data)

                                                       Three months ended         Six months ended
                                                            June 30,                  June 30,
                                                     ----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                      --------     --------     --------     --------
Net sales.......................................      $247,438     $227,942     $484,602     $456,483
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       162,198      147,824      319,487      296,893
  Depreciation and amortization expense.........         7,064        5,832       13,949       11,237
  Selling, general and administrative expense...        35,797       32,297       70,059       64,981
  Amortization of goodwill......................         3,082        2,830        6,160        5,658
                                                      --------     --------     --------     --------
Operating income................................        39,297       39,159       74,947       77,714

Interest expense................................       (19,860)     (19,990)     (39,672)     (40,292)
Other expenses, net.............................        (1,355)        (903)      (2,588)      (1,982)
                                                      --------     --------     --------     --------

Income before income taxes......................        18,082       18,266       32,687       35,440
Provision for income taxes......................         7,619        7,911       13,985       15,412
                                                      --------     --------     --------     --------

Net income......................................      $ 10,463     $ 10,355     $ 18,702     $ 20,028
                                                      --------     --------     --------     --------

Net income per common share.....................          $.59         $.59        $1.05        $1.14
                                                          ----         ----        -----        -----

Average common shares outstanding...............    17,863,516   17,537,425   17,862,932   17,535,622
                                                    ----------   ----------   ----------   ----------

Net income per common share - assuming dilution.          $.58         $.58        $1.04        $1.12
                                                          ----         ----        -----        -----

Average common shares outstanding
  assuming dilution.............................    18,093,336   17,938,514   18,062,502   17,940,106
                                                    ----------   ----------   ----------   ----------

                       See accompanying notes to condensed
                       consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT
                     for the six months ended June 30, 1999
                                   (Unaudited)
                             (dollars in thousands)

                                                                                         Accumulated
                                              Additional                                    Other            Total
                                     Common     Paid-in     Comprehensive  Accumulated  Comprehensive     Shareholders'
                                     Stock      Deficit        Income       Earnings         Loss           Deficit
                                     ------     -------     -------------  -----------  -------------    -------------
Beginning balance
  at December 31, 1998...........        $18   ($499,928)                   $214,861       ($7,208)       ($292,257)

Comprehensive income:
  Net income.....................                             [$18,702]       18,702                         18,702
                                                               -------
  Other comprehensive loss,
      net of tax:
    Foreign currency translation
      adjustment.................                               (6,895)                     (6,895)          (6,895)
                                                               -------
Comprehensive income.............                             [$11,807]
                                                               =======
Other adjustments................                     90                                                         90
                                    --------    --------                    --------      --------         --------
Ending balance at June 30, 1999..        $18   ($499,838)                   $233,563      ($14,103)       ($280,360)
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

                                                                                         Accumulated
                                              Additional                                    Other            Total
                                     Common     Paid-in     Comprehensive  Accumulated  Comprehensive     Shareholders'
                                     Stock      Deficit        Income       Earnings         Loss           Deficit
                                     ------     -------     -------------  -----------  -------------    -------------
Beginning balance
  at December 31, 1997...........        $18   ($511,582)                   $178,351       ($9,912)        ($343,125)

Comprehensive income:
  Net income.....................                             [$20,028]       20,028                          20,028
                                                               -------
    Other comprehensive loss,
      net of tax:
    Foreign currency translation
      adjustment.................                                 (832)                       (832)             (832)
                                                               -------
Comprehensive income.............                             [$19,196]
                                                               =======

Other adjustments................                    115                                                         115
                                    --------    --------                    --------      --------         ---------
Ending balance at June 30, 1998..        $18   ($511,467)                   $198,379      ($10,744)        ($323,814)
                                    ========    ========                    ========      ========         =========

                       See accompanying notes to condensed
                       consolidated financial statements.

                              AMPHENOL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (dollars in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                         1999         1998
                                                       --------     --------
Net income.......................................      $ 18,702      $20,028
Adjustments for cash from operations:
 Depreciation and amortization...................        20,109       16,895
 Amortization of deferred debt issuance costs....         1,381        1,372
 Net change in non-cash components of
   working capital...............................       (16,441)     (18,325)
                                                        -------      -------
Cash flow provided by operations.................        23,751       19,970
                                                        -------      -------
Cash flow from investing activities:
  Capital additions, net.........................       (11,593)     (14,417)
  Investments in acquisitions....................        (1,416)     (12,067)
                                                        -------      -------
Cash flow used by investing activities...........       (13,009)     (26,484)
                                                        -------      -------
Cash flow from financing activities:
  Net change in borrowings under revolving
    credit facilities............................        (5,976)       9,724
  Decrease in borrowings under New Credit Facility          -         (5,000)
                                                        -------      -------
Cash flow (used by) provided by
  financing activities...........................        (5,976)       4,724
                                                        -------      -------
Net change in cash and short-term
  cash investments...............................         4,766       (1,790)
Cash and short-term cash investments
  balance, beginning of period...................         3,095        4,713
                                                        -------      -------
Cash and short-term cash investments
  balance, end of period.........................       $ 7,861      $ 2,923
                                                        =======      =======

Cash paid during the period for:
  Interest.......................................       $39,332      $38,030
  Income taxes paid, net of refunds..............         8,511       12,814

                       See accompanying notes to condensed
                       consolidated financial statements.

                              AMPHENOL CORPORATION
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 1 - Principles of Consolidation and Interim Financial Statements
---------------------------------------------------------------------
   The condensed consolidated balance sheets as of June 30, 1999 and December 31, 1998, and the related condensed consolidated statements of income for the three and six months ended June 30, 1999 and 1998 and of changes in shareholders' deficit and of cash flow for the six months ended June 30, 1999 and 1998 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report on Form 10-K.

Note 2 - Inventories
--------------------
Inventories consist of:

                                                   June 30,      December 31,
                                                     1999            1998
                                                  ---------      ------------
                                                 (Unaudited)
          Raw materials and supplies.........     $ 27,385         $ 24,806
          Work in process....................      117,909          114,035
          Finished goods.....................       43,208           45,583
                                                  --------         --------
                                                  $188,502         $184,424
                                                  --------         --------

Note 3 - Reportable Business Segments (Unaudited)
-------------------------------------------------
   The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the six months ended June 30, 1999 and 1998 are as follows:

                        Interconnect
                          products             Cable
                       and assemblies         products              Total
                      ----------------    ----------------    ----------------
                       1999      1998      1999      1998      1999      1998
                      ------    ------    ------    ------    ------    ------
Net sales
  - external........ $366,937  $358,593  $117,665   $97,890  $484,602  $456,483
  - intersegment....      323       202     4,491     3,660     4,814     3,862

Segment operating
  income............   61,960    72,696    23,309    14,190    85,269    86,886

Reconciliation of segment operating income to consolidated income before taxes for the six months ended June 30, 1999 and 1998:

                                   1999      1998
                                  ------    ------
Segment operating income....... $ 85,269  $ 86,886
Amortization of goodwill.......   (6,160)   (5,658)
Interest expense...............  (39,672)  (40,292)
Other net expenses.............   (6,750)   (5,496)
                                --------  --------
Consolidated income before
  income taxes................. $ 32,687  $ 35,440
                                --------  --------

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

   A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statements of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At June 30, 1999 and December 31, 1998, approximately $60,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets at those dates.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in thousands, except per share data)

Results of Operations
---------------------
Quarter and six months ended June 30, 1999 compared to the quarter and six
--------------------------------------------------------------------------
months ended June 30, 1998
--------------------------

   Net sales for the second quarter of 1999 increased 9% to $247,438 compared to $227,942 for the second quarter of 1998. Net sales for the six months ended June 30, 1999 were $484,602 compared to $456,483 for the comparable 1998 period. The increase in sales for the second quarter and six month 1999 periods is primarily attributable to increased sales of products and interconnect systems for wireless and broadband communication applications offset in part by a decline in interconnect products for aerospace applications. Currency translation had the effect of reducing sales in the second quarter 1999 by approximately $1.3 million and had no significant effect in the six month period 1999 when compared to exchange rates for the comparable 1998 periods.

   The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 31% for the three and six months ended June 30, 1999 compared to 33% for the 1998 periods. The decrease in the gross profit margin is generally attributable to changes in product mix.

   Selling, general and administrative expenses as a percentage of net sales remained relatively constant at approximately 14% for the second quarter and six months ended June 30, 1999 and 1998, respectively.

   Interest expense for the second quarter and six months decreased to $19,860 and $39,672 in 1999 from $19,990 and $40,292 in 1998, respectively. The decrease in both periods is primarily attributable to lower interest rates on the Company's term loan facility for the six months ended June 30, 1999 compared to the 1998 period.

   The provision for income taxes for the second quarter and six months was $7,619 and $13,985 in 1999 compared to $7,911 and $15,412 in 1998, respectively.
The 1999 estimated effective tax rate of approximately 43% reflects federal, state and foreign taxes.

Liquidity and Capital Resources
-------------------------------

   Cash provided by operating activities was $23,751 in the six months ended June 30, 1999 compared to $19,970 in the 1998 period. The increase in cash flow relates primarily to an increase in net income adjusted for depreciation and amortization charges and a net decrease in non-cash components of working capital.

   In 1999, cash from operating activities was used to fund capital expenditures of $11,593 and acquisitions of $1,416, and to repay indebtedness of $5,976. In 1998, cash from operating activities and borrowings under the credit facility were used to fund capital expenditures of $14,417 and acquisitions of $12,067.

   In conjunction with a Merger and Recapitalization in 1997, the Company entered into a $900 million Bank Agreement with a syndicate of financial institutions, comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility. The term loan facility includes a $350 million Tranche A maturing over a 7 year period ending 2004, and a $375 million Tranche B with required amortization in 2005 and 2006. The credit agreement is secured by pledges of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, and the agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness, and restricted payments, including dividends on the Company's common stock. At June 30, 1999 there were $680 million of borrowings outstanding under the term loan facility. Availability under the revolving credit facility at June 30, 1999 was $126,130, after reduction of $7,670 for outstanding letters of credit.

   In July 1997, the Company entered into interest rate protection agreements that effectively fixed the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

   The Company's EBITDA as defined in the Bank Agreement was $97.6 million and $96.0 million for the six months ended June 30, 1999 and 1998, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles
(GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund debt requirements.

   The Company's primary ongoing cash reqirements will be for debt service, capital expenditures and product development activities. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on Senior Subordinated Notes due 2007. The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its Common Stock. The Company expects that ongoing requirements for debt service, capital expenditures and product development activities will be funded by internally-generated cash flow and availability under the Company's revolving credit facility. The Company may also use cash to fund part or all of the cost of future acquisitions.

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

Recent Accounting Change
------------------------
   In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and its resulting designation. The Company is in the process of evaluating the effect this new standard will have on the Company's financial statements. The Company is required to adopt FAS 133, as amended by FAS 137, beginning January 1, 2001.

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

        Reference is made to the Company's 1998 Annual Report on Form 10-K, (the "10-K").

Item 2. CHANGES IN SECURITIES
           None

Item 3. DEFAULTS UPON SENIOR SECURITIES
           None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Annual Meeting of Stockholders was held on Wednesday, May 26, 1999.
(b) Not applicable.
(c) The following matters were submitted to and approved by the stockholders:

   (i) The election of two directors, G. Robert Durham and George R. Roberts for a three year term expiring in the year 2002. For G. Robert Durham, the votes were cast as follows: For - 14,814,663, Against - 0; Authority Withheld - 20,419. For George R. Roberts, the votes were cast as follows: For - 14,776,163, Against - 0; Authority Withheld - 58,919.

   (ii) Ratification of Deloitte & Touche LLP as independent accountants of the Company. The votes were cast as follows: For - 14,824,996, Against - 9,751; Abstentions - 335.

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

10.5 1998 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 1997 10-K).**

10.6 1999 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 1998 10-K).**

10.7 Pension Plan for Employees of Amphenol Corporation as amended and restated effective December 31, 1997 (filed as Exhibit 10.7 to the December 31, 1998 10-K).**

10.8 First amendment to the Pension Plan for Employees of Amphenl Corporation dated October 1, 1998 (filed as Exhibit 10.8 to the December 31, 1998 10-K).**

10.9 Second amendment to the Pension Plan for Employees of Amphenol Corporation dated February 4, 1999 (filed as Exhibit 10.9 to the December 31, 1998 10-K).**

10.10 Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).**

10.11 LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).**

*   Filed herewith
**  Previously filed

10.12 Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).**

10.13  Amphenol Corporation Directors' Deferred Compensation Plan (filed as
       Exhibit 10.11 to the December 31, 1997 10-K).**

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

10.21 Amended 1997 Option Plan fr Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).**

10.22 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).**

10.23 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).**

*   Filed herewith
**  Previously filed

10.24 Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).**

10.25 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).**

10.26 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).**

10.27 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).**

10.28 First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).**

10.29 Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (as amended April 21, 1999).*

27     Financial Data Schedule.*

      (b) Reports filed on Form 8-K

          There were no reports on Form 8-K filed for or during the second quarter ended June 30, 1999.

*   Filed herewith
**  Previously filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 AMPHENOL CORPORATION


DATE: August 13, 1999                            /s/ Edward G. Jepsen
      ---------------                            ---------------------------
                                                     Edward G. Jepsen
                                                 Executive Vice President and
                                                 Chief Financial Officer