Form 10-K/A
period 1998-12-31
AMPHENOL CORP /DE/
filed 1999-11-12
CIK 820313

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

None

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by Item 10 is set forth in Exhibit 19 to this report.

Item 11. Executive Compensation

      The information required in Item 11 is set forth in Exhibit 19 to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required in Item 12 is set forth in Exhibit 19 to this report.

Item 13. Certain Relationships and Related Transactions

      The information required in Item 13 is set forth in Exhibit 19 to this report.

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

10.4  1997 Amphenol Incentive Plan (filed as Exhibit 10.13 to the 1996 10-K).*

10.5 1998 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 1997 10-K).*

10.6 1999 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 1998 10-K).*

10.7 Pension Plan for Employees of Amphenol Corporation as amended and restated effective December 31, 1997 (filed as Exhibit 10.7 to the December 31, 1998 10-K).*

----------
* Incorporated herein by reference as stated.

10.8 First amendment to the Pension Plan for Employees of Amphenol Corporation dated October 1, 1998 (filed as Exhibit 10.8 to the December 31, 1998 10-K).*

10.9 Second Amendment to the Pension Plan for Employees of Amphenol Corporation dated February 4, 1999 (filed as Exhibit 10.9 to the December 31, 1998 10-K).*

10.10 Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*

10.11 LPL Technologies Inc. and Affiliated Companies Employee Savings/401 (k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*

10.12 Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*

10.13 Amphenol Corporation Directors' Deferred Compensation Plan (filed as
      Exhibit 10.11 to the December 31, 1997 10-K).*

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

10.22 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*

10.23 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19,1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*

10.24 Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*

10.25 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26,1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*

10.26 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30,1997 10-Q).*

10.27 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).*

10.28 First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, the Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).*

11 Statement regarding computation of per share earnings (filed as Exhibit 11 to the December 31, 1998 10-K).*

12 Statement regarding computation of ratio of earnings to fixed charges (filed as Exhibit 12 to the December 31, 1998 10-K).*

16 Letter regarding change in Certifying Accountant (filed as Exhibit 16 to the June 20, 1997 Current Report on Form 8-K).*

19 Portions of the Company's Definitive Proxy Statement dated April 23, 1999 (filed with Securities and Exchange Commission on May 28, 1999).

21 Subsidiaries of the Company (filed as Exhibit 21 to the December 31, 1998 10-K).*

23 Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23 to the December 31, 1998 10-K).*

27    Financial Data Schedule (filed as Exhibit 27 to the December 31,
      1998 10-K).*

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

----------
* Incorporated herein by reference as stated.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 11th day of November 1999.

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

Signature                    Title                             Date

/s/ Martin H. Loeffler       Chairman, Chief                   November 11, 1999
    Martin H. Loeffler       Executive Officer
                             and President
                             (Principal Executive Officer)

/s/ Edward G. Jepsen         Chief Financial Officer           November 11, 1999
    Edward G. Jepsen         (Principal Financial Officer and
                             Principal Accounting Officer)