Form 10-Q
period 1999-09-30
AMPHENOL CORP /DE/
filed 1999-11-15
CIK 820313

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ___________________

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

Yes        No   X
    -----     -----

      As of October 1, 1999, the total number of shares outstanding of Class A Common Stock was 17,865,544.

                              AMPHENOL CORPORATION


                            Index to Quarterly Report
                                  on Form 10-Q


                                                                          Page

Part I        Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets
              September 30, 1999 and December 31, 1998                      3

              Condensed Consolidated Statements of Income
              Three and nine months ended September 30, 1999 and 1998       5

              Condensed Consolidated Statement of Changes
                in Shareholders' Deficit
              Nine months ended September 30, 1999                          6

              Condensed Consolidated Statement of Changes
                in Shareholders' Deficit
              Nine months ended September 30, 1998                          7

              Condensed Consolidated Statements of Cash Flow
              Nine months ended September 30, 1999 and 1998                 8

              Notes to Condensed Consolidated Financial
              Statements                                                    9

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              12

    Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk                                          15

Part II       Other Information

    Item 1.   Legal Proceedings                                            16

    Item 2.   Changes in Securities                                        16

    Item 3.   Defaults upon Senior Securities                              16

    Item 4.   Submission of Matters to a Vote
                of Security-Holders                                        16

    Item 5.   Other Information                                            16

    Item 6.   Exhibits and Reports on Form 8-K                             16

Signatures                                                                 20

                         Part I.  Financial Information

Item 1.  FINANCIAL STATEMENTS



                                AMPHENOL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)


                                                 September 30,    December 31,
                                                     1999             1998
                                                 ------------     ------------
                                                  (Unaudited)
              A S S E T S

Current Assets:
  Cash and short-term cash investments..........   $  8,969         $  3,095
  Accounts receivable, less allowance
    for doubtful accounts of $2,303
    and $1,832, respectively....................    116,463           83,065
  Inventories...................................    195,987          184,424
  Prepaid expenses and other assets.............     19,315           17,089
                                                   --------         --------

Total current assets............................    340,734          287,673
                                                   --------         --------

Land and depreciable assets, less
  accumulated depreciation of
  $197,287 and $190,047, respectively...........    122,315          126,779
Deferred debt issuance costs....................     14,711           16,783
Excess of cost over fair value of net
  assets acquired...............................    359,747          360,265
Other assets....................................     10,656           15,901
                                                   --------         --------
                                                   $848,163         $807,401
                                                   ========         ========



                       See accompanying notes to condensed
                       consolidated financial statements.

                             AMPHENOL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                  September 30,   December 31,
                                                      1999            1998
                                                  ------------    ------------
                                                   (Unaudited)

       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..............................   $ 76,776         $ 67,885
  Accrued interest..............................     17,003           11,306
  Other accrued expenses........................     52,219           43,319
  Current portion of long-term debt.............      1,696            1,655
                                                   --------         --------

Total current liabilities.......................    147,694          124,165
                                                   --------         --------

Long-term debt..................................    938,222          952,469
Deferred taxes and other liabilities............     27,357           23,024

Shareholders' Deficit:
  Common stock..................................         18               18
  Additional paid-in deficit....................   (499,793)        (499,928)
  Accumulated earnings..........................    245,149          214,861
  Accumulated other comprehensive loss..........    (10,484)          (7,208)
                                                   --------         --------

Total shareholders' deficit.....................   (265,110)        (292,257)
                                                   --------         --------

                                                   $848,163         $807,401
                                                   ========         ========



                       See accompanying notes to condensed
                       consolidated financial statements.

                                     AMPHENOL CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)
                         (dollars in thousands, except per share data)

                                                       Three months ended         Nine months ended
                                                          September 30,              September 30,
                                                     ----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                      --------     --------     --------     --------
Net sales.......................................      $256,857     $229,018     $741,459     $685,501
Costs and expenses:
  Cost of sales, excluding depreciation
   and amortization.............................       168,198      150,601      487,685      447,494
  Depreciation and amortization expense.........         7,108        5,944       21,057       17,181
  Selling, general and administrative expense...        37,369       33,210      107,428       98,191
  Amortization of goodwill......................         3,103        2,995        9,263        8,653
                                                      --------     --------     --------     --------
Operating income................................        41,079       36,268      116,026      113,982

Interest expense................................       (20,001)     (20,453)     (59,673)     (60,745)
Other expenses, net.............................        (1,229)      (1,040)      (3,817)      (3,022)
                                                      --------     --------     --------     --------

Income before income taxes......................        19,849       14,775       52,536       50,215
Provision for income taxes......................         8,263        6,563       22,248       21,975
                                                      --------     --------     --------     --------

Net income......................................      $ 11,586     $  8,212     $ 30,288     $ 28,240
                                                      --------     --------     --------     --------

Net income per common share.....................          $.65         $.46        $1.70        $1.60
                                                          ----         ----        -----        -----

Average common shares outstanding...............    17,864,646   17,716,592   17,863,510   17,596,608
                                                    ----------   ----------   ----------   ----------

Net income per common share - assuming dilution.          $.64         $.46        $1.67        $1.58
                                                          ----         ----        -----        -----

Average common shares outstanding
  assuming dilution.............................    18,196,036   17,917,861   18,107,502   17,927,434
                                                    ----------   ----------   ----------   ----------


                       See accompanying notes to condensed
                       consolidated financial statements.

                                        AMPHENOL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                      IN SHAREHOLDERS' DEFICIT
                            for the nine months ended September 30, 1999
                                            (Unaudited)
                                       (dollars in thousands)

                                                                                         Accumulated
                                               Additional                                  Other           Total
                                     Common     Paid-in     Comprehensive  Accumulated  Comprehensive   Shareholders'
                                     Stock      Deficit        Income       Earnings        Loss          Deficit
                                    --------    --------      --------      --------      --------       --------
Beginning balance
  at December 31, 1998...........        $18   ($499,928)                   $214,861       ($7,208)     ($292,257)

Comprehensive income:
  Net income.....................                           [  $30,288  ]     30,288                       30,288
                                                               -------
  Other comprehensive loss,
      net of tax:
    Foreign currency translation
      adjustment.................                               (3,276)                     (3,276)        (3,276)
                                                               -------
Comprehensive income.............                           [  $27,012  ]
                                                               =======
Other adjustments................                    135                                                      135
                                    --------    --------                    --------      --------       --------
Ending balance at Sept. 30, 1999.        $18   ($499,793)                   $245,149      ($10,484)     ($265,110)
                                    ========    ========                    ========      ========       ========

                       See accompanying notes to condensed
                       consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT
                  for the nine months ended September 30, 1998
                                   (Unaudited)
                              (dollars in thousands)

                                                                                         Accumulated
                                               Additional                                  Other          Total
                                     Common     Paid-in     Comprehensive  Accumulated  Comprehensive  Shareholders'
                                     Stock      Deficit        Income       Earnings        Loss         Deficit
                                    --------    --------      --------      --------      --------     ------------
Beginning balance
  at December 31, 1997...........        $18   ($511,582)                   $178,351       ($9,912)      ($343,125)

Comprehensive income:
  Net income.....................                           [  $28,240  ]     28,240                        28,240
                                                               -------
  Other comprehensive income,
      net of tax:
    Foreign currency translation
      adjustment.................                                2,306                       2,306           2,306
                                                               -------
Comprehensive income.............                           [  $30,546  ]
                                                               =======

Issuance of 320,809 shares of
  Common Stock related to
  acquisition....................                 11,449                                                    11,449
Other adjustments................                    160                                                       160
                                    --------    --------                    --------      --------       ---------
Ending balance at Sept. 30, 1998.        $18   ($499,973)                   $206,591       ($7,606)      ($300,970)
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

                              AMPHENOL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                             (dollars in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                      ----------------------
                                                         1999         1998
                                                       --------     --------
Net income.......................................      $ 30,288      $28,240
Adjustments for cash from operations:
 Depreciation and amortization...................        30,320       25,834
 Amortization of deferred debt issuance costs....         2,072        2,059
 Net change in non-cash components of
   working capital...............................       (22,513)     (20,454)
                                                        -------      -------
Cash flow provided by operations.................        40,167       35,679
                                                        -------      -------
Cash flow from investing activities:
  Capital additions, net.........................       (18,299)     (20,753)
  Investments in acquisitions....................        (1,416)     (30,373)
                                                        -------      -------
Cash flow used by investing activities...........       (19,715)     (51,126)
                                                        -------      -------
Cash flow from financing activities:
  Net change in borrowings under revolving
    credit facilities............................       (14,578)      18,010
  Decrease in borrowings under New Credit Facility          -         (5,000)
                                                        -------      -------
Cash flow (used by) provided by
  financing activities...........................       (14,578)      13,010
                                                        -------      -------
Net change in cash and short-term
  cash investments...............................         5,874       (2,437)
Cash and short-term cash investments
  balance, beginning of period...................         3,095        4,713
                                                        -------      -------
Cash and short-term cash investments
  balance, end of period.........................       $ 8,969      $ 2,276
                                                        -------      -------


Cash paid during the period for:
  Interest.......................................       $51,903      $51,879
  Income taxes paid, net of refunds..............        16,459       20,747


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

                             AMPHENOL CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)


Note 1 - Principles of Consolidation and Interim Financial Statements
---------------------------------------------------------------------

      The condensed consolidated balance sheets as of September 30, 1999 and December 31, 1998, and the related condensed consolidated statements of income for the three and nine months ended September 30, 1999 and 1998 and of changes in shareholders' deficit and of cash flow for the nine months ended September 30, 1999 and 1998 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report on Form 10-K.


Note 2 - Inventories
--------------------

Inventories consist of:
                                                 September 30,   December 31,
                                                     1999            1998
                                                  ----------     ------------
                                                 (Unaudited)

          Raw materials and supplies.........     $ 28,090         $ 24,806
          Work in process....................      121,426          114,035
          Finished goods.....................       46,471           45,583
                                                  --------         --------
                                                  $195,987         $184,424
                                                  ========         ========

Note 3 - Reportable Business Segments (Unaudited)
-------------------------------------------------

      The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the nine months ended September 30, 1999 and 1998 are as follows:

                        Interconnect
                          products             Cable
                       and assemblies         products              Total
                      ----------------    ----------------    ----------------
                       1999      1998      1999      1998      1999      1998
                      ------    ------    ------    ------    ------    ------
Net sales
  - external........ $563,085  $535,654  $178,374  $149,847  $741,459  $685,501
  - intersegment....      533       266     6,819     5,554     7,352     5,820

Segment operating
  income............   98,432   105,278    36,441    22,328   134,873   127,606


Reconciliation of segment operating income to consolidated income before taxes for the nine months ended September 30, 1999 and 1998:

                                  1999      1998
                                --------  --------
Segment operating income....... $134,873  $127,606
Amortization of goodwill.......   (9,263)   (8,653)
Interest expense...............  (59,673)  (60,745)
Other net expenses.............  (13,401)   (7,993)
                                --------  --------
Consolidated income before
  income taxes................. $ 52,536  $ 50,215
                                --------  --------

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

      Subsequent to the acquisition of Amphenol from AlliedSignal Inc. ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

      A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Condensed Consolidated Statements of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At September 30, 1999 and December 31, 1998, approximately $60,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets at those dates.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (dollars in thousands, except per share data)

Results of Operations
---------------------
Quarter and nine months ended September 30, 1999 compared to the quarter and
----------------------------------------------------------------------------
nine months ended September 30, 1998
------------------------------------

      Net sales for the third quarter of 1999 increased 12% to $256,857 compared to $229,018 for the third quarter of 1998. Net sales for the nine months ended September 30, 1999 were $741,459 compared to $685,501 for the comparable 1998 period. The increase in sales for the third quarter and nine month 1999 periods is primarily attributable to increased sales of products and interconnect systems for wireless and broadband communication applications offset in part by a decline in interconnect products for aerospace applications. Currency translation had the effect of reducing sales in the third quarter 1999 by approximately $1.6 million and by approximately $1.5 million in the nine month period 1999 when compared to exchange rates for the comparable 1998 periods.

      The gross profit margin as a percentage of net sales (including depreciation in cost of sales) remained constant at approximately 32% for the three and nine months ended September 30, 1999 compared to the 1998 periods.

      Selling, general and administrative expenses as a percentage of net sales remained relatively constant at approximately 14% for the third quarter and nine months ended September 30, 1999 and 1998, respectively.

      Interest expense for the third quarter and nine months decreased to $20,001 and $59,673 in 1999 from $20,453 and $60,745 in 1998, respectively. The decrease in both periods is primarily attributable to lower interest rates on the Company's term loan facility for the nine months ended September 30, 1999 compared to the 1998 period.

      The provision for income taxes for the third quarter and nine months was $8,263 and $22,248 in 1999 compared to $6,563 and $21,975 in 1998, respectively.
The 1999 estimated effective tax rate of approximately 42% reflects federal, state and foreign taxes and the generally non-deductible expense of goodwill amortization.

Liquidity and Capital Resources
-------------------------------

      Cash provided by operating activities was $40,167 in the nine months ended September 30, 1999 compared to $35,679 in the 1998 period. The increase in cash flow relates primarily to an increase in net income adjusted for depreciation and amortization charges and offset in part by a net increase in non-cash components of working capital.

      In 1999, cash from operating activities was used to fund capital expenditures of $18,299 and acquisitions of $1,416, and to repay indebtedness of $14,578. In 1998, cash from operating activities and borrowings under the credit facility were used to fund capital expenditures of $20,753 and acquisitions of $30,373.

      In conjunction with a Merger and Recapitalization in 1997, the Company entered into a $900 million Bank Agreement with a syndicate of financial institutions, comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility. The term loan facility includes a $350 million Tranche A maturing over a 7 year period ending 2004, and a $375 million Tranche B with required amortization in 2005 and 2006. The credit agreement is secured by pledges of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, and the agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness, and restricted payments, including dividends on the Company's common stock. At September 30, 1999 there were $680 million of borrowings outstanding under the term loan facility. Availability under the revolving credit facility at September 30, 1999 was $136,528, after reduction of $7,972 for outstanding letters of credit.

      In July 1997, the Company entered into interest rate protection agreements that effectively fixed the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

      The Company's EBITDA as defined in the Bank Agreement was $150.1 million and $142.1 million for the nine months ended September 30, 1999 and 1998, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund debt requirements.

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

Environmental Matters
---------------------

      Subsequent to the acquisition of Amphenol from AlliedSignal Inc. in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

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

Information Systems and the Year 2000
-------------------------------------

      The Year 2000 issue is primarily the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. In 1996, the Company began a systematic review of all of its business information systems to ensure that the systems now in use worldwide will be Year 2000 compliant before the turn of the century. The Company has established a Year 2000 Program Management Group to provide overall guidance and direction for this compliance mission. Communications were initiated to all of the Company's business units focusing on the critical nature of this project and the Program Management Group has continually monitored the progress and status of each business unit. The Program Management Group has focused its efforts on four main areas: (1) information systems software and hardware; (2) non-information technology systems; (3) facilities equipment; and
(4) customer and vendor relationships. The Company upgraded and replaced existing information systems with Year 2000 compliant versions of software at all principal business units. The Company's Year 2000 conversion project is completed at all of its business units and the Company has not experienced any significant impact on its business operations as a result of the conversion process.

      The Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company operates a number of business units worldwide and has a large supplier base and believes that this will mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Potential sources of risk include: (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, (b) disruption of the product distribution channel, including ports and transportation vendors and (c) the general breakdown of necessary infrastructure such as electricity supply. The Company has developed contingency plans to reduce the impact of transactions with non-compliant suppliers and other parties. Although there can be no assurance that multiple business disruptions caused by technology failures can be adequately anticipated, the Company is identifying various alternatives to minimize the potential risk to its business operations.

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

10.21 Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).**

10.22 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).**

10.23 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).**


*   Filed herewith
**  Previously filed

10.24 Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).**

10.25 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).**

10.26 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).**

10.27 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).**

10.28 First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).**

10.29 Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (as amended April 21, 1999)(filed as Exhibit 10.29 to the June 30, 1999 10-Q).**

19 Portions of the Definitive Proxy Statement filed May 28, 1999 and 1998 Annual Report on Form 10-K (filed as Exhibit 19 to the December 31, 1998 Form 10-K/A Amendment No.1).**

27    Financial Data Schedule.*

     (b) Reports filed on Form 8-K

         There were no reports on Form 8-K filed for or during the third quarter ended September 30, 1999.



*  Filed herewith
** Previously filed

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMPHENOL CORPORATION





DATE: November 15, 1999             /s/ Edward G. Jepsen
      -----------------             ---------------------------
                                        Edward G. Jepsen
                                    Executive Vice President and
                                    Chief Financial Officer