Form 10-K
period 1999-12-31
AMPHENOL CORP /DE/
filed 2000-03-29
CIK 820313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the Fiscal Year Ended December 31, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from _______________ to______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of Amphenol Corporation common stock, $.001 Par Value, held by non-affiliates was approximately $583 million based on the reported last sale price of such stock on the New York Stock Exchange on February 29, 2000.

As of February 29, 2000 the total number of shares outstanding of common stock was 20,736,245.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

INDEX                                                                                        Page
PART I                                                                                         3
      Item 1. Business                                                                         3
               General                                                                         3
               Business Segments                                                               5
               International Operations                                                        7
               Customers                                                                       7
               Manufacturing                                                                   7
               Research and Development                                                        8
               Trademarks and Patents                                                          8
               Competition                                                                     8
               Backlog                                                                         8
               Employees                                                                       9
               Cautionary Statements for Purposes of Forward Looking Information              10
      Item 2.  Properties                                                                     11
      Item 3.  Legal Proceedings                                                              11
      Item 4.  Submission of Matters to a Vote of Security-Holders                            13
      Item 4.1 Executive Officers                                                             13

PART II                                                                                       14
      Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters       14
      Item 6.  Selected Financial Data                                                        15
      Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                           16
      Item 7A. Quantitative and Qualitative Disclosures About Market Risk                     19
      Item 8.  Financial Statements and Supplementary Data                                    20
                Report of Management                                                          20
                Independent Auditors' Report                                                  20
                Consolidated Statement of Income                                              21
                Consolidated Balance Sheet                                                    22
                Consolidated Statement of Changes in Shareholders' Equity (Deficit)           23
                Consolidated Statement of Cash Flow                                           24
                Notes to Consolidated Financial Statements                                    25
       Item 9. Changes in and Disagreements with Independent Accountants on
                Accounting and Financial Disclosure                                           38

PART III                                                                                      38
       Item 10.Directors and Executive Officers of the Registrant                             38
       Item 11.Executive Compensation                                                         38
       Item 12.Security Ownership of Certain Beneficial Owners and Management                 38
       Item 13.Certain Relationships and Related Transactions                                 38

PART IV                                                                                       39
      Item 14. Exhibits, Financial Statement Schedules and  Reports on Form 8-K               39
                Signature of the Registrant                                                   43
                Signatures of the Directors                                                   43

PART I

Item 1. Business

General

      Amphenol Corporation ("Amphenol" or the "Company") is one of the world's largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and flat-ribbon cable. The primary end markets for the Company's products are:

      o communication systems for the converging technologies of voice, video and data communications;

      o     commercial and military aerospace electronics applications; and

      o industrial factory automation equipment and automotive and mass transportation applications.

      The Company focuses on optimizing its mix of higher margin, higher growth application-specific products in its product offerings and maintaining continuing programs of productivity improvement. As a result of these initiatives, the Company's operating profit margin has increased from 13.5% in 1993 to 15.9% in 1999. For 1999 the Company reported net sales, operating profit and net income before an extraordinary item of $1,010.6 million, $160.7 million and $44.3 million, respectively. The table below summarizes information regarding the Company's primary markets and end applications for the Company's products:

                                                   Commercial and       Industrial, Transportation
                   Communications                Military Aerospace             and Other
               -------------------------         ------------------     --------------------------
Percentage
of Sales                60%                             19%                      21%

Primary        Voice                           Military and Commercial     Factory Automation
End             o wireless handsets and          Aircraft                  Instrumentation Systems
Applications      personal communication         o avionics                Automobile Safety Systems
                  devices                        o engine controls         Mass Transportation Systems
                o base stations and other        o flight controls         Oil  Exploration
                  wireless infrastructure        o entertainment systems
               Video                           Missile Systems
                o cable television coaxial     Battlefield Communications
                  cables,  connectors and      Satellite and Space Station
                  set top converters             Programs
               Data
                o cable modems
                o personal computers and
                  related peripherals

----------
      The Company designs and manufactures connectors and interconnect systems which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is one of the largest connector manufacturers in the world. The Company has developed a broad range of connector and interconnect products to serve the rapidly growing and converging voice, video and data communications markets. These markets include wireless communications including cellular and personal communication networks, fiber optic networks and broadband cable networks. Based primarily on published market research, the Company also believes it is the leading supplier of high performance environmental connectors that require superior performance and reliability under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as oil exploration, medical instrumentation and off-road construction. The Company is also one of the leaders in developing interconnect products for factory automation, machine tools, instrumentation systems, mass transportation applications and automotive safety applications, including airbags, pretensioner seatbelts and anti-lock braking systems.

      The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 34% in 1999. Industry analysts estimate that the total sales for the industry were approximately $37 billion in 1999.

      Our Times Fiber subsidiary is the world's second largest producer of coaxial cable for the cable television market. The Company believes that its Times Fiber unit is one of the lowest cost producers of coaxial cable for the cable television market, and that it is one of the technological leaders in increasing the bandwidth of coaxial cable products. For example, Times Fiber was the first to standardize a coaxial cable with a 1 GHZ bandwidth, and all of its coaxial cable presently has that bandwidth capability. The Company's coaxial cable and connector products are used in cable television systems including full service cable television/telecommunication systems being installed by cable operators and telecommunication companies offering video, voice and data services. The Company is also a major supplier of coaxial cable to the developing international cable television markets.

      The Company is a global manufacturer employing advanced manufacturing processes. The Company manufactures and assembles its products at facilities in North America, South America, Europe, Asia and Australia. The Company sells its connector products through its own global sales force and independent manufacturers' representatives to thousands of OEMs in 54 countries throughout the world as well as through a global network of electronics distributors. The Company sells its coaxial cable products primarily to cable television operators and to telecommunication companies who have entered the broadband communications market. For the year 1999, approximately 57% of the Company's net sales were in North America, 27% were in Europe and 16% were in Asia and other countries.

      The Company implements its product development strategy through product design teams and collaboration arrangements with customers which result in the Company obtaining approved vendor status for its customers' new products and programs. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. By developing application-specific products, the Company has decreased its exposure to standard products which generally experience greater pricing pressure. In addition to product design teams and customer collaboration arrangements, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers. The Company is also focused on making strategic acquisitions in certain markets to further broaden and enhance its product offerings and expand its global capabilities.

Business Segments

      The following table sets forth the dollar amounts of the Company's net trade sales for its business segments. For a discussion of factors affecting changes in sales by business segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               1999         1998         1997
--------------------------------------------------------------------------------
                                                     (dollars in thousands)
Net trade sales by business segment:
    Interconnect products and
     assemblies                             $  769,967   $  718,109   $  679,887
    Cable products                             240,636      200,768      204,461
                                            ----------   ----------   ----------
                                            $1,010,603   $  918,877   $  884,348
                                            ==========   ==========   ==========
Net trade sales by geographic area:
   United States operations                 $  519,459   $  499,891   $  462,349
   International operations (1)                491,144      418,986      421,999
                                            ----------   ----------   ----------
                                            $1,010,603   $  918,877   $  884,348
                                            ==========   ==========   ==========

(1) Includes international coaxial cable sales, which are primarily export sales.

----------

      Interconnect Products and Assemblies. The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial and military aerospace systems, automotive and mass transportation applications, and industrial and factory automation equipment. Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device facilitate electronic or fiber optic transmission. Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment. The Company designs and produces a broad range of connector products used in communication applications, such as: smart card acceptor devices used in mobile GSM telephones, cable modems and other applications to facilitate reading data from smart cards; fiber optic couplers and connectors used in fiber optic signal transmission; input/output connectors used for linking personal computers and peripheral equipment; and sculptured flexible circuits used for integrating printed circuit boards in communication applications. The Company also designs and produces a broad range of radio frequency connector products used in telecommunications, computer and office equipment, instrumentation equipment and local area networks. The Company's radio frequency connectors are used in base stations, hand held sets and other components of cellular and personal communications networks. The Company has also developed a broad line of radio frequency connectors for coaxial cable for full service cable television/telecommunication networks.

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

      Cable Products. The Company designs, manufactures and markets coaxial cable primarily for use in the cable television industry. The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum tubular shield, and flexible, which has one or more braided metallic shields. Semi-flexible coaxial cable is used in the trunk and feeder distribution portion of cable television systems, and flexible cable (also known as drop cable) is used primarily for hookups from the feeder cable to the cable television subscriber's residence. Flexible cable is also used in other communication applications.

      The rapid developments in fiber optic technologies, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires) and other communication technologies, including the Company's development of higher capacity coaxial cable, have resulted in technologies which enable cable television systems to provide channel capacity in excess of 500 channels. Such expanded channel capacity, along with other component additions, will permit cable operators to offer full service networks with a variety of capabilities including near video-on-demand, pay-per-view special events, home shopping networks, interactive entertainment and education services, telephone services and high-speed access to data resources such as the Internet. With respect to expanded channel capacity systems, cable operators have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, a cable system using both fiber optic cable and coaxial cable. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, with the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communication devices. The Company believes that while system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of the cable systems, there will be an ongoing need for high capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system.

      U.S. cable system designs are increasingly being employed in international markets where cable television penetration is low. For example, it is estimated that in 1999 only 31% of the television households in Europe subscribed to some form of multichannel television service as compared to an estimated subscription rate of 66% in the U.S. The estimated subscription rates in the Asian and Latin American markets are even lower at approximately 17% and 14%, respectively. In terms of television households, it is estimated that there are 256 million television households in Europe, 453 million in Asia and 96 million in Latin America. This compares to an estimated 96 million television households in the U.S. In 1999, the Company had sales of coaxial cable in approximately 50 countries, and the Company believes the development of cable television systems in international markets presents a significant opportunity to increase sales of its coaxial cable products.

      The Company is also a leading producer of flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment components as well as in a variety of telecommunications applications.

International Operations

      The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 49% of the Company's sales for the year ended December 31, 1999 were outside the United States. Approximately 55% of such international sales were in Europe. The Company has manufacturing and assembly facilities in the United Kingdom, Germany, France, Sweden, the Czech Republic, Estonia and sales offices in most European markets. The Company's European operations generally have strong positions in their respective local markets. The balance of the Company's international activities are located primarily in the Far East, which includes manufacturing facilities in Japan, Taiwan, People's Republic of China, Korea and India. The Company's international manufacturing and assembly facilities generally serve the respective local markets, and local operations coordinate product design and manufacturing responsibility with the Company's other operations around the world. In addition, the Company has low cost manufacturing and assembly sources in Mexico, the People's Republic of China, the Czech Republic, Estonia and Scotland to serve regional and world markets.

Customers

      The Company's products are used in a wide variety of applications by numerous customers, the largest of which is the U.S. government and its subcontractors which accounted for approximately 7% of net sales for the year ended December 31, 1999; however the Company participates across a broad spectrum of government programs and believes that no single program accounted for more than 2% of net sales. The Company sells its products at over 10,000 customer locations worldwide. The Company's products are sold both directly to OEMs, cable system operators, telecommunication companies and through distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide a broad selection of products in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

      The Company's sales to distributors represented approximately 25% of the Company's 1999 sales. The Company's recognized brand names including "Amphenol," "Times Fiber," "Tuchel," "Socapex," "Sine," "Spectra-Strip," "Pyle-National," "Matrix," and "Kai Jack" together with the Company's strong connector design-in position (products that are specified in the plans and qualified by the OEM), enhance its ability to reach the secondary market through its network of distributors. The Company believes that its distributor network represents a competitive advantage.

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

      The Company employs a global manufacturing strategy to lower its production costs and to improve service to customers. The Company sources its products on a worldwide basis with manufacturing and assembly operations in North and South America, Europe, Asia and Australia. To better serve high volume OEM customers, the Company has established just-in-time facilities near major customers.

      The Company's policy is to maintain strong cost controls in its manufacturing and assembly operations. The Company has undertaken programs to rationalize its production facilities, reduce expenses and maximize the return on capital expenditures. The programs to improve productivity are ongoing.

      The Company purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and silver used in plating; aluminum, brass, steel and copper used for cable, contacts and connector shells; and plastic materials used for cable and connector bodies and inserts. Such raw materials are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is not dependent upon any one source for raw materials, or if one source is used the Company attempts to protect itself through long-term supply agreements.

Research and Development

      The Company's research, development and engineering expenditures for the creation and application of new and improved products and processes were $18.5 million, $17.7 million and $15.3 million for 1999, 1998 and 1997, respectively. The Company's research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products that meet customer needs. The Company continues to focus its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

      The Company owns a number of active patents worldwide. While the Company considers its patents to be valuable assets, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent. The Company regards its trademarks "Amphenol," "Times Fiber," "Tuchel", "Socapex," "Sine," "Spectra-Strip," "Pyle-National," "Matrix," and "Kai Jack" to be of value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks.

Competition

      The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of product quality, price, engineering, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. In the area of coaxial cable for cable television, the Company believes that it and CommScope are the primary world providers of such cable; however, CommScope is larger than the Company in this market. In addition, the Company faces competition from other companies that have concentrated their efforts in one or more areas of the coaxial cable market.

Backlog

      The Company estimates that its backlog of unfilled orders was $235.3 million and $221.5 million at December 31, 1999 and 1998, respectively. Orders typically fluctuate from quarter to quarter based on customer demands and general business conditions. Unfilled orders may be cancelled prior to shipment of goods; however, such cancellations historically have not been significant. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company's business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

      As of December 31, 1999, the Company had approximately 8,000 full-time employees worldwide. Of these employees, approximately 5,700 were hourly employees, of which approximately 2,900 were represented by labor unions, and the remainder were salaried. The Company had a one week strike in October 1995 at its Sidney, New York facility relating to the renewal of the labor contract at that facility with the International Association of Machinists and Aerospace Workers. The Company has not had any other work stoppages in the past ten years. In 1997, the United States Steelworkers International Union, AFL-CIO established a union, affecting approximately 500 employees, at the Company's plant in Chatham, Virginia, the Company's primary plant for the production of coaxial cable. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

Item 2. Properties

      The Company's fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 1999, the Company operated a total of 49 plants and warehouses of which (a) the locations in the U.S. had approximately 1.9 million square feet, of which .9 million square feet were leased; and (b) the locations outside the U.S. had approximately 1.3 million square feet, of which .7 million square feet were leased.

      The Company believes that its facilities are suitable and adequate for the business conducted therein and are being appropriately utilized for their intended purposes. Utilization of the facilities varies based on demand for the products. The Company continuously reviews its anticipated requirements for facilities and, based on that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

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

      Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 1999, approximately $20 million of total costs have been incurred applicable to this agreement. Allied representatives are presently working closely with the Company in addressing the most significant potential environmental liabilities including the Sidney Center landfill and the Richardson Hill landfill projects, as described below.

      Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently monitoring activities at its manufacturing site in Sidney, New York. Currently, the Company is also voluntarily performing monitoring, investigation, design and cleanup activities at two local, public off-site disposal sites previously utilized by the Sidney facility and others. The Company is also performing proposed remedial design activities and is currently negotiating with respect to a third site. The Company and Allied have entered into an administrative consent order with the United States Environmental Protection Agency (the "EPA") and are presently determining necessary and appropriate remedial measures for one such site (the "Richardson Hill" landfill) used by Amphenol and other companies, which has been designated a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. With respect to the second site, (the "Route 8" landfill), used exclusively by Amphenol, the Company initiated a remediation program pursuant to a Consent Order with the New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995, the Company and Allied received a letter from the EPA demanding that the Company and Allied accept responsibility for the investigation and cleanup of the Sidney Center landfill, another Superfund Site. The Sidney Center landfill was a municipal landfill site utilized by the Company's Sidney facility and other local towns and businesses. The Company has acknowledged that it sent general plant refuse but no hazardous waste to the Sidney Center landfill site. In 1996, the Company and Allied received a unilateral order from the EPA directing the Company and Allied to perform certain investigation, design and cleanup activities at the Sidney Center landfill site. The Company and Allied responded to the unilateral order by agreeing to undertake certain remedial design activities. In 1997, the EPA filed a lawsuit against the Company and Allied seeking to recover $2.7 million for past costs expended by the EPA in connection with activities at the Sidney Center landfill site and seeking to affix liability upon the Company and Allied for all additional costs to be incurred in connection with all further investigations, design and cleanup activities at the site. The Company joined four local municipalities as co-defendants in the lawsuit. The EPA and the four municipalities entered into a proposed settlement agreement which the Company and Allied has successfully contested as being unfair and inequitable. A similar settlement proposal was not offered to the Company and Allied. The Company and Allied intend to continue to vigorously defend the lawsuit although remedial design work for the Sidney Center landfill site has continued pursuant to the 1996 unilateral order. The Company is also engaged in remediating or monitoring environmental conditions at several of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at several other off-site disposal sites. During 1999, the Company incurred costs of approximately $1.0 million, net of indemnification payments received from Allied, in connection with investigating, remediating and monitoring environmental conditions at all of these facilities and sites. Amphenol expects such expenditures, net of expected indemnification payments from Allied, to be less than $1.0 million in 2000.

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

Item 4. Submission of Matters to a Vote of Security-Holders

      The Annual Meeting of Stockholders was held on May 26, 1999. The following matters were submitted to and approved by the stockholders: (i) the election of two directors, G. Robert Durham and George R. Roberts, each for a three year term expiring in the year 2002 and (ii) ratification of Deloitte & Touche LLP as independent accountants of the Company.

Item 4.1 Executive Officers

      The following table sets forth the name, age and position with the Company of each person who was an executive officer of Amphenol as of December 31, 1999. Officers are elected to serve at the discretion of the Board of Directors in accordance with the By-Laws of the Company. The By-Laws of the Company provide that the Board of Directors shall elect the officers of the Company at its first meeting held after the Annual Meeting of Stockholders of the Company. All officers of the Company are elected to hold office until their successors are chosen and qualified, or until their earlier resignation or removal.

     Name                  Age                     Position
     ----                  ---                     --------

Martin H. Loeffler          55           Chairman of the Board,
                                          Chief Executive Officer and President

Edward G. Jepsen            56           Executive Vice President
                                          and Chief Financial Officer

Timothy F. Cohane           47           Senior Vice President

Edward C. Wetmore           43           Secretary and General Counsel

Diana G. Reardon            40           Controller and Treasurer

      Martin H. Loeffler has been a Director of Amphenol since December 1987 and Chairman of the Board since May 1997. He has been Chief Executive Officer since May 1996 and President since July 1987.

      Edward G. Jepsen has been Executive Vice President and Chief Financial Officer of Amphenol since May 1989 and Senior Vice President and Director of Finance since November 1988.

      Timothy F. Cohane has been Senior Vice President of Amphenol since December 1994 and a Vice President since 1991.

      Edward C. Wetmore has been Secretary and General Counsel of Amphenol since 1987.

      Diana G. Reardon has been Treasurer of Amphenol since March 1992 and Controller since July 1994 and Assistant Controller since June 1988.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company's common stock has been listed on the New York Stock Exchange since that time under the symbol "APH." The following table sets forth on a per share basis the high and low closing prices for the common stock for both 1999 and 1998 as reported on the New York Stock Exchange.

                               1999                      1998
                         -----------------        -------------------
                          High        Low          High        Low
                          ----        ---          ----        ---
First Quarter            38 1/2    29 7/16        64         53 1/4
Second Quarter           40 3/8    34 1/2         61 5/8     39
Third Quarter            56 5/8    39 5/16        44 1/8     29 13/16
Fourth Quarter           71 1/2    45 3/4         35 1/16    27 1/2

      As of February 29, 2000 there were 95 holders of record of the Company's common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

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

      Partnerships affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR") owned 63.9% of the Company's Class A Common Stock as of December 31, 1999.

Item 6.  Selected Financial Data
(dollars in thousands, except per share data)

                                                                     Year Ended December 31,
------------------------------------------------------------------------------------------------------------------
                                             1999            1998            1997            1996           1995
------------------------------------------------------------------------------------------------------------------
Operations
Net sales                              $  1,010,603    $    918,877    $    884,348    $    776,221   $    783,233
Income before
  extraordinary item                         44,295          36,510          51,264          67,578         62,858
Extraordinary loss                           (8,674)                        (24,547)
Net income                                   35,621          36,510          26,717          67,578         62,858
Net income per common share-diluted:
   Income before extraordinary item            2.42            2.03            1.83            1.45           1.33
   Extraordinary loss                          (.48)                           (.88)
   Net income                                  1.94            2.03             .95            1.45           1.33
Financial Position
Working capital                        $    189,252    $    163,508    $    137,526    $    136,864   $    121,313
Total assets                                836,376         807,401         737,154         710,662        689,924
Current portion of long-term debt            16,829           1,655             212           7,759          2,670
Long-term debt                              745,658         952,469         937,277         219,484        195,195
Shareholders' equity (deficit)              (81,166)       (292,257)       (343,125)        360,548        344,085
Weighted average shares
   outstanding - diluted                 18,332,008      17,942,397      28,002,977      46,720,900     47,412,015

Item 7.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

      The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 1999 has been derived from and should be read in conjunction with the consolidated financial statements contained herein.

      Results of Operations

      The following table sets forth the components of net income before extraordinary item as a percentage of net sales for the periods indicated.

                                                              Year Ended December 31,
-------------------------------------------------------------------------------------
                                                           1999       1998       1997
-------------------------------------------------------------------------------------
Net sales                                                 100.0%     100.0%     100.0%
Cost of sales, excluding depreciation and amortization     65.7       65.5       64.7
Depreciation and amortization expense                       4.0        3.8        3.6
Selling, general and administrative expense                14.4       14.4       14.1
                                                         ------     ------     ------
Operating income                                           15.9       16.3       17.6
Interest expense                                           (7.9)      (8.8)      (7.3)
Other expenses, net                                         (.5)       (.5)       (.1)
Expenses relating to Merger and Recapitalization                                  (.3)
                                                         ------     ------     ------
Income before income taxes and extraordinary item           7.5        7.0        9.9
Provision for income taxes                                 (3.1)      (3.0)      (4.1)
                                                         ------     ------     ------
Net income before extraordinary item                        4.4%       4.0%       5.8%
                                                         ======     ======     ======
-------------------------------------------------------------------------------------

1999 Compared to 1998

      Net sales were $1,010.6 million for the year ended December 31, 1999 compared to $918.9 million for 1998. Sales of interconnect products and assemblies increased 7% compared to 1998 ($770.0 million in 1999 versus $718.1 million in 1998). Such increase is primarily attributable to increased sales of products and interconnect systems for wireless, telecom and datacom communications applications reflecting the continuing build and enhancements to wireless communication infrastructure and mobile communication devices as well as increasing Internet communication applications. The increase was partially offset by a decline in sales of interconnect products for aerospace applications reflecting lower builds of commercial aircraft, customer inventory reduction programs and lower activity for the international Space Station program. Sales of cable products increased 20% compared to 1998 ($240.6 million in 1999 versus $200.8 million in 1998). Sales of coaxial cable for cable television increased as cable operators continued to upgrade and expand their systems to offer enhanced services and international markets for cable television strengthened, especially in the economic recovering Asian markets.

      Geographically, sales in the U.S. in 1999 increased approximately 4% compared to 1998 ($519.5 million in 1999 versus $499.9 million in 1998); international sales for 1999, including export sales, increased approximately 17% in U.S. dollars ($491.1 million in 1999 versus $419.0 million in 1998) and increased approximately 19% in local currency compared to 1998. The comparatively strong U.S. dollar in 1999 had the currency effect of decreasing net sales by approximately $7.1 million when compared to foreign currency translation rates in 1998.

      The gross profit margin as a percentage of net sales (including depreciation in cost of sales) remained relatively constant at approximately 32% in 1999 compared to 1998.

      Selling, general and administrative expenses as a percentage of sales remained relatively constant at approximately 14% in 1999 compared to 1998.

      Interest expense was $79.3 million for 1999 compared to $81.2 million for 1998. The decrease is primarily attributable to lower interest rates on the Company's term loan facility.

      Other expenses, net for 1999 was $5.3 million. See Note 9 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

      The provision for income taxes for 1999 was at an effective rate of 41.9% compared to an effective rate of 42.9% in 1998. The decrease is generally attributable to non-deductible expenses (goodwill amortization) being a lower percentage of pretax income.

1998 Compared to 1997

      Net sales were $918.9 million for the year ended December 31, 1998 compared to $884.3 million for 1997. Sales of interconnect products and assemblies increased 6% compared to 1997 ($718.1 million in 1998 versus $679.9 million in 1997). Such increase is primarily due to increased sales of interconnect products and assemblies for wireless communications, data applications and smart card acceptor devices. Sales of interconnect products for space, military and commercial aviation applications increased slightly and were offset by a decline in sales for industrial applications. Sales of cable products declined 2% compared to 1997 ($200.8 million in 1998 versus $204.5 million in 1997). Sales of coaxial cable for cable television increased in the U.S. as cable operators began upgrading and expanding their systems to offer enhanced services; however, the increase was offset by declines in sales in international cable television markets, primarily Asia and Latin America, as a result of generally weak economic conditions in those regions. Sales of flat ribbon cable, primarily for data communication applications, were approximately even with the prior year.

      Geographically, sales in the U.S. in 1998 increased 8% compared to 1997 ($499.9 million in 1998 versus $462.3 million in 1997); international sales for 1998, including export sales, decreased 1% in U.S. dollars ($419.0 million in 1998 versus $422.0 million in 1997) and increased approximately 1% in local currency compared to 1997. The comparatively strong U.S. dollar in 1998 had the currency effect of decreasing net sales by approximately $8.7 million when compared to foreign currency translation rates in 1997.

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

Liquidity and Capital Resources

      Cash provided by operating activities totaled $64.1 million, $53.2 million, and $86.3 million for 1999, 1998 and 1997, respectively. The increase in cash from operating activities in 1999 compared to 1998 is primarily attributable to an increase in net income adjusted for depreciation and amortization charges and offset in part by a net increase in non-cash components of working capital. In 1998, cash from operating activities was lower than 1997 primarily because of increased interest payments ($78.6 million in 1998 versus $53.2 million in 1997) on borrowings resulting from the Merger and Recapitalization and increased income taxes paid ($26.0 million in 1998 versus $20.6 million in 1997).

      Cash from operating activities was used for capital expenditures ($23.5 million, $26.3 million and $24.1 million in 1999, 1998 and 1997, respectively), and acquisitions ($12.3 million, $32.7 million, and $4.0 million in 1999, 1998 and 1997, respectively).

      In conjunction with the Merger and Recapitalization in 1997, the Company entered into a $900 million bank agreement with a syndicate of financial institutions (the "Bank Agreement"), comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility. The term loan facility includes a $350 million Tranche A maturing over a 7 year period ending 2004, and a $375 million Tranche B with required amortization in 2005 and 2006. The credit agreement is secured by pledges of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, and the agreement requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock. At December 31, 1999 there were $599.5 million of borrowings outstanding under the term loan facility. Availability under the revolving credit facility at December 31, 1999 was $134.6 million, after reduction of $8.3 million for outstanding letters of credit.

      The Company has entered into interest rate swap agreements that effectively fixed the Company's interest cost on $450 million of borrowings under the Bank Agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

      The Company's EBITDA as defined in the Bank Agreement was $205.6 million and $192.1 million for 1999 and 1998, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

      The Company's primary ongoing cash requirements will be for debt service, capital expenditures and product development activities. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on its 9 7/8% Senior Subordinated Notes due 2007.

      In December 1999, the Company sold 2.75 million shares of common stock in a public offering resulting in net proceeds of $181.8 million. $105.5 million of such proceeds was used to redeem $96 million principal amount of Notes at a price of 109.875% and the balance of the proceeds was used to pay down term debt under the Bank Agreement. The redemption of Notes resulted in an extraordinary loss for the early extinguishment of debt (consisting of a prepayment premium and the write off of related deferred debt issuance costs) of $13.6 million less tax benefits of $4.9 million.

      The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its common stock. The Company expects that ongoing requirements for debt service, capital expenditures and product development activities will be funded by internally generated cash flow and availability under the Company's revolving credit facility. The Company expects that capital expenditures in 2000 will be approximately $35 million. The Company's required debt amortization in 2000 is $16.8 million; the Company's required cash interest payments for 2000, at current interest rates, are estimated at approximately $58 million. The Company may also use cash to fund part or all of the cost of future acquisitions.

Environmental Matters

      Subsequent to the acquisition of Amphenol Corporation in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 1999, approximately $20 million of the total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

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

Information Systems and the Year 2000

      The Year 2000 issue was primarily the result of computer programs using a two digit format, as opposed to four digits, to indicate the year. Such computer systems would be unable to interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to a disruption in the operation of such systems. In 1996, the Company began a systematic review of all of its business information systems to ensure that the systems now in use worldwide would be Year 2000 compliant before the turn of the century. The Company established a Year 2000 Program Management Group to provide overall guidance and direction for this compliance mission. Communications were initiated to all of the Company's business units focusing on the critical nature of this project and the Program Management Group continued to monitor the progress and status of each business unit. The Program Management Group focused its efforts on four main areas: (1) information systems software and hardware;
(2) non-information technology systems; (3) facilities equipment; and (4) customer and vendor relationships. The Company's Year 2000 conversion project was completed with no significant impact on business operations.

      Based on assessment efforts to date
and since the Company experienced no major Year 2000 related issues during the transition, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company operates a number of business units worldwide and has a large supplier base and believes that this will mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. Potential sources of risk include: (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, (b) disruption of the product distribution channel, including ports and transportation vendors and (c) the general breakdown of necessary infrastructure such as electricity supply. The Company has developed contingency plans to reduce the impact of transactions with non-compliant suppliers and other parties. Although there can be no assurance that multiple business disruptions caused by technology failures can be adequately anticipated, the Company has identified various alternatives to minimize the potential risk to its business operations.

      The Company estimates the cost for its Year 2000 compliance efforts to be approximately $3.0 million, including the cost of new systems and upgrades some of which were capitalized. The cost was funded through operating cash flows. The Company's aggregate cost estimate does not include time and costs incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans. Such costs are not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

Euro Currency Conversion

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "euro"). The transition period for the introduction of the euro began on January 1, 1999. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies will no longer be legal tender for any transactions, making the conversion to the euro complete.

      The company is addressing the issues involved with the introduction of the euro. Based on progress to date, the company believes that the use of the euro will not have a significant impact on the manner in which it conducts its business. Accordingly, conversion to the euro is not expected to have a material effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

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

Interest Rate Risk

      The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. At December 31, 1999, the Company had interest rate protection in the form of such swaps that effectively fixed the Company's LIBOR interest rate on $450 million of floating rate bank debt at 5.76%. At December 31, 1999, the three month LIBOR rate was 6.00%. Such swap agreements are in effect to the extent that LIBOR remains below 7% for $300 million of debt and remains below 8% for an additional $150 million of debt. These swap agreements expire in July 2002. A 10% change in the LIBOR interest rate at December 31, 1999 would have the effect of increasing or decreasing interest expense by approximately $1.0 million. However, if the LIBOR interest rate increased above 7% (a 17% increase from the LIBOR interest rate at December 31, 1999), further increases above 7% would have a more significant effect in increasing interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2000, although there can be no assurances that interest rates will not significantly change.

Item 8. Financial Statements and Supplementary Data

Report of Management

      Management is responsible for the integrity and objectivity of the financial statements and other information appearing in this annual report on Form 10-K. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts based on management's best estimates and judgments. The Company maintains a system of internal accounting controls and procedures intended to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and accounted for in accordance with management's authorization.

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

Independent Auditors' Report
To the Board of Directors and
    Shareholders of Amphenol Corporation

      We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 18, 2000
(March 14, 2000, as to Note 13)

Consolidated Statement of Income
(dollars in thousands, except per share data)

                                                                         Year Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                                    1999            1998            1997
--------------------------------------------------------------------------------------------------------
Net sales                                                   $  1,010,603    $    918,877    $    884,348
Costs and expenses:
   Cost of sales, excluding depreciation and amortization        663,978         601,930         572,092
   Depreciation and amortization expense                          27,673          23,553          20,428
   Selling, general and administrative expense                   145,852         131,966         125,064
   Amortization of goodwill                                       12,371          11,701          11,316
                                                            ------------    ------------    ------------
Operating income                                                 160,729         149,727         155,448
Interest expense                                                 (79,297)        (81,199)        (64,713)
Expenses relating to Merger and Recapitalization (Note 2)                                         (2,500)
Other expenses, net                                               (5,262)         (4,545)         (1,061)
                                                            ------------    ------------    ------------
Income before income taxes and extraordinary item                 76,170          63,983          87,174
Provision for income taxes                                       (31,875)        (27,473)        (35,910)
                                                            ------------    ------------    ------------
Income before extraordinary item                                  44,295          36,510          51,264
Extraordinary item:
   Loss on early extinguishment of debt,
     net of income taxes (Notes 2  and 3)                         (8,674)                        (24,547)
                                                            ------------    ------------    ------------
Net income                                                  $     35,621    $     36,510    $     26,717
                                                            ============    ============    ============
Net income per common share - Basic:
   Income before extraordinary item                         $       2.46    $       2.07    $       1.84
   Extraordinary loss                                               (.48)                           (.88)
                                                            ------------    ------------    ------------
   Net income                                               $       1.98    $       2.07    $        .96
                                                            ============    ============    ============
   Average common shares outstanding                          18,029,778      17,663,212      27,806,260
Net income per common share - Diluted:
   Income before extraordinary item                         $       2.42    $       2.03    $       1.83
   Extraordinary loss                                               (.48)                           (.88)
                                                            ------------    ------------    ------------
Net income                                                  $       1.94    $       2.03    $        .95
                                                            ============    ============    ============
   Average common shares outstanding                          18,332,008      17,942,397      28,002,977

-----------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
(dollars in thousands, except per share data)

                                                                    December 31,
--------------------------------------------------------------------------------
                                                              1999         1998
--------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and short-term cash investments                  $  12,898    $   3,095
   Accounts receivable, less allowance for
     doubtful accounts of $2,232 and $1,832                111,711       83,065
   Inventories:
     Raw materials and supplies                             28,022       24,806
     Work in process                                       115,231      114,035
     Finished goods                                         46,180       45,583
                                                         ---------    ---------
                                                           189,433      184,424
   Prepaid expenses and other assets                        21,137       17,089
                                                         ---------    ---------
     Total current assets                                  335,179      287,673
                                                         ---------    ---------
Land and depreciable assets:
   Land                                                     10,582       10,782
   Buildings                                                69,493       68,426
   Machinery and equipment                                 246,798      237,618
                                                         ---------    ---------
                                                           326,873      316,826
   Less accumulated depreciation                          (206,923)    (190,047)
                                                         ---------    ---------
                                                           119,950      126,779
Deferred debt issuance costs                                10,267       16,783
Excess of cost over fair value of net assets acquired      360,999      360,265
Other assets                                                 9,981       15,901
                                                         ---------    ---------
                                                         $ 836,376    $ 807,401
                                                         =========    =========

Liabilities & Shareholders' Deficit
Current Liabilities:
   Accounts payable                                      $  71,495    $  67,885
   Accrued interest                                          9,779       11,306
   Accrued salaries, wages and employee benefits            14,604       14,385
   Other accrued expenses                                   33,220       28,934
   Current portion of long-term debt                        16,829        1,655
                                                         ---------    ---------
     Total current liabilities                             145,927      124,165
                                                         ---------    ---------

Long-term debt                                             745,658      952,469
Deferred taxes and other liabilities                        25,957       23,024
Commitments and contingent liabilities
  (Notes 3, 7 and 10)
Shareholders' Deficit:
   Class A Common Stock, $.001 par value;
     40,000,000 shares authorized;
     20,616,220 and 17,862,328 shares
     outstanding at December 31, 1999
     and 1998, respectively                                     21           18
   Additional paid-in deficit                             (318,641)    (499,928)
   Accumulated earnings                                    250,482      214,861
   Accumulated other comprehensive loss (Note 6)           (13,028)      (7,208)
                                                         ---------    ---------
Total shareholders' deficit                                (81,166)    (292,257)
                                                         ---------    ---------
                                                         $ 836,376    $ 807,401
                                                         =========    =========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity (Deficit) (dollars in thousands except per share data)

                                                                                    Accumulated
                                        Additional                                        Other                    Total
                                           Paid-In                                Comprehensive  Treasury  Shareholders'
                               Common      Capital   Comprehensive   Accumulated  Income (Loss)     Stock         Equity
                                Stock    (Deficit)          Income      Earnings       (Note 6)   at Cost      (Deficit)
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996         $47     $265,425                      $151,634       $(3,887)  $(52,671)     $360,548
Comprehensive income:
   Net income                                           [ $26,717 ]       26,717                                 26,717
                                                        ---------
   Other comprehensive income
     (loss), net of tax:
     Reclassification adjustment
        for gain on securities
        realized in net income                             (3,687)                                               (3,687)
     Translation adjustments                               (8,147)                                               (8,147)
     Minimum pension liability
        adjustment                                          5,809                                                 5,809
                                                        ---------
   Other comprehensive loss                                (6,025)                      (6,025)
                                                        ---------
Comprehensive income                                    [ $20,692 ]
                                                        =========
Stock subscription proceeds                    532                                                                  532
Sale of 13,116,955 shares
   of common stock (Note 2)        13      341,028                                                              341,041
Purchase of 40,325,240 shares
   of common stock (Note 2)       (40)  (1,048,450)                                                          (1,048,490)
Fees and other expenses
   related to the Merger and
   Recapitalization (Note 2)               (17,644)                                                             (17,644)
Retirement of Treasury Stock       (2)     (52,669)                                                52,671
Amortization of deferred
    compensation                               186                                                                  186
Stock options exercised                         10                                                                   10
                                  ---  -----------                      --------      --------   --------    ----------
Balance December 31, 1997          18     (511,582)                      178,351        (9,912)                (343,125)
Comprehensive income:
   Net income                                           [ $36,510 ]       36,510                                 36,510
   Other comprehensive income,
     net of tax:
     Translation adjustments                                2,704                        2,704                    2,704
                                                        ---------
Comprehensive income                                    [ $39,214 ]
                                                        =========
Stock subscription proceeds                     25                                                                   25
Deferred compensation                          180                                                                  180
Stock issued in connection
    with  acquisition                       11,449                                                               11,449
                                  ---  -----------                      --------      --------               ----------
Balance December 31, 1998          18     (499,928)                      214,861        (7,208)                (292,257)
Comprehensive income:
   Net income                                           [ $35,621 ]       35,621                                 35,621
   Other comprehensive loss,
     net of tax:
     Translation adjustments                               (5,820)                      (5,820)                  (5,820)
                                                        ---------
Comprehensive income                                    [ $29,801 ]
                                                        =========
Deferred compensation                          180                                                                  180
Sale of 2,750,000 shares of
   common stock                     3      181,107                                                              181,110
                                  ---  -----------                      --------      --------               ----------
Balance December 31, 1999         $21  $  (318,641)                     $250,482      $(13,028)              $  (81,166)
                                  ===  ===========                      ========      ========               ==========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flow
(dollars in thousands, except per share data)

                                                                                 Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                                           1999           1998           1997
-------------------------------------------------------------------------------------------------------------
Net income                                                          $    35,621    $    36,510    $    26,717
Adjustments for cash from operations:
   Depreciation and amortization                                         40,044         35,254         31,744
   Amortization of deferred debt issuance costs                           2,733          2,749          2,638
   Net extraordinary loss on early extinguishment of debt                 8,674                        24,547
   Non-recurring expenses relating to the Merger and
     Recapitalization                                                                                   2,500
   Gain on sale of marketable securities                                                               (3,917)
   Net change in:
     Accounts receivable                                                (27,793)        (2,926)       (18,261)
     Inventory                                                           (9,795)        (9,229)       (17,700)
     Prepaid expenses and other assets                                   (2,856)        (1,788)        (2,479)
     Accounts payable                                                     2,646           (257)        15,653
     Accrued liabilities                                                 12,792         (4,251)        18,938
     Accrued interest                                                    (2,262)          (142)         8,944
     Accrued pension and post employment benefits                         1,113         (1,102)        (4,717)
     Deferred taxes and other liabilities                                 2,887             57          2,607
     Other                                                                  291         (1,647)          (952)
                                                                    -----------    -----------    -----------
Cash flow provided by operations                                         64,095         53,228         86,262
                                                                    -----------    -----------    -----------
Cash flow from investing activities:
   Additions to property, plant and equipment                           (23,464)       (26,340)       (24,059)
   Investments in acquisitions and joint ventures                       (12,274)       (32,663)        (4,000)
   Proceeds from the sale of marketable securities                                                      7,351
                                                                    -----------    -----------    -----------
Cash flow used by investing activities                                  (35,738)       (59,003)       (20,708)
                                                                    -----------    -----------    -----------
Cash flow from financing activities:
   Net change in borrowings under revolving credit facilities           (14,328)         9,157        (20,461)
   Repurchase of senior notes and subordinated debt                    (105,480)                     (212,479)
   Payment of fees and other expenses related to
     Merger and Recapitalization                                                                      (59,436)
   Borrowings under Bank Agreement                                                                    750,000
   Net change in receivables sold                                                                      10,000
   Decrease in borrowings under Bank Agreement                          (80,500)        (5,000)       (65,000)
   Proceeds from the issuance of senior  subordinated notes                                           240,000
   Purchase of common stock                                                                        (1,048,490)
   Sale of common stock                                                 181,754                       341,041
                                                                    -----------    -----------    -----------
Cash flow provided by (used by) financing activities                    (18,554)         4,157        (64,825)
                                                                    -----------    -----------    -----------
Net change in cash and short-term cash investments                        9,803         (1,618)           729
Cash and short-term cash investments balance, beginning of period         3,095          4,713          3,984
                                                                    -----------    -----------    -----------
Cash and short-term cash investments balance, end of period         $    12,898    $     3,095    $     4,713
                                                                    ===========    ===========    ===========

Cash paid during the year for:
   Interest                                                         $    78,091    $    78,634    $    53,237
   Income taxes paid, net of refunds                                     20,285         26,024         20,623

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

      Excess of Cost Over Fair Value of Net Assets Acquired

      The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on the straight-line basis over a period of 40 years. Accumulated amortization was $121,045 and $108,674 at December 31, 1999 and 1998, respectively. Management continually reassesses the appropriateness of both the carrying value and remaining life of goodwill. Such reassessments are based on forecasting cash flows, on an undiscounted basis, and other factors. In the event an impairment is indicated, the amount of the impairment would be based on estimated discounted cash flows.

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

      Research and Development

      Research, development and engineering expenditures for the creation and application of new and improved products and processes were $18,467, $17,669 and $15,313, excluding customer sponsored programs representing expenditures of $286, $523 and $214, for the years 1999, 1998 and 1997, respectively.

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

      Net Income per Common Share

      Basic income per common share is based on the net income for the period divided by the weighted average common shares outstanding. Diluted income per common share assumes the exercise of outstanding, dilutive stock options using the treasury stock method.

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

Note 3 - Long-Term Debt

      Long-term debt consists of the following:

                                                                    December 31,
--------------------------------------------------------------------------------
                        Interest Rate at
                       December 31, 1999       Maturity         1999        1998
--------------------------------------------------------------------------------
Bank Agreement:
   Term loan                        7.60%      2000-2006     $599,500   $680,000
   Revolving credit facility        8.64%           2004        7,100     19,500
Senior subordinated notes          9.875%           2007      144,000    240,000
Notes payable to foreign
  banks and other debt         1.0%-15.0%      2000-2004       11,887     14,624
                                                             --------   --------
                                                              762,487    954,124
Less current portion                                           16,829      1,655
                                                             --------   --------
Total long-term debt                                         $745,658   $952,469
                                                             ========   ========

      In conjunction with the Merger and Recapitalization, the Company entered into a $900,000 Bank Agreement with a syndicate of financial institutions, comprised of a $150,000 revolving credit facility that expires in the year 2004 and a $750,000 term loan facility - $350,000 (Tranche A) maturing over a seven-year period ending 2004, $200,000 (Tranche B) maturing in 2005 and $200,000 (Tranche C) maturing in 2006. In October 1997, the Company negotiated a significant amendment and restatement to the term loan under the Bank Agreement. The amendment extinguished the Tranche B and C indebtedness with borrowings under a new $375,000 Term Loan Tranche B with required amortization in 2005 and 2006. In conjunction with the amendment and restatement, the Company incurred an extraordinary loss, net of tax, of $11,702 for the write off of unamortized deferred debt issuance costs. Availability under the revolving credit facility at December 31, 1999 was $134,581, after reduction of $8,319 for outstanding letters of credit.

      At December 31, 1999, interest under the Bank Agreement generally accrues at .25% to .75% over prime or 1.50% to 2.0% over LIBOR at the Company's option. The Company also pays certain annual agency and commitment fees. At December 31, 1999, the Company had interest rate protection in the form of swap agreements that effectively fixed the Company's LIBOR interest rate on $450,000 of floating rate bank debt at 5.76%. Such agreements are in effect to the extent that LIBOR remains below 7% for $300,000 of debt and remains below 8% for an additional $150,000 of debt. These agreements expire in July 2002.

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

      The 9 7/8% Senior Subordinated Notes due 2007 are general unsecured obligations of the Company. The Notes are subject to redemption at the option of the Company, in whole or in part, beginning in 2002 at 104.938% and declining to 100% by 2005. In December 1999, the Company funded the redemption of $96,000 principal amount of Notes at a price of 109.875% plus accrued interest. Such funding was from a portion of the proceeds received on issuance of 2.75 million shares of common stock. The redemption resulted in an extraordinary loss for the early extinguishment of debt (consisting of a prepayment premium and the write off of related deferred debt issuance costs) of $13,553, less tax benefits of $4,879.

      The maturity of the Company's long-term debt over each of the next five years ending December 31, is as follows: 2000 - $16,829; 2001 - $48,701; 2002 -
$61,504; 2003 - $82,026; and 2004 - $119,561.

Note 4 - Income Taxes

      The components of income before income taxes and extraordinary item and the provision for income taxes are as follows:

                                                         Year Ended December 31,
--------------------------------------------------------------------------------
                                                    1999        1998        1997
--------------------------------------------------------------------------------
Income before taxes and extraordinary item:
   United States                                $ 18,508    $ 18,725    $ 45,354
   Foreign                                        57,662      45,258      41,820
                                                --------    --------    --------
                                                $ 76,170    $ 63,983    $ 87,174
                                                ========    ========    ========
Current provision:
   United States                                $ 13,671    $ 10,002    $ 21,857
   Foreign                                        18,353      17,651      12,611
                                                --------    --------    --------
                                                  32,024      27,653      34,468
                                                --------    --------    --------
Deferred provision:
   United States                                $   (260)   $    745    $  1,407
   Foreign                                           111        (925)         35
                                                --------    --------    --------
                                                    (149)       (180)      1,442
                                                --------    --------    --------
Total provision for income taxes                $ 31,875    $ 27,473    $ 35,910
                                                ========    ========    ========

      At December 31, 1999, the Company had $13,829 of foreign tax loss carryforwards, of which $1,691 expire at various dates through 2003 and the balance can be carried forward indefinitely, and $612 of tax credit carryforwards, of which $450 expire between the years 2000 and 2011 and the balance can be carried forward indefinitely. Accrued income tax liabilities of $1,572 and $5,667 at December 31, 1999 and 1998, respectively, are included in other accrued expenses in the Consolidated Balance Sheet.

      Differences between the U.S. statutory federal tax rate and the Company's effective income tax rate are analyzed below:

                                                         Year Ended December 31,
--------------------------------------------------------------------------------
                                                         1999     1998    1997
--------------------------------------------------------------------------------
U.S. statutory federal tax rate                          35.0%    35.0%   35.0%
State and local taxes                                     1.7      2.1     1.4
Non-deductible purchase accounting differences            5.7      6.4     4.5
Foreign tax expense in excess of U.S. statutory rate      2.1      2.8      .9
Valuation allowance provided (utilized)                  (2.9)     (.9)     .1
Other                                                      .3     (2.5)    (.7)
                                                         ----     ----    ----
Effective tax rate                                       41.9%    42.9%   41.2%
                                                         ====     ====    ====

    The Company's deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

                                                                December 31,
                                                          ----------------------
                                                             1999           1998
                                                          -------        -------
Deferred tax assets:
   Accrued liabilities and reserves                       $ 4,766        $ 4,415
   Operating loss carryforwards                             4,882          7,298
   Tax credit carryforwards                                   612            450
   Employee benefits                                        2,152          2,221
                                                          -------        -------
                                                          $12,412        $14,384
                                                          =======        =======
Deferred tax liabilities:
   Depreciation                                           $ 6,290        $ 7,399
   Prepaid pension costs                                    7,128          6,103
                                                          -------        -------
                                                          $13,418        $13,502
                                                          =======        =======

      A valuation allowance of $3,723 and $5,919 at December 31, 1999 and 1998, respectively, has been recorded which relates primarily to foreign net operating loss carryforwards and tax credits. The net change in the valuation allowance for deferred tax assets was a reduction of $2,196 in 1999 and a decrease of $549 in 1998. In 1999 the net change in the valuation allowance was related to the utilization of foreign net operating loss carryforwards and in 1998 to the expiration of tax credits. Current and non-current deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the Consolidated Balance Sheet.

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

Note 5 - Benefit Plans and Other Postretirement Benefits

      The Company and its domestic subsidiaries have a defined benefit plan covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation. The plan is noncontributory, except for certain salaried employees. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The following is a summary of the Company's defined benefit plans funded status as of the most recent actuarial valuations (December 31, 1999 and 1998).

                                                              December 31, 1999                        December 31, 1998
------------------------------------------------------------------------------------------------------------------------
                                                  Accumulated            Assets          Accumulated              Assets
                                                     Benefits            Exceed             Benefits              Exceed
                                                       Exceed       Accumulated               Exceed         Accumulated
                                                       Assets          Benefits               Assets            Benefits
------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
    Benefit obligation at beginning of year          $ 25,302          $193,634              $ 21,540          $178,982
    Service cost                                          881             4,385                   768             3,697
    Interest cost                                       1,429            12,913                 1,450            12,692
    Plan participants' contributions                                        296                                     272
    Plan amendments                                                                                               4,797
    Actuarial (gain) loss                                 827            (8,410)                  762             7,955
    Foreign exchange                                   (3,551)             (159)                1,717              (223)
    Benefits paid                                        (914)          (13,701)                 (935)          (14,538)
                                                     --------          --------              --------          --------
    Benefit obligation at end of year                  23,974           188,958                25,302           193,634
                                                     --------          --------              --------          --------

Change in  plan assets:
    Fair value of plan assets at beginning of year                      222,219                                 204,679
    Actual return on plan assets                                         29,849                                  32,065
    Employer contribution                                                    92                                      61
    Plan participants' contributions                                        296                                     272
    Foreign exchange                                                       (208)                                   (320)
    Benefits paid                                                       (13,701)                                (14,538)
                                                     --------          --------              --------          --------
    Fair value of plan assets at end of year               --           238,547                    --           222,219
                                                     --------          --------              --------          --------

Funded status                                         (23,974)           49,589               (25,302)           28,585
Unrecognized net actuarial (gain) loss                  3,419           (29,592)                1,075            (9,236)
Unrecognized prior service cost                                           8,983                                  10,076
Unrecognized transition obligation net                    124            (2,276)                  167            (2,540)
                                                     --------          --------              --------          --------
(Accrued) prepaid benefit cost                       $(20,431)         $ 26,704              $(24,060)         $ 26,885
                                                     ========          ========              ========          ========

                                                               Year Ended December 31,
---------------------------------------------------------------------------------------
                                                           1999        1998        1997
                                                       --------    --------    --------
 Components of net pension cost:
   Service cost                                        $  5,266    $  4,465    $  3,969
   Interest cost                                         14,342      14,142      13,761
   Expected return on plan assets                       (19,110)    (18,038)    (35,321)
   Net amortization and deferral of actuarial losses      1,376         983      19,417
                                                       --------    --------    --------
Net pension cost                                       $  1,874    $  1,552    $  1,826
                                                       ========    ========    ========
---------------------------------------------------------------------------------------

      The weighted-average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.5% (7.0% in 1998 and 7.25% in 1997) and 3.5% (3.0% in 1998 and 3.25% in 1997), respectively. The expected long-term rate of return on assets was 10.5%. Plan assets consist primarily of U.S. equity and debt securities. The Company has also adopted an unfunded Supplemental Employee Retirement Plan ("SERP") which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $19,277 and $21,139 at December 31, 1999 and 1998, respectively. Such obligation is included in the Consolidated Balance Sheet and the tables above. Pension plans of certain of the Company's other international subsidiaries generally do not determine the actuarial value of accumulated benefits and the value of net assets on the basis shown above. The plans, in accordance with local practices, are generally unfunded. The vested benefit obligations of these plans are not significant.

      The Company maintains self insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company's share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company's obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation ("APBO") and the net postretirement benefit expense are not material in relation to the Company's financial condition or results of operations, management believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rates used in determining the APBO at December 31, 1999 and 1998 were 7.5% and 7.0%, respectively.

      Summary information on the Company's postretirement medical plans as of December 31, 1999 and 1998 is as follows:

                                                                    December 31,
                                                         ----------------------
                                                             1999          1998
                                                         --------      --------
Change in benefit obligation:
   Benefit obligation at beginning of year               $ 12,665      $ 13,027
   Service cost                                                68            72
   Interest cost                                              901           935
   Paid benefits and expenses                              (2,093)       (2,616)
   Actuarial gain (loss)                                      939         1,247
                                                         --------      --------
   Benefit obligation at end of year                     $ 12,480      $ 12,665
                                                         ========      ========

Funded status                                            $(12,480)     $(12,665)
Unrecognized net actuarial loss                             8,897         9,111
Unrecognized transition obligation                            807           869
                                                         --------      --------
Accrued benefit cost                                     $ (2,776)     $ (2,685)
                                                         ========      ========

                                                         Year ended December 31,
                                                        ------------------------
                                                          1999     1998     1997
                                                        ------   ------   ------

Components of net postretirement benefit cost:
   Service cost                                         $   68   $   72   $   65
   Interest cost                                           901      935      963
   Amortization of transition obligation                    62       62       62
   Net amortization and deferral of actuarial losses     1,107      961      733
                                                        ------   ------   ------
Net postretirement benefit cost                         $2,138   $2,030   $1,823
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

      Stock option plan activity for 1997, 1998, and 1999 was as follows:

--------------------------------------------------------------------------------------
                                                Old Plan      New Plan   Average Price
--------------------------------------------------------------------------------------
Options outstanding at December 31, 1996         423,438                  $   20.58
Options granted                                              1,190,176        26.12
Options exercised                                (14,001)                     13.15
Options cancelled                               (409,437)      (11,750)       20.47
                                              ----------     ---------
Options outstanding at December 31, 1997              --     1,178,426        26.12
Options granted                                       --       240,460        50.82
Options cancelled                                     --      (148,450)       51.36
                                              ----------     ---------
Options outstanding at December 31, 1998              --     1,270,436        27.85
Options granted                                       --       241,400        38.48
Options cancelled                                     --       (53,306)       29.98
                                              ----------     ---------
Options outstanding at December 31, 1999              --     1,458,530    $   29.53
                                              ==========     =========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                               Options Outstanding                     Options Exercisable
                    ------------------------------------------       -----------------------
                                       Average       Remaining                        Average
 Exercise Price       Shares            Price          Term          Shares            Price
 --------------       ------            -----          ----          ------            -----
     $26.00         1,105,826           $26.00          7.38         448,571           $26.00
   30.00-35.00         61,104            32.09          8.83          11,976            32.00
   36.00-40.00        229,900            38.27          9.23           4,000            39.93
   55.00-60.00         61,700            57.79          8.39          11,340            58.00

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

                                                      1999       1998     1997
                                                     -------   -------   -------
Income before
extraordinary item                   As reported     $44,295   $36,510   $51,264
                                     Pro forma        42,261    34,075    49,704

Income per share
before extraordinary item - Basic    As reported       $2.46     $2.07     $1.84
                                     Pro forma          2.34      1.93      1.79

Income per share
before extraordinary item - Diluted  As reported       $2.42     $2.03     $1.83
                                     Pro forma          2.31      1.90      1.78

Net income                           As reported     $35,621   $36,510   $26,717
                                     Pro forma        33,587    34,075    25,157

Net income per share - Basic         As reported       $1.98     $2.07     $ .96
                                     Pro forma          1.86      1.93       .90

Net income per share - Diluted       As reported       $1.94     $2.03     $ .95
                                     Pro forma          1.83      1.90       .90

The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              1999          1998          1997
                                              ----          ----          ----
Risk free interest rate                       5.6%          5.1%          5.4%
Expected life                               4 years       4 years       4 years
Expected volatility                          40.0%         30.0%         30.0%
Expected dividend yield                         --            --            --

      The weighted-average fair values of options granted during 1999, 1998 and 1997 were $15.01, $16.69 and $8.36, respectively.

      Activity in the Company's Accumulated Other Comprehensive Income accounts for 1997, 1998 and 1999 is as follows:

                                                                               Cumulative
                                                                Cumulative       Minimum       Accumulated
                                              Cumulative      Appreciation       Pension          Other
                                              Translation      in Marketable     Liability    Comprehensive
                                              Adjustment        Securities      Adjustment        Income
                                              ----------        ----------      ----------        ------
Balance December 31, 1996                     $  (1,765)        $   3,687       $  (5,809)       $  (3,887)
   Translation adjustments                       (8,147)                                            (8,147)
   Change in appreciation in market
       value of marketable securities
       available-for-sale                                          (1,140)                          (1,140)
   Sale of available-for-sale
       securities                                                  (2,547)                          (2,547)
   Change in minimum pension
       liability adjustment                                                         5,809            5,809
                                              ---------         ---------       ---------        ---------
Balance December 31, 1997                        (9,912)               --              --           (9,912)
   Translation adjustments                        2,704                                              2,704
                                              ---------         ---------       ---------        ---------
Balance December 31, 1998                        (7,208)               --              --           (7,208)
   Translation adjustments                       (5,820)                                            (5,820)
                                              ---------         ---------       ---------        ---------
Balance December 31, 1999                      $(13,028)               --              --        $ (13,028)
                                              =========         =========       =========        =========

      In December 1999, the Company issued 2.75 million shares of common stock in a public offering.

      At December 31, 1999, KKR and its affiliates owned 63.9% of the Company's outstanding common stock.

Note 7 - Leases

      At December 31, 1999, the Company was committed under operating leases which expire at various dates through 2008. Total rent expense under operating leases for the years 1999, 1998, and 1997 was $15,895, $13,927 and $11,495 respectively.

      Minimum lease payments under non-cancelable operating leases are as follows:

         2000                                  $11,766
         2001                                    8,186
         2002                                    5,945
         2003                                    4,598
         2004                                    3,528
         Beyond 2004                               913
                                               -------
            Total minimum obligation           $34,936
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

                                 Interconnect products                     Cable
                                    and assemblies                        products                             Total
                        ----------------------------------  ----------------------------------  ----------------------------------
                           1999        1998        1997        1999        1998        1997        1999        1998        1997
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net Sales
 - external             $  769,967  $  718,109  $  679,887  $  240,636  $  200,768  $  204,461  $1,010,603  $  918,877  $  884,348
 - intersegment                569         358         102       9,417       7,189       5,037       9,986       7,547       5,139
Depreciation and
   amortization             21,953      18,235      15,029       3,446       3,039       2,960      25,399      21,274      17,989
Segment operating
   income                  135,721     135,739     132,520      47,585      31,880      39,313     183,306     167,619     171,833
Segment assets             347,844     311,892     256,380      53,554      55,119      58,743     401,398     367,011     315,123
Additions to property,
   plant and equipment      21,321      22,483      21,275       2,032       3,834       2,666      23,353      26,317      23,941

Reconciliation of segment operating income to consolidated income before taxes and extraordinary item:

                                                 1999        1998        1997
                                              ---------   ---------   ---------
Segment operating income                      $ 183,306   $ 167,619   $ 171,833
Amortization of goodwill                        (12,371)    (11,701)    (11,316)
Interest expense                                (79,297)    (81,199)    (64,713)
Headquarters' expense and other net expenses    (15,468)    (10,736)     (8,630)
                                              ---------   ---------   ---------
Consolidated income before taxes
   and extraordinary item                     $  76,170   $  63,983   $  87,174
                                              =========   =========   =========

Reconciliation of segment assets to consolidated total assets:

                                              1999          1998          1997
                                            --------      --------      --------
Segment assets                              $401,398      $367,011      $315,123
Goodwill                                     360,999       360,265       339,223
Other unallocated assets                      73,979        80,125        82,808
                                            --------      --------      --------
Consolidated total assets                   $836,376      $807,401      $737,154
                                            ========      ========      ========

Geographic information:

                                                                                               Land and
                                               Net Sales                                    depreciable assets
                             ----------------------------------------          ---------------------------------------
                                 1999            1998          1997              1999            1998           1997
                             ----------        --------      --------          --------        --------       --------
United States                $  627,699        $591,377      $581,278          $ 65,536        $ 70,072       $ 64,020
Europe                          268,815         245,057       230,923            39,811          43,301         36,519
Other                           199,426         155,350       133,355            14,603          13,406         11,053
Eliminations                    (85,337)        (72,907)      (61,208)
                             ----------        --------      --------          --------        --------       --------
Total                        $1,010,603        $918,877      $884,348          $119,950        $126,779       $111,592
                             ==========        ========      ========          ========        ========       ========

      Revenues by geographic area are based on origin of shipment. The Company had export sales from the United States operations of approximately $81,000, $58,000 and $88,000 in 1999, 1998 and 1997, respectively.

Note 9 - Other Expenses, net

      Other income (expense) is comprised as follows:

                                                        Year Ended December 31,
--------------------------------------------------------------------------------
                                                       1999      1998      1997
                                                    -------   -------   -------
Interest income                                     $   541   $   121   $   234
Foreign currency transaction gains                      499     1,445     1,283
Program fees on sale of accounts receivable          (3,851)   (4,121)   (3,671)
Minority interests                                   (2,220)     (849)   (1,042)
Gain on sale of marketable securities                                     3,917
Agency and commitment fees                             (701)     (705)     (678)
Other                                                   470      (436)   (1,104)
                                                    -------   -------   -------
                                                    $(5,262)  $(4,545)  $(1,061)
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

      Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied") in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At December 31, 1999, approximately $20,000 of total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

      A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At December 31, 1999 and 1998, approximately $60,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

Note 11 - Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and short-term cash investments: The carrying amount approximates fair value because of the short maturity of those instruments.

      Long-term debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1999 and 1998, based on market quotes for the same or similar securities it is estimated that the Company's 9 7/8% Subordinated Debentures were trading at a premium of 5% over book value. The book value of the Company's other long-term debt approximates fair value.

      Investments: The Company periodically uses derivative financial instruments. The instruments are primarily used to manage defined interest rate risk, and to a lesser extent foreign exchange and commodity risks arising out of the Company's core activities. In 1997, the Company entered into interest rate swaps to limit exposure to interest rate fluctuations on the Company's floating rate bank debt. At December 31, 1999 and 1998, the Company had $450,000 of interest rate swaps outstanding as described in Note 3. While it is not the Company's intention to terminate the interest rate swap agreements, the fair values were estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. These fair values indicated that termination of the agreements at December 31, 1999 and 1998 would have resulted in a pretax gain of $3,543 and a pretax loss of $12,829, respectively. Due to the volatility of interest rates, these estimated results may or may not be realized.

      The Company does not utilize financial instruments for trading or other speculative purposes. It is estimated that the carrying value of the Company's other financial instruments at December 31, 1999 and 1998 approximates fair value.

Note 12 - Selected Quarterly Financial Data (Unaudited)

                                                                                                       Three Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                                             March 31           June 30     September 30      December 31
--------------------------------------------------------------------------------------------------------------------------
1999
Net sales                                                    $237,164         $247,438          $256,857         $269,144
Gross profit, including depreciation                           73,323           78,509            81,804           86,448
Income before extraordinary items                               8,239           10,463            11,586           14,007
Income per share before extraordinary item - Basic                .46              .59               .65              .76
Income per share before extraordinary item - Diluted              .46              .58               .64              .74
Net income                                                      8,239           10,463            11,586            5,333
Net income per share - Basic                                      .46              .59               .65              .29
Net income per share - Diluted                                    .46              .58               .64              .28
Stock price - High                                             38 1/2           40 3/8            56 5/8           71 1/2
            - Low                                             29 7/16           34 1/2            39 5/16          45 3/4

1998
Net sales                                                    $228,541         $227,942          $229,018         $233,376
Gross profit, including depreciation                           74,397           74,621            72,813           72,892
Net income                                                      9,673           10,355             8,212            8,270
Net income per share - Basic                                      .55              .59               .46              .46
Net income per share - Diluted                                    .54              .58               .46              .46
Stock price  - High                                                64           61 5/8            44 1/8          35 1/16
             - Low                                             53 1/4               39          29 13/16           27 1/2

1997
Net sales                                                    $211,773         $226,996          $223,494         $222,085
Gross profit, including depreciation                           69,583           75,682            74,002           74,069
Income before extraordinary items                              17,497           15,774             8,559            9,434
Income per share before extraordinary item - Basic                .39              .50               .49              .54
Income per share before extraordinary item - Diluted              .39              .49               .48              .53
Net income (loss)                                              17,497            2,929             8,559           (2,268)
Net income (loss) per share - Basic                               .39              .09               .49             (.13)
Net income (loss) per share - Diluted                             .39              .09               .48             (.13)
Stock price - High                                                 26           38 7/8            43 1/2               56
            - Low                                              21 3/4           24 1/8           39 1/16               44

Note 13 - Subsequent Event

      On March 14, 2000, the Board of Directors approved a two-for-one split of the Company's common stock to be paid to shareholders of record as of March 23, 2000. On or about April 25, 2000 each shareholder will receive one additional share of common stock for each share of stock then held, subject to majority shareholder approval of an increase in the number of authorized shares.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Consolidated Financial Statements                                                  Page
Report of Management                                                                        20

Independent Auditors' Report                                                                20

Consolidated Statement of Income -
     Years Ended December 31, 1999, December 31, 1998, and December 31, 1997                21

Consolidated Balance Sheet -
     December 31, 1999 and December 31, 1998                                                22

Consolidated Statement of Changes in Shareholders' Equity (Deficit) -
     Years Ended December 31, 1999, December 31, 1998, and December 31, 1997                23

Consolidated Statement of Cash Flow -
     Years Ended December 31, 1999, December 31, 1998, and December 31, 1997                24

Notes to Consolidated Financial Statements                                                  25

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 1999

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

3.2         By-Laws of the Company as of May 19, 1997 - NXS Acquisition Corp.
            By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*

4.1 Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 19, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).*

10.1 Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).*

10.2 Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*

10.3 Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to the June 30, 1997 10-Q).*

10.4 1998 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 1997 10-K).*

10.5 1999 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 1998 10-K).*

10.6        2000 Amphenol Incentive Plan.

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

23          Consent of Deloitte & Touche LLP.

27          Financial Data Schedule.

            (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

----------
* Incorporated herein by reference as stated.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 28th day of March 2000.

                                      AMPHENOL CORPORATION


                                      /s/ Martin H. Loeffler
                                          -------------------------
                                          Martin H. Loeffler
                                          Chairman, Chief Executive
                                          Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature                    Title                              Date

/s/ Martin H. Loeffler       Chairman, Chief Executive Officer  March 28, 2000
    Martin H. Loeffler       and President
                             (Principal Executive Officer)

/s/ Edward G. Jepsen         Chief Financial Officer            March 28, 2000
    Edward G. Jepsen         (Principal Financial Officer and
                             Principal Accounting Officer)

/s/ Andrew Clarkson          Director                           March 28, 2000

/s/ G. Robert Durham         Director                           March 28, 2000

/s/ Henry R. Kravis          Director                           March 28, 2000

/s/ Marc S. Lipschultz       Director                           March 28, 2000

/s/ Michael W. Michelson     Director                           March 28, 2000

/s/ George R. Roberts        Director                           March 28, 2000