Form 10-Q
period 2000-03-31
AMPHENOL CORP /DE/
filed 2000-05-01
CIK 820313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-10879

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 28, 2000, the total number of shares outstanding of Class A Common Stock was 41,451,572.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AMPHENOL CORPORATION

                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                        PAGE
                                                                                      --------
Part I                  Financial Information

    Item 1.             Financial Statements:

                        Condensed Consolidated Balance Sheet March 31, 2000 and
                          December 31, 1999.........................................      3

                        Condensed Consolidated Statement of Income Quarter ended
                          March 31, 2000 and 1999...................................      5

                        Condensed Consolidated Statement of Changes in Shareholders'
                          Deficit Quarter ended March 31, 2000......................      6

                        Condensed Consolidated Statement of Changes in Shareholders'
                          Deficit Quarter ended March 31, 1999......................      7

                        Condensed Consolidated Statement of Cash Flow Quarter ended
                          March 31, 2000 and 1999...................................      8

                        Notes to Condensed Consolidated Financial Statements........      9

    Item 2.             Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     11

    Item 3.             Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     13

Part II                 Other Information

    Item 1.             Legal Proceedings...........................................     14

    Item 2.             Changes in Securities.......................................     14

    Item 3.             Defaults upon Senior Securities.............................     14

    Item 4.             Submission of Matters to a Vote of Security-Holders.........     14

    Item 5.             Other Information...........................................     14

    Item 6.             Exhibits and Reports on Form 8-K............................     14

Signatures..........................................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMPHENOL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                        A S S E T S
Current Assets:
  Cash and short-term cash investments......................    $ 12,560      $ 12,898
  Accounts receivable, less allowance for doubtful accounts
    of $2,419 and $2,232, respectively......................     135,218       111,711
  Inventories...............................................     184,683       189,433
  Prepaid expenses and other assets.........................      20,599        21,137
                                                                --------      --------
Total current assets........................................     353,060       335,179
                                                                --------      --------
Land and depreciable assets, less accumulated depreciation
  of $213,645 and $206,923, respectively....................     129,552       119,950
Deferred debt issuance costs................................       9,709        10,267
Excess of cost over fair value of net assets acquired.......     388,832       360,999
Other assets................................................      13,566         9,981
                                                                --------      --------
                                                                $894,719      $836,376
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
           LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable..........................................   $  81,696      $  71,495
  Accrued interest..........................................      12,671          9,779
  Other accrued expenses....................................      61,694         47,824
  Current portion of long-term debt.........................      16,741         16,829
                                                               ---------      ---------
Total current liabilities...................................     172,802        145,927
                                                               ---------      ---------
Long-term debt..............................................     751,218        745,658
Deferred taxes and other liabilities........................      27,174         25,957
Shareholders' Deficit:
  Common stock..............................................          21             21
  Additional paid-in deficit................................    (311,044)      (318,641)
  Accumulated earnings......................................     270,746        250,482
  Accumulated translation adjustment........................     (16,198)       (13,028)
                                                               ---------      ---------
Total shareholders' deficit.................................     (56,475)       (81,166)
                                                               ---------      ---------
                                                               $ 894,719      $ 836,376
                                                               =========      =========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Net sales...................................................  $  300,049   $  237,164
Costs and expenses:
  Cost of sales, excluding depreciation and amortization....     197,176      157,289
  Depreciation and amortization expense.....................       7,039        6,885
  Selling, general and administrative expense...............      41,873       34,262
  Amortization of goodwill..................................       3,275        3,078
                                                              ----------   ----------
Operating income............................................      50,686       35,650
Interest expense............................................     (15,843)     (19,812)
Other expenses, net.........................................      (1,904)      (1,233)
                                                              ----------   ----------
Income before income taxes..................................      32,939       14,605
Provision for income taxes..................................     (12,675)      (6,366)
                                                              ----------   ----------
Net income..................................................  $   20,264   $    8,239
                                                              ==========   ==========
Net income per common share--Basic..........................  $      .49   $      .23
                                                              ==========   ==========
  Average common shares outstanding--Basic..................  41,465,756   35,724,682
Net income per common share--Diluted........................  $      .48   $      .23
                                                              ==========   ==========
  Average common shares outstanding--Diluted................  42,580,344   36,062,650

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                             ADDITIONAL                                              ACCUMULATED       TOTAL
                                   COMMON     PAID-IN           COMPREHENSIVE         ACCUMULATED    TRANSLATION   SHAREHOLDERS'
                                   STOCK      DEFICIT              INCOME               EARNINGS     ADJUSTMENT       DEFICIT
                                  --------   ----------   -------------------------   ------------   -----------   -------------
Beginning balance at
  December 31, 1999.............    $21      ($318,641)                                 $250,482      ($13,028)      ($81,166)
Comprehensive income:
  Net income....................                                         [$20,264]        20,264                       20,264
                                                          -------------------------
  Other comprehensive loss, net
    of tax:
    Foreign currency translation
      adjustment................                                           (3,170)                      (3,170)        (3,170)
                                                          -------------------------
Comprehensive income............                                         [$17,094]
                                                          =========================
Issuance of 226,414 shares of
  common stock related to
  acquistion....................                 7,500                                                                  7,500
Other adjustments...............                    97                                                                     97
                                    ---      ---------                                  --------      --------       --------
Ending balance at March 31, 2000    $21      ($311,044)                                 $270,746      ($16,198)      ($56,475)
                                    ===      =========                                  ========      ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                             ADDITIONAL                                             ACCUMULATED        TOTAL
                                   COMMON     PAID-IN          COMPREHENSIVE         ACCUMULATED    TRANSLATION    SHAREHOLDERS'
                                   STOCK      DEFICIT              INCOME              EARNINGS      ADJUSTMENT       DEFICIT
                                  --------   ----------   ------------------------   ------------   ------------   -------------
Beginning balance at
  December 31, 1998.............    $18      ($499,928)                                $214,861       ($ 7,208)      ($292,257)
Comprehensive income:
  Net income....................                                        [$8,239]          8,239                          8,239
                                                          ------------------------
    Other comprehensive loss,
      net of tax:
Foreign currency translation
  adjustment....................                                         (4,853)                        (4,853)         (4,853)
                                                          ------------------------
Comprehensive income............                                        [$3,386]
                                                          ========================
Other adjustments...............                    45                                                                      45
                                    ---      ---------                                 --------       --------       ---------
Ending balance at March 31, 1999    $18      ($499,883)                                $223,100       ($12,061)      ($288,826)
                                    ===      =========                                 ========       ========       =========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net income..................................................  $20,264    $ 8,239
Adjustments for cash from operations:
  Depreciation and amortization.............................   10,314      9,963
  Amortization of deferred debt issuance costs..............      558        691
  Net change in non-cash components of working capital         11,280     (6,365)
                                                              -------    -------
Cash flow provided by operations............................   42,416     12,528
                                                              -------    -------
Cash flow from investing activities:
  Capital additions, net....................................  (10,267)    (5,595)
  Investment in acquisitions................................  (33,565)    (1,416)
                                                              -------    -------
Cash flow used by investing activities......................  (43,832)    (7,011)
                                                              -------    -------
Cash flow from financing activities:
Net change in borrowings under revolving credit
  facilities................................................    1,078     (4,821)
                                                              -------    -------
Cash flow provided (used) by financing activities...........    1,078     (4,821)
                                                              -------    -------
Net change in cash and short-term cash investments               (338)       696
Cash and short-term cash investments balance, beginning of
  period                                                       12,898      3,095
                                                              -------    -------
Cash and short-term cash investments balance, end of period   $12,560    $ 3,791
                                                              =======    =======
Cash paid during the period for:
  Interest..................................................  $12,393    $14,058
  Income taxes paid (refunded), net.........................    5,940       (110)

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of March 31, 2000 and December 31, 1999, and the related condensed consolidated statements of income and of changes in shareholders' deficit and of cash flow for the three months ended March 31, 2000 and 1999 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2--INVENTORIES

Inventories consist of:

                                                        MARCH 31,    DECEMBER 31,
                                                          2000           1999
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials and supplies...........................    $ 29,064      $ 28,022
Work in process......................................     115,333       115,231
Finished goods.......................................      40,286        46,180
                                                         --------      --------
                                                         $184,683      $189,433
                                                         ========      ========

NOTE 3--REPORTABLE BUSINESS SEGMENTS (UNAUDITED)

    The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the three months ended March 31, 2000 and 1999 are as follows:

                              INTERCONNECT PRODUCTS          CABLE
                                 AND ASSEMBLIES            PRODUCTS                TOTAL
                              ---------------------   -------------------   -------------------
                                2000        1999        2000       1999       2000       1999
                              ---------   ---------   --------   --------   --------   --------
Net sales
  -- external...............  $225,347    $178,008    $74,702    $59,156    $300,049   $237,164
  -- intersegment...........        75         156      3,582      2,150       3,657      2,306
Segment operating income....    42,378      29,623     15,147     10,910      57,525     40,533

                              AMPHENOL CORPORATION

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--REPORTABLE BUSINESS SEGMENTS (UNAUDITED) (CONTINUED)
Reconciliation of segment operating income to consolidated income before taxes for the three months ended March 31, 2000 and 1999:

                                                              2000       1999
                                                            --------   --------
Segment operating income..................................  $57,525    $40,533
Amortization of goodwill..................................   (3,275)    (3,078)
Interest expense..........................................  (15,843)   (19,812)
Headquarters' expense and other net expenses..............   (5,468)    (3,038)
                                                            -------    -------
Consolidated income before income taxes...................  $32,939    $14,605
                                                            =======    =======

NOTE 4--COMMITMENTS AND CONTINGENCIES

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

    A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $60,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Condensed Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At March 31, 2000 and December 31, 1999, approximately $60,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet at those dates.

NOTE 5--STOCK SPLIT

    On March 14, 2000, the Board of Directors approved a two-for-one split of the Company's common stock to be paid to shareholders of record as of March 23, 2000. On April 24, 2000, the Company's shareholders approved an increase in the number of authorized shares from 40,000,000 to 100,000,000. On April 24, 2000, each shareholder received one additional share of common stock for each share of stock then held. All share and per-share amounts in the financial statements and footnotes have been restated to reflect the split.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 2.  RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED WITH QUARTER ENDED MARCH 31, 1999

    Net sales increased approximately 27% to $300,049 in the first quarter of 2000 compared to sales of $237,164 for the same period in 1999. The increase is primarily attributable to increased sales of interconnect products and cable products for communication markets. In addition, sales of interconnect products for aerospace and industrial applications increased in the first quarter of 2000 compared to the same period in 1999. Currency translation had the effect of decreasing sales in the first quarter of 2000 by approximately $6.4 million when compared to exchange rates for the 1999 period.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 32% for the first quarter of 2000 compared to 31% for the 1999 period. The increase in the gross profit margin is generally attributable to changes in product mix.

    Selling, general and administrative expenses as a percentage of net sales remained constant at approximately 14% for the first quarter of 2000 compared to the 1999 period.

    Interest expense for the first quarter of 2000 was $15,843 compared to $19,812 for the 1999 period. The decrease is primarily attributable to lower average debt levels.

    The provision for income taxes for the first quarter of 2000 was at an effective rate of 38% compared to 44% in the 1999 period. The decrease is generally attributable to non-deductible expenses (goodwill amortization) being a lower percentage of pretax income. The effective rate excluding non-deductible goodwill amortization for the first quarter of 2000 was 35% compared to 36% in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $42,416 in the first quarter of 2000 compared to $12,528 in the 1999 period. The increase in cash flow relates primarily to an increase in net income adjusted for depreciation and amortization charges and to a net decrease in non-cash components of working capital.

    For the first quarter of 2000, cash from operating activities and borrowings under the credit facility were used to fund capital expenditures of $10,267. In addition, the Company acquired two companies that manufacture components for mobile handsets and one company that manufactures highly engineered cable assemblies for automotive applications. The total amount paid for these acquisitions was $32.7 million in cash and 226,414 shares of common stock. These acquisitions contributed $8.0 million in sales in the first quarter of 2000, and the effect on net income was not material. In the 1999 period, cash from operating activities was used to fund capital expenditures of $5,595, fund acquisitions of $1,416 and to repay indebtedness of $4,821.

    In conjunction with the Merger and Recapitalization in 1997, the Company entered into a $900 million bank agreement comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility. The term loan facility, as modified, included a $350 million Tranche A maturing over a 7 year period ending 2004, and a $375 million Tranche B with required amortization in 2005 and 2006. The bank agreement is secured by pledges of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock. At March 31, 2000 there were $599.5 million of borrowings outstanding under the term loan facility. Availability under the revolving credit facility at March 31, 2000 was $136.5 million, after reduction of $5.3 million for outstanding letters of credit.

    The Company has entered into interest rate swap agreements that effectively fix the Company's interest cost on $450 million of borrowings under the bank agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

    The Company's EBITDA as defined in the bank agreement was $61.5 million and $46.9 million for the three months ended March 31, 2000 and 1999, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles
(GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

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

SAFE HARBOR STATEMENT

    Statements in this report that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 1999 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in its 1999 Annual Report on Form 10-K.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Reference is made to the Company's 1999 Annual Report on Form 10-K, (the "10-K").

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    During the first quarter of 2000, written consents of the holders of the Company's Class A Common Stock were solicited to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock which the Company has authority to issue by 60,000,000, from 40,000,000 to 100,000,000. The amendment was approved in April 2000, with 17,238,990 consents submitted for the amendment, 219,646 consents submitted against the amendment and there were no abstaining consents.

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

3.2   By-Laws of the Company as of May 19, 1997--NXS Acquisition
      Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997
      10-Q).**

3.3   Amended and Restated Certificate of Incorporation, dated
      April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000
      Form 8-K).**

4.1   Indenture between Amphenol Corporation and IBJ Schroeder
      Bank and Trust Company, as Trustee, dated as of May 19,
      1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).**

------------------------

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

 10.4   1998 Amphenol Incentive Plan (filed as Exhibit 10.5 to the
        December 31, 1997 10-K).**

 10.5   1999 Amphenol Incentive Plan (filed as Exhibit 10.6 to the
        December 31, 1998 10-K).**

 10.6   2000 Amphenol Incentive Plan (filed as Exhibit 10.6 to the
        December 31, 1999 10-K).**

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

------------------------

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

------------------------

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

   27   Financial Data Schedule.*

    (b) Reports filed on Form 8-K

      There were no reports on Form 8-K filed for or during the first quarter ended March 31, 2000. On April 28, 2000, the Company filed a report on Form 8-K including a copy of the Company's Amended and Restated Certificate of Incorporation filed with the State of Delaware on April 24, 2000 increasing the number of shares that the Company is authorized to issue from 40 million to 100 million shares of Class A Common Stock, par value $.001.

------------------------

*   Filed herewith

**  Previously filed

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AMPHENOL CORPORATION

DATE: MAY 1, 2000                                      /s/ EDWARD G. JEPSEN
                                                       ---------------------------------------------
                                                       Edward G. Jepsen
                                                       EXECUTIVE VICE PRESIDENT AND
                                                       CHIEF FINANCIAL OFFICER