Form 10-Q
period 2000-06-30
AMPHENOL CORP /DE/
filed 2000-08-11
CIK 820313

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               -------------- TO
                                 --------------

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

                                      Yes /X/  No / /

    As of July 1, 2000, the total number of shares outstanding of Class A Common Stock was 41,612,385.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AMPHENOL CORPORATION

                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                              PAGE
                                                                            --------
Part I        Financial Information

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheet June 30, 2000 and
                December 31, 1999.........................................      3

              Condensed Consolidated Statement of Income three and six
                months ended
                June 30, 2000 and 1999....................................      5

              Condensed Consolidated Statement of Changes in Shareholders'
                Deficit six
                months ended June 30, 2000................................      6

              Condensed Consolidated Statement of Changes in Shareholders'
                Deficit six
                months ended June 30, 1999................................      7

              Condensed Consolidated Statement of Cash Flow six months
                ended
                June 30, 2000 and 1999....................................      8

              Notes to Condensed Consolidated Financial Statements........      9

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     12

              Quantitative and Qualitative Disclosures About Market
     Item 3.    Risk......................................................     14

Part II       Other Information

     Item 1.  Legal Proceedings...........................................     15

     Item 2.  Changes in Securities.......................................     15

     Item 3.  Defaults upon Senior Securities.............................     15

     Item 4.  Submission of Matters to a Vote of Security-Holders.........     15

     Item 5.  Other Information...........................................     15

     Item 6.  Exhibits and Reports on Form 8-K............................     16

Signatures................................................................     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMPHENOL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current Assets:
  Cash and short-term cash investments......................    $ 14,358      $ 12,898
  Accounts receivable, less allowance for doubtful accounts
    of $2,567 and $2,232, respectively......................     141,674       111,711
  Inventories...............................................     187,742       189,433
  Prepaid expenses and other assets.........................      21,615        21,137
                                                                --------      --------
      Total current assets..................................     365,389       335,179
                                                                --------      --------
Land and depreciable assets, less accumulated depreciation
  of $217,540 and $206,923, respectively....................     135,255       119,950
Deferred debt issuance costs................................       9,150        10,267
Excess of cost over fair value of net assets acquired.......     390,189       360,999
Other assets................................................       9,572         9,981
                                                                --------      --------
                                                                $909,555      $836,376
                                                                ========      ========

                              AMPHENOL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable..........................................    $103,160      $ 71,495
  Accrued interest..........................................       8,781         9,779
  Other accrued expenses....................................      61,701        47,824
  Current portion of long-term debt.........................      49,979        16,829
                                                                --------      --------
      Total current liabilities.............................     223,621       145,927
                                                                --------      --------
Long-term debt..............................................     691,006       745,658
Deferred taxes and other liabilities........................      25,613        25,957

Shareholders' Deficit:
  Common stock..............................................          42            42
  Additional paid-in deficit................................    (308,642)     (318,662)
  Accumulated earnings......................................     296,956       250,482
  Accumulated translation adjustment........................     (19,041)      (13,028)
                                                                --------      --------
      Total shareholders' deficit...........................     (30,685)      (81,166)
                                                                --------      --------
                                                                $909,555      $836,376
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                       -----------------------------   -----------------------------
                                          2000              1999          2000              1999
                                       -----------       -----------   -----------       -----------
Net sales............................  $   335,510       $   247,438   $   635,559       $   484,602

Costs and expenses:
  Cost of sales, excluding
    depreciation and amortization....      219,492           162,198       416,668           319,487
  Depreciation and amortization
    expense..........................        7,360             7,064        14,399            13,949
  Selling, general and administrative
    expense..........................       45,895            35,797        87,768            70,059
  Amortization of goodwill...........        3,326             3,082         6,601             6,160
                                       -----------       -----------   -----------       -----------
Operating income.....................       59,437            39,297       110,123            74,947
Interest expense.....................      (15,494)          (19,860)      (31,337)          (39,672)
Other expenses, net..................       (1,829)           (1,355)       (3,733)           (2,588)
                                       -----------       -----------   -----------       -----------
Income before income taxes...........       42,114            18,082        75,053            32,687
Provision for income taxes...........      (15,904)           (7,619)      (28,579)          (13,985)
                                       -----------       -----------   -----------       -----------
Net income...........................  $    26,210       $    10,463   $    46,474       $    18,702
                                       ===========       ===========   ===========       ===========
Net income per common share--basic...  $       .63       $       .29   $      1.12       $       .52
                                       ===========       ===========   ===========       ===========
  Average common shares outstanding--
    basic............................   41,534,184        35,727,032    41,499,970        35,725,864
                                       ===========       ===========   ===========       ===========
Net income per common
  share--diluted.....................  $       .61       $       .29   $      1.09       $       .52
                                       ===========       ===========   ===========       ===========
  Average common shares outstanding--
    diluted..........................   42,847,624        36,186,672    42,713,567        36,125,004
                                       ===========       ===========   ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         ACCUMULATED
                                           ADDITIONAL                                       OTHER           TOTAL
                                 COMMON     PAID-IN      COMPREHENSIVE    ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT         INCOME         EARNINGS         LOSS           DEFICIT
                                --------   ----------   ---------------   -----------   -------------   -------------
Beginning balance at December
  31, 1999....................    $42      ($318,662)                       $250,482       ($13,028)      ($81,166)

Comprehensive income:
  Net income..................                          [$      46,474]       46,474                        46,474
                                                        ---------------

Other comprehensive loss:
  Foreign currency translation
    adjustment................                                  (6,013)                      (6,013)        (6,013)
                                                        ---------------
Comprehensive income..........                          [$      40,461]
                                                        ===============
Issuance of 226,414 shares of
  common stock related to
  acquisition.................                 7,500                                                         7,500
Stock options exercised,
  including tax benefits......                 2,378                                                         2,378
Other adjustments.............                   142                                                           142
                                  ---      ---------                        --------       --------       --------
Ending balance at June 30,
  2000........................    $42      ($308,642)                       $296,956       ($19,041)      ($30,685)
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

                                                                                         ACCUMULATED
                                           ADDITIONAL                                       OTHER           TOTAL
                                 COMMON     PAID-IN      COMPREHENSIVE    ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT         INCOME         EARNINGS         LOSS           DEFICIT
                                --------   ----------   ---------------   -----------   -------------   -------------
Beginning balance at December
  31, 1998....................    $36      ($499,946)                       $214,861       ($ 7,208)      ($292,257)

Comprehensive income:
  Net income..................                          [$      18,702]       18,702                         18,702
                                                        ---------------

Other comprehensive loss:
  Foreign currency translation
    adjustment................                                  (6,895)                      (6,895)         (6,895)
                                                        ---------------

Comprehensive income..........                          [$      11,807]
                                                        ===============

Other adjustments.............                    90                                                             90
                                  ---      ---------                        --------       --------       ---------

Ending balance at June 30,
  1999........................    $36      ($499,856)                       $233,563       ($14,103)      ($280,360)
                                  ===      =========                        ========       ========       =========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net income..................................................  $ 46,474   $ 18,702

Adjustments for cash from operations:
  Depreciation and amortization.............................    21,000     20,109
  Amortization of deferred debt issuance costs..............     1,117      1,381
  Net change in non-cash components of working capital......    (2,261)   (16,441)
                                                              --------   --------
Cash flow provided by operations............................    66,330     23,751
                                                              --------   --------
Cash flow from investing activities:
Capital additions, net......................................   (22,979)   (11,593)
Investments in acquisitions.................................   (37,523)    (1,416)
                                                              --------   --------
Cash flow used by investing activities......................   (60,502)   (13,009)
                                                              --------   --------

Cash flow from financing activities:
  Net change in borrowings under revolving credit
    facilities..............................................    (6,520)    (5,976)
  Decrease in borrowings under Bank Agreement...............   (20,252)        --
  Net change in receivables sold............................    20,500         --
  Proceeds from stock options exercised.....................     1,904         --
                                                              --------   --------
Cash used by financing activities...........................    (4,368)    (5,976)
                                                              --------   --------
Net change in cash and short-term cash investments..........     1,460      4,766
Cash and short-term cash investments balance, beginning of
  period....................................................    12,898      3,095
                                                              --------   --------
Cash and short-term cash investments balance, end of
  period....................................................  $ 14,358   $  7,861
                                                              ========   ========
Cash paid during the period for:
  Interest..................................................  $ 31,218   $ 39,332
  Income taxes paid, net of refunds.........................    26,097      8,511

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 30, 2000 and December 31, 1999, and the related condensed consolidated statements of income for the three and six months ended June 30, 2000 and 1999 and of changes in shareholders' deficit and of cash flow for the six months ended June 30, 2000 and 1999 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2--INVENTORIES

    Inventories consist of:

                                                          JUNE 30,        DECEMBER 31,
                                                            2000              1999
                                                         -----------      ------------
                                                         (UNAUDITED)
Raw materials and supplies.........................        $ 31,759         $ 28,022
Work in process....................................         113,478          115,231
Finished goods.....................................          42,505           46,180
                                                           --------         --------
                                                           $187,742         $189,433
                                                           ========         ========

NOTE 3--REPORTABLE BUSINESS SEGMENTS (UNAUDITED)

    The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the six months ended June 30, 2000 and 1999 are as follows:

                                       INTERCONNECT PRODUCTS          CABLE
                                          AND ASSEMBLIES            PRODUCTS                TOTAL
                                       ---------------------   -------------------   -------------------
                                         2000        1999        2000       1999       2000       1999
                                       ---------   ---------   --------   --------   --------   --------
Net sales
  -external..........................  $478,925    $366,937    $156,634   $117,665   $635,559   $484,602
  -intersegment......................        89         323       7,372      4,491      7,461      4,814
Segment operating income.............    91,889      61,960      32,112     23,309    124,001     85,269

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--REPORTABLE BUSINESS SEGMENTS (UNAUDITED) (CONTINUED)
    Reconciliation of segment operating income to consolidated income before taxes for the six months ended June 30, 2000 and 1999:

                                                              2000          1999
                                                            --------      --------
Segment operating income..............................      $124,001      $ 85,269
Amortization of goodwill..............................        (6,601)       (6,160)
Interest expense......................................       (31,337)      (39,672)
Other net expenses....................................       (11,010)       (6,750)
                                                            --------      --------
Consolidated income before income taxes...............      $ 75,053      $ 32,687
                                                            ========      ========

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

    A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in June 2001 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Condensed Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At June 30, 2000 and December 31, 1999, approximately $80,500 and $60,000, respectively, in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet at those dates.

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 2.   RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE QUARTER AND SIX
  MONTHS ENDED JUNE 30, 1999

    Net sales for the second quarter of 2000 increased approximately 36% to $335,510 compared to sales of $247,438 for the same period in 1999. Net sales for the six months of 2000 increased approximately 31% to $635,559 compared to sales of $484,602 for the same period in 1999. The increase in sales for the second quarter and six months of 2000 is primarily attributable to increased sales of interconnect products and cable products for communications markets. In addition, sales of interconnect products for aerospace and industrial applications increased in the second quarter and six months of 2000 compared to the same periods in 1999. Currency translation had the effect of reducing sales by approximately $6.7 million and $13.1 million in the second quarter and six month period of 2000, respectively, when compared to exchange rates for the comparable 1999 periods.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) increased approximately 1% for the second quarter and six months 2000 compared to the 1999 periods. The increase in the gross profit margin is primarily attributable to changes in product mix and the absorption of fixed costs over higher sales volumes.

    Selling, general and administrative expenses as a percentage of net declined approximately 1% for the second quarter and six months 2000 compared to the 1999 periods primarily because of absorption of fixed costs over higher sales volumes.

    Interest expense for the second quarter and six months of 2000 decreased to $15,494 and $31,337 compared to $19,860 and $39,672 for the 1999 periods, respectively. The decrease in both periods is primarily attributable to lower average debt levels.

    The provision for income taxes for the six months of 2000 was at an effective rate of 38% compared to 43% in the 1999 period. The decrease is generally attributable to non-deductible expenses (goodwill amortization) being a lower percentage of pretax income. The effective tax rate, excluding non-deductible goodwill amortization for the second quarter and six months 2000, was 35% compared to 36% in the 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $66,330 in the six months of 2000 compared to $23,751 in the 1999 period. The increase in cash flow relates primarily to an increase in net income adjusted for depreciation and amortization charges and a net decrease in use of working capital.

    For the six months of 2000, cash from operating activities and proceeds from the sale of additional accounts receivable were used to fund capital expenditures of $22,979 and acquisitions of $37,523, and to repay indebtedness of $26,772. In the 1999 period, cash from operating activities was used to fund capital expenditures of $11,593 and acquisitions of $1,416, and to repay indebtedness of $5,976.

    In conjunction with a Merger and Recapitalization in 1997, the Company entered into a $900 million bank agreement comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility. The term loan facility, as modified, included a $350 million Tranche A maturing over a 7 year period ending 2004, and a $375 million Tranche B with required amortization in 2005 and 2006. The bank agreement is secured by pledges of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock. At June 30, 2000 there were $579.2 million of borrowings outstanding under the term loan facility. Availability under the revolving credit facility at June 30, 2000 was $142.1 million, after reduction of $6 million for outstanding letters of credit.

    The Company has entered into interest rate swap agreements that effectively fix the Company's interest cost on $450 million of borrowings under the bank agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

    The Company's EBITDA as defined in the bank agreement was $132.4 million and $97.6 million for the six months ended June 30, 2000 and 1999, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles
(GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101, as amended by SAB 101A and SAB 101B, is effective for the Company's fourth quarter of 2000. It requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The Company does not expect that SAB 101, as amended, will have a material effect on its financial position or results of operations.

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

SAFE HARBOR STATEMENT

    Statements in this report that are not historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 1999 Annual Report on Form 10-K.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    (a) The Annual Meeting of Stockholders was held on Wednesday, May 24, 2000. The Company also solicited consents from March 31, 2000 to April 21, 2000 from its stockholders of record as of March 23, 2000.

    (b) Not applicable.

    (c) The following matters were submitted to and approved by the stockholders at the Annual Meeting of Stockholders::

       (i) The election of three directors, Andrew Clarkson, Henry Kravis and Marc Lipschultz for a three year term expiring in the year 2003. For Andrew Clarkson, the votes were cast as follows: For--19,989,875, Against--109,249; Abstentions--0. For Henry Kravis, the votes were cast as follows: For--19,817,592, Against--281,532; Abstentions--0. For Marc Lipschultz, the votes were cast as follows: For--19,669,452, Against--429,672; Abstentions--0.

       (ii) Ratification of Deloitte & Touche LLP as independent accountants of the Company. The votes were cast as follows: For--20,097,931, Against--956; Abstentions--237.

       (iii) From March 31, 2000 through April 21, 2000, written consents of the holders of the Company's Class A Common Stock were solicited to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock which the Company has authority to issue by 60,000,000 from 40,000,000 to 100,000,000. The amendment was approved in April 2000 with 17,238,990 consents submitted for the amendment, 219,646 consents submitted against the amendment and there were no abstaining consents.

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

10.4       1998 Amphenol Incentive Plan (filed as Exhibit 10.5 to the
           1997 10-K).**

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

10.27      Second Amendment to Amended and Restated Receivables
           Purchase Agreement dated as of June 30, 2000.*

10.28      Amended and Restated Credit Agreement dated as of October 3,
           1997 among the Company, Amphenol Holding UK, Limited,
           Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication
           Agent, the Bank of New York, as Documentation Agent and
           Bankers Trust Company, as Administrative Agent and
           Collateral Agent (filed as Exhibit 10.22 to the September
           30, 1997 10-Q).**

10.29      First Amendment dated as of May 1, 1998 to the Amended and
           Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol
           Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the
           Bank of New York, as Documentation Agent and Bankers Trust
           Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).**

27         Financial Data Schedule.*

------------------------

*   Filed herewith

**  Previously filed

(b) Reports filed on Form 8-K

    On April 28, 2000, the Company filed a report on Form 8-K including a copy of the Company's Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 24, 2000 increasing the number of shares that the Company is authorized to issue from 40 million to 100 million shares of Class A Common Stock, par value $.001.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AMPHENOL CORPORATION

                                                       By:             /s/ EDWARD G. JEPSEN
                                                            -----------------------------------------
                                                                         Edward G. Jepsen
                                                                     EXECUTIVE VICE PRESIDENT
                                                                   AND CHIEF FINANCIAL OFFICER

DATE: August 11, 2000