Form 10-Q
period 2000-09-30
AMPHENOL CORP /DE/
filed 2000-11-14
CIK 820313

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-10879

                            ------------------------

                              AMPHENOL CORPORATION

             (Exact name of Registrant as specified in its Charter)

           DELAWARE                             22-2785165
 (State or other jurisdiction                (I.R.S. Employer
              of                           Identification No.)
incorporation or organization)

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

                                YES /X/  NO / /

    As of October 1, 2000, the total number of shares outstanding of Class A Common Stock was 41,674,680

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AMPHENOL CORPORATION

                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
                                                                          --------
Part I      Financial Information

   Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheet September 30, 2000 and
              December 31, 1999.........................................      3

            Condensed Consolidated Statement of Income three and nine
              months ended September 30, 2000 and 1999..................      4

            Condensed Consolidated Statement of Changes in Shareholders'
              Deficit nine months ended September 30, 2000..............      5

            Condensed Consolidated Statement of Changes in Shareholders'
              Deficit nine months ended September 30, 1999..............      6

            Condensed Consolidated Statement of Cash Flow nine months
              ended September 30, 2000 and 1999.........................      7

            Notes to Condensed Consolidated Financial Statements........      8

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     11

   Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................     13

Part II     Other Information

   Item 1.  Legal Proceedings...........................................     14

   Item 2.  Changes in Securities.......................................     14

   Item 3.  Defaults upon Senior Securities.............................     14

   Item 4.  Submission of Matters to a Vote of Security-Holders.........     14

   Item 5.  Other Information...........................................     14

   Item 6.  Exhibits and Reports on Form 8-K............................     14

Signatures..............................................................     17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current Assets:
  Cash and short-term cash investments......................    $ 17,401        $ 12,898
  Accounts receivable, less allowance for doubtful accounts
    of $2,601 and $2,232, respectively......................     157,444         111,711
  Inventories...............................................     194,872         189,433
  Prepaid expenses and other assets.........................      22,838          21,137
                                                                --------        --------
    Total current assets....................................     392,555         335,179
                                                                --------        --------
Land and depreciable assets, less accumulated depreciation
  of $216,874 and $206,923, respectively....................     148,903         119,950
Deferred debt issuance costs................................       8,590          10,267
Excess of cost over fair value of net assets acquired.......     405,119         360,999
Other assets................................................      10,497           9,981
                                                                --------        --------
                                                                $965,664        $836,376
                                                                ========        ========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable..........................................    $109,983        $ 71,495
  Accrued interest..........................................      14,193           9,779
  Other accrued expenses....................................      79,004          47,824
  Current portion of long-term debt.........................      44,966          16,829
                                                                --------        --------
    Total current liabilities...............................     248,146         145,927
                                                                --------        --------
Long-term debt..............................................     697,244         745,658
Deferred taxes and other liabilities........................      25,782          25,957
Shareholders' Deficit:
  Common stock..............................................          42              42
  Additional paid-in deficit................................    (305,530)       (318,662)
  Accumulated earnings......................................     325,790         250,482
  Accumulated translation adjustment........................     (25,810)        (13,028)
                                                                --------        --------
    Total shareholders' deficit.............................      (5,508)        (81,166)
                                                                --------        --------
                                                                $965,664        $836,376
                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
Net sales.....................................  $  354,694   $  256,857   $  990,253   $  741,459

Costs and expenses:
  Cost of sales, excluding depreciation and
    amortization..............................     231,392      168,198      648,060      487,685
  Depreciation and amortization expense.......       7,226        7,108       21,625       21,057
  Selling, general and administrative
    expense...................................      48,353       37,369      136,121      107,428
  Amortization of goodwill....................       3,333        3,103        9,934        9,263
                                                ----------   ----------   ----------   ----------
Operating income..............................      64,390       41,079      174,513      116,026
Interest expense..............................     (15,462)     (20,001)     (46,799)     (59,673)
Other expenses, net...........................      (2,772)      (1,229)      (6,505)      (3,817)
                                                ----------   ----------   ----------   ----------
Income before income taxes....................      46,156       19,849      121,209       52,536
Provision for income taxes....................     (17,322)      (8,263)     (45,901)     (22,248)
                                                ----------   ----------   ----------   ----------
Net income....................................  $   28,834   $   11,586   $   75,308   $   30,288
                                                ==========   ==========   ==========   ==========
Net income per common share--basic............  $      .69   $      .32   $     1.81   $      .85
                                                ==========   ==========   ==========   ==========
  Average common shares outstanding--basic....  41,653,285   35,729,292   41,551,448   35,727,020
                                                ==========   ==========   ==========   ==========
Net income per common share--diluted..........  $      .67   $      .32   $     1.76   $      .84
                                                ==========   ==========   ==========   ==========
  Average common shares
    outstanding--diluted......................  43,087,628   36,392,072   42,839,164   36,215,004
                                                ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES

                            IN SHAREHOLDERS' DEFICIT

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                              ADDITIONAL                                     OTHER           TOTAL
                                    COMMON     PAID-IN     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                    STOCK      DEFICIT        INCOME        EARNINGS         LOSS           DEFICIT
                                   --------   ----------   -------------   -----------   -------------   -------------
Beginning balance at December 31,
  1999...........................    $42      ($318,662)                     $250,482       ($13,028)      ($81,166)

Comprehensive income:

  Net income.....................                             [$75,308]        75,308                        75,308
                                                              --------

Other comprehensive loss:

  Foreign currency translation
    adjustment...................                              (12,782)                      (12,782)       (12,782)
                                                              --------

Comprehensive income.............                             [$62,526]
                                                              ========

Issuance of 279,414 shares of
  common stock related to
  acquisitions...................                10,517                                                      10,517

Stock options exercised,
  including tax benefits.........                 2,480                                                       2,480

Other adjustments................                   135                                                         135
                                     ---      ---------                      --------       --------       --------

Ending balance at September 30,
  2000...........................    $42      ($305,530)                     $325,790       ($25,810)      ($ 5,508)
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

                              AMPHENOL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES

                            IN SHAREHOLDERS' DEFICIT

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      ACCUMULATED
                                        ADDITIONAL                                       OTHER            TOTAL
                              COMMON      PAID-IN     COMPREHENSIVE   ACCUMULATED    COMPREHENSIVE    SHAREHOLDERS'
                              STOCK       DEFICIT        INCOME        EARNINGS          LOSS            DEFICIT
                             --------   -----------   -------------   -----------   ---------------   -------------
Beginning balance at
  December 31, 1998........    $36       ($499,946)                     $214,861       $ (7,208)        $(292,257)

Comprehensive income:

  Net income...............                              [$30,288]        30,288                           30,288
                                                         --------

Other comprehensive loss:

  Foreign currency
    translation
    adjustment.............                                (3,276)                       (3,276)           (3,276)
                                                         --------

Comprehensive income.......                              [$27,012]
                                                         ========

Other adjustments..........                    135                                                            135
                               ---       ---------                      --------       --------         ---------

Ending balance at September
  30, 1999.................    $36       ($499,811)                     $245,149       ($10,484)        ($265,110)
                               ===       =========                      ========       ========         =========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net income..................................................  $75,308    $30,288

Adjustments for cash from operations:
  Depreciation and amortization.............................   31,559     30,320
  Amortization of deferred debt issuance costs..............    1,677      2,072
  Net change in non-cash components of working capital......   (2,902)   (22,513)
                                                              -------    -------
Cash flow provided by operations............................  105,642     40,167
                                                              -------    -------
Cash flow from investing activities:
  Capital additions, net....................................  (35,454)   (18,299)
  Investments in acquisitions...............................  (60,528)    (1,416)
                                                              -------    -------
Cash flow used by investing activities......................  (95,982)   (19,715)
                                                              -------    -------

Cash flow from financing activities:
  Net change in borrowings under revolving credit
    facilities..............................................   (6,799)   (14,578)
  Decrease in borrowings under Bank Agreement...............  (25,252)        --
  Net change in receivables sold............................   25,000         --
  Proceeds from stock options exercised.....................    1,894         --
                                                              -------    -------
Cash used by financing activities...........................   (5,157)   (14,578)
                                                              -------    -------
Net change in cash and short-term cash investments..........    4,503      5,874
Cash and short-term cash investments balance, beginning of
  period....................................................   12,898      3,095
                                                              -------    -------
Cash and short-term cash investments balance, end of
  period....................................................  $17,401    $ 8,969
                                                              =======    =======
Cash paid during the period for:
  Interest..................................................  $40,709    $51,903
  Income taxes paid, net of refunds.........................   39,840     16,459

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of September 30, 2000 and December 31, 1999, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and of changes in shareholders' deficit and of cash flow for the nine months ended
September 30, 2000 and 1999 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2--INVENTORIES

    Inventories consist of:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                       (UNAUDITED)
Raw materials and supplies..........................    $ 34,311        $ 28,022
Work in process.....................................     120,399         115,231
Finished goods......................................      40,162          46,180
                                                        --------        --------
                                                        $194,872        $189,433
                                                        ========        ========

NOTE 3--REPORTABLE BUSINESS SEGMENTS (UNAUDITED)

    The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the three months ended September 30, 2000 and 1999 are as follows:

                           INTERCONNECT PRODUCTS
                              AND ASSEMBLIES         CABLE PRODUCTS             TOTAL
                           ---------------------   -------------------   -------------------
                             2000        1999        2000       1999       2000       1999
                           ---------   ---------   --------   --------   --------   --------
Net sales:
  -external..............  $267,237    $196,148    $87,457    $60,709    $354,694   $256,857
  -intersegment..........        --         210      6,023      2,328       6,023      2,538
Segment operating
  income.................    52,247      36,472     18,243     13,132      70,490     49,604

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--REPORTABLE BUSINESS SEGMENTS (UNAUDITED) (CONTINUED)

    The segment results for the nine months ended September 30, 2000 and 1999 are as follows:

                         INTERCONNECT PRODUCTS
                            AND ASSEMBLIES         CABLE PRODUCTS             TOTAL
                         ---------------------   -------------------   -------------------
                           2000        1999        2000       1999       2000       1999
                         ---------   ---------   --------   --------   --------   --------
Net sales:
  -external............  $746,162    $563,085    $244,091   $178,374   $990,253   $741,459
  -intersegment........        89         533      13,395      6,819     13,484      7,352
Segment operating
  income...............   144,136      98,432      50,355     36,441    194,491    134,873

    Reconciliation of segment operating income to consolidated income before taxes for the third quarter and nine months ended September 30, 2000 and 1999:

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 2000          SEPTEMBER 2000
                                    -------------------   -----------------------
                                      2000       1999         2000         1999
                                    --------   --------   ------------   --------
Segment operating income..........  $70,490    $49,604      $194,491     $134,873
Amortization of goodwill..........   (3,333)    (3,103)       (9,934)      (9,263)
Interest expense..................  (15,462)   (20,001)      (46,799)     (59,673)
Other net expenses................   (5,539)    (6,651)      (16,549)     (13,401)
                                    -------    -------      --------     --------
Consolidated income before income
  taxes...........................  $46,156    $19,849      $121,209     $ 52,536
                                    =======    =======      ========     ========

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

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in June 2001 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Condensed Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At September 30, 2000 and December 31, 1999, approximately $85,000 and $60,000, respectively, in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet at those dates.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 2. RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

    Net sales for the third quarter of 2000 increased approximately 38% to $354,694 compared to sales of $256,857 for the same period in 1999. Net sales for the nine months of 2000 increased approximately 34% to $990,253 compared to sales of $741,459 for the same period in 1999. The increase in sales for the third quarter and nine months of 2000 is primarily attributable to increased sales of interconnect products and cable products for communications markets. In addition, sales of interconnect products for aerospace and industrial applications increased in the third quarter and nine months of 2000 compared to the same periods in 1999. Currency translation had the effect of reducing sales by approximately $9.5 million and $22.5 million in the third quarter and nine month period of 2000, respectively, when compared to exchange rates for the comparable 1999 periods.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) increased approximately 1% for the third quarter and nine months 2000 compared to the 1999 periods. The increase in the gross profit margin is primarily attributable to changes in product mix and the absorption of fixed costs over higher sales volume.

    Selling, general and administrative expenses as a percentage of net sales declined approximately 1% for the third quarter and nine months 2000 compared to the 1999 periods primarily because of absorption of fixed costs over higher sales volume.

    Interest expense for the third quarter and nine months of 2000 decreased to $15,462 and $46,799 compared to $20,001 and $59,673 for the 1999 periods, respectively. The decrease in both periods is primarily attributable to lower average debt levels.

    The provision for income taxes for the nine months of 2000 was at an effective rate of 38% compared to 42% in the 1999 period. The decrease is generally attributable to non-deductible expenses (goodwill amortization) being a lower percentage of pretax income. The effective tax rate, excluding non-deductible goodwill amortization for the third quarter and nine months 2000, was 35% compared to 36% in the 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $105,642 in the nine months of 2000 compared to $40,167 in the 1999 period. The increase in cash flow relates primarily to an increase in net income adjusted for depreciation and amortization charges and a net decrease in use of working capital.

    For the nine months of 2000, cash from operating activities and proceeds from the sale of additional accounts receivable were used to fund capital expenditures of $35,454 and acquisitions of $60,528, and to repay indebtedness of $32,051. For the nine months of 1999, cash from operating activities was used to fund capital expenditures of $18,299 and acquisitions of $1,416, and to repay indebtedness of $14,578.

    In conjunction with a Merger and Recapitalization in 1997, the Company entered into a $900 million bank agreement comprised of a $150 million revolving credit facility that expires in the year 2004 and a $750 million term loan facility. The term loan facility, as modified, included a $350 million Tranche A maturing over a 7 year period ending 2004, and a $375 million Tranche B with

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

required amortization in 2005 and 2006. The bank agreement is secured by pledges of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, requires the maintenance of certain interest coverage and leverage ratios, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock. At September 30, 2000 there were $574.2 million of borrowings outstanding under the term loan facility. Availability under the revolving credit facility at September 30, 2000 was $143.8 million, after reduction of $6.2 million for outstanding letters of credit.

    The Company has entered into interest rate swap agreements that effectively fix the Company's interest cost on $450 million of borrowings under the bank agreement to the extent that LIBOR interest rates remain below 7% for $300 million of borrowings and below 8% for $150 million of borrowings.

    The Company's EBITDA, as defined in the bank agreement, was $212.1 million and $155.5 million for the nine months ended September 30, 2000 and 1999, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECENT ACCOUNTING CHANGE

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and its resulting designation. The Company is in the process of evaluating the effect this new standard will have on the Company's financial statements. The Company is required to adopt
FAS 133, as amended by FAS 138, beginning January 1, 2001.

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

         3.2            By-Laws of the Company as of May 19, 1997 -- NXS Acquisition
                        Corp. By- Laws (filed as Exhibit 3.2 to the June 30, 1997
                        10-Q).**

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

        10.4            1998 Amphenol Incentive Plan (filed as Exhibit 10.5 to the
                        1997 10- K).**

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

        10.27           Second Amendment to Amended and Restated Receivables
                        Purchase Agreement dated as of June 30, 2000 (filed as
                        Exhibit 10.27 to the June 30, 2000 10-Q).**

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

        27              Financial Data Schedule.*

    (b) Reports filed on Form 8-K

    There were no reports on Form 8-K filed for or during the third quarter ended September 30, 2000.

------------------------

*   Filed herewith

**  Previously filed

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

DATE: November 13, 2000