Form 10-K
period 2000-12-31
AMPHENOL CORP /DE/
filed 2001-03-30
CIK 820313

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the Fiscal Year Ended December 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ____________ to ___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of Amphenol Corporation common stock, $.001 par value, held by non-affiliates was approximately $737 million based on the reported last sale price of such stock on the New York Stock Exchange on February 28, 2001.

As of February 28, 2001 the total number of shares outstanding of registrant's common stock was 41,686,887.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

INDEX                                                                       Page

PART I                                                                         3
      Item 1. Business                                                         3
                   General                                                     3
                   Business Segments                                           5
                   International Operations                                    7
                   Customers                                                   7
                   Manufacturing                                               7
                   Research and Development                                    8
                   Trademarks and Patents                                      8
                   Competition                                                 8
                   Backlog                                                     8
                   Employees                                                   9
                   Cautionary Statements for Purposes of Forward
                   Looking Information                                        10
      Item 2. Properties                                                      11
      Item 3. Legal Proceedings                                               11
      Item 4. Submission of Matters to a Vote of Security-Holders             13
      Item 4.1 Executive Officers                                             13

PART II                                                                       14
      Item 5. Market for the Registrant's Common Stock and Related
                 Stockholder Matters                                          14
      Item 6. Selected Financial Data                                         15
      Item 7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          16
      Item 7A. Quantitative and Qualitative Disclosures About Market
                 Risk                                                         18
      Item 8. Financial Statements and Supplementary Data                     20
                   Report of Management                                       20
                   Independent Auditors' Report                               20
                   Consolidated Statement of Income                           21
                   Consolidated Balance Sheet                                 22
                   Consolidated Statement of Changes in
                     Shareholders' Equity                                     23
                   Consolidated Statement of Cash Flow                        24
                   Notes to Consolidated Financial Statements                 25
      Item 9. Changes in and Disagreements with Independent
                 Accountants on Accounting and Financial Disclosure           35

PART III                                                                      35
      Item 10. Directors and Executive Officers of the Registrant             35
      Item 11. Executive Compensation                                         35
      Item 12. Security Ownership of Certain Beneficial Owners and
                 Management                                                   35
      Item 13. Certain Relationships and Related Transactions                 35

PART IV                                                                       36
      Item 14. Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K                                                     36
                   Signature of the Registrant                                40
                   Signatures of the Directors                                40

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

      o industrial factory automation equipment and automotive and mass transportation applications; and

      o     commercial and military aerospace applications.

      The Company focuses on optimizing its mix of higher margin, higher growth application specific products in its product offerings and maintaining continuing programs of productivity improvement. Primarily as a result of these initiatives, the Company's operating profit margin increased from 16% in 1999 to 18% in 2000. For 2000, the Company reported net sales, operating profit and net income of $1,360 million, $244 million and $108 million, respectively. The table below summarizes information regarding the Company's primary markets and end applications for the Company's products:

                                                                                       Commercial and
                        Communications                     Industrial                Military Aerospace
               ---------------------------------   -------------------------   ------------------------------
Percentage
of Sales                    65%                               20%                       15%

Primary        Voice                               Factory automation          Military and Commercial
End             o wireless handsets and            Instrumentation systems        Aircraft
Applications      personal communication           Automobile safety systems      o avionics
                  devices                             and other on board          o engine controls
                o base stations and other             electronics                 o flight controls
                  wireless infrastructure          Mass transportation            o passenger related systems
               Video                               Oil exploration             Missile systems
                o cable television networks        Off-road construction       Battlefield communications
                  and set top converters                                       Satellite and Space Station
               Data                                                              programs
                o cable modems
                o servers and storage systems
                o computers, personal computers
                  and  related peripherals
                o data networking equipment

      The Company designs and manufactures connectors and interconnect systems which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is one of the largest connector manufacturers in the world. The Company has developed a broad range of connector and interconnect products to serve the rapidly growing and converging voice, video and data communications markets. The Company is also one of the leaders in developing interconnect products for factory automation, machine tools, instrumentation systems, mass transportation applications and automotive applications, including airbags, pretensioner seatbelts and other on board electronics. In addition, the Company is the leading supplier of high performance, military-specification, circular environmental connectors that require superior performance and reliability under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as oil exploration, medical instrumentation and off-road construction.

      The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 45% in 2000. Industry analysts estimate that the total sales for the industry were approximately $40 billion in 2000.

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

      The Company is a global manufacturer employing advanced manufacturing processes. The Company manufactures and assembles its products at facilities in North America, South America, Europe, Asia and Australia. The Company sells its connector products through its own global sales force and independent manufacturers' representatives to thousands of OEMs in approximately 60 countries throughout the world as well as through a global network of electronics distributors. The Company sells its coaxial cable products primarily to cable television operators and to telecommunication companies who have entered the broadband communications market. For the year 2000, approximately 57% of the Company's net sales were in North America, 25% were in Europe and 18% were in Asia and other countries.

      The Company implements its product development strategy through product design teams and collaboration arrangements with customers which result in the Company obtaining approved vendor status for its customers' new products and programs. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. By developing application specific products, the Company has decreased its exposure to standard products which generally experience greater pricing pressure. In addition to product design teams and customer collaboration arrangements, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers. The Company is also focused on making strategic acquisitions in certain markets to further broaden and enhance its product offerings and expand its global capabilities.

Business Segments

      The following table sets forth the dollar amounts of the Company's net trade sales for its business segments. For a discussion of factors affecting changes in sales by business segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                               2000         1999         1998
--------------------------------------------------------------------------------
                                                    (dollars in thousands)
Net trade sales by business segment:
    Interconnect products and
      assemblies                            $1,009,162   $  769,967   $  718,109
    Cable products                             350,540      240,636      200,768
                                            ----------   ----------   ----------
                                            $1,359,702   $1,010,603   $  918,877
                                            ==========   ==========   ==========
Net trade sales by geographic area:
    United States operations                $  690,743   $  519,459   $  499,891
    International operations (1)               668,959      491,144      418,986
                                            ----------   ----------   ----------
                                            $1,359,702   $1,010,603   $  918,877
                                            ==========   ==========   ==========

(1) Includes international coaxial cable sales, which are primarily export sales.

----------

      Interconnect Products and Assemblies. The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial and military aerospace systems, automotive and mass transportation applications, and industrial and factory automation equipment. Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission. Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment. The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: cable assemblies used in base stations for wireless communication systems; smart card acceptor devices used in mobile GSM telephones, cable modems and other applications to facilitate reading data from smart cards; fiber optic couplers and connectors used in fiber optic signal transmission; input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; and sculptured flexible circuits used for integrating printed circuit boards in communication applications. The Company also designs and produces a broad range of radio frequency connector products used in telecommunications, computer and office equipment, instrumentation equipment and local area networks. The Company's radio frequency connectors are used in base stations, handheld sets and other components of cellular and personal communications networks.

      The Company believes that it is the largest supplier of high performance, military-specification, circular environmental connectors. Such connectors require superior performance and reliability under conditions of stress and in hostile environments. High performance environmental connectors are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that the connectors can be subject to rapid and severe temperature changes, vibration, humidity and nuclear radiation. Frequent applications of these connectors include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy, medical instrumentation and geophysical applications and off-road construction equipment. The Company also designs and produces industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety products including interconnect devices and systems used in automotive airbags, pretensioner seatbelts and anti-lock braking systems. The Company also designs and produces highly-engineered cable assemblies. Such assemblies are specially designed by the Company in conjunction with OEM customers for specific applications, primarily for computer, wired and wireless communication systems and office equipment applications. The cable assemblies utilize the Company's connector and cable products as well as components purchased from others.

      Cable Products. The Company designs, manufactures and markets coaxial cable primarily for use in the cable television industry. The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum tubular shield, and flexible, which has one or more braided metallic shields. Semi-flexible coaxial cable is used in the trunk and feeder distribution portion of cable television systems, and flexible cable (also known as drop cable) is used primarily for hookups from the feeder cable to the cable television subscriber's residence. Flexible cable is also used in other communication applications. The Company has also developed a broad line of radio frequency connectors for coaxial cable and fiber optic interconnect components for full service cable television/telecommunication networks.

      The rapid development in fiber optic technologies, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires) and other communication technologies, including the Company's development of higher capacity coaxial cable, have resulted in technologies which enable cable television systems to provide channel capacity in excess of 500 channels. Such expanded channel capacity, along with other component additions, will permit cable operators to offer full service networks with a variety of capabilities including near video-on-demand, pay-per-view special events, home shopping networks, interactive entertainment and education services, telephone services and high-speed access to data resources such as the Internet. With respect to expanded channel capacity systems, cable operators have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, a cable system using both fiber optic cable and coaxial cable. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, with the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communication devices. The Company believes that while system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of the cable systems, there will be an ongoing need for high capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system.

      U.S. cable system designs are increasingly being employed in international markets where cable television penetration is low. For example, it is estimated that in 2000 only 31% of the television households in Europe subscribed to some form of multichannel television service as compared to an estimated subscription rate of 68% in the U.S. The estimated subscription rates in the Asian and Latin American markets are even lower at approximately 29% and 16%, respectively. In terms of television households, it is estimated that there are 256 million television households in Europe, 470 million in Asia and 112 million in Latin America. This compares to an estimated 101 million television households in the U.S. In 2000, the Company had sales of coaxial cable in approximately 60 countries, and the Company believes the development of cable television systems in international markets presents a significant opportunity to increase sales of its coaxial cable products.

      The Company is also a leading producer of flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment components as well as in a variety of telecommunications applications.

International Operations

      The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 49% of the Company's sales for the year ended December 31, 2000 were outside the United States. Approximately 50% of such international sales were in Europe. The Company has manufacturing and assembly facilities in the United Kingdom, Germany, France, Sweden, the Czech Republic, Estonia and sales offices in most European markets. The Company's European operations generally have strong positions in their respective local markets. The balance of the Company's international activities are located in Asia, Canada, Brazil and Australia. Asian operations include manufacturing facilities in Japan, Taiwan, People's Republic of China, Korea and India. The Company's international manufacturing and assembly facilities generally serve the respective local markets, and local operations coordinate product design and manufacturing responsibility with the Company's other operations around the world. In addition, the Company has low cost manufacturing and assembly sources in Mexico, the People's Republic of China, the Czech Republic and Estonia to serve regional and world markets.

Customers

      The Company's products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 6% of net sales for the year ended December 31, 2000. The Company sells its products to over 10,000 customer locations worldwide. The Company's products are sold both directly to OEMs, cable system operators, telecommunication companies and through distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide a broad selection of products in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

      The Company's sales to distributors represented approximately 23% of the Company's 2000 sales. The Company's recognized brand names including "Amphenol," "Times Fiber," "Tuchel," "Socapex," "Sine," "Spectra-Strip," "Pyle-National," "Matrix," "Kai Jack" and others together with the Company's strong connector design-in position (products that are specified in the plans and qualified by the OEM), enhance its ability to reach the secondary market through its network of distributors. The Company believes that its distributor network represents a competitive advantage.

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

Research and Development

      The Company's research, development and engineering expenditures for the creation and application of new and improved products and processes were $23.5 million, $18.5 million and $17.7 million for 2000, 1999 and 1998, respectively. The Company's research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products that meet customer needs. The Company continues to focus its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

      The Company owns a number of active patents worldwide. While the Company considers its patents to be valuable assets, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent. The Company regards its trademarks "Amphenol," "Times Fiber," "Tuchel," "Socapex," "Sine," "Spectra-Strip," "Pyle-National," "Matrix," "Kai Jack" and others to be of value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks.

Competition

      The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of engineering, product quality, price, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. In the area of coaxial cable for cable television, the Company believes that it and CommScope are the primary world providers of such cable; however, CommScope is larger than the Company in this market. In addition, the Company faces competition from other companies that have concentrated their efforts in one or more areas of the coaxial cable market.

Backlog

      The Company estimates that its backlog of unfilled orders was $365.0 million and $235.3 million at December 31, 2000 and December 31, 1999, respectively. Orders typically fluctuate from quarter to quarter based on customer demands and general business conditions. Unfilled orders may be cancelled prior to shipment of goods; however, such cancellations historically have not been significant. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company's business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

      As of December 31, 2000, the Company had approximately 11,600 full-time employees worldwide. Of these employees, approximately 8,900 were hourly employees and the remainder were salaried. The Company had a one week strike in October 1995 at its Sidney, New York facility relating to the renewal of the labor contract at that facility with the International Association of Machinists and Aerospace Workers. The Company has not had any other work stoppages in the past ten years. In 1997, the United States Steelworkers International Union, AFL-CIO established a union, affecting approximately 500 employees, at the Company's plant in Chatham, Virginia, the Company's primary plant for the production of coaxial cable. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

- Severe and unforeseen price pressure on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements.

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

- The risks associated with any technological shifts away from the Company's technologies and core competencies. For example, a technological shift away from the use of coaxial cable in cable television/telecommunication systems could have a substantial impact on the Company's coaxial cable business.

- Unforeseen interruptions to the Company's business with its largest customers, distributors and suppliers resulting from, but not limited to, strikes, financial instabilities, computer malfunctions or inventory excesses.

Item 2. Properties

      The Company's fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2000, the Company operated a total of 64 plants and warehouses of which (a) the locations in the U.S. had approximately 1.8 million square feet, of which .8 million square feet were leased; and (b) the locations outside the U.S. had approximately 1.7 million square feet, of which 1.0 million square feet were leased.

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

      Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied", subsequently merged with Honeywell International Inc.) in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 2000, approximately $21.5 million of total costs have been incurred applicable to this agreement. Allied representatives are presently working closely with the Company in addressing the most significant potential environmental liabilities including the Sidney Center landfill and the Richardson Hill landfill projects, as described below.

      Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently monitoring activities at its manufacturing site in Sidney, New York. Currently, the Company is also voluntarily performing monitoring, investigation, design and cleanup activities at two local, public off-site disposal sites previously utilized by the Sidney facility and others. The Company is also performing proposed remedial design activities and is currently negotiating with respect to a third site. The Company and Allied have entered into an administrative consent order with the United States Environmental Protection Agency (the "EPA") and are presently determining necessary and appropriate remedial measures for one such site (the "Richardson Hill" landfill) used by Amphenol and other companies, which has been designated a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. With respect to the second site, (the "Route 8" landfill), used exclusively by Amphenol, the Company initiated a remediation program pursuant to a Consent Order with the New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995, the Company and Allied received a letter from the EPA demanding that the Company and Allied accept responsibility for the investigation and cleanup of the Sidney Center landfill, another Superfund Site. The Sidney Center landfill was a municipal landfill site utilized by the Company's Sidney facility and other local towns and businesses. The Company has acknowledged that it sent general plant refuse but no hazardous waste to the Sidney Center landfill site. In 1996, the Company and Allied received a unilateral order from the EPA directing the Company and Allied to perform certain investigation, design and cleanup activities at the Sidney Center landfill site. The Company and Allied responded to the unilateral order by agreeing to undertake certain remedial design activities. In 1997, the EPA filed a lawsuit against the Company and Allied seeking to recover $2.7 million for past costs expended by the EPA in connection with activities at the Sidney Center landfill site and seeking to affix liability upon the Company and Allied for all additional costs to be incurred in connection with all further investigations, design and cleanup activities at the site. The Company joined four local municipalities as co-defendants in the lawsuit. The EPA and the four municipalities entered into a proposed settlement agreement which the Company and Allied have successfully contested as being unfair and inequitable. A similar settlement proposal was not offered to the Company and Allied. The Company and Allied intend to continue to vigorously defend the lawsuit although remedial design work for the Sidney Center landfill site has continued pursuant to the 1996 unilateral order. The Company is also engaged in remediating or monitoring environmental conditions at several of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at several other off-site disposal sites. During 2000, the Company incurred costs of approximately $1.5 million, net of indemnification payments received from Allied, in connection with investigating, remediating and monitoring environmental conditions at all of these facilities and sites. Amphenol expects such expenditures, net of expected indemnification payments from Allied, to be less than $1.0 million in 2001.

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

Item 4. Submission of Matters to a Vote of Security-Holders

      The Annual Meeting of Stockholders was held on May 24, 2000. The following matters were submitted to and approved by the stockholders: (i) the election of three directors, Andrew Clarkson, Henry Kravis and Marc Lipschultz, each for a three year term expiring in the year 2003; (ii) ratification of Deloitte & Touche LLP as independent accountants of the Company and (iii) an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A Common Stock which the Company has authority to issue by 60,000,000 from 40,000,000 to 100,000,000.

Item 4.1 Executive Officers

      The following table sets forth the name, age and position with the Company of each person who was an executive officer of Amphenol as of December 31, 2000. Officers are elected to serve at the discretion of the Board of Directors in accordance with the By-Laws of the Company. The By-Laws of the Company provide that the Board of Directors shall elect the officers of the Company at its first meeting held after the Annual Meeting of Stockholders of the Company. All officers of the Company are elected to hold office until their successors are chosen and qualified, or until their earlier resignation or removal.


             Name              Age               Position
             ----              ---               --------

      Martin H. Loeffler        56      Chairman of the Board,
                                           Chief Executive Officer and President

      Edward G. Jepsen          57      Executive Vice President
                                           and Chief Financial Officer

      Timothy F. Cohane         48      Senior Vice President

      Edward C. Wetmore         44      Secretary and General Counsel

      Diana G. Reardon          41      Controller and Treasurer

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

      Edward C. Wetmore has been Secretary and General Counsel of Amphenol since 1987.

      Diana G. Reardon has been Treasurer of Amphenol since March 1992 and Controller since July 1994 and Assistant Controller since June 1988.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company's common stock has been listed on the New York Stock Exchange since that time under the symbol "APH." The following table sets forth on a per share basis the high and low prices for the common stock for both 2000 and 1999 as reported on the New York Stock Exchange.


                                           2000            1999
                                       -------------   -------------
                                        High    Low     High    Low
                                       -----   -----   -----   -----
            First Quarter              52.13   30.31   19.25   14.72
            Second Quarter             66.50   43.19   20.19   17.25
            Third Quarter              70.38   48.38   28.31   19.66
            Fourth Quarter             68.25   32.00   35.75   22.88

      As of February 28, 2001 there were 99 holders of record of the Company's common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

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

      Partnerships affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR") owned 50.1% of the Company's Class A Common Stock as of December 31, 2000.

Item 6. Selected Financial Data
(dollars in thousands, except per share data)

                                                                                       Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                              2000           1999           1998           1997           1996
--------------------------------------------------------------------------------------------------------------
Operations
Net sales                              $ 1,359,702    $ 1,010,603    $   918,877    $   884,348    $   776,221
Income before
  extraordinary item                       107,904         44,295         36,510         51,264         67,578
Extraordinary loss                                         (8,674)                      (24,547)
Net income                                 107,904         35,621         36,510         26,717         67,578
Net income per common share-Diluted:
    Income before extraordinary item          2.52           1.21           1.02            .92            .72
    Extraordinary loss                                       (.24)                         (.44)
    Net income                                2.52            .97           1.02            .48            .72

Financial Position
Working capital                        $   170,131    $   189,252    $   163,508    $   137,526    $   136,864
Total assets                             1,004,322        836,376        807,401        737,154        710,662
Current portion of long-term debt           28,130         16,829          1,655            212          7,759
Long-term debt                             700,216        745,658        952,469        937,277        219,484
Shareholders' equity (deficit)              29,234        (81,166)      (292,257)      (343,125)       360,548
Weighted average shares
   outstanding - diluted                42,878,922     36,664,016     35,884,794     56,005,954     93,441,800

Item 7.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

      The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2000 has been derived from and should be read in conjunction with the consolidated financial statements contained herein.

      Results of Operations

      The following table sets forth the components of net income before extraordinary item as a percentage of net sales for the periods indicated.

                                                          Year Ended December 31,
----------------------------------------------------------------------------------
                                                         2000      1999      1998
----------------------------------------------------------------------------------
Net sales                                                100.0%    100.0%    100.0%
Cost of sales, excluding depreciation and amortization    65.2      65.7      65.5
Depreciation and amortization expense                      3.1       4.0       3.8
Selling, general and administrative expense               13.7      14.4      14.4
                                                         -----     -----     -----
Operating income                                          18.0      15.9      16.3
Interest expense                                          (4.6)     (7.9)     (8.8)
Other expenses, net                                        (.7)      (.5)      (.5)
                                                         -----     -----     -----
Income before income taxes and extraordinary item         12.7       7.5       7.0
Provision for income taxes                                (4.8)     (3.1)     (3.0)
                                                         -----     -----     -----
Net income before extraordinary item                       7.9%      4.4%      4.0%
                                                         =====     =====     =====
----------------------------------------------------------------------------------

2000 Compared to 1999

      Net sales were $1,359.7 million for the year ended December 31, 2000 compared to $1,010.6 million for 1999. Sales of interconnect products and assemblies increased 31% compared to 1999 ($1,009.2 million in 2000 versus $770.0 million in 1999). Such increase is primarily attributable to increased sales of products and interconnect systems for internet equipment and upgrades, wireless network infrastructures and mobile handsets. In addition, sales of interconnect products for industrial and aerospace applications experienced growth in 2000. Sales of cable products increased 46% compared to 1999 ($350.5 million in 2000 versus $240.6 million in 1999). Sales of coaxial cable for cable television increased as cable operators continued to upgrade and expand their systems to offer enhanced services.

      Geographically, sales in the U.S. in 2000 increased approximately 33% compared to 1999 ($690.7 million in 2000 versus $519.5 million in 1999); international sales for 2000, including export sales, increased approximately 36% in U.S. dollars ($669.0 million in 2000 versus $491.1 million in 1999) and increased approximately 44% in local currency compared to 1999. The comparatively strong U.S. dollar in 2000 had the currency effect of decreasing net sales by approximately $36.1 million when compared to foreign currency translation rates in 1999.

      The gross profit margin as a percentage of net sales (including depreciation in cost of sales) increased approximately 1% for 2000 compared to 1999. The increase in gross profit margin is primarily attributable to changes in product mix and the absorption of fixed costs over higher sales volume.

      Selling, general and administrative expenses as a percentage of sales remained relatively constant at approximately 14% in 2000 compared to 1999.

      Interest expense was $61.7 million for 2000 compared to $79.3 million for 1999. The decrease is primarily attributable to lower average debt levels.

      Other expenses, net for 2000 was $9.5 million. See Note 8 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

      The provision for income taxes for 2000 was at an effective rate of 38% compared to an effective rate of 42% in 1999. The decrease is generally attributable to non-deductible expenses (goodwill amortization) being a lower percentage of pretax income.

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

      The provision for income taxes for 1999 was at an effective rate of 42% compared to an effective rate of 43% in 1998. The decrease is generally attributable to non-deductible expenses (goodwill amortization) being a lower percentage of pretax income.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $154.2 million, $64.1 million, and $53.2 million for 2000, 1999 and 1998, respectively. The increase in cash from operating activities in 2000 compared to 1999 is primarily attributable to an increase in net income adjusted for depreciation and amortization charges. In 1999, the increase in cash from operating activities is primarily attributable to an increase in net income adjusted for depreciation and amortization charges and offset in part by a net increase in non-cash components of working capital.

      Cash from operating activities was used for capital expenditures ($53.1 million, $23.5 million and $26.3 million in 2000, 1999 and 1998, respectively), and acquisitions ($67.7 million, $12.3 million, and $32.7 million in 2000, 1999 and 1998, respectively).

      The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, encompassing a Tranche A and B, and a $150 million revolving credit facility. At December 31, 2000 the Tranche A had a balance of $272.7 million and matures over the period 2001 to 2004, and the Tranche B had a balance of $284.5 million and matures over the period 2005 and 2006. At December 31, 2000 there were $557.2 million of borrowings outstanding under the term loan facility. The revolving credit facility expires in 2004; and availability under the facility at December 31, 2000 was $143.9 million, after reduction of $6.1 million for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock.

      The Company has entered into interest rate swap agreements that effectively fixed the Company's interest cost on $450 million of borrowings under the Bank Agreement.

      The Company's EBITDA, as defined in the Bank Agreement was $293.7 million and $205.6 million for 2000 and 1999, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

      The Company's primary ongoing cash requirements will be for debt service, capital expenditures and product development activities. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on its 9 7/8% Senior Subordinated Notes due 2007("Notes").

      In June 2000, a subsidiary of the Company sold an additional $25 million undivided interest in a designated pool of qualified accounts receivable bringing total value sold to $85 million. The proceeds from the sale were used to repay indebtedness under the Company's Bank Agreement.

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

      The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its common stock. The Company expects that ongoing requirements for debt service, capital expenditures and product development activities will be funded by internally generated cash flow and availability under the Company's revolving credit facility. The Company expects that capital expenditures in 2001 will be approximately $60 million. The Company's required debt amortization in 2001 is $28 million; the Company's required cash interest payments for 2001, at current interest rates, are estimated at approximately $50 million. The Company may also use cash to fund part or all of the cost of future acquisitions.

Environmental Matters

      Subsequent to the acquisition of Amphenol Corporation in 1987, Amphenol and Allied Signal Corporation ("Allied," subsequently merged with Honeywell International Inc.) have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 2000, approximately $21.5 million of the total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

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

Recent Accounting Change

      In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and its resulting designation. The Company will adopt FAS 133, as amended by FAS 138, beginning January 1, 2001. Adoption of this new standard will result in a cumulative after tax gain of $.3 million in accumulated other comprehensive income.

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

Interest Rate Risk

      The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. At December 31, 2000, the Company had interest rate protection in the form of such swaps that effectively fixed the Company's LIBOR interest rate on $450 million of floating rate bank debt at 5.76%. At December 31, 2000, the three month LIBOR rate was 6.4%. These swap agreements expire in 2002. A 10% change in the LIBOR interest rate at December 31, 2000 would have the effect of increasing or decreasing interest expense by approximately $.7 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2001, although there can be no assurances that interest rates will not significantly change.

Item 8. Financial Statements and Supplementary Data

Report of Management

      Management is responsible for the integrity and objectivity of the financial statements and other information appearing in this annual report on Form 10-K. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. The Company maintains a system of internal accounting controls and procedures intended to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and accounted for in accordance with management's authorization.

      Deloitte & Touche LLP has been engaged to audit the financial statements in accordance with auditing standards generally accepted in the United States of America. They obtain an understanding of the Company's accounting policies and controls, and conduct such tests and related procedures as they consider necessary to arrive at their opinion. The Board of Directors has appointed an Audit Committee composed of outside directors. The Audit Committee meets periodically with representatives of management and Deloitte & Touche LLP to discuss and review their activities with respect to internal accounting controls and financial reporting and auditing.

Independent Auditors' Report
To the Board of Directors and
   Shareholders of Amphenol Corporation

      We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 16, 2001

Consolidated Statement of Income
(dollars in thousands, except per share data)

                                                                                 Year Ended December 31,
--------------------------------------------------------------------------------------------------------
                                                                    2000            1999            1998
--------------------------------------------------------------------------------------------------------
Net sales                                                     $1,359,702      $1,010,603        $918,877
Costs and expenses:
   Cost of sales, excluding depreciation and amortization        886,385         663,978         601,930
   Depreciation and amortization expense                          29,448          27,673          23,553
   Selling, general and administrative expense                   186,052         145,852         131,966
   Amortization of goodwill                                       13,394          12,371          11,701
                                                            ------------    ------------    ------------
Operating income                                                 244,423         160,729         149,727
Interest expense                                                 (61,710)        (79,297)        (81,199)
Other expenses, net                                               (9,495)         (5,262)         (4,545)
                                                            ------------    ------------    ------------
Income before income taxes and extraordinary item                173,218          76,170          63,983
Provision for income taxes                                       (65,314)        (31,875)        (27,473)
                                                            ------------    ------------    ------------
Income before extraordinary item                                 107,904          44,295          36,510
Extraordinary item:
   Loss on early extinguishment of debt, net of taxes                             (8,674)
                                                            ------------    ------------    ------------
Net income                                                    $  107,904      $   35,621        $ 36,510
                                                            ============    ============    ============
Net income per common share - Basic:
   Income before extraordinary item                                $2.59           $1.23           $1.03
   Extraordinary loss                                                               (.24)
                                                            ------------    ------------    ------------
   Net income                                                      $2.59            $.99           $1.03
                                                            ============    ============    ============
   Average common shares outstanding                          41,584,069      36,059,556      35,326,424
Net income per common share - Diluted:
   Income before extraordinary item                                $2.52           $1.21           $1.02
   Extraordinary loss                                                               (.24)
                                                            ------------    ------------    ------------
   Net income                                                      $2.52            $.97           $1.02
                                                            ============    ============    ============
   Average common shares outstanding                          42,878,922      36,664,016      35,884,794

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
(dollars in thousands, except per share data)

                                                                              December 31,
------------------------------------------------------------------------------------------
                                                                       2000           1999
------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and short-term cash investments                         $    24,585    $    12,898
   Accounts receivable, less allowance for
     doubtful accounts of $3,044 and $2,232                         170,222        111,711
   Inventories:
     Raw materials and supplies                                      37,191         28,022
     Work in process                                                118,961        115,231
     Finished goods                                                  41,474         46,180
                                                                -----------    -----------
                                                                    197,626        189,433
   Prepaid expenses and other assets                                 20,237         21,137
                                                                -----------    -----------
     Total current assets                                           412,670        335,179
                                                                -----------    -----------
Land and depreciable assets:
   Land                                                              11,053         10,582
   Buildings                                                         79,601         69,493
   Machinery and equipment                                          299,330        246,798
                                                                -----------    -----------
                                                                    389,984        326,873
Less accumulated depreciation                                      (228,999)      (206,923)
                                                                -----------    -----------
                                                                    160,985        119,950
Deferred debt issuance costs                                          8,030         10,267
Excess of cost over fair value of net assets acquired - net         411,182        360,999
Other assets                                                         11,455          9,981
                                                                -----------    -----------
                                                                $ 1,004,322    $   836,376
                                                                ===========    ===========

Liabilities & Shareholders' Equity
Current Liabilities:
   Accounts payable                                             $   122,010    $    71,495
   Accrued interest                                                  10,731          9,779
   Accrued salaries, wages and employee benefits                     32,585         14,604
   Other accrued expenses                                            49,083         33,220
   Current portion of long-term debt                                 28,130         16,829
                                                                -----------    -----------
     Total current liabilities                                      242,539        145,927
                                                                -----------    -----------

Long-term debt                                                      700,216        745,658
Deferred taxes and other liabilities                                 32,333         25,957
Commitments and contingent liabilities (Notes 2, 6 and 9)
Shareholders' Equity (Deficit):
   Class A Common Stock, $.001 par value; 100,000,000
      shares authorized; 41,686,887 and 41,232,440 shares
      outstanding at December 31, 2000 and 1999, respectively            42             41
   Additional paid-in deficit                                      (305,464)      (318,661)
   Accumulated earnings                                             358,386        250,482
   Accumulated other comprehensive loss                             (23,730)       (13,028)
                                                                -----------    -----------
     Total shareholders' equity (deficit)                            29,234        (81,166)
                                                                -----------    -----------
                                                                $ 1,004,322    $   836,376
                                                                ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
(dollars in thousands, except per share data)

                                           Additional                                       Accumulated            Total
                                              Paid-In                                             Other    Shareholders'
                                   Common     Capital    Comprehensive     Accumulated    Comprehensive           Equity
                                    Stock   (Deficit)           Income        Earnings             Loss        (Deficit)
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997             $35   $(511,599)                        $178,351         $ (9,912)       $(343,125)
Comprehensive income:
    Net income                                              [$  36,510]         36,510                            36,510
                                                             ---------
    Other comprehensive income,
      net of tax:
      Translation adjustments                                    2,704                            2,704            2,704
                                                             ---------
Comprehensive income                                        [$  39,214]
                                                             =========
Stock subscription proceeds                        25                                                                 25
Deferred compensation                             180                                                                180
641,618 shares issued in connection
     with  acquisition                  1      11,448                                                             11,449
                                      ---   ---------                         --------         --------        ---------
Balance December 31, 1998              36    (499,946)                         214,861           (7,208)        (292,257)
Comprehensive income:
    Net income                                              [$  35,621]         35,621                            35,621
                                                             ---------
    Other comprehensive loss,
      net of tax:
      Translation adjustments                                   (5,820)                          (5,820)          (5,820)
                                                             ---------
Comprehensive income                                        [$  29,801]
                                                             =========
Deferred compensation                             180                                                                180
Sale of 5,500,000 shares of
    common stock                        5     181,105                                                            181,110
                                      ---   ---------                         --------         --------        ---------
Balance December 31, 1999              41    (318,661)                         250,482          (13,028)         (81,166)
Comprehensive income:
    Net income                                              [$ 107,904]        107,904                           107,904
                                                             ---------
    Other comprehensive loss,
      net of tax:
      Translation adjustments                                  (10,702)                         (10,702)         (10,702)
                                                             ---------
Comprehensive income                                        [$  97,202]
                                                             =========
Stock options exercised, including
    tax benefit                                 2,501                                                              2,501
Deferred compensation                             180                                                                180
279,414 shares issued in connection
    with acquisitions                   1      10,516                                                             10,517
                                      ---   ---------                         --------         --------        ---------
Balance December 31, 2000             $42   $(305,464)                        $358,386         $(23,730)       $  29,234
                                      ===   =========                         ========         ========        =========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flow
(dollars in thousands, except per share data)

                                                                               Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                                                         2000         1999        1998
------------------------------------------------------------------------------------------------------
Net income                                                          $ 107,904    $  35,621    $ 36,510
Adjustments for cash from operations:
   Depreciation and amortization                                       42,842       40,044      35,254
   Amortization of deferred debt issuance costs                         2,237        2,733       2,749
   Net extraordinary loss on early extinguishment of debt                            8,674
   Net change in:
      Accounts receivable                                             (70,879)     (27,793)     (2,926)
      Inventory                                                        (4,402)      (9,795)     (9,229)
      Prepaid expenses and other assets                                 1,213       (2,856)     (1,788)
      Accounts payable                                                 41,440        2,646        (257)
      Accrued liabilities                                              26,257       12,792      (4,251)
      Accrued interest                                                  1,332       (2,262)       (142)
      Accrued pension and post employment benefits                      2,052        1,113      (1,102)
      Deferred taxes and other liabilities                              6,886        2,887          57
      Other                                                            (2,729)         291      (1,647)
                                                                    ---------    ---------    --------
      Cash flow provided by operations                                154,153       64,095      53,228
                                                                    ---------    ---------    --------
Cash flow from investing activities:
   Additions to property, plant and equipment                         (53,105)     (23,464)    (26,340)
   Investments in acquisitions                                        (67,716)     (12,274)    (32,663)
                                                                    ---------    ---------    --------
      Cash flow used by investing activities                         (120,821)     (35,738)    (59,003)
                                                                    ---------    ---------    --------
Cash flow from financing activities:
   Net change in borrowings under revolving credit facilities          (6,308)     (14,328)      9,157
   Decrease in borrowings under Bank Agreement                        (42,252)     (80,500)     (5,000)
   Repurchase of Senior Subordinated Notes                                        (105,480)
   Net change in receivables sold                                      25,000
   Proceeds from exercise of stock options                              1,915
   Sale of common stock                                                            181,754
                                                                    ---------    ---------    --------
      Cash flow provided by (used by) financing activities            (21,645)     (18,554)      4,157
                                                                    ---------    ---------    --------
Net change in cash and short-term cash investments                     11,687        9,803      (1,618)
Cash and short-term cash investments balance, beginning of period      12,898        3,095       4,713
                                                                    ---------    ---------    --------
Cash and short-term cash investments balance, end of period         $  24,585    $  12,898    $  3,095
                                                                    =========    =========    ========

Cash paid during the year for:
   Interest                                                         $  58,521    $  78,091    $ 78,634
   Income taxes paid, net of refunds                                   54,429       20,285      26,024

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

      Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

      Cash and Short-Term Cash Investments

      Cash and short-term cash investments consist of cash and liquid investments with an original maturity of less than three months. The carrying amount approximates fair value of those instruments.

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

      Excess of Cost Over Fair Value of Net Assets Acquired

      The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on the straight-line basis over a period of 40 years. Accumulated amortization was $134,439 and $121,045 at December 31, 2000 and 1999, respectively. Management continually reassesses the appropriateness of both the carrying value and remaining life of goodwill. Such reassessments are based on forecasting cash flows, on an undiscounted basis, and other factors. In the event an impairment is indicated, the amount of the impairment would be based on estimated discounted cash flows.

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

      Research and Development

      Research, development and engineering expenditures for the creation and application of new and improved products and processes were $23,505, $18,467 and $17,669, for the years 2000, 1999 and 1998, respectively.

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

      Net Income per Common Share

      Basic income per common share is based on the net income for the period divided by the weighted average common shares outstanding. Diluted income per common share assumes the exercise of outstanding, dilutive stock options using the treasury stock method. In April 2000, the Company effected a two-for-one split of its common stock; all share and per-share amounts in the financial statements have been restated to reflect the split.

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

      In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." The statement requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and its resulting designation. The Company will adopt FAS 133, as amended by FAS 138, beginning January 1, 2001. Adoption of this new accounting standard will result in a cumulative after-tax gain of $291 in accumulated other comprehensive income.

Note 2 - Long-Term Debt

      Long-term debt consists of the following:

                                                                                      December 31,
--------------------------------------------------------------------------------------------------
                                                Interest Rate at
                                               December 31, 2000    Maturity       2000       1999
--------------------------------------------------------------------------------------------------
Bank Agreement:
   Term Loan                                               7.09%   2001-2006   $557,248   $599,500
   Revolving Credit Facility                               7.15%        2004         --      7,100
Senior Subordinated Notes                                 9.875%        2007    144,000    144,000
Notes payable to foreign banks and other debt         1.0%-15.0%   2001-2004     27,098     11,887
                                                                               --------   --------
                                                                                728,346    762,487
Less current portion                                                             28,130     16,829
                                                                               --------   --------
Total long-term debt                                                           $700,216   $745,658
                                                                               ========   ========

      The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, encompassing a Tranche A and B, and a $150,000 revolving credit facility. At December 31, 2000 the Tranche A had a balance of $272,748 and matures over the period 2001 to 2004, and the Tranche B had a balance of $284,500 and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; and availability under the facility at December 31, 2000 was $143,890, after reduction of $6,110 for outstanding letters of credit.

      At December 31, 2000, interest under the Bank Agreement generally accrues at .75% to 1.50% over LIBOR. The Company also pays certain annual agency and commitment fees. At December 31, 2000, the Company had interest rate protection in the form of swap agreements that effectively fixed the Company's LIBOR interest rate on $450,000 of floating rate bank debt at 5.76%. These agreements expire in 2002. While it is not the Company's intention to terminate the interest rate swap agreements, the fair values were estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. These fair values indicated that termination of the agreements at December 31, 2000 and 1999 would have resulted in pretax gains of $448 and $3,543, respectively. Due to the volatility of interest rates, these estimated results may or may not be realized.

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

      The 9 7/8% Senior Subordinated Notes due 2007 are general unsecured obligations of the Company. The Notes are subject to redemption at the option of the Company, in whole or in part, beginning in 2002 at 104.938% and declining to 100% by 2005. In December 1999, the Company funded the redemption of $96,000 principal amount of Notes at a price of 109.875% plus accrued interest. Such funding was from a portion of the proceeds received on issuance of 5.5 million shares of common stock. The redemption resulted in an extraordinary loss for the early extinguishment of debt (consisting of a prepayment premium and the write off of related deferred debt issuance costs) of $13,553, less tax benefits of $4,879.

      The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2000 and 1999, based on market quotes for the same or similar securities it is estimated that the Company's 9 7/8% Subordinated Debentures were trading at a premium of approximately 2% over book value. The book value of the Company's other long-term debt approximates fair value.

      The maturity of the Company's long-term debt over each of the next five years ending December 31, is as follows: 2001 - $28,130; 2002 - $62,571; 2003 -
$82,795; 2004 - $107,460; and 2005 - $98,582.

Note 3 - Income Taxes

      The components of income before income taxes and extraordinary item and the provision for income taxes are as follows:


                                                        Year Ended December 31,
--------------------------------------------------------------------------------
                                                   2000        1999        1998
--------------------------------------------------------------------------------
Income before taxes and extraordinary item:
    United States                             $  79,024    $ 18,508    $ 18,725
    Foreign                                      94,194      57,662      45,258
                                              ---------    --------    --------
                                              $ 173,218    $ 76,170    $ 63,983
                                              =========    ========    ========
Current provision:
    United States                             $  45,799    $ 13,671    $ 10,002
    Foreign                                      25,125      18,353      17,651
                                              ---------    --------    --------
                                                 70,924      32,024      27,653
                                              =========    ========    ========
Deferred provision (benefit):
    United States                             $  (4,095)   $   (260)   $    745
    Foreign                                      (1,515)        111        (925)
                                              ---------    --------    --------
                                                 (5,610)       (149)       (180)
                                              ---------    --------    --------
Total provision for income taxes              $  65,314    $ 31,875    $ 27,473
                                              =========    ========    ========
--------------------------------------------------------------------------------

      At December 31, 2000, the Company had $11,370 of foreign tax loss carryforwards, of which $1,691 expire at various dates through 2003 and the balance can be carried forward indefinitely. A valuation allowance of $559 and $3,723 at December 31, 2000 and 1999, respectively, has been recorded which relates primarily to foreign net operating loss carryforwards. The net change in the valuation allowance for deferred tax assets was a reduction of $3,164 and $2,196 in 2000 and 1999, respectively. In both 2000 and 1999 the net change in the valuation allowance was related to the utilization of foreign net operating loss carryforwards. Accrued income tax liabilities of $6,260 and $1,572 at December 31, 2000 and 1999, respectively, are included in other accrued expenses in the Consolidated Balance Sheet.

      Differences between the U.S. statutory federal tax rate and the Company's effective income tax rate are analyzed below:


                                                       Year Ended December 31,
--------------------------------------------------------------------------------
                                                        2000     1999     1998
--------------------------------------------------------------------------------
U.S. statutory federal tax rate                         35.0%    35.0%    35.0%
State and local taxes                                    1.6      1.7      2.1
Non-deductible purchase accounting differences           2.7      5.7      6.4
Foreign tax expense in excess of U.S. statutory rate      .9      2.1      2.8
Valuation allowance utilized                            (1.8)    (2.9)     (.9)
Other                                                    (.7)      .3     (2.5)
                                                        ----     ----     ----
Effective tax rate                                      37.7%    41.9%    42.9%
                                                        ====     ====     ====

      The Company's deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:


                                                                    December 31,
                                                               -----------------
                                                                  2000      1999
                                                               -------   -------
            Deferred tax assets:
                Accrued liabilities and reserves               $ 6,619   $   765
                Inventory reserves                               7,722     4,001
                Operating loss carryforwards                     3,325     4,882
                Tax credit carryforwards                                     612
                Employee benefits                                2,059     2,152
                                                               -------   -------
                                                               $19,725   $12,412
                                                               =======   =======
            Deferred tax liabilities:
                Depreciation                                   $ 5,768   $ 6,290
                Prepaid pension costs                            8,202     7,128
                                                               -------   -------
                                                               $13,970   $13,418
                                                               =======   =======

      United States income taxes have not been provided on undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings when it is tax effective to do so. Accordingly, the Company believes that any United States tax on repatriated earnings would be substantially offset by U.S. foreign tax credits. The Company is subject to periodic audits of its various tax returns by government agencies; management does not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on the Company's financial position or results of operations.

Note 4 - Shareholders' Equity (Deficit)

      In May 1997, the Company adopted the 1997 Option Plan, and in May 2000, adopted the 2000 Option Plan ("Plans"). The Plans authorize the granting of stock options by a committee of the Board of Directors. At December 31, 2000, the maximum number of shares of common stock available for the granting of stock options under the Plans was 1,351,592. Options granted under the Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options are generally subject to Management Stockholder Agreements which, among other things, places restrictions on the sale or transfer of such shares.

      Stock option activity for 1998, 1999, and 2000 was as follows:


--------------------------------------------------------------------------------
                                                      Options      Average Price
--------------------------------------------------------------------------------
Options outstanding at December 31, 1997            2,356,852             $13.06
Options granted                                       480,920              25.43
Options cancelled                                    (296,900)             25.68
                                                   ----------
Options outstanding at December 31, 1998            2,540,872              13.92
Options granted                                       482,800              19.24
Options cancelled                                    (106,612)             14.99
                                                   ----------
Options outstanding at December 31, 1999            2,917,060              14.77
Options granted                                     1,129,500              49.40
Options exercised                                    (192,986)             13.94
Options cancelled                                     (98,152)             23.51
                                                   ----------
Options outstanding at December 31, 2000            3,755,422             $25.00
                                                   ==========
--------------------------------------------------------------------------------

      The following table summarizes information about stock options outstanding at December 31, 2000:


                          Options Outstanding              Options Exercisable
                 --------------------------------------   ---------------------

                               Average        Remaining                 Average
Exercise Price     Shares       Price            Term        Shares      Price
--------------     ------       -----            ----        ------      -----
   $13.00        2,014,213     $13.00            6.38     1,171,240     $13.00
 15.00-20.00       511,559      18.53            8.17       108,231      18.15
 25.00-30.00       123,400      28.90            7.39        47,360      28.95
 31.00-35.00        15,000      33.13            9.11
 45.00-50.00     1,082,750      49.56            9.43
 55.00-60.00         8,500      56.75            9.76

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income before extraordinary item and net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          2000      1999      1998
                                                        --------  -------   -------
      Income before
      extraordinary item                   As reported  $107,904  $44,295   $36,510
                                           Pro forma     101,898   42,261    34,075

      Income per share
      before extraordinary item - Basic    As reported     $2.59    $1.23     $1.03
                                           Pro forma        2.45     1.17       .96

      Income per share
      before extraordinary item - Diluted  As reported     $2.52    $1.21     $1.02
                                           Pro forma        2.38     1.15       .95

      Net income                           As reported  $107,904  $35,621   $36,510
                                           Pro forma     101,898   33,587    34,075

      Net income per share - Basic         As reported     $2.59     $.99     $1.03
                                           Pro forma        2.45      .93       .96

      Net income per share - Diluted       As reported     $2.52     $.97     $1.02
                                           Pro forma        2.38      .92       .95

The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                   2000        1999        1998
                                                 -------     -------     -------
            Risk free interest rate                 5.1%        5.6%        5.1%
            Expected life                        4 years     4 years     4 years
            Expected volatility                    67.0%       40.0%       30.0%
            Expected dividend yield                 0.0%        0.0%        0.0%

      The weighted-average fair values of options granted during 2000, 1999 and 1998 were $27.04, $7.51 and $8.35, respectively.

      At December 31, 2000, KKR and its affiliates owned 50.1% of the Company's outstanding common stock.

Note 5 - Benefit Plans and Other Postretirement Benefits

      The Company and its domestic subsidiaries have a defined benefit plan covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation. The plan is noncontributory, except for certain salaried employees. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The following is a summary of the Company's defined benefit plans funded status as of the most recent actuarial valuations (December 31, 2000 and 1999).

                                                                    December 31, 2000                  December 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                                        Accumulated            Assets      Accumulated            Assets
                                                           Benefits            Exceed         Benefits            Exceed
                                                             Exceed       Accumulated           Exceed       Accumulated
                                                             Assets          Benefits           Assets          Benefits
------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
     Benefit obligation at beginning of year               $ 25,347         $ 187,585         $ 25,302         $ 193,634
     Service cost                                               834             3,952              881             4,385
     Interest cost                                            1,609            13,345            1,429            12,913
     Plan participants' contributions                                             197                                296
     Actuarial (gain) loss                                      266             1,139              827            (8,410)
     Foreign exchange                                        (1,504)           (2,125)          (3,551)             (159)
     Benefits paid                                             (939)          (14,628)            (914)          (13,701)
                                                           --------         ---------         --------         ---------
     Benefit obligation at end of year                       25,613           189,465           23,974           188,958
                                                           --------         ---------         --------         ---------

Change in  plan assets:
     Fair value of plan assets at beginning of year           1,326           237,221                            222,219
     Actual return on plan assets                                44            (1,747)                            29,849
     Employer contribution                                      104                                                   92
     Plan participants' contributions                                             197                                296
     Foreign exchange                                           (47)           (2,854)                              (208)
     Benefits paid                                              (47)          (14,628)                           (13,701)
                                                           --------         ---------         --------         ---------
     Fair value of plan assets at end of year                 1,380           218,189               --           238,547
                                                           --------         ---------         --------         ---------

Funded status                                               (24,233)           28,724          (23,974)           49,589
     Unrecognized net actuarial (gain) loss                   2,300            (5,585)           3,419           (29,592)
     Unrecognized prior service cost                            663             7,702                              8,983
     Unrecognized transition obligation net                      82            (1,817)             124            (2,276)
                                                           --------         ---------         --------         ---------
     (Accrued) prepaid benefit cost                        $(21,188)        $  29,024         $(20,431)        $  26,704
                                                           ========         =========         ========         =========


                                                        Year Ended December 31,
--------------------------------------------------------------------------------
                                                   2000        1999        1998
                                               --------    --------    --------

Components of net pension cost:
    Service cost                               $  4,786    $  5,266    $  4,465
    Interest cost                                14,954      14,342      14,142
    Expected return on plan assets              (21,167)    (19,110)    (18,038)
    Net amortization of actuarial losses          1,101       1,376         983
                                               --------    --------    --------
Net pension cost (income)                      $   (326)   $  1,874    $  1,552
                                               ========    ========    ========
--------------------------------------------------------------------------------

      The weighted-average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.5% (7.5% in 1999 and 7.0% in 1998) and 3.5% (3.5% in 1999 and 3.0% in 1998), respectively. The expected long-term rate of return on assets was 10.5%. Plan assets consist primarily of U.S. equity and debt securities. The Company has also adopted an unfunded Supplemental Employee Retirement Plan ("SERP") which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $19,253 and $19,277 at December 31, 2000 and 1999, respectively. Such obligation is included in the Consolidated Balance Sheet and the tables above.

      The Company maintains self insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company's share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company's obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation ("APBO") and the net postretirement benefit expense are not material in relation to the Company's financial condition or results of operations, management believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the APBO at December 31, 2000 and 1999 was 7.5%.

      Summary information on the Company's postretirement medical plans as of December 31, 2000 and 1999 is as follows:


                                                                   December 31,
                                                           --------------------
                                                               2000        1999
                                                           --------    --------
      Change in benefit obligation:
           Benefit obligation at beginning of year         $ 12,480    $ 12,665
           Service cost                                          61          68
           Interest cost                                        819         901
           Paid benefits and expenses                        (2,332)     (2,093)
           Actuarial (gain) loss                               (193)        939
                                                           --------    --------
           Benefit obligation at end of year               $ 10,835    $ 12,480
                                                           ========    ========

      Funded status                                        $(10,835)   $(12,480)
      Unrecognized net actuarial loss                         7,973       8,897
      Unrecognized transition obligation                        745         807
                                                           --------    --------
      Accrued benefit cost                                 $ (2,117)   $ (2,776)
                                                           ========    ========


                                                        Year ended December 31,
                                                       ------------------------
                                                         2000     1999     1998
                                                       ------   ------   ------
      Components of net postretirement benefit cost:
           Service cost                                $   61   $   68   $   72
           Interest cost                                  819      901      935
           Amortization of transition obligation           62       62       62
           Net amortization of actuarial losses           731    1,107      961
                                                       ------   ------   ------
      Net postretirement benefit cost                  $1,673   $2,138   $2,030
                                                       ======   ======   ======

Note 6 - Leases

      At December 31, 2000, the Company was committed under operating leases which expire at various dates through 2008. Total rent expense under operating leases for the years 2000, 1999, and 1998 was $17,429, $15,895 and $13,927 respectively.

      Minimum lease payments under non-cancelable operating leases are as follows:

                        2001                           $13,597
                        2002                            10,587
                        2003                             8,532
                        2004                             4,409
                        2005                             3,285
                        Beyond 2005                      3,713
                                                       -------
                            Total minimum obligation   $44,123
                                                       =======

Note 7 - Reportable Business Segments and International Operations

      The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable and related products primarily for communication markets, including cable television. The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 herein. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products.

                                Interconnect products                   Cable
                                   and assemblies                      products                              Total
                         --------------------------------   ------------------------------   ----------------------------------
                            2000        1999       1998       2000       1999       1998        2000         1999        1998
                         ----------   --------   --------   --------   --------   --------   ----------   ----------   --------
Net Sales
   - external            $1,009,162   $769,967   $718,109   $350,540   $240,636   $200,768   $1,359,702   $1,010,603   $918,877
   - intersegment                71        569        358     16,385      9,417      7,189       16,456        9,986      7,547
Depreciation and
   amortization              24,773     21,953     18,235      3,706      3,446      3,039       28,479       25,399     21,274
Segment operating
   income                   194,688    135,721    135,739     75,943     47,585     31,880      270,631      183,306    167,619
Segment assets              435,279    347,844    311,892     73,081     53,554     55,119      508,360      401,398    367,011
Additions to property,
   plant and equipment       38,109     21,321     22,483     14,771      2,032      3,834       52,880       23,353     26,317

Reconciliation of segment operating income to consolidated income before taxes and extraordinary item:

                                                  2000         1999         1998
                                               ---------    ---------    ---------
Segment operating income                       $ 270,631    $ 183,306    $ 167,619
Amortization of goodwill                         (13,394)     (12,371)     (11,701)
Interest expense                                 (61,710)     (79,297)     (81,199)
Headquarters' expense and other net expenses     (22,309)     (15,468)     (10,736)
                                               ---------    ---------    ---------
Consolidated income before taxes
   and extraordinary item                      $ 173,218    $  76,170    $  63,983
                                               =========    =========    =========

Reconciliation of segment assets to consolidated total assets:


                                             2000           1999          1998
                                          ----------      --------      --------
Segment assets                            $  508,360      $401,398      $367,011
Goodwill                                     411,182       360,999       360,265
Other unallocated assets                      84,780        73,979        80,125
                                          ----------      --------      --------
Consolidated total assets                 $1,004,322      $836,376      $807,401
                                          ==========      ========      ========

Geographic information:

                                                                   Land and
                             Net Sales                        depreciable assets
                ----------------------------------      ------------------------------
                   2000         1999        1998          2000       1999       1998
                ----------   ----------   --------      --------   --------   --------
United States   $  690,743   $  519,459   $499,891      $ 77,245   $ 65,536   $ 70,072
International      668,959      491,144    418,986        83,740     54,414     56,707
                ----------   ----------   --------      --------   --------   --------
Total           $1,359,702   $1,010,603   $918,877      $160,985   $119,950   $126,779
                ==========   ==========   ========      ========   ========   ========

      Revenues by geographic area are based on origin of shipment except that international sales include international coaxial cable sales, which are primarily export sales.

Note 8 - Other Expenses, net

      Other income (expense) is comprised as follows:


                                                        Year Ended December 31,
-------------------------------------------------------------------------------
                                                     2000       1999       1998
                                                  -------    -------    -------
Foreign currency transaction gains                $ 3,298    $   499    $ 1,445
Program fees on sale of accounts receivable        (5,527)    (3,851)    (4,121)
Minority interests                                 (5,415)    (2,220)      (849)
Agency and commitment fees                           (670)      (701)      (705)
Other                                              (1,181)     1,011       (315)
                                                  -------    -------    -------
                                                  $(9,495)   $(5,262)   $(4,545)
                                                  =======    =======    =======

Note 9 - Commitments and Contingencies

      In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

      Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied", subsequently merged with Honeywell International Inc.) in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At December 31, 2000, approximately $21,500 of total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

      A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in June 2001 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The aggregate value of receivables transferred to the pool for the year 2000, 1999 and 1998 were $833,653, $646,675, and $631,780, respectively. At December 31, 2000, and 1999, respectively, $43,124 and $24,301 of accounts receivable were transferred to the subsidiary, but not purchased by the financial institution and are therefore included in the accounts receivable balance in the accompanying Consolidated Balance Sheet. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At December 31, 2000 and 1999, approximately $85,000 and $60,000, respectively in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

Note 10 - Selected Quarterly Financial Data (Unaudited)

                                                                                          Three Months Ended
------------------------------------------------------------------------------------------------------------
                                                          March 31       June 30  September 30   December 31
------------------------------------------------------------------------------------------------------------
2000
Net sales                                                 $300,049      $335,510      $354,694      $369,449
Gross profit, including depreciation                        96,034       108,745       116,158       123,430
Net income                                                  20,264        26,210        28,834        32,596
Net income per share - Basic                                   .49           .63           .69           .78
Net income per share - Diluted                                 .48           .61           .67           .76
Stock price - High                                           52.13         66.50         70.38         68.25
            - Low                                            30.31         43.19         48.38         32.00

1999
Net sales                                                 $237,164      $247,438      $256,857      $269,144
Gross profit, including depreciation                        73,323        78,509        81,804        86,448
Income before extraordinary items                            8,239        10,463        11,586        14,007
Income per share before extraordinary item - Basic             .23           .29           .32           .38
Income per share before extraordinary item - Diluted           .23           .29           .32           .37
Net income                                                   8,239        10,463        11,586         5,333
Net income per share - Basic                                   .23           .29           .32           .14
Net income per share - Diluted                                 .23           .29           .32           .14
Stock price - High                                           19.25         20.19         28.31         35.75
            - Low                                            14.72         17.25         19.66         22.88

1998
Net sales                                                 $228,541      $227,942      $229,018      $233,376
Gross profit, including depreciation                        74,397        74,621        72,813        72,892
Net income                                                   9,673        10,355         8,212         8,270
Net income per share - Basic                                   .28           .30           .23           .23
Net income per share - Diluted                                 .27           .29           .23           .23
Stock price  - High                                          32.00         30.81         22.06         17.53
             - Low                                           26.63         19.50         14.91         13.75

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements                                    Page

Report of Management                                                          20

Independent Auditors' Report                                                  20

Consolidated Statement of Income -
   Years Ended December 31, 2000, December 31, 1999 and December 31, 1998     21

Consolidated Balance Sheet -
   December 31, 2000 and December 31, 1999                                    22

Consolidated Statement of Changes in Shareholders' Equity - Years Ended
   December 31, 2000, December 31, 1999 and December 31, 1998                 23

Consolidated Statement of Cash Flow -
   Years Ended December 31, 2000, December 31, 1999 and December 31, 1998     24

Notes to Consolidated Financial Statements                                    25

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2000

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

3.3 Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*

4.1 Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 15, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).*

10.1 Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as
      Exhibit 10.1 to the June 30, 1997 10-Q).*

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

10.6 2000 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 1999 10-K).*

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

10.22 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*

10.23 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19,1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*

10.24 Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*

10.25 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26,1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*

10.26 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30,1997 10-Q).*

10.27 Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*

10.28 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).*

10.29 First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).*

11    Statement regarding computation of per share earnings.

12    Statement regarding computation of ratio of earnings to fixed charges.

21    Subsidiaries of the Company.

23    Consent of Deloitte & Touche LLP.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

----------
*     Incorporated herein by reference as stated.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 30th day of March 2001.

                                                 AMPHENOL CORPORATION


                                                 /s/ Martin H. Loeffler
                                                 -------------------------------
                                                      Martin H. Loeffler
                                                      Chairman, Chief Executive
                                                      Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature                     Title                               Date
---------                     -----                               ----


/s/  Martin H. Loeffler       Chairman, Chief  Executive          March 30, 2001
     Martin H. Loeffler       Officer and President
                              (Principal Executive
                              Officer)


/s/  Edward G. Jepsen         Chief  Financial Officer            March 30, 2001
     Edward G. Jepsen         (Principal Financial Officer
                              and Principal Accounting
                              Officer)


/s/  Andrew M. Clarkson       Director                            March 30, 2001


/s/  G. Robert Durham         Director                            March 30, 2001


/s/  Henry R. Kravis          Director                            March 30, 2001


/s/  Andrew E. Lietz          Director                            March 30, 2001


/s/  Marc S. Lipschultz       Director                            March 30, 2001


/s/  Michael W. Michelson     Director                            March 30, 2001


/s/  Scott Nuttall            Director                            March 30, 2001


/s/  George R. Roberts        Director                            March 30, 2001