Form 10-Q
period 2001-03-31
AMPHENOL CORP /DE/
filed 2001-05-14
CIK 820313

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
 (State or other jurisdiction    (I.R.S. Employer
              of
incorporation or organization)  Identification No.)

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

                              Yes  /X/    No  / /

    As of April 28, 2001, the total number of shares outstanding of Class A Common Stock was 41,688,798.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AMPHENOL CORPORATION

                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                              PAGE
                                                                            --------
Part I        Financial Information

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheet March 31, 2001 and
                December 31, 2000.........................................      3

              Condensed Consolidated Statement of Income three months
                ended March 31, 2001 and 2000.............................      4

              Condensed Consolidated Statement of Changes in Shareholders'
                Equity three months ended March 31, 2001..................      5

              Condensed Consolidated Statement of Changes in Shareholders'
                Deficit three months ended March 31, 2000.................      6

              Condensed Consolidated Statement of Cash Flow three months
                ended March 31, 2001 and 2000.............................      7

              Notes to Condensed Consolidated Financial Statements........      8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     10

     Item 3.  Quantitative and Qualitative Disclosures About Market
                Risk......................................................     12

Part II       Other Information

     Item 1.  Legal Proceedings...........................................     13

     Item 2.  Changes in Securities.......................................     13

     Item 3.  Defaults upon Senior Securities.............................     13

     Item 4.  Submission of Matters to a Vote of Security-Holders.........     13

     Item 5.  Other Information...........................................     13

     Item 6.  Exhibits and Reports on Form 8-K............................     13

Signatures................................................................     16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMPHENOL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS

Current Assets:
  Cash and short-term cash investments......................   $  21,973     $   24,585
  Accounts receivable, less allowance for doubtful accounts
    of $2,996 and $3,044, respectively......................     133,839        170,222
  Inventories...............................................     206,918        197,626
  Prepaid expenses and other assets.........................      17,951         20,237
                                                               ---------     ----------
Total current assets........................................     380,681        412,670
                                                               ---------     ----------
Land and depreciable assets, less accumulated depreciation
  of $237,266 and $228,999, respectively....................     160,263        160,985
Deferred debt issuance costs................................       7,474          8,030
Excess of cost over fair value of net assets
  acquired--net.............................................     409,494        411,182
Other assets................................................      11,960         11,455
                                                               ---------     ----------
                                                               $ 969,872     $1,004,322
                                                               =========     ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................   $ 111,225     $  122,010
  Accrued interest..........................................      12,023         10,731
  Accrued salaries, wages and employee benefits.............      29,071         32,585
  Other accrued expenses....................................      37,846         49,083
  Current portion of long-term debt.........................       1,939         28,130
                                                               ---------     ----------
Total current liabilities...................................     192,104        242,539
                                                               ---------     ----------
Long-term debt..............................................     700,185        700,216
Deferred taxes and other liabilities........................      33,985         32,333

Shareholders' Equity:
  Common stock..............................................          42             42
  Additional paid-in deficit................................    (305,404)      (305,464)
  Accumulated earnings......................................     386,891        358,386
  Accumulated other comprehensive loss......................     (37,931)       (23,730)
                                                               ---------     ----------
Total shareholders' equity..................................      43,598         29,234
                                                               ---------     ----------
                                                               $ 969,872     $1,004,322
                                                               =========     ==========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Net sales...................................................  $   316,672   $   300,049
Costs and expenses:
  Cost of sales, excluding depreciation and amortization....      199,501       197,176
  Depreciation and amortization expense.....................        8,151         7,039
  Selling, general and administrative expense...............       43,988        41,873
  Amortization of goodwill..................................        3,514         3,275
                                                              -----------   -----------
Operating income............................................       61,518        50,686
Interest expense............................................      (14,210)      (15,843)
Other expenses, net.........................................       (1,938)       (1,904)
                                                              -----------   -----------
Income before income taxes..................................       45,370        32,939
Provision for income taxes..................................      (16,865)      (12,675)
                                                              -----------   -----------
Net income..................................................  $    28,505   $    20,264
                                                              ===========   ===========
Net income per common share -- Basic........................  $       .68   $       .49
                                                              ===========   ===========
  Average common shares outstanding.........................   41,686,908    41,465,756
                                                              ===========   ===========
Net income per common share-Diluted.........................  $       .67   $       .48
                                                              ===========   ===========
  Average common shares outstanding.........................   42,720,779    42,580,344
                                                              ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES

                            IN SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                           ADDITIONAL                                        OTHER           TOTAL
                                 COMMON     PAID-IN      COMPREHENSIVE     ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT          INCOME         EARNINGS         LOSS           EQUITY
                                --------   ----------   ----------------   -----------   -------------   -------------
Beginning balance at
  December 31, 2000...........    $42      ($305,464)                        $358,386       ($23,730)       $29,234
Comprehensive income:
  Net income..................                          [$       28,505]       28,505                        28,505
Other comprehensive loss:
  Foreign currency translation
    adjustment................                                   (9,365)                      (9,365)        (9,365)
  Unrealized loss on
    revaluation of
    derivatives, net of tax...                                   (4,836)                      (4,836)        (4,836)
                                                        ----------------
  Other comprehensive loss....                                  (14,201)
                                                        ----------------
Comprehensive income..........                          [$       14,304]
                                                        ================
Other adjustments.............                    60                                                             60
                                  ---      ---------                         --------       --------        -------
Ending balance at March 31,
  2001........................    $42      ($305,404)                        $386,891       ($37,931)       $43,598
                                  ===      =========                         ========       ========        =======

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES

                            IN SHAREHOLDERS' DEFICIT

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                           ADDITIONAL                                        OTHER           TOTAL
                                 COMMON     PAID-IN      COMPREHENSIVE     ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT          INCOME         EARNINGS         LOSS           DEFICIT
                                --------   ----------   ----------------   -----------   -------------   -------------
Beginning balance at
  December 31, 1999...........    $41      ($318,661)                        $250,482       ($13,028)      ($81,166)
Comprehensive income:
  Net income..................                          [$       20,264]       20,264                        20,264
                                                        ----------------
Other comprehensive loss:
  Foreign currency translation
    adjustment................                                   (3,170)                      (3,170)        (3,170)
                                                        ----------------
Comprehensive income..........                          [$       17,094]
                                                        ================
Issuance of 226,414 shares of
  common stock related to
  acquisition.................                 7,500                                                          7,500
Other adjustments.............                    97                                                             97
                                  ---      ---------                         --------       --------       --------
Ending balance at March 31,
  2000........................    $41      ($311,064)                        $270,746       ($16,198)      ($56,475)
                                  ===      =========                         ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................  $28,505    $20,264
Adjustments for cash from operations:
  Depreciation and amortization.............................   11,665     10,314
  Amortization of deferred debt issuance costs..............      556        558
  Net change in non-cash components of working capital......   (3,472)    11,280
                                                              -------    -------
Cash flow provided by operations............................   37,254     42,416
                                                              -------    -------
Cash flow from investing activities:
  Capital additions, net....................................  (13,907)   (10,267)
  Investments in acquisitions...............................   (3,523)   (33,565)
                                                              -------    -------
Cash flow used by investing activities......................  (17,430)   (43,832)
                                                              -------    -------
Cash flow from financing activities:
  Net change in borrowings under revolving credit
    facilities..............................................    7,564      1,078
  Decrease in borrowings under Bank Agreement...............  (30,000)        --
                                                              -------    -------
Cash flow provided (used) by financing activities...........  (22,436)     1,078
                                                              -------    -------
Net change in cash and short-term cash investments..........   (2,612)      (338)
Cash and short-term cash investments balance, beginning of
  period....................................................   24,585     12,898
                                                              -------    -------
Cash and short-term cash investments balance, end of
  period....................................................  $21,973    $12,560
                                                              =======    =======
Cash paid during the period for:
  Interest..................................................  $12,362    $12,393
  Income taxes, net of refunds..............................   20,344      5,940

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of March 31, 2001 and December 31, 2000, and the related condensed consolidated statements of income and of changes in shareholders' equity (deficit) and of cash flow for the three months ended March 31, 2001 and 2000 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.

NOTE 2--INVENTORIES

    Inventories consist of:

                                                        MARCH 31,    DECEMBER 31,
                                                          2001           2000
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials and supplies...........................    $ 37,677      $ 37,191
Work in process......................................     115,340       118,961
Finished goods.......................................      53,901        41,474
                                                         --------      --------
                                                         $206,918      $197,626
                                                         ========      ========

NOTE 3--REPORTABLE BUSINESS SEGMENTS

    The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the three months ended March 31, 2001 and 2000 are as follows:

                           INTERCONNECT PRODUCTS
                              AND ASSEMBLIES         CABLE PRODUCTS             TOTAL
                           ---------------------   -------------------   -------------------
                             2001        2000        2001       2000       2001       2000
                           ---------   ---------   --------   --------   --------   --------
Net sales
--external...............  $248,027    $225,347    $68,645    $74,702    $316,672   $300,049
--intersegment...........       736          75      3,272      3,582       4,008      3,657
Segment operating
  income.................    52,692      42,378     15,292     15,147      67,984     57,525

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--REPORTABLE BUSINESS SEGMENTS (CONTINUED)
    Reconciliation of segment operating income to consolidated income before taxes for the three months ended March 31, 2001 and 2000:

                                                              2001       2000
                                                            --------   --------
Segment operating income..................................  $67,984    $57,525
Amortization of goodwill..................................   (3,514)    (3,275)
Interest expense..........................................  (14,210)   (15,843)
Other net expenses........................................   (4,890)    (5,468)
                                                            -------    -------
Consolidated income before income taxes...................  $45,370    $32,939
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

    Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied," subsequently merged with Honeywell International Inc.) in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At March 31, 2001, approximately $21,700 of total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

    A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in June 2001 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Condensed Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At March 31, 2001 and December 31, 2000, approximately $85,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 2. RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
  2000

    Net sales increased approximately 6% to $316,672 in the first quarter of 2001 compared to sales of $300,049 for the same period in 2000. The increase is primarily attributable to increased sales of interconnect products for communications, aerospace, industrial and automotive applications. Such increase was partially offset by a decline in sales of coaxial cable products used in broadband infrastructures. Currency translation had the effect of decreasing sales in the first quarter of 2001 by approximately $8.2 million when compared to exchange rates for the 2000 period.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 34% for the first quarter of 2001 compared to 32% for the 2000 period. The increase in gross margin is generally attributable to cost control actions and favorable changes in product mix.

    Selling, general and administrative expenses as a percentage of net sales remained constant at approximately 14% for the first quarter 2001 compared to the 2000 period.

    Interest expense for the first quarter of 2001 was $14,210 compared to $15,843 for the 2000 period. The decrease is primarily attributable to lower average debt levels.

    The provision for income taxes for the first quarter of 2001 was at an effective rate of 37% compared to 38% in the 2000 period. The decrease is generally attributable to non-deductible expenses (goodwill amortization) being a lower percentage of pretax income. The effective tax rate, excluding non-deductible goodwill amortization was 35% for both the first quarter 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $37,254 in the first quarter of 2001 compared to $42,416 in the 2000 period. The decrease in cash flow relates primarily to a net increase in non-cash components of working capital offset in part by an increase in net income.

    For the first quarter of 2001, cash from operating activities and borrowings under the credit facility were used to fund capital expenditures of $13,907 and to repay a net $22,436 of bank debt. In the 2000 period, cash from operating activities and borrowings under the credit facility were used to fund capital expenditures of $10,267 and fund acquisitions of $33,565.

    The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, encompassing a Tranche A and B, and a $150 million revolving credit facility. At March 31, 2001 the Tranche A had a balance of $242.7 million and matures over the period 2001 to 2004, and the Tranche B had a balance of $284.5 million and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at March 31, 2001 was $139.4 million, after reduction of $6 million for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    The Company has entered into interest rate swap agreements that effectively fixed the Company's interest cost on $450 million of borrowings under the Bank Agreement.

    The Company's EBITDA, as defined in the Bank Agreement was $73.7 million and $62.6 million for the three months ended March 31, 2001 and 2000, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles
(GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

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

ENVIRONMENTAL MATTERS

    Subsequent to the acquisition of Amphenol Corporation in 1987, Amphenol and Allied Signal Corporation ("Allied," subsequently merged with Honeywell International Inc.) have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At
March 31, 2001, approximately $21.7 million of total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.

ACCOUNTING CHANGE

    Effective January 1, 2001, the Company adopted Financial Accounting Standard No. 133, as amended by FAS 138, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be included in the balance sheet at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and its resulting designation. The Company periodically uses derivative financial instruments in the management of its interest rate and foreign currency exposures. The cumulative effect of adopting FAS 133 as of January 1, 2001 was not material to the Company's financial statements.

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

    The Company is addressing the issues involved with the introduction of the euro. Based on progress to date, the Company believes that the use of the euro will not have a significant impact on the manner in which it conducts its business. Accordingly, conversion to the euro is not expected to have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

SAFE HARBOR STATEMENT

    Statements in this report that are not historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 2000 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in its 2000 Annual Report on Form 10-K.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Reference is made to the Company's 2000 Annual Report on Form 10-K, (the "10-K").

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

        10.9 Second amendment to the Pension Plan for Employees of Amphenol Corporation dated February 4, 1999 (filed as
                        Exhibit 10.9 to the December 31, 1998 10- K).**

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

        10.23           Non-Qualified Stock Option Agreement between the Company and
                        Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit
                        10.18 to the June 30, 1997 10- Q).**

        10.24           Non-Qualified Stock Option Agreement between the Company and
                        Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit
                        10.19 to the June 30, 1997 10- Q).**

        10.25           First Amendment to Amended and Restated Receivables Purchase
                        Agreement dated as of September 26, 1997 (filed as Exhibit
                        10.20 to the September 30, 1997 10-Q).**

        10.26           Second Amendment to Amended and Restated Receivables
                        Purchase Agreement dated as of June 30, 2000 (filed as
                        Exhibit 10.27 to the June 30, 2000 10-Q).**

        10.27           Canadian Purchase and Sale Agreement dated as of September
                        26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp.
                        and Amphenol Corporation, individually and as the initial
                        servicer (filed as Exhibit 10.21 to the September 30, 1997
                        10-Q).**

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

------------------------

*   Filed herewith

**  Previously filed

    (b) Reports filed on Form 8-K

    There were no reports on Form 8-K filed for or during the first quarter ended March 31, 2001.

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

DATE: May 14, 2001