Form 10-Q
period 2001-06-30
AMPHENOL CORP /DE/
filed 2001-08-14
CIK 820313

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                                358 HALL AVENUE
                        WALLINGFORD, CONNECTICUT 06492
                                 203-265-8900
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2001, the total number of shares outstanding of Class A Common Stock was 41,690,296.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AMPHENOL CORPORATION

                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                PAGE
                                                                              --------
Part I          Financial Information

    Item 1.     Financial Statements:

                Condensed Consolidated Balance Sheet June 30, 2001
                  and December 31, 2000.....................................      3

                Condensed Consolidated Statement of Income three and six
                  months ended June 30, 2001 and 2000.......................      4

                Condensed Consolidated Statement of Changes in Shareholders'
                  Equity six months ended June 30, 2001.....................      5

                Condensed Consolidated Statement of Changes in Shareholders'
                  Deficit six months ended June 30, 2000....................      6

                Condensed Consolidated Statement of Cash Flow six months
                  ended June 30, 2001 and 2000..............................      7

                Notes to Condensed Consolidated Financial Statements........      8

    Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................     11

    Item 3.     Quantitative and Qualitative Disclosures About Market
                  Risk......................................................     13

Part II         Other Information...........................................     14

    Item 1.     Legal Proceedings...........................................     14

    Item 2.     Changes in Securities.......................................     14

    Item 3.     Defaults upon Senior Securities.............................     14

    Item 4.     Submission of Matters to a Vote of Security-Holders.........     14

    Item 5.     Other Information...........................................     14

    Item 6.     Exhibits and Reports on Form 8-K............................     14

Signatures..................................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                 ASSETS
Current Assets:
  Cash and short-term cash investments......................    $ 17,135     $   24,585
  Accounts receivable, less allowance for doubtful accounts
    of $3,055 and $3,044, respectively......................     139,934        170,222
  Inventories...............................................     216,839        197,626
  Prepaid expenses and other assets.........................      18,519         20,237
                                                                --------     ----------
Total current assets........................................     392,427        412,670
                                                                --------     ----------
Land and depreciable assets, less accumulated depreciation
  of $242,906 and $228,999, respectively....................     161,986        160,985
Deferred debt issuance costs................................       6,915          8,030
Excess of cost over fair value of net assets acquired.......     425,452        411,182
Other assets................................................      11,799         11,455
                                                                --------     ----------
                                                                $998,579     $1,004,322
                                                                ========     ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $ 86,886     $  122,010
  Accrued interest..........................................       8,703         10,731
  Accrued salaries, wages and employee benefits.............      27,662         32,585
  Other accrued expenses....................................      30,648         49,083
  Current portion of long-term debt.........................      59,555         28,130
                                                                --------     ----------
Total current liabilities...................................     213,454        242,539
                                                                --------     ----------
Long-term debt..............................................     688,406        700,216
Deferred taxes and other liabilities........................      32,072         32,333
Shareholders' Equity:
  Common stock..............................................          42             42
  Additional paid-in deficit................................    (305,344)      (305,464)
  Accumulated earnings......................................     409,427        358,386
  Accumulated other comprehensive loss......................     (39,478)       (23,730)
                                                                --------     ----------
    Total shareholders' equity..............................      64,647         29,234
                                                                --------     ----------
                                                                $998,579     $1,004,322
                                                                ========     ==========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Net sales.................................  $   274,146   $   335,510   $   590,818   $   635,559
Costs and expenses:
  Cost of sales, excluding depreciation
    and amortization......................      172,171       219,492       371,672       416,668
  Depreciation and amortization expense...        8,014         7,360        16,165        14,399
  Selling, general and administrative
    expense...............................       38,814        45,895        82,802        87,768
  Amortization of goodwill................        3,526         3,326         7,040         6,601
                                            -----------   -----------   -----------   -----------
Operating income..........................       51,621        59,437       113,139       110,123
Interest expense..........................      (14,109)      (15,494)      (28,319)      (31,337)
Other expenses, net.......................       (1,248)       (1,829)       (3,186)       (3,733)
                                            -----------   -----------   -----------   -----------
Income before income taxes................       36,264        42,114        81,634        75,053
Provision for income taxes................      (13,728)      (15,904)      (30,593)      (28,579)
                                            -----------   -----------   -----------   -----------
Net income................................  $    22,536   $    26,210   $    51,041   $    46,474
                                            ===========   ===========   ===========   ===========
Net income per common share--basic........  $       .54   $       .63   $      1.22   $      1.12
                                            ===========   ===========   ===========   ===========
  Average common shares outstanding --
    basic.................................   41,688,814    41,534,184    41,687,867    41,499,970
                                            ===========   ===========   ===========   ===========
Net income per common share -- diluted....  $       .53   $       .61   $      1.19   $      1.09
                                            ===========   ===========   ===========   ===========
  Average common shares outstanding--
    diluted...............................   42,788,939    42,847,624    42,755,047    42,713,567
                                            ===========   ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                           ADDITIONAL                                     OTHER           TOTAL
                                 COMMON     PAID-IN     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT        INCOME        EARNINGS         LOSS           EQUITY
                                --------   ----------   -------------   -----------   -------------   -------------
Beginning balance at December
  31, 2000....................    $42      ($305,464)                     $358,386       ($23,730)       $29,234
Comprehensive income:
  Net income..................                             [$51,041]        51,041                        51,041
                                                           --------
Other comprehensive loss:
  Foreign currency translation
    adjustment................                              (10,497)                      (10,497)       (10,497)
  Unrealized loss on
    revaluation of
    derivatives, net of tax...                               (5,251)                       (5,251)        (5,251)
                                                           --------
  Other comprehensive loss....                             ($15,748)
                                                           --------
Comprehensive income..........                             [$35,293]
                                                           ========
Other adjustments.............                   120                                                         120
                                  ---      ---------                      --------       --------        -------
Ending balance at June 30,
  2001........................    $42      ($305,344)                     $409,427       ($39,478)       $64,647
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

                                                                                                   ACCUMULATED
                                           ADDITIONAL                                                 OTHER           TOTAL
                                 COMMON     PAID-IN           COMPREHENSIVE         ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT              INCOME              EARNINGS         LOSS           DEFICIT
                                --------   ----------   -------------------------   -----------   -------------   -------------
Beginning balance at December
  31, 1999....................    $42      ($318,662)                                 $250,482       ($13,028)      ($81,166)
Comprehensive income:
  Net income..................                                          [$46,474]       46,474                        46,474
                                                        -------------------------
Other comprehensive loss:
  Foreign currency translation
  adjustment..................                                            (6,013)                      (6,013)        (6,013)
                                                        -------------------------
Comprehensive income..........                                          [$40,461]
                                                        =========================
Issuance of 226,414 shares of
  Common Stock related to
  acquisition.................                 7,500                                                                   7,500
Stock options exercised,
  including tax benefits......                 2,378                                                                   2,378
Other adjustments.............                   142                                                                     142
                                  ---      ---------                                  --------       --------       --------
Ending balance at June 30,
  2000........................    $42      ($308,642)                                 $296,956       ($19,041)      ($30,685)
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

                              AMPHENOL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................  $ 51,041   $ 46,474

Adjustments for cash from operations:
  Depreciation and amortization.............................    23,205     21,000
  Amortization of deferred debt issuance costs..............     1,115      1,117
  Net change in non-cash components of working capital......   (30,338)    (2,261)
                                                              --------   --------
Cash flow provided by operations............................    45,023     66,330
                                                              --------   --------

Cash flow from investing activities:
  Capital additions, net....................................   (22,501)   (22,979)
  Investments in acquisitions...............................   (29,773)   (37,523)
                                                              --------   --------
Cash flow used by investing activities......................   (52,274)   (60,502)
                                                              --------   --------

Cash flow from financing activities:
  Net change in borrowings under revolving credit
    facilities..............................................    53,501     (6,520)
  Decrease in borrowings under Bank Agreement...............   (30,000)   (20,252)
  Net change in receivables sold............................   (23,700)    20,500
  Proceeds from stock options exercised.....................        --      1,904
                                                              --------   --------
Cash used by financing activities...........................      (199)    (4,368)
                                                              --------   --------
Net change in cash and short-term cash investments..........    (7,450)     1,460
Cash and short-term cash investments balance, beginning of
  period....................................................    24,585     12,898
                                                              --------   --------
Cash and short-term cash investments balance, end of
  period....................................................  $ 17,135   $ 14,358
                                                              ========   ========

Cash paid during the period for:
  Interest..................................................  $ 29,233   $ 31,218
  Income taxes paid, net of refunds.........................    40,972     26,097

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 30, 2001 and December 31, 2000, and the related condensed consolidated statements of income for the three and six months ended June 30, 2001 and 2000 and of changes in shareholders' equity/(deficit) and of cash flow for the six months ended
June 30, 2001 and 2000 include the accounts of Amphenol Corporation (the "Company") and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.

NOTE 2. INVENTORIES

    Inventories consist of:

                                                        JUNE 30,     DECEMBER 31,
                                                          2001           2000
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials and supplies...........................    $ 41,147      $ 37,191
Work in process......................................     121,136       118,961
Finished goods.......................................      54,556        41,474
                                                         --------      --------
                                                         $216,839      $197,626
                                                         ========      ========

NOTE 3. REPORTABLE BUSINESS SEGMENTS (UNAUDITED)

    The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the three months ended June 30, 2001 and 2000 are as follows:

                                           INTERCONNECT PRODUCTS
                                              AND ASSEMBLIES         CABLE PRODUCTS             TOTAL
                                           ---------------------   -------------------   -------------------
                                             2001        2000        2001       2000       2001       2000
                                           ---------   ---------   --------   --------   --------   --------
Net sales
  -external..............................  $225,640    $253,578    $48,506    $81,932    $274,146   $335,510
  -intersegment..........................       137          14      1,597      3,790       1,734      3,804
Segment operating income.................    47,838      49,511      9,945     16,965      57,783     66,476

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3. REPORTABLE BUSINESS SEGMENTS (UNAUDITED) (CONTINUED)
    The segment results for the six months ended June 30, 2001 and 2000 are as follows:

                                         INTERCONNECT PRODUCTS
                                            AND ASSEMBLIES         CABLE PRODUCTS             TOTAL
                                         ---------------------   -------------------   -------------------
                                           2001        2000        2001       2000       2001       2000
                                         ---------   ---------   --------   --------   --------   --------
Net sales
  -external............................  $473,667    $478,925    $117,151   $156,634   $590,818   $635,559
  -intersegment........................       873          89       4,869      7,372      5,742      7,461
Segment operating income...............   100,530      91,889      25,237     32,112    125,767    124,001

    Reconciliation of segment operating income to consolidated income before taxes for the second quarter and six months ended June 30, 2001 and 2000:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Segment operating income..............................  $57,783    $66,476    $125,767   $124,001
Amortization of goodwill..............................   (3,526)    (3,326)     (7,040)    (6,601)
Interest expense......................................  (14,109)   (15,494)    (28,319)   (31,337)
Other net expenses....................................   (3,884)    (5,542)     (8,774)   (11,010)
                                                        -------    -------    --------   --------
Consolidated income before income taxes...............  $36,264    $42,114    $ 81,634   $ 75,053
                                                        =======    =======    ========   ========

NOTE 4. COMMITMENTS AND CONTINGENCIES

    In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial condition or results of operations.

    Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied," subsequently merged with Honeywell International Inc.) in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At June 30, 2001, approximately $21,700 of total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

    A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable.

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4. COMMITMENTS AND CONTINGENCIES (CONTINUED)
The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in September 2001 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Condensed Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At June 30, 2001 and December 31, 2000, approximately $61,300 and $85,000, respectively, in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet at those dates.

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, as amended by FAS 138, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be included in the balance sheet at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and its resulting designation. The Company periodically uses derivative financial instruments in the management of its interest rate and foreign currency exposures. The cumulative effect of adopting FAS 133 as of January 1, 2001 was not material to the Company's financial statements.

    In July 2001, the Financial Accounting Standards Board, ("FASB") issued FAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. The Company expects to adopt FAS No. 141 and FAS No. 142 effective January 1, 2002, although certain provisions will be applied to any acquisitions that may close subsequent to June 30, 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 2. RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

    Net sales for the second quarter of 2001 decreased approximately 18% to $274,146 compared to sales of $335,510 for the same period in 2000. Net sales for the six months of 2001 decreased approximately 7% to $590,818 compared to sales of $635,559 for the same period in 2000. The decrease in sales for the second quarter and six months of 2001 is primarily attributable to a decline in sales of coaxial cable for broadband communication systems. In addition, interconnect sales to telecom and datacom markets were also lower when compared to the same periods in 2000. Such decreases were partially offset by increased sales of interconnect products for aerospace applications in the second quarter and aerospace and industrial applications in the six months of 2001. Currency translation had the effect of reducing sales by approximately $8.6 million and $16.8 million in the second quarter and six month period of 2001, respectively, when compared to exchange rates for the comparable 2000 periods.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 34% for the second quarter and six months of 2001 compared to 32% for the same periods in 2000. The increase in gross profit margin is generally attributable to favorable changes in product mix and cost control actions.

    Selling, general and administrative expenses as a percentage of net sales remained relatively constant at approximately 14% for the second quarter and six months 2001 and 2000.

    Interest expense for the second quarter and six months of 2001 decreased to $14,109 and $28,319 compared to $15,494 and $31,337 for the 2000 periods, respectively. The decrease in both periods is attributable to lower average debt levels and lower interest rates.

    The provision for income taxes for the six months of 2001 was at an effective rate of 37% compared to 38% in the 2000 period. The decrease is generally attributable to non-deductible expenses (goodwill amortization) being a lower percentage of pretax income. The effective tax rate, excluding non-deductible goodwill amortization, was 35% for both the six months of 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $45,023 in the six months of 2001 compared to $66,330 in the 2000 period. The decrease in cash flow relates primarily to a net increase in non-cash components of working capital offset in part by an increase in net income.

    For the six months of 2001, cash from operating activities and cash on hand were used to fund capital expenditures of $22,501, and acquisitions of $29,773. In addition, borrowings of $53,501 under the Company's credit facilities were used to fund a reduction in sales of receivables of $23,700 and Term Loan amortization of $30,000 under the Company's bank loan agreement (the "Bank Agreement"). In the 2000 period, cash from operating activities and proceeds from the sale of additional accounts receivable were used to fund capital expenditures of $22,979, acquisitions of $37,523, and to repay indebtedness of $26,772.

    The Company has a Bank Agreement which includes a Term Loan, encompassing a Tranche A and B, and a $150,000 revolving credit facility. At June 30, 2001, the Tranche A had a balance of $242,748, which matures over the period 2001 to 2004, and the Tranche B had a balance of $284,500, which matures over the period 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at June 30, 2001 was $102,578 after reduction of $6,622 for outstanding letters of credit. The

Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of the direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock.

    The Company has entered into interest swap agreements that effectively fix the Company's interest cost on $450,000 of borrowings under the Bank Agreement.

    The Company's EBITDA as defined in the Bank Agreement was $140,427 and $134,647 for the six months ended June 30, 2001 and 2000, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

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

ENVIRONMENTAL MATTERS

    Subsequent to the acquisition of Amphenol Corporation in 1987, Amphenol and Allied Signal Corporation ("Allied," subsequently merged with Honeywell International Inc.) have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At
June 30, 2001, approximately $21,700 of total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.

ACCOUNTING CHANGES

    Effective January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, as amended by FAS 138, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be included in the balance sheet at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and its resulting designation. The Company periodically uses derivative financial instruments in the management of its interest rate and foreign currency exposures. The cumulative effect of adopting FAS 133 as of January 1, 2001 was not material to the Company's financial statements.

    In July 2001, the Financial Accounting Standards Board, ("FASB") issued FAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. The Company expects to adopt FAS No. 141 and FAS No. 142 effective January 1, 2002, although certain provisions will be applied to any acquisitions that may close subsequent to June 30, 2001.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Reference is made to the Company's 2000 Annual Report on Form 10-K (the "10-K").

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    (a) The Annual Meeting of Stockholders was held on Wednesday, May 23, 2001.

    (b) Not applicable.

    (c) The following matters were submitted to and approved by the stockholders at the Annual Meeting of Stockholders::

        (i) The election of three directors, Andrew E. Lietz, Martin H. Loeffler and Michael W. Michelson for a three year term expiring in the year 2004. For Andrew E. Lietz, the votes were cast as follows:
            For--38,085,365, Against--335,501; Abstentions--0. For Martin H. Loeffler, the votes were cast as follows: For--36,799,332, Against--1,621,534; Abstentions--0. For Michael W. Michelson, the votes were cast as follows: For--36,182,870, Against--2,237,996; Abstentions--0.

        (ii) Ratification of Deloitte & Touche LLP as independent accountants of the Company. The votes were cast as follows: For--38,292,736, Against--123,005; Abstentions--5,125.

       (iii) Approval of the 2000 stock purchase and option plan for key employees of Amphenol and subsidiaries. The votes were cast as follows: For--34,915,118, Against--3,409,354, Abstentions--96,394.

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

        10.30           2000 Stock Purchase and Option Plan for Key Employees of
                        Amphenol and Subsidiaries.*

------------------------

*   Filed herewith

**  Previously filed

    (b) Reports filed on Form 8-K

    There were no reports on Form 8-K filed for or during the second quarter ended June 30, 2001.

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

DATE: August 14, 2001