Form 10-Q
period 2001-09-30
AMPHENOL CORP /DE/
filed 2001-11-14
CIK 820313

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 31, 2001, the total number of shares outstanding of Class A Common Stock was 42,298,819.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AMPHENOL CORPORATION

                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                PAGE
                                                                              --------
Part I          Financial Information

    Item 1.     Financial Statements:

                Condensed Consolidated Balance Sheet September 30, 2001 and
                  December 31, 2000.........................................      3

                Condensed Consolidated Statement of Income three and nine
                  months ended September 30, 2001 and 2000..................      4

                Condensed Consolidated Statement of Changes in Shareholders'
                  Equity nine months ended September 30, 2001...............      5

                Condensed Consolidated Statement of Changes in Shareholders'
                  Deficit nine months ended September 30, 2000..............      6

                Condensed Consolidated Statement of Cash Flow nine months
                  ended September 30, 2001 and 2000.........................      7

                Notes to Condensed Consolidated Financial Statements........      8

    Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................     11

    Item 3.     Quantitative and Qualitative Disclosures About Market
                  Risk......................................................     13

Part II         Other Information

    Item 1.     Legal Proceedings...........................................     14

    Item 2.     Changes in Securities.......................................     14

    Item 3.     Defaults upon Senior Securities.............................     14

    Item 4.     Submission of Matters to a Vote of Security-Holders.........     14

    Item 5.     Other Information...........................................     14

    Item 6.     Exhibits and Reports on Form 8-K............................     14

Signatures..................................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2001            2000
                                                              --------------   -------------
                                                               (UNAUDITED)
                                   ASSETS
Current Assets:
  Cash and short-term cash investments......................    $   22,749      $   24,585
  Accounts receivable, less allowance for doubtful accounts
    of $3,395 and $3,044, respectively......................       142,291         170,222
  Inventories...............................................       215,448         197,626
  Prepaid expenses and other assets.........................        20,018          20,237
                                                                ----------      ----------
Total current assets........................................       400,506         412,670
                                                                ----------      ----------
Land and depreciable assets, less accumulated depreciation
  of $255,824 and $228,999, respectively....................       163,777         160,985
Deferred debt issuance costs................................         6,355           8,030
Excess of cost over fair value of net assets acquired.......       462,365         411,182
Other assets................................................        10,565          11,455
                                                                ----------      ----------
                                                                $1,043,568      $1,004,322
                                                                ==========      ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $   81,458      $  122,010
  Accrued interest..........................................        12,180          10,731
  Accrued salaries, wages and employee benefits.............        24,594          32,585
  Other accrued expenses....................................        34,097          49,083
  Current portion of long-term debt.........................        59,468          28,130
                                                                ----------      ----------
Total current liabilities...................................       211,797         242,539
                                                                ----------      ----------
Long-term debt..............................................       689,164         700,216
Deferred taxes and other liabilities........................        32,913          32,333

Shareholders' Equity:
  Common stock..............................................            43              42
  Additional paid-in deficit................................      (280,285)       (305,464)
  Accumulated earnings......................................       426,060         358,386
  Accumulated other comprehensive loss......................       (36,124)        (23,730)
                                                                ----------      ----------
    Total shareholders' equity..............................       109,694          29,234
                                                                ----------      ----------
                                                                $1,043,568      $1,004,322
                                                                ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Net sales.................................  $   252,581   $   354,694   $   843,399   $   990,253
Costs and expenses:
  Cost of sales, excluding depreciation
    and amortization......................      161,659       231,392       533,331       648,060
  Depreciation and amortization expense...        8,302         7,226        24,467        21,625
  Selling, general and administrative
    expense...............................       36,398        48,353       119,200       136,121
  Amortization of goodwill................        3,648         3,333        10,688         9,934
                                            -----------   -----------   -----------   -----------
Operating income..........................       42,574        64,390       155,713       174,513
Interest expense..........................      (14,042)      (15,462)      (42,361)      (46,799)
Other expenses, net.......................       (1,218)       (2,772)       (4,404)       (6,505)
                                            -----------   -----------   -----------   -----------
Income before income taxes................       27,314        46,156       108,948       121,209
Provision for income taxes................      (10,681)      (17,322)      (41,274)      (45,901)
                                            -----------   -----------   -----------   -----------
Net income................................  $    16,633   $    28,834   $    67,674   $    75,308
                                            ===========   ===========   ===========   ===========
Net income per common share--basic........  $       .40   $       .69   $      1.62   $      1.81
                                            ===========   ===========   ===========   ===========
  Average common shares
    outstanding--basic....................   42,000,308    41,653,285    41,793,158    41,551,448
                                            ===========   ===========   ===========   ===========
Net income per common share--diluted......  $       .39   $       .67   $      1.58   $      1.76
                                            ===========   ===========   ===========   ===========
  Average common shares outstanding--
    diluted...............................   43,031,178    43,087,628    42,848,102    42,839,164
                                            ===========   ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                           ADDITIONAL                                     OTHER           TOTAL
                                 COMMON     PAID-IN     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT        INCOME        EARNINGS         LOSS           EQUITY
                                --------   ----------   -------------   -----------   -------------   -------------
Beginning balance at
  December 31, 2000...........    $42      ($305,464)                     $358,386       ($23,730)      $ 29,234
Comprehensive income:
  Net income..................                             [$67,674]        67,674                        67,674
                                                           --------
Other comprehensive loss:
  Foreign currency translation
    adjustment................                               (7,143)                       (7,143)        (7,143)
  Unrealized loss on
    revaluation of
    derivatives, net of tax...                               (5,251)                       (5,251)        (5,251)
                                                           --------
  Other comprehensive loss....                             ($12,394)
                                                           --------
  Comprehensive income........                             [$55,280]
                                                           ========
Issuance of 606,796 shares of
  common stock related to
  acquisition.................      1         24,999                                                      25,000
Other adjustments.............                   180                                                         180
                                  ---      ---------                      --------       --------       --------
Ending balance at
  September 30, 2001..........    $43      ($280,285)                     $426,060       ($36,124)      $109,694
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

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         ACCUMULATED
                                           ADDITIONAL                                       OTHER           TOTAL
                                 COMMON     PAID-IN      COMPREHENSIVE    ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT         INCOME         EARNINGS         LOSS           DEFICIT
                                --------   ----------   ---------------   -----------   -------------   -------------
Beginning balance at
  December 31, 1999...........    $42      ($318,662)                       $250,482       ($13,028)      ($81,166)
Comprehensive income:
  Net income..................                          [$      75,308]       75,308                        75,308
                                                        ---------------
Other comprehensive loss:
  Foreign currency translation
    adjustment................                                 (12,782)                     (12,782)       (12,782)
                                                        ---------------
Comprehensive income..........                          [$      62,526]
                                                        ===============
Issuance of 279,414 shares of
  common stock related to
  acquisitions................                10,517                                                        10,517
Stock options exercised,
  including tax benefits......                 2,480                                                         2,480
Other adjustments.............                   135                                                           135
                                  ---      ---------                        --------       --------       --------
Ending balance at
  September 30, 2000..........    $42      ($305,530)                       $325,790       ($25,810)      ($ 5,508)
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

                              AMPHENOL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net income..................................................  $ 67,674   $ 75,308

Adjustments for cash from operations:
  Depreciation and amortization.............................    35,155     31,559
  Amortization of deferred debt issuance costs..............     1,675      1,677
  Net change in non-cash components of working capital......   (22,314)    (2,902)
                                                              --------   --------
Cash flow provided by operations............................    82,190    105,642
                                                              --------   --------
Cash flow from investing activities:
  Capital additions, net....................................   (28,397)   (35,454)
  Investments in acquisitions...............................   (57,822)   (60,528)
                                                              --------   --------
Cash flow used by investing activities......................   (86,219)   (95,982)
                                                              --------   --------
Cash flow from financing activities:
  Net change in borrowings under revolving credit
    facilities..............................................    52,793     (6,799)
  Decrease in borrowings under Bank Agreement...............   (30,000)   (25,252)
  Net change in receivables sold............................   (20,600)    25,000
  Proceeds from stock options exercised.....................        --      1,894
                                                              --------   --------
Cash provided by (used by) financing activities.............     2,193     (5,157)
                                                              --------   --------
Net change in cash and short-term cash investments..........    (1,836)     4,503
Cash and short-term cash investments balance, beginning of
  period....................................................    24,585     12,898
                                                              --------   --------
Cash and short-term cash investments balance, end of
  period....................................................  $ 22,749   $ 17,401
                                                              ========   ========
Cash paid during the period for:
  Interest..................................................  $ 39,237   $ 40,709
  Income taxes paid, net of refunds.........................    44,665     39,840

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of September 30, 2001 and December 31, 2000, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2001 and 2000 and of changes in shareholders' equity/(deficit) and of cash flow for the nine months ended September 30, 2001 and 2000 include the accounts of Amphenol Corporation (the "Company") and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.

NOTE 2. INVENTORIES

    Inventories consist of:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2001            2000
                                                      --------------   -------------
                                                       (UNAUDITED)
Raw materials and supplies..........................     $ 36,776        $ 37,191
Work in process.....................................      127,128         118,961
Finished goods......................................       51,544          41,474
                                                         --------        --------
                                                         $215,448        $197,626
                                                         ========        ========

NOTE 3. REPORTABLE BUSINESS SEGMENTS (UNAUDITED)

    The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the three months ended September 30, 2001 and 2000 are as follows:

                                           INTERCONNECT PRODUCTS
                                              AND ASSEMBLIES         CABLE PRODUCTS             TOTAL
                                           ---------------------   -------------------   -------------------
                                             2001        2000        2001       2000       2001       2000
                                           ---------   ---------   --------   --------   --------   --------
Net sales
  -external..............................  $212,523    $267,237    $40,058    $87,457    $252,581   $354,694
  -intersegment..........................       213          --      1,007      6,023       1,220      6,023
Segment operating income.................    40,910      52,247      6,407     18,243      47,317     70,490

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3. REPORTABLE BUSINESS SEGMENTS (UNAUDITED) (CONTINUED)
    The segment results for the nine months ended September 30, 2001 and 2000 are as follows:

                                         INTERCONNECT PRODUCTS
                                            AND ASSEMBLIES         CABLE PRODUCTS             TOTAL
                                         ---------------------   -------------------   -------------------
                                           2001        2000        2001       2000       2001       2000
                                         ---------   ---------   --------   --------   --------   --------
Net sales
  -external............................  $686,190    $746,162    $157,209   $244,091   $843,399   $990,253
  -intersegment........................     1,086          89       5,876     13,395      6,962     13,484
Segment operating income...............   141,440     144,136      31,644     50,355    173,084    194,491

    Reconciliation of segment operating income to consolidated income before taxes for the third quarter and nine months ended September 30, 2001 and 2000:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
Segment operating income.............................  $ 47,317   $ 70,490   $173,084   $194,491
Amortization of goodwill.............................    (3,648)    (3,333)   (10,688)    (9,934)
Interest expense.....................................   (14,042)   (15,462)   (42,361)   (46,799)
Other net expenses...................................    (2,313)    (5,539)   (11,087)   (16,549)
                                                       --------   --------   --------   --------
Consolidated income before income taxes..............  $ 27,314   $ 46,156   $108,948   $121,209
                                                       ========   ========   ========   ========

NOTE 4. COMMITMENTS AND CONTINGENCIES

    In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial condition or results of operations.

    Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied," subsequently merged with Honeywell International Inc.) in 1987, Amphenol and Allied have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At September 30, 2001, approximately $22,100 of total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

    A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable.

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4. COMMITMENTS AND CONTINGENCIES (CONTINUED)
The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in July 2002 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Condensed Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At September 30, 2001 and December 31, 2000, approximately $64,400 and $85,000, respectively, in receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet at those dates.

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

    In July 2001, the Financial Accounting Standards Board, ("FASB") issued FAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. The Company is in the process of evaluating the effect these new standards will have on the Company's financial statements. The Company expects to adopt FAS No. 141 and FAS No. 142 effective January 1, 2002, although certain provisions will be applied to any acquisitions that may close subsequent to June 30, 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 2. RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

    Net sales for the third quarter of 2001 decreased approximately 29% to $252,581 compared to sales of $354,694 for the same period in 2000. Net sales for the nine months of 2001 decreased approximately 15% to $843,399 compared to sales of $990,253 for the same period in 2000. The decrease in sales for the third quarter and nine months of 2001 is primarily attributable to a decline in sales to communications related markets including sales of coaxial cable for broadband communication systems and interconnect sales to telecom and datacom markets. Such decreases were partially offset by increased sales of interconnect products for military aerospace applications in the third quarter and aerospace and industrial applications in the nine months of 2001. Currency translation had the effect of reducing sales by approximately $4.8 million and $21.6 million in the third quarter and nine month period of 2001, respectively, when compared to exchange rates for the comparable 2000 periods.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 33% and 34% for the quarter and nine months of 2001 compared to 33% and 32% for the same periods in 2000. The increase in gross profit margin in the nine month period, is generally attributable to favorable changes in product mix and cost control actions.

    Selling, general and administrative expenses as a percentage of net sales remained relatively constant at approximately 14% for the third quarter and nine months 2001 and 2000.

    Interest expense for the third quarter and nine months of 2001 decreased to $14,042 and $42,361 compared to $15,462 and $46,799 for the 2000 periods, respectively. The decrease in both periods is attributable to lower average debt levels and lower interest rates.

    The provision for income taxes for both the nine months of 2001 and 2000 was at an effective rate of 38%. Excluding non-deductible goodwill amortization, the effective tax rate, was 35% for both the nine months of 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $82,190 in the nine months of 2001 compared to $105,642 in the 2000 period. The decrease in cash flow relates primarily to a decrease in net income and to a net increase in non-cash components of working capital.

    For the nine months of 2001, cash from operating activities and cash on hand were used to fund capital expenditures of $28,397, and acquisitions of $57,822. In addition, borrowings of $52,793 under the Company's credit facilities were used to fund a reduction in sales of receivables of $20,600 and Term Loan amortization of $30,000 under the Company's bank loan agreement (the "Bank Agreement"). In the 2000 period, cash from operating activities and proceeds from the sale of additional accounts receivable were used to fund capital expenditures of $35,454, acquisitions of $60,528, and to repay indebtedness of $32,051.

    The Company has a Bank Agreement which includes a Term Loan, encompassing a Tranche A and B, and a $150,000 revolving credit facility. At September 30, 2001, the Tranche A had a balance of $242,748, which matures over the period 2002 to 2004, and the Tranche B had a balance of $284,500, which matures over the period 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at September 30, 2001 was $102,252 after reduction of $6,948 for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the

Company's direct domestic subsidiaries and 65% of the capital stock of the direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock.

    The Company has entered into interest swap agreements that effectively fix the Company's interest cost on $450,000 of borrowings under the Bank Agreement.

    The Company's EBITDA as defined in the Bank Agreement was $200,474 and $213,140 for the nine months ended September 30, 2001 and 2000, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles
(GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

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

ENVIRONMENTAL MATTERS

    Subsequent to the acquisition of Amphenol Corporation in 1987, Amphenol and Allied Signal Corporation ("Allied," subsequently merged with Honeywell International Inc.) have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Allied have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these sites is apportioned between Amphenol and Allied based on an agreement entered into in connection with the acquisition. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Allied is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At September 30, 2001, approximately $22,100 of total costs have been incurred applicable to this agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations.

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

    In July 2001, the Financial Accounting Standards Board, ("FASB") issued FAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. The Company is in the process of evaluating the effect these new standards will have on the Company's financial statements. The Company expects to adopt FAS No. 141 and FAS No. 142 effective January 1, 2002, although certain provisions will be applied to any acquisitions that may close subsequent to June 30, 2001.

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

        10.27           Third Amendment to Amended and Restated Receivables Purchase
                        Agreement dated as of June 28, 2001.*

        10.28           Fourth Amendment to Amended and Restated Receivables
                        Purchase Agreement dated as of September 30, 2001.*

        10.29           Canadian Purchase and Sale Agreement dated as of
                        September 26, 1997 among Amphenol Canada Corp., Amphenol
                        Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the
                        September 30, 1997 10-Q).**

        10.30           Amended and Restated Credit Agreement dated as of
                        October 3, 1997 among the Company, Amphenol Holding UK,
                        Limited, Amphenol Commercial and Industrial UK, Limited, the
                        Lenders listed therein, The Chase Manhattan Bank, as
                        Syndication Agent, the Bank of New York, as Documentation
                        Agent and Bankers Trust Company, as Administrative Agent and
                        Collateral Agent (filed as Exhibit 10.22 to the
                        September 30, 1997 10-Q).**

        10.31           First Amendment dated as of May 1, 1998 to the Amended and
                        Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol
                        Commercial and Industrial UK, Limited, the Lenders listed
                        therein, The Chase Manhattan Bank, as Syndication Agent, the
                        Bank of New York, as Documentation Agent and Bankers Trust
                        Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).**

        10.32           2000 Stock Purchase and Option Plan for Key Employees of
                        Amphenol and Subsidiaries (filed as Exhibit 10.30 to the
                        June 30, 2001 10-Q).**

------------------------

*   Filed herewith

**  Previously filed

    (b) Reports filed on Form 8-K

    There were no reports on Form 8-K filed for or during the third quarter ended September 30, 2001.

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

    DATE: November 14, 2001