Form 10-K
period 2001-12-31
AMPHENOL CORP /DE/
filed 2002-03-28
CIK 820313

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    For the Fiscal Year Ended December 31, 2001

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from _____________ to ______________

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

Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Amphenol Corporation common stock, $.001 par value, held by non-affiliates was approximately $896 million based on the reported last sale price of such stock on the New York Stock Exchange on February 28, 2002.

As of February 28, 2002 the total number of shares outstanding of registrant's common stock was 42,300,068.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

INDEX                                                                                    PAGE
PART I                                                                                    3
    ITEM 1.  BUSINESS                                                                     3
              General                                                                     3
              Business Segments                                                           5
              International Operations                                                    7
              Customers                                                                   7
              Manufacturing                                                               7
              Research and Development                                                    8
              Trademarks and Patents                                                      8
              Competition                                                                 8
              Backlog                                                                     8
              Employees                                                                   9
              Cautionary Statements for Purposes of Forward Looking Information          10
    ITEM 2.   PROPERTIES                                                                 11
    ITEM 3.   LEGAL PROCEEDINGS                                                          11
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS                        13
    ITEM 4.1  EXECUTIVE OFFICERS                                                         13

PART II                                                                                  14
    ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER            14
             MATTERS

    ITEM 6.  SELECTED FINANCIAL DATA                                                     15
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                         16
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  19
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                 20
              Report of Management                                                       20
              Independent Auditors' Report                                               20
              Consolidated Statement of Income                                           21
              Consolidated Balance Sheet                                                 22
              Consolidated Statement of Changes in Shareholders' Equity                  23
              Consolidated Statement of Cash Flow                                        24
              Notes to Consolidated Financial Statements                                 25
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                                       36

PART III                                                                                 36
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                          36
    ITEM 11. EXECUTIVE COMPENSATION                                                      36
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT              36
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                              36

PART IV                                                                                  37
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K             37
              Signature of the Registrant                                                44
              Signatures of the Directors                                                44

PART I

ITEM 1.  BUSINESS

GENERAL

     Amphenol Corporation ("Amphenol" or the "Company") is one of the world's largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and flat-ribbon cable. The primary end markets for the Company's products are:

     - communication systems for the converging technologies of voice, video and data communications;

     - industrial factory automation equipment and automotive and mass transportation applications; and

     -  commercial and military aerospace  applications.

     The Company focuses on optimizing its mix of higher margin, higher growth application specific products in its product offerings and maintaining continuing programs of productivity improvement. For 2001, the Company reported net sales, operating profit and net income of $1,103.8 million, $197.0 million and $83.7 million, respectively. The table below summarizes information regarding the Company's primary markets and end applications for the Company's products:

                                                                               Commercial and
                        Communications              Industrial               Military Aerospace
                    -------------------------   -----------------------   ----------------------------
Percentage
of Sales                      54%                         23%                      23%

Primary             Voice                       Factory automation        Military and Commercial
End                 - wireless handsets and     Instrumentation systems     Aircraft
Applications          personal communication    Automobile safety           -avionics
                      devices                     systems and other on      -engine controls
                    - base stations and other     board electronics         -flight controls
                      wireless infrastructure   Mass transportation         -passenger related systems
                    Video                       Oil exploration           Missile systems
                    - cable television          Off-road construction     Battlefield communications
                      networks and set top                                Satellite and Space Station
                      converters                                           programs
                    Data
                    - cable modems
                    - servers and storage
                      systems
                    - computers, personal
                      computers and related
                      peripherals
                    - data networking
                      equipment

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

     The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 46% in 2001. Industry analysts estimate that the total sales for the industry were approximately $32 billion in 2001.

     The Company's Times Fiber subsidiary is the world's second largest producer of coaxial cable for the cable television market. The Company believes that its Times Fiber unit is one of the lowest cost producers of coaxial cable for the cable television market, and that it is one of the technological leaders in increasing the bandwidth of coaxial cable products. The Company's coaxial cable and connect or products are used in cable television systems including full service cable television/telecommunication systems being installed by cable operators and telecommunication companies offering video, voice and data services. The Company is also a major supplier of coaxial cable to developing international cable television markets.

     The Company is a global manufacturer employing advanced manufacturing processes. The Company manufactures and assembles its products at facilities in North America, South America, Europe, Asia and Australia. The Company sells its connector products through its own global sales force and independent manufacturers' representatives to thousands of OEMs in approximately 60 countries throughout the world as well as through a global network of electronics distributors. The Company sells its coaxial cable products primarily to cable television operators and to telecommunication companies who have entered the broadband communications market. For the year 2001, approximately 54% of the Company's net sales were in North America, 27% were in Europe and 19% were in Asia and other countries.

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

                                                                2001               2000                 1999
                                                            -------------     --------------      ---------------
                                                                           (dollars in thousands)
Net trade sales by business segment:
   Interconnect products and
    assemblies                                              $     906,799     $    1,009,162      $       769,967
   Cable products                                                 196,972            350,540              240,636
                                                            -------------     --------------      ---------------
                                                            $   1,103,771     $    1,359,702      $     1,010,603
                                                            =============     ==============      ===============
Net trade sales by geographic area:
  United States operations                                  $     538,325     $      690,743      $       519,459
  International operations(1)                                     565,446            668,959              491,144
                                                            -------------     --------------      ---------------
                                                            $   1,103,771     $    1,359,702      $     1,010,603
                                                            =============     ==============      ===============

(1) Includes international coaxial cable sales, which are primarily export sales.

     INTERCONNECT PRODUCTS AND ASSEMBLIES. The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial and military aerospace systems, automotive and mass transportation applications, and industrial and factory automation equipment. Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission. Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment. The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: cable assemblies used in base stations for wireless communication systems; smart card acceptor devices used in mobile GSM telephones, cable modems and other applications to facilitate reading data from smartcards;fiber optic couplers and connectors used in fiber optic signal transmission; input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; and sculptured flexible circuits used for integrating printed circuit boards in communication applications. The Company also designs and produces a broad range of radio frequency connector products used in telecommunications, computer and office equipment, instrumentation equipment and local area networks. The Company's radio frequency connectors are also used in base stations, handheld sets and other components of cellular and personal communications networks.

     The Company believes that it is the largest supplier of high performance, military-specification, circular environmental connectors. Such connectors require superior performance and reliability under conditions of stress and in hostile environments. High performance environmental connectors are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that the connectors can be subject to rapid and severe temperature changes, vibration, humidity and nuclear radiation. Frequent applications of these connectors include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy, medical instrumentation and geophysical applications and off-road construction equipment. The Company also designs and produces industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety products including interconnect devices and systems used in automotive air bags, pretensioner seat belts and anti-lock braking systems. The Company also designs and produces highly-engineered cable and backplane assemblies. Such assemblies are specially designed by the Company in conjunction with OEM customers for specific applications, primarily for computer, wired and wireless communication systems, office equipment and aerospace applications. The cable assemblies utilize the Company's connector and cable products as well as components purchased from others.

     CABLE PRODUCTS. The Company designs, manufactures and markets coaxial cable primarily for use in the cable television industry. The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum tubular shield, and flexible, which has one or more braided metallic shields. Semi-flexible coaxial cable is used in the trunk and feeder distribution portion of cable television systems, and flexible cable (also known as drop cable) is used primarily for hookups from the feeder cable to the cable television subscriber's residence. Flexible cable is also used in other communication applications. The Company has also developed a broadline of radio frequency connectors for coaxial cable and fiber optic interconnect components for full service cable television/telecommunication networks.

     The rapid development in fiber optic technologies, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires) and other communication technologies, including the Company's development of higher capacity coaxial cable, have resulted in technologies which enable cable television systems to provide channel capacity in excess of 500 channels. Such expanded channel capacity, along with other component additions, permit cable operators to offer full service networks with a variety of capabilities including near video-on-demand, pay-per-view special events, home shopping networks, interactive entertainment and education services, telephone services and high-speed access to data resources such as the Internet. With respect to expanded channel capacity systems, cable operators have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, a cable system using both fiber optic cable and coaxial cable. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, with the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communication devices. The Company believes that while system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of the cable systems, there will be an ongoing need for high capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system.


     U.S. cable system designs are increasingly being employed in international markets where cable television penetration is low. For example, it is estimated that in 2001 only 31% of the television households in Europe subscribed to some form of multichannel television service as compared to an estimated subscription rate of 69% in the U.S. The estimated subscription rates in the Asian and Latin American markets are even lower at approximately 30% and 23%, respectively. In terms of television households, it is estimated that there are 232 million television households in Europe, 470 million in Asia and 83 million in Latin America. This compares to an estimated 105 million television households in the U.S. In 2001, the Company had sales of coaxial cable in approximately 50 countries, and the Company believes the development of cable television systems in international markets presents a significant opportunity to increase sales of its coaxial cable products.

     The Company is also a leading producer of flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment components as well as in a variety of telecommunication applications.

INTERNATIONAL OPERATIONS

     The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 51% of the Company's sales for the year ended December 31, 2001 were outside the United States. Approximately 54% of such international sales were in Europe. The Company has manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, Estonia and sales offices in most European markets. The Company's European operations generally have strong positions in their respective local markets. The balance of the Company's international activities are located in Asia, Canada, Mexico, Brazil and Australia. Asian operations include manufacturing facilities in Japan, Taiwan, People's Republic of China, Korea, India and Malaysia. The Company's international manufacturing and assembly facilities generally serve the respective local markets, and local operations coordinate product design and manufacturing responsibility with the Company's other operations around the world. The Company has low cost manufacturing and assembly facilities in Mexico, the People's Republic of China, the Czech Republic and Estonia to serve regional and world markets.

CUSTOMERS

     The Company's products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 5% of net sales for the year ended December 31,2001. The Company sells its products to over 10,000 customer locations worldwide. The Company's products are sold both directly to OEMs, cable system operators, telecommunication companies and through manufacturers' representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide a broad selection of products in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

     The Company's sales to distributors represented approximately 21% of the Company's 2001 sales. The Company's recognized brand names, including "Amphenol," "Times Fiber," "Tuchel," "Socapex," "Sine," "Spectra-Strip," "Pyle-National," "Matrix," "KaiJack" and others, together with the Company's strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors. The Company believes that its distributor network represents a competitive advantage.

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

     The Company purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and silver used in plating; aluminum, brass, steel, copper and bimetallic products used for cable, contacts and connector shells; and plastic materials used for cable and connector bodies and inserts. Such raw materials are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is not dependent upon any one source for raw materials, or if one source is used the Company attempts to protect itself through long-term supply agreements.

RESEARCH AND DEVELOPMENT

     The Company's research, development and engineering expenditures for the creation and application of new and improved products and processes were $22.6 million, $23.5 million and $18.5 million for 2001, 2000 and 1999, respectively. The Company's research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products that meet customer needs. The Company continues to focus its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

TRADEMARKS AND PATENTS

     The Company owns a number of active patents worldwide. While the Company considers its patents to be valuable assets, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent. The Company regards its trademarks "Amphenol," "TimesFiber," "Tuchel," "Socapex," "Sine," "Spectra-Strip," "Pyle-National," "Matrix," "KaiJack" and others to be of value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks.

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

BACKLOG

     The Company estimates that its backlog of unfilled orders was $229.0 million and $365.0 million at December 31, 2001 and December 31, 2000, respectively. Orders typically fluctuate from quarter to quarter based on customer demands and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months.

Significant elements of the Company's business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times. Therefore, backlog may not be indicative of future demand.

EMPLOYEES

     As of December 31, 2001, the Company had approximately 10,300 full-time employees worldwide. Of these employees, approximately 7,500 were hourly employees and the remainder were salaried. The Company had a one week strike in October 1995 at its Sidney, New York facility relating to the renewal of the labor contract at that facility with the International Association of Machinists and Aerospace Workers. The Company has not had any other significant work stoppages in the past ten years. In 1997, the United States Steelworkers International Union, AFL-CIO established a union, affecting approximately 500 employees, at the Company's plant in Chatham, Virginia, the Company's primary plant for the production of coaxial cable. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

  - Increased difficulties in obtaining a consistent supply of basic materials like steel, aluminum, copper, bimetallic products, gold or plastic resins at stable pricing levels.

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

ITEM 2.  PROPERTIES

     The Company's fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2001, the Company operated a total of 76 plants and warehouses of which (a) the locations in the U.S. had approximately 1.9 million square feet, of which .8 million square feet were leased; and (b) the locations outside the U.S. had approximately 2.2 million square feet, of which 1.3 million square feet were leased.

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

     Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987(Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 2001, approximately $26 million of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities.

     Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup and monitoring costs and potential damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently performing monitoring activities at its manufacturing site in Sidney, New York. The Company is also performing monitoring, investigation, design and cleanup activities at three off-site disposal sites previously utilized by the Company's Sidney facility and others, the "Richardson Hill" landfill, the "Route 8" landfill and the "Sidney Center" landfill. The Company and Honeywell have entered into an administrative consent order with the United States Environmental Protection Agency (the "EPA") and are presently determining necessary and appropriate remedial measures for "Richardson Hill", which has been designated a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. With respect to the second site, the "Route 8" landfill, the Company initiated a remediation program pursuant to a Consent Order with the New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995, the Company and Honeywell received a letter from the EPA demanding that the Company and Honeywell accept responsibility for the investigation and cleanup of the third site, Sidney Center landfill, another Superfund Site. The Sidney Center landfill was a municipal landfill site utilized by the Company's Sidney facility and other local towns and businesses. In 1996, the Company and Honeywell received a unilateral order from the EPA directing the Company and Honeywell to perform certain investigation, design and cleanup activities at the Sidney Center landfill site. The Company and Honeywell responded to the unilateral order by agreeing to undertake certain remedial design activities. In 1997, the EPA filed a lawsuit against the Company and Honeywell seeking reimbursement of past costs expended by the EPA in connection with activities at the Sidney Center landfill site and seeking to affix liability upon the Company and Honeywell for all additional costs to be incurred in connection with all further investigations, design and cleanup activities at the Sidney Center landfill site. The Company joined four local municipalities as co-defendants in the lawsuit. In 2001 the Company and Honeywell were ordered by the Court to pay the EPA approximately $3.5 million, net of contributions by the municipalities who had been joined as co-defendants in the lawsuit. Pursuant to that decision the Company and Honeywell will be responsible for completing the remedial design work and for implementing any agreed remediation plan at the Sidney Center landfill site. The municipalities who were joined in the lawsuit have agreed to monitor and maintain any caps installed at the Sidney Center landfill site as part of any remediation plan. The Company and Honeywell will be responsible for continuing groundwater monitoring at the site. The Company is also engaged in remediating or monitoring environmental conditions at several of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at several other off-site disposal sites. During 2001, the Company incurred costs of approximately $.9 million, net of indemnification payments received from Honeywell, in connection with investigating, remediating and monitoring environmental conditions at all of these facilities and sites. In 2002
Amphenol expects such expenditures, net of expected indemnification payments from Honeywell, to be less than $1.0 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Annual Meeting of Stockholders was held on May 23, 2001. The following matters were submitted to and approved by the stockholders: (i) the election of three directors, Andrew E. Lietz, Martin H. Loeffler and Michael W. Michelson, each for a three year term expiring in the year 2004; (ii) ratification of Deloitte & Touche LLP as independent accountants of the Company and (iii) the approval of the 2000 Stock Purchase and Option Plan for Key Employees of the Company and its Subsidiaries.

ITEM 4.1 EXECUTIVE OFFICERS

     The following table sets forth the name, age and position with the Company of each person who was an executive officer of Amphenol as of December 31, 2001. Officers are elected to serve at the discretion of the Board of Directors in accordance with the By-Laws of the Company. The By-Laws of the Company provide that the Board of Directors shall elect the officers of the Company at its first meeting held after the Annual Meeting of Stockholders of the Company. All officers of the Company are elected to hold office until their successors are chosen and qualified, or until their earlier resignation or removal.

           Name                      Age                        Position
     ------------------              ---           --------------------------------------
     Martin H. Loeffler              57            Chairman of the Board,
                                                    Chief Executive Officer and President

     Edward G. Jepsen                58            Executive Vice President
                                                    and Chief Financial Officer

     Timothy F. Cohane               49            Senior Vice President

     Edward C. Wetmore               45            Secretary and General Counsel

     Diana G. Reardon                42            Controller and Treasurer

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

     Edward C. Wetmore has been Secretary and General Counsel of Amphenol since 1987.

     Diana G. Reardon has been Treasurer of Amphenol since March 1992 and Controller since July 1994 and Assistant Controller since June 1988.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK  AND RELATED STOCKHOLDER
MATTERS

     The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company's common stock has been listed on the New York Stock Exchange since that time under the symbol "APH." The following table sets forth on a per share basis the high and low prices for the common stock for both 2001 and 2000 as reported on the New York Stock Exchange.

                                           2001                      2000
                                     ----------------          ----------------
                                     High        Low           High        Low
                                     ----       -----          -----      -----
         First Quarter               50.75      28.30          52.13      30.31
         Second Quarter              57.99      29.11          66.50      43.19
         Third Quarter               45.95      32.00          70.38      48.38
         Fourth Quarter              52.95      32.50          68.25      32.00

     As of February 28, 2002 there were 98 holders of record of the Company's common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

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

     Partnerships affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR") owned 49.4% of the Company's Class A Common Stock as of December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
                                           2001              2000          1999            1998           1997
-------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net sales                              $  1,103,771    $  1,359,702    $  1,010,603    $    918,877    $    884,348
Income before
  extraordinary item                         83,710         107,904          44,295          36,510          51,264
Extraordinary loss                                                           (8,674)                        (24,547)
Net income                                   83,710         107,904          35,621          36,510          26,717
Net income per common share-Diluted:
  Income before extraordinary item             1.95            2.52            1.21            1.02             .92
  Extraordinary loss                                                           (.24)                           (.44)
  Net income                                   1.95            2.52             .97            1.02             .48

FINANCIAL POSITION

Working capital                        $    166,857    $    170,131    $    189,252    $    163,508    $    137,526
Total assets                              1,026,743       1,004,322         836,376         807,401         737,154
Current portion of long-term debt            59,705          28,130          16,829           1,655             212
Long-term debt                              660,614         700,216         745,658         952,469         937,277
Shareholders' equity (deficit)              103,933          29,234         (81,166)       (292,257)       (343,125)
Weighted average shares
  outstanding - diluted                  42,997,121      42,878,922      36,664,016      35,884,794      56,005,954

 ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2001 has been derived from and should be read in conjunction with the consolidated financial statements contained herein.

     RESULTS OF OPERATIONS

     The following table sets forth the components of net income before extraordinary item as a percentage of net sales for the periods indicated.

                                                             YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------
                                                            2001      2000      1999
-------------------------------------------------------------------------------------
Net sales                                                  100.0%    100.0%    100.0%
Cost of sales, excluding depreciation and amortization      63.8      65.2      65.7
Depreciation and amortization expense                        2.9       2.1       2.8
Selling, general and administrative expense                 14.1      13.7      14.4
Amortization of goodwill                                     1.3       1.0       1.2
                                                           -----     -----     -----
Operating income                                            17.9      18.0      15.9
Interest expense                                            (5.1)     (4.6)     (7.9)
Other expenses, net                                          (.5)      (.7)      (.5)
                                                           -----     -----     -----
Income before income taxes and extraordinary item           12.3      12.7       7.5
Provision for income taxes                                  (4.7)     (4.8)     (3.1)
                                                           -----     -----     -----
Net income before extraordinary item                         7.6%      7.9%      4.4%
                                                           =====     =====     =====

2001 COMPARED TO 2000

     Net sales were $1,103.8 million for the year ended December 31, 2001 compared to $1,359.7 million for 2000. Sales of interconnect products and assemblies decreased 10% compared to 2000 ($906.8 million in 2001 versus $1,009.2 million in 2000). Such decrease is primarily attributable to decreased sales of products and interconnect systems for telecom infrastructure, datacom and industrial markets. Such declines were partially offset by increased sales of products and interconnect systems for military aerospace and automotive markets. Sales of cable products decreased 44% compared to 2000 ($197.0 million in 2001 versus $350.5 million in 2000). Such decrease is primarily attributable to a slowdown in capital spending by certain U.S. and international cable television operators.

     Geographically, sales in the U.S. in 2001 decreased approximately 22% compared to 2000 ($538.3 million in 2001 versus $690.7 million in 2000); international sales for 2001, including export sales, decreased approximately 15% in U.S. dollars ($565.5 million in 2001 versus $669.0 million in 2000) and decreased approximately 12% in local currency compared to 2000. The comparatively strong U.S. dollar in 2001 had the currency effect of decreasing net sales by approximately $22.8 million when compared to foreign currency translation rates in 2000.

     The gross profit margin as a percentage of net sales (including depreciation in cost of sales) remained relatively constant at approximately 33% for both 2001 and 2000. Cost reduction activities in 2001 contributed to offsetting the adverse effect of lower sales volume.

     Selling, general and administrative expenses as a percentage of sales remained relatively constant at approximately 14% for both 2001 and 2000.

     Interest expense was $56.1 million for 2001 compared to $61.7 million for 2000. The decrease is primarily attributable to lower average debt levels and lower interest rates.

     Other expenses, net for 2001 and 2000 was $5.6 million and $9.5 million, respectively. See Note 8 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

     The provision for income taxes was at an effective rate of 38% for both 2001 and 2000.

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

     Geographically, sales in the U.S. in 2000 increased approximately 33% compared to 1999 ($690.7 million in 2000 versus $519.5 million in 1999); international sales for 2000, including export sales, increased approximately 36% in U.S.dollars ($669.0 million in 2000 versus $491.1 million in 1999) and increased approximately 44% in local currency compared to 1999. The comparatively strong U.S. dollar in 2000 had the currency effect of decreasing net sales by approximately $36.1 million when compared to foreign currency translation rates in 1999.

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

     Interest expense was $61.7 million for 2000 compared to $79.3 million 1999. The decrease is primarily attributable to lower average debt levels.

     Other expenses, net for 2000 and 1999 was $9.5 million and $5.3 million, respectively. See Note 8 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

     The provision for income taxes for 2000 was at an effective rate of 38% compared to an effective rate of 42% in 1999. The decrease is generally attributable to non-deductible expenses (goodwill amortization) being a lower percentage of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $118.9 million, $154.2 million, and $64.1 million for 2001, 2000 and 1999, respectively. The decrease in cash from operating activities in 2001 compared to 2000 is primarily attributable to a decrease in net income adjusted for depreciation and amortization charges and to a net increase in non-cash components of working capital. In 2000, the increase in cash from operating activities is primarily attributable to an increase in net income adjusted for depreciation and amortization charges.

     Cash from operating activities was used for capital expenditures ($38.6 million, $53.1 million and $23.5 million in 2001, 2000 and 1999, respectively), and acquisitions ($60.5 million, $67.7 million, and $12.3 million in 2001, 2000 and 1999, respectively).

     The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, encompassing a Tranche A and B, and a $150 million revolving credit facility. At December 31, 2001, the Tranche A had a balance of $242.7 million and matures over the period 2002 to 2004,and the Tranche B had a balance of $284.5 million and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; and, availability under the facility at December 31, 2001 was $127.6 million, after reduction of $7.3 million for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock.

     The Company has entered into interest rate swap agreements that effectively fixed the Company's interest cost on $450 million of borrowings under the Bank Agreement. These agreements expire in 2002.

     A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 million in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60.0 million of accounts receivable and expires in July 2002 with respect to an additional $25.0 million of accounts receivable. At December 31, 2001 approximately $74.2 million of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

     The Company's EBITDA, as defined in the Bank Agreement, was $253.1 million and $298.9 million for 2001 and 2000, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

     The Company's primary ongoing cash requirements will be for operating and capital expenditures, product development activities and debt service requirements. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on its 9 7/8% Senior Subordinated Notes due 2007("Notes"). The Company's primary sources of liquidity are internally generated cash flow, the Company's revolving credit facility and the sale of receivables under the Company's current sale of accounts receivable agreement. The Company expects that operating and capital expenditures, product development activities and debt service requirements will be funded from these sources; however, the Company's sources of liquidity could be adversely affected by a decrease in demand for the Company's products, a deterioration in certain of the Company's financial ratios or a deterioration in the quality of the Company's accounts receivable.

     The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its common stock. The Company expects that capital expenditures in 2002 will be approximately $40 million. The Company's required debt amortization in 2002 is $60 million; the Company's required cash interest payments for 2002, at current interest rates, are estimated at approximately $50 million. The Company may also use cash to fund part or all of the cost of future acquisitions.

     In December 1999, the Company sold 2.75 million shares of common stock in a public offering resulting in net proceeds of $181.8 million. $105.5 million of such proceeds was used to redeem $96 million principal amount of Notes at a price of 109.875% and the balance of the proceeds was used to pay down term debt under the Bank Agreement. The redemption of Notes resulted in an extraordinary loss for the early extinguishment of debt(consisting of a prepayment premium and the write off of related deferred debt issuance costs) of $13.6 million, less tax benefits of $4.9 million.

ENVIRONMENTAL MATTERS

     Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 2001, approximately $26 million of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

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

RECENT ACCOUNTING CHANGES

     In June 2001, the Financial Accounting Standards Board, ("FASB") issued
FAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling of interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. The Company adopted FAS No. 141 effective July 1, 2001 and will adopt FAS No. 142 effective January 1, 2002, although certain provisions were applied to an acquisition that closed subsequent to June 30, 2001. Such application had the effect of reducing amortization of goodwill expense in 2001 by approximately $.4 million. While the Company is in the process of evaluating the effect of this new standard, it anticipates that discontinuing of the amortization of goodwill beginning in 2002 will have the effect of reducing expenses by approximately $14.5 million; and, the Company does not anticipate that it will recognize an impairment loss of goodwill on adoption of such standard.

     In August 2001, the Financial Accounting Standards Board issued FAS
No. 143, "Accounting for Asset Retirement Obligations." This pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. In October 2001, the

FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. The Company will adopt FAS No. 143 and FAS No. 144 effective January 1, 2002. The Company is in the process of evaluating the effect these new standards will have on the Company's financial statements.

EURO CURRENCY CONVERSION

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "euro"). The transition period for the introduction of the euro began on January 1,1999. Beginning January 1, 2002, the participating countries issued new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies will no longer be legal tender for any transactions, making the conversion to the euro complete.

     Based on progress to date, the Company believes that the use of the euro will not have a significant impact on the manner in which it conducts its business. Accordingly, conversion to the euro is not expected to have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant accounting policies are set forth below.

     Revenue Recognition - Sales and related cost of sales are recognized upon shipment of products. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicates that an allowance is appropriate.

     Inventories-Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provisions for slow moving and obsolete inventory are provided based on historical experience and product demand.

     Depreciable Assets - Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverablility of the carrying value of such assets is periodically reviewed taking into consideration current and expected business conditions.

     The significant accounting policies are more fully described in Note 1 to the Company's Consolidated Financial Statements.

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






INTEREST RATE RISK

     The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. At December 31, 2001, the Company had interest rate volatility protection in the form of such swaps that effectively fixed the Company's LIBOR interest rate on $450 million of floating rate bank debt at 5.76%. At December 31, 2001, the three month LIBOR rate was 1.9%. These swap agreements expire in 2002. A 10% change in the LIBOR interest rate at December 31, 2001 would have the effect of increasing or decreasing interest expense by approximately $.5 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2002, although there can be no assurances that interest rates will not significantly change.

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

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and
   Shareholders of Amphenol Corporation

     We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

 /s/ Deloitte & Touche LLP
 Hartford, Connecticut
 January 15, 2002

CONSOLIDATED STATEMENT OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------
                                                                            2001            2000              1999
------------------------------------------------------------------------------------------------------------------
Net sales                                                           $  1,103,771    $  1,359,702      $  1,010,603
Costs and expenses:
 Cost of sales, excluding depreciation and amortization                  704,278         886,385           663,978
 Depreciation and amortization expense                                    32,316          29,448            27,673
 Selling, general and administrative expense                             155,810         186,052           145,852
 Amortization of goodwill                                                 14,340          13,394            12,371
                                                                     -----------   -------------     -------------
Operating income                                                         197,027         244,423           160,729
Interest expense                                                         (56,099)        (61,710)          (79,297)
Other expenses, net                                                       (5,573)         (9,495)           (5,262)
                                                                    ------------   -------------     -------------
Income before income taxes and extraordinary item                        135,355         173,218            76,170
Provision for income taxes                                               (51,645)        (65,314)          (31,875)
                                                                    ------------   -------------     -------------
Income before extraordinary item                                          83,710         107,904            44,295
Extraordinary item:
 Loss on early extinguishment of debt, net of taxes                                                         (8,674)
                                                                    ------------   -------------     -------------
Net income                                                          $     83,710    $    107,904      $     35,621
                                                                    ============   =============     =============
Net income per common share - Basic:
 Income before extraordinary item                                   $       2.00    $       2.59      $       1.23
 Extraordinary loss                                                                                           (.24)
                                                                    ------------   -------------     -------------
 Net income                                                         $       2.00    $       2.59      $        .99
                                                                    =============  =============     =============
 Average common shares outstanding                                    41,920,616      41,584,069        36,059,556
Net income per common share - Diluted:
 Income before extraordinary item                                   $       1.95    $       2.52      $       1.21
 Extraordinary loss                                                                                           (.24)
                                                                    -------------  -------------     -------------
 Net income                                                         $       1.95    $       2.52      $        .97
                                                                   ==============  =============     =============
 Average common shares outstanding                                    42,997,121      42,878,922        36,664,016

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  DECEMBER 31,
--------------------------------------------------------------------------------------------------------------
                                                                                          2001           2000
--------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and short-term cash investments                                               $   27,975    $    24,585
  Accounts receivable, less allowance for
    doubtful accounts of $5,191 and $3,044                                              113,370        170,222
  Inventories:
    Raw materials and supplies                                                           35,808         37,191
    Work in process                                                                     119,627        118,961
    Finished goods                                                                       52,881         41,474
                                                                                  -------------   ------------
                                                                                        208,316        197,626
  Prepaid expenses and other assets                                                      20,596         20,237
                                                                                  -------------   ------------
    Total current assets                                                                370,257        412,670
                                                                                  -------------   ------------
Land and depreciable assets:
 Land                                                                                    11,430         11,053
 Buildings                                                                               89,104         79,601
 Machinery and equipment                                                                315,554        299,330
                                                                                  -------------   ------------
                                                                                        416,088        389,984
 Less accumulated depreciation                                                         (251,201)      (228,999)
                                                                                  -------------   ------------
                                                                                        164,887        160,985
Deferred debt issuance costs                                                              5,795          8,030
Excess of cost over fair value of net assets acquired - net                             460,442        411,182
Other assets                                                                             25,362         11,455
                                                                                  -------------   ------------
                                                                                    $ 1,026,743    $ 1,004,322
                                                                                  =============   ============
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                  $    80,501    $   122,010
  Accrued interest                                                                        8,499         10,731
  Accrued salaries, wages and employee benefits                                          24,700         32,585
  Other accrued expenses                                                                 29,995         49,083
  Current portion of long-term debt                                                      59,705         28,130
                                                                                  -------------   ------------
    Total current liabilities                                                           203,400        242,539
                                                                                  -------------   ------------
Long-term debt                                                                          660,614        700,216
Deferred taxes and other liabilities                                                     58,796         32,333
Commitments and contingent liabilities (Notes 2, 6 and 9)

Shareholders' Equity:
  Class A Common Stock, $.001 par value; 100,000,000 shares authorized;
    42,300,068 and 41,686,887 shares outstanding at December 31, 2001
    and 2000, respectively                                                                   42             42
  Additional paid-in deficit                                                           (280,224)      (305,464)
  Accumulated earnings                                                                  442,096        358,386
  Accumulated other comprehensive loss                                                  (57,981)       (23,730)
                                                                                  --------------  -------------
    Total shareholders' equity                                                          103,933         29,234
                                                                                  --------------  -------------
                                                                                    $ 1,026,743    $ 1,004,322
                                                                                  ==============  =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      ADDITIONAL                               ACCUMULATED           TOTAL
                                                         PAID-IN                                     OTHER   SHAREHOLDERS'
                                              COMMON     CAPITAL  COMPREHENSIVE  ACCUMULATED COMPREHENSIVE          EQUITY
                                               STOCK   (DEFICIT)         INCOME     EARNINGS          LOSS        (DEFICIT)
                                         ---------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                 $       36  $ (499,946)                $   214,861   $   (7,208)   $   (292,257)
Comprehensive income:
 Net income                                                       [$    35,621]       35,621                       35,621
                                                                  ------------
 Other comprehensive loss,
  net of tax:
  Translation adjustments                                               (5,820)                    (5,820)         (5,820)
                                                                  ------------
Comprehensive income                                              [$    29,801]
                                                                  ============
Deferred compensation                                        180                                                      180
Sale of 5,500,000 shares of
 common stock                                      5     181,105                                                  181,110
                                         -----------  -----------               ------------ ------------- --------------
BALANCE DECEMBER 31, 1999                         41    (318,661)                    250,482      (13,028)        (81,166)
Comprehensive income:
 Net income                                                       [$   107,904]      107,904                      107,904
                                                                  ------------
 Other comprehensive loss,
  net of tax:
  Translation adjustments                                              (10,702)                   (10,702)        (10,702)
                                                                  -------------
Comprehensive income                                              [$    97,202]
                                                                  =============
Stock options exercised,
 including tax benefit                                     2,501                                                    2,501
Deferred compensation                                        180                                                      180
279,414 shares issued in
 connection with acquisitions                      1      10,516                                                   10,517
                                         -----------  -----------               ------------ ------------- --------------
BALANCE DECEMBER 31, 2000                         42    (305,464)                    358,386      (23,730)         29,234
Comprehensive income:
 Net income                                                       [$    83,710]       83,710                       83,710
                                                                  -------------
 Other comprehensive loss,
  net of tax:
  Translation adjustments                                               (9,612)                    (9,612)         (9,612)
  Revaluation of interest
   rate derivatives                                                     (8,837)                    (8,837)         (8,837)
  Minimum pension liability
   adjustment                                                          (15,802)                   (15,802)        (15,802)
                                                                  -------------
 Other comprehensive loss                                              (34,251)
                                                                  -------------
Comprehensive income                                              [$    49,459]
                                                                  =============
Deferred compensation                                        240                                                      240
606,796 shares issued in
 connection with acquisition                              25,000                                                   25,000
                                         -----------  -----------               ------------ ------------- --------------
BALANCE DECEMBER 31, 2001                 $      42   $ (280,224)                $   442,096   $  (57,981)   $    103,933
                                         ===========  ===========               ============ ============= ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF CASH FLOW
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                                                             2001       2000        1999
----------------------------------------------------------------------------------------------------------
Net income                                                                 $ 83,710   $107,904    $ 35,621
Adjustments for cash from operations:
 Depreciation and amortization                                               32,316     29,448      27,673
 Amortization of goodwill                                                    14,340     13,394      12,371
 Amortization of deferred debt issuance costs                                 2,235      2,237       2,733
 Net extraordinary loss on early extinguishment of debt                                              8,674
 Net change in:
   Accounts receivable                                                       74,924    (70,879)    (27,793)
   Inventory                                                                 (2,793)    (4,402)     (9,795)
   Prepaid expenses and other assets                                         (1,331)     1,213      (2,856)
   Accounts payable                                                         (44,206)    41,440       2,646
   Accrued liabilities                                                      (34,470)    26,257      12,792
   Accrued interest                                                          (2,099)     1,332      (2,262)
   Accrued pension and post employment benefits                              (1,827)     2,052       1,113
   Deferred taxes and other liabilities                                      (1,492)     6,886       2,887
   Other                                                                       (457)    (2,729)        291
                                                                           --------   --------    --------
Cash flow provided by operations                                            118,850    154,153      64,095
                                                                           --------   --------    --------
Cash flow from investing activities:
 Additions to property, plant and equipment                                 (38,555)   (53,105)    (23,464)
 Investments in acquisitions                                                (60,518)   (67,716)    (12,274)
                                                                           --------   --------    --------
  Cash flow used by investing activities                                    (99,073)  (120,821)    (35,738)
                                                                           --------   --------    --------
Cash flow from financing activities:
 Net change in borrowings under revolving credit facilities                  24,413     (6,308)    (14,328)
 Decrease in borrowings under Bank Agreement                                (30,000)   (42,252)    (80,500)
 Repurchase of Senior Subordinated Notes                                                          (105,480)
 Net change in receivables sold                                             (10,800)    25,000
 Proceeds from exercise of stock options                                                 1,915
 Sale of common stock                                                                              181,754
                                                                           --------   --------    --------
  Cash flow used by financing activities                                    (16,387)   (21,645)    (18,554)
                                                                           --------   --------    --------
Net change in cash and short-term cash investments                            3,390     11,687       9,803
Cash and short-term cash investments balance, beginning of period            24,585     12,898       3,095
                                                                           --------   --------    --------
Cash and short-term cash investments balance, end of period                $ 27,975   $ 24,585    $ 12,898
                                                                           ========   ========    ========
Cash paid during the year for:
 Interest                                                                  $ 55,425   $ 58,521    $ 78,091
 Income taxes paid, net of refunds                                           60,662     54,429      20,285

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

     EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
     Through December 31, 2001, for acquisitions completed prior to July 1, 2001, the excess of cost over the fair value of net assets acquired (goodwill) was being amortized on the straight-line basis over a period of 40 years. Accumulated amortization is $148,779 and $134,439 at December 31, 2001 and 2000, respectively. Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations completed after June 30, 2001. In accordance with these standards, goodwill resulting from acquisitions after June 30, 2001 is not amortized and beginning January 1, 2002, goodwill for acquisitions completed prior to July 1, 2001 will not be amortized. The Company will adopt the additional provisions of FAS No. 142 effective January 1, 2002, which include provisions for annual evaluations for impairment of goodwill. The Company is in the process of evaluating the effect of this new standard; however, it anticipates that discontinuing the amortization of goodwill beginning in 2002 will have the effect of reducing expenses by approximately $14.5 million; and, the Company does not anticipate that it will recognize an impairment loss of goodwill on adoption of such standard.

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

     RESEARCH AND DEVELOPMENT
     Research, development and engineering expenditures for the creation and application of new and improved products and processes were $22,604, $23,505 and $18,467, for the years 2001, 2000 and 1999, respectively.

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

     DERIVATIVE FINANCIAL INSTRUMENTS
     Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized as an increase or decrease of interest expense in the periods in which they accrue.

     In June 1998 the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and its resulting designation. The Company adopted FAS 133, as amended by FAS
138, beginning January 1, 2001. Adoption of this new accounting standard resulted in a cumulative after-tax gain of $291 in accumulated other comprehensive income as of that date. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in other comprehensive income, and subsequently reflected in net income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction.

NOTE 2 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                 DECEMBER 31,
---------------------------------------------------------------------------------------------
                                        INTEREST RATE AT
                                       DECEMBER 31, 2001     MATURITY       2001         2000
---------------------------------------------------------------------------------------------
Bank Agreement:
 Term Loan                                          6.35%   2002-2006  $ 527,248   $  557,248
 Revolving Credit Facility                          3.29%        2004     15,100
Senior Subordinated Notes                          9.875%        2007    144,000      144,000
Notes payable to foreign banks and other debt   1.0%-9.5%   2002-2004     33,971       27,098
                                                                       ---------   ----------
                                                                         720,319      728,346
Less current portion                                                      59,705       28,130
                                                                       ---------   ----------
Total long-term debt                                                   $ 660,614   $  700,216
                                                                       =========   ==========
---------------------------------------------------------------------------------------------

     The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, encompassing a Tranche A and B, and a $150,000 revolving credit facility. At December 31, 2001 the Tranche A had a balance of $242,748 and matures over the period 2002 to 2004, and the Tranche B had a balance of $284,500 and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at December 31, 2001 was $127,624, after reduction of $7,276 for outstanding letters of credit.

     At December 31, 2001, interest under the Bank Agreement generally accrues at .75% to 1.50% over LIBOR. The Company also pays certain annual agency and commitment fees. At December 31, 2001, the Company had interest rate protection in the form of swap agreements that effectively fixed the Company's LIBOR interest rate on $450,000 of floating rate bank debt at 5.76%. These agreements expire in 2002. While it is not the Company's intention to terminate the interest rate swap agreements, the fair values were estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. These fair values indicated that termination of the agreements at December 31, 2001 and 2000 would have resulted in a pre-tax loss of $14,631 and a pre-tax gain of $448, respectively. At December 31, 2001 the derivatives loss, net of tax, of $8,837 was recorded in other comprehensive income. Due to the volatility of interest rates, these estimated results may or may not be realized.

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

     The 9 7/8% Senior Subordinated Notes due 2007 ("Notes") are general unsecured obligations of the Company. The Notes are subject to redemption at the option of the Company, in whole or in part, beginning in 2002 at 104.938% and declining to 100% by 2005. In December 1999, the Company funded the redemption of $96,000 principal amount of Notes at a price of 109.875% plus accrued interest. Such funding was from a portion of the proceeds received on issuance of 5.5 million shares of common stock. The redemption resulted in an extraordinary loss for the early extinguishment of debt (consisting of a prepayment premium and the write off of related deferred debt issuance costs) of $13,553, less tax benefits of $4,879.

     The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2001 and 2000, based on market quotes for the same or similar securities it is estimated that the Company's Notes were trading at a premium of approximately 6% over book value. The book value of the Company's other long-term debt approximates fair value.

     The maturity of the Company's long-term debt over each of the next five years ending December 31, is as follows: 2002 - $59,705; 2003 - $83,468; 2004 -
$131,550; 2005 - $105,077; and 2006 - $187,084.

NOTE 3 - INCOME TAXES

     The components of income before income taxes and extraordinary item and the provision for income taxes are as follows:

                                                             YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------
                                                       2001         2000        1999
------------------------------------------------------------------------------------
Income before taxes and extraordinary item:
  United States                                   $  58,129   $   79,024   $  18,508
  Foreign                                            77,226       94,194      57,662
                                                  ---------   ----------   ---------
                                                  $ 135,355   $  173,218   $  76,170
                                                  =========   ==========   =========
Current provision:
  United States                                   $  26,826   $   45,799   $  13,671
  Foreign                                            16,811       25,125      18,353
                                                  ---------   ----------   ---------
                                                     43,637       70,924      32,024
                                                  ---------   ----------   ---------
Deferred provision (benefit):
  United States                                   $   5,841   $   (4,095)  $    (260)
  Foreign                                             2,167       (1,515)        111
                                                  ---------   ----------   ---------
                                                      8,008       (5,610)       (149)
                                                  ---------   ----------   ---------
Total provision for income taxes                  $  51,645   $   65,314   $  31,875
                                                  =========   ==========   =========

     At December 31, 2001, the Company had $8,736 of foreign tax loss carryforwards, of which $1,575 expire at various dates through 2006 and the balance can be carried forward indefinitely. A valuation allowance of $1,024 and $559 at December 31, 2001 and 2000, respectively, has been recorded which relates primarily to foreign net operating loss carryforwards. The net change in the valuation allowance for deferred tax assets was an increase of $465 in 2001 and a decrease of $3,164 in 2000. In both 2001 and 2000 the net change in the valuation allowance was related to foreign net operating loss carryforwards. Accrued income tax liabilities of $4,560 and $6,260 at December 31, 2001 and 2000, respectively, are included in other accrued expenses in the Consolidated Balance Sheet.

     Differences between the U.S. statutory federal tax rate and the Company's effective income tax rate are analyzed below:

                                                           YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------
                                                           2001      2000     1999
----------------------------------------------------------------------------------
U.S. statutory federal tax rate                            35.0%     35.0%    35.0%
State and local taxes                                       1.9       1.6      1.7
Non-deductible purchase accounting differences              3.6       2.7      5.7
Foreign earnings and dividends taxed at different rates    (2.3)       .9      2.1
Valuation allowance                                          .4      (1.8)    (2.9)
Other                                                       (.4)      (.7)      .3
                                                          -----     -----    -----
Effective tax rate                                         38.2%     37.7%    41.9%
                                                          =====     =====    =====

     The Company's deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

                                                                       DECEMBER 31,
                                                              ---------------------
                                                                   2001        2000
                                                              ---------   ---------
                  Deferred tax assets:
                    Accrued liabilities and reserves          $   9,848   $   6,619
                    Inventory reserves                            5,916       7,722
                    Operating loss carry forwards                 2,586       3,325
                    Employee benefits                             3,885       2,059
                                                              ---------   ---------
                                                              $  22,235   $  19,725
                                                              =========   =========
                  Deferred tax liabilities:
                    Depreciation                              $   5,526   $   5,768
                    Prepaid pension costs                                     8,202
                                                              ---------   ---------
                                                              $   5,526   $  13,970
                                                              =========   =========

     The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries, since the Company intends to reinvest these earnings indefinitely. The Company is subject to periodic audits of its various tax returns by government agencies; management does not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on the Company's financial position or results of operations.

NOTE 4 - SHAREHOLDERS' EQUITY

     In May 1997, the Company adopted the 1997 Option Plan, and in May 2000, adopted the 2000 Option Plan ("Plans"). The Plans authorize the granting of stock options by a committee of the Board of Directors. At December 31, 2001, the maximum number of shares of common stock available for the granting of stock options under the Plans was 887,317. Options granted under the Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options are generally subject to Management Stockholder Agreements which, among other things, places restrictions on the sale or transfer of such shares.

     Stock option activity for 1999, 2000, and 2001 was as follows:

-----------------------------------------------------------------------------------------------
                                                                      OPTIONS     AVERAGE PRICE
-----------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT DECEMBER 31, 1998                            2,540,872        $ 13.92
Options granted                                                       482,800          19.24
Options cancelled                                                    (106,612)         14.99
                                                                    ---------
OPTIONS OUTSTANDING AT DECEMBER 31, 1999                            2,917,060          14.77
Options granted                                                     1,129,500          49.40
Options exercised                                                    (192,986)         13.94
Options cancelled                                                     (98,152)         23.51
                                                                    ---------
OPTIONS OUTSTANDING AT DECEMBER 31, 2000                            3,755,422          25.00
Options granted                                                       522,450          40.97
Options cancelled                                                     (58,175)         36.22
                                                                    ---------
OPTIONS OUTSTANDING AT DECEMBER 31, 2001                            4,219,697        $ 26.82
                                                                    =========

     The following table summarizes information about stock options outstanding at December 31, 2001:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                   -----------------------------------   ----------------------
                                  AVERAGE    REMAINING                  AVERAGE
EXERCISE PRICE       SHARES        PRICE       TERM        SHARES        PRICE
--------------     ---------     --------   ----------   ---------      -------
$13.00             2,009,781     $  13.00     5.38       1,588,795      $ 13.00
15.00-20.00          493,716        18.53     7.17         215,885        18.30
25.00-30.00          123,400        28.90     6.42          72,040        28.93
31.00-40.00           47,000        35.67     9.16           3,000        33.13
41.00-50.00        1,537,300        46.94     8.71         210,770        49.56
55.00-60.00            8,500        56.75     8.76           1,700        56.75

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the requirements of FAS No. 123, "Accounting for Stock-Based Compensation," the Company's income before extraordinary item and net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  2001         2000          1999
                                               ---------    ----------    ----------
Pro forma before extraordinary item:
    Income                                     $  75,074    $  101,898    $   42,261
    Income per share - Basic                   $    1.79    $     2.45    $     1.17
    Income per share - Diluted                 $    1.75    $     2.38    $     1.15

Pro forma:
    Net income                                 $  75,074    $  101,898    $   33,587
    Net income per share - Basic               $    1.79    $     2.45    $      .93
    Net income per share - Diluted             $    1.75    $     2.38    $      .92

The fair value of each stock option has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         2001             2000           1999
                                       -------          -------        -------
     Risk free interest rate              4.3%             5.1%           5.6%
     Expected life                     5 years          4 years        4 years
     Expected volatility                 54.0%            67.0%          40.0%
     Expected dividend yield              0.0%             0.0%           0.0%

     The weighted-average fair values of options granted during 2001, 2000 and 1999 were $20.98, $27.04 and $7.51, respectively.

     At December 31, 2001, KKR and its affiliates owned 49.4% of the Company's outstanding common stock.

     Balances of related after-tax components comprising accumulated other comprehensive loss, included in shareholders' equity at December 31, 1999, 2000 and 2001 are as follows:

----------------------------------------------------------------------------------------------------------
                                           FOREIGN         REVALUATION     MINIMUM            ACCUMULATED
                                           CURRENCY        OF INTEREST     PENSION               OTHER
                                          TRANSLATION         RATE        LIABILITY          COMPREHENSIVE
                                          ADJUSTMENT       DERIVATIVES    ADJUSTMENT             LOSS
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              $  (7,208)                                           $  (7,208)
  Translation adjustments                    (5,820)                                              (5,820)
                                          ---------         ---------      ----------          ---------
Balance at December 31, 1999                (13,028)                                             (13,028)
  Translation adjustments                   (10,702)                                             (10,702)
                                          ---------         ---------      ----------          ---------
Balance at December 31, 2000                (23,730)                                             (23,730)
  Translation adjustments                    (9,612)                                              (9,612)
  Revaluation of interest rate
    derivatives, net of tax of $5,794                       $  (8,837)                            (8,837)
  Minimum pension liability adjustment,
    net of tax of $10,360                                                  $  (15,802)           (15,802)
                                          ---------         ---------      ----------          ---------
Balance at December 31, 2001              $ (33,342)        $  (8,837)     $  (15,802)         $ (57,981)
                                          =========         =========      ==========          =========

NOTE 5 - BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

     The Company and its domestic subsidiaries have a defined benefit plan covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The following is a summary of the Company's defined benefit plans funded status as of the most recent actuarial valuations (December 31, 2001 and 2000).

                                                 DECEMBER 31, 2001         DECEMBER 31, 2000
--------------------------------------------------------------------------------------------
                                          ACCUMULATED       ASSETS  ACCUMULATED       ASSETS
                                             BENEFITS       EXCEED     BENEFITS       EXCEED
                                               EXCEED  ACCUMULATED       EXCEED  ACCUMULATED
                                               ASSETS     BENEFITS       ASSETS     BENEFITS
--------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year   $ 193,810    $  21,268    $  25,347    $ 187,585
  Service cost                                  3,814        1,177          834        3,952
  Interest cost                                14,344        1,446        1,609       13,345
  Plan participants' contributions                             139                       197
  Amendments                                    3,938
  Actuarial (gain) loss                        11,810       (1,993)         266        1,139
  Foreign exchange                             (1,273)        (486)      (1,504)      (2,125)
  Benefits paid                               (14,814)        (654)        (939)     (14,628)
                                            ---------    ---------    ---------    ---------
  Benefit obligation at end of year           211,629       20,897       25,613      189,465
                                            ---------    ---------    ---------    ---------
Change in plan assets:
  Fair value of plan assets at beginning of
   year                                       193,214       26,355        1,326      237,221
  Actual return on plan assets                 (9,314)      (2,232)          44       (1,747)
  Employer contribution                           207                       104
  Plan participants' contributions                             139                       197
  Foreign exchange                                (80)        (563)         (47)      (2,854)
  Benefits paid                               (13,882)        (654)         (47)     (14,628)
                                            ---------    ---------    ---------    ---------
  Fair value of plan assets at end of year    170,145       23,045        1,380      218,189
                                            ---------    ---------    ---------    ---------

Funded status                                 (41,484)       2,148      (24,233)      28,724
  Unrecognized net actuarial (gain) loss       36,607        3,806        2,300       (5,585)
  Unrecognized prior service cost              10,796         (445)         663        7,702
  Unrecognized transition obligation net           61       (1,459)          82       (1,817)
  Additional minimum pension liability        (36,862)
                                            ---------    ---------    ---------    ---------
  (Accrued) prepaid benefit cost            $ (30,882)   $   4,050    $ (21,188)   $  29,024
                                            =========    =========    =========    =========

                                                                   YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
                                                              2001         2000         1999
                                                         ---------    ---------    ---------
Components of net pension cost:
  Service cost                                           $   4,991    $   4,786    $   5,266
  Interest cost                                             15,790       14,954       14,342
  Expected return on plan assets                           (22,014)     (21,167)     (19,110)
  Net amortization of actuarial losses                         926        1,101        1,376
                                                         ---------    ---------    ---------
Net pension cost (income)                                $    (307)   $    (326)   $   1,874
                                                         =========    =========    =========
--------------------------------------------------------------------------------------------

     The weighted-average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 7.25% (7.5% in 2000 and 1999) and 3.25% (3.5% in 2000 and 1999), respectively. The expected long-term rate of return on assets was 10.5%. Plan assets consist primarily of U.S. equity and debt securities. The Company has also adopted an unfunded Supplemental Employee Retirement Plan ("SERP") which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $19,356 and $19,253 at December 31, 2001 and 2000, respectively. Such obligation is included in the Consolidated Balance Sheet and the tables above.

    In accordance with the Provisions of FAS No. 87, the Company recorded a minimum pension liability at December 31, 2001 of $36,862 for circumstances in which a pension plan's accumulated benefit obligation exceeded the fair value of the plan's assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost, with the balance recorded as a reduction in shareholders' equity, net of related deferred tax benefits.

     The Company maintains self insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company's share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company's obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation ("APBO") and the net postretirement benefit expense are not material in relation to the Company's financial condition or results of operations, management believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the APBO at December 31, 2001 and 2000 was 7.25% and 7.5%, respectively.

     Summary information on the Company's postretirement medical plans as of December 31, 2001 and 2000 is as follows:

                                                                       DECEMBER 31,
                                                         --------------------------
                                                              2001             2000
                                                         ---------        ---------
      Change in benefit obligation:
        Benefit obligation at beginning of year          $  10,835        $  12,480
        Service cost                                            75               61
        Interest cost                                          972              819
        Paid benefits and expenses                          (1,620)          (2,332)
        Actuarial (gain) loss                                3,501             (193)
                                                         ---------        ---------
        Benefit obligation at end of year                $  13,763        $  10,835
                                                         =========        =========
      Funded status                                      $ (13,763)       $ (10,835)
      Unrecognized net actuarial loss                       10,499            7,973
      Unrecognized transition obligation                       683              745
                                                         ---------        ---------
      Accrued benefit cost                               $  (2,581)       $  (2,117)
                                                         =========        =========

                                                          YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                        2001       2000      1999
                                                     -------    -------   -------
     Components of net postretirement benefit cost:
       Service cost                                  $    75    $    61   $    68
       Interest cost                                     972        819       901
       Amortization of transition obligation              62         62        62
       Net amortization of actuarial losses              975        731     1,107
                                                     -------    -------   -------
     Net postretirement benefit cost                 $ 2,084    $ 1,673   $ 2,138
                                                     =======    =======   =======

NOTE 6 - LEASES

     At December 31, 2001, the Company was committed under operating leases which expire at various dates through 2008. Total rent expense under operating leases for the years 2001, 2000, and 1999 was $16,762, $17,429 and $15,895, respectively.

     Minimum lease payments under non-cancelable operating leases are as follows:

                2002                            $ 12,301
                2003                               9,342
                2004                               5,414
                2005                               3,375
                2006                               2,481
                Beyond 2006                        4,239
                                                --------
                  Total minimum obligation      $ 37,152
                                                ========

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

                             INTERCONNECT PRODUCTS                      CABLE
                                AND ASSEMBLIES                         PRODUCTS                           TOTAL
                      ----------------------------------   ------------------------------  -------------------------------------
                         2001        2000        1999       2001        2000       1999         2001         2000         1999
                      ---------  -----------   ---------   ---------  --------- ---------  -----------  ----------   -----------
Net Sales
  - external          $ 906,799  $ 1,009,162   $ 769,967   $ 196,972  $ 350,540 $ 240,636  $ 1,103,771  $ 1,359,702  $ 1,010,603
  - intersegment          1,454           71         569       7,200     16,385     9,417        8,654       16,456        9,986
Depreciation and
  amortization           27,330       24,773      21,953       4,551      3,706     3,446       31,881       28,479       25,399
Segment operating
  income                180,729      194,688     135,721      38,239     75,943    47,585      218,968      270,631      183,306
Segment assets          418,066      435,279     347,844      83,581     73,081    53,554      501,647      508,360      401,398
Additions to property,
  plant and equipment    27,444       38,109      21,321      11,083     14,771     2,032       38,527       52,880       23,353

Reconciliation of segment operating income to consolidated income before taxes and extraordinary item:

                                                       2001               2000           1999
                                                    ---------          ---------      ---------
Segment operating income                            $ 218,968          $ 270,631      $ 183,306
Amortization of goodwill                              (14,340)           (13,394)       (12,371)
Interest expense                                      (56,099)           (61,710)       (79,297)
Headquarters' expense and other net expenses          (13,174)           (22,309)       (15,468)
                                                    ---------          ---------      ---------
Consolidated income before taxes
  and extraordinary item                            $ 135,355          $ 173,218      $  76,170
                                                    =========          =========      =========

Reconciliation of segment assets to consolidated total assets:

                                                      2001               2000            1999
                                                  -----------        -----------      ---------
Segment assets                                    $   501,647        $   508,360      $ 401,398
Goodwill                                              460,442            411,182        360,999
Other unallocated assets                               64,654             84,780         73,979
                                                  -----------        -----------      ---------
Consolidated total assets                         $ 1,026,743        $ 1,004,322      $ 836,376
                                                  ===========        ===========      =========

Geographic information:

                                                                              LAND AND
                                        NET SALES                       DEPRECIABLE ASSETS
                         -------------------------------------   -----------------------------------
                               2001        2000         1999        2001        2000          1999
                         -----------  -----------  -----------   ---------   ---------    ----------
United States            $   538,325  $   690,743  $   519,459   $  80,343   $  77,245    $   65,536
International                565,446      668,959      491,144      84,544      83,740        54,414
                         -----------  -----------  -----------   ---------   ---------    ----------
Total                    $ 1,103,771  $ 1,359,702  $ 1,010,603   $ 164,887   $ 160,985    $  119,950
                         ===========  ===========  ===========   =========   =========    ==========

     Revenues by geographic area are based on origin of shipment except that international sales include international coaxial cable sales, which are primarily export sales.

NOTE 8 - OTHER EXPENSES, NET
     Other income (expense) is comprised as follows:

                                                                     YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
                                                         2001          2000            1999
                                                       --------      --------       --------
Foreign currency transaction gains                     $  1,398      $  3,298       $    499
Program fees on sale of accounts receivable              (3,888)       (5,527)        (3,851)
Minority interests                                       (1,792)       (5,415)        (2,220)
Agency and commitment fees                                 (471)         (670)          (701)
Other                                                      (820)       (1,181)         1,011
                                                       --------      --------       --------
                                                       $ (5,573)     $ (9,495)      $ (5,262)
                                                       ========      ========       ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

     Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At December 31, 2001, approximately $26,000 of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the

Company's financial condition or results of operations.

     A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in July 2002 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The aggregate value of receivables transferred to the pool for the year 2001, 2000 and 1999 were $598,659, $833,653, and $646,675, respectively. At December 31, 2001, and 2000, respectively, $20,548 and $53,581 of accounts receivable were transferred to the subsidiary, but not purchased by the financial institution and are therefore included in the accounts receivable balance in the accompanying Consolidated Balance Sheet. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At December 31, 2001 and 2000, approximately $74,200 and $85,000, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                THREE MONTHS ENDED
--------------------------------------------------------------------------------------------------
                                                 MARCH 31      JUNE 30  SEPTEMBER 30   DECEMBER 31
--------------------------------------------------------------------------------------------------
2001
Net sales                                       $ 316,672    $ 274,146     $ 252,581     $ 260,372
Gross profit, including depreciation              109,149       94,090        82,749        81,705
Net income                                         28,505       22,536        16,633        16,036
Net income per share - Basic                          .68          .54           .40           .38
Net income per share - Diluted                        .67          .53           .39           .37
Stock price - High                                  50.75        57.99         45.95         52.95
            - Low                                   28.30        29.11         32.00         32.50

2000
Net sales                                       $ 300,049    $ 335,510     $ 354,694     $ 369,449
Gross profit, including depreciation               96,034      108,745       116,158       123,430
Net income                                         20,264       26,210        28,834        32,596
Net income per share - Basic                          .49          .63           .69           .78
Net income per share - Diluted                        .48          .61           .67           .76
Stock price - High                                  52.13        66.50         70.38         68.25
            - Low                                   30.31        43.19         48.38         32.00

1999
Net sales                                       $ 237,164    $ 247,438     $ 256,857     $ 269,144
Gross profit, including depreciation               73,323       78,509        81,804        86,448
Income before extraordinary items                   8,239       10,463        11,586        14,007
Income per share before extraordinary item -
  Basic                                               .23          .29           .32           .38
Income per share before extraordinary item -
  Diluted                                             .23          .29           .32           .37
Net income                                          8,239       10,463        11,586         5,333
Net income per share - Basic                          .23          .29           .32           .14
Net income per share - Diluted                        .23          .29           .32           .14
Stock price - High                                  19.25        20.19         28.31         35.75
            - Low                                   14.72        17.25         19.66         22.88

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS                                              PAGE
Report of Management                                                                   20

Independent Auditors' Report                                                           20

Consolidated Statement of Income -
  Years Ended December 31, 2001, December 31, 2000 and December 31, 1999               21

Consolidated Balance Sheet -
  December 31, 2001 and December 31, 2000                                              22

Consolidated Statement of Changes in Shareholders' Equity -
  Years Ended December 31, 2001, December 31, 2000 and December 31, 1999               23

Consolidated Statement of Cash Flow -
  Years Ended December 31, 2001, December 31, 2000 and December 31, 1999               24

Notes to Consolidated Financial Statements                                             25

(a)(2) FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS ENDED DECEMBER 31, 2001
SCHEDULE

Independent Auditors' Report on Schedule                                               42

II - Valuation and Qualifying Accounts                                                 43

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

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

3.3 Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*

4.1 Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 15, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).*

10.1 Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).*

10.2 Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*

10.3 Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to the June 30, 1997 10-Q).*

10.4 2000 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 1999 10-K).*

10.5   2001 Amphenol Incentive Plan.

10.6   2002 Amphenol Incentive Plan.

10.7 Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002.

-------------------------------------------------------
* Incorporated herein by reference as stated.

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

10.19 Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*

10.20 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*

10.21 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*

10.22 Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of
--------------------------------------------------
* Incorporated herein by reference as stated.

       May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*

10.23 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*

10.24 Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*

10.25 Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*

10.26 Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*

10.27 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*

10.28 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).*

10.29 First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).*

10.30 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*

10.31 Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler.

10.32 Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen.

10.33 Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane.

10.34 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000.

10.35 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000.

-------------------------------------------------
* Incorporated herein by reference as stated.

10.36 Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000.

11     Statement regarding computation of per share earnings.

12     Statement regarding computation of ratio of earnings to fixed charges.

22     Subsidiaries of the Company.

23     Consent of Deloitte & Touche LLP.
       (b) REPORTS ON FORM 8-K
       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF AMPHENOL CORPORATION
Wallingford,Connecticut

We have audited the consolidated balance sheets of Amphenol Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 15, 2002 included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Amphenol Corporation listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 15, 2002

                                   SCHEDULE II

                      AMPHENOL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                             (DOLLARS IN THOUSANDS)

                               BALANCE AT  CHARGED TO   CHARGED                             BALANCE AT
                              BEGINNING OF  COST AND    TO OTHER                               END OF
DESCRIPTION                      PERIOD     EXPENSES    ACCOUNTS   ACQUISITIONS   DEDUCTIONS   PERIOD
                              ------------ ----------   --------   ------------   ---------- ----------
2001 Allowance for doubtful
  accounts                       $ 3,044    $ 3,379      $   75        $  201       $ (1,508) $ 5,191

2000 Allowance for doubtful
  accounts                         2,232      1,027          65           197           (477)   3,044

1999 Allowance for doubtful
  accounts                         1,832      1,001         (99)                        (502)   2,232

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized in the Town of Wallingford, State of Connecticut on the 28th day of March 2002.

                                                AMPHENOL CORPORATION

                                                /s/ Martin H. Loeffler
                                                ----------------------------
                                                    Martin H. Loeffler
                                                    Chairman, Chief Executive
                                                    Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature                            Title                                      Date
/s/ Martin H. Loeffler               Chairman, Chief Executive Officer          March 28, 2002
    Martin H. Loeffler               and President
                                     (Principal Executive Officer)

/s/ Edward G. Jepsen                 Chief Financial Officer                    March 28, 2002
    Edward G. Jepsen                 (Principal Financial Officer and
                                     Principal Accounting Officer)

/s/ Andrew M. Clarkson               Director                                   March 28, 2002

/s/ Henry R. Kravis                  Director                                   March 28, 2002

/s/ Andrew E. Lietz                  Director                                   March 28, 2002

/s/ Marc S. Lipschultz               Director                                   March 28, 2002

/s/ Michael W. Michelson             Director                                   March 28, 2002

/s/ Scott Nuttall                    Director                                   March 28, 2002

/s/ George R. Roberts                Director                                   March 28, 2002