Form 10-Q
period 2002-03-31
AMPHENOL CORP /DE/
filed 2002-05-15
CIK 820313

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-10879

                                   ----------

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

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

     As of April 30, 2002, the total number of shares outstanding of Class A Common Stock was 42,303,702.

================================================================================

                              AMPHENOL CORPORATION

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                                          PAGE
                                                                                                          ----
Part I       Financial Information

     Item 1. Financial Statements:

             Condensed Consolidated Balance Sheet March 31, 2002 and December 31, 2001...............       3

             Condensed Consolidated Statement of Income  three months ended
               March 31, 2002 and 2001...............................................................       4

             Condensed Consolidated Statement of Changes in Shareholders' Equity three
               months ended March 31, 2002...........................................................       5

             Condensed Consolidated Statement of Changes in Shareholders' Equity three
               months ended March 31, 2001...........................................................       6

             Condensed Consolidated Statement of Cash Flow three months ended
                March 31, 2002 and 2001..............................................................       7

             Notes to Condensed Consolidated Financial Statements....................................       8

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations............................................................................      11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................      13

Part II      Other Information

     Item 1. Legal Proceedings.......................................................................      14

     Item 2. Changes in Securities...................................................................      14

     Item 3. Defaults upon Senior Securities.........................................................      14

     Item 4. Submission of Matters to a Vote of Security-Holders.....................................      14

     Item 5. Other Information.......................................................................      14

     Item 6. Exhibits and Reports on Form 8-K........................................................      14

Signatures...........................................................................................      18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                   March 31,        December 31,
                                                                                     2002               2001
                                                                                 ------------       ------------
                                                                                 (Unaudited)
                                     ASSETS
Current Assets:
  Cash and short term cash investments.........................................  $     26,797       $     27,975
  Accounts receivable, less allowance for doubtful accounts of
   $5,343 and $5,191, respectively.............................................       116,451            113,370
  Inventories..................................................................       201,499            208,316
  Prepaid expenses and other assets............................................        19,239             20,596
                                                                                 ------------       ------------
Total current assets...........................................................       363,986            370,257
                                                                                 ------------       ------------
Land and depreciable assets, less accumulated depreciation of
   $257,188 and $251,201, respectively.........................................       160,486            164,887
Deferred debt insurance costs..................................................         5,444              5,795
Excess of cost over fair value of net assets acquired - net....................       461,550            460,442
Other assets...................................................................        31,085             25,362
                                                                                 ------------       ------------
                                                                                 $  1,022,551       $  1,026,743
                                                                                 ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable.............................................................  $     83,159       $     80,501
  Accrued interest.............................................................        11,937              8,499
  Accrued salaries, wages and employee benefits................................        26,919             24,700
  Other accrued expenses.......................................................        32,889             29,995
  Current portion of long-term debt............................................        54,663             59,705
                                                                                 ------------       ------------

Total current liabilities......................................................       209,567            203,400
                                                                                 ------------       ------------

Long-term debt.................................................................       639,949            660,614
Deferred taxes and other liabilities...........................................        52,921             58,796

Shareholders' Equity:
  Common Stock.................................................................            42                 42
  Additional paid-in deficit...................................................      (280,122)          (280,224)
  Accumulated earnings.........................................................       459,289            442,096
  Accumulated other comprehensive loss.........................................       (59,095)           (57,981)
                                                                                 ------------       ------------

Total shareholders' equity.....................................................       120,114            103,933
                                                                                 ------------       ------------
                                                                                 $  1,022,551       $  1,026,743
                                                                                 ============       ============

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                       ----------------------------------
                                                                                            2002                 2001
                                                                                       -------------        -------------
Net sales.......................................................................       $     255,976        $     316,672

Costs and expenses:
  Cost of sales, excluding depreciation and amortization........................             170,735              199,501
  Depreciation and amortization expense.........................................               8,398                8,151
  Selling, general and administrative expense...................................              36,570               43,988
  Amortization of goodwill......................................................                   -                3,514
                                                                                       -------------        -------------

Operating income................................................................              40,273               61,518
Interest expense................................................................             (12,838)             (14,210)
Other expenses, net.............................................................              (1,186)              (1,938)
                                                                                       -------------        -------------

Income before income taxes......................................................              26,249               45,370
Provision for income taxes......................................................              (9,056)             (16,865)
                                                                                       -------------        -------------

Net income......................................................................       $      17,193        $      28,505
                                                                                       =============        =============

Net income per common share-Basic...............................................       $         .41        $         .68
                                                                                       =============        =============

  Average common shares outstanding.............................................          42,301,349           41,686,908
                                                                                       =============        =============

Net income per common share-Diluted.............................................       $         .40        $         .67
                                                                                       =============        =============

  Average common shares outstanding.............................................          43,442,356           42,720,779
                                                                                       =============        =============

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                      ACCUMULATED
                                                    ADDITIONAL                                           OTHER           TOTAL
                                       COMMON        PAID-IN       COMPREHENSIVE     ACCUMULATED     COMPREHENSIVE   SHAREHOLDERS'
                                        STOCK        DEFICIT          INCOME          EARNINGS            LOSS           EQUITY
                                      ---------     ----------     -------------     -----------     -------------   -------------
Beginning balance at December
  31, 2001..........................  $      42     $ (280,224)                      $   442,096     $     (57,981)  $    103,933

Comprehensive income:
  Net income........................                               $   [17,193]           17,193                           17,193
                                                                   -----------
  Other comprehensive loss,
    net of tax:
    Translation adjustments.........                                    (3,415)                             (3,415)        (3,415)
    Revaluation of interest rate
      derivatives...................                                     2,301                               2,301          2,301
                                                                   -----------
  Other comprehensive loss..........                                    (1,114)
                                                                   -----------

Comprehensive income................                               $   [16,079]
                                                                   ===========

Other adjustments...................                       102                                                                102
                                      ---------     ----------                       -----------     -------------   ------------

Ending balance at March 31, 2002....  $      42     $ (280,122)                      $   459,289     $     (59,095)  $    120,114
                                      =========     ==========                       ===========     =============   ============


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

                                                                                                      ACCUMULATED
                                                    ADDITIONAL                                           OTHER           TOTAL
                                       COMMON        PAID-IN       COMPREHENSIVE     ACCUMULATED     COMPREHENSIVE   SHAREHOLDERS'
                                        STOCK        DEFICIT          INCOME          EARNINGS            LOSS           EQUITY
                                      ---------     ----------     -------------     -----------     -------------   -------------
Beginning balance at December
  31, 2000..........................  $      42     $ (305,464)                      $   358,386     $     (23,730)  $     29,234

Comprehensive income:
  Net income........................                               $   [28,505]           28,505                           28,505
                                                                   -----------
  Other comprehensive loss,
    net of tax:
    Translation adjustments.........                                    (9,365)                             (9,365)        (9,365)
    Revaluation of interest rate
      derivatives...................                                    (4,836)                             (4,836)        (4,836)
                                                                   -----------
  Other comprehensive loss..........                                   (14,201)
                                                                   -----------

Comprehensive income................                               $   [14,304]
                                                                   ===========

Other adjustments...................                        60                                                                 60
                                      ---------     ----------                       -----------     -------------   ------------

Ending balance at March 31, 2001....  $      42     $ (305,404)                      $   386,891     $     (37,931)  $     43,598
                                      =========     ==========                       ===========     =============   ============

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                            2002           2001
                                                                                        ------------   ------------
Net income.........................................................................     $     17,193   $     28,505

Adjustments for cash from operations:
  Depreciation and amortization....................................................            8,398          8,151
  Amortization of goodwill.........................................................                -          3,514
  Amortization of deferred debt issuance costs.....................................              351            556
  Net change in non-cash components of working capital.............................           17,693         (3,472)
                                                                                        ------------   ------------

Cash flow provided by operations...................................................           43,635         37,254
                                                                                        ------------   ------------
Cash flow from investing activities:
  Capital additions, net...........................................................           (4,088)       (13,907)
  Investments in acquisitions......................................................          (11,950)        (3,523)
                                                                                        ------------   ------------

Cash flow used by investing activities.............................................          (16,038)       (17,430)
                                                                                        ------------   ------------
Cash flow from financing activities:
  Net change in borrowings under revolving credit facilities.......................          (18,875)         7,564
  Decrease in borrowings under Bank Agreement......................................           (5,000)       (30,000)
  Net change in receivables sold...................................................           (4,900)             -
                                                                                        ------------   ------------

Cash flow used by financing activities.............................................          (28,775)       (22,436)
                                                                                        ------------   ------------
Net change in cash and short-term cash investments.................................           (1,178)        (2,612)
Cash and short-term cash investments balance, beginning of period..................           27,975         24,585
                                                                                        ------------   ------------

Cash and short-term cash investments balance, end of period........................     $     26,797   $     21,973
                                                                                        ============   ============
Cash paid during the period for:
  Interest.........................................................................     $     11,282   $     12,362
  Income taxes, net of refunds.....................................................            2,785         20,344

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 2002 and December 31, 2001, and the related condensed consolidated statements of income and of changes in shareholders' equity and of cash flow for the three months ended March 31, 2002 and 2001 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report on Form 10-K.

NOTE 2--INVENTORIES

     Inventories consist of:

                                                                              MARCH 31,        DECEMBER 31,
                                                                                2002               2001
                                                                             -----------       ------------
                                                                             (UNAUDITED)
     Raw materials and supplies...........................................   $    33,753       $     35,808
     Work in process......................................................       114,780            119,627
     Finished goods.......................................................        52,966             52,881
                                                                             -----------       ------------
                                                                             $   201,499       $    208,316
                                                                             ===========       ============

NOTE 3--REPORTABLE BUSINESS SEGMENTS

     The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, goodwill and other intangible amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the three months ended March 31, 2002 and 2001 are as follows:

                                       INTERCONNECT PRODUCTS                CABLE
                                          AND ASSEMBLIES                   PRODUCTS                        TOTAL
                                    ---------------------------   ---------------------------   ---------------------------
                                        2002           2001           2002           2001           2002           2001
                                    ------------   ------------   ------------   ------------   ------------   ------------
Net sales
   -external.....................   $    210,333   $    248,027   $     45,643   $     68,645   $    255,976   $    316,672
   -intersegment.................            262            736          2,255          3,272          2,517          4,008
Segment operating income.........         33,492         52,692          8,159         15,292         41,651         67,984

     Reconciliation of segment operating income to consolidated income before taxes for the three months ended March 31, 2002 and 2001:

                                                                                     2002           2001
                                                                                 ------------   ------------
Segment operating income....................................................     $     41,651   $     67,984
Amortization of goodwill....................................................                -         (3,514)
Interest expense............................................................          (12,838)       (14,210)
Other net expenses..........................................................           (2,564)        (4,890)
                                                                                 ------------   ------------

Consolidated income before income taxes.....................................     $     26,249   $     45,370
                                                                                 ============   ============

NOTE 4--COMMITMENTS AND CONTINGENCIES

     In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

     Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At March 31, 2002, approximately $27,400 of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

     A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in July 2002 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Condensed Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At March 31, 2002 and December 31, 2001, approximately $69,300 and $74,200, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

NOTE 5--NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however, the standard does require evaluation for impairment and a corresponding writedown, if appropriate. FAS No. 142 requires an initial evaluation of impairment upon adoption. Such evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company's goodwill and other intangible assets.

Comparative information as if goodwill had not been amortized in the first quarter of 2001 is as follows:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ---------------------------
                                                                                    2002           2001
                                                                                ------------   ------------
Net income as reported......................................................    $     17,193   $     28,505
Add back: goodwill amortization.............................................               -          3,514
                                                                                ------------   ------------

Adjusted net income.........................................................    $     17,193   $     32,019
                                                                                ============   ============

Net income per common share - Basic:
Net income as reported......................................................    $       0.41   $       0.68
Goodwill amortization.......................................................               -           0.09
                                                                                ------------   ------------

Adjusted net income per share...............................................    $       0.41   $       0.77
                                                                                ============   ============

Net income per common share - Diluted:
Net income as reported......................................................    $       0.40   $       0.67
Goodwill amortization.......................................................               -           0.08
                                                                                ------------   ------------

Adjusted net income per share...............................................    $       0.40   $       0.75
                                                                                ============   ============

     Effective January 1, 2002, the Company adopted FAS No. 143, "Accounting for Asset Retirement Obligations" and FAS No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets". FAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. FAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. There was no effect to the Company's financial statements as a result of such adoption.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 2.    RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     Net sales decreased approximately 19% to $255,976 in the first quarter of 2002 compared to sales of $316,672 for the same period in 2001. The decrease is primarily attributable to decreased sales of interconnect and cable products for communications markets, and to a lesser extent decreased sales of interconnect products for industrial applications. Such decreases were partially offset by increased sales of interconnect products for aerospace and defense applications. Currency translation had the effect of decreasing sales in the first quarter of 2002 by approximately $5.3 million when compared to exchange rates for the 2001 period.

     The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 30% for the first quarter of 2002 compared to 34% for the 2001 period. The decrease in gross margin is generally attributable to the adverse effects of lower sales volume and a difficult pricing environment, particularly in communications markets, partially offset by cost reduction activities.

     Selling, general and administrative expenses as a percentage of net sales remained constant at approximately 14% for the first quarter 2002 compared to the 2001 period.

     Goodwill amortization expense was nil in the first quarter 2002 as a result of adoption of FAS No. 142; whereas goodwill amortization was $3,514 in the first quarter 2001.

     Interest expense for the first quarter of 2002 was $12,838 compared to $14,210 for the 2001 period. The decrease is attributable to lower average debt levels and lower interest rates.

     The provision for income taxes for the first quarter of 2002 was at an effective rate of 35% compared to 37% in the 2001 period. For the first quarter 2001, the effective tax rate, excluding non-deductible goodwill amortization, was 35%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $43,635 in the first quarter of 2002 compared to $37,254 in the 2001 period. The increase in cash flow relates primarily to a net decrease in non-cash components of working capital offset in part by a decrease in net income.

     For the first quarter of 2002, cash from operating activities was used to repay $23,875 in bank debt, and to fund capital expenditures of $4,088, and acquisitions of $11,950. In addition, cash from operating activities was used to fund a reduction in sales of receivables of $4,900. In the 2001 period, cash from operating activities and borrowings under the revolving credit facility were used to fund capital expenditures of $13,907, and acquisitions of $3,523, and to repay $30,000 of bank debt.

     The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, encompassing a Tranche A and B, and a $150 million revolving credit facility. At March 31, 2002 the Tranche A had a balance of $237.7 million and matures over the period 2002 to 2004, and the Tranche B had a balance of $284.5 million and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at March 31, 2002 was $142.3 million, after reduction of

$7.7 million for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock.

     The Company has entered into interest rate swap agreements that effectively fixed the Company's interest cost on $450 million of borrowings under the Bank Agreement. These agreements expire in 2002.

     The Company's EBITDA, as defined in the Bank Agreement was $49.3 million and $77.3 million for the three months ended March 31, 2002 and 2001, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

     The Company's primary ongoing cash requirements will be for operating and capital expenditures, product development activities and debt service. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on its 9 7/8% Senior Subordinated Notes due 2007.

     The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its common stock. The Company expects that ongoing requirements for operating and capital expenditures, product development activities and debt service will be funded by internally-generated cash flow and availability under the Company's revolving credit facility. The Company may also use cash to fund part or all of the cost of future acquisitions.

ENVIRONMENTAL MATTERS

     Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At March 31, 2002, approximately $27.4 million of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

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

SAFE HARBOR STATEMENT

     Statements in this report that are not historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 2001 Annual Report on Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in its 2001 Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to the Company's 2001 Annual Report on Form 10-K, (the "10-K").

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

3.1 Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation) (filed as Exhibit
        3.1 to the June 30, 1997 10-Q).**

3.2 By-Laws of the Company as of May 19, 1997-NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).**

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

10.4 2000 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 1999 10- K).**

10.5 2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10-K).**

10.6 2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).**

10.7 Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).**

10.8 Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).**

10.9 LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).**

10.10 Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).**

10.11   Amphenol Corporation Directors' Deferred Compensation Plan (filed as
        Exhibit 10.11 to the December 31, 1997 10-K).**

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

10.23 First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).**

10.24 Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).**

10.25 Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).**

10.26 Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).**

10.27 Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).**

10.28 Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).**

10.29 First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).**

10.30 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).**

10.31 Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).**

10.32 Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).**

10.33 Management Stockholders' Agreement entered into as of June 5, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2001 10-K).**

10.34 Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).**

10.35 Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).**

10.36   Non-Qualified Stock Option Agreement between the Company and Timothy
        F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).**

-----------------
*       Filed herewith
**      Previously filed

(b)     Reports filed on Form 8-K

     There were no reports on Form 8-K filed for or during the first quarter ended March 31, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMPHENOL CORPORATION


                                      By:   /s/ EDWARD G. JEPSEN
                                          --------------------------------------
                                                    Edward G. Jepsen
                                                EXECUTIVE VICE PRESIDENT
                                               AND CHIEF FINANCIAL OFFICER

DATE: MAY 15, 2002