Form 10-Q
period 2002-06-30
AMPHENOL CORP /DE/
filed 2002-08-14
CIK 820313

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                Yes /X/  No / /

    As of July 31, 2002, the total number of shares outstanding of Class A Common Stock was 42,514,169.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AMPHENOL CORPORATION
                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                             PAGE
                                                                           --------
Part I       Financial Information.......................................         3

  Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheet June 30, 2002 and
               December 31, 2001.........................................         3

             Condensed Consolidated Statement of Income three and six
               months ended June 30, 2002 and 2001.......................         4

             Condensed Consolidated Statement of Changes in Shareholders'
               Equity six months ended June 30, 2002.....................         5

             Condensed Consolidated Statement of Changes in Shareholders'
               Equity six months ended June 30, 2001.....................         6

             Condensed Consolidated Statement of Cash Flow six months
               ended June 30, 2002 and 2001..............................         7

             Notes to Condensed Consolidated Financial Statements........         8

  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................        11

  Item 3.    Quantitative and Qualitative Disclosures About Market
               Risk......................................................        13

Part II      Other Information...........................................        14

  Item 1.    Legal Proceedings...........................................        14

  Item 2.    Changes in Securities.......................................        14

  Item 3.    Defaults upon Senior Securities.............................        14

  Item 4.    Submission of Matters to a Vote of Security-Holders.........        14

  Item 5.    Other Information...........................................        14

  Item 6.    Exhibits and Reports on Form 8-K............................        14

Signatures...............................................................        18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS

Current Assets:
  Cash and short-term cash investments......................  $   19,238     $   27,975
  Accounts receivable, less allowance for doubtful accounts
    of $6,696 and $5,191, respectively......................     132,980        113,370
  Inventories...............................................     206,224        208,316
  Prepaid expenses and other assets.........................      17,904         20,596
                                                              ----------     ----------
Total current assets........................................     376,346        370,257
                                                              ----------     ----------
Land and depreciable assets, less accumulated depreciation
  of $274,417 and $251,201, respectively....................     165,774        164,887
Deferred debt issuance costs................................       5,091          5,795
Excess of cost over fair value of net assets acquired.......     470,262        460,442
Other assets................................................      20,486         25,362
                                                              ----------     ----------
                                                              $1,037,959     $1,026,743
                                                              ==========     ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $   85,564     $   80,501
  Accrued interest..........................................       8,615          8,499
  Accrued salaries, wages and employee benefits.............      28,766         24,700
  Other accrued expenses....................................      35,366         29,995
  Current portion of long-term debt.........................      83,475         59,705
                                                              ----------     ----------
Total current liabilities...................................     241,786        203,400
                                                              ----------     ----------
Long-term debt..............................................     585,860        660,614
Deferred taxes and other liabilities........................      51,837         58,796

Shareholders' Equity:
  Common Stock..............................................          43             42
  Additional paid-in deficit................................    (275,641)      (280,224)
  Accumulated earnings......................................     479,292        442,096
  Accumulated other comprehensive loss......................     (45,218)       (57,981)
                                                              ----------     ----------
    Total shareholders' equity..............................     158,476        103,933
                                                              ----------     ----------
                                                              $1,037,959     $1,026,743
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               ----------------------------   -------------------------
                                                  2002             2001          2002          2001
                                               -----------      -----------   -----------   -----------
Net sales....................................  $  270,865       $  274,146    $  526,841    $  590,818
Costs and expenses:
  Cost of sales, excluding depreciation and
    amortization.............................     178,485          172,171       349,220       371,672
  Depreciation and amortization expense......       8,542            8,014        16,940        16,165
  Selling, general and administrative
    expense..................................      38,806           38,814        75,376        82,802
  Amortization of goodwill...................          --            3,526            --         7,040
                                               ----------       ----------    ----------    ----------
Operating income.............................      45,032           51,621        85,305       113,139
Interest expense.............................     (12,858)         (14,109)      (25,696)      (28,319)
Other expenses, net..........................      (1,635)          (1,248)       (2,821)       (3,186)
                                               ----------       ----------    ----------    ----------
Income before income taxes...................      30,539           36,264        56,788        81,634
Provision for income taxes...................     (10,536)         (13,728)      (19,592)      (30,593)
                                               ----------       ----------    ----------    ----------
Net income...................................  $   20,003       $   22,536    $   37,196    $   51,041
                                               ==========       ==========    ==========    ==========
Net income per common share--Basic...........  $      .47       $      .54    $      .88    $     1.22
                                               ==========       ==========    ==========    ==========
  Average common shares outstanding--Basic...  42,394,252       41,688,814    42,348,057    41,687,867
                                               ==========       ==========    ==========    ==========
Net income per common share--Diluted.........  $      .46       $      .53    $      .86    $     1.19
                                               ==========       ==========    ==========    ==========
  Average common shares
    outstanding--Diluted.....................  43,454,235       42,788,939    43,448,329    42,755,047
                                               ==========       ==========    ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                           ADDITIONAL                                     OTHER           TOTAL
                                 COMMON     PAID-IN     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT        INCOME        EARNINGS         LOSS           EQUITY
                                --------   ----------   -------------   -----------   -------------   -------------
Beginning balance at
  December 31, 2001...........    $ 42     $(280,224)                     $442,096       $(57,981)      $103,933
Comprehensive income:
  Net income..................                             $[37,196]        37,196                        37,196
                                                           --------
  Other comprehensive income,
    net of tax:
    Translation adjustments...                                8,233                         8,233          8,233
    Revaluation of interest
      rate derivatives........                                4,530                         4,530          4,530
                                                           --------
  Other comprehensive income..                             $ 12,763
                                                           --------
Comprehensive income..........                             $[49,959]
                                                           ========
Exercise of stock options,
  including tax benefit.......       1         4,522                                                       4,523
Other adjustments.............                    61                                                          61
                                  ----     ---------                      --------       --------       --------
Ending balance at June 30,
  2002........................    $ 43     $(275,641)                     $479,292       $(45,218)      $158,476
                                  ====     =========                      ========       ========       ========

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

                                                                                ACCUMULATED
                                    ADDITIONAL                                     OTHER           TOTAL
                          COMMON     PAID-IN     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                          STOCK      DEFICIT        INCOME        EARNINGS         LOSS           EQUITY
                         --------   ----------   -------------   -----------   -------------   -------------
Beginning balance at
  December 31, 2000....    $42      $(305,464)                     $358,386       $(23,730)      $ 29,234
Comprehensive income:
  Net income...........                             $[51,041]        51,041                        51,041
                                                    --------
  Other comprehensive
    loss, net of tax:
    Translation
      adjustments......                              (10,497)                      (10,497)       (10,497)
    Revaluation of
      interest rate
      derivatives......                               (5,251)                       (5,251)        (5,251)
                                                    --------
  Other comprehensive
    loss...............                              (15,748)
                                                    --------
Comprehensive income...                             $[35,293]
                                                    ========
Other adjustments......                   120                                                         120
                           ---      ---------                      --------       --------       --------
Ending balance at
  June 30, 2001........    $42      $(305,344)                     $409,427       $(39,478)      $ 64,647
                           ===      =========                      ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net income..................................................  $37,196    $51,041

Adjustments for cash from operations:
  Depreciation and amortization.............................   16,940     16,165
  Amortization of goodwill..................................       --      7,040
  Amortization of deferred debt issuance costs..............      704      1,115
  Net change in non-cash components of working capital......   18,983    (30,338)
                                                              -------    -------
Cash flow provided by operations............................   73,823     45,023
                                                              -------    -------
Cash flow from investing activities:
  Capital additions, net....................................   (7,948)   (22,501)
  Investments in acquisitions...............................  (11,939)   (29,773)
                                                              -------    -------
Cash flow used by investing activities......................  (19,887)   (52,274)
                                                              -------    -------
Cash flow from financing activities:
  Net change in borrowings under revolving credit
    facilities..............................................    2,873     53,501
  Decrease in borrowings under Bank Agreement...............  (58,205)   (30,000)
  Net change in receivables sold............................  (10,300)   (23,700)
  Proceeds from exercise of stock options...................    2,959         --
                                                              -------    -------
Cash used by financing activities...........................  (62,673)      (199)
                                                              -------    -------
Net change in cash and short-term cash investments..........   (8,737)    (7,450)
Cash and short-term cash investments balance, beginning of
  period....................................................   27,975     24,585
                                                              -------    -------
Cash and short-term cash investments balance, end of
  period....................................................  $19,238    $17,135
                                                              =======    =======
Cash paid during the period for:
  Interest..................................................  $27,109    $29,233
  Income taxes paid, net of refunds.........................   13,590     40,972

     See accompanying notes to condensed consolidated financial statements.

                              AMPHENOL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 30, 2002 and December 31, 2001, and the related condensed consolidated statements of income for the three and six months ended June 30, 2002 and 2001 and of changes in shareholders' equity and of cash flow for the six months ended June 30, 2002 and 2001 include the accounts of Amphenol Corporation (the "Company") and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report on Form 10-K.

NOTE 2--INVENTORIES

    Inventories consist of:

                                                        JUNE 30,     DECEMBER 31,
                                                          2002           2001
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials and supplies...........................    $ 40,786      $ 35,808
Work in process......................................     109,429       119,627
Finished goods.......................................      56,009        52,881
                                                         --------      --------
                                                         $206,224      $208,316
                                                         ========      ========

NOTE 3--REPORTABLE BUSINESS SEGMENTS (UNAUDITED)

    The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment primarily produces coaxial and flat ribbon cable mainly for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the three months ended June 30, 2002 and 2001 are as follows:

                                   INTERCONNECT PRODUCTS
                                      AND ASSEMBLIES         CABLE PRODUCTS             TOTAL
                                   ---------------------   -------------------   -------------------
                                     2002        2001        2002       2001       2002       2001
                                   ---------   ---------   --------   --------   --------   --------
Net sales
  -external......................  $225,756    $225,640    $45,109    $48,506    $270,865   $274,146
  -intersegment..................       478         137      1,907      1,597       2,385      1,734
Segment operating income.........    38,088      47,838      7,840      9,945      45,928     57,783

                              AMPHENOL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

NOTE 3--REPORTABLE BUSINESS SEGMENTS (UNAUDITED) (CONTINUED)
    The segment results for the six months ended June 30, 2002 and 2001 are as follows:

                                  INTERCONNECT PRODUCTS
                                     AND ASSEMBLIES         CABLE PRODUCTS             TOTAL
                                  ---------------------   -------------------   -------------------
                                    2002        2001        2002       2001       2002       2001
                                  ---------   ---------   --------   --------   --------   --------
Net sales
  -external.....................  $436,089    $473,667    $90,752    $117,151   $526,841   $590,818
  -intersegment.................       740         873      4,162       4,869      4,902      5,742
Segment operating income........    71,580     100,530     15,999      25,237     87,579    125,767

    Reconciliation of segment operating income to consolidated income before taxes for the second quarter and six months ended June 30, 2002 and 2001:

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2002       2001       2002       2001
                                                         --------   --------   --------   --------
Segment operating income...............................  $45,928    $57,783    $87,579    $125,767
Amortization of goodwill...............................       --     (3,526)        --      (7,040)
Interest expense.......................................  (12,858)   (14,109)   (25,696)    (28,319)
Other net expenses.....................................   (2,531)    (3,884)    (5,095)     (8,774)
                                                         -------    -------    -------    --------
Consolidated income before income taxes................  $30,539    $36,264    $56,788    $ 81,634
                                                         =======    =======    =======    ========

NOTE 4--COMMITMENTS AND CONTINGENCIES

    In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

    Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At June 30, 2002, approximately $27,600 of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

    A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in July 2003 with respect to an additional $25,000 of accounts receivable. Under the terms of the

                              AMPHENOL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

NOTE 4--COMMITMENTS AND CONTINGENCIES (CONTINUED) agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Condensed Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At June 30, 2002 and December 31, 2001, approximately $63,900 and $74,200, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

NOTE 5--NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however, the standard does require evaluation for impairment and a corresponding write down, if appropriate. FAS No. 142 requires an initial evaluation of impairment upon adoption. Such evaluation was performed as of January 1, 2002 resulting in the conclusion that there was no impairment in the value of the Company's goodwill and other intangible assets.

    Pro forma information as if goodwill had not been amortized in the second quarter and six months of 2001 is as follows:

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                   JUNE 30,            JUNE 30,
                                                                     2001                2001
                                                              ------------------   ----------------
Net income as reported......................................       $22,536             $51,041
Add back: goodwill amortization.............................         3,526               7,040
                                                                   -------             -------
Adjusted net income.........................................       $26,062             $58,081
                                                                   =======             =======
Net income per common share--Basic:
Net income as reported......................................       $  0.54             $  1.22
Goodwill amortization.......................................          0.09                 .17
                                                                   -------             -------
Adjusted net income per share...............................       $  0.63             $  1.39
                                                                   =======             =======
Net income per common share--Diluted:
Net income as reported......................................       $  0.53             $  1.19
Goodwill amortization.......................................          0.08                 .17
                                                                   -------             -------
Adjusted net income per share...............................       $  0.61             $  1.36
                                                                   =======             =======

    Effective January 1, 2002, the Company adopted FAS No. 143, "Accounting for Asset Retirement Obligations" and FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. FAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. There was no effect to the Company's financial statements as a result of such adoption.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 2. RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE QUARTER AND SIX
  MONTHS ENDED JUNE 30, 2001

    Net sales for the second quarter of 2002 decreased approximately 1% to $270,865 compared to sales of $274,146 for the same period in 2001. Net sales for the six months of 2002 decreased approximately 11% to $526,841 compared to sales of $590,818 for the same period in 2001. The decrease in sales for the second quarter and six months of 2002 is primarily attributable to decreased sales of interconnect and cable products for communications markets, and to a lesser extent decreased sales of interconnect products for industrial applications. Such decreases were partially offset by increased sales of interconnect products for aerospace and defense applications. Currency translation had the effect of increasing sales by approximately $3.3 million in the second quarter of 2002 and of reducing sales by approximately $2.0 million for the six month 2002 period when compared to exchange rates for the comparable 2001 periods.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 31% for the second quarter and six months of 2002 compared to 34% for the same periods in 2001. The decrease in gross profit margin is generally attributable to the adverse effects of lower sales volume and a difficult pricing environment, particularly in the communications markets, partially offset by cost reduction activities.

    Selling, general and administrative expenses as a percentage of net sales remained relatively constant at approximately 14% for the second quarter and six months 2002 and 2001.

    Goodwill amortization expense was nil in both the second quarter and six months 2002, as a result of adopting FAS No. 142; whereas goodwill amortization was $3,526 and $7,040 in the second quarter and six months of 2001, respectively.

    Interest expense for the second quarter and six months of 2002 decreased to $12,858 and $25,696 compared to $14,109 and $28,319 for the 2001 periods, respectively. The decrease in both periods is attributable to lower average debt levels and lower interest rates.

    The provision for income taxes for the six months of 2002 was at an effective rate of 35% compared to 37% in the 2001 period. For the six months of 2001, the effective tax rate, excluding non-deductible goodwill amortization, was 35%.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $73,823 in the six months of 2002 compared to $45,023 in the 2001 period. The increase in cash flow relates primarily to a net decrease in non-cash components of working capital offset in part by a decrease in net income.

    For the six months of 2002, cash from operating activities was used to repay $55,332 in bank debt, and to fund capital expenditures of $7,948 and acquisitions of $11,939. In addition, cash from operating activities was used to fund a reduction in sales of receivables of $10,300. In the 2001 period, cash from operating activities and borrowings under the revolving credit facility were used to fund capital expenditures of $22,501, acquisitions of $29,773, to repay $30,000 of bank debt and fund a reduction in sales of receivables of $23,700.

    The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, encompassing a Tranche A and B, and a $150 million revolving credit facility. At June 30, 2002 the

Tranche A had a balance of $184.5 million and matures over the period 2002 to 2004, and the Tranche B had a balance of $284.5 million and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at June 30, 2002 was $116.8 million, after reduction of $7.2 million for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of the direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock.

    The Company has entered into an interest swap agreement that effectively fixes the Company's interest cost on $300,000 of borrowings under the Bank Agreement. This agreement expires in October 2002.

    The Company's EBITDA, as defined in the Bank Agreement was $102.7 million and $144.8 million for the six months ended June 30, 2002 and 2001, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

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

ENVIRONMENTAL MATTERS

    Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At June 30, 2002, approximately $27.6 million of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Reference is made to the Company's 2001 Annual Report on Form 10-K (the "10-K").

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    (a) The Annual Meeting of Stockholders was held on Wednesday, May 22, 2002.

    (b) Not applicable.

    (c) The following matters were submitted to and approved by the stockholders at the Annual Meeting of Stockholders:

        (i) The election of three directors, Scott C. Nuttall, George R. Roberts and Dean H. Secord for a three year term expiring in the year 2005. For Scott C. Nuttall, the votes were cast as follows:
            For--39,771,336, Against--455,290; Abstentions--0. For George R. Roberts, the votes were cast as follows: For--39,173,838, Against--1,052,788; Abstentions--0. For Dean H. Secord, the votes were cast as follows: For--39,943,273, Against--283,353; Abstentions--0.

        (ii) Ratification of Deloitte & Touche LLP as independent accountants of the Company. The votes were cast as follows: For--39,828,134, Against--395,649; Abstentions--2,843.

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

        10.25           Third Amendment to Amended and Restated Receivables Purchase
                        Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10Q).**

        10.26           Fourth Amendment to Amended and Restated Receivables
                        Purchase Agreement dated as of September 30, 2001 (filed as
                        Exhibit 10.28 to the September 30, 2001 10Q).**

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

        10.30           2000 Stock Purchase and Option Plan for Key Employees of
                        Amphenol and Subsidiaries (filed as Exhibit 10.30 to the
                        June 30, 2001 10Q).**

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

        99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

        99.2            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------------------

*   Filed herewith

**  Previously filed

(b) Reports filed on Form 8-K

    There were no reports on Form 8-K filed for or during the second quarter ended June 30, 2002.

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

DATE:  August 14, 2002