Form 10-Q
period 2002-09-30
AMPHENOL CORP /DE/
filed 2002-11-14
CIK 820313

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
 (State or other jurisdiction of            (I.R.S. Employer Identification
  Incorporation or organization)                        Number)

                                358 HALL AVENUE
                         WALLINGFORD, CONNECTICUT 06492
                                  203-265-8900
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 31, 2002, the total number of shares outstanding of Class A Common Stock was 42,533,344.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AMPHENOL CORPORATION
                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                                  PAGE
                                                                                --------
Part I            Financial Information

      Item 1.     Financial Statements:

                                                                                    3
                  Condensed Consolidated Balance Sheet September 30, 2002 and
                  December 31, 2001...........................................

                                                                                    4
                  Consolidated Statement of Income three and nine months ended
                  September 30, 2002 and 2001.................................

                                                                                    5
                  Consolidated Statement of Changes in Shareholders' Equity
                  nine months ended September 30, 2002........................

                                                                                    6
                  Consolidated Statement of Changes in Shareholders' Equity
                  nine months ended September 30, 2001........................

                                                                                    7
                  Condensed Consolidated Statement of Cash Flow nine months
                  ended September 30, 2002 and 2001...........................

                                                                                    8
                  Notes to Consolidated Financial Statements..................

      Item 2.     Management's Discussion and Analysis of Financial Condition      12
                  and
                  Results of Operations.......................................

      Item 3.     Quantitative and Qualitative Disclosures About Market            14
                  Risk........................................................

      Item 4.     Controls and Procedures.....................................     14

Part II           Other Information

      Item 1.     Legal Proceedings...........................................     15

      Item 2.     Changes in Securities.......................................     15

      Item 3.     Defaults upon Senior Securities.............................     15

      Item 4.     Submission of Matters to a Vote of Security-Holders.........     15

      Item 5.     Other Information...........................................     15

      Item 6.     Exhibits and Reports on Form 8-K............................     15

Signatures....................................................................     18

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002......     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMPHENOL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                  ASSETS
Current Assets:
  Cash and short-term cash investments......................   $   25,204      $   27,975
  Accounts receivable, less allowance for doubtful accounts
    of $7,378 and $5,191, respectively......................      129,128         113,370
  Inventories...............................................      197,078         208,316
  Prepaid expenses and other assets.........................       18,817          20,596
                                                               ----------      ----------
Total current assets........................................      370,227         370,257
                                                               ----------      ----------
Land and depreciable assets, less accumulated depreciation
  of $271,655 and $251,201, respectively....................      158,299         164,887
Deferred debt issuance costs................................        4,737           5,795
Goodwill....................................................      474,234         460,442
Other assets................................................       21,139          25,362
                                                               ----------      ----------
                                                               $1,028,636      $1,026,743
                                                               ==========      ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $   83,185      $   80,501
  Accrued interest..........................................       10,617           8,499
  Accrued salaries, wages and employee benefits.............       28,193          24,700
  Other accrued expenses....................................       39,249          29,995
  Current portion of long-term debt.........................       83,373          59,705
                                                               ----------      ----------
Total current liabilities...................................      244,617         203,400
                                                               ----------      ----------
Long-term debt..............................................      557,316         660,614
Deferred taxes and other liabilities........................       47,807          58,796
Shareholders' Equity:
  Common stock..............................................           43              42
  Additional paid-in deficit................................     (275,082)       (280,224)
  Accumulated earnings......................................      499,958         442,096
  Accumulated other comprehensive loss......................      (46,023)        (57,981)
                                                               ----------      ----------
    Total shareholders' equity..............................      178,896         103,933
                                                               ----------      ----------
                                                               $1,028,636      $1,026,743
                                                               ==========      ==========

          See accompanying notes to consolidated financial statements.

                              AMPHENOL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2002         2001         2002         2001
                                                ----------   ----------   ----------   ----------
Net sales.....................................  $  268,115   $  252,581   $  794,956   $  843,399
Costs and expenses:
  Cost of sales, excluding depreciation and
    amortization..............................     176,063      161,659      525,283      533,331
  Depreciation and amortization expense.......       9,072        8,302       26,012       24,467
  Selling, general and administrative
    expense...................................      38,780       36,398      114,156      119,200
  Amortization of goodwill....................          --        3,648           --       10,688
                                                ----------   ----------   ----------   ----------
Operating income..............................      44,200       42,574      129,505      155,713
Interest expense..............................     (11,482)     (14,042)     (37,178)     (42,361)
Other expenses, net...........................      (1,167)      (1,218)      (3,988)      (4,404)
                                                ----------   ----------   ----------   ----------
Income before income taxes....................      31,551       27,314       88,339      108,948
Provision for income taxes....................     (10,885)     (10,681)     (30,477)     (41,274)
                                                ----------   ----------   ----------   ----------
Net income....................................  $   20,666   $   16,633   $   57,862   $   67,674
                                                ==========   ==========   ==========   ==========
Net income per common share-Basic.............  $      .49   $      .40   $     1.36   $     1.62
                                                ==========   ==========   ==========   ==========
Average common shares outstanding--Basic......  42,525,620   42,000,308   42,407,895   41,793,158
                                                ==========   ==========   ==========   ==========
Net income per common share--Diluted..........  $      .48   $      .39   $     1.33   $     1.58
                                                ==========   ==========   ==========   ==========
Average common shares outstanding--Diluted....  43,420,506   43,031,178   43,438,952   42,848,102
                                                ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                              AMPHENOL CORPORATION
                       CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                           ADDITIONAL                                     OTHER           TOTAL
                                 COMMON     PAID-IN     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT        INCOME        EARNINGS         LOSS           EQUITY
                                --------   ----------   -------------   -----------   -------------   -------------
Beginning balance at
  December 31, 2001...........    $42      $(280,224)                     $442,096       $(57,981)      $103,933
Comprehensive income:
  Net income..................                            $ [57,862]        57,862                        57,862
                                                          ---------
  Other comprehensive income,
    net of tax:
      Translation
        adjustments...........                                4,854                         4,854          4,854
      Revaluation of interest
        rate derivatives......                                7,104                         7,104          7,104
                                                          ---------
  Other comprehensive income..                               11,958
                                                          ---------
Comprehensive income..........                            $ [69,820]
                                                          =========
Exercise of stock options,
  including tax benefit.......      1          5,021                                                       5,022
Other adjustments.............                   121                                                         121
                                  ---      ---------                      --------       --------       --------
Ending balance at
  September 30, 2002              $43      $(275,082)                     $499,958       $(46,023)      $178,896
                                  ===      =========                      ========       ========       ========

                              AMPHENOL CORPORATION
                       CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                           ADDITIONAL                                     OTHER           TOTAL
                                 COMMON     PAID-IN     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                 STOCK      DEFICIT        INCOME        EARNINGS         LOSS           EQUITY
                                --------   ----------   -------------   -----------   -------------   -------------
Beginning balance at
  December 31, 2000...........    $42      $(305,464)                     $358,386       $(23,730)      $ 29,234
Comprehensive income:
  Net income..................                            $ [67,674]        67,674                        67,674
                                                          ---------
  Other comprehensive loss,
    net of tax:
    Translation adjustments...                               (7,143)                       (7,143)        (7,143)
    Revaluation of interest
      rate derivatives........                               (5,251)                       (5,251)        (5,251)
                                                          ---------
    Other comprehensive
      loss....................                              (12,394)
                                                          ---------
Comprehensive income..........                            $ [55,280]
                                                          =========
Issuance of 606,796 shares of
  common stock related to
  acquisition.................                25,000                                                      25,000
Other adjustments.............                   180                                                         180
                                  ---      ---------                      --------       --------       --------
Ending balance at
  September 30, 2001              $42      $(280,284)                     $426,060       $(36,124)      $109,694
                                  ===      =========                      ========       ========       ========

          See accompanying notes to consolidated financial statements.

                              AMPHENOL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net income..................................................  $ 57,862   $ 67,674
Adjustments for cash from operations:
  Depreciation and amortization.............................    26,012     24,467
  Amortization of goodwill..................................        --     10,688
  Amortization of deferred debt issuance costs..............     1,058      1,675
  Net change in non-cash components of working capital......    28,039    (22,314)
                                                              --------   --------
Cash flow provided by operations............................   112,971     82,190
                                                              --------   --------
Cash flow from investing activities:
  Capital additions, net....................................   (13,848)   (28,397)
  Investments in acquisitions...............................   (13,996)   (57,822)
                                                              --------   --------
Cash flow used by investing activities......................   (27,844)   (86,219)
                                                              --------   --------
Cash flow from financing activities:
  Net change in borrowings under revolving credit
    facilities..............................................   (25,215)    52,793
  Decrease in borrowings under Bank Agreement...............   (58,205)   (30,000)
  Net change in receivables sold............................    (9,500)   (20,600)
  Proceeds from exercise of stock options...................     5,022         --
                                                              --------   --------
Cash flow (used by) provided by financing activities........   (87,898)     2,193
                                                              --------   --------
Net change in cash and short-term cash investments..........    (2,771)    (1,836)
Cash and short-term cash investments balance, beginning of
  period....................................................    27,975     24,585
                                                              --------   --------
Cash and short-term cash investments balance, end of
  period....................................................  $ 25,204   $ 22,749
                                                              ========   ========
Cash paid during the period for:
  Interest..................................................  $ 36,234   $ 39,237
  Income taxes paid, net of refunds.........................    22,288     44,665

          See accompanying notes to consolidated financial statements.

                              AMPHENOL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of September 30, 2002 and December 31, 2001, and the related consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 and the consolidated statements of changes in shareholders' equity and the condensed consolidated statement of cash flow for the nine months ended September 30, 2002 and 2001 include the accounts of Amphenol Corporation (the "Company") and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report on Form 10-K.

NOTE 2--INVENTORIES

    Inventories consist of:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2002            2001
                                                      -------------   ------------
                                                       (UNAUDITED)
Raw materials and supplies..........................    $ 38,416        $ 35,808
Work in process.....................................     105,771         119,627
Finished goods......................................      52,891          52,881
                                                        --------        --------
                                                        $197,078        $208,316
                                                        ========        ========

NOTE 3--REPORTABLE BUSINESS SEGMENTS (UNAUDITED)

    The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces interconnect products and assemblies, primarily for the communications, aerospace, industrial and automotive markets. The cable products segment primarily produces coaxial and flat ribbon cable mainly for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, amortization expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the three months ended September 30, 2002 and 2001 are as follows:

                                           INTERCONNECT PRODUCTS
                                              AND ASSEMBLIES         CABLE PRODUCTS             TOTAL
                                           ---------------------   -------------------   -------------------
                                             2002        2001        2002       2001       2002       2001
                                           ---------   ---------   --------   --------   --------   --------
Net sales................................
  --external.............................  $227,354    $212,523    $40,761    $40,058    $268,115   $252,581
  --intersegment.........................       580         213      2,368      1,007       2,948      1,220
Segment operating income.................    40,733      40,910      5,702      6,407      46,435     47,317

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--REPORTABLE BUSINESS SEGMENTS (UNAUDITED) (CONTINUED)
    The segment results for the nine months ended September 30, 2002 and 2001 are as follows:

                                            INTERCONNECT PRODUCTS
                                                     AND
                                                 ASSEMBLIES           CABLE PRODUCTS             TOTAL
                                            ---------------------   -------------------   -------------------
                                              2002        2001        2002       2001       2002       2001
                                            ---------   ---------   --------   --------   --------   --------
Net sales
  --external..............................  $663,443    $686,190    $131,513   $157,209   $794,956   $843,399
  --intersegment..........................     1,320       1,086       6,530      5,876      7,850      6,962
Segment operating income..................   112,313     141,440      21,701     31,644    134,014    173,084

    Reconciliation of segment operating income to consolidated income before taxes for the third quarter and nine months ended September 30, 2002 and 2001:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Segment operating income.............................  $ 46,435   $ 47,317   $134,014   $173,084
Amortization of goodwill.............................        --     (3,648)        --    (10,688)
Interest expense.....................................   (11,482)   (14,042)   (37,178)   (42,361)
Other net expenses...................................    (3,402)    (2,313)    (8,497)   (11,087)
                                                       --------   --------   --------   --------
Consolidated income before income taxes..............  $ 31,551   $ 27,314   $ 88,339   $108,948
                                                       ========   ========   ========   ========

NOTE 4--COMMITMENTS AND CONTINGENCIES

    In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

    Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At September 30, 2002, approximately $28,000 of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

                              AMPHENOL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in July 2003 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At September 30, 2002 and December 31, 2001, approximately $64,700 and $74,200, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

NOTE 5--NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however, the standard does require evaluation for impairment and a corresponding write down, if appropriate. FAS No. 142 requires an initial evaluation of impairment upon adoption and annual evaluations thereafter. Such evaluations were performed as of January 1, 2002 and June 30, 2002, resulting in the conclusions that there was no impairment in the value of the Company's goodwill and other intangible assets.

    Pro forma information as if goodwill had not been amortized for the third quarter and nine months of 2001 is as follows:

                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                   2001                2001
                                                            ------------------   -----------------
Net income as reported....................................       $16,633              $67,674
Add back: goodwill amortization...........................         3,648               10,688
                                                                 -------              -------
Adjusted net income.......................................       $20,281              $78,362
                                                                 =======              =======
Net income per common share--Basic:
Net income as reported....................................       $  0.40              $  1.62
Goodwill amortization.....................................          0.08                  .25
                                                                 -------              -------
Adjusted net income per share.............................       $  0.48              $  1.87
                                                                 =======              =======
Net income per common share--Diluted:
Net income as reported....................................       $  0.39              $  1.58
Goodwill amortization.....................................          0.08                  .25
                                                                 -------              -------
Adjusted net income per share.............................       $  0.47              $  1.83
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

    In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. The statement is effective beginning January 1, 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ITEM 2. RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER AND
  NINE MONTHS ENDED SEPTEMBER 30, 2001

    Net sales for the third quarter of 2002 increased approximately 6% to $268,115 compared to sales of $252,581 for the same period in 2001. Net sales for the nine months of 2002 decreased approximately 6% to $794,956 compared to sales of $843,399 for the same period in 2001. The increase in sales for the third quarter of 2002 is attributable to increased sales of interconnect and cable products in all of the Company's major markets of military/aerospace, industrial/automotive, and communications. The decrease in sales for the nine months of 2002 is attributable to decreased sales of interconnect and cable products for communications markets, and to a lesser extent decreased sales of interconnect products for industrial applications. Such decreases were partially offset by increased sales of interconnect products for aerospace and defense applications. Currency translation had the effect of increasing sales by approximately $7.7 million and $5.7 million in the third quarter and nine month period of 2002, respectively, when compared to exchange rates for the comparable 2001 periods.

    The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 31% for the third quarter and nine months of 2002 compared to 33% and 34%, respectively, for the same periods in 2001. The decrease in gross profit margin is generally attributable to product mix and market conditions, particularly in the communications markets, partially offset by cost reduction activities, and for the nine month period, to the adverse effects of lower sales volume.

    Selling, general and administrative expenses as a percentage of net sales remained relatively constant at approximately 14% for the third quarter and nine months 2002 and 2001.

    Goodwill amortization expense was nil in both the third quarter and nine months of 2002, as a result of adopting FAS No. 142; whereas goodwill amortization was $3,648 and $10,688 in the third quarter and nine months of 2001, respectively.

    Interest expense for the third quarter and nine months of 2002 decreased to $11,482 and $37,178 compared to $14,042 and $42,361 for the 2001 periods, respectively. The decrease in both periods is attributable to lower average debt levels and lower interest rates.

    The provision for income taxes for the nine months of 2002 was at an effective rate of 35% compared to 38% in the 2001 period. For the nine months of 2001, the effective tax rate, excluding non-deductible goodwill amortization, was 35%.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $112,971 in the nine months of 2002 compared to $82,190 in the 2001 period. The increase in cash flow relates primarily to a net decrease in non-cash components of working capital offset in part by a decrease in net income.

    For the nine months of 2002, cash from operating activities and cash on hand were used to repay $83,420 in bank debt, fund capital expenditures of $13,848, fund acquisitions of $13,996, and reduce the sales of receivables by $9,500. In the 2001 period, cash from operating activities and cash on hand were used to fund capital expenditures of $28,397, and acquisitions of $57,822; and borrowings of $52,793 under the Company's credit facilities were used to fund a reduction in sales of receivables of $20,600 and Term Loan amortization of $30,000 under the Company's bank loan agreement (the "Bank Agreement").

    The Company has a bank loan agreement, which includes a Term Loan, encompassing a Tranche A and B, and a $150 million revolving credit facility. At September 30, 2002 the Tranche A had a balance of $184.5 million and matures over the period 2003 to 2004, and the Tranche B had a balance of $284.5 million and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at September 30, 2002 was $142.8 million, after reduction of $7.2 million for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of the direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock.

    The Company's EBITDA, as defined in the Bank Agreement was $156 million and $200.5 million for the nine months ended September 30, 2002 and 2001, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements.

    The Company's primary ongoing cash requirements will be for operating and capital expenditures, product development activities and debt service. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on its 9 ( 7)/(8)% Senior Subordinated Notes due 2007. The Company had an interest rate swap agreement that fixed the interest rate on $300 million of bank loans; such swap agreement expired in October 2002, and accordingly, the Company's interest expense will decline in the fourth quarter 2002.

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

ENVIRONMENTAL MATTERS

    Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At September 30, 2002, approximately $28 million of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

SAFE HARBOR STATEMENT

    Statements in this report that are not historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties which include, among other things, economic and currency conditions, market demand, competition, pricing and cost factors are set forth in the Company's 2001 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in its 2001 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

        99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

        99.2            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------------------

*   Filed herewith

**  Previously filed

(b) Reports filed on Form 8-K

    There were no reports on Form 8-K filed for or during the third quarter ended September 30, 2002.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AMPHENOL CORPORATION

DATE: November 14, 2002                           By:  /s/ EDWARD G. JEPSEN
                                                       ---------------------------------------------
                                                       Edward G. Jepsen
                                                       EXECUTIVE VICE PRESIDENT
                                                       AND CHIEF FINANCIAL OFFICER

                              AMPHENOL CORPORATION
                           CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATION

    I, Martin H. Loeffler, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Amphenol
    Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge , the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002
/s/ MARTIN H. LOEFFLER
Martin H. Loeffler
CHAIRMAN, PRESIDENT &
CHIEF EXECUTIVE OFFICER

                                 CERTIFICATION

    I, Edward G. Jepsen, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Amphenol
    Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge , the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of director (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002
/s/ EDWARD G. JEPSEN
Edward G. Jepsen
EXECUTIVE VICE PRESIDENT
AND CHIEF FINANCIAL OFFICER