Form 10-K
period 2002-12-31
AMPHENOL CORP /DE/
filed 2003-03-28
CIK 820313

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file number 1-10879

AMPHENOL CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	22-2785165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

358 Hall Avenue, Wallingford, Connecticut 06492
203-265-8900
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as indicated in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of Amphenol Corporation common stock, $.001 par value, held by non-affiliates was approximately $878 million based on the reported last sale price of such stock on the New York Stock Exchange on February 28, 2003.

As of February 28, 2003 the total number of shares outstanding of registrant’s common stock was 42,572,423.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

INDEX

PART I
Item 1.	Business
General
Business Segments
International Operations
Customers
Manufacturing
Research and Development
Trademarks and Patents
Competition
Backlog
Employees
Other
Cautionary Statements for Purposes of Forward Looking Information
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security-Holders
Item 4.1	Executive Officers

PART II
Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Report of Management
Independent Auditors’ Report
Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Changes in Shareholders’ Equity
Consolidated Statement of Cash Flow
Notes to Consolidated Financial Statements
Item 9.	Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signature of the Registrant
Signatures of the Directors
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

i

PART I

Item 1. Business

General

Amphenol Corporation (“Amphenol” or the “Company”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and flat-ribbon cable. The primary end markets for the Company’s products are:

•  communication systems for the converging technologies of voice, video and data communications;

•  a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation and natural resource exploration, and automotive applications; and

•  commercial and military aerospace applications.

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2002, the Company reported net sales, operating income and net income of $1,062.0 million, $173.9 million and $80.3 million, respectively. The table below summarizes information regarding the Company’s primary markets and end applications for the Company’s products:

	Communications	Industrial/Automotive	Commercial and Military Aerospace

Percentage of Sales	52%	23%	25%

Primary End Applications	Voice • wireless handsets and personal communication devices • base stations and other wireless and telecommunications infrastructure	Factory automation Instrumentation and medical systems Automobile safety systems and other on board electronics Mass transportation Oil exploration Off-road construction	Military and Commercial Aircraft • avionics • engine controls • flight controls • passenger related systems Missile systems Battlefield communications Satellite and Space Station programs
	Video • cable television networks and set top converters
	Data • cable modems • servers and storage systems • computers, personal computers and related peripherals • data networking equipment

The Company designs and manufactures connectors and interconnect systems which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is one of the largest connector manufacturers in the world. The Company has developed a broad range of connector and interconnect products for communications equipment applications including the converging voice, video and data communications markets. The Company is also one of the leaders in developing interconnect products for factory automation, machine tools, instrumentation and medical systems, mass transportation applications and automotive applications, including airbags, pretensioner seatbelts and other on board automotive electronics. In addition, the Company is the leading supplier of high performance, military-specification, circular environmental connectors that require superior performance and reliability under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as oil exploration, medical instrumentation and off-road construction.

Industry analysts estimate that the worldwide market for interconnect products will grow approximately 6% in 2003. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 47% in 2002. Industry analysts estimate that the total sales for the industry were approximately $30 billion in 2002.

The Company’s Times Fiber subsidiary is the world’s second largest producer of coaxial cable for the cable television market. The Company believes that its Times Fiber unit is one of the lowest cost producers of coaxial cable for cable television, and that it is one of the technological leaders in increasing the bandwidth of coaxial cable products. The Company’s coaxial cable and connector products are used in cable television systems including full service cable television/telecommunication systems being installed by cable operators and telecommunication companies offering video, voice and data services. The Company is also a major supplier of coaxial cable to the developing international cable television market.

The Company is a global manufacturer employing advanced manufacturing processes. The Company manufactures and assembles its products at facilities in the Americas, Europe, Asia and Australia. The Company sells its connector products through its own global sales force and independent manufacturers’ representatives to thousands of OEMs in approximately 60 countries throughout the world as well as through a global network of electronics distributors. The Company sells its coaxial cable products primarily to cable television operators and to telecommunication companies who have entered the broadband communications market. For the year 2002, approximately 50% of the Company’s net sales were in North America, 26% were in Europe and 24% were in Asia and other countries.

The Company implements its product development strategy through product design teams and collaboration arrangements with customers which result in the Company obtaining approved vendor status for its customers’ new products and programs. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. By developing application specific products, the Company has decreased its exposure to standard products which generally experience greater pricing pressure. In addition to product design teams and customer collaboration arrangements, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers. The Company is also focused on making strategic acquisitions in certain markets to further broaden and enhance its product offerings and expand its global capabilities.

Business Segments

The following table sets forth the dollar amounts of the Company’s net trade sales for its business segments. For a discussion of factors affecting changes in sales by business segment and additional segment financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 in the Company’s “Notes to Consolidated Financial Statements.”

	2002	2001	2000
	(dollars in thousands )
Net trade sales by business segment:
Interconnect products and assemblies	$892,309	$906,799	$1,009,162
Cable products	169,693	196,972	350,540
	$1,062,002	$1,103,771	$1,359,702
Net trade sales by geographic area (1):
United States operations	$501,073	$538,938	$714,756
International operations	560,929	564,833	644,946
	$1,062,002	$1,103,771	$1,359,702

(1) Based on customer location to which product is shipped.

Interconnect Products and Assemblies. The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial and military aerospace systems, automotive and mass transportation applications, and industrial and factory automation equipment. Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission. Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment. The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: engineered cable assemblies used in base stations for wireless communication systems and internet networking equipment; smart card acceptor devices used in mobile GSM telephones, cable modems and other applications to facilitate reading data from smart cards; fiber optic couplers and connectors used in fiber optic signal transmission; input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; and sculptured flexible circuits used for integrating printed circuit boards in communication applications. The Company also designs and produces a broad range of radio frequency connector products used in telecommunications, computer and office equipment, instrumentation equipment and local area networks. The Company’s radio frequency interconnect products and assemblies are also used in base stations, mobile communication devices and other components of cellular and personal communications networks.

The Company believes that it is the largest supplier of high performance, military-specification, circular environmental connectors. Such connectors require superior performance and reliability under conditions of stress and in hostile environments. High performance environmental connectors are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that the connectors can be subject to rapid and severe temperature changes, vibration, humidity and nuclear radiation. Frequent applications of these connectors include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy, medical instrumentation, geophysical applications and off-road construction equipment. The Company also designs and produces industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety products including interconnect devices and systems used in automotive airbags, pretensioner seatbelts, antilock braking systems and other on board automotive electronic systems. The Company also designs and produces highly-engineered cable and backplane assemblies. Such assemblies are specially designed by the Company in conjunction with OEM customers for specific applications, primarily for computer, wired and wireless communication systems, office equipment and aerospace applications. The cable assemblies utilize the Company’s connector and cable products as well as components purchased from others.

Cable Products. The Company designs, manufactures and markets coaxial cable primarily for use in the cable television industry. The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum tubular shield, and flexible, which has one or more braided metallic shields. Semi-flexible coaxial cable is used in the trunk and feeder distribution portion of cable television systems, and flexible cable (also known as drop cable) is used primarily for hookups from the feeder cable to the cable television subscriber’s residence. Flexible cable is also used in other communication applications. The Company has also developed a broad line of radio frequency connectors for coaxial cable and fiber optic interconnect components for full service cable television/telecommunication networks.

The rapid development in fiber optic technologies, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires) and other communication technologies, including the Company’s development of higher capacity coaxial cable, have resulted in technologies that enable cable television systems to provide channel capacity in excess of 500 channels. Such expanded channel capacity, along with other component additions, permit cable operators to offer full service networks with a variety of capabilities including near video-on-demand, pay-per-view special events, home shopping networks, interactive entertainment and education services, telephone services and high-speed access to data resources such as the Internet. With respect to expanded channel capacity systems, cable operators have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, a cable system using both fiber optic cable and coaxial cable. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, with the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer’s communication devices. The Company believes that while system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of the cable systems, there will be an ongoing need for high capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system. In addition, U.S. cable system designs are increasingly being employed in international markets where cable television penetration is generally lower than in the U.S. The Company believes the development of cable television systems in international markets presents a significant opportunity to increase sales of its coaxial cable products.

The Company is also a leading producer of flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment components as well as in a variety of telecommunication applications.

International Operations

The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 53% of the Company’s sales for the year ended December 31, 2002 were outside the United States. Approximately 49% of such international sales were in Europe. The Company has manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, and Estonia and sales offices in most European markets. The Company’s European operations generally have strong positions in their respective local markets. The balance of the Company’s international activities are located in Asia, Canada, Latin America and Australia. Asian operations include manufacturing facilities in Japan, Taiwan, China, Korea, India and Malaysia. The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world. The Company has low cost manufacturing and assembly facilities in Mexico, China, India and Eastern Europe to serve regional and world markets.

Customers

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 4% of net sales for the year ended December 31, 2002. The Company sells its products to over 10,000 customer locations worldwide. The Company’s products are sold both directly to OEMs, cable system operators, telecommunication companies and through manufacturers’ representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company’s strategy is to provide comprehensive design capabilities, a broad selection of products and a high level of service in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

The Company’s sales to distributors represented approximately 20% of the Company’s 2002 sales. The Company’s recognized brand names, including “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex,” “Sine,” “Spectra-Strip,” “Pyle-National,” “Matrix,” “Kai Jack” and others, together with the Company’s strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

Manufacturing

The Company employs advanced manufacturing processes including molding, stamping, plating, turning, extruding, die casting and assembly operations as well as proprietary process technology for flat-ribbon and coaxial cable production. The Company’s manufacturing facilities are generally vertically integrated operations from the initial design stage through final design and manufacturing. Outsourcing of certain fabrication processes is used when cost-effective. Substantially all of the Company’s manufacturing facilities are certified to the ISO9000 series of quality standards.

The Company employs a global manufacturing strategy to lower its production costs and to improve service to customers. The Company sources its products on a worldwide basis with manufacturing and assembly operations in the Americas, Europe, Asia and Australia. To better serve high volume OEM customers, the Company has established just-in-time facilities near major customers.

The Company’s policy is to maintain strong cost controls in its manufacturing and assembly operations. The Company has undertaken programs to rationalize its production facilities, reduce expenses and maximize the return on capital expenditures. The programs to improve productivity are ongoing.

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

Research and Development

The Company’s research and development expense for the creation of new and improved products and processes were $24.2 million, $22.6 million and $23.5 million for 2002, 2001 and 2000, respectively. The Company’s research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

The Company owns a number of active patents worldwide. While the Company considers its patents to be valuable assets, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent. The Company regards its trademarks “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex,” “Sine,” “Spectra-Strip,” “Pyle-National,” “Matrix,” “Kai Jack” and others to be of value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks.

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

Backlog

The Company estimates that its backlog of unfilled orders was $224.0 million and $229.0 million at December 31, 2002 and 2001, respectively. Orders typically fluctuate from quarter to quarter based on customer demands and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2002, the Company had approximately 11,100 full-time employees worldwide. Of these employees, approximately 8,300 were hourly employees and the remainder were salaried. The Company had a one week strike in October 1995 at its Sidney, New York facility relating to the renewal of the labor contract at that facility with the International Association of Machinists and Aerospace Workers. The Company has not had any other significant work stoppages in the past ten years. The Company believes that it has a good relationship with its unionized and non-unionized employees.

Other

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the Company’s web site, www.amphenol.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492.

Cautionary Statements for Purposes of Forward Looking Information

Statements made by the Company in written or oral form to various persons, including statements made in filings with the SEC, that are not strictly historical facts are “forward looking” statements. Such statements should be considered as subject to uncertainties that exist in the Company’s operations and business environment. The following includes some, but not all, of the factors or uncertainties that could cause the Company to fail to conform with expectations and predictions:

•   A global economic slowdown in any one, or all, of the Company’s market segments.

•   The effects of extreme changes in monetary and fiscal policies in the U.S. and abroad including extreme currency fluctuations and unforeseen inflationary pressures.

•   Severe and unforeseen price pressure on the Company’s products or significant cost increases that can not be recovered through price increases or productivity improvements.

•   Increased difficulties in obtaining a consistent supply of basic materials like steel, aluminum, copper, bimetallic products, gold or plastic resins at stable pricing levels.

•   Unpredictable difficulties or delays in the development of new product programs.

•   Significant changes in interest rates or in the availability of financing for the Company or certain of its customers.

•   Rapid escalation of the cost of regulatory compliance and litigation.

•   Unexpected government policies and regulations affecting the Company or its significant customers.

•   Unforeseen intergovernmental conflicts or actions, including but not limited to armed conflict and trade wars.

•   Difficulties and unanticipated expense of assimilating newly-acquired businesses.

•   Any difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives.

•   The risks associated with any technological shifts away from the Company’s technologies and core competencies. For example, a technological shift away from the use of coaxial cable in cable television/telecommunication systems could have a substantial impact on the Company’s coaxial cable business.

•   Unforeseen interruptions to the Company’s business with its largest customers, distributors and suppliers resulting from, but not limited to, strikes, financial instabilities, computer malfunctions or inventory excesses.

Item 2. Properties

The Company’s fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2002, the Company operated a total of 76 plants and warehouses of which (a) the locations in the U.S. had approximately 1.9 million square feet, of which .8 million square feet were leased; and (b) the locations outside the U.S. had approximately 2.4 million square feet, of which 1.3 million square feet were leased.

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

Item 3. Legal Proceedings

The Company and its subsidiaries have been named as defendants in several legal actions in which various amounts are claimed arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, in the opinion of management, such matters are not expected to have a material effect on the Company’s financial condition or results of operations.

Certain operations of the Company are subject to federal, state and local environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with all applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial condition or results of operations.

Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 2002, approximately $29.1 million of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities.

Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup and monitoring costs and potential damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently performing monitoring activities at its manufacturing site in Sidney, New York. The Company is also performing monitoring, investigation, design and cleanup activities at three off-site disposal sites previously utilized by the Company’s Sidney facility and others, the “Richardson Hill” landfill, the “Route 8” landfill and the “Sidney Center” landfill. The Company and Honeywell have entered into an administrative consent order with the United States Environmental Protection Agency (the “EPA”) and are presently determining necessary and appropriate remedial measures for “Richardson Hill”, which has been designated a “Superfund” site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. With respect to the second site, the “Route 8” landfill, the Company initiated a remediation program pursuant to a Consent Order with the New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995, the Company and Honeywell received a letter from the EPA demanding that the Company and Honeywell accept responsibility for the investigation and cleanup of the third site, Sidney Center landfill, another Superfund Site. The Sidney Center landfill was a municipal landfill site utilized by the Company’s Sidney facility and other local towns and businesses. In 1996, the Company and Honeywell received a unilateral order from the EPA directing the Company and Honeywell to perform certain investigation, design and cleanup activities at the Sidney Center landfill site. The Company and Honeywell responded to the unilateral order by agreeing to undertake certain remedial design activities. In 1997, the EPA filed a lawsuit against the Company and Honeywell seeking reimbursement of past costs expended by the EPA in connection with activities at the Sidney Center landfill site and seeking to affix liability upon the Company and Honeywell for all additional costs to be incurred in connection with all further investigations, design and cleanup activities at the Sidney Center landfill site. The Company joined four local municipalities as co-defendants in the lawsuit. In 2001 the Company and Honeywell were ordered by the Court to pay the EPA approximately $3.5 million, net of contributions by the municipalities who had been joined as co-defendants in the lawsuit. Pursuant to that decision the Company and Honeywell will be responsible for completing the remedial design work and for implementing any agreed remediation plan at the Sidney Center landfill site. The municipalities who were joined in the lawsuit have agreed to monitor and maintain any caps installed at the Sidney Center landfill site as part of any remediation plan. The Company and Honeywell will be responsible for continuing groundwater monitoring at the site. The Company is also engaged in remediating or monitoring environmental conditions at certain of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at other off-site disposal sites. During 2002, the Company incurred costs of approximately $.7 million, net of indemnification payments received from Honeywell, in connection with investigating, remediating and monitoring environmental conditions at all of these facilities and sites. In 2003 Amphenol expects such expenditures, net of expected indemnification payments from Honeywell, to be less than $1.0 million.

Since 1987, the Company has not been identified nor has it been named as a potentially responsible party with respect to any other significant on-site or off-site hazardous waste matters. In addition, the Company believes that all of its manufacturing activities and disposal practices since 1987 have been in material compliance with all applicable environmental laws and regulations. Nonetheless, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Although the Company is unable to predict with any reasonable certainty the extent of its ultimate liability with respect to any pending or future environmental matters, the Company believes, based upon all information currently known by management about the Company’s manufacturing activities, disposal practices and estimates of liability with respect to all known environmental matters, that any such liability will not be material to its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders was held on May 22, 2002. The following matters were submitted to and approved by the stockholders: (i) the election of three directors, Scott P. Nuttall, George R. Roberts and Dean H. Secord, each for a three year term expiring in the year 2005 and (ii) ratification of Deloitte & Touche LLP as independent accountants of the Company.

Item 4.1 Executive Officers

The following table sets forth the name, age and position with the Company of each person who was an executive officer of Amphenol as of December 31, 2002. Officers are elected to serve at the discretion of the Board of Directors in accordance with the By-Laws of the Company. The By-Laws of the Company provide that the Board of Directors shall elect the officers of the Company at its first meeting held after the Annual Meeting of Stockholders of the Company. All officers of the Company are elected to hold office until their successors are chosen and qualified, or until their earlier resignation or removal.

Name	Age	Position

Martin H. Loeffler	58	Chairman of the Board, Chief Executive Officer and President

Edward G. Jepsen	59	Executive Vice President and Chief Financial Officer

Timothy F. Cohane	50	Senior Vice President

Edward C. Wetmore	46	Secretary and General Counsel

Diana G. Reardon	43	Controller and Treasurer

Martin H. Loeffler has been a Director of Amphenol since December 1987 and Chairman of the Board since May 1997. He has been Chief Executive Officer since May 1996 and President since July 1987.

Edward G. Jepsen has been Executive Vice President and Chief Financial Officer of Amphenol since May 1989 and prior thereto Senior Vice President and Director of Finance since November 1988.

Timothy F. Cohane has been Senior Vice President of Amphenol since December 1994 and prior thereto a Vice President since 1991.

Edward C. Wetmore has been Secretary and General Counsel of Amphenol since 1987.

Diana G. Reardon has been Treasurer of Amphenol since March 1992 and Controller since July 1994 and prior thereto Assistant Controller since June 1988.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low prices for the common stock for both 2002 and 2001 as reported on the New York Stock Exchange.

	2002		2001
	High	Low	High	Low
First Quarter	51.75	40.25	50.75	28.30
Second Quarter	49.00	35.50	57.99	29.11
Third Quarter	42.46	30.11	45.95	32.00
Fourth Quarter	45.81	27.47	52.95	32.50

As of February 28, 2003 there were 71 holders of record of the Company’s common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

Since its initial public offering in 1991, the Company has not paid any cash dividends on its common stock and it does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for the operation and expansion of the Company’s business and to repay outstanding indebtedness.

Currently the Company is restricted from declaring and paying any cash dividends on, or repurchasing the Company’s common stock under certain covenants contained in the Company’s debt agreements.

Partnerships affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned 49.1% of the Company’s Class A Common Stock as of December 31, 2002. The Company pays KKR an annual fee of $1.0 million for management consulting and financial services.

Item 6. Selected Financial Data

(dollars in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000	1999	1998

Operations

Net sales	$1,062,002	$1,103,771	$1,359,702	$1,010,603	$918,877
Income before extraordinary item	80,344	83,710	107,904	44,295	36,510
Extraordinary loss				(8,674)
Net income	80,344	83,710	107,904	35,621	36,510

Net income per common share-Diluted:
Income before extraordinary item	1.85	1.95	2.52	1.21	1.02
Extraordinary loss				(.24)
Net income	1.85	1.95	2.52	.97	1.02

Financial Position

Working capital	$153,250	$166,857	$170,131	$189,252	$163,508
Total assets	1,078,908	1,026,743	1,004,322	836,376	807,401
Current portion of long-term debt	78,363	59,705	28,130	16,829	1,655
Long-term debt	565,885	660,614	700,216	745,658	952,469
Shareholders’ equity (deficit)	166,982	103,933	29,234	(81,166)	(292,257)
Weighted average shares outstanding – diluted	43,445,600	42,997,121	42,878,922	36,664,016	35,884,794

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2002 has been derived from and should be read in conjunction with the consolidated financial statements contained herein.

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	65.9	63.8	65.2
Depreciation and amortization expense	3.3	2.9	2.1
Selling, general and administrative expense	14.4	14.1	13.7
Amortization of goodwill		1.3	1.0
Operating income	16.4	17.9	18.0
Interest expense	(4.3)	(5.1)	(4.6)
Other expenses, net	(.5)	(.5)	(.7)
Income before income taxes	11.6	12.3	12.7
Provision for income taxes	(4.0)	(4.7)	(4.8)
Net income	7.6%	7.6%	7.9%

2002 Compared to 2001

Net sales were $1,062.0 million for the year ended December 31, 2002 compared to $1,103.8 million for 2001. Sales of interconnect products and assemblies decreased 2% compared to 2001 ($892.3 million in 2002 versus $906.8 million in 2001). Such decrease is primarily attributable to decreased sales (approx. $52.8 million) of products and interconnect systems for telecom infrastructure, datacom and industrial markets. Such declines were partially offset by increased sales (approx. $38.3 million) of products and interconnect systems for military aerospace, automotive and wireless handset markets. Sales of cable products decreased 14% compared to 2001 ($169.7 million in 2002 versus $197.0 million in 2001). Such decrease is primarily attributable to a slowdown in capital spending by U.S. and international cable television operators. The lower levels of spending are not expected to change significantly in the near term.

Geographically, sales in the U.S. in 2002 decreased approximately 7% compared to 2001 ($501.1 million in 2002 versus $538.9 million in 2001); international sales for 2002 decreased approximately 1% in U.S. dollars ($560.9 million in 2002 versus $564.8 million in 2001) and decreased approximately 3% in local currency compared to 2001. The comparatively weaker U.S. dollar in 2002 had the currency effect of increasing net sales by approximately $14.4 million when compared to foreign currency translation rates in 2001.

The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 31% for 2002 compared to 33% for 2001. The decrease in gross profit margin is generally attributable to a difficult pricing environment, particularly in the communications markets, and the adverse effect on production costs of the lower sales volume, partially offset by cost reduction programs. The pricing environment in communication related markets is expected to remain difficult in the near term.

Selling, general and administrative expenses as a percentage of sales remained relatively constant at approximately 14% for both 2002 and 2001.

Goodwill amortization expense was nil in 2002, as a result of adopting FAS No. 142; whereas goodwill amortization was $14.3 million in 2001.

Interest expense was $45.9 million for 2002 compared to $56.1 million for 2001. The decrease is primarily attributable to lower average debt levels and lower interest rates. At current interest rates, interest expense for 2003 is expected to be approximately $35 million.

Other expenses, net for 2002 and 2001 was $5.4 million and $5.6 million, respectively. See Note 8 to the Company’s Consolidated Financial Statements for details of the components of other expenses, net.

The provision for income taxes for 2002 was at an effective rate of 35% compared to 38% in 2001. For 2001, the effective tax rate, excluding non-deductible goodwill amortization, was 35%.

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

Geographically, sales in the U.S. in 2001 decreased approximately 25% compared to 2000 ($538.9 million in 2001 versus $714.8 million in 2000); international sales for 2001 decreased approximately 12% in U.S. dollars ($564.8 million in 2001 versus $644.9 million in 2000) and decreased approximately 9% in local currency compared to 2000. The comparatively strong U.S. dollar in 2001 had the currency effect of decreasing net sales by approximately $22.8 million when compared to foreign currency translation rates in 2000.

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

Other expenses, net for 2001 and 2000 was $5.6 million and $9.5 million, respectively. See Note 8 to the Company’s Consolidated Financial Statements for details of the components of other expenses, net.

The provision for income taxes was at an effective rate of 38% for both 2001 and 2000.

Liquidity and Capital Resources

Cash provided by operating activities totaled $131.6 million, $118.9 million, and $154.2 million for 2002, 2001 and 2000, respectively. The increase in cash from operating activities in 2002 compared to 2001 is primarily attributable to a net decrease in non-cash components of working capital offset in part by a decrease in net income. In 2001, the decrease in cash from operating activities is primarily attributable to a decrease in net income adjusted for depreciation and amortization charges and to a net increase in non-cash components of working capital.

Cash from operating activities was used for capital expenditures ($18.8 million, $38.6 million and $53.1 million in 2002, 2001 and 2000, respectively), and acquisitions ($33.8 million, $60.5 million, and $67.7 million in 2002, 2001 and 2000, respectively).

The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, consisting of a Tranche A and B, and a $150 million revolving credit facility. At December 31, 2002, the Tranche A had a balance of $179.5 million and matures over the period 2003 to 2004, and the Tranche B had a balance of $284.5 million and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; and, availability under the facility at December 31, 2002 was $142.8 million, after reduction of $7.2 million for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company’s direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company’s common stock.

The Company is currently pursuing a refinancing of its senior credit facilities. The new credit facilities would be used to replace the Company’s existing credit facilities, and may be used to redeem all or a portion of the Company’s outstanding senior subordinated notes.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 million in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60.0 million of accounts receivable and expires in July 2003 with respect to an additional $25.0 million of accounts receivable. At December 31, 2002, approximately $63.2 million of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities and debt service. The Company’s debt service requirements consist primarily of principal and interest on bank borrowings and interest on its 9 7/8% Senior Subordinated Notes due 2007 (“Notes”). The Company’s primary sources of liquidity are internally generated cash flow, the Company’s revolving credit facility and the sale of receivables under the Company’s accounts receivable agreement. The Company expects that ongoing requirements for operating and capital expenditures, product development activities and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable.

The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its common stock. The Company expects that capital expenditures in 2003 will be approximately $28 million. The Company’s required debt and capital lease amortization in 2003 is $78.4 million; the Company’s required cash interest payments for 2003, at current interest rates, are estimated at approximately $33 million. The Company may also use cash to fund part or all of the cost of future acquisitions.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2002, as well as an estimate of the timing in which these obligations are expected to be satisfied:

Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt	$642,275	$77,026	$234,574	$330,675
Capital Lease Obligations	1,973	1,337	636
Operating Leases	37,820	12,968	13,376	4,923	6,553
Purchase Obligations	39,958	37,633	2,015	223	87
Other Long-Term Liabilities	3,250	1,125	1,125	1,000

Total	$725,276	$130,089	$251,726	$336,821	$6,640

Environmental Matters

Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 2002, approximately $29.1 million of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial condition or results of operations.

Inflation and Costs

The cost of the Company’s products is influenced by the cost of a wide variety of raw materials, including precious metals such as gold and silver used in plating; aluminum, copper, brass and steel used for contacts, shells and cable; and plastic materials used in molding connector bodies, inserts and cable. In general, increases in the cost of raw materials, labor and services have been offset by price increases, productivity improvements and cost saving programs.

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

Recent Accounting Changes

Effective January 1, 2002, the Company adopted FAS No. 143, “Accounting for Asset Retirement Obligations” and FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. FAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. There was no effect to the Company’s Consolidated Financial Statements as a result of such adoption.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. The statement is effective beginning January 1, 2003, and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002 and had no material impact on the Company’s Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148

(FAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure”. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options, and the disclosures required by FAS 123 and 148 are included in Notes 1 and 4 to the Company’s Consolidated Financial Statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective July 1, 2003, and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Pensions

The Company and its domestic subsidiaries have a defined benefit pension plan (“Plan”) covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering their employees.

Our pension cost (credit) for all pension plans approximated $.7 million, $(.3) million and $(.3) million in 2002, 2001, and 2000, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on Plan assets. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. We also considered our historical 13 year compounded return of 10.8%, which has been in excess of these broad equity and bond benchmark indices. Our expected long-term rate of return on Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 11%, 25% with fixed income managers, with an expected long-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8.5%. Because of market fluctuation, our actual asset allocation as of December 31, 2002 was 50% with equity managers and 50% with fixed income managers, including high yield managers. We believe, however, that our long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Based on this methodology the Company reduced the expected long-term rate of return assumption by 100 basis points to 9.5% beginning in 2003. This will have the effect of increasing pension expense in 2003 by approximately $2 million.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate on this basis has decreased from 7.25% at December 31, 2001 to 6.5% at December 31, 2002. This will have the effect of increasing pension expense in 2003 by approximately $2 million. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the pension liability would have decreased $9.5 million or increased $10.4 million, respectively.

The financial markets have declined significantly in recent years, which has had an adverse effect on Plan assets. In 2002, this resulted in a $42.5 million non-cash charge to the accumulated other comprehensive loss account component of stockholders’ equity. Such charge represents an increase in the accrued pension liabilities of $67.0 million, net of deferred taxes. The Company estimates that, based on current actuarial calculations, it will make a cash contribution to the pension plans in 2003 of approximately $7.0 million. Cash contributions in subsequent years will depend on a number of factors including the investment performance of Plan assets.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting policies are set forth below.

Revenue Recognition - Sales and related cost of sales are recognized upon shipment of products. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicates that an allowance is appropriate.

Inventories - Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provisions for slow moving and obsolete inventory are provided based on historical experience and product demand.

Depreciable Assets - Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverability of the carrying value of such assets is periodically reviewed taking into consideration current and expected business conditions.

The significant accounting policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposures due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively effect the Company’s sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital; although there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company has utilized interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. The Company had two fixed rate interest swap agreements totaling $450 million that expired in 2002. At December 31, 2002, the Company’s average LIBOR rate was 1.9%. A 10% change in the LIBOR interest rate at December 31, 2002 would have the effect of increasing or decreasing interest expense by approximately $.3 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003, although there can be no assurances that interest rates will not significantly change.

Item 8. Financial Statements and Supplementary Data

Report of Management

Management is responsible for the integrity and objectivity of the financial statements and other information appearing in this annual report on Form 10-K. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. The Company maintains a system of internal accounting controls and procedures intended to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and accounted for in accordance with management’s authorization.

Deloitte & Touche LLP has been engaged to audit the financial statements in accordance with auditing standards generally accepted in the United States of America. They obtain an understanding of the Company’s accounting policies and controls, and conduct such tests and related procedures as they consider necessary to arrive at their opinion. The Board of Directors has appointed an Audit Committee composed of outside directors. The Audit Committee meets periodically with representatives of management and Deloitte & Touche LLP to discuss and review their activities with respect to internal accounting controls and financial reporting and auditing.

Independent Auditors’ Report

To the Board of Directors and
Shareholders of Amphenol Corporation

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 14, 2003

Consolidated Statement of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000

Net sales	$1,062,002	$1,103,771	$1,359,702

Costs and expenses:
Cost of sales, excluding depreciation and amortization	700,302	704,278	886,385
Depreciation and amortization expense	34,825	32,316	29,448
Selling, general and administrative expense	152,928	155,810	186,052
Amortization of goodwill		14,340	13,394
Operating income	173,947	197,027	244,423
Interest expense	(45,930)	(56,099)	(61,710)
Other expenses, net	(5,355)	(5,573)	(9,495)
Income before income taxes	122,662	135,355	173,218
Provision for income taxes	(42,318)	(51,645)	(65,314)
Net income	$80,344	$83,710	$107,904

Net income per common share - Basic	$1.89	$2.00	$2.59
Average common shares outstanding - Basic	42,445,849	41,920,616	41,584,069

Net income per common share - Diluted	$1.85	$1.95	$2.52
Average common shares outstanding - Diluted	43,445,600	42,997,121	42,878,922

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

(dollars in thousands, except per share data)

	December 31,
	2002	2001

Assets
Current Assets:
Cash and short-term cash investments	$20,659	$27,975
Accounts receivable, less allowance for doubtful accounts of $8,812 and $5,191	131,252	113,370
Inventories:
Raw materials and supplies	38,133	41,514
Work in process	111,337	111,409
Finished goods	56,173	55,393
	205,643	208,316
Prepaid expenses and other assets	31,610	20,596
Total current assets	389,164	370,257
Land and depreciable assets:
Land	12,679	11,430
Buildings	95,578	89,104
Machinery and equipment	337,860	315,554
	446,117	416,088
Less accumulated depreciation	(285,427)	(251,201)
	160,690	164,887
Deferred debt issuance costs	4,382	5,795
Goodwill	486,841	460,442
Deferred taxes and other assets	37,831	25,362
	$1,078,908	$1,026,743

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$88,533	$80,501
Accrued interest	4,957	8,499
Accrued salaries, wages and employee benefits	24,568	24,700
Other accrued expenses	39,493	29,995
Current portion of long-term debt	78,363	59,705
Total current liabilities	235,914	203,400

Long-term debt	565,885	660,614
Accrued pension and post employment benefit obligations	102,418	35,687
Deferred taxes and other liabilities	7,709	23,109

Commitments and contingent liabilities (Notes 2, 6 and 9)

Shareholders’ Equity:
Class A Common Stock, $.001 par value; 100,000,000 shares authorized; 42,571,623 and 42,300,068 shares outstanding at December 31, 2002 and 2001, respectively	43	42
Additional paid-in capital (deficit)	(274,282)	(280,224)
Accumulated earnings	522,440	442,096
Accumulated other comprehensive loss	(81,219)	(57,981)
Total shareholders’ equity	166,982	103,933

	$1,078,908	$1,026,743

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital (Deficit)	Comprehensive Income	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance December 31, 1999	$41	$(318,661)		$250,482	$(13,028)	$(81,166)
Comprehensive income:
Net income			$ [107,904 ]	107,904		107,904
Other comprehensive loss, net of tax:
Translation adjustments			(10,702)		(10,702)	(10,702)
Comprehensive income			$ [97,202 ]
Stock options exercised, including tax benefit		2,501				2,501
Deferred compensation		180				180
279,414 shares issued in connection with acquisitions	1	10,516				10,517
Balance December 31, 2000	42	(305,464)		358,386	(23,730)	29,234
Comprehensive income:
Net income			$ [83,710 ]	83,710		83,710
Other comprehensive loss, net of tax:
Translation adjustments			(9,612)		(9,612)	(9,612)
Revaluation of interest rate derivatives			(8,837)		(8,837)	(8,837)
Minimum pension liability adjustment			(15,802)		(15,802)	(15,802)
Other comprehensive loss			(34,251)
Comprehensive income			$ [49,459 ]
Deferred compensation		240				240
606,796 shares issued in connection with acquisition		25,000				25,000
Balance December 31, 2001	42	(280,224)		442,096	(57,981)	103,933
Comprehensive income:
Net income			$ [80,344 ]	80,344		80,344
Other comprehensive loss, net of tax:
Translation adjustments			10,377		10,377	10,377
Expiration of interest rate derivatives			8,837		8,837	8,837
Minimum pension liability adjustment			(42,452)		(42,452)	(42,452)
Other comprehensive loss			(23,238)
Comprehensive income			$ [57,106 ]
Deferred compensation		166				166
Stock options exercised, including tax benefit	1	5,776				5,777
Balance December 31, 2002	$43	$(274,282)		$522,440	$(81,219)	$166,982

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flow

(dollars in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000

Net income	$80,344	$83,710	$107,904
Adjustments for cash from operations:
Depreciation and amortization	34,825	32,316	29,448
Amortization of goodwill		14,340	13,394
Amortization of deferred debt issuance costs	1,413	2,235	2,237
Net change in:
Accounts receivable	1,054	74,924	(70,879)
Inventory	12,897	(2,793)	(4,402)
Prepaid expenses and other assets	1,951	(1,331)	1,213
Accounts payable	3,701	(44,206)	41,440
Accrued liabilities	(305)	(34,470)	26,257
Accrued interest	(3,530)	(2,099)	1,332
Accrued pension and post employment benefits	121	(1,827)	2,052
Deferred taxes and other liabilities	(625)	(1,492)	6,886
Other	(283)	(457)	(2,729)
Cash flow provided by operations	131,563	118,850	154,153
Cash flow from investing activities:
Additions to property, plant and equipment	(18,816)	(38,555)	(53,105)
Investments in acquisitions	(33,796)	(60,518)	(67,716)
Cash flow used by investing activities	(52,612)	(99,073)	(120,821)
Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	(17,839)	24,413	(6,308)
Decrease in borrowings under Bank Agreement	(63,205)	(30,000)	(42,252)
Net change in receivables sold	(11,000)	(10,800)	25,000
Proceeds from exercise of stock options including tax benefit	5,777		1,915
Cash flow used by financing activities	(86,267)	(16,387)	(21,645)
Net change in cash and short-term cash investments	(7,316)	3,390	11,687
Cash and short-term cash investments balance, beginning of period	27,975	24,585	12,898
Cash and short-term cash investments balance, end of period	$20,659	$27,975	$24,585

Cash paid during the year for:
Interest	$48,059	$55,425	$58,521
Income taxes paid, net of refunds	34,061	60,662	54,429

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1 - Summary of Significant Accounting Policies

Operations

Amphenol Corporation (“Amphenol” or the “Company”) is in two business segments which consist of manufacturing and selling interconnect products and assemblies, and manufacturing and selling cable products.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2002 classifications.

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

Depreciable Assets

Property, plant and equipment are carried at cost. Depreciation and amortization of property, plant and equipment are provided on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets which range from 3 to 12 years for machinery and equipment and 20 to 40 years for buildings. It is the Company’s policy to periodically review fixed asset lives.

Deferred Debt Issuance Costs

Deferred debt issuance costs are being amortized on the interest method over the term of the related debt and such amortization is included in interest expense.

Goodwill

Through December 31, 2001, for acquisitions completed prior to July 1, 2001, the excess of cost over the fair value of net assets acquired (goodwill) was being amortized on the straight-line basis over a period of 40 years. Accumulated amortization is $148,779 at December 31, 2001. Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations completed after June 30, 2001. In accordance with these standards, goodwill resulting from acquisitions after June 30, 2001 is not amortized and beginning January 1, 2002, goodwill for acquisitions completed prior to July 1, 2001 is not amortized. The Company adopted the additional provisions of FAS No. 142 effective January 1, 2002, which include provisions for annual evaluations for impairment of goodwill. In 2002, goodwill increased by $26,399 primarily as a result of five relatively minor acquisitions with a total acquisition price of $26,970, less the fair value of net assets acquired of $4,951, and the acquisition of additional minority interests in two subsidiaries with a purchase price of $6,826 for such interests, less the proportional fair value of net assets acquired of $2,446. The increase in goodwill by segment was $21,322 and $5,077 for interconnect products and assemblies and cable products, respectively. Pro forma information for 2001 and 2000 as if goodwill had not been amortized is as follows:

	2001			2000
		Earnings Per Share			Earnings Per Share
	Net Income	Basic	Diluted	Net Income	Basic	Diluted
As reported	$83,710	$2.00	$1.95	$107,904	$2.59	$2.52
Goodwill amortization	14,340.34		.33	13,394.33		.31
Pro forma	$98,050	$2.34	$2.28	$121,298	$2.92	$2.83

Revenue Recognition

Sales and related cost of sales are recognized upon shipment of products.

Retirement Pension Plans

Costs for retirement pension plans include current service costs and amortization of prior service costs over periods of up to thirty years. It is the Company’s policy to fund current pension costs taking into consideration minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees’ service with the Company as well as amortization of a transition obligation recognized on adoption of the accounting principle.

Stock Options

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net income	$80,344	$83,710	$107,904
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(6,559)	(8,636)	(6,006)
Pro forma net income	$73,785	$75,074	$101,898

Earnings Per Share:
Basic-as reported	$1.89	$2.00	$2.59
Basic-pro forma	$1.74	$1.79	$2.45

Diluted-as reported	$1.85	$1.95	$2.52
Diluted-pro forma	$1.70	$1.75	$2.38

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000
Risk free interest rate	2.7%	4.3%	5.1%
Expected life	5 years	5 years	4 years
Expected volatility	40.0%	54.0%	67.0%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted-average fair values of options granted during 2002, 2001 and 2000 were $17.07, $20.98 and $27.04, respectively.

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested.

Foreign Currency Translation

The financial position and results of operations of all of the Company’s significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated is included as a component of accumulated other comprehensive loss within shareholders equity. Transaction gains and losses are included in other expense, net.

Research and Development

Research and development expense for the creation of new and improved products and processes were $24,183, $22,604 and $23,505, for the years 2002, 2001 and 2000, respectively.

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

Derivative Financial Instruments

Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized as an increase or decrease of interest expense in the periods in which they accrue. The Company adopted FAS 133, as amended by FAS 138, beginning January 1, 2001. Adoption of this new accounting standard resulted in a cumulative after-tax gain of $291 in accumulated other comprehensive income as of that date. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in other comprehensive income, and subsequently reflected in net income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. At December 31, 2002 the Company had no derivative financial instruments.

Recent Accounting Changes

Effective January 1, 2002, the Company adopted FAS No. 143, “Accounting for Asset Retirement Obligations” and FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. FAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. There was no effect to the Company’s Consolidated Financial Statements as a result of such adoption.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. The statement is effective beginning January 1, 2003, and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002 and have no material impact on the Company’s Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure”. FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options, and the disclosures required by FAS 123 and 148 are included in Notes 1 and 4 to the Company's Consolidated Financial Statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective July 1, 2003, and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 2 - Long-Term Debt

Long-term debt consists of the following:

			December 31,
	Interest Rate at December 31, 2002	Maturity	2002	2001
Bank Agreement:
Term Loan	3.10%	2003-2006	$464,043	$527,248
Revolving Credit Facility		2004		15,100
Senior Subordinated Notes	9.875%	2007	144,000	144,000
Notes payable to foreign banks and other debt	.5-7.75%	2003-2004	36,205	33,971
			644,248	720,319
Less current portion			78,363	59,705
Total long-term debt			$565,885	$660,614

The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, consisting of a Tranche A and B, and a $150,000 revolving credit facility. At December 31, 2002, the Tranche A had a balance of $179,543 and matures over the period 2003 to 2004, and the Tranche B had a balance of $284,500 and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at December 31, 2002 was $142,800, after reduction of $7,200 for outstanding letters of credit. At December 31, 2002, interest under the Bank Agreement generally accrues at .75% to 1.50% over LIBOR. The Company also pays certain annual agency and commitment fees. At December 31, 2001, the Company had interest rate protection in the form of swap agreements that effectively fixed the Company’s LIBOR interest rate on $450,000 of floating rate bank debt at 5.76%. Such agreements expired in 2002. While it was not the Company’s intention to terminate the interest rate swap agreements, the fair values of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair values indicated that termination of the agreements at December 31, 2001 and 2000 would have resulted in a pre-tax loss of $14,631 and a pre-tax gain of $448, respectively. At December 31, 2001 the derivatives loss, net of tax, of $8,837 was recorded in other comprehensive income. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company’s direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, (i) incurring debt, (ii) creating or incurring liens, (iii) making other investments, (iv) acquiring or disposing of assets, (v) capital expenditures, and (vi) restricted payments, including dividends on the Company’s common stock.

The 9 7/8% Senior Subordinated Notes due 2007 (“Notes”) are general unsecured obligations of the Company. The Notes are subject to redemption at the option of the Company, in whole or in part, beginning in 2002 at 104.938% and declining to 100% by 2005.

The fair value of the Company’s long-term debt is estimated based on the quoted market price for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2002, based on market quotes for the same or similar securities it is estimated that the Company’s Notes were trading at a premium of approximately 4% over book value. The book value of the Company’s other long-term debt approximates fair value.

The maturity of the Company’s long-term debt over each of the next five years ending December 31, is as follows: 2003 - $78,363; 2004 - $137,385; 2005 - $97,825; 2006 - $186,675; and 2007 - $144,000.

Note 3 - Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
Income before taxes:
United States	$52,337	$58,129	$79,024
Foreign	70,325	77,226	94,194
	$122,662	$135,355	$173,218
Current provision:
United States	$23,448	$26,826	$45,799
Foreign	17,185	16,811	25,125
	40,633	43,637	70,924
Deferred provision (benefit):
United States	$1,129	$5,841	$(4,095)
Foreign	556	2,167	(1,515)
	1,685	8,008	(5,610)
Total provision for income taxes	$42,318	$51,645	$65,314

At December 31, 2002, the Company had $9,210 of foreign tax loss carryforward, of which $1,809 expire at various dates through 2009 and the balance can be carried forward indefinitely. A valuation allowance of $1,312 and $1,024 at December 31, 2002 and 2001, respectively, has been recorded which relates to foreign net operating loss carryforward. The net change in the valuation allowance for deferred tax assets was an increase of $288 and $465 in 2002 and 2001, respectively. In both 2002 and 2001 the net change in the valuation allowance was related to foreign net operating loss carryforward. Accrued income tax liabilities of $18,861 and $4,560 at December 31, 2002 and 2001, respectively, are included in other accrued expenses in the Consolidated Balance Sheet.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2002	2001	2000

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	2.3	1.9	1.6
Non-deductible purchase accounting differences		3.6	2.7
Foreign earnings and dividends taxed at different rates	(5.2)	(2.3)	.9
Valuation allowance	.2	.4	(1.8)
Other	2.2	(.4)	(.7)
Effective tax rate	34.5%	38.2%	37.7%

The Company’s deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

	December 31,
	2002	2001

Deferred tax assets:
Accrued liabilities and reserves	$9,421	$15,764
Operating loss carryforward	2,704	2,586
Pension	26,056	1,203
Employee benefits	2,475	2,682
	$40,656	$22,235
Deferred tax liabilities:
Depreciation	$6,454	$5,526

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries, since the Company intends to reinvest these earnings indefinitely. The Company is subject to periodic audits of its various tax returns by government agencies; management does not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on the Company’s financial position or results of operations.

Note 4 - Shareholders’ Equity

In May 1997, the Company adopted the 1997 Option Plan, and in May 2000, adopted the 2000 Option Plan (“Plans”). The Plans authorize the granting of stock options by a committee of the Board of Directors. At December 31, 2002, the maximum number of shares of common stock available for the granting of stock options under the Plans was 217,065. Options granted under the Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options are generally subject to Management Stockholder Agreements which, among other things, place restrictions on the sale or transfer of such shares.

Stock option activity for 2000, 2001, and 2002 was as follows:

	Options	Average Price

Options outstanding at December 31, 1999	2,917,060	$14.77
Options granted	1,129,500	49.40
Options exercised	(192,986)	13.94
Options cancelled	(98,152)	23.51
Options outstanding at December 31, 2000	3,755,422	25.00
Options granted	522,450	40.97
Options cancelled	(58,175)	36.22
Options outstanding at December 31, 2001	4,219,697	26.82
Options granted	715,500	43.80
Options exercised	(265,404)	14.18
Options cancelled	(45,248)	36.54
Options outstanding at December 31, 2002	4,624,545	$30.07

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Average Price	Remaining Term	Shares	Average Price
$ 13.00	1,801,054	$13.00	4.38	1,801,054	$13.00
15.00-20.00	427,591	18.52	6.21	254,575	18.37
25.00-30.00	123,400	28.73	5.42	96,720	28.80
31.00-40.00	29,000	34.96	7.84	8,800	34.33
41.00-50.00	2,235,000	45.95	8.22	514,130	48.02
55.00-60.00	8,500	56.75	7.76	3,400	56.75
	4,624,545	$30.07	6.46	2,678,679	$20.93

At December 31, 2002, Kohlberg Kravis Roberts and Co. L.P. (“KKR”) and its affiliates owned 49.1% of the Company’s outstanding common stock. The Company pays KKR an annual fee of $1,000 for management consulting and financial services.

Balances of related after-tax components comprising accumulated other comprehensive loss, included in shareholders’ equity at December 31, 2000, 2001 and 2002 are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Interest Rate Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss

Balance at December 31, 1999	$(13,028)			$(13,028)
Translation adjustments	(10,702)			(10,702)
Balance at December 31, 2000	(23,730)			(23,730)
Translation adjustments	(9,612)			(9,612)
Revaluation of interest rate derivatives, net of tax of $5,794		$(8,837)		(8,837)
Minimum pension liability adjustment, net of tax of $10,360			$(15,802)	(15,802)
Balance at December 31, 2001	(33,342)	(8,837)	(15,802)	(57,981)
Translation adjustments	10,377			10,377
Expiration of interest rate derivatives, net of tax of $5,794		8,837		8,837
Minimum pension liability adjustment, net of tax of $25,844			(42,452)	(42,452)
Balance at December 31, 2002	$(22,965)	$	$(58,254)	$(81,219)

Note 5 - Benefit Plans and Other Postretirement Benefits

The Company and its domestic subsidiaries have a defined benefit pension plan covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The following is a summary of the Company’s defined benefit plans funded status as of the most recent actuarial valuations (December 31, 2002 and 2001).

	December 31, 2002	December 31, 2001
	Accumulated Benefits Exceed Assets	Accumulated Benefits Exceed Assets	Assets Exceed Accumulated Benefits

Change in benefit obligation:
Benefit obligation at beginning of year	$232,526	$193,810	$21,268
Service cost	5,116	3,814	1,177
Interest cost	16,313	14,344	1,446
Plan participants’ contributions	140		139
Amendments		3,938
Actuarial (gain) loss	23,705	11,810	(1,993)
Foreign exchange	5,472	(1,273)	(486)
Benefits paid	(15,271)	(14,814)	(654)
Benefit obligation at end of year	268,001	211,629	20,897

Change in plan assets:
Fair value of plan assets at beginning of year	193,190	193,214	26,355
Actual return on plan assets	(25,428)	(9,314)	(2,232)
Employer contribution	229	207
Plan participants’ contributions	140		139
Foreign exchange	2,192	(80)	(563)
Benefits paid	(14,244)	(13,882)	(654)
Fair value of plan assets at end of year	156,079	170,145	23,045

Funded status:	(111,922)	(41,484)	2,148
Unrecognized net actuarial loss	109,253	36,607	3,806
Unrecognized prior service cost	8,694	10,796	(445)
Unrecognized transition obligation net	(1,163)	61	(1,459)
Additional minimum pension liability	(103,830)	(36,862)
(Accrued) prepaid benefit cost	$(98,968)	$(30,882)	$4,050

	Year Ended December 31,
	2002	2001	2000

Components of net pension cost:
Service cost	$5,116	$4,991	$4,786
Interest cost	16,313	15,790	14,954
Expected return on plan assets	(22,281)	(22,014)	(21,167)
Net amortization of actuarial losses	1,575	926	1,101
Net pension cost (income)	$723	$(307)	$(326)

The weighted-average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligation was 6.5% (7.25% in 2001 and 7.5% in 2000) and 3.0% (3.25% in 2001 and 3.5% in 2000), respectively. The expected long-term rate of return on assets was 10.5% (9.5% in 2003). Plan assets consist primarily of U.S. equity and debt securities. The Company has also adopted an unfunded Supplemental Employee Retirement Plan (“SERP”) which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $25,170 and $19,356 at December 31, 2002 and 2001, respectively. Such obligation is included in the Consolidated Balance Sheet and the tables above.

In accordance with the provisions of FAS No. 87, the Company has recognized a minimum pension liability at December 31, 2002 of $103,830 ($36,862 at December 31, 2001) for circumstances in which a pension plan’s accumulated benefit obligation exceeded the fair value of the plan’s assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost, with the balance recorded as a reduction in shareholders’ equity, net of related deferred tax benefits.

The Company maintains self insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, management believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the APBO at December 31, 2002 and 2001 was 6.5% and 7.25%, respectively.

Summary information on the Company’s postretirement medical plans is as follows:

	December 31,
	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$13,763	$10,835
Service cost	71	75
Interest cost	912	972
Paid benefits and expenses	(1,849)	(1,620)
Actuarial loss	525	3,501
Benefit obligation at end of year	$13,422	$13,763

Funded status	$(13,422)	$(13,763)
Unrecognized net actuarial loss	10,092	10,499
Unrecognized transition obligation	621	683
Accrued benefit cost	$(2,709)	$(2,581)

	Year ended December 31,
	2002	2001	2000
Components of net postretirement benefit cost:
Service cost	$71	$75	$61
Interest cost	912	972	819
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	934	975	731
Net postretirement benefit cost	$1,979	$2,084	$1,673

Note 6 - Leases

At December 31, 2002, the Company was committed under operating leases which expire at various dates through 2008. Total rent expense under operating leases for the years 2002, 2001, and 2000 was $16,007, $16,762 and $17,429, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2003	$12,968
2004	8,259
2005	5,117
2006	2,956
2007	1,967
Beyond 2007	6,553
Total minimum obligation	$37,820

Note 7 - Reportable Business Segments and International Operations

The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable and related products primarily for communication markets, including cable television. The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 herein. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, headquarters’ expense allocations, income taxes and nonrecurring gains and losses. The Company’s reportable segments are an aggregation of business units that have similar production processes and products.

	Interconnect products and assemblies			Cable products			Total
	2002	2001	2000	2002	2001	2000	2002	2001	2000

Net Sales
- external	$892,309	$906,799	$1,009,162	$169,693	$196,972	$350,540	$1,062,002	$1,103,771	$1,359,702
- intersegment	1,840	1,454	71	8,864	7,200	16,385	10,704	8,654	16,456
Depreciation and amortization	28,369	27,330	24,773	6,005	4,551	3,706	34,374	31,881	28,479
Segment operating income	150,881	180,729	194,688	28,820	38,239	75,943	179,701	218,968	270,631
Segment assets	436,682	418,066	435,279	80,898	83,581	73,081	517,580	501,647	508,360
Additions to property, plant and equipment	16,645	27,444	38,109	2,171	11,083	14,771	18,816	38,527	52,880

Reconciliation of segment operating income to consolidated income before taxes:

	2002	2001	2000

Segment operating income	$179,701	$218,968	$270,631
Amortization of goodwill		(14,340)	(13,394)
Interest expense	(45,930)	(56,099)	(61,710)
Headquarters’ expense and other net expenses	(11,109)	(13,174)	(22,309)
Consolidated income before taxes	$122,662	$135,355	$173,218

Reconciliation of segment assets to consolidated total assets:

	2002	2001	2000

Segment assets	$517,580	$501,647	$508,360
Goodwill	486,841	460,442	411,182
Other unallocated assets	74,487	64,654	84,780
Consolidated total assets	$1,078,908	$1,026,743	$1,004,322

Geographic information:

	Net Sales			Land and depreciable assets
	2002	2001	2000	2002	2001	2000

United States	$501,073	$538,938	$714,756	$66,871	$80,343	$77,245
International	560,929	564,833	644,946	93,819	84,544	83,740
Total	$1,062,002	$1,103,771	$1,359,702	$160,690	$164,887	$160,985

Revenues by geographic area are based on customer location to which product is shipped.

Note 8 - Other Expenses, net

Other income (expense) is comprised as follows:

	Year Ended December 31,
	2002	2001	2000

Foreign currency transaction gains (losses)	$(2,729)	$1,398	$3,298
Program fees on sale of accounts receivable	(1,826)	(3,888)	(5,527)
Minority interests	(1,770)	(1,792)	(5,415)
Agency and commitment fees	(554)	(471)	(670)
License fee settlement	1,476
Other	48	(820)	(1,181)
	$(5,355)	$(5,573)	$(9,495)

Note 9 - Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s financial position or results of operations.

Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At December 31, 2002, approximately $29,100 of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial condition or results of operations.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in July 2003 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The aggregate value of receivables transferred to the pool for the year 2002, 2001 and 2000 were $541,834, $598,659, and $833,653, respectively. At December 31, 2002, and 2001, respectively, $21,427 and $20,548 of accounts receivable were transferred to the subsidiary, but not purchased by the financial institution and are therefore included in the accounts receivable balance in the accompanying Consolidated Balance Sheet. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At December 31, 2002 and 2001, approximately $63,200 and $74,200, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

Note 10 - Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2002
Net sales	$255,976	$270,865	$268,115	$267,046
Gross profit, including depreciation	76,972	83,967	83,109	83,343
Net income	17,193	20,003	20,666	22,482
Net income per share - Basic	.41	.47	.49	.53
Net income per share - Diluted	.40	.46	.48	.52
Stock price - High	51.75	49.00	42.46	45.81
- Low	40.25	35.50	30.11	27.47
2001
Net sales	$316,672	$274,146	$252,581	$260,372
Gross profit, including depreciation	109,149	94,090	82,749	81,705
Net income	28,505	22,536	16,633	16,036
Net income per share - Basic	.68	.54	.40	.38
Net income per share - Diluted	.67	.53	.39	.37
Stock price - High	50.75	57.99	45.95	52.95
- Low	28.30	29.11	32.00	32.50

2000
Net sales	$300,049	$335,510	$354,694	369,449
Gross profit, including depreciation	96,034	108,745	116,158	123,430
Net income	20,264	26,210	28,834	32,596
Net income per share - Basic	.49	.63	.69	.78
Net income per share - Diluted	.48	.61	.67	.76
Stock price - High	52.13	66.50	70.38	68.25
- Low	30.31	43.19	48.38	32.00

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Registrant is incorporated by reference from the Company’s definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part I of this Form 10-K in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 11 is incorporated by reference from the Company’s definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 12 is incorporated by reference from the Company’s definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 13 is incorporated by reference from the Company’s definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 14. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within the 90 day period prior to the filing of this annual report, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements Page

Report of Management

Independent Auditors’ Report

Consolidated Statement of Income - Years Ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated Balance Sheet - December 31, 2002 and December 31, 2001

Consolidated Statement of Changes in Shareholders’ Equity - Years Ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated Statement of Cash Flow - Years Ended December 31, 2002, December 31, 2001 and December 31, 2000

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2002

Schedule

Independent Auditors’ Report on Schedule

II - Valuation and Qualifying Accounts

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

10.4	2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10-K).*

10.5	2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).*

10.6	2003 Amphenol Incentive Plan.

10.7	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*

10.8	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*

* Incorporated herein by reference as stated.

10.9	LPL Technologies Inc. and Affiliated Companies Employee Savings/401 (k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*

10.10	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*

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

10.14

Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company’s Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).*

10.15	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*

10.16	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*

10.17	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*

10.18	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*

10.19	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*

10.20	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*

10.21	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19,1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*

10.22	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*

10.23	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26,1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*

* Incorporated herein by reference as stated.

10.24	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*

10.25	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*

10.26	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*

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

10.30	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*

10.31	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*

10.32	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*

10.33	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2001 10-K).*

10.34	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*

10.35	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*

10.36	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*

* Incorporated herein by reference as stated.

11	Statement regarding computation of per share earnings.

12	Statement regarding computation of ratio of earnings to fixed charges.

22	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the last quarter of the period covered by this report.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and

Shareholders of Amphenol Corporation

Wallingford, Connecticut

We have audited the consolidated balance sheets of Amphenol Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 14, 2003 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142) included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Amphenol Corporation listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
January 14, 2003

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Acquisitions	Deductions	Balance at end of period

2002 Allowance for doubtful accounts	$5,191	$3,691	$	$650	$(720)	$8,812

2001 Allowance for doubtful accounts	3,044	3,379	75	201	(1,508)	5,191

2000 Allowance for doubtful accounts	2,232	1,027	65	197	(477)	3,044

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 28th day of March 2003.

AMPHENOL CORPORATION

/s/ Martin H. Loeffler
Martin H. Loeffler
Chairman, Chief Executive
Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ Martin H. Loeffler	Chairman,Chief Executive Officer and President	March 28, 2003
Martin H. Loeffler
(Principal Executive Officer)

/s/ Edward G. Jepsen	Chief Financial Officer	March 28, 2003
Edward G. Jepsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew M. Clarkson	Director	March 28, 2003

/s/ Henry R. Kravis	Director	March 28, 2003

/s/ Andrew E. Lietz	Director	March 28, 2003

/s/ Marc S. Lipschultz	Director	March 28, 2003

/s/ Michael W. Michelson	Director	March 28, 2003

/s/ Scott Nuttall	Director	March 28, 2003

/s/ George R. Roberts	Director	March 28, 2003

/s/ Dean H. Secord	Director	March 28, 2003

Amphenol Corporation

Certification pursuant to

Section 302 of

the Sarbanes-Oxley Act of 2002

Certification

I, Martin H. Loeffler, certify that:

1.     I have reviewed this annual report on Form 10-K of Amphenol Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Martin H. Loeffler
Martin H. Loeffler
Chairman, President and
Chief Executive Officer

Amphenol Corporation

Certification pursuant to

Section 302 of

the Sarbanes-Oxley Act of 2002

Certification

I, Edward G. Jepsen, certify that:

1.     I have reviewed this annual report on Form 10-K of Amphenol Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Edward G. Jepsen
Edward G. Jepsen
Executive Vice President and
Chief Financial Officer