Form 10-Q
period 2003-03-31
AMPHENOL CORP /DE/
filed 2003-04-22
CIK 820313

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

Or

/ /  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
Commission File Number 1-10879

AMPHENOL CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2785165 (I.R.S. Employer Identification No.)
358 Hall Avenue Wallingford, Connecticut 06492 203-265-8900 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

        Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /x/    No / /

        As of March 31, 2003, the total number of shares outstanding of Class A Common Stock was 42,575,405.

AMPHENOL CORPORATION

Index to Quarterly Report
on Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and short term cash investments	$32,142	$20,659
Accounts receivable, less allowance for doubtful accounts of $9,244 and $8,812, respectively	149,003	131,252
Inventories	209,069	205,643
Prepaid expenses and other assets	32,286	31,610

Total current assets	422,500	389,164

Land and depreciable assets, less accumulated depreciation of $296,018 and $285,427, respectively	167,103	160,690
Deferred debt issuance costs	4,031	4,382
Goodwill	495,066	486,841
Deferred taxes and other assets	37,608	37,831

	$1,126,308	$1,078,908

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$89,573	$88,533
Accrued interest	8,220	4,957
Accrued salaries, wages and employee benefits	27,122	24,568
Other accrued expenses	48,530	39,493
Current portion of long-term debt	82,437	78,363

Total current liabilities	255,882	235,914

Long-term debt	566,806	565,885
Accrued pension and post employment benefit obligations	104,695	102,418
Deferred taxes and other liabilities	6,459	7,709
Shareholders' Equity:
Common stock	43	43
Additional paid-in capital (deficit)	(274,166)	(274,282)
Accumulated earnings	545,753	522,440
Accumulated other comprehensive loss	(79,164)	(81,219)

Total shareholders' equity	192,466	166,982

	$1,126,308	$1,078,908

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2003	2002
Net sales	$277,774	$255,976
Costs and expenses:
Cost of sales, excluding depreciation and amortization	182,653	170,735
Depreciation and amortization expense	8,808	8,398
Selling, general and administrative expense	41,142	36,570

Operating income	45,171	40,273
Interest expense	(8,124)	(12,838)
Other expenses, net	(1,724)	(1,186)

Income before income taxes	35,323	26,249
Provision for income taxes	(12,010)	(9,056)

Net income	$23,313	$17,193

Net income per common share—Basic	$.55	$.41

Average common shares outstanding—Basic	42,572,680	42,301,349

Net income per common share—Diluted	$.54	$.40

Average common shares outstanding—Diluted	43,511,042	43,442,356

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

for the three months ended March 31, 2003
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in Deficit	Comprehensive Income			Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Beginning balance at December 31, 2002	$43	$(274,282)				$522,440	$(81,219)	$166,982
Comprehensive income:
Net income			$	[23,313	]	23,313		23,313

Other comprehensive income, net of tax:
Translation adjustments				2,055			2,055	2,055

Comprehensive income			$	[25,368	]

Other adjustments		116						116

Ending balance at March 31, 2003	$43	($274,166)				$545,753	($79,164)	$192,466

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

for the three months ended March 31, 2002
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in Deficit	Comprehensive Income			Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Beginning balance at December 31, 2001	$42	$(280,224)				$442,096	$(57,981)	$103,933
Comprehensive income:
Net income			$	[17,193	]	17,193		17,193

Other comprehensive loss, net of tax:
Translation adjustments				(3,415)			(3,415)	(3,415)
Revaluation of interest rate derivatives				2,301			2,301	2,301

Other comprehensive loss				(1,114)

Comprehensive income			$	[16,079	]

Other adjustments		102						102

Ending balance at March 31, 2002	$42	($280,122)				$459,289	($59,095)	$120,114

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2003	2002
Net income	$23,313	$17,193
Adjustments for cash from operations:
Depreciation and amortization	8,808	8,398
Amortization of deferred debt issuance costs	351	351
Net change in non-cash components of working capital	3,310	17,693

Cash flow provided by operations	35,782	43,635

Cash flow from investing activities:
Capital additions, net	(6,595)	(4,088)
Investments in acquisitions	(15,680)	(11,950)

Cash flow used by investing activities	(22,275)	(16,038)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	432	(18,875)
Decrease in borrowings under Bank Agreement	—	(5,000)
Net change in receivables sold	(2,500)	(4,900)
Proceeds from exercise of stock options including tax benefit	44	—

Cash flow used by financing activities	(2,024)	(28,775)

Net change in cash and short-term cash investments	11,483	(1,178)
Cash and short-term cash investments, balance beginning of period	20,659	27,975

Cash and short-term cash investments, balance end of period	$32,142	$26,797

Cash paid during the period for:
Interest	$4,511	$11,282
Income taxes, net of refunds	4,362	2,785

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1—Principles of Consolidation and Interim Financial Statements

        The condensed consolidated balance sheet as of March 31, 2003 and December 31, 2002, and the related consolidated statements of income and of changes in shareholders' equity and the condensed consolidated statement of cash flow for the three months ended March 31, 2003 and 2002 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2002 Annual Report on Form 10-K.

Note 2—Inventories

        Inventories consist of:

	March 31, 2003	December 31, 2002
Raw materials and supplies	$34,805	$38,133
Work in process	118,219	111,337
Finished goods	56,045	56,173

	$209,069	$205,643

Note 3—Reportable Business Segments

        The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable and related products primarily for communication markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products. The segment results for the three months ended March 31, 2003 and 2002 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2003	2002	2003	2002	2003	2002
Net sales
—external	$242,545	$210,333	$35,229	$45,643	$277,774	$255,976
—intersegment	383	262	3,357	2,255	3,740	2,517
Segment operating income	42,310	33,492	5,410	8,159	47,720	41,651

        Reconciliation of segment operating income to consolidated income before taxes for the three months ended March 31, 2003 and 2002:

	2003	2002
Segment operating income	$47,720	$41,651
Interest expense	(8,124)	(12,838)
Other net expenses	(4,273)	(2,564)

Consolidated income before income taxes	$35,323	$26,249

Note 4—Commitments and Contingencies

        In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

        Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At March 31, 2003, approximately $29,900 of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60,000 of accounts receivable and expires in July 2003 with respect to an additional $25,000 of accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. In certain circumstances the Company is contingently liable for the collection of the receivables sold; management believes that its allowance for doubtful accounts is adequate to absorb the expense of any such liability. At March 31, 2003 and

December 31, 2002, approximately $60,700 and $63,200, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

Note 5—New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. The statement is effective beginning January 1, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002 and did not have a material impact on the Company's Consolidated Financial Statements.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure". FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options, and the disclosures required by FAS Nos. 123 and 148 are included in Note 6 herein.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective July 1, 2003, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 6—Stock Options

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	2003		2002
Net income		$23,313		$17,193
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects		(1,127)		(1,640)

Pro forma net income		$22,186		$15,553

Earnings Per Share:
Basic-as reported		$.55		$.41
Basic-pro forma		$.52		$.37
Diluted-as reported	$	..54	$	..40
Diluted-pro forma		$.51		$.36

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, unless otherwise noted, except per share data)

Item 2. Results of Operations

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

        Net sales increased approximately 9% to $277,774 in the first quarter of 2003 compared to sales of $255,976 for the same period in 2002. The increase is primarily attributable to increased sales of interconnect products for industrial/automotive, military/aerospace and wireless communication markets. Such increases were partially offset by decreased sales of coaxial cable products for the broadband communications market resulting from the slowdown in capital spending by cable operators for network upgrades and expansion. Currency translation had the effect of increasing sales in the first quarter of 2003 by approximately $16.8 million when compared to exchange rates for the 2002 period.

        The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 31% for the first quarter of 2003 compared to 30% for the 2002 period. The increase in gross margin is generally attributable to the effects of higher sales volume and cost reduction activities.

        Selling, general and administrative expenses as a percentage of net sales increased to 14.8% in the first quarter 2003 compared to 14.3% in the 2002 period. The increase in 2003 is attributable to increases in selling expense and research and development costs.

        Interest expense for the first quarter of 2003 was $8,124 compared to $12,838 for the 2002 period. The decrease is attributable to lower average debt levels and lower interest rates.

        The provision for income taxes for the first quarter of 2003 was at an effective rate of 34% compared to 34.5% in the 2002 period.

Liquidity and Capital Resources

        Cash provided by operating activities was $35,782 in the first quarter of 2003 compared to $43,635 in the 2002 period. The decrease in cash flow relates primarily to a net increase in non-cash components of working capital offset in part by an increase in net income.

        For the first quarter of 2003, cash from operating activities was used primarily to fund capital expenditures of $6,595, acquisitions of $15,680, a reduction in sales of receivables of $2,500 and to increase cash balances by $11,483. For the first quarter of 2002, cash from operating activities was used to fund capital expenditures of $4,088, acquisitions of $11,950, a reduction in sales of receivables of $4,900 and a reduction in bank debt of $23,875.

        The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, consisting of a Tranche A and B, and a $150 million revolving credit facility. At March 31, 2003 the Tranche A had a balance to $179.5 million and matures over the period 2003 to 2004, and the Tranche B had a balance of $284.5 million and matures over the period of 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at March 31, 2003 was $142.8 million, after reduction of $7.2 million for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, indebtedness and restricted payments, including dividends on the Company's common stock.

        The Company's primary ongoing cash requirements will be for operating and capital expenditures, product development activities and debt service. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on its 9 7/8% Senior Subordinated Notes due 2007.

        The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its common stock. The Company expects that ongoing requirements for operating and capital expenditures, product development activities and debt service will be funded by internally generated cash flow and availability under the Company's revolving credit facility. The Company may also use cash to fund part or all of the cost of future acquisitions.

        The Company is currently pursuing a refinancing of its senior credit facilities. The new credit facilities would be used to replace the Company's existing credit facilities, and may be used to redeem all or a portion of the Company's outstanding senior subordinated notes.

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 million in a designated pool of qualified accounts receivable. The agreement expires in May 2004 with respect to $60.0 million of accounts receivable and expires in July 2003 with respect to an additional $25.0 million of accounts receivable. At March 31, 2003, approximately $60.7 million of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

Environmental Matters

        Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At March 31, 2003, approximately $29.9 million of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations.

Safe Harbor Statement

        Statements in this report that are not historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 2002 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in its 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within the 90 day period prior to the filing of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Reference is made to the Company's 2002 Annual Report on Form 10-K, (the "10-K").

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None

Item 5.    OTHER INFORMATION

        None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits
2.1	Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).**
2.2	Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).**
3.1	Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation)(filed as Exhibit 3.1 to the June 30, 1997 10-Q).**
3.2	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By- Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).**
3.3	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).**
4.1	Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 15, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).**
10.1	Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).**
10.2	Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).**

10.3	Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to the June 30, 1997 10-Q).**
10.4	2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10- K).**
10.5	2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).**
10.6	2003 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2002 10-K).**
10.7	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).**
10.8	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).**
10.9	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).**
10.10	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).**
10.11	Amphenol Corporation Directors' Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).**
10.12	Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).**
10.13	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).**
10.14	Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).**
10.15	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).**
10.16	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).**
10.17	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).**
10.18	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).**
10.19	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).**
10.20	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).**
10.21	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).**
10.22	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).**

10.23	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).**
10.24	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).**
10.25	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).**
10.26	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).**
10.27	Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).**
10.28	Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).**
10.29	First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).**
10.30	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).**
10.31	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).**
10.32	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).**
10.33	Management Stockholders' Agreement entered into as of June 5, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2001 10-K).**
10.34	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).**
10.35	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).**
10.36	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).**
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*
Filed herewith

**
Previously filed

(b)
Reports filed on Form 8-K

        There were no reports on Form 8-K filed for or during the first quarter ended March 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION
DATE: April 22, 2003	By:	/s/ EDWARD G. JEPSEN Edward G. Jepsen Executive Vice President and Chief Financial Officer

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

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

DATE: April 22, 2003
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

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

DATE: April 22, 2003
/s/  EDWARD G. JEPSEN
Edward G. Jepsen
 Executive Vice President
and Chief Financial Officer

QuickLinks

AMPHENOL CORPORATION Index to Quarterly Report on Form 10-Q
Part I. Financial Information
AMPHENOL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (dollars in thousands)
AMPHENOL CORPORATION CONSOLIDATED STATEMENT OF INCOME (Unaudited) (dollars in thousands, except per share data)
AMPHENOL CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY for the three months ended March 31, 2003 (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY for the three months ended March 31, 2002 (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, unless otherwise noted, except per share data)
PART II OTHER INFORMATION
SIGNATURE
Amphenol Corporation Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification
Certification