Form 10-K/A
period 2002-12-31
AMPHENOL CORP /DE/
filed 2003-08-05
CIK 820313

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

        As of February 28, 2003 the total number of shares outstanding of registrant's common stock was 42,572,423.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

Explanatory Note

        This Amendment No. 1 to the Annual Report on Form 10-K of Amphenol Corporation is being filed in response to certain comments we received from the Staff of the Securities and Exchange Commission in connection with the Staff's review of our registration statement on Form S-3 originally filed on June 16, 2003. That registration statement incorporates this Annual Report by reference. This Amendment makes certain changes in the form of additional or supplemental disclosure to the following sections: Business (Item 1), Legal Proceedings (Item 3), Submission of Matters to a Vote of Security-Holders (Item 4), Market for Registrant's Common Equity and Related Stockholder Matters (Item 5), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), and the Notes to the Consolidated Financial Statements (Item 8). This amended report continues to speak as of the date of the original filing of the Form 10-K for the fiscal year ended December 31, 2002, and it does not reflect any subsequent information or events other than the changes referred to above. While the additional or supplemental disclosure is intended to enhance an investor's understanding of certain aspects of our business and financial condition, we do not consider the changes taken as a whole to represent a material change to the disclosure previously presented in the Annual Report as originally filed.

PART I

Item 1. Business

General

        Amphenol Corporation ("Amphenol" or the "Company") is one of the world's largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and flat-ribbon cable. The Company was incorporated in 1987. Certain predecessor businesses, which now constitute part of the Company, have been in business since 1932. The primary end markets for the Company's products are:

  •
  communication systems for the converging technologies of voice, video and data communications;

  •
  a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation and natural resource exploration, and automotive applications; and

  •
  commercial and military aerospace applications.

        The Company's strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2002, the Company reported net sales, operating income and net income of $1,062.0 million, $173.9 million and $80.3 million, respectively. The table below summarizes information regarding the Company's primary markets and end applications for the Company's products:

	Communications	Industrial/Automotive	Commercial and Military Aerospace
Percentage of Sales	52%	23%	25%

Primary End Applications	Voice •wireless handsets and personal communication devices •base stations and other wireless and telecommunications infrastructure	Factory automation Instrumentation and medical systems Automobile safety systems and other on board electronics Mass transportation Oil exploration Off-road construction	Military and Commercial Aircraft •avionics •engine controls •flight controls •passenger related systems Missile systems Battlefield communications Satellite and Space Station programs
	Video •cable television networks and set top converters

	Data
	•cable modems
	•servers and storage systems
	•computers, personal computers and related peripherals
	•data networking equipment

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

        The Company's Times Fiber subsidiary is the world's second largest producer of coaxial cable for the cable television market. The Company believes that its Times Fiber unit is one of the lowest cost producers of coaxial cable for cable television. The Company's coaxial cable and connector products are used in cable television systems including full service cable television/telecommunication systems being installed by cable operators and telecommunication companies offering video, voice and data services. The Company is also a major supplier of coaxial cable to the developing international cable television market.

        The Company is a global manufacturer employing advanced manufacturing processes. The Company manufactures and assembles its products at facilities in the Americas, Europe, Asia and Australia. The Company sells its connector products through its own global sales force and independent manufacturers' representatives to thousands of OEMs in approximately 60 countries throughout the world as well as through a global network of electronics distributors. The Company sells its coaxial cable products primarily to cable television operators and to telecommunication companies who have entered the broadband communications market. For the year 2002, approximately 50% of the Company's net sales were in North America, 26% were in Europe and 24% were in Asia and other countries.

        The Company implements its product development strategy through product design teams and collaboration arrangements with customers which result in the Company obtaining approved vendor status for its customers'new products and programs. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. By developing application specific products, the Company has decreased its exposure to standard products which generally experience greater pricing pressure. In addition to product design teams and customer collaboration arrangements, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers. The Company is also focused on making strategic acquisitions in certain markets to further broaden and enhance its product offerings and expand its global capabilities.

Business Segments

        The following table sets forth the dollar amounts of the Company's net trade sales for its business segments. For a discussion of factors affecting changes in sales by business segment and additional segment financial data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 in the Company's "Notes to Consolidated Financial Statements."

	2002	2001	2000
	(dollars in thousands)
Net trade sales by business segment:
Interconnect products and assemblies	$892,309	$906,799	$1,009,162
Cable products	169,693	196,972	350,540

	$1,062,002	$1,103,771	$1,359,702

Net trade sales by geographic area (1):
United States operations	$501,073	$538,938	$714,756
International operations	560,929	564,833	644,946

	$1,062,002	$1,103,771	$1,359,702

(1)
Based on customer location to which product is shipped.

        Interconnect Products and Assemblies. The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial and military aerospace systems, automotive and mass transportation applications, and industrial and factory automation equipment. Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission. Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment. The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: engineered cable assemblies used in base stations for wireless communication systems and internet networking equipment; smart card acceptor devices used in mobile GSM telephones, cable modems and other applications to facilitate reading data from smart cards; fiber optic couplers and connectors used in fiber optic signal transmission; input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; and sculptured flexible circuits used for integrating printed circuit boards in communication applications. The Company also designs and produces a broad range of radio frequency connector products used in telecommunications, computer and office equipment, instrumentation equipment and local area networks. The Company's radio frequency interconnect products and assemblies are also used in base stations, mobile communication devices and other components of cellular and personal communications networks.

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

        The rapid development in fiber optic technologies, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires) and other communication technologies, including the Company's development of higher capacity coaxial cable, have resulted in technologies that enable cable television systems to provide channel capacity in excess of 500 channels. Such expanded channel capacity, along with other component additions, permit cable operators to offer full service networks with a variety of capabilities including near video-on-demand, pay-per-view special events, home shopping networks, interactive entertainment and education services, telephone services and high-speed access to data resources such as the Internet. With respect to expanded channel capacity systems, cable operators have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, a cable system using both fiber optic cable and coaxial cable. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, with the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communication devices. The Company believes that while system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of the cable systems, there will be an ongoing need for high capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system. In addition, U.S. cable system designs are increasingly being employed in international markets where cable television penetration is generally lower than in the U.S. The Company believes the development of cable television systems in international markets presents a significant opportunity to increase sales of its coaxial cable products.

        The Company is also a leading producer of flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment components as well as in a variety of telecommunication applications.

International Operations

        The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 53% of the Company's sales for the year ended December 31, 2002 were outside the United States. Approximately 49% of such international sales were in Europe. The Company has manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, and Estonia and sales offices in most European markets. The Company's European operations generally have strong positions in their respective local markets. The balance of the Company's international activities are located in Asia, Canada, Latin America and Australia. Asian operations include manufacturing facilities in Japan, Taiwan, China, Korea, India and Malaysia. The Company's international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company's other operations around the world. The Company has low cost manufacturing and assembly facilities in Mexico, China, India and Eastern Europe to serve regional and world markets.

Customers

        The Company's products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 4% of net sales for the year ended December 31, 2002. The Company sells its products to over 10,000 customer locations worldwide. The Company's products are sold both directly to OEMs, cable system operators, telecommunication companies and through manufacturers'representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide comprehensive design capabilities, a broad selection of products and a high level of service in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

        The Company's sales to distributors represented approximately 20% of the Company's 2002 sales. The Company's recognized brand names, including "Amphenol," "Times Fiber," "Tuchel," "Socapex," "Sine," "Spectra-Strip," "Pyle-National," "Matrix," "Kai Jack" and others, together with the Company's strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

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

        The Company's policy is to maintain strong cost controls in its manufacturing and assembly operations. The Company is continually evaluating and adjusting its expense levels and workforce to reflect current business conditions and maximize the return on capital investments.

        The Company purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and silver used in platingäminum, brass, steel, copper and bimetallic products used for cable, contacts and connector shells; and plastic materials used for cable and connector bodies and inserts. Such raw materials are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is not dependent upon any one source for raw materials, or if one source is used the Company attempts to protect itself through long-term supply agreements.

Research and Development

        The Company's research and development expense for the creation of new and improved products and processes was $24.2 million, $22.6 million and $23.5 million for 2002, 2001 and 2000, respectively. The Company's research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

        The Company owns a number of active patents worldwide. The Company also regards its trademarks "Amphenol," "Times Fiber," "Tuchel," "Socapex," "Sine," "Spectra-Strip," "Pyle-National," "Matrix," "Kai Jack" and others to be of value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks. While the Company considers its patents and trademarks to be valuable assets, the Company does not believe that its competitive position is dependent on patent or trademark protection or that its operations are dependent on any individual patent or trademark.

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

Other

        The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the Company's web site, www. amphenol.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492.

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

  –
  A global economic slowdown in any one, or all, of the Company's market segments.

  –
  The effects of extreme changes in monetary and fiscal policies in the U.S. and abroad including extreme currency fluctuations and unforeseen inflationary pressures.

  –
  Severe and unforeseen price pressure on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements.

  –
  Increased difficulties in obtaining a consistent supply of basic materials like steel, aluminum, copper, bimetallic products, gold or plastic resins at stable pricing levels.

  –
  Unpredictable difficulties or delays in the development of new product programs.

  –
  Significant changes in interest rates or in the availability of financing for the Company or certain of its customers.

  –
  Rapid escalation of the cost of regulatory compliance and litigation.

  –
  Unexpected government policies and regulations affecting the Company or its significant customers.

  –
  Unforeseen intergovernmental conflicts or actions, including but not limited to armed conflict and trade wars.

  –
  Difficulties and unanticipated expense of assimilating newly-acquired businesses.

  –
  Any difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives.

  –
  The risks associated with any technological shifts away from the Company's technologies and core competencies. For example, a technological shift away from the use of coaxial cable in cable television/telecommunication systems could have a substantial impact on the Company's coaxial cable business.

  –
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

        Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup and monitoring costs and potential damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently performing monitoring activities at its manufacturing site in Sidney, New York. The Company is also performing monitoring, investigation, design and cleanup activities at three off-site disposal sites previously utilized by the Company's Sidney facility and others, the "Richardson Hill" landfill, the "Route 8" landfill and the "Sidney Center" landfill. The Company and Honeywell have entered into an administrative consent order with the United States Environmental Protection Agency (the "EPA") and are presently determining necessary and appropriate remedial measures for "Richardson Hill", which has been designated a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The administative consent order requires the Company to investigate the problem at the disposal site, propose a solution, design a system for cleanup and implement it. With respect to the second site, the "Route 8" landfill, the Company initiated a remediation program pursuant to a Consent Order with the New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995, the Company and Honeywell received a letter from the EPA demanding that the Company and Honeywell accept responsibility for the investigation and cleanup of the third site, Sidney Center landfill, another Superfund Site. The Sidney Center landfill was a municipal landfill site utilized by the Company's Sidney facility and other local towns and businesses. In 1996, the Company and Honeywell received a unilateral order from the EPA directing the Company and Honeywell to perform certain investigation, design and cleanup activities at the Sidney Center landfill site. The Company and Honeywell responded to the unilateral order by agreeing to undertake certain remedial design activities. In 1997, the EPA filed a lawsuit against the Company and Honeywell seeking reimbursement of past costs expended by the EPA in connection with activities at the Sidney Center landfill site and seeking to affix liability upon the Company and Honeywell for all additional costs to be incurred in connection with all further investigations, design and cleanup activities at the Sidney Center landfill site. The Company joined four local municipalities as co-defendants in the lawsuit. In 2001 the Company and Honeywell were ordered by the Court to pay the EPA approximately $3.5 million, net of contributions by the municipalities who had been joined as co-defendants in the lawsuit. Pursuant to that decision the Company and Honeywell will be responsible for completing the remedial design work and for implementing any agreed remediation plan at the Sidney Center landfill site. The municipalities who were joined in the lawsuit have agreed to monitor and maintain any caps installed at the Sidney Center landfill site as part of any remediation plan. The Company and Honeywell will be responsible for continuing groundwater monitoring at the site. The Company is also engaged in remediating or monitoring environmental conditions at certain of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at other off-site disposal sites. All such environmental matters referred to in this paragraph are covered by the Honeywell agreement. During 2002, the Company incurred costs of approximately $.7 million, net of indemnification payments received from Honeywell, in connection with investigating, remediating and monitoring environmental conditions at all of these facilities and sites. In 2003 Amphenol expects such expenditures, net of expected indemnification payments from Honeywell, to be less than $1.0 million.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of our shareholders during the last quarter of the year ended December 31, 2002.

Item 4.1 Executive Officers

        The following table sets forth the name, age and position with the Company of each person who was an executive officer of Amphenol as of December 31, 2002. Officers are elected to serve at the discretion of the Board of Directors in accordance with the By-Laws of the Company. The By-Laws of the Company provide that the Board of Directors shall elect the officers of the Company at its first meeting held after the Annual Meeting of Stockholders of the Company. All officers of the Company are elected to hold office until their successors are chosen and qualified, of until their earlier resignation or removal.

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

        As of February 28, 2003 there were 71 holders of record of the Company's common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

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

        Partnerships affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR") owned 49.1% of the Company's Class A Common Stock as of December 31, 2002. The Company pays KKR an annual fee of $1.0 million for management consulting and financial services.

        The following table summarizes our equity compensation plan information as of December 31, 2002:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,678,679	$20.93	217,065
Equity compensation plans not approved by security holders	—	—	—

Total	2,678,679	$20.93	217,065

Item 6. Selected Financial Data
(dollars in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Operations
Net sales	$1,062,002	$1,103,771	$1,359,702	$1,010,603	$918,877
Income before extraordinary item	80,344	83,710	107,904	44,295	36,510
Extraordinary loss				(8,674)
Net income	80,344	83,710	107,904	35,621	36,510
Net income per common share—Diluted:
Income before extraordinary item	1.85	1.95	2.52	1.21	1.02
Extraordinary loss				(.24)
Net income	1.85	1.95	2.52	.97	1.02
Financial Position
Working capital	$153,250	$166,857	$170,131	$189,252	$163,508
Total assets	1,078,908	1,026,743	1,004,322	836,376	807,401
Current portion of long-term debt	78,363	59,705	28,130	16,829	1,655
Long-term debt	565,885	660,614	700,216	745,658	952,469
Shareholders' equity (deficit)	166,982	103,933	29,234	(81,166)	(292,257)
Weighted average shares outstanding—diluted	43,445,600	42,997,121	42,878,922	36,664,016	35,884,794

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

2002 Compared to 2001

        Net sales were $1,062.0 million for the year ended December 31, 2002 compared to $1,103.8 million for 2001. Sales of interconnect products and assemblies decreased 2% compared to 2001 ($892.3 million in 2002 versus $906.8 million in 2001). Such decrease is primarily attributable to decreased sales (approx. $52.8 million) of products and interconnect systems for telecom infrastructure, datacom and industrial markets. These declines occurred primarily in North America and to a lesser extent in Europe and resulted from a generally slowing economy and a continuing slowdown in communication related markets. Major OEM customers that manufacture equipment for telecom infrastructure (including wireless) and internet related applications experienced a slowdown in purchases from system operators due to a variety of factors including the availability of capital and a shortfall from expectations of demand. Such declines were partially offset by increased sales (approx. $38.3 million) of products and interconnect systems for military aerospace, automotive and wireless handset markets. The increase in sales of military aerospace products (approximately $12 million), relates primarily to the acquisition of a backplane assembly business in North America. The increase in automotive sales (approximately $11 million), occurred primarily in North America and relates to the increasing use of electronic componentry in automobiles. The increase in sales in the wireless handset market (approximately $15 million), reflects the strong market for these products in Asia. Sales of cable products decreased 14% compared to 2001 ($169.7 million in 2002 versus $197.0 million in 2001). Such decrease is primarily attributable to a slowdown in capital spending by U.S. and international cable television operators. The lower levels of spending are not expected to change significantly in the near term.

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

        The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 31% for 2002 compared to 33% for 2001. The decrease in gross profit margin is generally attributable to a difficult pricing environment, particularly in the communications markets, and the adverse effect on production costs of the lower sales volume, partially offset by cost reduction programs relating to purchased materials and services and a shift of headcount from high cost to low cost labor areas. The pricing environment in communication related markets is expected to remain difficult in the near term.

        Selling, general and administrative expenses were $152.9 million and $155.8 million in 2002 and 2001 respectively, and remained constant at approximately 14% of sales. Research and development expenditures increased approximately $1.6 million, reflecting increases in expenditures for new product development. Selling and marketing expenses remained constant at approximately 7% of sales. Shipping expense, which relates primarily to sales of cable products to the Broadband market, declined approximately $2.6 million, commensurate with sales declines for those products. Administration expenses were down by approximately $1.5 million due to a reduction in compensation cost.

        Goodwill amortization expense was nil in 2002, as a result of adopting FAS No.142; whereas goodwill amortization was $14.3 million in 2001.

        Interest expense was $45.9 million for 2002 compared to $56.1 million for 2001. The decrease is primarily attributable to lower average debt levels and lower interest rates. At current interest rates, interest expense for 2003 is expected to be approximately $35 million.

        Other expenses, net for 2002 and 2001 was $5.4 million and $5.6 million, respectively. Other expenses, net, is comprised primarily of foreign currency transaction gains and losses ($2.7 million loss in 2002 and $1.4 million gain in 2001), reflecting the relative weakness of the U.S. dollar in 2002 and strength in 2001, program fees on sale of accounts receivable ($1.8 million in 2002 and $3.9 million in 2001), reflecting lower receivable sales and fee rates in 2002, minority interests ($1.8 million in 2002 and 2001) and agency and commitment fees on the Company's credit facilities ($.6 million in 2002 and $.5 million in 2001). In addition, in 2002 the Company realized $1.5 million of income relating to a license fee settlement. See Note 8 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

        The provision for income taxes for 2002 was at an effective rate of 35% compared to 38% in 2001. For 2001, the effective tax rate, excluding non-deductible goodwill amortization,was 35%.

2001 Compared to 2000

        Net sales were $1,103.8 million for the year ended December 31, 2001 compared to $1,359.7 million for 2000. Sales of interconnect products and assemblies decreased 10% compared to 2000 ($906.8 million in 2001 versus $1,009.2 million in 2000). Such decrease is primarily attributable to decreased sales of products and interconnect systems for telecom infrastructure, datacom and industrial markets. These declines occurred primarily in North America and to a lesser extent in Europe and resulted from a generally slowing economy and a significant slowdown in communication related markets. Major OEM customers that manufacture equipment for telecom infrastructure (including wireless) and internet related applications experienced a slowdown in purchases from system operators due to a variety of factors including the availability of capital and a shortfall from expectations of demand. Such declines were partially offset by increased sales of products and interconnect systems for military aerospace and automotive markets. The increase in sales in military aerospace products (approximately $40 million) occurred primarily in North America and Europe and relates to increases in defense expenditures and products for avionics packaging applications. Approximately $29 million of the increase related to two acquisitions completed in 2001. The increase in automotive sales of approximately $10 million related to the acquisition of a European cable assembly business. Sales of cable products decreased 44% compared to 2000 ($197.0 million in 2001 versus $350.5 million in 2000). Such decrease is primarily attributable to a slowdown in capital spending by certain U.S. and international cable television operators.

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

        The gross profit margin as a percentage of net sales (including depreciation in cost of sales) remained relatively constant at approximately 33% for both 2001 and 2000. Cost reduction activities in 2001 contributed to offsetting the adverse effect of lower sales volume, the most significant of which was a worldwide headcount reduction, throughout the year, of approximately 2,000 people to adjust to lower sales volume levels. In addition, the Company instituted programs to lower the cost of purchased materials and services.

        Selling, general and administrative expenses were $155.8 million and $186.1 million in 2001 and 2000 respectively, and remained constant at approximately 14% of sales. Research and development expenditures declined approximately $1.0 million, reflecting reduction in expenditures on new product development and push out of customer programs. Selling and marketing expenses declined approximately $17.0 million commensurate with the decline in sales reflecting reduced commission and other variable sales related expenses. Shipping expense, which relates primarily to sales of cable products to the broadband market, declined $8.6 million, commensurate with the decline in cable sales.

Administrative expenses declined approximately $3.7 million due to a reduction in compensation expense.

        Interest expense was $56.1 million for 2001 compared to $61.7 million for 2000. The decrease is primarily attributable to lower average debt levels and lower interest rates.

        Other expenses, net for 2001 and 2000 was $5.6 million and $9.5 million, respectively. Other expenses, net, is comprised primarily of foreign currency transaction gains and losses ($1.4 million gain in 2001 and $3.3 million gain in 2000), reflecting the relative strength of the U.S. dollar, program fees on sale of accounts receivable ($3.9 million in 2001 and $5.5 million in 2000), reflecting lower receivable sales and fee rates in 2001, minority interests ($1.8 million in 2001 and $5.4 million 2000), reflecting the purchase of additional interests in certain companies, and agency and commitment fees on the Company's credit facilities ($.5 million in 2001 and $.7 million in 2000). See Note 8 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

        The provision for income taxes was at an effective rate of 38% for both 2001 and 2000.

Liquidity and Capital Resources

        Cash provided by operating activities totaled $131.6 million, $118.9 million, and $154.2 million for 2002, 2001 and 2000, respectively. The increase in cash from operating activities in 2002 compared to 2001 is primarily attributable to a net decrease in non-cash components of working capital offset in part by a decrease in net income. In 2001 the decrease in cash from operating activities is primarily attributable to a decrease in net income adjusted for depreciation and amortization charges and to a net increase in non-cash components of working capital.

        The non-cash components of working capital decreased $15.8 million in 2002 due primarily to a $12.9 million decrease in inventory as inventory levels were reduced in response to lower sales levels. Inventory turnover remained constant at approximately 3.5x.

        The non-cash components of working capital increased $10.0 million in 2001. Accounts receivable, accounts payable and accrued liabilities declined $74.9, $44.2 and $34.5 million, respectively, for a net $3.8 million increase in the non-cash components of working capital. These reductions were driven primarily by lower sales volume, and in the case of accrued liabilities, increased income tax payments. Inventory increased approximately $2.8 million, inventory turnover which had improved to 4.6x in 2000 as sales levels significantly increased, returned to historical levels of approximately 3.5x in 2001. In addition, accrued interest declined $2.1 million.

        The non-cash components of working capital increased $5.1 million in 2000. Accounts receivable, inventory, accounts payable and accrued liabilities increased $70.9, $4.4, $41.4 and $26.3 million, respectively, for a net $7.6 million increase in the non-cash component of working capital. These increases were driven primarily by higher sales volume. In addition, accounts receivable increased approximately $19.8 million due to an increase of 5 days in days sales outstanding, computed before receivables sales, to 64 days at December 31, 2000. Inventory turnover improved to 4.6x in 2000 from historical levels of approximately 3.5x in 1999, as a relatively small amount of inventory was added to accommodate the significant sales increases.

        Accounts receivable increased $18.0 million, primarily due to an $11 million reduction in sales of receivables (further discussed below), and an $8.4 million increase due to translation resulting from the relatively weakened U.S. dollar at December 31, 2002 compared to December 31, 2001. Days sales outstanding, computed before sales of receivables, increased one day to 66 days, offset by an increase of approximately $3.6 million in the bad debt reserve. Inventory decreased $2.7 million to $205.6 million, a reduction of $12.9 million in response to lower sales levels, was primarily offset by an increase of $8.7 million due to translation resulting from the relatively weakened U.S.dollar at December 31, 2002 compared to December 31, 2001, and inventory from acquired companies.

Inventory turnover remained constant at 3.5x. Prepaid expenses and other assets and deferred taxes and other assets, increased $11.0 million to $31.6 million and $12.4 million to $37.8 million, respectively, reflecting the increase in deferred taxes, the details of which are included in Note 3 to the Company's Consolidated Financial Statements. Goodwill increased $26.4 million to $486.8 million as a result of acquisitions completed in 2002. Land and depreciable assets, net, declined $4.2 million to $160.7 million reflecting capital expenditures of $18.8 million, assets from acquisitions of approximately $6.5 million, an increase of $4.9 million due to translation resulting from the relatively weakened U.S. dollar at December 31, 2002 compared to December 31, 2001, and depreciation of $34.4 million. Accrued pension and post employment benefit obligations increased $66.7 million due to an increase in the additional minimum pension liability for the Company's defined benefit plan as discussed in "Pensions" below. Deferred taxes and other liabilities declined $15.4 million to $7.7 million, reflecting the reduction in the liability recorded at December 31, 2001 for the revaluation of interest rate derivatives. As noted in "Interest Rate Risk" below, such agreements expired in 2002.

        Cash from operating activities was used for capital expenditures ($18.8 million, $38.6 million and $53.1 million in 2002, 2001 and 2000, respectively), and acquisitions ($33.8 million, $60.5 million, and $67.7 million in 2002, 2001 and 2000, respectively).

        The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, consisting of a Tranche A and B,and a $150 million revolving credit facility. At December 31, 2002, the Tranche A had a balance of $179.5 million and matures over the period 2003 to 2004, and the Tranche B had a balance of $284.5 million and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; and, availability under the facility at December 31, 2002 was $142.8 million, after reduction of $7.2 million for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio of higher than 2x (EBITDA divided by interest expense) and a leverage test (Debt divided by EBITDA) lower than 4x. At December 31, 2002 such ratios as defined in the Bank Agreement were 4.63x and 3.02x, respectively. The Bank Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50 million for capital leases, $200 million for general indebtedness and $200 million for acquisition indebtedness, of which approximately $2 million, $26 million and $0 were outstanding at December 31, 2002, and restricted payments, including dividends on the Company's common stock, in excess of 50% of consolidated cumulative net income, or approximately $187 million at December 31, 2002.

        The Company is currently pursuing a refinancing of its senior credit facilities. The new credit facilities would be used to replace the Company's existing credit facilities, and may be used to redeem all or a portion of the Company's outstanding senior subordinated notes. The objective of the proposed refinancing is to extend the maturities of debt coming due in 2004 to 2006 so as to give the Company more options in utilizing cash flow generated from operations to grow and expand the business without increasing the Company's interest cost. There can be no assurance that the refinancing will be completed or the refinancing objectives will be achieved.

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 million in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement provides certain covenants and provides for various events of termination. The agreement expires in May 2004 with respect to $60.0 million of accounts receivable and expires in July 2003 with respect to an additional $25.0 million of accounts receivable. At December 31, 2002, approximately $63.2 million of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

        The Company's primary ongoing cash requirements will be for operating and capital expenditures, product development activities and debt service. The Company's debt service requirements consist primarily of principal and interest on bank borrowings and interest on its 9 7/8% Senior Subordinated Notes due 2007 ("Notes"). The Company's primary sources of liquidity are internally generated cash flow, the Company's revolving credit facility and the sale of receivables under the Company's accounts receivable agreement. The Company expects that ongoing requirements for operating and capital expenditures, product development activities and debt service requirements will be funded from these sources; however, the Company's sources of liquidity could be adversely affected by a decrease in demand for the Company's products, a deterioration in certain of the Company's financial ratios or a deterioration in the quality of the Company's accounts receivable.

        The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its common stock.The Company expects that capital expenditures in 2003 will be approximately $28 million. The Company's required debt and capital lease amortization in 2003 is $78.4 million; the Company's required cash interest payments for 2003, at current interest rates, are estimated at approximately $33 million. The Company may also use cash to fund part or all of the cost of future acquisitions. Management believes that the Company's working capital position, ability to generate strong cash flow from operations and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

Environmental Matters

        Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition,Honeywell is currently obligated to pay 80% of the costs up to $30 million and 100% of the costs in excess of $30 million. At December 31, 2002, approximately $29.1 million of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Inflation and Costs

        The cost of the Company's products is influenced by the cost of a wide variety of raw materials, including precious metals such as gold and silver used in plating, aluminum, copper, brass and steel used for contacts, shells and cable; and plastic materials used in molding connector bodies, inserts and cable. In general, increases in the cost of raw materials, labor and services have been offset by price increases, productivity improvements and cost saving programs.

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

Recent Accounting Changes

        Effective January 1, 2002, the Company adopted FAS No.143, "Accounting for Asset Retirement Obligations" and FAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. FAS No.144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. There was no effect to the Company's Consolidated Financial Statements as a result of such adoption.

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

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002 and had no material impact on the Company's Consolidated Financial Statements.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS 148), "Accounting for Stock-Based Compensation Transition and Disclosure". FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options,and the disclosures required by FAS 123 and 148 are included in Notes 1 and 4 to the Company's Consolidated Financial Statements.

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

Pensions

        The Company and its domestic subsidiaries have a defined benefit pension plan ("Plan") covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering their employees.

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

        The financial markets have declined significantly in recent years, which has had an adverse effect on Plan assets. In 2002, this resulted in a $42.5 million non-cash charge to the accumulated other comprehensive loss account component of stockholders' equity. Such charge represents an increase in the accrued pension liabilities of $67.0 million, net of deferred taxes. The Company estimates that, based on current actuarial calculations, it will make a cash contribution to the pension plans in 2003 of approximately $7.0 million. Cash contributions in subsequent years will depend on a number of factors including the investment performance of Plan assets.

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

        Revenue Recognition—Sales and related cost of sales are recognized upon shipment of products. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicates that an allowance is appropriate.

        Inventories—Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provisions for slow moving and obsolete inventory are provided based on historical experience and product demand.

        Depreciable Assets—Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverability of the carrying value of such assets are periodically reviewed taking into consideration current and expected business conditions.

        The significant accounting policies are more fully described in Note 1 to the Company's Consolidated Financial Statements.

Disclosures about contractual obligations and commitments

        The following table summarizes the Company's known obligations to make future payments pursuant to certain contracts as of December 31, 2002, as well as an estimate of the timing in which these obligations are expected to be satisfied:

Contractual Obligations	Total	Lesss than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in thousands)
Long-Term Debt	$642,275	$77,026	$234,574	$330,675
Capital Lease Obligations	1,973	1,337	636
Operating Leases	37,820	12,968	13,376	4,923	6,553
Purchase Obligations	39,958	37,633	2,015	223	87
Other Long-Term Liabilities	3,250	1,125	1,125	1,000

Total	$725,276	$130,089	$251,726	$336,821	$6,640

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk

        The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposures due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively effect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital although there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company's worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

Interest Rate Risk

        The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. The Company has utilized interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. The Company had two fixed rate interest swap agreements totaling $450 million that expired in 2002. At December 31, 2002, the Company's average LIBOR rate was 1.9%. A 10% change in the LIBOR interest rate at December 31, 2002 would have the effect of increasing or decreasing interest expense by approximately $.3 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003, although there can be no assurances that interest rates will not significantly change.

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

Independent Auditors' Report

To the Board of Directors and
        Shareholders of Amphenol Corporation

        We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/  DELOITTE & TOUCHE LLP
Hartford, Connecticut
January 14, 2003

Consolidated Statement of Income
(dollars in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net sales	$1,062,002	$1,103,771	$1,359,702
Costs and expenses:
Cost of sales, excluding depreciation and amortization	700,302	704,278	886,385
Depreciation and amortization expense	34,825	32,316	29,448
Selling, general and administrative expense	152,928	155,810	186,052
Amortization of goodwill		14,340	13,394

Operating income	173,947	197,027	244,423
Interest expense	(45,930)	(56,099)	(61,710)
Other expenses, net	(5,355)	(5,573)	(9,495)

Income before income taxes	122,662	135,355	173,218
Provision for income taxes	(42,318)	(51,645)	(65,314)

Net income	$80,344	$83,710	$107,904

Net income per common share—Basic	$1.89	$2.00	$2.59

Average common shares outstanding—Basic	42,445,849	41,920,616	41,584,069
Net income per common share—Diluted	$1.85	$1.95	$2.52

Average common shares outstanding—Diluted	43,445,600	42,997,121	42,878,922

Consolidated Balance Sheet
(dollars in thousands, except per share data)

	December 31,
	2002	2001
Assets
Current Assets:
Cash and short-term cash investments	$20,659	$27,975
Accounts receivable, less allowance for doubtful accounts of $8,812 and $5,191	131,252	113,370
Inventories:
Raw materials and supplies	38,133	41,514
Work in process	111,337	111,409
Finished goods	56,173	55,393

	205,643	208,316
Prepaid expenses and other assets	31,610	20,596

Total current assets	389,164	370,257

Land and depreciable assets:
Land	12,679	11,430
Buildings	95,578	89,104
Machinery and equipment	337,860	315,554

	446,117	416,088
Less accumulated depreciation	(285,427)	(251,201)

	160,690	164,887
Deferred debt issuance costs	4,382	5,795
Goodwill	486,841	460,442
Deferred taxes and other assets	37,831	25,362

	$1,078,908	$1,026,743

Liabilities & Shareholders' Equity
Current Liabilities:
Accounts payable	$88,533	$80,501
Accrued interest	4,957	8,499
Accrued salaries, wages and employee benefits	24,568	24,700
Other accrued expenses	39,493	29,995
Current portion of long-term debt	78,363	59,705

Total current liabilities	235,914	203,400

Long-term debt	565,885	660,614
Accrued pension and post employment benefit obligations	102,418	35,687
Deferred taxes and other liabilities	7,709	23,109
Commitments and contingent liabilities (Notes 2, 6 and 9)
Shareholders' Equity:
Class A Common Stock, $.001 par value; 100,000,000 shares authorized; 42,571,623 and 42,300,068 shares outstanding at December 31, 2002 and 2001, respectively	43	42
Additional paid-in capital (deficit)	(274,282)	(280,224)
Accumulated earnings	522,440	442,096
Accumulated other comprehensive loss	(81,219)	(57,981)

Total shareholders' equity	166,982	103,933

	$1,078,908	$1,026,743

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Shareholders' Equity
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital (Deficit)	Comprehensive Income		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
Balance December 31, 1999	$41	$(318,661)			$250,482	$(13,028)	$(81,166)
Comprehensive income:
Net income			[$	107,904 ]	107,904		107,904

Other comprehensive loss, net of tax:
Translation adjustments				(10,702)		(10,702)	(10,702)

Comprehensive income			[$	97,202 ]

Stock options exercised, including tax benefit		2,501					2,501
Deferred compensation		180					180
279,414 shares issued in connection with acquisitions	1	10,516					10,517

Balance December 31, 2000	42	(305,464)			358,386	(23,730)	29,234
Comprehensive income:
Net income			[$	83,710 ]	83,710		83,710

Other comprehensive loss, net of tax:
Translation adjustments				(9,612)		(9,612)	(9,612)
Revaluation of interest rate derivatives				(8,837)		(8,837)	(8,837)
Minimum pension liability adjustment				(15,802)		(15,802)	(15,802)

Other comprehensive loss				(34,251)

Comprehensive income			[$	49,459 ]

Deferred compensation		240					240
606,796 shares issued in connection with acquisition		25,000					25,000

Balance December 31, 2001	42	(280,224)			442,096	(57,981)	103,933
Comprehensive income:
Net income			[$	80,344 ]	80,344		80,344

Other comprehensive loss, net of tax:
Translation adjustments				10,377		10,377	10,377
Expiration of interest rate derivatives				8,837		8,837	8,837
Minimum pension liability adjustment				(42,452)		(42,452)	(42,452)

Other comprehensive loss				(23,238)

Comprehensive income			[$	57,106 ]

Deferred compensation		166					166
Stock options exercised, including tax benefit	1	5,776					5,777

Balance December 31, 2002	$43	$(274,282)			$522,440	$(81,219)	$166,982

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

Note 1-Summary of Significant Accounting Policies

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

  Reclassifications

        Certain reclassifications have been made to the prior years' financial statements to conform to the 2002 classifications.

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

  Goodwill

        Through December 31, 2001, for acquisitions completed prior to July 1, 2001, the excess of cost over the fair value of net assets acquired (goodwill) was being amortized on the straight-line basis over a period of 40 years. Accumulated amortization is $148,779 at December 31, 2001. Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations completed after June 30, 2001. In accordance with these standards, goodwill resulting from acquisitions after June 30, 2001 is not amortized and beginning January 1, 2002, goodwill for acquisitions completed prior to July 1, 2001 is not amortized. The Company adopted the additional provisions of FAS No. 142 effective January 1, 2002, which include provisions for annual evaluations for impairment of goodwill. The Company performs its annual evaluation for the impairment of goodwill for each of the Company's reporting units, in accordance with FASB 142, as of June 30. The Company has defined its reporting units as the operating segments within its two reportable business segments "Interconnect Products and Assemblies" and "Cable Products", as the components of these operating segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two step approach requiring the Company to determine the fair value of the reporting unit and compare that to the carrying value including goodwill. If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. As of June 30, 2002, the fair market value of the Company's reporting units exceeded the carrying value and therefore no impairment was recognized. In 2002, goodwill increased by $26,399 primarily as a result of five relatively minor acquisitions with a total acquisition price of $26,970, less the fair value of net assets acquired of $4,951, and the acquisition of additional minority interests in two subsidiaries with a purchase price of $6,826 for such interests, less the proportional fair value of net assets acquired of $2,446. The increase in goodwill by segment was $21,322 and $5,077 for interconnect products and assemblies and cable products, respectively. Pro forma information for 2001 and 2000 as if goodwill had not been amortized is as follows:

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

  Income Taxes

        Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

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

  Recent Accounting Changes

        Effective January 1, 2002, the Company adopted FAS No. 143, "Accounting for Asset Retirement Obligations" and FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS

No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. FAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. There was no effect to the Company's Consolidated Financial Statements as a result of such adoption.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. The statement is effective beginning January 1, 2003, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002 and have no material impact on the Company's Consolidated Financial Statements.

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

        In January 2003, the Financial Accounting Standards Board issued Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities". It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective July 1, 2003, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

Note 2—Long-Term Debt

        Long-term debt consists of the following:

			December 31,
	Interest Rate at December 31, 2002
		Maturity	2002	2001
Bank Agreement:
Term Loan	3.10%	2003-2006	$464,043	$527,248
Revolving Credit Facility		2004		15,100
Senior Subordinated Notes	9.875%	2007	144,000	144,000
Notes payable to foreign banks and other debt	.5%-7.75%	2003-2004	36,205	33,971

			644,248	720,319
Less current portion			78,363	59,705

Total long-term debt			$565,885	$660,614

        The Company has a bank loan agreement (Bank Agreement)which includes a Term Loan, consisting of a Tranche A and B, and a $150,000 revolving credit facility. At December 31, 2002, the Tranche A had a balance of $179,543 and matures over the period 2003 to 2004, and the Tranche B had a balance of $284,500 and matures over the period 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at December 31, 2002 was $142,800, after reduction of $7,200 for outstanding letters of credit. At December 31, 2002, interest under the Bank Agreement generally accrues at .75% to 1.50% over LIBOR. The Company also pays certain annual agency and commitment fees. At December 31, 2001, the Company had interest rate protection in the form of swap agreements that effectively fixed the Company's LIBOR interest rate on $450,000 of floating rate bank debt at 5.76%. Such agreements expired in 2002. While it was not the Company's intention to terminate the interest rate swap agreements, the fair values of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair values indicated that termination of the agreements at December 31, 2001 and 2000 would have resulted in a pre-tax loss of $14,631 and a pre-tax gain of $448, respectively. At December 31, 2001 the derivatives loss, net of tax, of $8,837 was recorded in other comprehensive income. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement also requires that the Company satisfy certain financial covenants including interest coverage and leverage ratio tests, and includes limitations with respect to, among other things, (i) incurring debt, (ii) creating or incurring liens, (iii) making other investments, (iv) acquiring or disposing of assets, (v) capital expenditures, and (vi) restricted payments, including dividends on the Company's common stock.

        The 9 7/8% Senior Subordinated Notes due 2007 ("Notes") are general unsecured obligations of the Company. The Notes are subject to redemption at the option of the Company, in whole or in part, beginning in 2002 at 104.938% and declining to 100% by 2005.

        The fair value of the Company's long-term debt is estimated based on the quoted market price for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2002, based on market quotes for the same or similar securities it is estimated that the Company's Notes were trading at a premium of approximately 4% over book value. The book value of the Company's other long-term debt approximates fair value.

        The maturity of the Company's long-term debt over each of the next five years ending December 31, is as follows: 2003—$78,363; 2004—$137,385; 2005—$97,825; 2006—$186,675; and 2007—$144,000.

Note 3—Income Taxes

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

        The deferred tax asset for pension in the table above includes $36.2 million and $10.4 million at December 31, 2002 and 2001, respectively, relating to the Company's additional minimum pension liability (Note 5).

        The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries, since the Company intends to reinvest these earnings indefinitely. The Company is subject to periodic audits of its various tax returns by government agencies, management does not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on the Company's financial position or results of operations.

Note 4—Shareholders'Equity

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

        Stock option activity for 2000, 2001, and 2002 was as follows:

	Options	Average Price
Options outstanding at December 31, 1999	2,917,060	$14.77
Options granted	1,129,500	49.40
Options exercised	(192,986)	13.94
Options cancelled	(98,152)	23.51

Options outstanding at December 31, 2000	3,755,422	25.00
Options granted	522,450	40.97
Options cancelled	(58,175)	36.22

Options outstanding at December 31, 2001	4,219,697	26.82
Options granted	715,500	43.80
Options exercised	(265,404)	14.18
Options cancelled	(45,248)	36.54

Options outstanding at December 31, 2002	4,624,545	$30.07

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Average Price	Remaining Term	Shares	Average Price
$13.00	1,801,054	$13.00	4.38	1,801,054	$13.00
15.00–20.00	427,591	18.52	6.21	254,575	18.37
25.00–30.00	123,400	28.73	5.42	96,720	28.80
31.00–40.00	29,000	34.96	7.84	8,800	34.33
41.00–50.00	2,235,000	45.95	8.22	514,130	48.02
55.00–60.00	8,500	56.75	7.76	3,400	56.75

	4,624,545	$30.07	6.46	2,678,679	$20.93

        At December 31, 2002, Kohlberg Kravis Roberts and Co. L.P. ("KKR") and its affiliates owned 49.1% of the Company's outstanding common stock. The Company pays KKR an annual fee of $1,000 for management consulting and financial services.

        Balances of related after-tax components comprising accumulated other comprehensive loss, included in shareholders' equity at December 31, 2000, 2001 and 2002 are as follows:

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

Note 5—Benefit Plans and Other Postretirement Benefits

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

	December 31, 2002	December 31, 2001
	Accumulated Benefits Exceed Assets	Accumulated Benefits Exceed Assets	Assets Exceed Accumulated Benefits
Change in benefit obligation:
Benefit obligation at beginning of year	$232,526	$193,810	$21,268
Service cost	5,116	3,814	1,177
Interest cost	16,313	14,344	1,446
Plan participants' contributions	140		139
Amendments		3,938
Actuarial (gain) loss	23,705	11,810	(1,993)
Foreign exchange	5,472	(1,273)	(486)
Benefits paid	(15,271)	(14,814)	(654)

Benefit obligation at end of year	268,001	211,629	20,897

Change in plan assets:
Fair value of plan assets at beginning of year	193,190	193,214	26,355
Actual return on plan assets	(25,428)	(9,314)	(2,232)
Employer contribution	229	207
Plan participants' contributions	140		139
Foreign exchange	2,192	(80)	(563)
Benefits paid	(14,244)	(13,882)	(654)

Fair value of plan assets at end of year	156,079	170,145	23,045

Funded status:	(111,922)	(41,484)	2,148
Unrecognized net actuarial loss	109,253	36,607	3,806
Unrecognized prior service cost	8,694	10,796	(445)
Unrecognized transition obligation net	(1,163)	61	(1,459)
Additional minimum pension liability	(103,830)	(36,862)

(Accrued) prepaid benefit cost	$(98,968)	$(30,882)	$4,050

	Year Ended December 31,
	2002	2001	2000
Components of net pension cost:
Service cost	$5,116	$4,991	$4,786
Interest cost	16,313	15,790	14,954
Expected return on plan assets	(22,281)	(22,014)	(21,167)
Net amortization of actuarial losses	1,575	926	1,101

Net pension cost (income)	$723	$(307)	$(326)

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

        In accordance with the provisions of FAS No. 87, the Company has recognized a minimum pension liability at December 31, 2002 of $103,830 ($36,862 at December 31, 2001) for circumstances in which a pension plan's accumulated benefit obligation exceeded the fair value of the plan's assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost, with the balance recorded as a reduction in shareholders' equity, net of related deferred tax benefits.

        The Company maintains self insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company's share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company's obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation ("APBO") and the net postretirement benefit expense are not material in relation to the Company's financial condition or results of operations, management believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the APBO at December 31, 2002 and 2001 was 6.5% and 7.25%, respectively. Summary information on the Company's postretirement medical plans is as follows:

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

Note 6—Leases

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

Note 7—Reportable Business Segments and International Operations

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

	Interconnect products and assemblies			Cable products			Total
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Net Sales
—external	$892,309	$906,799	$1,009,162	$169,693	$196,972	$350,540	$1,062,002	$1,103,771	$1,359,702
—intersegment	1,840	1,454	71	8,864	7,200	16,385	10,704	8,654	16,456
Depreciation and amortization	28,369	27,330	24,773	6,005	4,551	3,706	34,374	31,881	28,479
Segment operating income	150,881	180,729	194,688	28,820	38,239	75,943	179,701	218,968	270,631
Segment assets	436,682	418,066	435,279	80,898	83,581	73,081	517,580	501,647	508,360
Additions to property, plant and equipment	16,645	27,444	38,109	2,171	11,083	14,771	18,816	38,527	52,880

        Reconciliation of segment operating income to consolidated income before taxes:

	2002	2001	2000
Segment operating income	$179,701	$218,968	$270,631
Amortization of goodwill		(14,340)	(13,394)
Interest expense	(45,930)	(56,099)	(61,710)
Headquarters' expense and other net expenses	(11,109)	(13,174)	(22,309)

Consolidated income before taxes	$122,662	$135,355	$173,218

        Reconciliation of segment assets to consolidated total assets:

	2002	2001	2000
Segment assets	$517,580	$501,647	$508,360
Goodwill	486,841	460,442	411,182
Other assets	74,487	64,654	84,780

Consolidated total assets	$1,078,908	$1,026,743	$1,004,322

Geographic information:

	Net Sales			Land and depreciable assets
	2002	2001	2000	2002	2001	2000
United States	$501,073	$538,938	$714,756	$66,871	$80,343	$77,245
International	560,929	564,833	644,946	93,819	84,544	83,740

Total	$1,062,002	$1,103,771	$1,359,702	$160,690	$164,887	$160,985

        Revenues by geographic area are based on customer location to which product is shipped.

Note 8—Other Expenses, net

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

Note 9—Commitments and Contingencies

        In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

        Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell"), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to pay 80% of the costs up to $30,000 and 100% of the costs in excess of $30,000. At December 31, 2002, approximately $29,100 of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

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

Note 10—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2002
Net sales	$255,976	$270,865	$268,115	$267,046
Gross profit, including depreciation	76,972	83,967	83,109	83,343
Net income	17,193	20,003	20,666	22,482
Net income per share—Basic	.41	.47	.49	.53
Net income per share—Diluted	.40	.46	.48	.52
Stock price—High	51.75	49.00	42.46	45.81
—Low	40.25	35.50	30.11	27.47
2001
Net sales	$316,672	$274,146	$252,581	$260,372
Gross profit, including depreciation	109,149	94,090	82,749	81,705
Net income	28,505	22,536	16,633	16,036
Net income per share—Basic	.68	.54	.40	.38
Net income per share—Diluted	.67	.53	.39	.37
Stock price—High	50.75	57.99	45.95	52.95
—Low	28.30	29.11	32.00	32.50
2000
Net sales	$300,049	$335,510	$354,694	$369,449
Gross profit, including depreciation	96,034	108,745	116,158	123,430
Net income	20,264	26,210	28,834	32,596
Net income per share—Basic	.49	.63	.69	.78
Net income per share—Diluted	.48	.61	.67	.76
Stock price—High	52.13	66.50	70.38	68.25
—Low	30.31	43.19	48.38	32.00

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

        The information required by Item 10 with respect to the Executive Officers of the Registrant has been included in Part I of this Form 10-K in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b)of Regulation S-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2002

Schedule
Independent Auditors' Report on Schedule	49
II—Valuation and Qualifying Accounts	50

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
3.1	Certificateof Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation) (filed as Exhibit 3.1 to the June 30, 1997 10-Q).*
3.2	By-Laws of the Company as of May 19, 1997—NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.3	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
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
10.15	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.16	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.17	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.18	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.19	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.20	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.21	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.22	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.23	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*
10.24	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.25	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.26	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.27
Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*
10.28
Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed the September 30, 1997 10-Q).*

10.29
First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).*
10.30	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.31	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.32	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.33	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.34	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.35	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.36	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
11	Statement regarding computation of per share earnings (filed as Exhibit 11 to the December 31, 2002 10-K).*
12	Statement regarding computation of ratio of earnings to fixed charges (filed as Exhibit 12 to the December 31, 2002 10-K).*
21	Subsidiaries of the Company (filed as Exhibit 22 to the December 31, 2002 10-K).*
23	Consent of Deloitte & Touche LLP.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K No reports on Form 8-K were filed during the last quarter of the period covered by this report.

*
Incorporated herein by reference as stated.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Amphenol Corporation
Wallingford, Connecticut

We have audited the consolidated balance sheets of Amphenol Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 14, 2003 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142) included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Amphenol Corporation listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 5th day of August 2003.

AMPHENOL CORPORATION
/s/ MARTIN H. LOEFFLER Martin H. Loeffler Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ MARTIN H. LOEFFLER Martin H. Loeffler	Chairman, Chief Executive Officer and President (Principal Executive Officer)	August 5, 2003
/s/ EDWARD G. JEPSEN Edward G. Jepsen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 5, 2003
/s/ ANDREW M. CLARKSON	Director	August 5, 2003
/s/ JAMES H. GREENE, JR.	Director	August 5, 2003
/s/ HENRY R. KRAVIS	Director	August 5, 2003
/s/ ANDREW E. LIETZ	Director	August 5, 2003
/s/ MARC S. LIPSCHULTZ	Director	August 5, 2003
/s/ MICHAEL W. MICHELSON	Director	August 5, 2003
/s/ SCOTT NUTTALL	Director	August 5, 2003
/s/ DEAN H. SECORD	Director	August 5, 2003

Amphenol Corporation
Certification pursuant to
Section 302 of
the Sarbanes-Oxley Act of 2002
Certification

I, Martin H. Loeffler, certify that:

1.
I have reviewed this amendment to the annual report on Form 10-K/A of Amphenol Corporation;

2.
Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

c)
presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report, as amended, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003

/s/ MARTIN H. LOEFFLER

Martin H. Loeffler
Chairman, President and
Chief Executive Officer

Amphenol Corporation
Certification pursuant to
Section 302 of
the Sarbanes-Oxley Act of 2002
Certification

I, Edward G. Jepsen, certify that:

1.
I have reviewed this amendment to the annual report on Form 10-K/A of Amphenol Corporation;

2.
Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

b)
the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

c)
presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud,whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report, as amended, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003

/s/ EDWARD G. JEPSEN

Edward G. Jepsen
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).*
2.2
Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).*
3.1	Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation) (filed as Exhibit 3.1 to the June 30, 1997 10-Q).*
3.2	By-Laws of the Company as of May 19, 1997—NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.3	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
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
10.28	Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).*
10.29	First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).*
10.30	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.31	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.32	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.33	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2001 10-K).*
10.34	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.35	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.36	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
11	Statement regarding computation of per share earnings (filed as Exhibit 11 to the December 31, 2002 10-K).*
12	Statement regarding computation of ratio of earnings to fixed charges (filed as Exhibit 12 to the December 31, 2002 10-K).*
21	Subsidiaries of the Company (filed as Exhibit 22 to the December 31, 2002 10-K).*
23	Consent of Deloitte & Touche LLP.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference as stated.

QuickLinks

Explanatory Note
Consolidated Statement of Income (dollars in thousands, except per share data)
Consolidated Balance Sheet (dollars in thousands, except per share data)
Consolidated Statement of Changes in Shareholders' Equity (dollars in thousands, except per share data)
Consolidated Statement of Cash Flow (dollars in thousands, except per share data)
Notes to Consolidated Financial Statements (dollars in thousands, except per share data)
PART IV
SCHEDULE II AMPHENOL CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
Amphenol Corporation Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification
Amphenol Corporation Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification
Exhibit Index