Form 10-Q/A
period 2003-03-31
AMPHENOL CORP /DE/
filed 2003-08-05
CIK 820313

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
358 Hall Avenue Wallingford, Connecticut 06492 203-265-8900 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

        Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        As of March 31, 2003, the total number of shares outstanding of Class A Common Stock was 42,575,405.

AMPHENOL CORPORATION

EXPLANATORY NOTE

        This Amendment No. 1 to the Quarterly Report on Form 10-Q of Amphenol Corporation is being filed in response to certain comments we received from the Staff of the Securities and Exchange Commission in connection with the Staff's review of our registration statement on Form S-3 originally filed on June 16, 2003. That registration statement incorporates this Quarterly Report by reference. This Amendment makes certain changes in the form of additional or supplemental disclosure to the Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) section. This amended report continues to speak as of the date of the original filing of the Form 10-Q for the quarterly period ended March 31, 2003, and it does not reflect any subsequent information or events other than the changes referred to above. While the additional or supplemental disclosure is intended to enhance an investor's understanding of certain aspects of our business and financial condition, we do not consider the changes taken as a whole to represent a material change to the disclosure previously presented in the Quarterly Report as originally filed.

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

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Deficit	Comprehensive Income		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Beginning balance at December 31, 2002	$43	$(274,282)			$522,440	$(81,219)	$166,982
Comprehensive income:
Net income			$	[23,313]	23,313		23,313

Other comprehensive income, net of tax:
Translation adjustments				2,055		2,055	2,055

Comprehensive income			$	[25,368]

Other adjustments		116					116

Ending balance at March 31, 2003	$43	$(274,166)			$545,753	$(79,164)	$192,466

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

for the three months ended March 31, 2002

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Deficit	Comprehensive Income			Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Beginning balance at December 31, 2001	$42	$(280,224)				$442,096	$(57,981)	$103,933
Comprehensive income:
Net income			$	[17,193	]	17,193		17,193

Other comprehensive loss, net of tax:
Translation adjustments				(3,415)			(3,415)	(3,415)
Revaluation of interest rate derivatives				2,301			2,301	2,301

Other comprehensive loss				(1,114)

Comprehensive income			$	[16,079	]

Other adjustments		102						102

Ending balance at March 31, 2002	$42	$(280,122)				$459,289	$(59,095)	$120,114

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

Note 2—Inventories

        Inventories consist of:

	March 31, 2003	December 31, 2002
Raw materials and supplies	$34,838	$38,133
Work in process	118,332	111,337
Finished goods	56,099	56,173

	$209,069	$205,643

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

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure". FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options, and the disclosures required by FAS Nos.123 and 148 are included in Note 6 herein.

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

	2003		2002
Net income		$23,313		$17,193
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects		(1,127)		(1,640)

Pro forma net income		$22,186		$15,553

Earnings Per Share:
Basic—as reported		$.55		$.41
Basic—pro forma		$.52		$.37
Diluted—as reported	$	..54	$	..40
Diluted—pro forma		$.51		$.36

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Item 2.    Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

        Net sales increased approximately 9% to $277.8 in the first quarter of 2003 compared to sales of $256.0 for the same period in 2002. Sales of interconnect products and assemblies increased 15% in the first quarter 2003 compared to 2002 ($242.6 in 2003 versus $210.3 in 2002). Sales increased in the Company's major end markets including the military/aerospace, industrial/automotive and wireless handset markets, and to a lesser extent in the wireless infrastructure and internet equipment markets. These increases occurred in all major geographic regions and resulted primarily from the continuing development of new application specific and value added products. Sales of cable products decreased 23% in the first quarter 2003 compared to 2002 ($35.2 in 2003 versus $45.7 in 2002). Such decrease is primarily attributable to decreased sales of coaxial cable products for the broadband communications market resulting from the slowdown in capital spending by both domestic and international cable operators for network upgrades and expansion. Geographically, sales in the U.S. in the first quarter 2003 remained flat at approximately $122 compared to the same period in 2002; international sales for the first quarter 2003 increased approximately 16% in U.S. dollars ($155.6 in 2003 versus $133.9 in 2002) and increased approximately 4% in local currency compared to 2002. Currency translation had the effect of increasing sales in the first quarter of 2003 by approximately $16.8 when compared to exchange rates for the 2002 period.

        The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 31% for the first quarter of 2003 compared to 30% for the 2002 period. The increase in gross margin is generally attributable to an increase in margin of interconnect products and assemblies partially offset by a decline in cable product margins. The gross margin for interconnect products and assemblies increased 2% compared to the prior year to approximately 31% of net sales. The increase in gross profit margin is generally attributable to the effects of higher sales volume and cost reduction activities relating to purchased materials and a shift in headcount to low cost labor areas. This increase was partially offset by a 3% decline to 29% in gross profit margins for cable products due primarily to the significant sales volume reduction and generally higher material costs.

        Selling, general and administrative expenses as a percentage of net sales increased to 14.8% in the first quarter 2003 compared to 14.3% in the 2002 period. The increase in 2003 is attributable to increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development.

        Other expense, net, is comprised primarily of foreign currency transaction gains and losses ($.3 loss in 2003 and $.1 loss in 2002), reflecting weakness of the U.S. dollar in both 2003 and 2002, program fees on sale of accounts receivable ($.4 in 2003 and $.5 in 2002), reflecting lower receivable sales and fee rates in 2003, minority interests ($.4 in 2003 and $.4 in 2002) and agency and commitment fees on the Company's credit facilities ($.1 in 2003 and $.1 in 2002).

        Interest expense for the first quarter of 2003 was $8.1 compared to $12.8 for the 2002 period. The decrease is attributable to lower average debt levels and lower interest rates.

        The provision for income taxes for the first quarter of 2003 was at an effective rate of 34% compared to 34.5% in the 2002 period.

Liquidity and Capital Resources

        Cash provided by operating activities was $35.8 in the first quarter of 2003 compared to $43.6 in the 2002 period. The decrease in cash flow relates primarily to a lower net decrease in non-cash components of working capital offset in part by an increase in net income. The non-cash components of working capital decreased $3.3 in the first quarter of 2003, due primarily to an increase of $12.5 in accrued liabilities, resulting from increases in liabilities for income taxes and interest, offset by a $10.9 increase in accounts receivable resulting from increased sales volume. The non-cash components of working capital decreased $17.7 in the first quarter of 2002, due primarily to a $6.4 decrease in inventory as inventory levels were reduced in response to lower sales levels. In addition, accrued liabilities increased $9.6 resulting from increases in liabilities for income taxes and interest.

        Accounts receivable increased $17.7, primarily due to increased sales volume, $5.0 of accounts receivable from acquired companies, a $3.0 reduction in sales of receivable and a $2.0 increase due to translation resulting from the relatively weaker U.S. dollar at March 31, 2003 compared to December 31, 2002. Days sales outstanding, computed before sales of receivables, remained constant at 66 days. Inventory increased $3.5 to $209.1. Such increase was equally attributable to the impact of translation resulting from the relatively weaker U.S. dollar at March 31, 2003 compared to December 31, 2002 and of inventory from acquired companies. Inventory turnover remained constant at 3.6x. Goodwill increased $8.3 to $495.1 as a result of an acquisition completed in the first quarter of 2003. Land and depreciable assets, net, increased $6.4 to $167.1, reflecting capital expenditures of $6.6, assets from acquisitions of approximately $6.2, an increase of $1.9 due to translation resulting from relatively weakened U.S. dollar at March 31, 2003 compared to December 31, 2002, and depreciation of $8.7.

        For the first quarter of 2003, cash from operating activities was used primarily to fund capital expenditures of $6.6, acquisitions of $15.7, a reduction in sales of receivables of $2.5 and to increase cash balances by $11.5. For the first quarter of 2002, cash from operating activities was used to fund capital expenditures of $4.1, acquisitions of $12, a reduction in sales of receivables of $4.9 and a reduction in bank debt of $23.9.

        The Company has a bank loan agreement (Bank Agreement) which includes a Term Loan, consisting of a Tranche A and B, and a $150 revolving credit facility. At March 31, 2003 the Tranche A had a balance to $179.5 and matures over the period 2003 to 2004, and the Tranche B had a balance of $284.5 and matures over the period of 2005 and 2006. The revolving credit facility expires in 2004; availability under the facility at March 31, 2003 was $142.8, after reduction of $7.2 for outstanding letters of credit. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio of higher than 2x (EBITDA divided by interest expense) and a leverage test (debt divided by EBITDA) lower than 4x. At March 31, 2003 such ratios as defined in the Bank Agreement, were 5.24x and 3.00x, respectively. The Bank Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50 for capital leases, $200 for general indebtedness and $200 for acquisition indebtedness, of which approximately $2, $27 and $0 were outstanding at March 31, 2003, and restricted payments, including dividends on the Company's Common Stock, in excess of 50% of consolidated cumulative net income, or approximately $199 at March 31, 2003.

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

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement provides certain covenants and provides for various events of termination. The agreement expires in May 2004 with respect to $60 of accounts receivable and expires in July 2003 with respect to an additional $25 of accounts receivable. At March 31, 2003, approximately $60.7 of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

        Management believes that the Company's working capital position, ability to generate strong cash flow from operations and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

Environmental Matters

        Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The responsibility for costs incurred relating to these three sites is apportioned between Amphenol and Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to pay 80% of the costs up to $30 and 100% of the costs in excess of $30. At March 31, 2003, approximately $29.9 of costs have been incurred applicable to this agreement. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell agreement.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to the Company's 2002 Annual Report on Form 10-K (the "10-K").

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
DATE: August 5, 2003

AMPHENOL CORPORATION

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Martin H. Loeffler, certify that:

1.
I have reviewed this amendment to the quarterly report on Form 10-Q/A of Amphenol Corporation;

2.
Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the quarterly report (the "Evaluation Date"); and

c)
presented in this amendment to the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  August 5, 2003

/s/ MARTIN H. LOEFFLER Martin H. Loeffler Chairman, President & Chief Executive Officer

AMPHENOL CORPORATION

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Edward G. Jepsen, certify that:

1.
I have reviewed this amendment to the quarterly report on Form 10-Q/A of Amphenol Corporation;

2.
Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the quarterly report (the "Evaluation Date"); and

c)
presented in this amendment to the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  August 5, 2003

/s/ EDWARD G. JEPSEN Edward G. Jepsen Executive Vice President and Chief Financial Office

EXHIBIT INDEX

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

*
Filed herewith

**
Previously filed

QuickLinks

AMPHENOL CORPORATION EXPLANATORY NOTE
INDEX TO QUARTERLY REPORT ON FORM 10-Q
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
AMPHENOL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (dollars in thousands)
AMPHENOL CORPORATION CONSOLIDATED STATEMENT OF INCOME (Unaudited) (dollars in thousands, except per share data)
AMPHENOL CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY for the three months ended March 31, 2003 (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY for the three months ended March 31, 2002 (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, unless otherwise noted, except per share data)
  Item 2. Results of Operations
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security-Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports On Form 8-K
SIGNATURE
AMPHENOL CORPORATION CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION
AMPHENOL CORPORATION CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION
EXHIBIT INDEX