Form 10-Q
period 2003-06-30
AMPHENOL CORP /DE/
filed 2003-08-05
CIK 820313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
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

        As of June 30, 2003, the total number of shares outstanding of Class A Common Stock was 42,628,626.

AMPHENOL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

(dollars in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and short-term cash investments	$22,328	$20,659
Accounts receivable, less allowance for doubtful accounts of $8,861 and $8,812, respectively	158,817	131,252
Inventories	211,535	205,643
Prepaid expenses and other assets	34,865	31,610

Total current assets	427,545	389,164

Land and depreciable assets, less accumulated depreciation of $314,587 and $285,427, respectively	171,260	160,690
Deferred debt issuance costs	7,769	4,382
Goodwill	501,414	486,841
Deferred taxes and other assets	39,674	37,831

	$1,147,662	$1,078,908

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$94,426	$88,533
Accrued interest	3,199	4,957
Accrued salaries, wages and employee benefits	30,370	24,568
Other accrued expenses	47,858	39,493
Current portion of long-term debt	10,255	78,363

Total current liabilities	186,108	235,914

Long-term debt	624,663	565,885
Accrued pension and post employment benefit obligations	107,184	102,418
Deferred taxes and other liabilities	10,801	7,709
Shareholders' Equity:
Common Stock	43	43
Additional paid-in capital (deficit)	(272,954)	(274,282)
Accumulated earnings	565,232	522,440
Accumulated other comprehensive loss	(73,415)	(81,219)

Total shareholders' equity	218,906	166,982

	$1,147,662	$1,078,908

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$304,893	$270,865	$582,667	$526,841
Costs and expenses:
Cost of sales, excluding depreciation and amortization	203,200	178,485	385,853	349,220
Depreciation and amortization expense	9,566	8,542	18,374	16,940
Selling, general and administrative expense	42,868	38,806	84,010	75,376

Operating income	49,259	45,032	94,430	85,305
Interest expense	(7,694)	(12,858)	(15,818)	(25,696)
Other expenses, net	(1,685)	(1,635)	(3,409)	(2,821)
Expense for early extinguishment of debt	(10,367)		(10,367)

Income before income taxes	29,513	30,539	64,836	56,788
Provision for income taxes	(10,034)	(10,536)	(22,044)	(19,592)

Net income	$19,479	$20,003	$42,792	$37,196

Net income per common share—Basic	$.46	$.47	$1.00	$.88

Average common shares outstanding—Basic	42,624,274	42,394,252	42,598,619	42,348,057

Net income per common share—Diluted	$.45	$.46	$.98	$.86

Average common shares outstanding—Diluted	43,672,305	43,454,235	43,592,119	43,448,329

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
for the six months ended June 30, 2003
(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Deficit	Comprehensive Income			Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Beginning balance at December 31, 2002	$43	$(274,282)				$522,440	$(81,219)	$166,982
Comprehensive income:
Net income			[$	42,792	]	42,792		42,792

Other comprehensive income, net of tax:
Translation adjustments				10,556			10,556	10,556
Revaluation of interest rate derivatives				(2,752)			(2,752)	(2,752)

Other comprehensive income				7,804

Comprehensive income			[$	50,596	]

Exercise of stock options, including tax benefit		1,208						1,208
Other adjustments		120						120

Ending balance at June 30, 2003	$43	$(272,954)				$565,232	$(73,415)	$218,906

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
for the six months ended June 30, 2002
(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Deficit	Comprehensive Income			Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Beginning balance at December 31, 2001	$42	$(280,224)				$442,096	$(57,981)	$103,933
Comprehensive income:
Net income			[$	37,196	]	37,196		37,196

Other comprehensive income, net of tax:
Translation adjustments				8,233			8,233	8,233
Revaluation of interest rate derivatives				4,530			4,530	4,530

Other comprehensive income				12,763

Comprehensive income			[$	49,959	]

Exercise of stock options, including tax benefit	1	4,522						4,523
Other adjustments		61						61

Ending balance at June 30, 2002	$43	$(275,641)				$479,292	$(45,218)	$158,476

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Net income	$42,792	$37,196
Adjustments for cash from operations:
Depreciation and amortization	18,374	16,940
Amortization of deferred debt issuance costs	718	704
Expense for early extinguishment of debt	10,367	—
Net change in non-cash components of working capital	(3,521)	20,118
Other long term assets and liabilities	1,353	(1,135)

Cash flow provided by operations	70,083	73,823

Cash flow from investing activities:
Capital additions, net	(12,862)	(7,948)
Investment in acquisitions	(29,766)	(11,939)

Cash flow used by investing activities	(42,628)	(19,887)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	3,742	2,873
Decrease in borrowings under Bank Agreement	(61,543)	(58,205)
Retirement of debt: old Bank Agreement	(439,500)
senior subordinated notes	(148,740)
fees and expenses related to refinancing	(8,453)
Borrowings under new Bank Agreement	625,000
Net change in receivables sold	2,500	(10,300)
Proceeds from exercise of stock options	1,208	2,959

Cash used by financing activities	(25,786)	(62,673)

Net change in cash and short-term cash investments	1,669	(8,737)
Cash and short-term cash investments balance, beginning of period	20,659	27,975

Cash and short-term cash investments balance, end of period	$22,328	$19,238

Cash paid during the period for:
Interest	$17,627	$27,109
Income taxes paid, net of refunds	17,671	13,590

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1—Principles of Consolidation and Interim Financial Statements

        The condensed consolidated balance sheet as of June 30, 2003 and December 31, 2002, and the related consolidated statements of income for the three and six months ended June 30, 2003 and 2002 and of changes in shareholders' equity and of cash flow for the six months ended June 30, 2003 and 2002 include the accounts of Amphenol Corporation (the "Company") and its subsidiaries. The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2002 Annual Report on Form 10-K/A.

Note 2—Refinancing and New Credit Agreement

        In May 2003, the Company completed a refinancing of its senior credit facilities and redeemed all of its outstanding Senior Subordinated Notes ("Notes"). The new credit facilities consist of: (1) a $125,000 five year revolving credit facility, (2) a $125,000 Tranche A loan which will amortize over the five year period through May 2008, and (3) a $500 million Tranche B loan with $5 million per year amortization through 2009 and a final maturity in 2010. In connection with the refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $10,367 (less tax effects of $3,525) or $.16 per share after tax. Such one-time expenses include the call premium on the Notes, write-off of unamortized deferred debt issuance costs and other related costs.

        In conjunction with entering into the new Bank Agreement the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250 million and $150 million of floating rate bank debt at 2.44% and 1.24%, expiring in 2006 and 2004, respectively.

Note 3—Inventories

        Inventories consist of:

	June 30, 2003	December 31, 2002
Raw materials and supplies	$43,693	$38,133
Work in process	113,257	111,337
Finished goods	54,585	56,173

	$211,535	$205,643

Note 4—Reportable Business Segments

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

        The segment results for the three months ended June 30, 2003 and 2002 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2003	2002	2003	2002	2003	2002
Net sales
—external	$265,449	$225,756	$39,444	$45,109	$304,893	$270,865
—intersegment	495	478	3,318	1,907	3,813	2,385
Segment operating income	48,497	38,088	4,296	7,840	52,793	45,928

        The segment results for the six months ended June 30, 2003 and 2002 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2003	2002	2003	2002	2003	2002
Net sales
—external	$507,994	$436,089	$74,673	$90,752	$582,667	$526,841
—intersegment	878	740	6,675	4,162	7,553	4,902
Segment operating income	90,807	71,580	9,706	15,999	100,513	87,579

        Reconciliation of segment operating income to consolidated income before taxes for the second quarter and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Segment operating income	$52,793	$45,928	$100,513	$87,579
Interest expense	(7,694)	(12,858)	(15,818)	(25,696)
Other net expenses	(5,219)	(2,531)	(9,492)	(5,095)
Expense for early extinguishment of debt	(10,367)	—	(10,367)	—

Consolidated income before income taxes	$29,513	$30,539	$64,836	$56,788

Note 5—Commitments and Contingencies

        In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

        Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement entered into in connection with the acquisition in 1987. For all sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to reimburse Amphenol 100% of such costs. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities covered by the Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell agreement.

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. At June 30, 2003 and December 31, 2002, approximately $65,700 and $63,200, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

Note 6—New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. The statement was effective beginning January 1, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

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

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure". FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options, and the disclosures required by FAS Nos. 123 and 148 are included in Note 7 herein.

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

        In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

Note 7—Stock Options

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three and six months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net Income	$19,479	$20,003	$42,792	$37,196
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effect	(1,354)	(1,640)	(2,481)	(3,280)

Pro forma net income	$18,125	$18,363	$40,311	$33,916

Earnings Per Share:
Basic-as reported	$.46	$.47	$1.00	$.88
Basic-pro forma	$.43	$.43	$.95	$.80
Diluted-as reported	$.45	$.46	$.98	$.86
Diluted-pro forma	$.42	$.42	$.92	$.78

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Item 2. Results of Operations

Quarter and Six months ended June 30, 2003 compared to the quarter and six months ended June 30, 2002

        Net sales increased approximately 13% to $304.9 and 11% to $582.7 in the second quarter and six months of 2003, respectively, compared to sales of $270.9 and $526.8, respectively, for the same periods in 2002. External sales of interconnect products and assemblies increased 18% in the second quarter 2003 compared to 2002 ($265.5 in 2003 versus $225.8 in 2002) and 16% in the six months 2003 compared to 2002 ($508.0 in 2003 versus $436.0 in 2002). Sales increased in the Company's major end markets including the military/aerospace, industrial/automotive and wireless handset markets, and to a lesser extent in the wireless infrastructure and internet equipment markets. The increases occurred in all major geographic regions, with approximately half of the increase attributable to the effect of currency translation, as detailed below. The remaining increase resulted primarily from new acquisitions and the continuing development of new application specific and value added products. External sales of cable products decreased 13% in the second quarter 2003 compared to 2002 ($39.4 in 2003 versus $45.1 in 2002) and 18% in the six months of 2003 compared to 2002 ($74.7 in 2003 versus $90.8 in 2002.) Such decrease is primarily attributable to decreased sales of coaxial cable products for the broadband communications market resulting from the slowdown in capital spending by both domestic and international cable operators for network upgrades and expansion. Geographically, sales in the U.S. in the second quarter and six months 2003 increased 5% and 3%, respectively, compared to the same periods in 2002 ($139.4 and $261.6 in 2003 versus $132.6 and $254.6 in 2002) and 4% and 2%, respectively, in local currency compared to 2002. International sales for the second quarter and six months 2003 increased approximately 20% and 18%, respectively, in U.S. dollars ($165.5 and $321.1 in 2003 versus $138.3 and $272.2 in 2002) and increased 8% and 6%, respectively, in local currency compared to 2002. Currency translation had the effect of increasing sales in the second quarter and six months of 2003 by approximately $17.9 and $34.7, respectively, when compared to exchange rates for the 2002 period.

        The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 30% and 31% for the second quarter and six months of 2003, respectively, compared to 31% and 30%, respectively, for the 2002 periods. The changes in gross margin are generally attributable to an increase in margins in the interconnect products and assemblies segment offset by a decline in margins in the cable products segment. The operating margin for interconnect products and assemblies in both the second quarter and six months increased approximately 1% compared to the prior year. The increase in operating profit margin is generally attributable to the effects of higher sales volume and cost reduction activities relating to purchased materials and a shift in headcount to low cost labor areas. This increase was offset by a decline in operating profit margins for cable products of approximately 7% and 5% in the second quarter and six months, respectively, due primarily to the reduction in sales and higher material costs.

        Selling, general and administrative expenses increased to $42.9 and $84.0 (14.1% and 14.4% of net sales) for the second quarter and six months of 2003, respectively, from $38.8 and $75.4 (14.3% of net sales) for the second quarter and six months of 2002, respectively. The increase in 2003 is attributable to increases in selling expense resulting from higher sales volume, increases in research and development costs resulting from increased spending relating to new product development, and increased administrative costs for insurance and pensions.

        Other expense, net, for the second quarter is comprised primarily of foreign currency transaction gains and losses ($.7 loss in 2003 and $.8 loss in 2002), reflecting weakness of the U.S. dollar in both

2003 and 2002, program fees on sale of accounts receivable ($.4 in 2003 and $.5 in 2002),due to lower receivable sales and fee rates in 2003, minority interests ($.5 in 2003 and $.4 in 2002) and agency and commitment fees on the Company's credit facilities ($.3 in 2003 and $.1 in 2002).

        Other expense, net, for the six months is comprised primarily of foreign currency transaction gains and losses ($1.1 loss in 2003 and $.9 loss in 2002), reflecting weakness of the U.S. dollar in both 2003 and 2002, program fees on sale of accounts receivable ($.7 in 2003 and $.9 in 2002), reflecting lower receivable sales and fee rates in 2003, minority interests ($.9 in 2003 and $.7 in 2002) and agency and commitment fees on the Company's credit facilities ($.4 in 2003 and $.3 in 2002).

        Expenses for early extinguishment of debt totaling $10.4 relate to the refinancing of the Company's senior credit facilities. Such one-time expenses include the call premium related to the redemption of the Company's Senior Subordinated Notes of $4.7, write-off of unamoritized deferred debt issue costs of $3.9 and other related fees and expenses of $1.8.

        Interest expense for the second quarter and six months of 2003 was $7.7 and $15.8 compared to $12.9 and $25.7 for the 2002 periods. The decrease is attributable to lower average debt levels and lower interest rates.

        The provision for income taxes for the 2003 periods was at an effective rate of 34% compared to 34.5% in the 2002 period.

  Liquidity and Capital Resources

        Cash provided by operating activities was $70.1 in the first six months of 2003 compared to $73.8 in the 2002 period. The decrease in cash flow relates primarily to an increase in non-cash components of working capital offset in part by an increase in net income. The non-cash components of working capital increased $3.5 in the first six months of 2003, due primarily to an operating increase of $17.1 in accounts receivable resulting from increased sales volume, partially offset by an operating reduction of $5.9 in inventory and an increase of $9.6 in accrued expenses relating primarily to an increase in liabilities for income taxes. The non-cash components of working capital decreased $20.1 in the first six months of 2002, due primarily to a $10.0 decrease in inventory as inventory levels were reduced in response to lower sales levels and an increase of $7.2 in accrued liabilities resulting from increases in liabilities for income taxes and interest.

        Accounts receivable increased $27.6, primarily due to increased sales volume, $6.5 of accounts receivable from acquired companies, and a $6.5 increase due to translation resulting from the relatively weaker U.S. dollar at June 30, 2003 compared to December 31, 2002, partially offset by an increase in receivables sold of $2.5. Days sales outstanding, computed before sales of receivables, remained constant at 66 days. Inventory increased $5.9 to $211.5. Such increase was attributable to the $6.6 impact of translation resulting from the relatively weaker U.S. dollar at June 30, 2003 compared to December 31, 2002, $5.2 of inventory from acquired companies partially offset by an operating reduction of $5.9. Inventory turnover increased to 3.8x in 2003 from 3.5x in 2002. Goodwill increased $14.6 to $501.4 as a result of acquisitions completed in 2003. Land and depreciable assets, net, increased $10.6 to $171.3, reflecting capital expenditures of $12.9, assets from acquisitions of approximately $8.7, an increase of $7.1 due to translation resulting from relatively weaker U.S. dollar at June 30, 2003 compared to December 31, 2002, and depreciation of $18.1.

        For the first six months of 2003, cash from operating activities of $70.1, proceeds from the refinancing of $28.3, additional sales of receivables of $2.5, and proceeds from exercise of stock options of $1.2 was used primarily to fund capital expenditures of $12.9, acquisitions of $29.8 and for a net debt reduction of $57.8. For the first six months of 2002, cash from operating activities of $73.8 cash on hand of $8.7 and proceeds from exercise of stock options of $2.9 were used to fund capital expenditures of $7.9, acquisitions of $11.9, a reduction in sales of receivables of $10.3 and a net reduction in bank debt of $55.3.

        During the second quarter the Company completed a refinancing of its senior credit facilities. Borrowings of $625.0 under a new bank loan agreement (Bank Agreement), described below, were used to repay $439.5 outstanding under the Company's previous bank agreement, redeem all outstanding notes totaling $148.7 (including the call premium on the notes of $4.7) and to pay other fees and expenses associated with the refinancing of $8.5. A prepayment of the new bank loan of $37.0 was made in June with excess borrowing proceeds and cash flow from operations. The refinancing had the effect of extending the maturity of the Company's debt coming due in 2003 through 2007.

        In conjunction with entering into the new Bank Agreement the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250.0 and $150.0 of floating rate bank debt at 2.44% and 1.24%, expiring in 2006 and 2004, respectively.

        The Company's new Bank Agreement includes a Term Loan, consisting of a Tranche A and B, and a $125.0 revolving credit facility. At June 30, 2003, the Tranche A had a balance of $125.0 and matures over the period 2003 to 2008, and the Tranche B had a balance of $463.0 and matures over the period of 2003 to 2010. The revolving credit facility expires in 2008; availability under the facility at June 30, 2003 was $114.7, after reduction of $7.7 for outstanding letters of credit. The Company's interest rate on the revolving credit facility, Tranche A and Tranche B is LIBOR plus 2.0%, 2.0%, and 2.5%, respectively. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. In addition, if the Company's credit rating as assigned by Standard & Poor's or Moody's were to decline to BB- or Ba3, respectively, the Company would be required to perfect liens in favor of participants in the Bank Agreement in substantially all of the Company's U.S. based assets. At June 30, 2003, the Company's credit rating from Standard and Poor's was BB+ and from Moody's was Ba2. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio of higher than 3x (EBITDA divided by interest expense) and a leverage test (Debt divided by EBITDA) lower than 3.8x. At June 30, 2003, such ratios as defined in the Bank Agreement, were 5.97x and 3.15x, respectively. The Bank Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50 for capital leases, $200 for general indebtedness and $200 for acquisition indebtedness, of which approximately $1.9, $0 and $0 were outstanding at June 30, 2003, and restricted payments, including dividends on the Company's Common Stock, in excess of 50% of consolidated cumulative net income, or approximately $8.4 at June 30, 2003.

        The Company's primary ongoing cash requirements will be for operating and capital expenditures, product development activities and debt service. The Company's debt service requirements consist primarily of principal and interest on bank borrowings.

        The Company has not paid, and does not have any present intention to commence payment of cash dividends on its common stock. The Company expects that ongoing requirements for operating and capital expenditures, product development activities and debt service will be funded by internally generated cash flow and availability under the Company's revolving credit facility. The Company may also use cash to fund part or all of the cost of future acquisitions.

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement provides certain covenants and provides for various events of termination. The agreement expires in May 2004. At June 30, 2003, approximately $65.7 of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

        Management believes that the Company's working capital position, ability to generate strong cash flow from operations and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

Environmental Matters

        Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement entered into in connection with the acquisition in 1987. For all sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is currently obligated to reimburse Amphenol 100% of such costs. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities covered by the Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell agreement.

Safe Harbor Statement

        Statements in this report that are not historical are "forward-looking" statements, which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 2002 Annual Report on Form 10-K/A.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change in the Company's assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in its 2002 Annual Report on Form 10-K/A. Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the second quarter as discussed in liquidity and capital resources above. In conjunction with the refinancing, the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250 million and $150 million of floating rate debt at 2.44% and 1.24%, expiring in 2006 and 2004, respectively. At June 30, 2003, the Company's average LIBOR rate was 1.75%. A 10% change in the LIBOR interest rate at June 30, 2003 would have the effect of increasing or decreasing interest expense by approximately $.2 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003, although there can be no assurances that interest rates will not significantly change.

Item 4. Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Reference is made to the Company's 2002 Annual Report on Form 10-K/A.

Item 2. CHANGES IN SECURITIES

        None

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  (a)
  The Annual Meeting of Stockholders was held on Wednesday, May 21, 2003.

  (b)
  Not applicable.

  (c)
  The following matters were submitted to and approved by the stockholders at the Annual Meeting of Stockholders:

  (i)
  The election of three directors, Andrew M. Clarkson, Henry R. Kravis and Marc S. Lipschultz for a three-year term expiring in the year 2006. For Andrew M. Clarkson, the votes were cast as follows: For—40,022,299, Against—64,250; Abstentions—0. For Henry R. Kravis, the votes were cast as follows: For—34,448,906, Against—5,637,643; Abstentions—0. For Marc S. Lipschultz, the votes were cast as follows: For—34,526,242, Against—5,560,307; Abstentions—0.

  (ii)
  Ratification of Deloitte & Touche LLP as independent accountants of the Company. The votes were cast as follows: For—39,739,935, Against—344,820; Abstentions—1,794.

  (iii)
  Ratification and approval of the Amended 1997 Option Plan for Key Employees of the Company and its subsidiaries. The votes were cast as follows: For—38,376,954, Against—1,703,936; Abstentions—5,659.

  (iv)
  Ratification and approval of the Amended 2000 Stock Purchase and Option Plan for Key Employees of the Company and its subsidiaries. The votes were cast as follows: For—36,117,588, Against—2,502,985; Abstentions—1,465,976.

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Listing of Exhibits

10.1
Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003)**

31.1	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14; as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14; as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith

**
Previously filed

(b)
Reports filed on Form 8-K

        A Form 8-K was filed on April 22, 2003 under Item. 9 furnishing Amphenol Corporation's April 16, 2003, Press Release setting forth the Company's first quarter 2003 earnings.

        A Form 8-K was filed on May 12, 2003 under Item. 5 furnishing Amphenol Corporation's May 6, 2003, Press Release announcing the completion of a refinancing of the Company's senior credit facilities and the call for redemption of all the Company's outstanding senior subordinated notes.

        A Form 8-K was filed on June 13, 2003 under Item. 5 describing the details of the Company's recently completed $750 million credit facility. Such filing included the Credit Agreement as an exhibit.

        A Form 8-K was filed on July 22, 2003 under Item 9 furnishing Amphenol Corporation's July 16, 2003, Press Release setting forth the Company's second quarter 2003 earnings.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION
By:	/s/ EDWARD G. JEPSEN Edward G. Jepsen Executive Vice President and Chief Financial Officer

DATE: August 5, 2003

EXHIBIT INDEX

Exhibit Number	Description
10.1
Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003)**
31.1	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14; as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14; as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith

**
Previously filed

QuickLinks

AMPHENOL CORPORATION
Part I. Financial Information
AMPHENOL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (dollars in thousands)
AMPHENOL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited) (dollars in thousands, except per share data)
AMPHENOL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY for the six months ended June 30, 2003 (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY for the six months ended June 30, 2002 (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data)
PART II OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX