Form 10-Q
period 2003-09-30
AMPHENOL CORP /DE/
filed 2003-11-14
CIK 820313

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        As of October 31, 2003, the total number of shares outstanding of Class A Common Stock was 43,751,292.

AMPHENOL CORPORATION

Index to Quarterly Report on Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and short-term cash investments	$16,981	$20,659
Accounts receivable, less allowance for doubtful accounts of $8,935 and $8,812, respectively	159,555	131,252
Inventories	210,770	205,643
Prepaid expenses and other assets	33,125	31,610

Total current assets	420,431	389,164

Land and depreciable assets, less accumulated depreciation of $318,417 and $285,427, respectively	172,294	160,690
Deferred debt issuance costs	7,391	4,382
Goodwill	504,290	486,841
Deferred taxes and other assets	38,852	37,831

	$1,143,258	$1,078,908

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$101,140	$88,533
Accrued interest	3,190	4,957
Accrued salaries, wages and employee benefits	31,616	24,568
Other accrued expenses	48,156	39,493
Current portion of long-term debt	1,168	78,363

Total current liabilities	185,270	235,914

Long-term debt	573,933	565,885
Accrued pension and post employment benefit obligations	98,467	102,418
Deferred taxes and other liabilities	9,046	7,709
Shareholders' Equity:
Common stock	44	43
Additional paid-in capital (deficit)	(246,318)	(274,282)
Accumulated earnings	593,444	522,440
Accumulated other comprehensive loss	(70,628)	(81,219)

Total shareholders' equity	276,542	166,982

	$1,143,258	$1,078,908

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$314,798	$268,115	$897,465	$794,956
Costs and expenses:
Cost of sales, excluding depreciation and amortization	208,677	176,063	594,530	525,283
Depreciation and amortization expense	9,133	9,072	27,507	26,012
Selling, general and administrative expense	44,616	38,780	128,626	114,156

Operating income	52,372	44,200	146,802	129,505
Interest expense	(7,179)	(11,482)	(22,997)	(37,178)
Other expenses, net	(2,447)	(1,167)	(5,856)	(3,988)
Expense for early extinguishment of debt			(10,367)

Income before income taxes	42,746	31,551	107,582	88,339
Provision for income taxes	(14,534)	(10,885)	(36,578)	(30,477)

Net income	$28,212	$20,666	$71,004	$57,862

Net income per common share—Basic	$.65	$.49	$1.66	$1.36

Average common shares outstanding—Basic	43,190,176	42,525,620	42,797,972	42,407,895

Net income per common share—Diluted	$.64	$.48	$1.62	$1.33

Average common shares outstanding—Diluted	44,268,977	43,420,506	43,820,218	43,438,952

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
for the nine months ended September 30, 2003
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in Deficit	Comprehensive Income		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Beginning balance at December 31, 2002	$43	$(274,282)			$522,440	$(81,219)	$166,982
Comprehensive income:
Net income			[$	71,004]	71,004		71,004

Other comprehensive income, net of tax:
Translation adjustments				12,318		12,318	12,318
Revaluation of interest rate derivatives				(1,727)		(1,727)	(1,727)

Other comprehensive income				10,591

Comprehensive income			[$	81,595]

Exercise of stock options, including tax benefit	1	27,784					27,785
Other adjustments		180					180

Ending balance at Sept. 30, 2003	$44	$(246,318)			$593,444	$(70,628)	$276,542

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
for the nine months ended September 30, 2002
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in Deficit	Comprehensive Income		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Beginning balance at December 31, 2001	$42	$(280,224)			$442,096	$(57,981)	$103,933
Comprehensive income:
Net income			[$	57,862]	57,862		57,862

Other comprehensive income, net of tax:
Translation adjustments				4,854		4,854	4,854
Revaluation of interest rate derivatives				7,104		7,104	7,104

Other comprehensive income				11,958

Comprehensive income			[$	69,820]

Exercise of stock options, including tax benefit	1	5,021					5,022
Other adjustments		121					121

Ending balance at Sept. 30, 2002	$43	$(275,082)			$499,958	$(46,023)	$178,896

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Net income	$71,004	$57,862
Adjustments for cash from operations:
Depreciation and amortization	27,507	26,012
Amortization of deferred debt issuance costs	1,096	1,058
Expense for early extinguishment of debt	10,367	—
Net change in non-cash components of working capital	2,725	30,914
Other long term assets and liabilities	(7,350)	(2,875)

Cash flow provided by operations	105,349	112,971

Cash flow from investing activities:
Capital additions, net	(21,740)	(13,848)
Investment in acquisitions	(34,457)	(13,996)

Cash flow used by investing activities	(56,197)	(27,844)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	2,015	(25,215)
Decrease in borrowings under Bank Agreement	(116,543)	(58,205)
Retirement of debt: old Bank Agreement	(439,500)
senior subordinated notes	(148,740)
fees and expenses related to refinancing	(8,870)
Borrowings under new Bank Agreement	625,000
Net change in receivables sold	6,100	(9,500)
Payment of fees related to secondary stock offering	(77)
Proceeds from exercise of stock options including tax benefit	27,785	5,022

Cash used by financing activities	(52,830)	(87,898)

Net change in cash and short-term cash investments	(3,678)	(2,771)
Cash and short-term cash investments balance, beginning of period	20,659	27,975

Cash and short-term cash investments balance, end of period	$16,981	$25,204

Cash paid during the period for:
Interest	$24,437	$36,234
Income taxes paid, net of refunds	24,776	22,288

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1—Principles of Consolidation and Interim Financial Statements

        The condensed consolidated balance sheet as of September 30, 2003 and December 31, 2002, and the related consolidated statements of income for the three and nine months ended September 30, 2003 and 2002 and of changes in shareholders' equity and of cash flow for the nine months ended September 30, 2003 and 2002 include the accounts of Amphenol Corporation and its subsidiaries (the "Company"). The interim financial statements included herein are unaudited. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2002 Annual Report on Form 10-K/A.

Note 2—Refinancing and New Credit Agreement

        In May 2003, the Company completed a refinancing of its senior credit facilities and redeemed all of its outstanding Senior Subordinated Notes ("Notes"). The new credit facilities ("new Bank Agreement") consisted of: (1) a $125,000 five year revolving credit facility, (2) a $125,000 Tranche A loan which will amortize over the five year period through May 2008 and (3) a $500,000 Tranche B loan with $5,000 per year amortization through 2009 and a final maturity in 2010. The Company's borrowing rate on the revolving credit facility and the Tranche A loan is LIBOR plus 200 basis points and on the Tranche B loan is LIBOR plus 250 basis points. As of September 30, 2003, there was $700 outstanding on the revolving credit facility, $120,000 outstanding on the Tranche A loan, and $413,000 outstanding on the Tranche B loan. In connection with the refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $10,367 (less tax effects of $3,525) or $.16 per share after tax. Such one-time expenses include the call premium on the Notes, write-off of unamortized deferred debt issuance costs and other related costs. In conjunction with entering into the new Bank Agreement the Company entered into interest rate swap agreements that fix the Company's LIBOR interest rate on $250,000 and $150,000 of floating rate bank debt at 2.44% and 1.24% and expire in 2006 and 2004, respectively. In November 2003, the Company completed an amendment to the new Bank Agreement to reduce the LIBOR margin on the Tranche B loan to 200 basis points.

Note 3—Secondary Stock Offering

        On August 15, 2003, stockholders of the Company sold approximately 10.0 million shares of Class A common stock in a public offering. Of the shares sold, approximately 9.0 million shares were sold by affiliates of Kohlberg Kravis Roberts & Co. ("KKR") and approximately 1.0 million shares were sold by management. The Company incurred approximately $750 in transaction costs primarily for legal, accounting and printing related expenses. These costs are included in "other expenses, net" in the accompanying Consolidated Statement of Income. In conjunction with the offering, the Company realized approximately $23,100 in proceeds from the exercise of stock options and related tax benefit.

Note 4—Inventories

        Inventories consist of:

	September 30, 2003	December 31, 2002
Raw materials and supplies	$44,628	$38,133
Work in process	114,129	111,337
Finished goods	52,013	56,173

	$210,770	$205,643

Note 5—Reportable Business Segments

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

        The segment results for the three months ended September 30, 2003 and 2002 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2003	2002	2003	2002	2003	2002
Net sales
-external	$269,852	$227,354	$44,946	$40,761	$314,798	$268,115
-intersegment	400	580	2,258	2,368	2,658	2,948
Segment operating income	50,280	40,733	5,131	5,702	55,411	46,435

        The segment results for the nine months ended September 30, 2003 and 2002 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2003	2002	2003	2002	2003	2002
Net sales
-external	$777,846	$663,443	$119,619	$131,513	$897,465	$794,956
-intersegment	1,278	1,320	8,933	6,530	10,211	7,850
Segment operating income	141,087	112,313	14,837	21,701	155,924	134,014

        Reconciliation of segment operating income to consolidated income before taxes for the third quarter and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Segment operating income	$55,411	$46,435	$155,924	$134,014
Interest expense	(7,179)	(11,482)	(22,997)	(37,178)
Other net expenses	(5,486)	(3,402)	(14,978)	(8,497)
Expense for early extinguishment of debt	—	—	(10,367)	—

Consolidated income before income taxes	$42,746	$31,551	$107,582	$88,339

Note 6—Commitments and Contingencies

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

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. At September 30, 2003 and December 31, 2002, approximately $69,300 and $63,200, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

Note 7—Stock Options

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003	2002
Net Income		$28,212		$20,666	$71,004	$57,862
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effect		(1,399)		(1,639)	(3,880)	(4,919)

Pro forma net income		$26,813		$19,027	$67,124	$52,943

Earnings Per Share:
Basic-as reported		$.65		$.49	$1.66	$1.36
Basic-pro forma		$.62		$.45	$1.57	$1.25
Diluted-as reported	$	..64	$	..48	$1.62	$1.33
Diluted-pro forma		$.61		$.44	$1.53	$1.22

Note 8—New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. The statement was effective beginning January 1, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002 and did not have a material impact on the Company's Consolidated Financial Statements.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure." FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to apply APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options, and the disclosures required by FAS Nos. 123 and 148 are included in Note 7 herein.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. This Interpretation is effective December 15, 2003, and is not expected to have a material impact on the Company's Consolidated Financial Statements.

        In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Item 2. Results of Operations

Quarter and Nine months ended September 30, 2003 compared to the quarter and nine months ended September 30, 2002

        Net sales increased approximately 17% to $314.8 and 13% to $897.5 in the third quarter and nine months of 2003, respectively, compared to sales of $268.1 and $795.0, respectively, for the same periods in 2002. External sales of interconnect products and assemblies increased 19% in the third quarter 2003 compared to 2002 ($269.9 in 2003 versus $227.4 in 2002) and 17% in the nine months 2003 compared to 2002 ($777.9 in 2003 versus $663.4 in 2002). Sales increased in the Company's major end markets including the mobile communications, computer/data communications, industrial, automotive, and military/aerospace markets. The increases occurred in all major geographic regions, with approximately one third of the increase attributable to the effect of currency translation, as detailed below. The remaining increase resulted primarily from new acquisitions and the continuing development of new application specific and value added products. External sales of cable products increased 10% in the third quarter 2003 compared to 2002 ($44.9 in 2003 versus $40.8 in 2002) and decreased 9% in the nine months of 2003 compared to 2002 ($119.6 in 2003 versus $131.6 in 2002.) The increase in sales in the third quarter related primarily to an increase in sales to international cable operators. The decrease in the nine month period is primarily attributable to decreased sales of coaxial cable products for the broadband communications market resulting from the slowdown in capital spending by both domestic and international cable operators for network upgrades and expansion. Geographically, sales in the United States in the third quarter and nine months 2003 increased 12% and 6%, respectively, compared to the same periods in 2002 ($143.3 and $404.9 in 2003 versus $128.1 and $382.7 in 2002) and 11% and 5%, respectively, in local currency compared to 2002. International sales for the third quarter and nine months 2003 increased approximately 22% and 19%, respectively, in U.S. dollars ($171.5 and $492.6 in 2003 versus $140.0 and $412.3 in 2002) and increased 15% and 9%, respectively, in local currency compared to 2002. Currency translation had the effect of increasing sales in the third quarter and nine months of 2003 by approximately $11.7 and $46.3, respectively, when compared to exchange rates for the 2002 periods.

        The gross profit margin as a percentage of net sales (including depreciation in cost of sales) remained constant at 31% for the third quarter and nine months of 2003, compared to the 2002 periods. An increase in margins in the interconnect products and assemblies segment was offset by a decline in margins in the cable products segment. The operating margin for interconnect products and assemblies in both the third quarter and nine months increased approximately 1% compared to the prior year. The increase in operating profit margin is generally attributable to the effects of higher sales volume and cost reduction activities relating to purchased materials and a shift in headcount to low cost labor areas. This increase was offset by a decline in operating profit margins for cable products of approximately 2% and 5% in the third quarter and nine months, respectively, due primarily to higher material costs and change in product mix.

        Selling, general and administrative expenses increased to $44.6 and $128.6 (14.2% and 14.3% of net sales) for the third quarter and nine months of 2003, respectively, from $38.8 and $114.2 (14.5% and 14.4% of net sales) for the third quarter and nine months of 2002, respectively. The increase in 2003 is attributable to increases in selling expense resulting from higher sales volume, increases in research and development costs resulting from increased spending relating to new product development, and increased administrative costs for insurance and pensions.

        Other expense, net, for the third quarter is comprised primarily of foreign currency transaction gains and losses ($.6 loss in 2003 and $.2 loss in 2002), reflecting weakness of the U.S. dollar in both

2003 and 2002, program fees on sale of accounts receivable ($.4 in 2003 and $.5 in 2002), reflecting lower receivable sales and fee rates in 2003, minority interests ($.7 in 2003 and $.3 in 2002), secondary stock offering fees ($.8 in 2003 and nil in 2002) and agency and commitment fees on the Company's credit facilities ($.2 in 2003 and $.1 in 2002).

        Other expense, net, for the nine months is comprised primarily of foreign currency transaction gains and losses ($1.7 loss in 2003 and $1.1 loss in 2002), reflecting weakness of the U.S. dollar in both 2003 and 2002, program fees on sale of accounts receivable ($1.1 in 2003 and $1.4 in 2002), reflecting lower receivable sales and fee rates in 2003, minority interests ($1.6 in 2003 and $1.0 in 2002), secondary stock offering fees ($.8 in 2003 and nil in 2002) and agency and commitment fees on the Company's credit facilities ($.6 in 2003 and $.4 in 2002).

        Expenses for early extinguishment of debt totaling $10.4 relate to the refinancing of the Company's senior credit facilities. Such one-time expenses include the call premium related to the redemption of the Company's Senior Subordinated Notes of $4.7, write-off of unamortized deferred debt issuance costs of $3.9 and other related fees and expenses of $1.8.

        Interest expense for the third quarter and nine months of 2003 was $7.2 and $23.0 compared to $11.5 and $37.2 for the 2002 periods. The decrease is attributable to lower average debt levels and lower interest rates.

        The provision for income taxes for the 2003 periods was at an effective rate of 34% compared to 34.5% in the 2002 periods.

Liquidity and Capital Resources

        Cash provided by operating activities was $105.0 in the first nine months of 2003 compared to $113.0 in the 2002 period. The decrease in cash flow relates primarily to a smaller reduction in the 2003 period in non-cash components of working capital and a net increase in cash out flows from other long term assets and liabilities, relating primarily to a $10.0 contribution to the Company's pension plan; offset in part by an increase in net income. The non-cash components of working capital decreased $2.7 in the first nine months of 2003, due primarily to a $8.3 increase in accounts payable, an operating reduction of $8.1 in inventory and an increase of $6.1 in accrued liabilities relating primarily to an increase in liabilities for income taxes, partially offset by a $19.3 increase in accounts receivable due to the higher level of sales. The non-cash components of working capital decreased $30.9 in the first nine months of 2002, due primarily to a $16.3 decrease in inventory as inventory levels were reduced in response to lower sales levels and an increase of $11.5 in accrued liabilities resulting from increases in liabilities for income taxes and interest.

        Accounts receivable increased $28.3, primarily due to increased sales volume, $6.6 of accounts receivable from acquired companies, and an $8.5 increase due to translation resulting from the relatively weaker U.S. dollar at September 30, 2003 compared to December 31, 2002, partially offset by an increase in receivables sold of $6.1. Days sales outstanding, computed before sales of receivables decreased to 65 days at September 30, 2003 from 66 days at December 31, 2002. Inventory increased $5.1 to $210.8. Such increase was attributable to the $8.0 impact of translation resulting from the relatively weaker U.S. dollar at September 30, 2003 compared to December 31, 2002 and $5.2 of inventory from acquired companies, partially offset by an operating reduction of $8.1. Inventory turnover increased to 3.8x in 2003 from 3.5x in 2002. Goodwill increased $17.5 to $504.3 as a result of acquisitions completed in 2003. Land and depreciable assets, net, increased $11.6 to $172.3, reflecting capital expenditures of $21.7, assets from acquisitions of approximately $8.7, an increase of $8.3 due to translation resulting from relatively weaker U.S. dollar at September 30, 2003 compared to December 31, 2002, and depreciation of $27.1.

        For the first nine months of 2003, cash from operating activities of $105.3, cash on hand of $3.7, proceeds from the refinancing of $27.9, additional sales of receivables of $6.1, and proceeds from exercise of stock options of $27.8 were used primarily to fund capital expenditures of $21.7, acquisitions of $34.5 and for a net debt reduction of $114.5. For the first nine months of 2002, cash from operating activities of $113.0, cash on hand of $2.8, and proceeds from exercise of stock options of $5.0 were used to fund capital expenditures of $13.8, acquisitions of $14.0, a reduction in sales of receivables of $9.5 and a net reduction in bank debt of $83.4.

        During the second quarter the Company completed a refinancing of its senior credit facilities. Borrowings of $625.0 under a new bank loan agreement (Bank Agreement), described below, were used to repay $439.5 outstanding under the Company's previous bank agreement, redeem all outstanding senior subordinated notes totaling $148.7 (including the call premium of $4.7) and to pay other fees and expenses associated with the refinancing of $8.9. A prepayment of the new bank loan of $37.0 was made in June with excess borrowing proceeds and cash flow from operations and additional prepayments of $55.0 were made in the third quarter. The refinancing had the effect of extending the maturity of the Company's debt coming due in 2003 through 2007.

        The Company's new Bank Agreement includes a Term Loan, consisting of a Tranche A and B, and a $125.0 revolving credit facility. At September 30, 2003, the Tranche A had a balance of $120.0 and matures over the period 2004 to 2008, and the Tranche B had a balance of $413.0 and matures in 2010. The revolving credit facility expires in 2008; availability under the facility at September 30, 2003 was $116.5, after a reduction of $7.8 for outstanding letters of credit. The Company's interest rate on the revolving credit facility and Tranche A loan is LIBOR plus 200 basis points and on the Tranche B loan is LIBOR plus 250 basis points (200 basis points effective November 6, 2003). The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. In addition, if the Company's credit rating as assigned by Standard & Poor's or Moody's were to decline to BB- or Ba3, respectively, the Company would be required to perfect liens in favor of participants in the Bank Agreement in substantially all of the Company's U.S. based assets. At September 30, 2003, the Company's credit rating from Standard and Poor's was BB+ and from Moody's was Ba2. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio of higher than 3x (EBITDA divided by interest expense) and a leverage test (Debt divided by EBITDA) lower than 3.8x. At September 30, 2003, such ratios as defined in the Bank Agreement, were 6.85x and 2.79x, respectively. The Bank Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50 for capital leases, $200 for general indebtedness and $200 for acquisition indebtedness, of which approximately $1.9, $0 and $0 were outstanding at September 30, 2003, and restricted payments, including dividends on the Company's Common Stock, in excess of 50% of consolidated cumulative net income, or approximately $22.4 at September 30, 2003. In conjunction with entering into the new Bank Agreement the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250.0 and $150.0 of floating rate bank debt at 2.44% and 1.24%, expiring in 2006 and 2004, respectively.

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

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement provides certain covenants and provides for various events of termination. The agreement expires in

May 2004. At September 30, 2003, approximately $69.3 of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change in the Company's assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in its 2002 Annual Report on Form 10-K/A. Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the second quarter as discussed in liquidity and capital resources above. In conjunction with the refinancing, the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250.0 and $150.0 of floating rate debt at 2.44% and 1.24%, expiring in 2006 and 2004, respectively. At September 30, 2003, the Company's average LIBOR rate was 1.80%. A 10% change in the LIBOR interest rate at September 30, 2003 would have the effect of increasing or decreasing interest expense by approximately $.2 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003, although there can be no assurances that interest rates will not significantly change.

Item 4. Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        Reference is made to the Company's 2002 Annual Report on Form 10-K/A.

Item 2.    CHANGES IN SECURITIES

        None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None

Item 5.    OTHER INFORMATION

        None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Listing of Exhibits

10.1	Amendment No. 1 to Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein, and Deutsche Bank Trust Company Americas as Administrative Agent.
31.1	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14; as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14; as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        A Form 8-K was filed on July 22, 2003 under Item 9 furnishing Amphenol Corporation's press release dated July 16, 2003, setting forth the Company's second quarter 2003 earnings.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION
By:	/s/ EDWARD G. JEPSEN Edward G. Jepsen Executive Vice President and Chief Financial Officer

DATE: November 14, 2003

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 1 to Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein, and Deutsche Bank Trust Company Americas as Administrative Agent.*
31.1	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14; as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14; as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith

**
Previously filed

QuickLinks

AMPHENOL CORPORATION Index to Quarterly Report on Form 10-Q
Part I. Financial Information
AMPHENOL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEET (dollars in thousands)
AMPHENOL CORPORATION CONSOLIDATED STATEMENT OF INCOME (Unaudited) (dollars in thousands, except per share data)
AMPHENOL CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY for the nine months ended September 30, 2003 (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY for the nine months ended September 30, 2002 (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, unless otherwise noted, except per share data)
PART II OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX