Form 10-K
period 2003-12-31
AMPHENOL CORP /DE/
filed 2004-02-09
CIK 820313

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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
Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock, $.001 par value (Title of each Class)	New York Stock Exchange, Inc. (Name of each Exchange on which Registered)

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

        The aggregate market value of Amphenol Corporation common stock, $.001 par value, held by non-affiliates was approximately $1,008 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2003.

        As of December 31, 2003 the total number of shares outstanding of registrant's common stock was 43,842,763.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

A M P H E N O L    C O R P O R A T I O N    2 0 0 3    A N N U A L    R E P O R T

A M P H E N O L    C O R P O R A T I O N    2 0 0 3    A N N U A L    R E P O R T

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

        The Company's strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2003, the Company reported net sales, operating income and net income of $1,239.5 million, $204.4 million and $104.0 million, respectively.

The table below summarizes information regarding the Company's primary markets and end applications for the Company's products:

	Communications	Industrial/Automotive	Commercial and Military Aerospace
Percentage of Sales	49%	26%	25%
Primary End Applications
Voice
•wireless handsets and personal communication devices
•base stations and other wireless and telecommunications infrastructure
•broadband
Video
•broadband cable television networks and set top converters
Data
•cable modems
•servers and storage systems
•computers, personal computers and related peripherals
	•data networking equipment	Factory automation Instrumentation and medical systems Automobile safety systems and other on board electronics Mass transportation Oil exploration Off-road construction	Military and Commercial Aircraft •avionics •engine controls •flight controls •passenger related systems Missile systems Battlefield communications Satellite and space programs

        The Company designs and manufactures connectors and interconnect systems which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is one of the largest connector manufacturers in the world. The Company has developed a broad range of connector and interconnect products for communications equipment applications including the converging voice, video and data communications markets. The Company is a leader in developing interconnect products for factory automation, machine tools, instrumentation and medical systems, mass transportation applications and automotive applications, including airbags, pretensioner seatbelts and other on board automotive electronics. In addition, the Company is the leading supplier of high performance, military-specification, circular environmental connectors that require superior performance and reliability under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as oil exploration, medical instrumentation and off-road construction.

        Industry analysts estimate that the worldwide market for interconnect products will grow approximately 6% in 2004. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 50% in 2003. Industry analysts estimate that the total sales for the industry were approximately $32 billion in 2003.

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

        The Company is a global manufacturer employing advanced manufacturing processes. The Company manufactures and assembles its products at facilities in the Americas, Europe and Asia. The Company sells its connector products through its own global sales force and independent manufacturers' representatives to thousands of OEMs in approximately 60 countries throughout the world as well as through a global network of electronics distributors. The Company sells its coaxial cable products primarily to cable television operators and to telecommunication companies who have entered the broadband communications market. For the year 2003, approximately 49% of the Company's net sales were in North America, 27% were in Europe and 24% were in Asia and other countries.

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

	2003	2002	2001
	(dollars in thousands)
Net trade sales by business segment:
Interconnect products and assemblies	$1,071,968	$892,309	$906,799
Cable products	167,536	169,693	196,972

	$1,239,504	$1,062,002	$1,103,771

Net trade sales by geographic area(1):
United States operations	$555,918	$501,073	$538,938
International operations	683,586	560,929	564,833

	$1,239,504	$1,062,002	$1,103,771

(1)
Based on customer location to which product is shipped.

        Interconnect Products and Assemblies.    The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial and military aerospace systems, automotive and mass transportation applications, and industrial and factory automation equipment. Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission. Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment. The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: engineered cable assemblies used in base stations for wireless communication systems and internet networking equipment; smart card acceptor devices used in mobile GSM telephones, cable modems and other applications to facilitate reading data from smart cards; fiber optic couplers and connectors used in fiber optic signal transmission; input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; and sculptured flexible circuits used for integrating printed circuit boards in communication applications. The Company also designs and produces a broad range of radio frequency connector products used in telecommunications, computer and office equipment, instrumentation equipment, local area networks and automotive electronics. The Company's radio frequency interconnect products and assemblies are also used in base stations, mobile communication devices and other components of cellular and personal communications networks.

        The Company believes that it is the largest supplier of high performance, military-specification, circular environmental connectors. Such connectors require superior performance and reliability under conditions of stress and in hostile environments. High performance environmental connectors and interconnect systems are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that the connectors are subject to rapid and severe temperature changes, vibration, humidity and nuclear radiation. Frequent applications of these connectors and interconnect systems include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy, medical instrumentation, geophysical applications and off-road construction equipment. The Company also designs and produces industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety products including interconnect devices and systems used in automotive airbags, pretensioner seatbelts, antilock braking systems and other on board automotive electronic systems. The Company also designs and produces highly-engineered cable and backplane assemblies. Such assemblies are specially designed by the Company in conjunction with OEM customers for specific applications, primarily for computer, wired and wireless communication systems, office equipment and aerospace applications. The cable assemblies utilize the Company's connector and cable products as well as components purchased from others.

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

        The rapid development in fiber optic technologies, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel requires) and other communication technologies, including the Company's development of higher capacity coaxial cable, have resulted in technologies that enable cable television systems to provide channel capacity in excess of 500 channels. Such expanded channel capacity, along with other component additions, permit cable operators to offer full service networks with a variety of capabilities including near video-on-demand, pay-per-view special events, home shopping networks, interactive entertainment and education services, telephone services and high-speed access to data resources such as the Internet. With respect to expanded channel capacity systems, cable operators have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, a cable system using both fiber optic cable and coaxial cable. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, with the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer's communication devices. The Company believes that while system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of the cable systems, there will be an ongoing need for high capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system. In addition, U.S. cable system designs are increasingly being employed in international markets where cable television penetration is generally lower than in the U.S. The Company believes the development of cable television systems in international markets presents a significant opportunity to increase sales of its coaxial cable products.

        The Company is also a leading producer of flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment components as well as in a variety of telecommunication applications.

International Operations

        The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 55% of the Company's sales for the year ended December 31, 2003 were outside the United States. Approximately 48% of such international sales were in Europe. The Company has manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, and Estonia and sales offices in most European markets. The balance of the Company's international activities are located in Asia, Canada, Latin America and Australia. Asian operations include manufacturing facilities in Japan, Taiwan, China, Korea, India and Malaysia. The Company's international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company's other operations around the world. The Company has low cost manufacturing and assembly facilities in Mexico, China, India and Eastern Europe to serve regional and world markets.

Customers

        The Company's products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 3% of net sales for the year ended December 31, 2003. The Company sells its products to over 10,000 customer locations worldwide. The Company's products are sold both directly to OEMs, contract manufacturers, cable system operators, telecommunication companies and through manufacturers' representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company's strategy is to provide comprehensive design capabilities, a broad selection of products and a high level of service in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

        The Company's sales to distributors represented approximately 20% of the Company's 2003 sales. The Company's recognized brand names, including "Amphenol," "Times Fiber," "Tuchel," "Socapex," "Sine," "Spectra-Strip," "Pyle-National," "Matrix," "Kai Jack" and others, together with the Company's strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

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

        The Company purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and silver used in plating, aluminum, brass, steel, copper and bimetallic products used for cable, contacts and connector shells; and plastic materials used for cable and connector bodies and inserts. Such raw materials are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is not dependent upon any one source for raw materials, or if one source is used the Company attempts to protect itself through long-term supply agreements.

Research and Development

        The Company's research and development expense for the creation of new and improved products and processes was $26.4 million, $24.2 million and $22.6 million for 2003, 2002 and 2001, respectively. The Company's research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

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

Backlog

        The Company estimates that its backlog of unfilled orders was $262 million and $224 million at December 31, 2003 and 2002, respectively. Orders typically fluctuate from quarter to quarter based on customer demands and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company's business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

        As of December 31, 2003, the Company had approximately 13,900 full-time employees worldwide. Of these employees, approximately 9,200 were hourly employees and the remainder were salaried. The Company had a one week strike in October 1995 at its Sidney, New York facility relating to the renewal of the labor contract at that facility with the International Association of Machinists and Aerospace Workers. The Company has not had any other significant work stoppages in the past ten years. The Company believes that it has a good relationship with its unionized and non-unionized employees.

Other

        The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the Company's web site, www.amphenol.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492.

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

  •
  The effects of significant changes in monetary and fiscal policies in the U.S. and abroad including significant currency fluctuations and unforeseen inflationary pressures.

  •
  Substantial and unforeseen price pressure on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements.

  •
  Increased difficulties in obtaining a consistent supply of basic materials like steel, aluminum, copper, bimetallic products, gold or plastic resins at stable pricing levels.

  •
  Unpredictable difficulties or delays in the development of new product programs.

  •
  Significant changes in interest rates or in the availability of financing for the Company or certain of its customers.

  •
  Rapid material escalation of the cost of regulatory compliance and litigation.

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

  •
  Unforeseen interruptions to the Company's business with its largest customers, distributors and suppliers resulting from, but not limited to, strikes, financial instabilities, computer malfunctions or inventory excesses.

Item 2. Properties

        The Company's fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2003, the Company operated a total of 93 plants and warehouses of which (a) the locations in the U.S. had approximately 2.1 million square feet, of which .9 million square feet were leased; and (b) the locations outside the U.S. had approximately 2.6 million square feet, of which 1.4 million square feet were leased.

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

        Subsequent to the acquisition of Amphenol from Allied Signal Corporation ("Allied Signal") in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the "Honeywell Agreement") entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs. Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations. The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

        Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup and monitoring costs and potential damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently performing monitoring activities at its manufacturing site in Sidney, New York. The Company is also performing design, cleanup, operations and maintenance and monitoring activities at three off-site disposal sites previously utilized by the Company's Sidney facility and others, the "Richardson Hill" landfill, the "Route 8" landfill and the "Sidney Center" landfill. The Company and Honeywell have entered into an administrative consent order with the United States Environmental Protection Agency (the "EPA") and are presently performing remedial measures for "Richardson Hill", which has been designated a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The administrative consent order requires the Company to complete the approved remedial measures and to continue to monitor the site. With respect to the second site, the "Route 8" landfill, the Company initiated a remediation program pursuant to a Consent Order with the

New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995, the Company and Honeywell received a letter from the EPA demanding that the Company and Honeywell accept responsibility for the investigation and cleanup of the third site, Sidney Center landfill, another Superfund Site. The Sidney Center landfill was a municipal landfill site utilized by the Company's Sidney facility and other local towns and businesses. In 1996, the Company and Honeywell received a unilateral order from the EPA directing the Company and Honeywell to perform certain investigation, design and cleanup activities at the Sidney Center landfill site. The Company and Honeywell responded to the unilateral order by agreeing to undertake certain remedial design activities. In 1997, the EPA filed a lawsuit against the Company and Honeywell seeking reimbursement of past costs expended by the EPA in connection with activities at the Sidney Center landfill site and seeking to affix liability upon the Company and Honeywell for all additional costs to be incurred in connection with all further investigations, design and cleanup activities at the Sidney Center landfill site. The Company joined four local municipalities as co-defendants in the lawsuit. In 2001 the Company and Honeywell were ordered by the Court to pay the EPA approximately $3.5 million, net of contributions by the municipalities who had been joined as co-defendants in the lawsuit. Pursuant to that decision the Company and Honeywell are implementing the approved remedial measures for the Sidney Center landfill site. The municipalities who were joined in the lawsuit have agreed to monitor and maintain the caps installed at the Sidney Center landfill site as part of the approved remediation plan. The Company and Honeywell will be responsible for continuing groundwater monitoring at the site. The Company is also engaged in remediating or monitoring environmental conditions at certain of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at other off-site disposal sites. All such environmental matters referred to in this paragraph are covered by the Honeywell Agreement.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of our shareholders during the last quarter of the year ended December 31, 2003.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        The Company affected the initial public offering of its Class A Common Stock in November 1991. The Company's common stock has been listed on the New York Stock Exchange since that time under the symbol "APH." The following table sets forth on a per share basis the high and low prices for the common stock for both 2003 and 2002 as reported on the New York Stock Exchange.

	2003		2002
	High	Low	High	Low
First Quarter	$43.95	$37.00	$51.75	$40.25
Second Quarter	49.40	38.76	49.00	35.50
Third Quarter	57.67	46.10	42.46	30.11
Fourth Quarter	64.13	52.06	45.81	27.47

        As of January 30, 2004 there were 64 holders of record of the Company's common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

        Since its initial public offering in 1991, the Company has not paid and it does not have any present intention to commence payment of dividends; however, this policy will be reviewed on an ongoing basis. The Company intends to retain earnings to provide funds for the operation and expansion of the Company's business and to repay outstanding indebtedness. Currently the Company has certain restrictions regarding the declaring and paying of cash dividends on, or repurchasing the Company's common stock under certain covenants contained in the Company's debt agreements.

        Partnerships affiliated with Kohlberg Kravis Roberts & Co. L.P. ("KKR") owned 27.2% of the Company's Class A Common Stock as of December 31, 2003. In 2003, 2002 and 2001, the Company paid KKR fees of $.9 million, $1.0 million, and $1.0 million, respectively for management and consulting services.

        The following table summarizes our equity compensation plan information as of December 31, 2003:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,931,875	$35.98	1,169,435
Equity compensation plans not approved by security holders	—	—	—

Total	3,931,875	$35.98	1,169,435

        On January 21, 2004, the Company announced a 2-for-1 stock split that will be effective for stockholders of record as of March 17, 2004. The Company expects the additional shares to be distributed on or before March 29, 2004. The share information included herein does not reflect the effect of such stock split.

Item 6. Selected Financial Data
(dollars in thousands, except per share data)

	Year Ended December 31,
	2003		2002	2001	2000	1999
Operations
Net sales	$1,239,504		$1,062,002	$1,103,771	$1,359,702	$1,010,603
Net income	103,990	(1)	80,344	83,710	107,904	35,621	(2)
Net income per common share—Diluted	2.36	(1)	1.85	1.95	2.52	.97	(2)
Financial Position
Working capital	$233,707		$153,250	$166,857	$170,131	$189,252
Total assets	1,181,384		1,078,908	1,026,743	1,004,322	836,376
Long-term debt, including current portion	542,959		644,248	720,319	728,346	762,487
Shareholders' equity (deficit)	323,406		166,982	103,933	29,234	(81,166)
Weighted average shares outstanding—diluted	44,065,860		43,445,600	42,997,121	42,878,922	36,664,016

(1)
Includes a one-time charge for expenses incurred in the early extinguishment of debt of $10,367, less tax benefit of $3,525, or $0.16 per share after taxes.

(2)
Includes a one-time charge for expenses incurred in the early extinguishment of debt of $13,553, less tax benefit of $4,879, or $0.24 per share after taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2003 has been derived from and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

Executive Overview

        The Company is a global designer, manufacturer and marketer of interconnect and cable products. In 2003 approximately 55% of the Company's sales were outside the U.S. The primary end markets for our products are:

  •
  communication systems for the converging technologies of voice, video and data communications;

  •
  a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation, natural resource exploration and automotive applications and;

  •
  commercial and military aerospace applications.

        The Company's products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 3% of net sales in 2003. The Company encounters competition in all of its markets and competes primarily on the basis of engineering, product quality, price, customer service and delivery time. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

        The Company's strategy is to provide comprehensive design capabilities, a broad selection of products and a high level of service in the areas in which it competes. The Company focuses its research and development efforts through close collaboration with its OEM customers to develop highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales within a one-to-three year period. The Company is also focused on controlling costs. The Company does this by investing in modern manufacturing technologies, controlling purchasing processes and expanding into low cost labor areas.

        The Company's strategic objective is to further enhance its position in its served markets by pursuing the following success factors:

  •
  Focus on customer needs

  •
  Design and develop application-specific interconnect solutions

  •
  Establish a strong global presence in resources and capabilities

  •
  Preserve and foster a collaborative, entrepreneurial management structure

  •
  Maintain a culture of controlling cost

  •
  Pursue strategic acquisitions

        For the year ended December 31, 2003, the Company reported net sales, operating income and net income of $1,240 million, $204 million and $104 million, respectively; up 17%, 18% and 29%, respectively, from 2002. Sales of interconnect products and assemblies increased in each of the Company's major markets and geographic regions; sales of cable products were stable with the prior year. Net income benefited from both the increase in operating income and reduced interest expense. Sales and profitability trends are discussed in detail in "Results of Operations" below. In addition, a strength of the Company is its ability to consistently generate cash. The Company uses cash generated from operations to fund capital expenditures and acquisitions and to reduce indebtedness. In 2003, the Company reduced debt by approximately $107 million.

Results of Operations

        The following table sets forth the components of net income as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	66.2	65.9	63.8
Depreciation and amortization expense	3.0	3.3	2.9
Selling, general and administrative expense	14.3	14.4	14.1
Amortization of goodwill			1.3

Operating income	16.5	16.4	17.9
Interest expense	(2.4)	(4.3)	(5.1)
Other expenses, net	(.6)	(.5)	(.5)
Expense for early extinguishment of debt	(.8)

Income before income taxes	12.7	11.6	12.3
Provision for income taxes	(4.3)	(4.0)	(4.7)

Net income	8.4%	7.6%	7.6%

2003 Compared to 2002

        Net sales were $1,239.5 million for the year ended December 31, 2003 compared to $1,062.0 million for 2002. Sales of interconnect products and assemblies increased 20% compared to 2002 ($1,072.0 million in 2003 versus $892.3 million in 2002). Sales increased in the Company's major end markets including military/aerospace, mobile communications, industrial, automotive and computer/data communications markets. The increases occurred in all major geographic regions, with approximately one third of the increase attributable to the effect of currency translation, as detailed below. The remaining increase was attributable to the continuing development of new application specific and value added products, economic improvement in some of the Company's major end markets and acquisitions in 2002 and 2003. The increase in military/aerospace sales (approximately $47 million) relates primarily to increased demand on military programs and avionics applications in North America and Europe, and an acquisition ($8 million). The increase in sales in the mobile communications markets (approximately $42 million) is attributable to the acquisition of companies in North America and China serving the network infrastructure market (approximately $18 million) and increases in Asia in sales of handset products. The increase in sales in the industrial market (approximately $36 million) reflects increases resulting from acquisitions in North America (approximately $16 million) and increased sales in Europe. Automotive sales increased approximately $33 million primarily in Europe and to a lesser extent in North America reflecting increased use of safety and telematic applications in cars. Sales to the computer and data communications related markets increased approximately $23 million; a cable assembly acquisition in North America contributed one third of the increase, the remainder reflects increased sales in Europe and Asia. Sales of cable products decreased 1% compared to 2002 ($167.5 million in 2003 versus $169.7 million in 2002). Such decrease is generally attributable to continuing low levels of capital spending by U.S. and international cable television operators for cable system upgrades and expansion. The lower levels of spending are not expected to change significantly in the near term.

        Geographically, sales in the U.S. in 2003 increased approximately 11% compared to 2002 ($555.9 million in 2003 versus $501.1 million in 2002); international sales for 2003 increased approximately 22% in U.S. dollars ($683.6 million in 2003 versus $560.9 million in 2002) and increased approximately 12% in local currency compared to 2002. The comparatively weak U.S. dollar in 2003 had the currency effect of increasing net sales by approximately $63.9 million when compared to foreign currency translation rates in 2002.

        The gross profit margin as a percentage of net sales (including depreciation in cost of sales) remained constant at 31% for 2003 and 2002. An increase in margins in the interconnect products and assemblies segment was offset by a decline in margins in the cable products segment. The operating margin for interconnect products and assemblies increased approximately 2% compared to the prior year, the increase is generally attributable to the effects of higher sales volume and cost reduction activities relating to purchased materials and increased activity in low cost labor areas. The increase was offset by a decline in operating profit margins for cable products of approximately 6% compared to the prior year due primarily to higher material costs and change in product mix.

        Selling, general and administrative expenses were $177.4 million and $152.9 million in 2003 and 2002, respectively, and remained constant at approximately 14% of sales. Research and development expenditures increased approximately $2.2 million, reflecting increases in expenditures for new product development. Selling and marketing expenses remained constant at approximately 7% of sales. Shipping expense, which relates primarily to sales of cable products to the broadband market, remained stable, commensurate with sales for those products. Administrative expenses increased by approximately $6.9 million, due primarily to increases in costs relating to insurance, pensions and medical benefits.

        Interest expense was $29.5 million for 2003 compared to $45.9 million for 2002. The decrease is primarily attributable to lower interest rates including the effect of the refinancing completed in the second quarter of 2003 (see liquidity and capital resources) and lower average debt levels. At current interest rates, interest expense for 2004 is expected to be approximately $23 million.

        Expenses for early extinguishment of debt totaling $10.4 million in 2003, relate to the refinancing of the Company's senior credit facilities. Such one-time expenses include the call premium related to the redemption of the Company's Senior Subordinated Notes of $4.7 million, write-off of unamortized deferred debt issuance costs of $3.9 million and other related fees and expenses of $1.8 million.

        Other expenses, net for 2003 and 2002 was $7.0 million and $5.4 million, respectively. Other expenses, net, is comprised primarily of foreign currency transaction losses ($1.3 million in 2003 and $2.7 million in 2002), reflecting the relative weakness of the U.S. dollar in 2003 and 2002, program fees on sale of accounts receivable ($1.5 million in 2003 and $1.8 million in 2002), reflecting lower receivable fee rates in 2003, minority interests ($2.4 million in 2003 and $1.8 million in 2002) and agency and commitment fees on the Company's credit facilities ($.8 million in 2003 and $.6 million in 2002). In addition, in 2003 the Company incurred $1.0 million in expenses relating to a secondary stock offering (for which the Company did not receive any proceeds), and in 2002 the Company realized $1.5 million of income relating to a license fee settlement. See Note 8 to the Company's Consolidated Financial Statements for details of the components of other expenses, net.

        The provision for income taxes for 2003 was at an effective rate of 34% compared to 34.5% in 2002.

2002 Compared to 2001

        Net sales were $1,062.0 million for the year ended December 31, 2002 compared to $1,103.8 million for 2001. Sales of interconnect products and assemblies decreased 2% compared to 2001 ($892.3 million in 2002 versus $906.8 million in 2001). Such decrease is primarily attributable to decreased sales (approx. $52.8 million) of products and interconnect systems for telecom infrastructure, datacom and industrial markets. These declines occurred primarily in North America and to a lesser extent in Europe and resulted from a generally slowing economy and a continuing slowdown in communication related markets. Major OEM customers that manufacture equipment for telecom infrastructure (including wireless) and internet related applications experienced a slowdown in purchases from system operators due to a variety of factors including the availability of capital and a shortfall from expectations of demand. Such declines were partially offset by increased sales (approx. $38.3 million) of products and interconnect systems for military aerospace, automotive and wireless handset markets. The increase in sales of military aerospace products (approximately $12 million), relates primarily to the acquisition of a backplane assembly business in North America. The increase in automotive sales (approximately $11 million) occurred primarily in North America and relates to the increasing use of electronic componentry in automobiles. The increase in sales in the wireless handset market (approximately $15 million), reflects the strong market for these products in Asia. Sales of cable products decreased 14% compared to 2001 ($169.7 million in 2002 versus $197.0 million in 2001). Such decrease is primarily attributable to a slowdown in capital spending by U.S. and international cable television operators.

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

        Selling, general and administrative expenses were $152.9 million and $155.8 million in 2002 and 2001 respectively, and remained constant at approximately 14% of sales. Research and development expenditures increased approximately $1.6 million, reflecting increases in expenditures for new product development. Selling and marketing expenses remained constant at approximately 7% of sales. Shipping expense, which relates primarily to sales of cable products to the Broadband market, declined approximately $2.6 million, commensurate with sales declines for those products. Administrative expenses were down by approximately $1.5 million due to a reduction in compensation cost.

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

        The provision for income taxes for 2002 was at an effective rate of 34.5% compared to 38.2% in 2001. For 2001, the effective tax rate, excluding non-deductible goodwill amortization, was 35%.

Liquidity and Capital Resources

        Cash provided by operating activities totaled $159.4 million, $131.6 million and $118.9 million for 2003, 2002 and 2001, respectively. The increase in cash from operating activities in 2003 compared to 2002 is primarily attributable to an increase in net income partially offset by a smaller reduction in the 2003 period in non-cash components of working capital. The increase in cash from operating activities in 2002 compared to 2001 is primarily attributable to a net decrease in non-cash components of working capital offset in part by a decrease in net income.

        The non-cash components of working capital decreased $1.0 million in 2003 due primarily to a $20.8 million increase in accounts payable, an operating reduction of $4.6 million in inventory, and an increase of $10.2 million in accrued liabilities partially offset by a $28.8 million increase in accounts receivable due to higher sales levels.

        The non-cash components of working capital decreased $15.8 million in 2002 due primarily to a $12.9 million decrease in inventory as inventory levels were reduced in response to lower sales levels.

        The non-cash components of working capital increased $10.0 million in 2001. Accounts receivable, accounts payable and accrued liabilities declined $74.9 million, $44.2 million and $34.5 million, respectively, for a net $3.8 million increase in the non-cash components of working capital. These reductions were driven primarily by lower sales volume, and in the case of accrued liabilities, increased income tax payments. Inventory increased approximately $2.8 million; inventory turnover which had improved to 4.6x in 2000 as sales levels significantly increased, returned to historical levels of approximately 3.5x in 2001. In addition, accrued interest declined $2.1 million.

        In 2003, accounts receivable increased $41.2 million to $172.5 million, due to an increase in sales levels, $9.5 million from acquired companies, and a $13.5 million increase due to translation resulting from the comparatively weaker U.S. dollar at December 31, 2003 compared to December 31, 2002, partially offset by a $10.6 million increase in sales of receivables (further discussed below). Days sales outstanding, computed before sales of receivables, remained constant at 66 days. Inventory increased $15.7 million to $221.4 million, primarily due to an increase of $12.9 million due to translation resulting from the comparatively weaker U.S. dollar at December 31, 2003 compared to December 31, 2002, and $7.4 million in inventory from acquired companies which more than offset the operating reduction of $4.6 million. Inventory turnover increased to 3.9x at December 31, 2003 from 3.5x at December 31, 2002. Deferred taxes and other assets decreased $9.4 million to $28.4 million reflecting the decrease in deferred taxes, the details of which are included in Note 3 to the Company's Consolidated Financial Statements. Goodwill increased $29.5 million to $516.3 million as a result of acquisitions completed in 2003. Land and depreciable assets, net, increased $17.6 million to $178.3 million reflecting capital expenditures of $30.2 million, assets from acquisitions of approximately $11.6 million, an increase of $12.3 million due to translation resulting from the comparatively weaker U.S. dollar at December 31, 2003 compared to December 31, 2002, and depreciation of $36.5 million. Accounts payable and accrued salaries, wages and employee benefits increased $28.3 million and $6.5 million to $116.8 million and $31.1 million, respectively, due primarily to an increase in sales levels, liabilities from acquired companies and a $5.7 million and $1.7 million increase, respectively, due to translation resulting from the comparatively weaker U.S. dollar at December 31, 2003 compared to December 31, 2002. Other accrued liabilities increased $16.6 million to $56.1 million relating primarily to an increase in accrued income taxes, liabilities for the purchase of acquired companies and accruals relating to higher sales volume.

        Cash from operating activities was used for capital expenditures ($30.2 million, $18.8 million and $38.6 million in 2003, 2002 and 2001, respectively), and acquisitions ($51.1 million, $33.8 million and $60.5 million in 2003, 2002 and 2001, respectively).

        In 2003, cash from operating activities of $159.4 million, proceeds from the refinancing of $27.0 million, additional sales of receivables of $10.6 million and proceeds from exercise of stock options and related tax benefits of $35.9 million were used primarily to fund capital expenditures of $30.2 million, acquisitions of $51.1 million, an increase in cash on hand of $2.9 million and for a net debt reduction of $148.8 million. For 2002, cash from operating activities of $131.6 million, cash on hand of $7.3 million and proceeds from exercise of stock options and related tax benefits of $5.8 million were used to fund capital expenditures of $18.8 million, acquisitions of $13.0 million, a reduction in sales of receivables of $11.0 million and a net reduction in bank debt of $81.0 million.

        During the second quarter 2003, the Company completed a refinancing of its senior credit facilities. Borrowings of $625.0 million under a new bank loan agreement (Bank Agreement), described below, were used to repay $439.5 million outstanding under the Company's previous bank agreement, redeem all outstanding senior subordinated notes totaling $148.7 million (including the call premium of $4.7 million) and to pay other fees and expenses associated with the refinancing of $8.9 million. A prepayment of the new bank loan of $37.0 million was made in June with excess borrowing proceeds and cash flow from operations and additional prepayments of $89.0 million were made in the second half of 2003. The refinancing had the effect of extending the maturity of the Company's debt coming due in 2003 through 2007.

        The Company's new Bank Agreement includes a Term Loan, consisting of a Tranche A and B, and a $125.0 million revolving credit facility. At December 31, 2003, the Tranche A had a balance of $90.0 million and matures over the period 2006 to 2008, and the Tranche B had a balance of $409.0 million and matures in 2010. The revolving credit facility expires in 2008; availability under the facility at December 31, 2003 was $117.2 million, after a reduction of $7.8 million for outstanding letters of credit. The Company's interest rate on loans under the new Bank Agreement is LIBOR plus

200 basis points. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. In addition, if the Company's credit rating as assigned by Standard & Poor's or Moody's were to decline to BB- or Ba3, respectively, the Company would be required to perfect liens in favor of participants in the Bank Agreement in substantially all of the Company's U.S. based assets. At December 31, 2003, the Company's credit rating from Standard and Poor's was BB+ and from Moody's was Ba2. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio of higher than 3x (EBITDA divided by interest expense) and a leverage test (Debt divided by EBITDA) lower than 3.8x. At December 31, 2003, such ratios as defined in the Bank Agreement, were 7.82x and 2.49x, respectively. The Bank Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50 million for capital leases, $200 million for general indebtedness and $200 million for acquisition indebtedness, of which approximately $2.1 million, $0 and $0 were outstanding at December 31, 2003, and restricted payments, including dividends on the Company's Common Stock, in excess of 50% of consolidated cumulative net income, or approximately $39.0 million at December 31, 2003. In conjunction with entering into the new Bank Agreement the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250.0 million and $150.0 million of floating rate bank debt at 2.44% and 1.24%, expiring in 2006 and 2004, respectively.

        The Company's primary ongoing cash requirements will be for operating and capital expenditures, product development activities and debt service. The Company's debt service requirements consist primarily of principal and interest on bank borrowings. The Company's primary sources of liquidity are internally generated cash flow, the Company's revolving credit facility and the sale of receivables under the Company's accounts receivable agreement. The Company expects that ongoing requirements for operating and capital expenditures, product development activities and debt service requirements will be funded from these sources; however, the Company's sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company's products, a deterioration in certain of the Company's financial ratios or a deterioration in the quality of the Company's accounts receivable.

        The Company expects that capital expenditures in 2004 will be approximately $40 million. The Company's required debt and capital lease amortization in 2004 is $10.7 million; the Company's required cash interest payments for 2004, at current interest rates, are estimated at approximately $22 million. The Company may also use cash to fund part or all of the cost of future acquisitions. The Company has not paid, and does not have any present intention to commence payment of, cash dividends on its common stock; however, this policy will be reviewed on an ongoing basis. Management believes that the Company's working capital position, ability to generate strong cash flow from operations and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

Accounts Receivable Securitization

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 million in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement includes certain covenants and provides for various events of termination. The agreement expires in May 2004. It is the Company's intention to renew or replace the agreement at expiration on similar terms. At December 31, 2003, approximately $73.8 million of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

Environmental Matters

        Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 "Honeywell"), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities covered by the Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations. The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

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

Stock Split

        On January 21, 2004, the Company announced a 2-for-1 stock split that will be effective for shareholders of record as of March 17, 2004. The Company expects the additional shares to be distributed on or before March 29, 2004. The share information included herein does not reflect the effect of such stock split.

Recent Accounting Changes

        Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No.146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. There was no effect to the Company's Consolidated Financial Statements as a result of such adoption.

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

        In January and December 2003, the Financial Accounting Standards Board issued Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities". It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company adopted this interpretation in 2003 and there was no effect to the Company's Consolidated Financial Statements as a result of such adoption.

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

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The statement is effective for financial instruments entered into or modified after May 31, 2003, and did not have a material impact on the Company's Consolidated Financial Statements.

        In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132R (FAS 132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132R amends the disclosure requirements of FAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The statement is effective in 2003 and the related disclosures have been included in Note 5 to the Company's Consolidated Financial Statements.

Pensions

        The Company and its domestic subsidiaries have a defined benefit pension plan ("Plan") covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering their employees.

        The pension expense (credit) for all pension plans approximated $6.5 million, $.7 million and $(.3) million in 2003, 2002 and 2001, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on Plan assets. In developing the expected long-term rate of return assumption for U.S. plans, we evaluated input from our actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. We also considered our historical fourteen year compounded return of 11.4%, which has been in excess of these broad equity and bond benchmark indices. Our expected long-term rate of return on Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 11%, 25% with fixed income managers, with an expected long-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8.5%. As of December 31, 2003, our asset allocation was 63% with equity managers and 37% with fixed income managers, including high yield managers. We believe that our long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Based on this methodology the Company's expected long-term rate of return assumption is 9.5% for both 2003 and 2004.

        The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate on this basis has decreased from 6.5% at December 31, 2002 to 6.15% at December 31, 2003. This will have the effect of increasing pension expense in 2004 by approximately $.8 million. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the pension liability would have decreased $11.6 million or increased $12.8 million, respectively.

        The financial markets declined significantly in 2002, which had an adverse effect on Plan assets. This resulted in a $42.5 million non-cash charge to the accumulated other comprehensive loss account component of stockholders' equity. Such charge represented an increase in the accrued pension liabilities of $67.0 million, net of deferred taxes. The Company made a cash contribution to the U.S. pension plans in 2003 of $10.0 million. The liability for accrued pension and post employment benefit obligations declined modestly in 2003 to $100.3 million from $102.4 million in 2002, as the positive impact on assets of improved investment returns was offset by the negative impact on accumulated liabilities of the reduction in the discount rate and the foreign currency translation effect for non-U.S. plans. The Company estimates that, based on current actuarial calculations, it will make a cash contribution to the pension plan in 2004 of approximately $10 million. Cash contributions in subsequent years will depend on a number of factors including the investment performance of Plan assets.

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

Estimates are adjusted as new information becomes available. The Company's significant accounting policies are set forth below.

        Revenue Recognition—Sales and related cost of sales are recognized upon shipment of products. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicates that an allowance is appropriate.

        Inventories—Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provisions for slow moving and obsolete inventory are provided based on historical experience and product demand. Should future product demand change, existing inventory could become slow moving or obsolete and provisions would be increased accordingly.

        Depreciable Assets—Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverability of the carrying value of such assets are periodically reviewed taking into consideration current and expected business conditions. Historically, the Company has not had any significant impairments.

        The significant accounting policies are more fully described in Note 1 to the Company's Consolidated Financial Statements.

Disclosures about contractual obligations and commitments

        The following table summarizes the Company's known obligations to make future payments pursuant to certain contracts as of December 31, 2003, as well as an estimate of the timing in which such obligations are expected to be satisfied:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in thousands)
Long-Term Debt	$541,076	$9,588	$37,088	$85,092	$409,308
Capital Lease Obligations	1,883	1,091	792
Operating Leases	40,404	13,424	15,663	6,417	4,900
Purchase Obligations	58,199	57,220	870	109
Other Long-Term Liabilities	8,179	6,691	1,205	205	78

Total	$649,741	$88,014	$55,618	$91,823	$414,286

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk

        The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital although there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company's worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

Interest Rate Risk

        Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the second quarter 2003 as discussed in liquidity and capital resources above. In conjunction with the refinancing, the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250.0 million and $150.0 million of floating rate debt at 2.44% and 1.24%, expiring in 2006 and 2004, respectively. At December 31, 2003, the Company's average LIBOR rate was 1.8%. A 10% change in the LIBOR interest rate at December 31, 2003 would have the effect of increasing or decreasing interest expense by approximately $.1 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurances that interest rates will not significantly change.

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

Independent Auditors' Report

To the Board of Directors and
        Shareholders of Amphenol Corporation

        We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, on January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/  DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 4, 2004

A M P H E N O L    C O R P O R A T I O N    2 0 0 3    A N N U A L    R E P O R T

Consolidated Statement of Income
(dollars in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net sales	$1,239,504	$1,062,002	$1,103,771
Costs and expenses:
Cost of sales, excluding depreciation and amortization	820,724	700,302	704,278
Depreciation and amortization expense	37,007	34,825	32,316
Selling, general and administrative expense	177,353	152,928	155,810
Amortization of goodwill			14,340

Operating income	204,420	173,947	197,027
Interest expense	(29,505)	(45,930)	(56,099)
Other expenses, net	(6,987)	(5,355)	(5,573)
Expense for early extinguishment of debt	(10,367)

Income before income taxes	157,561	122,662	135,355
Provision for income taxes	(53,571)	(42,318)	(51,645)

Net income	$103,990	$80,344	$83,710

Net income per common share—Basic	$2.42	$1.89	$2.00

Average common shares outstanding—Basic	43,050,344	42,445,849	41,920,616
Net income per common share—Diluted	$2.36	$1.85	$1.95

Average common shares outstanding—Diluted	44,065,860	43,445,600	42,997,121

See accompanying notes to consolidated financial statements.

A M P H E N O L    C O R P O R A T I O N    2 0 0 3    A N N U A L    R E P O R T

Consolidated Balance Sheet
(dollars in thousands, except per share data)

	December 31,
	2003	2002
Assets
Current Assets:
Cash and short-term cash investments	$23,533	$20,659
Accounts receivable, less allowance for doubtful accounts of $9,244 and $8,812	172,488	131,252
Inventories:
Raw materials and supplies	48,917	38,133
Work in process	116,023	111,337
Finished goods	56,445	56,173

	221,385	205,643
Prepaid expenses and other assets	33,943	31,610

Total current assets	451,349	389,164

Land and depreciable assets:
Land	13,948	12,679
Buildings	104,614	95,578
Machinery and equipment	387,173	337,860

	505,735	446,117
Less accumulated depreciation	(327,469)	(285,427)

	178,266	160,690
Deferred debt issuance costs	7,014	4,382
Goodwill	516,335	486,841
Deferred taxes and other assets	28,420	37,831

	$1,181,384	$1,078,908

Liabilities & Shareholders' Equity
Current Liabilities:
Accounts payable	$116,835	$88,533
Accrued interest	2,939	4,957
Accrued salaries, wages and employee benefits	31,091	24,568
Other accrued expenses	56,098	39,493
Current portion of long-term debt	10,679	78,363

Total current liabilities	217,642	235,914

Long-term debt	532,280	565,885
Accrued pension and post employment benefit obligations	100,326	102,418
Other liabilities	7,730	7,709
Commitments and contingent liabilities (Notes 2, 6 and 9)
Shareholders' Equity:
Class A Common Stock, $.001 par value; 100,000,000 shares authorized; 43,842,763 and 42,571,623 shares outstanding at December 31, 2003 and 2002, respectively	44	43
Additional paid-in capital (deficit)	(238,124)	(274,282)
Accumulated earnings	626,430	522,440
Accumulated other comprehensive loss	(64,944)	(81,219)

Total shareholders' equity	323,406	166,982

	$1,181,384	$1,078,908

See accompanying notes to consolidated financial statements.

A M P H E N O L    C O R P O R A T I O N    2 0 0 3    A N N U A L    R E P O R T

Consolidated Statement of Changes in Shareholders' Equity
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital (Deficit)	Comprehensive Income		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance December 31, 2000	$42	$(305,464)			$358,386	$(23,730)	$29,234
Comprehensive income:
Net income			[$	83,710 ]	83,710		83,710

Other comprehensive loss, net of tax:
Translation adjustments				(9,612)		(9,612)	(9,612)
Revaluation of interest rate derivatives				(8,837)		(8,837)	(8,837)
Minimum pension liability adjustment				(15,802)		(15,802)	(15,802)

Other comprehensive loss				(34,251)

Comprehensive income			[$	49,459 ]

Deferred compensation		240					240
606,796 shares issued in connection with acquisition		25,000					25,000

Balance December 31, 2001	42	(280,224)			442,096	(57,981)	103,933
Comprehensive income:
Net income			[$	80,344 ]	80,344		80,344

Other comprehensive loss, net of tax:
Translation adjustments				10,377		10,377	10,377
Expiration of interest rate derivatives				8,837		8,837	8,837
Minimum pension liability adjustment				(42,452)		(42,452)	(42,452)

Other comprehensive loss				(23,238)

Comprehensive income			[$	57,106 ]

Deferred compensation		166					166
Stock options exercised, including tax benefit	1	5,776					5,777

Balance December 31, 2002	43	(274,282)			522,440	(81,219)	166,982
Comprehensive income:
Net income			[$	103,990 ]	103,990		103,990

Other comprehensive income, net of tax:
Translation adjustments				17,047		17,047	17,047
Revaluation of interest rate derivatives				(669)		(669)	(669)
Minimum pension liability adjustment				(103)		(103)	(103)

Other comprehensive income				16,275

Comprehensive income			[$	120,265]

Deferred compensation		240					240
Stock options exercised, including tax benefit	1	35,918					35,919

Balance December 31, 2003	$44	$(238,124)			$626,430	$(64,944)	$323,406

See accompanying notes to consolidated financial statements.

A M P H E N O L    C O R P O R A T I O N    2 0 0 3    A N N U A L    R E P O R T

Consolidated Statement of Cash Flow
(dollars in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net income	$103,990	$80,344	$83,710
Adjustments for cash from operations:
Depreciation and amortization	37,007	34,825	32,316
Amortization of goodwill			14,340
Amortization of deferred debt issuance costs	1,473	1,413	2,235
Expense for early extinguishment of debt	10,367
Net change in:
Accounts receivable	(28,799)	1,054	74,924
Inventory	4,647	12,897	(2,793)
Prepaid expenses and other assets	(3,420)	1,951	(1,331)
Accounts payable	20,776	3,701	(44,206)
Accrued liabilities	10,231	(305)	(34,470)
Accrued interest	(2,429)	(3,530)	(2,099)
Accrued pension and post employment benefits	(5,804)	121	(1,827)
Deferred taxes and other assets	11,168	(625)	(1,492)
Other	197	(283)	(457)

Cash flow provided by operations	159,404	131,563	118,850

Cash flow from investing activities:
Additions to property, plant and equipment	(30,196)	(18,816)	(38,555)
Investments in acquisitions	(51,101)	(33,796)	(60,518)

Cash flow used by investing activities	(81,297)	(52,612)	(99,073)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	1,751	(17,839)	24,413
Decrease in borrowings under Bank Agreement	(150,543)	(63,205)	(30,000)
Retirement of debt: old Bank Agreement	(439,500)
senior subordinated notes	(148,740)
fees and expenses relating to refinancing	(9,720)
Borrowings under new Bank Agreement	625,000
Net change in receivables sold	10,600	(11,000)	(10,800)
Proceeds from exercise of stock options including tax benefit	35,919	5,777

Cash flow used by financing activities	(75,233)	(86,267)	(16,387)

Net change in cash and short-term cash investments	2,874	(7,316)	3,390
Cash and short-term cash investments balance, beginning of period	20,659	27,975	24,585

Cash and short-term cash investments balance, end of period	$23,533	$20,659	$27,975

Cash paid during the year for:
Interest	$30,819	$48,059	$55,425
Income taxes paid, net of refunds	21,996	34,061	60,662

See accompanying notes to consolidated financial statements.

A M P H E N O L    C O R P O R A T I O N    2 0 0 3    A N N U A L    R E P O R T

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

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

  Sale of Receivables

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2004. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The aggregate value of receivables transferred to the pool for the year 2003, 2002 and 2001 were $538,093, $541,834, and $598,659, respectively. At December 31, 2003 and 2002, $24,568 and $21,427, respectively, of accounts receivable were transferred to the subsidiary, but not purchased by the financial institution and are therefore included in the accounts receivable balance in the accompanying Consolidated Balance Sheet. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statement of Income. The agreement contains certain covenants and provides for various events of termination. At December 31, 2003 and 2002, approximately $73,800 and $63,200, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheet.

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

  Goodwill

        Through December 31, 2001, for acquisitions completed prior to July 1, 2001, the excess of cost over the fair value of net assets acquired (goodwill) was being amortized on the straight-line basis over a period of 40 years. Accumulated amortization was $148,779 at December 31, 2001. Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations completed after June 30, 2001. In accordance with these standards, goodwill resulting from acquisitions after June 30, 2001 is not amortized and beginning January 1, 2002, goodwill for acquisitions completed prior to July 1, 2001 is not amortized. The Company adopted the additional provisions of FAS No. 142 effective January 1, 2002, which include requirements for annual evaluations for impairment of goodwill. The Company performs its annual evaluation for the impairment of goodwill for the Company's reporting units, in accordance with FAS No. 142, as of June 30. The Company has defined its reporting units as the operating segments within its two reportable business segments "Interconnect Products and Assemblies" and "Cable Products", as the components of these operating segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two step approach requiring the Company to determine the fair value of the reporting unit and compare that to the carrying value including goodwill. If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. As of June 30, 2003, the fair market value of the Company's reporting units exceeded the carrying value and therefore no impairment was recognized. In 2002, goodwill increased by $26,399 primarily as a result of five relatively minor acquisitions with a total acquisition price of $26,970, less the fair value of new assets acquired of $4,951 and the acquisition of additional minority interests in two subsidiaries with a purchase price of $6,826 for such interests, less the proportional fair value of net assets acquired of $2,446. The increase in goodwill by segment was $21,322 and $5,077 for interconnect products and assemblies and cable products, respectively. In 2003, goodwill increased by $29,494 primarily as a result of four relatively minor acquisitions with a total acquisition price of $42,957, less the fair value of net assets acquired of $23,989, and the acquisition of additional minority interests and payment of contingent consideration relating to previously acquired subsidiaries of $10,526. The increase in goodwill by segment was $27,494 and $2,000 for interconnect products and assemblies and cable products, respectively. Pro forma information for 2001 as if goodwill had not been amortized is as follows:

	2001 Earnings Per Share
	Net Income	Basic	Diluted
As reported	$83,710	$2.00	$1.95
Goodwill amortization	14,340.34		.33

Pro forma	$98,050	$2.34	$2.28

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

Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
Net income	$103,990	$80,344	$83,710
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(5,148)	(6,559)	(8,636)

Pro forma net income	$98,842	$73,785	$75,074

Earnings Per Share:
Basic-as reported	$2.42	$1.89	$2.00
Basic-pro forma	$2.30	$1.74	$1.79
Diluted-as reported	$2.36	$1.85	$1.95
Diluted-pro forma	$2.24	$1.70	$1.75

        The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk free interest rate	3.2%	2.7%	4.3%
Expected life	5 years	5 years	5 years
Expected volatility	30.0%	40.0%	54.0%
Expected dividend yield	0.0%	0.0%	0.0%

        The weighted-average fair values of options granted during 2003, 2002 and 2001 were $12.99, $17.07 and $20.98, respectively.

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

  Foreign Currency Translation

        The financial position and results of operations of the Company's significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated is included as a component of accumulated other comprehensive loss within shareholders' equity. Transaction gains and losses are included in other expense, net.

  Research and Development

        Research and development expenses for the creation of new and improved products and processes were $26,361, $24,183 and $22,604, for the years 2003, 2002 and 2001, respectively.

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

  Net Income per Common Share

        Basic income per common share is based on the net income for the period divided by the weighted average common shares outstanding. Diluted income per common share assumes the exercise of outstanding, dilutive stock options using the treasury stock method. On January 21, 2004, the Company announced a 2-for-1 stock split that will be effective for shareholders of record as of March 17, 2004. The Company expects the additional shares to be distributed on or before March 29, 2004. The share information included herein does not reflect the effect of such stock split.

  Derivative Financial Instruments

        Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized as an increase or decrease of interest expense in the periods in which they accrue. The Company adopted FAS 133, as amended by FAS 138, beginning January 1, 2001. Adoption of this new accounting standard resulted in a cumulative after-tax gain of $291 in accumulated other comprehensive income as of that date. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in other comprehensive income, and subsequently reflected in net income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. At December 31, 2003, the Company had interest rate swap agreements that fix the Company's LIBOR interest rate on $250,000 and $150,000 of floating rate bank debt at 2.44% and 1.24%, expiring in 2006 and 2004, respectively. These agreements are designated as cash flow hedges and accounted for as described above.

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

        Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No.146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for such costs be recognized and measured in the period in which a liability is incurred. There was no effect to the Company's Consolidated Financial Statements as a result of such adoption.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation addresses the disclosures to be made by a guarantor in its financial statements about its obligations under guarantee. In addition, it also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions became effective December 15, 2002 and there was no effect to the Company's Consolidated Financial Statements as a result of such adoption.

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

        In January and December 2003, the Financial Accounting Standards Board issued Interpretation No.46 (FIN 46), "Consolidation of Variable Interest Entities". It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The Company adopted this interpretation in 2003 and there was no effect to the Company's Consolidated Financial Statements as a result of such adoption.

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

        In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132R (FAS 132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132R amends the disclosure requirements of FAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The statement is effective in 2003 and the related disclosures have been included in Note 5 to the Company's Consolidated Financial Statements.

Note 2—Long-Term Debt

        Long-term debt consists of the following:

			December 31,
	Interest Rate at December 31, 2003
		Maturity	2003	2002
Bank Agreement:
Term Loan—Tranche A	3.2%	2006-2008	$90,000
Term Loan—Tranche B	4.0%	2010	409,000
Revolving Credit Facility		2008
Old Bank Agreement				$464,043
Senior Subordinated Notes				144,000
Notes payable to foreign banks and other debt	3% to 9.5%	2004-2009	43,959	36,205

			542,959	644,248
Less current portion			10,679	78,363

Total long-term debt			$532,280	$565,885

        In May 2003, the Company completed a refinancing of its senior credit facilities and redeemed all of its outstanding Senior Subordinated Notes ("Notes"). The new Bank Agreement ("Bank Agreement") consists of: (1) a $125,000 five-year Revolving Credit Facility, (2) a $125,000 Tranche A Loan (December 31, 2003 balance $90,000) and (3) a $500,000 Tranche B Loan (December 31, 2003 balance $409,000). At December 31, 2003, availability under the Revolving Credit Facility was $117,193, after a reduction of $7,807 for outstanding letters of credit. In connection with the refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $10,367 (less tax effects of $3,525) or $.16 per share after tax. Such one-time expenses include the call premium on the Notes, write-off of unamortized deferred debt issuance costs and other related costs. The Company's interest rate on borrowings under the Bank Agreement is LIBOR plus 200 basis points. The Company also pays certain annual agency and commitment fees. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. In addition, if the Company's credit rating as assigned by Standard & Poor's or Moody's were to decline to BB- or Ba3, respectively, the Company would be required to perfect liens in favor of participants in the Bank Agreement in substantially all of the Company's U.S. based assets. At December 31, 2003, the Company's credit rating from Standard & Poor's was BB+ and from Moody's was Ba2. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (Debt divided by EBITDA) lower than 3.8X; at December 31, 2003, such ratios as defined in the Bank Agreement were 7.82X and 2.49X, respectively. The Bank Agreement also includes limitations with respect to, among other things, (i) indebtedness in excess of $50,000 for capital leases, $200,000 for general indebtedness, $200,000 for acquisition indebtedness, (of which approximately $2,080, $0 and $0 were outstanding at December 31, 2003, respectively), (ii) restricted payments including dividends on the Company's Common Stock in excess of 50% of consolidated cumulative net income subsequent to May 2003, or approximately $38,985 at December 31, 2003, (iii) creating or incurring liens, (iv) making other investments, (v) acquiring or disposing of assets and (vi) capital expenditures.

        In conjunction with the Bank Agreement, the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250,000 and $150,000 of floating rate bank debt at 2.44% and 1.24%, expiring in 2006 and 2004, respectively. While it was not the Company's intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair value indicated that termination of the agreements at December 31, 2003 would have resulted in a pre-tax loss of $1,108; such loss, net of tax, of $669 was recorded in other comprehensive income.

        The maturity of the Company's long-term debt over each of the next five years ending December 31, is as follows: 2004-$10,679; 2005-$10,170; 2006-$27,710; 2007-$40,000; 2008-$45,092; thereafter $409,308.

        The Company estimates that the fair value of its long-term debt approximates book value.

Note 3—Income Taxes

        The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
Income before taxes:
United States	$58,560	$52,337	$58,129
Foreign	99,001	70,325	77,226

	$157,561	$122,662	$135,355

Current provision:
United States	$24,483	$23,448	$26,826
Foreign	17,176	17,185	16,811

	41,659	40,633	43,637

Deferred provision:
United States	$11,008	$1,129	$5,841
Foreign	904	556	2,167

	11,912	1,685	8,008

Total provision for income taxes	$53,571	$42,318	$51,645

        At December 31, 2003, the Company had $11,046 of foreign tax loss carryforwards, of which $2,319 expire at various dates through 2008 and the balance can be carried forward indefinitely. A valuation allowance of $2,063 and $1,312 at December 31, 2003 and 2002, respectively, has been recorded which relates to the foreign net operating loss carryforwards. The net change in the valuation allowance for deferred tax assets was an increase of $751 and $288 in 2003 and 2002, respectively. In both 2003 and 2002 the net change in the valuation allowance was related to foreign net operating loss carryforwards. Accrued income tax liabilities of $24,315 and $18,861 at December 31, 2003 and 2002, respectively, are included in other accrued expenses in the Consolidated Balance Sheet.

        Differences between the U.S. statutory federal tax rate and the Company's effective income tax rate are analyzed below:

	Year Ended December 31,
	2003	2002	2001
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	1.6	2.3	1.9
Non-deductible purchase accounting differences			3.6
Foreign earnings and dividends taxed at different rates	(1.7)	(5.2)	(2.3)
Valuation allowance	.5	.2	.4
Other	(1.4)	2.2	(.4)

Effective tax rate	34.0%	34.5%	38.2%

        The Company's deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

	December 31,
	2003	2002
Deferred tax assets relating to:
Accrued liabilities and reserves	$5,657	$9,421
Operating loss carryforward	3,339	2,704
Pensions	20,564	26,056
Employee benefits	2,605	2,475

	$32,165	$40,656

Deferred tax liabilities relating to:
Depreciation	$8,001	$6,454

        The deferred tax asset relating to pension in the table above includes $36,483 and $36,203 at December 31, 2003 and 2002, respectively, relating to the Company's additional minimum pension liability (Note 5).

        The Company is subject to periodic audits of its various tax returns by government agencies; management does not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on the Company's financial position or results of operations.

Note 4—Shareholders' Equity

        In May 1997, the Company adopted the 1997 Option Plan, and in May 2000, adopted the 2000 Option Plan ("Plans"). The Plans authorize the granting of stock options by a committee of the Board of Directors. At December 31, 2003, the maximum number of shares of common stock available for the granting of stock options under the Plans was 1,169,435. Options granted under the Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options are generally subject to Management Stockholder Agreements which, among other things, place restrictions on the sale or transfer of such shares.

        Stock option activity for 2001, 2002, and 2003 was as follows:

	Options	Weighted Average Price
Options outstanding at December 31, 2000	3,755,422	$25.00
Options granted	522,450	40.97
Options cancelled	(58,175)	36.22

Options outstanding at December 31, 2001	4,219,697	26.82
Options granted	715,500	43.80
Options exercised	(265,404)	14.18
Options cancelled	(45,248)	36.54

Options outstanding at December 31, 2002	4,624,545	30.07
Options granted	615,900	40.18
Options exercised	(1,266,300)	16.22
Options cancelled	(42,270)	42.81

Options outstanding at December 31, 2003	3,931,875	$35.98

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Price	Remaining Term	Shares	Weighted Average Price
$13.00	769,523	$13.00	3.38	769,523	$13.00
15.00-20.00	305,685	18.71	5.24	230,285	18.60
25.00-30.00	109,000	28.88	4.35	107,000	28.94
31.00-40.20	630,300	40.02	9.21	7,000	35.93
40.21-50.00	2,108,867	45.94	7.23	862,057	47.12
55.00-60.00	8,500	56.75	6.76	5,100	56.75

	3,931,875	$35.98	6.56	1,980,965	$29.55

        At December 31, 2003, Kohlberg Kravis Roberts and Co. L.P. ("KKR") and its affiliates owned 27.2% of the Company's outstanding common stock. In 2003, 2002 and 2001, the Company paid KKR fees of $938, $1,000 and $1,000, respectively, for management consulting and financial services.

        Balances of related after-tax components comprising accumulated other comprehensive loss included in shareholders' equity at December 31, 2001, 2002 and 2003, are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Interest Rate Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2000	$(23,730)			$(23,730)
Translation adjustments	(9,612)			(9,612)
Revaluation of interest rate derivatives, net of tax of $5,794		$(8,837)		(8,837)
Minimum pension liability adjustment, net of tax of $10,360			$(15,802)	(15,802)

Balance at December 31, 2001	(33,342)	(8,837)	(15,802)	(57,981)
Translation adjustments	10,377			10,377
Expiration of interest rate derivatives, net of tax of $5,794		8,837		8,837
Minimum pension liability adjustment, net of tax of $25,844			(42,452)	(42,452)

Balance at December 31, 2002	(22,965)		(58,254)	(81,219)
Translation adjustments	17,047			17,047
Revaluation of interest rate derivatives, net of tax of $439		(669)		(669)
Minimum pension liability adjustment, net of tax of $(230)			(103)	(103)

Balance at December 31, 2003	$(5,918)	$(669)	$(58,357)	$(64,944)

Note 5—Benefit Plans and Other Postretirement Benefits

        The Company and its domestic subsidiaries have a defined benefit pension plan covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The following is a summary of the Company's defined benefit plans funded status as of the most recent actuarial valuations; for each year presented below accumulated benefits exceed assets:

	December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$268,001	$232,526
Service cost	5,910	5,116
Interest cost	16,894	16,313
Plan participants' contributions	342	140
Actuarial loss	18,046	23,705
Foreign exchange translation	6,461	5,472
Benefits paid	(16,594)	(15,271)

Benefit obligation at end of year	299,060	268,001

Change in plan assets:
Fair value of plan assets at beginning of year	156,079	193,190
Actual return on plan assets	32,535	(25,428)
Employer contribution	11,619	229
Plan participants' contributions	342	140
Foreign exchange translation	3,111	2,192
Benefits paid	(15,477)	(14,244)

Fair value of plan assets at end of year	188,209	156,079

Excess of liabilities over assets	(110,851)	(111,922)
Unrecognized net actuarial loss	111,070	109,253
Unrecognized prior service cost	7,104	8,694
Unrecognized transition obligation net	(1,059)	(1,163)
Additional minimum pension liability	(103,823)	(103,830)

Accrued benefit cost	$(97,559)	$(98,968)

	Year Ended December 31,
	2003	2002	2001
Components of net pension expense:
Service cost	$5,910	$5,116	$4,991
Interest cost	16,894	16,313	15,790
Expected return on plan assets	(19,702)	(22,281)	(22,014)
Net amortization of actuarial losses	3,418	1,575	926

Net pension expense (credit)	$6,520	$723	$(307)

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount Rate	6.15%	6.50%	6.15%	6.50%
Rate of compensation increase	3.00%	3.00%	n/a	n/a
	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount Rate	6.50%	7.25%	6.50%	7.25%
Expected long-term return on assets	9.50%	10.50%	n/a	n/a
Rate of compensation increase	3.00%	3.00%	n/a	n/a

        The pension expense (credit) for pension plans is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on Plan assets. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate on this basis has decreased from 6.5% at December 31, 2002 to 6.15% at December 31, 2003. This will have the effect of increasing pension expense in 2004 by approximately $.8 million. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the pension liability would have decreased $11.6 million or increased $12.8 million, respectively. In developing our expected long-term rate of return assumption on plan assets which consist mainly of U.S. equity and debt securities, we evaluated input from our actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. We also considered our historical 14 year compound return of 11.4%, which has been in excess of these broad equity and bond benchmark indices. Our expected long-term rate of return on Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of 11%, 25% with fixed income managers, with an expected long-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8.5%. At December 31, 2003, our asset allocation was 63% with equity managers and 37% with fixed income managers, including high yield managers. We believe that our long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Based on this methodology the Company's expected long-term rate of return assumption is 9.5% in 2003 and 2004. The Company has also adopted an unfunded Supplemental Employee Retirement Plan ("SERP"), which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $34,434 and $25,170 at December 31, 2003 and 2002, respectively. Such obligation is included in the Consolidated Balance Sheet and the tables above.

        In accordance with the provisions of FAS No. 87, the Company has recognized a minimum pension liability at December 31, 2003 of $103,823 ($103,830 at December 31, 2002) for circumstances in which a pension plan's accumulated benefit obligation exceeded the fair value of the plan's assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost, with the net change of $103 ($42,452 at December 31, 2002), recorded as a reduction in shareholders' equity, net of related deferred tax benefits.

        The Company made a $10,000 voluntary cash contribution to the U.S. Pension Plan in 2003 and paid benefit payments of $13,900. The Company estimates that based on current actuarial calculations it will make a cash contribution to the U.S. Pension Plan in 2004 of $10,000. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

        The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company's share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company's obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation ("APBO") and the net postretirement benefit expense are not material in relation to the Company's financial condition or results of operations, we believe any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the APBO at December 31, 2003 and 2002 was 6.15%

and 6.50%, respectively. Summary information on the Company's postretirement medical plans is as follows:

	December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$13,422	$13,763
Service cost	73	71
Interest cost	799	912
Paid benefits and expenses	(1,733)	(1,849)
Actuarial loss	191	525

Benefit obligation at end of year	$12,752	$13,422

Funded status	$(12,752)	$(13,422)
Unrecognized net actuarial loss	9,426	10,092
Unrecognized transition obligation	559	621

Accrued benefit cost	$(2,767)	$(2,709)

	Year ended December 31,
	2003	2002	2001
Components of net postretirement benefit cost:
Service cost	$73	$71	$75
Interest cost	799	912	972
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	857	934	975

Net postretirement benefit cost	$1,791	$1,979	$2,084

Note 6—Leases

        At December 31, 2003, the Company was committed under operating leases which expire at various dates through 2010. Total rent expense under operating leases for the years 2003, 2002, and 2001 was $18,650, $16,007 and $16,762, respectively.

        Minimum lease payments under non-cancelable operating leases are as follows:

2004	$13,424
2005	8,933
2006	6,730
2007	3,406
2008	3,011
Beyond 2008	4,900

Total minimum obligation	$40,404

Note 7—Reportable Business Segments and International Operations

        The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable and related products primarily for communication markets, including cable television. The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 herein. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's operating segments are an aggregation of business units that have similar production processes and products.

	Interconnect products and assemblies			Cable products			Total
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Net Sales
—external	$1,071,968	$892,309	$906,799	$167,536	$169,693	$196,972	$1,239,504	$1,062,002	$1,103,771
—intersegment	1,891	1,840	1,454	11,569	8,864	7,200	13,460	10,704	8,654
Depreciation and amortization	30,470	28,369	27,330	6,103	6,005	4,551	36,573	34,374	31,881
Segment operating income	196,377	150,881	180,729	20,420	28,820	38,239	216,797	179,701	218,968
Segment assets	512,923	436,682	418,066	78,076	80,898	83,581	590,999	517,580	501,647
Additions to property, plant and equipment	28,992	16,645	27,444	1,065	2,171	11,083	30,057	18,816	38,527

        Reconciliation of segment operating income to consolidated income before taxes:

	2003	2002	2001
Segment operating income	$216,797	$179,701	$218,968
Amortization of goodwill			(14,340)
Interest expense	(29,505)	(45,930)	(56,099)
Headquarters' expense and other net expenses	(19,364)	(11,109)	(13,174)
Expense for early extinguishment of debt	(10,367)

Consolidated income before taxes	$157,561	$122,662	$135,355

        Reconciliation of segment assets to consolidated total assets:

	2003	2002	2001
Segment assets	$590,999	$517,580	$501,647
Goodwill	516,335	486,841	460,442
Other assets	74,050	74,487	64,654

Consolidated total assets	$1,181,384	$1,078,908	$1,026,743

        Geographic information:

	Net sales			Land and depreciable assets
	2003	2002	2001	2003	2002	2001
United States	$555,918	$501,073	$538,938	$72,169	$66,871	$80,343
International	683,586	560,929	564,833	106,097	93,819	84,544

Total	$1,239,504	$1,062,002	$1,103,771	$178,266	$160,690	$164,887

        Revenues by geographic area are based on customer location to which product is shipped.

Note 8—Other Expenses, net

        Other income (expense) is comprised as follows:

	Year Ended December 31,
	2003	2002	2001
Foreign currency transaction gains (losses)	$(1,330)	$(2,729)	$1,398
Program fees on sale of accounts receivable	(1,468)	(1,826)	(3,888)
Minority interests	(2,363)	(1,770)	(1,792)
Agency and commitment fees	(837)	(554)	(471)
License fee settlement		1,476
Fees and expenses associated with secondary stock offering	(950)
Other	(39)	48	(820)

	$(6,987)	$(5,355)	$(5,573)

Note 9—Commitments and Contingencies

        In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's financial position or results of operations.

        Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 "Honeywell"), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an Agreement entered into in connection with the acquisition in 1987. For sites covered by this Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs. Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations. The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Note 10—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2003
Net sales	$277,774	$304,893	$314,798	$342,039
Gross profit, including depreciation	86,442	92,256	97,117	106,474
Net income	23,313	19,479	28,212	32,986
Net income per share—Basic	.55	.46	.65	.75
Net income per share—Diluted	.54	.45	.64	.74
Stock price—High	43.95	49.40	57.67	64.13
—Low	37.00	38.76	46.10	52.06
2002
Net sales	$255,976	$270,865	$268,115	$267,046
Gross profit, including depreciation	76,972	83,967	83,109	83,343
Net income	17,193	20,003	20,666	22,482
Net income per share—Basic	.41	.47	.49	.53
Net income per share—Diluted	.40	.46	.48	.52
Stock price—High	51.75	49.00	42.46	45.81
—Low	40.25	35.50	30.11	27.47
2001
Net sales	$316,672	$274,146	$252,581	$260,372
Gross profit, including depreciation	109,149	94,090	82,749	81,705
Net income	28,505	22,536	16,633	16,036
Net income per share—Basic	.68	.54	.40	.38
Net income per share—Diluted	.67	.53	.39	.37
Stock price—High	50.75	57.99	45.95	52.95
—Low	28.30	29.11	32.00	32.50

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

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

        Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Executive Officers of the Registrant is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

        Information regarding the Company's code of business conduct and ethics is available on the Company's website, www.amphenol.com. In addition a copy may be requested by writing to the Company's World Headquarters at:

      358 Hall Avenue
      P.O. Box 5030
      Wallingford, CT 06492

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

Item 14. Principal Accounting Fees and Services

        Pursuant to Instruction G(3) to Form 10-K, the information required in Item 14 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2003

Schedule
Independent Auditors' Report on Schedule	58
II—Valuation and Qualifying Accounts	59

        Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

(a)(3) Listing of Exhibits

2.1	Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).*
2.2	Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).*
3.1	Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation) (filed as Exhibit 3.1 to the June 30, 1997 10-Q).*
3.2	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.3	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
4.1	Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 15, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).*
10.1	Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).*
10.2	Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*
10.3	Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to the June 30, 1997 10-Q).*
10.4	2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10-K).*
10.5	2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).*
10.6	2003 Amphenol Incentive Plan.
10.7	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.8	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.9	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*
10.10	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Amphenol Corporation Directors' Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.12	Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.13	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.14	Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).*
10.15	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.16	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.17	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.18	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.19	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.20	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.21	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.22	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.23	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*
10.24	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.25	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.26	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.27	Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*
10.28	Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed the September 30, 1997 10-Q).*
10.29	First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).*

10.30	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.31	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.32	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.33	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.34	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.35	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.36	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.37	Amendment No. 1 to the Credit Agreement dated as of December 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*
21	Subsidiaries of the Company.
23	Consent of Deloitte & Touche LLP.
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K No reports on Form 8-K were filed during the last quarter of the period covered by this report.

*
Incorporated herein by reference as stated.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Amphenol Corporation
Wallingford, Connecticut

We have audited the consolidated balance sheets of Amphenol Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 4, 2004 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002) included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Amphenol Corporation listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
February 4, 2004

SCHEDULE II
AMPHENOL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts		Acquisitions	Deductions	Balance at end of period
2003 Allowance for doubtful accounts	$8,812	$1,837	$		$521	$(1,926)	$9,244
2002 Allowance for doubtful accounts	5,191	3,691			650	(720)	8,812
2001 Allowance for doubtful accounts	3,044	3,379		75	201	(1,508)	5,191

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 6th day of February 2004.

AMPHENOL CORPORATION
By:	/s/ MARTIN H. LOEFFLER Martin H. Loeffler Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ MARTIN H. LOEFFLER Martin H. Loeffler	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 6, 2004
/s/ EDWARD G. JEPSEN Edward G. Jepsen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 6, 2004
/s/ ANDREW M. CLARKSON Andrew M. Clarkson	Director	February 6, 2004
/s/ JAMES H. GREENE, Jr. James H. Greene, Jr.	Director	February 6, 2004
/s/ HENRY R. KRAVIS Henry R. Kravis	Director	February 6, 2004
/s/ ANDREW E. LIETZ Andrew E. Lietz	Director	February 6, 2004
/s/ MARC S. LIPSCHULTZ Marc S. Lipschultz	Director	February 6, 2004
/s/ MICHAEL W. MICHELSON Michael W. Michelson	Director	February 6, 2004
/s/ SCOTT NUTTALL Scott Nuttall	Director	February 6, 2004
/s/ DEAN H. SECORD Dean H. Secord	Director	February 6, 2004

Exhibit Index

Description
2.1	Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).*
2.2	Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).*
3.1	Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation) (filed as Exhibit 3.1 to the June 30, 1997 10-Q).*
3.2	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.3	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
4.1	Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 15, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).*
10.1	Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).*
10.2	Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*
10.3	Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to the June 30, 1997 10-Q).*
10.4	2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10-K).*
10.5	2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).*
10.6	2003 Amphenol Incentive Plan.(filed as Exhibit 10.6 to the December 31, 2002 10-K).*
10.7	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.8	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.9	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*
10.10	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Amphenol Corporation Directors' Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.12	Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*
10.13	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*

10.14	Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).*
10.15	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.16	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.17	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.18	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.19	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.20	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.21	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.22	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.23	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*
10.24	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.25	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.26	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.27	Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30,1997 10-Q).*
10.28	Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.22 to the September 30, 1997 10-Q).*
10.29	First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).*
10.30	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.31	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.32	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*

10.33	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2001 10-K).*
10.34	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.35	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.36	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.37	Amendment No. 1 to the Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*
21	Subsidiaries of the Company.
23	Consent of Deloitte & Touche LLP.
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference as stated.