Form 10-Q
period 2004-03-31
AMPHENOL CORP /DE/
filed 2004-05-07
CIK 820313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10879

AMPHENOL CORPORATION

Delaware (State of incorporation)	22-2785165 (IRS Employer Identification No.)
358 Hall Avenue Wallingford, Connecticut 06492 203-265-8900

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

        As of April 30, 2004, the total number of shares outstanding of Class A Common Stock was 88,158,102.

Amphenol Corporation

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and short term cash investments	$28,404	$23,533
Accounts receivable, less allowance for doubtful accounts of $9,590 and $9,244, respectively	186,493	172,488
Inventories	224,810	221,385
Prepaid expenses and other assets	35,195	33,943

Total current assets	474,902	451,349

Land and depreciable assets, less accumulated depreciation of $325,587 and $327,469, respectively	174,320	178,266
Deferred debt issuance costs	6,658	7,014
Goodwill	515,978	516,335
Deferred taxes and other assets	28,194	28,420

	$1,200,052	$1,181,384

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$117,683	$116,835
Accrued interest	2,390	2,939
Accrued salaries, wages and employee benefits	33,987	31,091
Other accrued expenses	48,951	56,098
Current portion of long-term debt	10,465	10,679

Total current liabilities	213,476	217,642

Long-term debt	516,550	532,280
Accrued pension and post employment benefit obligations	101,456	100,326
Other liabilities	11,601	7,730
Shareholders' Equity:
Common stock	88	88
Additional paid-in capital (deficit)	(222,853)	(238,168)
Accumulated earnings	662,088	626,430
Accumulated other comprehensive loss	(66,180)	(64,944)
Treasury stock, at cost	(16,174)	—

Total shareholders' equity	356,969	323,406

	$1,200,052	$1,181,384

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31
	2004	2003
Net sales	$355,261	$277,774
Costs and expenses:
Cost of sales, excluding depreciation and amortization	233,230	182,653
Depreciation and amortization expense	9,433	8,808
Selling, general and administrative expense	51,315	41,142

Operating income	61,283	45,171
Interest expense	(5,755)	(8,124)
Other expenses, net	(1,500)	(1,724)

Income before income taxes	54,028	35,323
Provision for income taxes	(18,370)	(12,010)

Net income	$35,658	$23,313

Net income per common share—Basic	$.41	$.27

Average common shares outstanding—Basic	87,977,804	85,145,360

Net income per common share—Diluted	$.40	$.27

Average common shares outstanding—Diluted	89,878,164	87,022,084

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Three months ended March 31
	2004	2003
Net income	$35,658	$23,313
Adjustments for cash from operations:
Depreciation and amortization	9,433	8,808
Amortization of deferred debt issuance costs	356	351
Net change in non-cash components of working capital	(18,978)	1,903
Other long-term assets and liabilities	5,377	1,407

Cash flow provided by operations	31,846	35,782

Cash flow from investing activities:
Capital additions, net	(6,694)	(6,595)
Investments in acquisitions	(457)	(15,680)

Cash flow used by investing activities	(7,151)	(22,275)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	(174)	432
Decrease in borrowings under Bank Agreement	(15,000)	—
Net change in receivables sold	(3,700)	(2,500)
Proceeds from exercise of stock options including tax benefit	15,224	44
Purchase of treasury stock	(16,174)	—

Cash flow used by financing activities	(19,824)	(2,024)

Net change in cash and short-term cash investments	4,871	11,483
Cash and short-term cash investments, balance beginning of period	23,533	20,659

Cash and short-term cash investments, balance end of period	$28,404	$32,142

Cash paid during the period for:
Interest	$5,949	$4,511
Income taxes, net of refunds	13,940	4,362

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1—Principles of Consolidation and Interim Financial Statements

        The condensed consolidated balance sheet as of March 31, 2004 and December 31, 2003, and the related consolidated statements of income and of changes in shareholders' equity and the condensed consolidated statement of cash flow for the three months ended March 31, 2004 and 2003 include the accounts of the Company and its subsidiaries. The interim financial statements included herein are un-audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2003 Annual Report on Form 10-K.

Note 2—Inventories

        Inventories consist of:

	March 31, 2004	December 31, 2003
Raw materials and supplies	$49,838	$48,917
Work in process	119,167	116,023
Finished goods	55,805	56,445

	$224,810	$221,385

Note 3—Reportable Business Segments

        The Company has two reportable business segments: (i) interconnect products and assemblies and (ii) cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable and related products primarily for communications markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, headquarters' expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products.

        The segment results for the three months ended March 31, 2004 and 2003 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2004	2003	2004	2003	2004	2003
Net sales
—external	$310,673	$242,545	$44,588	$35,229	$355,261	$277,774
—inter-segment	560	383	3,811	3,357	4,371	3,740
Segment operating income	60,600	42,310	5,411	5,410	66,011	47,720

Note 3—Reportable Business Segments (Continued)

        Reconciliation of segment operating income to consolidated income before taxes for the three months ended March 31, 2004 and 2003:

	2004	2003
Segment operating income	$66,011	$47,720
Interest expense	(5,755)	(8,124)
Other net expenses	(6,228)	(4,273)

Consolidated income before income taxes	$54,028	$35,323

Note 4—Comprehensive Income

        Total comprehensive income for the three months ended March 31, 2004 and 2003 is summarized as follows:

	2004	2003
Net income	$35,658	$23,313
Translation adjustments	114	2,055
Revaluation of interest rate derivatives	(1,350)	—

Total comprehensive income	$34,422	$25,368

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

        The Company is currently involved in the cleanup of several sites. Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell were named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the "Honeywell Agreement") entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs.

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

Note 6—New Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132R (FAS 132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132R amends the disclosure requirements of FAS 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The statement was effective in 2003 and the related disclosures have been included in the Company's 2003 Annual Report on Form 10-K and herein.

Note 7—Stock Options

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	2004		2003
Net income		$35,658		$23,313
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects		(982)		(1,127)

Pro forma net income		$34,676		$22,186

Earnings Per Share:
Basic—as reported		$.41		$.27
Basic—pro forma		$.39		$.26
Diluted—as reported	$	..40	$	..27
Diluted—pro forma		$.39		$.25

Note 8—Stock Split

        On January 21, 2004, the Company announced a two-for-one stock split that was effective for shareholders of record as of March 17, 2004. The additional shares were distributed on March 29, 2004. The share information included herein has been restated to reflect the effect of such stock split.

Note 9—Secondary Stock Offering

        On February 24, 2004, stockholders of the Company sold approximately 16.0 million shares of Class A common stock in a public offering. Of the shares sold, approximately 15.1 million shares were sold by affiliates of Kohlberg Kravis Roberts & Co. ("KKR") and approximately .9 million shares were sold by management. In conjunction with the offering, the Company realized approximately $12,804 in proceeds from the exercise of stock options and the related tax benefit.

Note 10—Benefit Plans

        The Company and its domestic subsidiaries have a defined benefit pension plan covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs. The following is a summary, based on the most recent actuarial valuations, of the Company's net cost for pension benefits and other benefits.

	Pension Benefits		Other Benefits
	Three Months ended March 31,
	2004	2003	2004	2003
Service cost	$1,768	$1,478	$21	$18
Interest cost	4,414	4,224	194	200
Expected return on plan assets	(5,038)	(4,926)	—	—
Amortization of transition obligation	—	—	16	16
Amortization of net actuarial losses	1,383	854	225	214

Net benefits cost	$2,527	$1,630	$456	$448

        The Company estimates that based on current actuarial calculations it will make a voluntary cash contribution to the U.S. pension plan in the range of $10,000 to $20,000 in 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Item 2.    Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

        Net sales increased approximately 28% to $355.3 in the first quarter of 2004 compared to sales of $277.8 for the same period in 2003. External sales of interconnect products and assemblies increased 28% in the first quarter of 2004 compared to 2003 ($310.7 in 2004 versus $242.6 in 2003). Sales increased in the Company's major end markets including the military/aerospace, mobile communication, wireless infrastructure, industrial, and automotive, and were approximately even with the prior year in the computer/data communications markets. Sales increases occurred in all major geographic regions with approximately 21% of the increase attributable to the effect of currency translation, as detailed below. The remaining increase resulted primarily from the continuing development of new application specific and value added products, and to a lesser extent, from acquisitions. Sales of cable products increased 27% in the first quarter of 2004 compared to 2003 ($44.6 in 2004 versus $35.2 in 2003). Such increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion. Geographically, sales in the United States in the first quarter of 2004 increased 31% compared to the same period in 2003 ($159.9 in 2004 versus $122.2 in 2003); and increased approximately 30% in local currency compared to 2003. International sales for the first quarter of 2004 increased approximately 26% in U.S. dollars ($195.4 in 2004 versus $155.6 in 2003) and increased approximately 16% in local currency compared to 2003. Currency translation had the effect of increasing sales in the first quarter of 2004 by approximately $16.2 when compared to exchange rates for the 2003 period.

        The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 32% for the first quarter of 2004 compared to 31% for the 2003 period. The increase in gross margin is generally attributable to an increase in margin of interconnect products and assemblies partially offset by a decline in cable product margins. The operating margin for interconnect products and assemblies increased approximately 2% compared to the prior year. The increase in operating margin is generally attributable to the effects of higher sales volume and cost reduction activities relating to a shift in headcount to low cost labor areas. This increase was partially offset by a decline in operating margins for cable products of approximately 3% due primarily to generally higher material costs and changes in product mix.

        Selling, general and administrative expenses increased to $51.3 or 14.4% of net sales in the first quarter of 2004 compared to $41.1 or 14.8% of net sales in the 2003 period. The increase in the first quarter of 2004 is attributable to increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development and increased administrative costs for insurance and pension expense.

        Other expense, net, is comprised primarily of foreign currency transaction losses ($.4 in 2004 and $.3 in 2003), reflecting weakness of the U.S. dollar in both 2004 and 2003, program fees on sale of accounts receivable ($.4 in 2004 and $.4 in 2003), minority interests ($.8 in 2004 and $.4 in 2003), fees relating to secondary stock offerings from which the Company did not receive any proceeds ($.1 in 2004 and nil in 2003), and agency and commitment fees on the Company's credit facilities ($.2 in 2004 and $.2 in 2003).

        Interest expense for the first quarter of 2004 was $5.8 compared to $8.1 for the 2003 period. The decrease is attributable to lower average debt levels and lower interest rates.

        The provision for income taxes for the first quarter of 2004 and 2003 was at an effective rate of 34%.

Liquidity and Capital Resources

        Cash provided by operating activities was $31.8 in the first quarter of 2004 compared to $35.8 in the 2003 period. The decrease in cash flow relates primarily to a net increase in non-cash components of working capital offset in part by an increase in net income. The non-cash components of working capital increased $13.6 in the first quarter of 2004 due primarily to a decrease of $3.6 in accrued liabilities resulting from increased income tax payments, and increases of $10.3 and $3.7, respectively, in accounts receivable and inventory due to the higher level of sales. The non-cash components of working capital decreased $3.3 in the first quarter of 2003, due primarily to an increase of $12.5 in accrued liabilities, resulting from increases in liabilities for income taxes and interest, offset by a $10.9 increase in accounts receivable resulting from increased sales volume.

        Accounts receivable increased $14.0 to $186.5, due to increased sales volume and a $3.7 reduction in sales of receivables. Days sales outstanding, computed before sales of receivables, declined 3 days to 63 days. Inventory increased $3.4 to $224.8. Such increase was attributable to the impact of higher sales volume. Inventory turnover improved to 4.3x from 3.9x. Land and depreciable assets, net, decreased $3.9 to $174.3, reflecting depreciation of $9.3, capital expenditures of $6.7 and the translation impact resulting from a relatively stronger U.S. dollar at March 31, 2004 compared to December 31, 2003. Other accrued liabilities decreased $7.1 to $49.0 primarily due to higher tax payments.

        For the first quarter of 2004, cash from operating activities of $31.8, and proceeds from exercise of stock options of $15.2 were used primarily to fund capital expenditures of $6.7, acquisitions of $.5, a reduction in sales of receivables of $3.7, treasury stock purchases of $16.2, a net debt reduction of $15.2 and an increase in cash on hand of $4.9. For the first quarter of 2003, cash from operating activities of $35.8, was used to fund capital expenditures of $6.6, acquisitions of $15.7, a reduction in sales of receivables of $2.5 and to increase cash balances by $11.5.

        During the second quarter of 2003, the Company completed a refinancing of its senior credit facilities. Borrowings of $625.0 under a new bank loan agreement (Bank Agreement), described below, were used to repay $439.5 outstanding under the Company's previous bank agreement, redeem all outstanding senior subordinated notes totaling $148.7 (including the call premium of $4.7) and to pay other fees and expenses associated with the refinancing of $8.9. The Company's Bank Agreement includes a Term Loan, consisting of a Tranche A and B, and a $125.0 revolving credit facility. At March 31, 2004, the Tranche A had a balance of $75.0 and matures over the period 2006 to 2008, and the Tranche B had a balance of $409.0 and matures in 2010. The revolving credit facility expires in 2008; availability under the facility at March 31, 2004 was $117.2, after a reduction of $7.8 for outstanding letters of credit. The Company's interest rate on the revolving credit facility and Tranche A loan is LIBOR plus 175 basis points and on the Tranche B loan is LIBOR plus 200 basis points. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. In addition, if the Company's credit rating as assigned by Standard & Poor's or Moody's were to decline to BB- or Ba3, respectively, the Company would be required to perfect liens in favor of participants in the Bank Agreement in substantially all of the Company's U.S. based assets. At March 31, 2004, the Company's credit rating from Standard and Poor's was BB+ and from Moody's was Ba2. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio of higher than 3x (EBITDA divided by interest expense) and a leverage test (debt divided by EBITDA) lower than 3.75x. At March 31, 2004, such ratios as defined in the Bank Agreement, were 9.03x and 2.26x, respectively. The Bank Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50.0 for capital leases, $200.0 for general indebtedness and $200.0 for acquisition indebtedness, of which approximately $2.2, $0 and

$0 were outstanding at March 31, 2004, and restricted payments, including dividends on the Company's Common Stock, in excess of 50% of consolidated cumulative net income, or approximately $56.7 at March 31, 2004. In conjunction with entering into the new Bank Agreement; the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250.0 and $150.0 of floating rate bank debt at 2.44% and 1.24%, expiring in May 2006 and June 2004, respectively.

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

        On March 4, 2004, the Company announced that its Board of Directors has authorized an open market stock repurchase program of up to two million shares of the Company's Common Stock during the period ending December 31, 2005. The timing and price of any purchases under the program will depend on market conditions. During the first quarter, the Company purchased 530,800 shares of Common Stock for $16.2, or an average price of $30.47 per share.

        The Company has not paid, and does not have any present intention to commence payment of cash dividends on its Common Stock; however this policy will be reviewed on an ongoing basis. The Company expects that ongoing requirements for operating and capital expenditures, product development activities and debt service will be funded by internally generated cash flow and availability under the Company's revolving credit facility. The Company may also use cash to fund part or all of the cost of future acquisitions.

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement provides certain covenants and provides for various events of termination. The agreement expires in May 2004. It is the Company's intention to renew or replace the agreement at expiration on similar terms. At March 31, 2004, approximately $70.1 of receivables were sold under the agreement and therefore are not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

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

        The Company is currently involved in the cleanup of several sites. Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell were named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement

(the "Honeywell Agreement") entered into in connection with the acquisition in 1987. For all sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial condition or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Stock Split

        On January 21, 2004, the Company announced a two-for-one stock split that was effective for shareholders of record as of March 17, 2004. The additional shares were distributed on March 29, 2004. The share information included herein has been restated to reflect the effect of such stock split.

Safe Harbor Statement

        Statements in this report that are not historical are "forward-looking" statements, which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 2003 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change in the Company's assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in its 2003 Annual Report on Form 10-K. Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the second quarter of 2003 as discussed in liquidity and capital resources above. In conjunction with the refinancing, the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250.0 and $150.0 of floating rate debt at 2.44% and 1.24%, expiring in 2006 and 2004, respectively. At March 31, 2004, the Company's average LIBOR rate was 1.86%. A 10% change in the LIBOR interest rate at March 31, 2004 would have the effect of increasing or decreasing interest expense by approximately $.1. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurances that interest rates will not significantly change.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to the Company's 2003 Annual Report on Form 10-K (the "10-K").

Item 2.    Changes in Securities and Use of Proceeds

Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of shares that May Yet Be Purchased Under the Plan
January 1, to January 31, 2004	—	—	—	—
February 1, to February 29, 2004	—	—	—	—
March 1, to March 31, 2004	530,800	$30.47	530,800	1,469,200
Total	530,800	$30.47	530,800	1,469,200

        On March 4, 2004, the Company announced that its Board of Directors has authorized an open market stock repurchase program of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security-Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Listing of Exhibits

10.1	The Second Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries.*
10.2	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries.*
10.3	The 2004 Amphenol Incentive Plan.*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*
Filed herewith

(b)
Reports on Form 8-K

(1)
Report dated January 21, 2004 reporting certain information under Item 7 and filing as an exhibit a press release issued by the Company on January 21, 2004 containing such information.

(2)
Amendment to report of January 21, 2004 (amendment furnished January 23, 2004) to include information inadvertently omitted from the filing on Form 8-K, but which were part of the original press release issued by the Company on January 21, 2004.

(3)
Report dated February 23, 2004 reporting certain information under Items 5 and 7 and filing as exhibits a form of underwriting agreement and a press release dated February 24, 2004.

(4)
Report dated March 4, 2004 reporting certain information under Items 7 and 9 and filing as an exhibit a press release dated March 4, 2004 contains related information.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION
By:	/s/ EDWARD G. JEPSEN Edward G. Jepsen Executive Vice President and Chief Financial Officer

Date: May 7, 2004

Exhibit Index

10.1	The Second Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries.*
10.2	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries.*
10.3	The 2004 Amphenol Incentive Plan.*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*
Filed herewith

QuickLinks

Index to Quarterly Report on Form 10-Q
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AMPHENOL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands)
AMPHENOL CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in thousands, except per share data)
AMPHENOL CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited) (dollars in thousands)
AMPHENOL CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, unless otherwise noted, except per share data)
PART II—OTHER INFORMATION
SIGNATURE
Exhibit Index