Form 10-Q
period 2004-06-30
AMPHENOL CORP /DE/
filed 2004-08-09
CIK 820313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10879

AMPHENOL CORPORATION

Delaware (State of Incorporation)	22-2785165 (IRS Employer Identification No.)

358 Hall Avenue
Wallingford, Connecticut 06492
203-265-8900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

As of July 31, 2004, the total number of shares outstanding of Class A Common Stock was 87,918,660.

Amphenol Corporation

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and short term cash investments	$18,627	$23,533
Accounts receivable, less allowance for doubtful accounts of $10,303 and $9,244, respectively	206,248	172,488
Inventories	230,266	221,385
Prepaid expenses and other assets	34,644	33,943
Total current assets	489,785	451,349
Land and depreciable assets, less accumulated depreciation of $322,773 and $327,469, respectively	175,559	178,266
Deferred debt issuance costs	6,303	7,014
Goodwill	518,498	516,335
Deferred taxes and other assets	22,924	28,420
	$1,213,069	$1,181,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$126,797	$116,835
Accrued interest	2,416	2,939
Accrued salaries, wages and employee benefits	35,181	31,091
Other accrued expenses	58,554	56,098
Current portion of long-term debt	11,230	10,679
Total current liabilities	234,178	217,642
Long-term debt	465,438	532,280
Accrued pension and post employment benefit obligations	102,672	100,326
Other liabilities	10,886	7,730
Shareholders’ Equity:
Common stock	88	88
Additional paid-in capital (deficit)	(221,132)	(238,168)
Accumulated earnings	702,455	626,430
Accumulated other comprehensive loss	(65,342)	(64,944)
Treasury stock, at cost	(16,174)	—
Total shareholders’ equity	399,895	323,406
	$1,213,069	$1,181,384

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$387,119	$304,893	$742,380	$582,667
Costs and expenses:
Cost of sales, excluding depreciation and amortization	254,031	203,200	487,261	385,853
Depreciation and amortization expense	9,733	9,566	19,166	18,374
Selling, general and administrative expense	54,301	42,868	105,616	84,010
Operating income	69,054	49,259	130,337	94,430
Interest expense	(5,673)	(7,694)	(11,428)	(15,818)
Other expenses, net	(2,219)	(1,685)	(3,719)	(3,409)
Expense for early extinguishment of debt	—	(10,367)	—	(10,367)
Income before income taxes	61,162	29,513	115,190	64,836
Provision for income taxes	(20,795)	(10,034)	(39,165)	(22,044)
Net income	$40,367	$19,479	$76,025	$42,792
Net income per common share—Basic	$.46	$.23	$.86	$.50
Average common shares outstanding—Basic	88,174,604	85,248,548	88,076,203	85,197,238
Net income per common share—Diluted	$.45	$.22	$.85	$.49
Average common shares outstanding—Diluted	89,864,734	87,344,610	89,871,449	87,184,238

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

		Six months ended June 30,
		2004	2003
	Net income	$76,025	$42,792
	Adjustments for cash from operations:
	Depreciation and amortization	19,166	18,374
	Amortization of deferred debt issuance costs	711	718
	Expense for early extinguishment of debt	—	10,367
	Net change in non-cash components of working capital	(16,495)	(3,521)
	Other long term assets and liabilities	6,315	1,353
	Cash flow provided by operations	85,722	70,083
	Cash flow from investing activities:
	Additions to property, plant and equipment	(18,513)	(12,862)
	Investments in acquisitions	(1,943)	(29,766)
	Cash flow used by investing activities	(20,456)	(42,628)
	Cash flow from financing activities:
	Net change in borrowings under revolving credit facilities	(4,065)	3,742
	Decrease in borrowings under Bank Agreement	(61,000)	(61,543)
Retirement of debt:	old Bank Agreement	—	(439,500)
	senior subordinated notes	—	(148,740)
	fees and expenses relating to refinancing	—	(8,453)
	Borrowings under new Bank Agreement	—	625,000
	Net change in receivables sold	(5,800)	2,500
	Proceeds from exercise of stock options including tax benefit	16,867	1,208
	Purchase of treasury stock	(16,174)	—
	Cash flow used by financing activities	(70,172)	(25,786)
	Net change in cash and short-term cash investments	(4,906)	1,669
	Cash and short-term cash investments, balance beginning of period	23,533	20,659
	Cash and short-term cash investments, balance end of period	$18,627	$22,328
	Cash paid during the period for:
	Interest	$11,240	$17,627
	Income taxes, net of refunds	26,560	17,671

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

Note 1—Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, and the related consolidated statements of income for the three and six months ended June 30, 2004 and 2003 and of cash flow for the six months ended June 30, 2004 and 2003 include the accounts of Amphenol Corporation and its subsidiaries (the Company). The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

Note 2—Inventories

Inventories consist of:	June 30, 2004	December 31, 2003
Raw materials and supplies	$51,659	$48,917
Work in process	122,231	116,023
Finished goods	56,376	56,445
	$230,266	$221,385

Note 3—Reportable Business Segments

The Company has two reportable business segments: (i) interconnect products and assemblies and (ii) cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable and related products primarily for communications markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, headquarter’s expense allocations, income taxes and nonrecurring gains and losses. The Company’s reportable segments are an aggregation of business units that have similar production processes and products.

The segment results for the three months ended June 30, 2004 and 2003 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2004	2003	2004	2003	2004	2003
Net sales
-external	$336,362	$265,449	$50,757	$39,444	$387,119	$304,893
-inter-segment	420	495	3,810	3,318	4,230	3,813
Segment operating income	68,283	48,497	5,927	4,296	74,210	52,793

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

Note 3—Reportable Business Segments (Continued)

The segment results for the six months ended June 30, 2004 and 2003 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2004	2003	2004	2003	2004	2003
Net sales
-external	$647,035	$507,994	$95,345	$74,673	$742,380	$582,667
-inter-segment	980	878	7,621	6,675	8,601	7,553
Segment operating income	128,883	90,807	11,338	9,706	140,221	100,513

Reconciliation of segment operating income to consolidated income before taxes for the second quarter and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Segment operating income	$74,210	$52,793	$140,221	$100,513
Interest expense	(5,673)	(7,694)	(11,428)	(15,818)
Other net expenses	(7,375)	(5,219)	(13,603)	(9,492)
Expense for early extinguishment of debt	—	(10,367)	—	(10,367)
Consolidated income before income taxes	$61,162	$29,513	$115,190	$64,836

Note 4—Comprehensive Income

Total comprehensive income for the six months ended June 30, 2004 and 2003 is summarized as follows:

	Six months ended June 30,
	2004	2003
Net income	$76,025	$42,792
Translation adjustments	(2,188)	10,556
Revaluation of interest rate derivatives	1,790	(2,752)
Total comprehensive income	$75,627	$50,596

Note 5—Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s financial position or results of operations.

Certain operations of the Company are subject to federal, state and local environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

Note 5—Commitments and Contingencies (Continued)

substantial compliance with all applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial position or results of operations.

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)). Amphenol and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs. Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial position or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Note 6—Stock Options

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and six months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$40,367	$19,479	$76,025	$42,792
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1,187)	(1,354)	(2,169)	(2,481)
Pro forma net income	$39,180	$18,125	$73,856	$40,311
Earnings Per Share:
Basic—as reported	.46	.23	.86	.50
Basic—pro forma	.44	.21	.84	.47
Diluted—as reported	.45	.22	.85	.49
Diluted—pro forma	.44	.21	.82	.46

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

Note 7—Stock Split

On January 21, 2004, the Company announced a two-for-one stock split that was effective for shareholders of record as of March 17, 2004. The additional shares were distributed on March 29, 2004. The share information included herein has been restated to reflect the effect of such stock split.

Note 8—Benefit Plans

The Company and its domestic subsidiaries have a defined benefit pension plan covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation and are noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs. The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three and six months ended June 30, 2004 and 2003:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three months ended June 30,				Six months ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$1,748	$1,478	$21	$18	$3,516	$2,956	$42	$36
Interest cost	4,382	4,224	194	200	8,796	8,448	388	400
Expected return on plan assets	(5,023)	(4,926)	—	—	(10,061)	(9,852)	—	—
Amortization of transition obligation	—	—	16	16	—	—	32	32
Amortization of net actuarial losses	1,381	854	225	214	2,764	1,708	450	428
Net benefits cost	$2,488	$1,630	$456	$448	$5,015	$3,260	$912	$896

The Company estimates that based on current actuarial calculations it will make a voluntary cash contribution to the U.S. pension plan in the range of $10,000 to $20,000 in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Item 2.   Results of Operations

Quarter and six months ended June 30, 2004 compared to the quarter and six months ended June 30, 2003

Net sales increased approximately 27% to $387.1 and 27% to $742.4 in the second quarter and six months of 2004, respectively, compared to sales of $304.9 and $582.7, respectively, for the same period in 2003. External sales of interconnect products and assemblies increased 27% in the second quarter of 2004 compared to 2003 ($336.4 in 2004 versus $265.5 in 2003) and 27% in the six months 2004 compared to 2003 ($647.0 in 2004 versus $508.0 in 2003). Sales increased in the Company’s major end markets including the mobile communication, wireless infrastructure, military/aerospace, industrial, automotive and computer/data communications markets. Sales increases occurred in all major geographic regions with approximately 10% and 15% of the increase attributable to the effect of currency translation for the quarter and six months respectively, as detailed below. The remaining increase resulted primarily from the continuing development of new application specific and value added products, and to a lesser extent, from acquisitions. Sales of cable products increased 29% in the second quarter of 2004 compared to 2003 ($50.7 in 2004 versus $39.4 in 2003) and 28% in the six months of 2004 compared to 2003 ($95.4 in 2004 and $74.7 in 2003). Such increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion. Geographically, sales in the United States in the second quarter and six months of 2004 increased 24% and 27%, respectively, compared to the same periods in 2003 ($173.0 and $332.9 in 2004 versus $139.4 and $261.6 in 2003); and increased approximately 24% and 26%, respectively, in local currency compared to 2003. International sales for the second quarter and six months of 2004 increased approximately 29% and 28%, respectively, in U.S. dollars ($214.1 and $409.5 in 2004 versus $165.5 and $321.1 in 2003) and increased approximately 25% and 21%, respectively, in local currency compared to 2003. Currency translation had the effect of increasing sales in the second quarter and six months of 2004 by approximately $8.5 and $24.7, respectively, when compared to exchange rates for the 2003 period.

The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 32% for the second quarter and six months of 2004 compared to 30% and 31% for the second quarter and six months of 2003, respectively. The increase in gross margin is generally attributable to an increase in margin of interconnect products and assemblies partially offset by a decline in cable product margins. The operating margin for interconnect products and assemblies increased approximately 1% and 2% in the quarter and six months of 2004, respectively, compared to the prior year. The increase in operating margin is generally attributable to the effects of higher sales volume, product mix and cost reduction activities relating to a shift in headcount to lower cost labor areas. This increase was partially offset by a decline in operating margins for cable products of approximately 1% in the six months due primarily to generally higher material costs and changes in product mix.

Selling, general and administrative expenses increased to $54.3 and $105.6, respectively, or 14% and 14.2%, respectively, of net sales in the second quarter and six months of 2004 compared to $42.9 and $84.0, respectively or 14.1% and 14.4%, respectively, of net sales in the second quarter and six months of 2003. The increase in the second quarter and six months of 2004 is attributable to increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development and increased administrative costs for insurance and pension expense.

Other expense, net, for the second quarter is comprised primarily of foreign currency transaction losses ($.2 in 2004 and $.7 in 2003), reflecting the weakness of the U.S dollar in both 2004 and 2003, program fees on sale of accounts receivable ($.4 in 2004 and $.4 in 2003), minority interests ($.9 in 2004 and $.5 in 2003), agency and commitment fees on the Company’s credit facilities ($.2 in 2004 and $.3 in 2003), and losses on the sale of assets ($.1 loss in 2004 and $.3 loss in 2003).

Other expense, net, for six months is comprised primarily of foreign currency transaction losses ($.6 in 2004 and $1.1 in 2003), reflecting weakness of the U.S. dollar in both 2004 and 2003, program fees on sale of accounts receivable ($.7 in 2004 and $.7 in 2003), minority interests ($1.7 in 2004 and $.9 in 2003), fees relating to secondary stock offerings ($.2 in 2004 and nil in 2003), agency and commitment fees on the Company’s credit facilities ($.4 in 2004 and $.4 in 2003), and gains and losses on the sale of assets ($.1 gain in 2004 and $.4 loss in 2003).

Interest expense for the second quarter and six months of 2004 was $5.7 and $11.4 respectively, compared to $7.7 and $15.8, respectively for the 2003 period. The decrease is attributable to lower average debt levels and lower interest rates.

The provision for income taxes for the 2004 and 2003 periods was at an effective rate of 34%.

Liquidity and Capital Resources

Cash provided by operating activities was $85.7 in the first six months of 2004 compared to $70.1 in the 2003 period. The increase in cash flow relates primarily to an increase in net income partially offset by a net increase in non-cash components of working capital. The non-cash components of working capital increased $16.5 in the first six months of 2004 due primarily to increases of $29.6 and $10.3, respectively, in accounts receivable and inventory due to the higher level of sales partially offset by increases of $12.8 and $10.4, respectively, in accrued liabilities and accounts payable due primarily to increased operating activity levels. The non-cash components of working capital increased $3.5 in the first six months of 2003, due primarily to a $17.1 increase in accounts receivable resulting from increased sales volume offset by an increase of $9.6 in accrued liabilities, resulting from increases in liabilities for income taxes and a decrease of $5.9 in inventory.

Accounts receivable increased $33.8 to $206.2, due to increased sales volume and a $5.8 reduction in sales of receivables. Days sales outstanding, computed before sales of receivables, declined 3 days to 63 days. Inventory increased $8.9 to $230.3. Such increase was attributable to the impact of higher sales volume. Inventory turnover improved to 4.4x in 2004 from 3.9x in 2003. Land and depreciable assets, net, decreased $2.7 to $175.6, reflecting depreciation of $18.8, capital expenditures of $18.5 and the translation impact resulting from a relatively stronger U.S. dollar at June 30, 2004 compared to December 31, 2003. Accounts payable increased $10.0 to $126.8 as a result of higher operating levels.

For the first six months of 2004, cash from operating activities of $85.7, and proceeds from exercise of stock options including tax benefit of $16.9 and cash on hand of $4.9 were used primarily to fund capital expenditures of $18.5, acquisitions of $1.9, a reduction in sales of receivables of $5.8, treasury stock purchases of $16.2, and a net reduction in debt of $65.1. For the first six months of 2003, cash from operating activities of $70.1, proceeds from the refinancing of $28.3, additional sales of receivables of $2.5 and proceeds from exercise of stock options of $1.2 were used primarily to fund capital expenditures of $12.9, acquisitions of $29.8 and a net reduction in debt of $57.8.

In May 2003, the Company completed a refinancing of its senior credit facilities. Borrowings of $625.0 under a new bank loan agreement (Bank Agreement), described below, were used to repay $439.5 outstanding under the Company’s previous bank agreement, redeem all outstanding senior subordinated notes totaling $148.7 (including the call premium of $4.7) and to pay other fees and expenses associated with the refinancing of $8.9. The Company’s Bank Agreement includes a Term Loan, consisting of a Tranche A and B, and a $125.0 revolving credit facility. At June 30, 2004, the Tranche A had a balance of $38.0 and matures over the period 2007 to 2008, and the Tranche B had a balance of $400.0 and matures in 2010. The revolving credit facility expires in 2008; availability under the facility at June 30, 2004 was $116.2, after a reduction of $8.8 for outstanding letters of credit. The Company’s interest rate on the revolving credit facility and Tranche A loan is LIBOR plus 175 basis points and on the Tranche B loan is LIBOR plus 200 basis points. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company’s direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. In addition, if the Company’s credit rating as assigned by Standard & Poor’s or Moody’s were to decline to BB- or Ba3, respectively, the Company would be required to perfect liens in favor of participants in the Bank Agreement in substantially all of the Company’s U.S. based assets. At June 30, 2004, the Company’s credit rating from Standard and Poor’s was BB+ and from Moody’s was Ba2. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio of higher than 3x (EBITDA divided by interest expense) and a leverage test (debt divided by EBITDA) lower than 3.75x. At June 30, 2004, such ratios as defined in the Bank Agreement were 10.45x and 1.91x, respectively. The Bank Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50.0 for capital leases, $200.0 for general indebtedness and $200.0 for acquisition indebtedness, of which approximately $5.0, $0 and $0, respectively, were outstanding at June 30, 2004, and restricted payments, including dividends on the Company’s Common Stock, in excess of 50% of consolidated cumulative net income, or approximately $76.9 at June 30, 2004. The Company has interest rate swap agreements that fix the Company’s LIBOR interest rate on $250.0 and $50.0 of floating rate bank debt at 2.44% and 3.01%, respectively, expiring in May 2006 and June 2006, respectively.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities and debt service. The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Company’s revolving credit facility and the sale of receivables under the Company’s accounts receivable agreement. The Company expects that ongoing requirements for operating and capital expenditures, product development activities and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable.

In March 2004, the Company announced that its Board of Directors authorized an open market stock repurchase program of up to two million shares of the Company’s Common Stock during the period ending December 31, 2005. The timing and price of any purchases under the program will depend on market conditions. In March 2004, the Company purchased 530,800 shares of Common Stock for $16.2, or an average price of $30.47 per share.

The Company has not paid, and does not have any present intention to commence payment, of cash dividends on its common stock; however this policy will be reviewed on an ongoing basis. The Company expects that ongoing requirements for operating and capital expenditures, product development activities and debt service will be funded by internally generated cash flow and availability under the Company’s revolving credit facility. The Company may also use cash to fund part or all of the cost of future acquisitions.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 in a designated pool of qualified accounts receivable. The agreement was amended in June 2004 to, among other things, extend its term for a three year period ending June 2007. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement provides certain covenants and provides for various events of termination. At June 30, 2004, approximately $68.0 of receivables were sold under the agreement and therefore are not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

Environmental Matters

Certain operations of the Company are subject to federal, state and local environmental laws and regulations, which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial position or results of operations.

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999, with Honeywell being the surviving entity). Amphenol and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are reimbursed by Honeywell based on the Honeywell Agreement entered into in connection with the acquisition in 1987. For all sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs. Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial position or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Stock Split

On January 21, 2004, the Company announced a two-for-one stock split that was effective for stockholders of record as of March 17, 2004. The additional shares were distributed on March 29, 2004. The share information included herein has been restated to reflect the effect of such stock split.

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements, which should be considered as subject to the many uncertainties that exist in the Company’s operations and business environment. These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company’s 2003 Annual Report on Form 10-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2003 Annual Report on Form 10-K. Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the second quarter of 2003 as discussed in liquidity and capital resources above. At June 30, 2004, the Company has interest rate swap agreements that fix the Company’s LIBOR interest rate on $250.0 and $50.0 of floating rate debt at 2.44% and 3.01%, respectively, expiring in May 2006 and June 2006, respectively. At June 30, 2004, the Company’s average LIBOR rate was 2.2%. A 10% change in the LIBOR interest rate at June 30, 2004 would have the effect of increasing or decreasing interest expense by approximately $.2. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurances that interest rates will not significantly change.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

Inapplicable.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of shares that May Yet Be Purchased Under the Plan
January 1, to January 31, 2004	—	—	—	—
February 1, to February 29, 2004	—	—	—	—
March 1, to March 31, 2004	530,800	$30.47	530,800	1,469,200
April 1 to April 30, 2004	—	—	—	—
May 1 to May 31, 2004	—	—	—	—
June 1 to June 30, 2004	—	—	—	—
Total	530,800	$30.47	530,800	1,469,200

On March 4, 2004, the Company announced that its Board of Directors authorized an open market stock repurchase program of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security-Holders

The annual meeting of stockholders was held on Wednesday, May 26, 2004. The following matters were submitted to and approved by the stockholders at the annual meeting:

                                                           (i)  The election of three directors, Andrew E. Lietz, Martin H. Loeffler and Michael W. Michelson for three-year terms expiring in the year 2007. For Andrew E. Lietz, the votes were cast as follows: For—68,806,034, Withheld—4,351,791. For Martin H. Loeffler, the votes were cast as follows: For—68,072,977, Withheld—5,084,848. For Michael W. Michelson the votes were cast as follows: For—68,546,621, Withheld—4,611,204.

                                                       (ii)  Ratification of Deloitte & Touche LLP as independent accountants of the Company. The votes were cast as follows: For—72,669,311, Against—480,555; Abstentions—7,959, No-Vote—0.

                                                   (iii)  Ratification and approval of the increase in number of authorized shares. The votes were cast as follows: For—68,247,224, Against—4,888,474; Abstentions—22,127, No-Vote—0.

                                                     (iv)  Ratification and approval of the 2004 Stock Option Plan for Directors of the Company. The votes were cast as follows: For—64,210,708, Against—4,759,380; Abstentions—30,096, No-Vote—4,157,641.

                                                         (v)  Ratification and approval of the 2004 Executive Incentive Plan of the Company and its subsidiaries. The votes were cast as follows: For—70,422,020, Against—2,704,145; Abstentions—31,660, No-Vote—0.

The other directors whose term of office as a director continued after the meeting include Scott C. Nuttall, Dean H. Secord, James H. Greene, Jr., Andrew M. Clarkson, John R. Lord and Marc S. Lipschultz.

Item 5.   Exhibits and Reports on Form 8-K

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

3.1	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004.**
3.3	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
10.1

Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).*

10.2	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*
10.3	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.4	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.5	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.6	Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated as of May 19, 2004.**
10.7	Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004.**
10.8	Seventh Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004.**
10.9

Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*

10.10	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004.**
10.11

Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*

10.12	2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10-K).*
10.13	2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).*
10.14	2003 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2003 10-K).*
10.15	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.16	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.17	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.18	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*
10.19	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.20	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.21

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.22	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.23

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

10.24	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.25	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.26	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.27	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.28	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.29	The Second Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.1 to the March 31, 2004 10-Q)*
10.30	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.31	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.32	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*

10.33	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.34	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries(filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.35	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries.**
10.36	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.37	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.38	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.39	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.40	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.41	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.42

Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003)*

10.43

First Amendment to Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*

10.44	The 2004 Stock Option Plan for Directors of Amphenol Corporation.**
10.45	The 2004 Amphenol Executive Incentive Plan.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*       Incorporated herein by reference as stated.

**    Filed herewith.

(b)         Reports on Form 8-K

(1)          Report dated April 21, 2004 reporting certain information under Item 7 and 9 and filing as an exhibit a press release issued by the Company on April 21, 2004 containing such information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amphenol Corporation
By:	/s/ Edward G. Jepsen
Edward G. Jepsen Executive Vice President and Chief Financial Officer

Date:  August 9, 2004

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

3.1	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004.**
3.3	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
10.1

Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).*

10.2	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*
10.3	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.4	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.5	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.6	Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated as of May 19, 2004.**
10.7	Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004.**
10.8	Seventh Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004.**
10.9

Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*

10.10	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004.**
10.11

Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*

10.12	2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10-K).*
10.13	2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).*
10.14	2003 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2003 10-K).*

10.15	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.16	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.17	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.18	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*
10.19	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.20	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.21

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.22	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.23

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

10.24	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.25	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.26	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.27	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.28	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.29	The Second Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.1 to the March 31, 2004 10-Q)*
10.30	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.31	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.32	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.33	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*

10.34	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries(filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.35	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries.**
10.36	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.37	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.38	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.39	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.40	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.41	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.42

Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003)*

10.43

First Amendment to Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*

10.44	The 2004 Stock Option Plan for Directors of Amphenol Corporation.**
10.45	The 2004 Amphenol Executive Incentive Plan.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*       Incorporated herein by reference as stated.

**    Filed herewith.