Form 10-Q
period 2004-09-30
AMPHENOL CORP /DE/
filed 2004-11-05
CIK 820313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

        As of November 2, 2004, the total number of shares outstanding of Class A Common Stock was 88,485,998.

Amphenol Corporation

Index to Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and short term cash investments	$22,523	$23,533
Accounts receivable, less allowance for doubtful accounts of $10,574 and $9,244, respectively	199,271	172,488
Inventories	233,888	221,385
Prepaid expenses and other assets	42,588	33,943

Total current assets	498,270	451,349

Land and depreciable assets, less accumulated depreciation of $332,055 and $327,469, respectively	185,441	178,266
Deferred debt issuance costs	5,948	7,014
Goodwill	546,282	516,335
Deferred taxes and other assets	21,761	28,420

	$1,257,702	$1,181,384

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$130,935	$116,835
Accrued interest	2,435	2,939
Accrued salaries, wages and employee benefits	36,051	31,091
Other accrued expenses	88,850	56,098
Current portion of long-term debt	11,612	10,679

Total current liabilities	269,883	217,642

Long-term debt	458,231	532,280
Accrued pension and post employment benefit obligations	85,108	100,326
Other liabilities	12,707	7,730
Shareholders' Equity:
Common stock	88	88
Additional paid-in capital (deficit)	(215,502)	(238,168)
Accumulated earnings	744,101	626,430
Accumulated other comprehensive loss	(64,036)	(64,944)
Treasury stock, at cost	(32,878)	—

Total shareholders' equity	431,773	323,406

	$1,257,702	$1,181,384

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$384,103	$314,798	$1,126,483	$897,465
Costs and expenses:
Cost of sales, excluding depreciation and amortization	250,417	208,677	737,678	594,530
Depreciation and amortization expense	9,736	9,133	28,902	27,507
Selling, general and administrative expense	53,647	44,616	159,263	128,626

Operating income	70,303	52,372	200,640	146,802
Interest expense	(5,597)	(7,179)	(17,025)	(22,997)
Other expenses, net	(1,607)	(2,447)	(5,326)	(5,856)
Expense for early extinguishment of debt	—	—	—	(10,367)

Income before income taxes	63,099	42,746	178,289	107,582
Provision for income taxes	(21,453)	(14,534)	(60,618)	(36,578)

Net income	$41,646	$28,212	$117,671	$71,004

Net income per common share—Basic	$.47	$.33	$1.34	$.83

Average common shares outstanding—Basic	87,961,000	86,380,352	88,037,522	85,595,944

Net income per common share—Diluted	$.47	$.32	$1.31	$.81

Average common shares outstanding—Diluted	89,467,309	88,537,954	89,735,753	87,640,436

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2004	2003
Net income	$117,671	$71,004
Adjustments for cash from operations:
Depreciation and amortization	28,902	27,507
Amortization of deferred debt issuance costs	1,066	1,096
Expense for early extinguishment of debt	—	10,367
Net change in non-cash components of working capital	(977)	2,725
Other long term assets and liabilities	(13,602)	(7,350)

Cash flow provided by operations	133,060	105,349

Cash flow from investing activities:
Additions to property, plant and equipment	(29,240)	(21,740)
Investments in acquisitions	(30,703)	(34,457)

Cash flow used by investing activities	(59,943)	(56,197)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	(13,865)	2,015
Decrease in borrowings under Bank Agreement	(61,000)	(116,543)
Retirement of debt: old Bank Agreement	—	(439,500)
senior subordinated notes	—	(148,740)
fees and expenses relating to refinancing	—	(8,870)
Borrowings under new Bank Agreement	—	625,000
Net change in receivables sold	11,200	6,100
Payment of fees related to secondary stock offering	—	(77)
Proceeds from exercise of stock options including tax benefit	22,416	27,785
Purchase of treasury stock	(32,878)	—

Cash flow used by financing activities	(74,127)	(52,830)

Net change in cash and short-term cash investments	(1,010)	(3,678)
Cash and short-term cash investments, balance beginning of period	23,533	20,659

Cash and short-term cash investments, balance end of period	$22,523	$16,981

Cash paid during the period for:
Interest	$16,463	$24,437
Income taxes, net of refunds	31,627	24,776

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

Note 1—Principles of Consolidation and Interim Financial Statements

        The condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, and the related consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 and of cash flow for the nine months ended September 30, 2004 and 2003 include the accounts of Amphenol Corporation and its subsidiaries (the "Company"). The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2003 Annual Report on Form 10-K.

Note 2—Inventories

	September 30, 2004	December 31, 2003
Inventories consist of:
Raw materials and supplies	$55,168	$48,917
Work in process	119,270	116,023
Finished goods	59,450	56,445

	$233,888	$221,385

Note 3—Reportable Business Segments

        The Company has two reportable business segments: (i) interconnect products and assemblies and (ii) cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable and related products primarily for communications markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, headquarter's expense allocations, income taxes and nonrecurring gains and losses. The Company's reportable segments are an aggregation of business units that have similar production processes and products.

        The segment results for the three months ended September 30, 2004 and 2003 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2004	2003	2004	2003	2004	2003
Net sales
—external	$333,468	$269,852	$50,635	$44,946	$384,103	$314,798
—inter segment	674	400	3,803	2,258	4,477	2,658
Segment operating income	68,157	50,280	6,801	5,131	74,958	55,411

        The segment results for the nine months ended September 30, 2004 and 2003 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2004	2003	2004	2003	2004	2003
Net sales
—external	$980,503	$777,846	$145,980	$119,619	$1,126,483	$897,465
—inter segment	1,654	1,278	11,424	8,933	13,078	10,211
Segment operating income	197,040	141,087	18,139	14,837	215,179	155,924

        Reconciliation of segment operating income to consolidated income before taxes for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Segment operating income	$74,958	$55,411	$215,179	$155,924
Interest expense	(5,597)	(7,179)	(17,025)	(22,997)
Other net expenses	(6,262)	(5,486)	(19,865)	(14,978)
Expense for early extinguishment of debt	—	—	—	(10,367)

Consolidated income before income taxes	$63,099	$42,746	$178,289	$107,582

Note 4—Comprehensive Income

        Total comprehensive income for the nine months ended September 30, 2004 and 2003 is summarized as follows:

	Nine months ended September 30,
	2004	2003
Net income	$117,671	$71,004
Translation adjustments	(51)	12,318
Revaluation of interest rate derivatives	959	(1,727)

Total comprehensive income	$118,579	$81,595

Note 5—Commitments and Contingencies

        In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company's consolidated financial position or results of operations.

        Certain operations of the Company are subject to federal, state and local environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with all applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company's financial position or results of operations.

        The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")). Amphenol and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the "Honeywell Agreement") entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs. Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Note 6—Stock Options

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$41,646	$28,212	$117,671	$71,004
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1,245)	(1,399)	(3,414)	(3,880)

Pro forma net income	$40,401	$26,813	$114,257	$67,124

Earnings Per Share:
Basic—as reported	$.47	$.33	$1.34	$.83
Basic—pro forma	.46	.31	1.30	.78
Diluted—as reported	$.47	$.32	$1.31	$.81
Diluted—pro forma	.45	.30	1.27	.77

Note 7—Stock Split

        On January 21, 2004, the Company announced a two-for-one stock split that was effective for shareholders of record as of March 17, 2004. The additional shares were distributed on March 29, 2004. The share information included herein has been restated to reflect the effect of such stock split.

Note 8—Benefit Plans

        The Company and its domestic subsidiaries have a defined benefit pension plan covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation and are noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs. The following is a summary, based on the most recent actuarial valuations, of the Company's net cost for pension benefits and other benefits for the three and nine months ended September 30, 2004 and 2003:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three months ended September 30,				Nine months ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$1,760	$1,478	$21	$18	$5,276	$4,434	$63	$54
Interest cost	4,399	4,224	194	200	13,195	12,672	582	600
Expected return on plan assets	(5,033)	(4,926)	—	—	(15,094)	(14,778)	—	—
Amortization of transition obligation	—	—	16	16	—	—	48	48
Amortization of net actuarial losses	1,382	854	225	214	4,146	2,562	675	642

Net benefits cost	$2,508	$1,630	$456	$448	$7,523	$4,890	$1,368	$1,344

        Based on the most recent actuarial calculations, the Company made a voluntary cash contribution to the U.S. defined benefit pension plan of $20 million in September 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Item 2.    Results of Operations

Quarter and nine months ended September 30, 2004 compared to the quarter and nine months ended September 30, 2003

        Net sales increased approximately 22% to $384.1 and 26% to $1,126.5 in the third quarter and nine months of 2004, respectively, compared to sales of $314.8 and $897.5, respectively, for the same periods in 2003. External sales of interconnect products and assemblies increased 24% in U.S. dollars and 20% in local currencies in the third quarter of 2004 compared to 2003 ($333.5 in 2004 versus $269.9 in 2003) and 26% in U.S. dollars and 22% in local currencies in the nine months of 2004 compared to 2003 ($980.5 in 2004 versus $777.9 in 2003). Sales increased in the Company's major end markets including the mobile communication, wireless infrastructure, military/aerospace, industrial, automotive and computer/data communications markets. Sales increases occurred in all major geographic regions and resulted primarily from the continuing development of new application specific and value added products, and to a lesser extent, from acquisitions. Sales of cable products increased 13% in the third quarter of 2004 compared to 2003 ($50.6 in 2004 versus $44.9 in 2003) and 22% in the nine months of 2004 compared to 2003 ($146.0 in 2004 and $119.6 in 2003). Such increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion. Sales in the United States in the third quarter and nine months of 2004 increased 23% and 26%, respectively, compared to the same periods in 2003 ($175.6 and $508.5 in 2004 versus $143.3 and $404.9 in 2003); and increased approximately 22% and 25%, respectively, in local currency compared to 2003. International sales for the third quarter and nine months of 2004 increased approximately 22% and 25%, respectively, in U.S. dollars ($208.5 and $618.0 in 2004 versus $171.5 and $492.6 in 2003) and increased approximately 16% and 19%, respectively, in local currency compared to 2003. Currency translation had the effect of increasing sales in the third quarter and nine months of 2004 by approximately $10.4 and $35.1, respectively, when compared to exchange rates for the 2003 period.

        The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 33% and 32% for the third quarter and nine months of 2004, respectively, compared to 31% for both the third quarter and nine months of 2003. The increase in gross margin in the nine month period is generally attributable to an increase in margin for interconnect products and assemblies. The increase in gross margin in the third quarter is generally attributable to margin increases in both interconnect products and assemblies and cable products. The operating margin for interconnect products and assemblies increased approximately 2% in the third quarter and nine months of 2004 compared to the prior year. The increase in operating margin is generally attributable to the effects of higher sales volume, product mix and cost reduction activities relating to a shift in headcount to lower cost labor areas. Operating margins for cable products in the third quarter increased 2% due to price increases implemented late in the second quarter of 2004 which were partially offset by the impact of higher material costs.

        Selling, general and administrative expenses increased to $53.6 and $159.3 or 14.0% and 14.1%, respectively, of net sales in the third quarter and nine months of 2004 compared to $44.6 and $128.6 or 14.2% and 14.3%, respectively, of net sales in the third quarter and nine months of 2003. The increase in the third quarter and nine months of 2004 is attributable to increases in selling expense and research and development costs that result from higher sales volume and increased spending relating to new product development and increased administrative costs for insurance and pension expense.

        Other expense, net, for the third quarter is comprised primarily of foreign currency transaction losses ($.1 in 2004 and $.6 in 2003), reflecting the weakness of the U.S dollar in both 2004 and 2003, program fees on sale of accounts receivable ($.8 in 2004 and $.4 in 2003), minority interests ($.7 in 2004 and 2003), agency and commitment fees on the Company's credit facilities ($.2 in 2004 and 2003), and secondary stock offering fees (nil in 2004 and $.8 in 2003).

        Other expense, net, for nine months is comprised primarily of foreign currency transaction losses ($.8 in 2004 and $1.7 in 2003), reflecting the weakness of the U.S. dollar in both 2004 and 2003, program fees on sale of accounts receivable ($1.5 in 2004 and $1.1 in 2003), minority interests ($2.4 in 2004 and $1.6 in 2003), fees relating to secondary stock offerings ($.2 in 2004 and $.8 in 2003), agency and commitment fees on the Company's credit facilities ($.7 in 2004 and $.6 in 2003), and gains and losses on the sale of assets ($.1 gain in 2004 and $.4 loss in 2003).

        Expenses for early extinguishment of debt totaling $10.4 for 2003 relate to the refinancing of the Company's senior credit facilities. Such one-time expenses include the call premium related to the redemption of the Company's Senior Subordinated Notes of $4.7, write-off of unamortized deferred debt issuance costs of $3.9 and other related fees and expenses of $1.8.

        Interest expense for the third quarter and nine months of 2004 was $5.6 and $17.0 respectively, compared to $7.2 and $23.0, respectively for the 2003 periods. The decrease is attributable to lower average debt levels and lower interest rates.

        The provision for income taxes for the 2004 and 2003 periods was at an effective rate of 34%.

Liquidity and Capital Resources

        Cash provided by operating activities was $133.1 in the first nine months of 2004 compared to $105.3 in the 2003 period. The increase in cash flow relates primarily to an increase in net income partially offset by a decrease in long term assets and liabilities of $13.6 relating primarily to a $20.0 contribution to the Company's pension plan and a net increase of $1.0 in non-cash components of working capital. The non-cash components of working capital increased $1.0 in the first nine months of 2004 due primarily to increases of $28.3 and $8.0, respectively, in accounts receivable and inventory due to the higher level of sales partially offset by increases of $34.6 in accrued liabilities relating to an increase in liabilities for income taxes and acquisitions. The non-cash components of working capital decreased $2.7 in the first nine months of 2003, due primarily to a $8.3 increase in accounts payable and operating reduction of $8.1 in inventory and an increase of $6.1 in accrued liabilities relating primarily to an increase in liabilities for income taxes, partially offset by a $19.3 increase in accounts receivable due to higher levels of sales. In addition, other long term assets and liabilities decreased $7.4 relating primarily to a $10.0 contribution to the Company's pension plan.

        Accounts receivable increased $26.8 to $199.3, due to increased sales volume and $9.9 from acquired companies, partially offset by an $11.2 increase in sales of receivables. Days sales outstanding, computed before sales of receivables, declined 2 days to 64 days. Inventory increased $12.5 to $233.9. Such increase was attributable to the impact of higher sales volume and $4.7 from acquired companies. Inventory turnover improved to 4.4x in 2004 from 3.8x in 2003. Land and depreciable assets, net, increased $7.2 to $185.4, reflecting depreciation of $28.4, capital expenditures of $32.0 and $6.8 from acquired companies. Goodwill increased $29.9 to $546.3, as a result of acquisitions. Accounts payable increased $14.1 to $130.9 as a result of higher operating levels and $9.5 from acquired companies.

        For the first nine months of 2004, cash from operating activities of $133.1, proceeds from exercise of stock options including tax benefit of $22.4, additional sale of receivables of $11.2 and cash on hand of $1.0 were used primarily to fund capital expenditures of $29.2, acquisitions of $30.7, treasury stock purchases of $32.9, and a net reduction in debt of $74.9. For the first nine months of 2003, cash from operating activities of $105.3, cash on hand of $3.7, proceeds from the refinancing of $27.9, additional sales of receivables of $6.1 and proceeds from exercise of stock options of $27.8 were used primarily to fund capital expenditures of $21.7, acquisitions of $34.5 and for a net debt reduction of $114.5.

        In May 2003, the Company completed a refinancing of its senior credit facilities. Borrowings of $625.0 under a new bank loan agreement (the "Bank Agreement"), described below, were used to repay $439.5 outstanding under the Company's previous bank agreement, redeem all outstanding senior subordinated notes totaling $148.7 (including the call premium of $4.7) and to pay other fees and expenses associated with the refinancing of $8.9. The Company's Bank Agreement includes a Term Loan, consisting of a Tranche A and B, and a $125.0 revolving credit facility. At September 30, 2004, the Tranche A had a balance of $38.0 and matures over the period 2007 to 2008, and the Tranche B had a balance of $400.0 and matures in 2010. The revolving credit facility expires in 2008; availability under the facility at September 30, 2004 was $116.2, after a reduction of $8.8 for outstanding letters of credit. The Company's interest rate on the revolving credit facility and Tranche A loan was LIBOR plus 150 basis points. The interest rate on the Tranche B loan is LIBOR plus 200 basis points. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. In addition, if the Company's credit rating as assigned by Standard & Poor's or Moody's were to decline to BB- or Ba3, respectively, the Company would be required to perfect liens in favor of participants in the Bank Agreement in substantially all of the Company's U.S. based assets. At September 30, 2004, the Company's credit rating from Standard and Poor's was BB+ and from Moody's was Ba1. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio of higher than 3x (EBITDA divided by interest expense) and a leverage test (debt divided by EBITDA) lower than 3.75x and 3.50x based on total debt and senior debt, respectively. At September 30, 2004, such ratios as defined in the Bank Agreement were 11.91x and 1.81x, respectively. The Bank Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50.0 for capital leases, $200.0 for general indebtedness and $200.0 for acquisition indebtedness, of which approximately $5.3, $0 and $0, respectively, were outstanding at September 30, 2004, and restricted payments, including dividends on the Company's Common Stock, in excess of 50% of consolidated cumulative net income, or approximately $97.8 at September 30, 2004. The Company has interest rate swap agreements that fix the Company's LIBOR interest rate on $250.0 and $50.0 of floating rate bank debt at 2.44% and 3.01%, respectively, expiring in May 2006 and June 2006, respectively.

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

        In March 2004, the Company announced that its Board of Directors authorized an open market stock repurchase program of up to two million shares of the Company's common stock during the period ending December 31, 2005. In October 2004, the program was amended to increase the authorized number of shares to up to five million of the Company's common stock and extend the expiration of the program to September 30, 2006. The timing and price of any purchases under the program will depend on market conditions. In March 2004 the Company purchased 530,800 shares of common stock for $16.2 or an average price of $30.47 per share. In the third quarter the Company purchased an additional 567,000 shares of common stock for $16.7 or an average price of $29.46 per share.

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

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 in a designated pool of qualified accounts receivable. The agreement was amended in June 2004 to, among other things, extend its term for a three year period ending June 2007. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement provides certain covenants and provides for various events of termination. At September 30, 2004, approximately $85.0 of receivables were sold under the agreement and therefore are not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

Environmental Matters

        Certain operations of the Company are subject to federal, state and local environmental laws and regulations, which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with all applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company's financial position or results of operations.

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

Stock Split

        On January 21, 2004, the Company announced a two-for-one stock split that was effective for stockholders of record as of March 17, 2004. The additional shares were distributed on March 29, 2004. The prior year share information included herein has been restated to reflect the effect of such stock split.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change in the Company's assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in its 2003 Annual Report on Form 10-K. Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the second quarter of 2003 as discussed in liquidity and capital resources above. At September 30, 2004, the Company had interest rate swap agreements that fix the Company's LIBOR interest rate on $250.0 and $50.0 of floating rate debt at 2.44% and 3.01%, respectively, expiring in May 2006 and June 2006, respectively. At September 30, 2004, the Company's average LIBOR rate was 2.3%. A 10% change in the LIBOR interest rate at September 30, 2004 would have had the effect of increasing or decreasing interest expense by approximately $0.2. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, although there can be no assurances that interest rates will not significantly change.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Inapplicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 to January 31, 2004	—	—	—	—
February 1, 2004 to February 29, 2004	—	—	—	—
March 1, 2004 to March 31, 2004	530,800	$30.47	530,800	1,469,200
April 1, 2004 to April 30, 2004	—	—	—	—
May 1, 2004 to May 31, 2004	—	—	—	—
June 1, 2004 to June 30, 2004	—	—	—	—
July 1, 2004 to July 31, 2004	206,700	$29.39	737,500	1,262,500
August 1, 2004 to August 31, 2004	280,300	$29.38	1,017,800	982,200
September 1, 2004 to September 30, 2004	80,000	$29.93	1,097,800	902,200

Total	1,097,800	$29.95	1,097,800	902,200

        On March 4, 2004, the Company announced that its Board of Directors authorized an open market stock repurchase program (the "Program") of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005. On October 20, 2004 the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006. Approximately 3.9 million shares of common stock remain available for repurchase under the Program.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

2.1	Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).*
2.2	Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).*
3.1	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.2 to the June 30, 2004 10-Q).*
3.3	By-Laws of the Company as of May 19, 1997—NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
10.1	Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).*
10.2	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*
10.3	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.4	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.5	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.6	Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated as of May 19, 2004 (filed as Exhibit 10.6 to the June 30, 2004 10-Q).*
10.7	Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.7 to the June 30, 2004 10-Q).*
10.8	Seventh Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.8 to the June 30, 2004 10-Q).*
10.9	Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*
10.10	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.11	Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*
10.12	2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10-K).*
10.13	2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).*

10.14	2003 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2003 10-K).*
10.15	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.16	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.17	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.18	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan.**
10.19	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan.**
10.20	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*
10.21	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.22	Amphenol Corporation Directors' Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.23	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.24	Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*
10.25	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.26	Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).*
10.27	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.28	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.29	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.30	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.31	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.32	The Second Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.1 to the March 31, 2004 10-Q)*
10.33	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*

10.34	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.35	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.36	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.37	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries(filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.38	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.39	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.40	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.41	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.42	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.43	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.44	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.45	Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003).*
10.46	First Amendment to Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*
10.47	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
Incorporated herein by reference as stated.

**
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION
By:	/s/ DIANA G. REARDON Diana G. Reardon Senior Vice President and Chief Financial Officer

Date: November 5, 2004

Exhibit Index

2.1	Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).*
2.2	Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).*
3.1	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.2 to the June 30, 2004 10-Q).*
3.3	By-Laws of the Company as of May 19, 1997—NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
10.1	Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).*
10.2	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*
10.3	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.4	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.5	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.6	Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated as of May 19, 2004 (filed as Exhibit 10.6 to the June 30, 2004 10-Q).*
10.7	Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.7 to the June 30, 2004 10-Q).*
10.8	Seventh Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.8 to the June 30, 2004 10-Q).*
10.9	Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*
10.10	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004.*
10.11	Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*
10.12	2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10-K).*
10.13	2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).*
10.14	2003 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2003 10-K).*
10.15	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*

10.16	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.17	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.18	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan.**
10.19	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan.**
10.20	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*
10.21	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.22	Amphenol Corporation Directors' Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.23	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.24	Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*
10.25	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.26	Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).*
10.27	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.28	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.29	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.30	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.31	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.32	The Second Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.1 to the March 31, 2004 10-Q)*
10.33	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.34	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.35	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*

10.36	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.37	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries(filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.38	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.39	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.40	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.41	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.42	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.43	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.44	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.45	Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003).*
10.46	First Amendment to Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*
10.47	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
Incorporated herein by reference as stated.

**
Filed herewith.

QuickLinks

Amphenol Corporation Index to Quarterly Report on Form 10-Q
PART I—FINANCIAL INFORMATION
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
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURE
Exhibit Index