Form 10-K
period 2004-12-31
AMPHENOL CORP /DE/
filed 2005-03-15
CIK 820313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
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

Yes  ☒  No  ☐

The aggregate market value of Amphenol Corporation common stock, $.001 par value, held by non-affiliates was approximately $2,641 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2004.

As of December 31, 2004 the total number of shares outstanding of registrant’s common stock was 87,891,533.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

AMPHENOL CORPORATION 2004 ANNUAL REPORT

AMPHENOL CORPORATION 2004 ANNUAL REPORT

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

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2004, the Company reported net sales, operating income and net income of $1,530.4 million, $276.6 million and $163.3 million, respectively. The table below summarizes information regarding the Company’s primary markets and end applications for the Company’s products:

	Communications	Industrial/Automotive	Commercial and Military Aerospace

Percentage of Sales	50%	26%	24%

Primary End Applications

Voice

•           wireless handsets and personal communication devices

•           base stations and other wireless and telecommunications infrastructure

•           broadband

Video

•           broadband cable television
networks and set top converters

Data

•           cable modems

•           servers and storage systems

•           computers, personal computers
and related peripherals

•           data networking equipment

		Factory automation Instrumentation and medical systems Automobile safety systems and other on board electronics Mass transportation Oil exploration Off-road construction	Military and Commercial Aircraft • avionics • engine controls • flight controls • passenger related systems Missile systems Battlefield communications Satellite and space programs

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

Industry analysts estimate that the worldwide market for interconnect products will grow approximately 5% in 2005. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 50% in 2004. Industry analysts estimate that the total sales for the industry were approximately $35 billion in 2004.

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

The Company is a global manufacturer employing advanced manufacturing processes. The Company manufactures and assembles its products at facilities in the Americas, Europe, Africa and Asia. The Company sells its connector products through its own global sales force and independent manufacturers’ representatives to thousands of OEMs in approximately 60 countries throughout the world as well as through a global network of electronics distributors. The Company sells its cable products primarily to cable television operators and to telecommunication companies who have entered the broadband communications market. For the year 2004, approximately 48% of the Company’s net sales were in North America, 27% were in Europe and 25% were in Asia and other countries.

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

	2004	2003	2002
	(dollars in thousands)
Net trade sales by business segment:
Interconnect products and assemblies	$1,333,838	$1,071,968	$892,309
Cable products	196,608	167,536	169,693

	$1,530,446	$1,239,504	$1,062,002

Net trade sales by geographic area (1):
United States operations	$674,302	$555,918	$501,073
International operations	856,144	683,586	560,929
	$1,530,446	$1,239,504	$1,062,002

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

The rapid development in fiber optic technologies, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel requires) and other communication technologies, including the Company’s development of higher capacity coaxial cable, have resulted in technologies that enable cable television systems to provide channel capacity in excess of 500 channels. Such expanded channel capacity, along with other component additions, permit cable operators to offer full service networks with a variety of capabilities including near video-on-demand, pay-per-view special events, home shopping networks, interactive entertainment and education services, telephone services and high-speed access to data resources such as the Internet. With respect to expanded channel capacity systems, cable operators have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, a cable system using both fiber optic cable and coaxial cable. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance without amplification, with the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer’s communication devices. The Company believes that while system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of the cable systems, there will be an ongoing need for high capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system. In addition, U.S. cable system designs are increasingly being employed in international markets where cable television penetration is generally lower than in the U.S. The Company believes the development of cable television systems in international markets presents an opportunity to increase sales of its coaxial cable products.

The Company is also a leading producer of flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment components as well as in a variety of telecommunication applications.

International Operations

The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 56% of the Company’s sales for the year ended December 31, 2004 were outside the United States. Approximately 48% of such international sales were in Europe. The Company has manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, and Estonia and sales offices in most European markets.  The balance of the Company’s international activities are located in Asia, Canada, Latin America, Africa and Australia. Asian operations include manufacturing facilities in Japan, Taiwan, China, Korea, India and Malaysia. The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world. The Company has low cost manufacturing and assembly facilities in Mexico, China, India, Africa and Eastern Europe to serve regional and world markets.

Customers

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which was less than 4% of net sales for the year ended December 31, 2004. The Company sells its products to over 10,000 customer locations worldwide. The Company’s products are sold both directly to OEMs, contract manufacturers, cable system operators, telecommunication companies and through manufacturers’ representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company’s strategy is to provide comprehensive design capabilities, a broad selection of products and a high level of service in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

The Company’s sales to distributors represented approximately 21% of the Company’s 2004 sales. The Company’s recognized brand names, including “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex,” “Sine,” “Spectra-Strip,” “Pyle-National,” “Matrix,” “Kai Jack” and others, together with the Company’s strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

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

The Company employs a global manufacturing strategy to lower its production costs and to improve service to customers. The Company sources its products on a worldwide basis with manufacturing and assembly operations in the Americas, Europe, Asia, Africa and Australia. To better serve high volume OEM customers, the Company has established just-in-time facilities near major customers.

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

Research and Development

The Company’s research and development expense for the creation of new and improved products and processes was $32.5 million, $26.4 million and $24.2 million for 2004, 2003 and 2002, respectively. The Company’s research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

The Company owns a number of active patents worldwide. The Company also regards its trademarks “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex,” “Sine,” “Spectra-Strip,” “Pyle-National,” “Matrix,” “Kai Jack” and others to be of value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks. While the Company considers its patents and trademarks to be valuable assets, the Company does not believe that its competitive position is dependent on patent or trademark protection or that its operations are dependent on any individual patent or trademark.

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

Backlog

The Company estimates that its backlog of unfilled orders was $293 million and $262 million at December 31, 2004 and 2003, respectively. Orders typically fluctuate from quarter to quarter based on customer demands and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2004, the Company had approximately 16,100 full-time employees worldwide. Of these employees, approximately 10,700 were hourly employees and the remainder were salaried. The Company had a one week strike in October 1995 at its Sidney, New York facility relating to the renewal of the labor contract at that facility with the International Association of Machinists and Aerospace Workers. The Company has not had any other significant work stoppages in the past ten years. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

•                  Substantial and unforeseen price pressure on the Company’s products or significant cost increases that cannot be recovered through price increases or productivity improvements.

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

Item 2. Properties

The Company’s fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2004, the Company operated a total of 97 plants and warehouses of which (a) the locations in the U.S. had approximately 1.9 million square feet, of which 0.7 million square feet were leased; (b) the locations outside the U.S. had approximately 2.9 million square feet, of which 1.6 million square feet were leased; and (c) the square footage by segment was approximately 3.9 million square feet and 0.9 million square feet for interconnect products segment and cable products segment, respectively.

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

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial condition or results of operations. The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup and monitoring costs and potential damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently performing monitoring activities at its manufacturing site in

Sidney, New York. The Company is also performing design, cleanup, operations and maintenance and monitoring activities at three off-site disposal sites previously utilized by the Company’s Sidney facility and others, the “Richardson Hill” landfill, the “Route 8” landfill and the “Sidney Center” landfill. The Company and Honeywell have entered into an administrative consent order with the United States Environmental Protection Agency (the “EPA”) and are presently performing remedial measures for “Richardson Hill”, which has been designated a “Superfund” site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The administrative consent order requires the Company to complete the approved remedial measures and to continue to monitor the site.  With respect to the second site, the “Route 8” landfill, the Company initiated a remediation program pursuant to a Consent Order with the New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995, the Company and Honeywell received a letter from the EPA demanding that the Company and Honeywell accept responsibility for the investigation and cleanup of the third site, Sidney Center landfill, another Superfund site. The Sidney Center landfill was a municipal landfill site utilized by the Company’s Sidney facility and other local towns and businesses. In 1996, the Company and Honeywell received a unilateral order from the EPA directing the Company and Honeywell to perform certain investigation, design and cleanup activities at the Sidney Center landfill site. The Company and Honeywell responded to the unilateral order by agreeing to undertake certain remedial design activities. In 1997, the EPA filed a lawsuit against the Company and Honeywell seeking reimbursement of past costs expended by the EPA in connection with activities at the Sidney Center landfill site and seeking to affix liability upon the Company and Honeywell for all additional costs to be incurred in connection with all further investigations, design and cleanup activities at the Sidney Center landfill site. The Company joined four local municipalities as co-defendants in the lawsuit. In 2001, the Company and Honeywell were ordered by the Court to pay the EPA approximately $3.5 million, net of contributions by the municipalities who had been joined as co-defendants in the lawsuit. Pursuant to that decision the Company and Honeywell are implementing the approved remedial measures for the Sidney Center landfill site. The municipalities who were joined in the lawsuit have agreed to monitor and maintain the caps installed at the Sidney Center landfill site as part of the approved remediation plan. The Company and Honeywell will be responsible for continuing groundwater monitoring at the site. The Company is also engaged in remediating or monitoring environmental conditions at certain of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at other off-site disposal sites. All such environmental matters referred to in this paragraph are covered by the Honeywell Agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the last quarter of the year ended December 31, 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 21, 2004, the Company announced a 2-for-1 stock split that was effective for stockholders of record as of March 17, 2004.  The additional shares were distributed on March 29, 2004.  The share information included herein reflects the effect of such stock split.

The Company affected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low prices for the common stock for both 2004 and 2003 as reported on the New York Stock Exchange.

	2004		2003
	High	Low	High	Low

First Quarter	$34.70	$28.13	$21.98	$18.50
Second Quarter	34.49	29.75	24.70	19.38
Third Quarter	34.37	27.90	28.84	23.05
Fourth Quarter	37.52	32.23	32.07	26.03

As of January 31, 2005, there were 50 holders of record of the Company’s common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

Since its initial public offering in 1991, the Company has not paid any dividends; however, on January 19, 2005, the Company announced that it will commence payment of a quarterly dividend on its common stock of $.03 per share.  The Company expects the first dividend payment to be made on or about April 6, 2005 to shareholders of record as of March 15, 2005.  The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, repurchase shares of its common stock and to repay outstanding indebtedness.

At December 31, 2003, Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned 27.2% of the Company’s Class A Common Stock.  During the third quarter of 2004, partnerships affiliated with KKR sold all their Class A common stock and, as such, owned none of the Company’s Class A Common Stock as of December 31, 2004.  In 2004, 2003 and 2002, the Company paid KKR fees of $0.5 million, $0.9 million, and $1.0 million, respectively for management and consulting services.

The following table summarizes our equity compensation plan information as of December 31, 2004:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	7,012,208	$21.22	1,788,370
Equity compensation plans not approved by security holders	—	—	—
Total	7,012,208	$21.22	1,788,370

Purchases of Equity Securities

On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005.  On October 20, 2004 the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006.  Approximately 3.5 million shares of common stock remain available for repurchase under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 to January 31, 2004	—	—	—	—

February 1, 2004 to February 29, 2004	—	—	—	—

March 1, 2004 to March 31, 2004	530,800	$ 30.47	530,800	4,469,200

April 1, 2004 to April 30, 2004	—	—	—	—

May 1, 2004 to May 31, 2004	—	—	—	—

June 1, 2004 to June 30, 2004	—	—	—	—

July 1, 2004 to July 31, 2004	206,700	$ 29.39	737,500	4,262,500

August 1, 2004 to August 31, 2004	280,300	$ 29.38	1,017,800	3,982,200

September 1, 2004 to September 30, 2004	80,000	$ 29.93	1,097,800	3,902,200

October 1, 2004 to October 31, 2004	40,000	$ 33.83	1,137,800	3,862,200

November 1, 2004 to November 30, 2004	120,000	$ 36.40	1,257,800	3,742,200

December 1, 2004 to December 31, 2004	197,700	$ 35.62	1,455,500	3,544,500

Total	1,455,500	$ 31.36	1,455,500	3,544,500

Item 6. Selected Financial Data

(dollars in thousands, except per share data)

	Year Ended December 31,
	2004	2003		2002	2001	2000

Operations
Net sales	$1,530,446	$1,239,504		$1,062,002	$1,103,771	$1,359,702
Net income	163,311	103,990	(1)	80,344	83,710	107,904
Net income per common share—Diluted	1.82	1.18	(1)	0.93	0.98	1.26
Financial Position
Working capital	$253,443	$233,707		$153,250	$166,857	$170,131
Total assets	1,306,711	1,181,384		1,078,908	1,026,743	1,004,322
Long-term debt, including current portion	449,053	542,959		644,248	720,319	728,346
Shareholders’ equity	481,604	323,406		166,982	103,933	29,234
Weighted average shares outstanding— Diluted	89,736,656	88,131,720		86,891,200	85,994,242	85,757,844

(1)          Includes a one-time charge for expenses incurred in the early extinguishment of debt of $10,367, less tax benefit of $3,525, or $0.08 per share after taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2004 has been derived from and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

Executive Overview

The Company is a global designer, manufacturer and marketer of interconnect and cable products.  In 2004 approximately 56% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

•                  communication systems for the converging technologies of voice, video and data communications;

•                  a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation, natural resource exploration and automotive applications; and

•                  commercial and military aerospace applications.

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which was less than 4% of net sales in 2004.  The Company encounters competition in all of its markets and competes primarily on the basis of engineering, product quality, price, customer service and delivery time.  There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices.  The Company has focused its global resources to position itself to compete effectively in this environment.  The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

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

The Company’s strategic objective is to further enhance its position in its served markets by pursuing the following success factors:

•                  Focus on customer needs

•                  Design and develop application-specific interconnect solutions

•                  Establish a strong global presence in resources and capabilities

•                  Preserve and foster a collaborative, entrepreneurial management structure

•                  Maintain a culture of controlling cost

•                  Pursue strategic acquisitions

For the year ended December 31, 2004, the Company reported net sales, operating income and net income of $1,530.4 million, $276.6 million and $163.3 million, respectively; up 23%, 35% and 57%, respectively, from 2003.  Sales of interconnect products and assemblies and sales of cable products increased in each of the Company’s related major markets and geographic regions.  Net income benefited from both the increase in operating income and reduced interest expense.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, one strength of the Company is its ability to consistently generate cash.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock and to reduce indebtedness.  In 2004, the Company generated operating cash flow of $208.3 million of which $100.3 million was used to reduce debt.

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	65.3	66.2	65.9
Depreciation and amortization expense	2.5	3.0	3.3
Selling, general and administrative expense	14.1	14.3	14.4

Operating income	18.1	16.5	16.4
Interest expense	(1.5)	(2.4)	(4.3)
Other expenses, net	(.4)	(.6)	(.5)
Expense for early extinguishment of debt	—	(.8)	—

Income before income taxes	16.2	12.7	11.6
Provision for income taxes	(5.5)	(4.3)	(4.0)

Net income	10.7%	8.4%	7.6%

2004 Compared to 2003

Net sales were $1,530.4 million for the year ended December 31, 2004 compared to $1,239.5 million for 2003 an increase of 23% in U.S. dollars and 20% in local currencies. Sales of interconnect products and assemblies increased 24% in U.S. dollars and 20% in local currencies compared to 2003 ($1,333.8 million in 2004 versus $1,072.0 million in 2003).  Sales increased in all major geographic regions as a result of the continuing development of new application specific and value added products, economic improvement in some of the Company’s major end markets and the impact of acquisitions in 2004 and 2003 ($50.3 million).  Sales increased in the Company’s major end markets including mobile communications, industrial, automotive, military/aerospace, and computer/data communications markets.  The increase in sales in the mobile communications markets (approximately $105.7 million) is attributable primarily to increased demand on wireless infrastructure products in all regions, increased demand on mobile handset products in Asia and the impact of acquisitions during 2003 of companies in North America and China serving the wireless installation market.  The increase in sales in the industrial market (approximately $49 million) reflects increased sales in North America and Europe.  Automotive sales increased approximately $34 million primarily in Europe and to a lesser extent in North America, reflecting the increased use of safety and telematic applications in cars and as a result of acquisitions. The increase in military/aerospace sales (approximately $63.9 million) relates primarily to increased demand on military programs and avionics applications in North America and Europe.  Sales to the computer and data communications related markets increased approximately $11.1 million reflecting increased sales in North America, Europe and Asia and the impact of acquisitions.  Sales of cable products increased 17% compared to 2003 ($196.6 million in 2004 versus $167.5 million in 2003). Such increase is primarily due to increased sales in broadband cable television markets.

Geographically, sales in the U.S. in 2004 increased approximately 21% compared to 2003 ($674.3 million in 2004 versus $555.9 million in 2003); international sales for 2004 increased approximately 25% in U.S. dollars ($856.1 million in 2004 versus $683.6 million in 2003) and increased approximately 19% in local currency compared to 2003. The comparatively weak U.S. dollar in 2004 had the currency effect of increasing net sales by approximately $46.6 million when compared to foreign currency translation rates in 2003.

The gross profit margin as a percentage of net sales (including depreciation in cost of sales) increased to 32% in 2004 compared to 31% in 2003.  An increase in margins was achieved in both the interconnect products and assemblies segment and the cable segment although the cable segment increase was partially offset by a continued increase in material costs. The operating margin for interconnect products and assemblies increased approximately 2% compared to the prior year.  The increase is generally attributable to the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost controls.

Selling, general and administrative expenses were $215.0 million and $177.4 million in 2004 and 2003, respectively, and remained approximately 14.0% of sales in 2004 and 2003, respectively.  Research and development expenditures increased approximately $6.1 million, commensurate with sales, reflecting increases in expenditures for new product development and represented approximately 2% of sales for both 2004 and 2003. Selling and marketing expenses remained approximately 7% of sales.  Shipping expense, which relates primarily to sales of cable products to the broadband market, increased commensurate with sales for those products. Administrative expenses increased by approximately $11.8 million, due primarily to increases in costs relating to insurance, pensions, medical benefits and professional fees.

Interest expense was $22.5 million for 2004 compared to $29.5 million for 2003. The decrease is primarily attributable to lower interest rates including the effect of the refinancing completed in the second quarter of 2003 (see Liquidity and Capital Resources) and lower average debt levels.  At current interest rates, interest expense for 2005 is expected to be approximately $19 million.

Expenses for early extinguishment of debt totaling $10.4 million in 2003, relate to the refinancing of the Company’s senior credit facilities.  Such one-time expenses include the call premium related to the redemption of the Company’s Senior Subordinated Notes of $4.7 million, write-off of unamortized deferred debt issuance costs of $3.9 million and other related fees and expenses of $1.8 million.

Other expenses, net, for 2004 and 2003 were $6.7 million and $7.0 million, respectively.  Other expenses, net, are comprised primarily of foreign currency transaction losses ($0.6 million in 2004 and $1.3 million in 2003), reflecting the relative weakness of the U.S. dollar in 2004 and 2003, program fees on sale of accounts receivable ($2.3 million in 2004 and $1.5 million in 2003), reflecting lower receivable fee rates in 2003, minority interests ($3.0 million in 2004 and $2.4 million in 2003) and agency and commitment fees on the Company’s credit facilities ($1.0 million in 2004 and $0.8 million in 2003). In addition, in 2003 the Company incurred $1.0 million in expenses relating to a secondary stock offering (for which the Company did not receive any proceeds). See Note 8 to the Company’s Consolidated Financial Statements for details of the components of other expenses, net.

The provision for income taxes was at an effective rate of 34.0% in 2004 and 2003.

2003 Compared to 2002

Net sales were $1,239.5 million for the year ended December 31, 2003 compared to $1,062.0 million for 2002. Sales of interconnect products and assemblies increased 20% compared to 2002 ($1,072.0 million in 2003 versus $892.3 million in 2002).  Sales increased in the Company’s major end markets including military/aerospace, mobile communications, industrial, automotive and computer/data communications markets.  The increases occurred in all major geographic regions, with approximately one third of the increase attributable to the effect of currency translation, as detailed below.  The remaining increase was attributable to the continuing development of new application specific and value added products, economic improvement in some of the Company’s major end markets and acquisitions in 2002 and 2003.  The increase in military/aerospace sales (approximately $47 million) relates primarily to increased demand on military programs and avionics applications in North America and Europe, and an acquisition ($8 million).  The increase in sales in the mobile communications markets (approximately $42 million) is attributable to the acquisition of companies in North America and China serving the network infrastructure market (approximately $18 million) and increases in Asia in sales of handset products.  The increase in sales in the industrial market (approximately $36 million) reflects increases resulting from acquisitions in North America (approximately $16 million) and increased sales in Europe.  Automotive sales increased approximately $33 million primarily in Europe and to a lesser extent in North America reflecting increased use of safety and telematic applications in cars.  Sales to the computer and data communications related markets increased approximately $23 million; a cable assembly acquisition in North America contributed one-third of the increase and the remainder reflects increased sales in Europe and Asia.  Sales of cable products decreased 1% compared to 2002 ($167.5 million in 2003 versus $169.7 million in 2002). Such decrease is generally attributable to continuing low levels of capital spending by U.S. and international cable television operators for cable system upgrades and expansion.  The lower levels of spending are not expected to change significantly in the near term.

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

Expenses for early extinguishment of debt totaling $10.4 million in 2003, relate to the refinancing of the Company’s senior credit facilities.  Such one-time expenses include the call premium related to the redemption of the Company’s Senior Subordinated Notes of $4.7 million, write-off of unamortized deferred debt issuance costs of $3.9 million and other related fees and expenses of $1.8 million.

Other expenses, net, for 2003 and 2002 was $7.0 million and $5.4 million, respectively.  Other expenses, net, is comprised primarily of foreign currency transaction losses ($1.3 million in 2003 and $2.7 million in 2002), reflecting the relative weakness of the U.S. dollar in 2003 and 2002, program fees on sale of accounts receivable ($1.5 million in 2003 and $1.8 million in 2002), reflecting lower receivable fee rates in 2003, minority interests ($2.4 million in 2003 and $1.8 million in 2002) and agency and commitment fees on the Company’s credit facilities ($0.8 million in 2003 and $0.6 million in 2002). In addition, in 2003 the Company incurred $1.0 million in expenses relating to a secondary stock offering (for which the Company did not receive any proceeds), and in 2002 the Company realized $1.5 million of income relating to a license fee settlement. See Note 8 to the Company’s Consolidated Financial Statements for details of the components of other expenses, net.

The provision for income taxes for 2003 was at an effective rate of 34% compared to 34.5% in 2002.

Liquidity and Capital Resources

Cash provided by operating activities totaled $208.3 million, $170.0 million and $120.6 million for 2004, 2003 and 2002, respectively.  In 2004, the Company reclassified certain amounts in its 2003 and 2002 Consolidated Statements of Cash Flow from financing activities to operating activities as a result of a determination that they had not been reported in accordance with Statement of Financial Accounting Standard No. 95 “Statement of Cash Flows”.  The amounts reclassified of $10.6 and ($11.0) million in 2003 and 2002, respectively, reflect a change in classification of the net change in the accounts receivables sold under the Company’s accounts receivable securitization agreement.  As a result of these reclassifications, there was no impact on the Company’s net change in cash and short-term cash investments in 2003 and 2002.  The net change during 2004 in accounts receivables sold under the Company’s accounts receivable securitization agreement which is included in operating activities is $6.2 million.  The increase in cash from operating activities in 2004 compared to 2003 is primarily attributable to an increase in net income in addition to a larger reduction in the non-cash components of working capital compared to 2003, partially offset by a larger decrease in long-term liabilities resulting from a $20 million contribution to the Company's pension plan in 2004 (compared to a $10 million contribution in 2003). The increase in cash from operating activities in 2003 compared to 2002 is primarily attributable to an increase in net income and a larger reduction in the 2003 period in non-cash components of working capital.

The non - cash components of working capital decreased $14.1 million in 2004 due primarily to a $3.2 million increase in accounts payable, an increase of $15.7 million in accrued liabilities, an increase of $6.2 million in receivables sold and an increase of $28.5 million related to accrued income taxes, partially offset by a $26.0 million increase in accounts receivable due to higher sales levels and an operating addition of $14.5 million in inventory.

The non - cash components of working capital decreased $11.6 million in 2003 due primarily to a $20.8 million increase in accounts payable, an operating reduction of $4.6 million in inventory, an increase of $10.6 million in receivables sold, and an increase in accrued income taxes of $18.0 million partially offset by a $28.8 million increase in accounts receivable due to higher sales levels and a decrease of $7.7 million in accrued liabilities.

The non-cash components of working capital decreased $4.8 million in 2002 due primarily to a $12.9 million decrease in inventory as inventory levels were reduced in response to lower sales levels, a $6.2 million increase in accrued income taxes and a $3.7 million increase in accounts payable, partially offset by an $11 million decrease in receivables sold and a $6.5 million reduction in accrued liabilities.

In 2004, accounts receivable increased $41.7 million to $214.2 million, due to an increase in sales levels, $12.6 million from an acquired company, and a $9.3 million increase due to translation resulting from the comparatively weaker U.S. dollar at December 31, 2004 compared to December 31, 2003, partially offset by a $6.2 million increase in sales of receivables (further discussed below).  Days sales outstanding, computed before sales of receivables, decreased to approximately 64 days from 66 days in 2003.  Inventory increased $25.9 million to $247.3 million, primarily due to an increase of $6.7 million due to translation resulting from the comparatively weaker U.S. dollar at December 31, 2004 compared to December 31, 2003, and $4.7 million in inventory from an acquired company coupled with an operating addition of $14.5 million.  Inventory turnover increased to 4.2x at December 31, 2004 from 3.9x at December 31, 2003.  Deferred taxes and other assets decreased $0.3 million to $28.1 million reflecting the decrease in deferred taxes, the details of which are included in Note 3 to the Company’s Consolidated Financial Statements. Goodwill increased $29.1 million to $545.4 million primarily as a result of an acquisition completed in the third quarter of 2004 as well as additional contingent consideration paid in 2004 relating to a prior year acquisition. Land and depreciable assets, net, increased $19.5 million to $197.8 million reflecting capital expenditures of $44.3 million, assets from acquisitions of approximately $6.8 million, an increase of $7.8 million due to translation resulting from the comparatively weaker U.S. dollar at December 31, 2004 compared to December 31, 2003, depreciation of $38.2 million and disposals of $1.2 million.  Accounts payable and accrued salaries, wages and employee benefits increased $18.0 million and $7.4 million to $134.9 million and $38.5 million, respectively, due primarily to an increase in sales levels, liabilities assumed from acquired companies and a $0.8 million and $0.3 million increase, respectively, due to translation resulting from the comparatively weaker U.S. dollar at December 31, 2004 compared to December 31, 2003.  Accrued income taxes increased $23.7 million due primarily to increased profits.  Other accrued liabilities increased $5.3 million to $37.1 million relating primarily to an increase in liabilities for the purchase of acquired companies and accruals relating to higher sales volume.

In 2004, cash from operating activities of $208.3 million (including additional sales of receivables of $6.2 million) and proceeds from exercise of stock options and related tax benefits of $30.3 million were used primarily to fund capital expenditures of $44.3 million, acquisitions of $41.8 million, the purchase of treasury stock of $45.6 million, an increase in cash on hand of $6.6 million and for a net debt reduction of $100.3 million.  For 2003, cash from operating activities of $170.0 million (including additional sales of receivables of $10.6 million), proceeds from the refinancing of $27.0 million and proceeds from exercise of stock options and related tax benefits of $35.9 million were used primarily to fund capital expenditures of $30.2 million, acquisitions of $51.1 million, an increase in cash on hand of $2.9 million and for a net debt reduction of $148.8 million.

During the second quarter 2003, the Company completed a refinancing of its senior credit facilities.  During 2003 borrowings of $625.0 million under a new bank loan agreement (Bank Agreement), described below, were used to repay $439.5 million outstanding under the Company’s previous bank agreement, redeem all outstanding senior subordinated notes totaling $148.7 million (including the call premium of $4.7 million) and to pay other fees and expenses associated with the refinancing of $8.9 million. A prepayment of the new bank loan of $37.0 million was made in June with excess borrowing proceeds and cash flow from operations and additional prepayments of $89.0 million were made in the second half of 2003.  The 2003 refinancing had the effect of extending the maturity of the Company’s debt coming due in 2003 through 2007.  In November 2004, the Company amended the credit agreement.  The primary effects of the amendment were to lower interest cost, and reduce limitations relative to additional indebtedness and restricted payments including repurchase of the Company’s common stock and dividends.

The Company’s new Bank Agreement includes a Term Loan, consisting of a Tranche A and B, and a $125.0 million revolving credit facility.  At December 31, 2004, the Tranche A had a balance of $13.0 million and matures in 2008, and the Tranche B had a balance of $400.0 million and matures over the period 2005 to 2010 with annual payments of $4 million and a balloon payment due at maturity.  The revolving credit facility expires in 2008; availability under the facility at December 31, 2004 was $116.2 million, after a reduction of $8.8 million for outstanding letters of credit.  The Company’s interest rate on loans under the new Bank Agreement is LIBOR plus 150 basis points.  The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company’s direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement.  In addition, if the Company’s credit rating as assigned by Standard & Poor’s or Moody’s were to decline to BB- or Ba3, respectively, the Company would be required to perfect liens in favor of participants in the Bank Agreement in substantially all of the Company’s U.S.-based assets.  At December 31, 2004, the Company’s credit rating from Standard and Poor’s was BB+ and from Moody’s was Ba1. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio of higher than 3x (EBITDA divided by interest expense) and a leverage test (Debt divided by EBITDA) lower than 3.75x and 3.50x based on total debt and senior debt, respectively.  At December 31, 2004, such ratios as defined in the Bank Agreement, were 12.91x, 1.65x and 1.65x, respectively.  The Bank Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50 million for capital leases, $450 million for general indebtedness and $200 million for acquisition indebtedness, of which approximately $6.9 million, $0 and $4.2, respectively, were outstanding at December 31, 2004, and restricted payments, including dividends on the Company’s Common Stock, in excess of 50% of consolidated cumulative net income plus $50 million, or approximately $170.6 million at December 31, 2004.  In conjunction with entering into the new Bank Agreement the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250.0 million and $50.0 million of floating rate bank debt at 2.44% and 3.01%, expiring in May 2006 and June 2006, respectively.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service. The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Company’s revolving credit facility and the sale of receivables under the Company’s accounts receivable agreement.  The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable.

The Company expects that capital expenditures in 2005 will be approximately $50 million. The Company’s required debt and capital lease amortization in 2005 is $16.9 million; the Company’s required cash interest payments for 2005, at current interest rates, are estimated at approximately $19 million. The Company may also use cash to fund part or all of the cost of future acquisitions.  Since its initial public offering in 1991, the Company has not paid any dividends.  However, on January 19, 2005, the Company announced that it will commence payment of a quarterly dividend on its common stock of $.03 per share.  The Company expects the first dividend payment to be made on or about April 6, 2005 to shareholders of record as of March 15, 2005.  The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, repurchase of its common stock and to repay outstanding indebtedness.  Management believes that the Company’s working capital position, ability to generate strong cash flow from operations and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

Off-Balance Sheet Arrangement - Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 million in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement includes certain covenants and provides for various events of termination. The agreement expires in May 2007.  At December 31, 2004, approximately $80.0 million ($73.8 million at December 31, 2003) of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheets.

Environmental Matters

Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. (“Honeywell”) in December 1999, Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs.  Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities covered by the Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial condition or results of operations. The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

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

Risk Management

The Company has to a significant degree mitigated its exposure to currency risk in its business operations by manufacturing and procuring its products in the same country or region in which the products are sold so that costs reflect local economic conditions. In other cases involving U.S. export sales, raw materials are a significant component of product costs for the majority of such sales and raw material costs are generally dollar based on a worldwide scale, such as basic metals and petroleum-derived materials.

Stock Split

On January 21, 2004, the Company announced a 2-for-1 stock split that was effective for shareholders of record as of March 17, 2004.  The additional shares were distributed on March 29, 2004.  The share information included herein reflects the effect of such stock split.

Recent Accounting Changes

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, No. 123R (“FAS 123R”) “Share-based payment”.  FAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. FAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant-date (with limited exceptions).  This statement is effective for the first interim reporting period beginning after June 15, 2005.  The Company is currently assessing the impact that this statement will have on the Company’s Consolidated Financial Statements, but does not anticipate the impact to be more than $2 million per quarter based on the options outstanding as of December 31, 2004.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted.  The Act introduced a new prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at a minimum actuarially equivalent to Medicare Part D.  FASB Staff Position (“FSP”), 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” was provided by the FASB to offer guidance on accounting and disclosure requirements for the Act.  The Company does not believe the new Act will have a material impact on the Company’s Consolidated Financial Statements.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“FAS 151”), “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” in an effort to conform U.S. accounting standards for inventories to International Accounting Standards.  FAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current period charges.  It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities.  FAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is currently evaluating the impact of this standard but does not believe that it will have a material impact on the Company’s Consolidated Financial Statements.

Pensions

The Company and its domestic subsidiaries have a defined benefit pension plan (“Plan”) covering substantially all U.S. employees.  Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering their employees. The pension expense for all pension plans approximated $10.1 million, $6.5 million and $0.7 million in 2004, 2003 and 2002, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on Plan assets. In developing the expected long-term rate of return assumption for U.S. plans, we evaluated input from our actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  We also considered our historical fifteen-year compounded return of 10.1%, which has been in excess of these broad equity and bond benchmark indices. Our expected long-term rate of return on Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 11%; 25% with fixed income managers, with an expected long-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8.5%. As of December 31, 2004, our asset allocation was 65% with equity managers and 35% with fixed income managers, including high yield managers. We believe that our long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Based on this methodology the Company’s expected long-term rate of return assumption is 9.5% for both 2004 and 2003.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate on this basis has decreased from 6.15% at December 31, 2003 to 5.75% at December 31, 2004. This will have the effect of increasing pension expense in 2005 by approximately $1.9 million.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the pension liability would have decreased $13.2 million or increased $14.5 million, respectively.

The Company made cash contributions to the U.S. pension plans of $20 million and $10 million in 2004 and 2003, respectively.  The liability for accrued pension and post employment benefit obligations increased modestly in 2004 to $102.1 million from $100.3 million in 2003, due to the negative impact on accumulated liabilities of the reduction in the discount rate and the foreign currency translation effect for non-U.S. plans.  The Company estimates that, based on current actuarial calculations, it will make a cash contribution to the pension plan in 2005 of approximately $10 million.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of Plan assets.

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

Goodwill - The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units, in accordance with FAS No. 142, as of each June 30. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and compare that to the carrying value including goodwill. If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. Historically, the Company has not had any impairments.

The significant accounting policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2004, as well as an estimate of the timing in which such obligations are expected to be satisfied:

Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$442,688	$14,341	$15,462	$31,939	$380,946
Capital lease obligations	6,365	2,568	3,763	34	—
Operating leases	48,708	16,546	17,682	9,127	5,353
Purchase obligations	76,537	74,589	1,402	546	—
Other long-term liabilities	7,275	803	6,394	78	—

Total	$581,573	$108,847	$44,703	$41,724	$386,299

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold and thereby generating revenues and incurring expenses in the same currency and by managing its working capital although there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

Interest Rate Risk

Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the second quarter 2003 as discussed in Liquidity and Capital Resources above.  In conjunction with the 2003 refinancing, the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250.0 million and $50.0 million of floating rate debt at 2.44% and 3.01%, expiring in May 2006 and June 2006, respectively.  At December 31, 2004, the Company’s average LIBOR rate was 2.5%.  A 10% change in the LIBOR interest rate at December 31, 2004 would have the effect of increasing or decreasing interest expense by approximately $0.3 million.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2005, although there can be no assurances that interest rates will not significantly change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Amphenol Corporation

Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004.  We also have audited management’s assessment, included in the accompanying Management Report on Internal Control in Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte and Touche LLP

Hartford, Connecticut
March 11, 2005

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

Net sales	$1,530,446	$1,239,504	$1,062,002
Costs and expenses:
Cost of sales, excluding depreciation and amortization	999,965	820,724	700,302
Depreciation and amortization expense	38,829	37,007	34,825
Selling, general and administrative expense	215,008	177,353	152,928
Operating income	276,644	204,420	173,947
Interest expense	(22,540)	(29,505)	(45,930)
Other expenses, net	(6,663)	(6,987)	(5,355)
Expense for early extinguishment of debt	—	(10,367)	—
Income before income taxes	247,441	157,561	122,662
Provision for income taxes	(84,130)	(53,571)	(42,318)

Net income	$163,311	$103,990	$80,344

Net income per common share – Basic	$1.86	$1.21	$0.95

Average common shares outstanding – Basic	88,023,082	86,100,688	84,891,698

Net income per common share – Diluted	$1.82	$1.18	$0.93

Average common shares outstanding - Diluted	89,736,656	88,131,720	86,891,200

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2004	2003
Assets
Current Assets:
Cash and short-term cash investments	$30,172	$23,533
Accounts receivable, less allowance for doubtful accounts of $8,666 and $9,244, respectively	214,158	172,488
Inventories:
Raw materials and supplies	55,697	48,917
Work in process	128,879	116,023
Finished goods	62,727	56,445
	247,303	221,385
Prepaid expenses and other assets	37,382	33,943
Total current assets	529,015	451,349

Land and depreciable assets:
Land	14,120	13,948
Buildings	109,525	104,614
Machinery and equipment	423,363	387,173
	547,008	505,735
Less accumulated depreciation	(349,255)	(327,469)
	197,753	178,266
Deferred debt issuance costs	6,451	7,014
Goodwill	545,411	516,335
Deferred taxes and other assets	28,081	28,420
	$1,306,711	$1,181,384

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$134,856	$116,835
Accrued interest	2,183	2,939
Accrued salaries, wages and employee benefits	38,535	31,091
Accrued income taxes	48,025	24,314
Other accrued expenses	37,064	31,784
Current portion of long-term debt	16,909	10,679
Total current liabilities	277,572	217,642

Long-term debt	432,144	532,280
Accrued pension and post employment benefit obligations	102,050	100,326
Other liabilities	13,341	7,730
Commitments and contingent liabilities (Notes 2, 6 and 9)
Shareholders’ Equity:
Class A Common Stock, $.001 par value; 100,000,000 shares authorized; 87,891,533 and 87,685,526 shares outstanding at December 31, 2004 and 2003, respectively	88	87
Additional paid-in capital (deficit)	(207,504)	(238,167)
Accumulated earnings	789,741	626,430
Accumulated other comprehensive loss	(55,078)	(64,944)
Treasury stock, at cost; 1,455,500 shares at December 31, 2004	(45,643)	—
Total shareholders’ equity	481,604	323,406
	$1,306,711	$1,181,384

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital (Deficit)	Comprehensive Income (Loss)		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders Equity

Balance December 31, 2001	$84	$(280,266)			$442,096	$(57,981)	$—	$103,933
Comprehensive income:
Net income			$ [80,344	]	80,344			80,344
Other comprehensive loss, net of tax:
Translation adjustments			10,377			10,377		10,377
Revaluation of interest rate derivatives			8,837			8,837		8,837
Minimum pension liability adjustment			(42,452)			(42,452)		(42,452)
Other comprehensive loss			(23,238)
Comprehensive income			$ [57,106	]

Deferred compensation		166						166
Stock options exercised, including tax benefit	2	5,775						5,777

Balance December 31, 2002	86	(274,325)			522,440	(81,219)	—	166,982
Comprehensive income:
Net income			$ [103,990	]	103,990			103,990
Other comprehensive loss, net of tax:
Translation adjustments			17,047			17,047		17,047
Revaluation of interest rate derivatives			(669)			(669)		(669)
Minimum pension liability adjustment			(103)			(103)		(103)
Other comprehensive income			16,275
Comprehensive income			$ [120,265	]
Deferred compensation		240						240
Stock options exercised, including tax benefit	1	35,918						35,919

Balance December 31, 2003	87	(238,167)			626,430	(64,944)	—	323,406

Comprehensive income:
Net income			$ [163,311	]	163,311			163,311
Other comprehensive income, net of tax:
Translation adjustments			11,904			11,904		11,904
Revaluation of interest rate derivatives			2,116			2,116		2,116
Minimum pension liability adjustment			(4,154)			(4,154)		(4,154)
Other comprehensive income			9,866
Comprehensive income			$ [173,177	]

Purchase of treasury stock							(45,643)	(45,643)
Deferred compensation		329						329
Stock options exercised, including tax benefit	1	30,334						30,335
Balance December 31, 2004	$88	$(207,504)			$789,741	$(55,078)	$(45,643)	$481,604

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow

(dollars in thousands, except per share data)

		Year Ended December 31,
		2004	2003	2002

	Net income	$163,311	$103,990	$80,344
	Adjustments for cash from operations:
	Depreciation and amortization	38,829	37,007	34,825
	Amortization of deferred debt issuance costs	1,428	1,473	1,413
	Expense for early extinguishment of debt	—	10,367	—
	Net change in:
	Accounts receivable	(26,016)	(28,799)	1,054
	Net change in receivables sold	6,200	10,600	(11,000)
	Inventory	(14,511)	4,647	12,897
	Prepaid expenses and other assets	1,721	(3,420)	1,951
	Accounts payable	3,240	20,776	3,701
	Accrued income taxes	28,483	17,967	6,242
	Accrued liabilities	15,731	(7,736)	(6,547)
	Accrued interest	(740)	(2,429)	(3,530)
	Accrued pension and post employment benefits	(12,929)	(5,804)	121
	Deferred taxes and other assets	1,344	11,168	(625)
	Other	2,160	197	(283)
	Cash flow provided by operations	208,251	170,004	120,563
	Cash flow from investing activities:
	Additions to property, plant and equipment	(44,341)	(30,196)	(18,816)
	Investments in acquisitions	(41,661)	(51,101)	(33,796)
	Cash flow used by investing activities	(86,002)	(81,297)	(52,612)
	Cash flow from financing activities:
	Net change in borrowings under revolving credit facilities	(14,302)	1,751	(17,839)
	Decrease in borrowings under Bank Agreement	(86,000)	(150,543)	(63,205)
Retirement of debt:	old Bank Agreement	—	(439,500)	—
	senior subordinated notes	—	(148,740)	—
	fees and expenses relating to refinancing	—	(9,720)	—
	Borrowings under new Bank Agreement	—	625,000	—
	Purchase of treasury stock	(45,643)	—	—
	Proceeds from exercise of stock options including tax benefit	30,335	35,919	5,777
	Cash flow used by financing activities	(115,610)	(85,833)	(75,267)
	Net change in cash and short-term cash investments	6,639	2,874	(7,316)
	Cash and short-term cash investments balance, beginning of period	23,533	20,659	27,975
	Cash and short-term cash investments balance, end of period	$30,172	$23,533	$20,659

	Cash paid during the year for:
	Interest	$21,868	$30,819	$48,059
	Income taxes paid, net of refunds	43,660	21,996	34,061

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1-Summary of Significant Accounting Policies

Operations

Amphenol Corporation (“Amphenol” or the “Company”) is in two business segments which consist of manufacturing and selling interconnect products and assemblies, and manufacturing and selling cable products.  The Company sells its products to customer locations worldwide.

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

Sale of Receivables

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2007. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The aggregate value of receivables transferred to the pool for the year 2004, 2003 and 2002 were $606,136, $538,093, and $541,834, respectively. At December 31, 2004 and 2003, $32,992 and $24,568, respectively, of accounts receivable were transferred to the subsidiary, but not purchased by the financial institution and are therefore included in the accounts receivable balance in the accompanying Consolidated Balance Sheets. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statements of Income. The agreement contains certain covenants and provides for various events of termination. At December 31, 2004 and 2003, approximately $80,000 and $73,800, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheets.

Reclassifications

In 2004, the Company reclassified certain amounts in its 2003 and 2002 Consolidated Statements of Cash Flow from financing activities to operating activities as a result of a determination that they had not been reported in accordance with Statement of Financial Accounting Standard No. 95 "Statement of Cash Flows". The amounts reclassified of $10.6 and ($11.0) million in 2003 and 2002, respectively, reflect a change in classification of the net change in the accounts receivables sold under the Company's accounts receivable securitization agreement. As a result of these reclassifications, there was no impact on the Company's net change in cash and short-term cash investments in 2003 and 2002.

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

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units, in accordance with Financial Accounting Standards Board Statement No. 142 (“FAS 142”), as of each June 30. The Company has defined its reporting units as the operating segments within its two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these operating segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and compare that to the carrying value including goodwill. If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. As of June 30, 2004, and for each previous year in which the impairment test has been performed, the fair market value of the Company’s reporting units exceeded the carrying value and therefore no impairment was recognized.  In 2004, goodwill increased by $29,076 primarily as a result of one relatively minor acquisition with a total acquisition price of $33,586, less the fair value of net assets acquired of $13,980, payment of contingent consideration relating to previously acquired subsidiaries of $10,490 less other purchase price adjustments occurring during the year of $1,020. The increase in goodwill was related to the interconnect products and assemblies segment.

Revenue Recognition

The Company’s primary source of revenue is from product sales to its customers.

Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earning process is complete and revenue is measurable.  Delivery is determined by the Company’s shipping terms, which are primarily FOB shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communication market (approximately 12% of consolidated sales), the Company pays for shipping cost to the majority of its customers.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  All shipping costs incurred to transport products to the customer, which are not reimbursed, are included in selling, general and administrative expense.

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

	2004	2003	2002

Net income	$163,311	$103,990	$80,344
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(4,714)	(5,148)	(6,559)
Pro forma net income	$158,597	$98,842	$73,785

Earnings Per Share:
Basic-as reported	$1.86	$1.21	$0.95
Basic-pro forma	$1.80	$1.15	$0.87
Diluted-as reported	$1.82	$1.18	$0.93
Diluted-pro forma	$1.77	$1.12	$0.85

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk free interest rate	3.4%	3.2%	2.7%
Expected life	5 years	5 years	5 years
Expected volatility	27.0%	30.0%	40.0%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted-average fair values of options granted during 2004, 2003 and 2002 were $9.15, $6.50 and $8.54, respectively.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated is included as a component of accumulated other comprehensive loss within shareholders’ equity. Transaction gains and losses are included in other expense, net.

Research and Development

Research and development expenses for the creation of new and improved products and processes were $32,459, $26,361, and $24,183, for the years 2004, 2003 and 2002, respectively.

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

Net Income per Common Share

Basic income per common share is based on the net income for the period divided by the weighted average common shares outstanding. Diluted income per common share assumes the exercise of outstanding, dilutive stock options using the treasury stock method.  On January 21, 2004, the Company announced a 2-for-1 stock split that was effective for shareholders of record as of March 17, 2004.  The additional shares were distributed on March 29, 2004.  The share information included herein has been restated to reflect the effect of such stock split.

Derivative Financial Instruments

Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized as an increase or decrease of interest expense in the periods in which they accrue. The Company adopted FAS 133, as amended by FAS 138, beginning January 1, 2001. Adoption of this new accounting standard resulted in a cumulative after-tax gain of $291 in accumulated other comprehensive income as of that date. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in other comprehensive income, and subsequently reflected in net income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. At December 31, 2004, the Company had interest rate swap agreements that fix the Company’s LIBOR interest rate on $250,000 and $50,000 of floating rate bank debt at 2.44% and 3.01%, expiring in May 2006 and June 2006, respectively.  These agreements are designated as cash flow hedges and accounted for as described above.

Recent Accounting Changes

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, No. 123R (“FAS 123R”) “Share-based payment”.  FAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. FAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions).  This statement is effective for the first interim reporting period beginning after June 15, 2005.  The Company is currently assessing the impact that this statement will have on the Company’s Consolidated Financial Statements, but does not anticipate the impact to be more than $2 million per quarter based on the options outstanding as of December 31, 2004.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted.  The Act introduced a new prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at a minimum actuarially equivalent to Medicare Part D.  FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” was provided by the FASB to offer guidance on accounting and disclosure requirements for the Act.  The Company does not believe the new Act will have a material impact on the Company’s Consolidated Financial Statements.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“FAS 151”), “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” in an effort to conform U.S. accounting standards for inventories to International Accounting Standards.  FAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current period charges.  It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities.  FAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is currently evaluating the impact of this standard but does not believe that it will have a material impact on the Company’s Consolidated Financial Statements.

Note 2—Long-Term Debt

Long-term debt consists of the following:

	Interest Rate at		December 31,
	December 31, 2004	Maturity	2004	2003

Bank Agreement:
Term Loan – Tranche A	3.3%	2008	$13,000	$90,000
Term Loan – Tranche B	4.0%	2005-2010	400,000	409,000
Notes payable to foreign banks and other debt	0.5% to 9.5%	2004-2017	36,053	43,959
			449,053	542,959
Less current portion			16,909	10,679
Total long-term debt			$432,144	$532,280

In the second quarter of 2003, the Company completed a refinancing of its senior credit facilities and redeemed all of its outstanding Senior Subordinated Notes (“Notes”).  The new Bank Agreement (“Bank Agreement”) consists of:  (1) a $125,000 five-year Revolving Credit Facility that matures in 2008, (2) a $125,000 Tranche A Loan (December 31, 2004 balance $13,000) and (3) a $500,000 Tranche B Loan (December 31, 2004 balance $400,000).  In November 2004, the Company amended the credit agreement.  The primary effect of the amendment was to lower interest cost and reduce limitations relative to indebtedness and restricted payments including repurchase of the Company’s stock and dividends.  At December 31, 2004, availability under the Revolving Credit Facility was $116,193, after a reduction of $8,807 for outstanding letters of credit.  In connection with the 2003 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $10,367 (less tax effects of $3,525) or $.08 per share after tax.  Such one-time expenses include the call premium on the Notes, write-off of unamortized deferred debt issuance costs and other related costs.  The Company’s interest rate on borrowings under the Bank Agreement is LIBOR plus 150 basis points.  The Company also pays certain annual agency and commitment fees. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company’s direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement.  In addition, if the Company’s credit rating as assigned by Standard & Poor’s or Moody’s were to decline to BB- or Ba3, respectively, the Company would be required to perfect liens in favor of participants in the Bank Agreement in substantially all of the Company’s U.S. based assets.  At December 31, 2004, the Company’s credit rating from Standard & Poor’s was BB+ and from Moody’s was Ba1.  The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (Debt divided by EBITDA) lower than 3.75X and 3.50X based on total debt and senior debt, respectively; at December 31, 2004, such ratios as defined in the Bank Agreement were 12.91X, 1.65X and 1.65X, respectively.  The Bank Agreement also includes limitations with respect to, among other things, (i) indebtedness in excess of $50,000 for capital leases, $450,000 for general indebtedness, $200,000 for acquisition indebtedness, (of which approximately $6,856, $0 and $4,196 were outstanding at December 31, 2004, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to May 2003 plus $50 million, or approximately $170,560 at December 31, 2004, (iii) creating or incurring liens, (iv) making other investments, (v) acquiring or disposing of assets and (vi) capital expenditures.

In conjunction with the Bank Agreement, the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250,000 and $50,000 of floating rate bank debt at 2.44% and 3.01%, expiring in May 2006 and June 2006, respectively.  While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value indicated that termination of the agreements at December 31, 2004 would have resulted in a pre-tax gain of $2,396; such gain, net of tax, of $1,447 was recorded in other comprehensive income.

The maturity of the Company’s long-term debt over each of the next five years ending December 31, is as follows:  2005 - $16,909; 2006 - $13,829; 2007 - $5,396; 2008 - $27,518; 2009 - $4,455; thereafter $380,946.

The Company estimates that the fair value of its long-term debt approximates book value.

Note 3—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002

Income before taxes:
United States	$103,240	$58,560	$52,337
Foreign	144,201	99,001	70,325
	$247,441	$157,561	$122,662

Current provision:
United States	$47,596	$24,483	$23,448
Foreign	31,411	17,176	17,185
	$79,007	$41,659	$40,633

Deferred provision:
United States	$4,263	$11,008	$1,129
Foreign	860	904	556
	5,123	11,912	1,685
Total provision for income taxes	$84,130	$53,571	$42,318

At December 31, 2004, the Company had $7,863 of foreign tax loss carryforwards, of which $2,010 expire at various dates through 2009 and the balance can be carried forward indefinitely.  A valuation allowance of $3,213 and $2,063 at December 31, 2004 and 2003, respectively, has been recorded which relates to the foreign net operating loss carryforwards and foreign tax credits. The net change in the valuation allowance for deferred tax assets was an increase of $1,150 and $751 in 2004 and 2003, respectively. In 2004 the net change in the valuation allowance was related to foreign net operating loss and credit carryforwards.  In 2003 the net change in the valuation allowance was related to foreign net operating loss carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2004	2003	2002

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	1.5	1.6	2.3
Foreign earnings and dividends taxed at different rates	(3.5)	(1.7)	(5.2)
Valuation allowance	.5	.5	.2
Other	.5	(1.4)	2.2
Effective tax rate	34.0%	34.0%	34.5%

The Company’s deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

	December 31,
	2004	2003

Deferred tax assets relating to:
Accrued liabilities and reserves	$3,428	$5,657
Operating loss and tax credit carryforwards	3,213	3,339
Pensions	20,366	20,564
Employee benefits	2,487	2,605
	$29,494	$32,165

Deferred tax liabilities relating to:
Depreciation	$8,282	$8,001

The deferred tax asset relating to pension in the table above includes $39,410 and $36,483 at December 31, 2004 and 2003, respectively, relating to the Company’s additional minimum pension liability (Note 5).

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law.  The Act creates a temporary incentive for U.S. corporations to repatriate income earned abroad by providing an 85% dividends received deduction for certain dividends.  The Company may elect to apply this provision to qualifying earnings repatriations in 2005.  The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision.  The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under the provision is between zero and $75 million.  The related potential range of income tax is between zero and $6.2 million.  The Act also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with trade protocols by the European Union.  FSP 109-1 “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” was provided by the FASB to offer guidance on accounting and disclosure requirements for the Act.  The Company does not believe the Act will have a material impact on its effective tax rate.

The Company is subject to periodic audits of its various tax returns by government agencies; management does not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on the Company’s financial position or results of operations.  The Company has recorded accruals for certain tax contingencies related to various state and local matters as of December 31, 2004.

Note 4—Shareholders’ Equity

In May 1997, the Company adopted the 1997 Option Plan, and in May 2000, adopted the 2000 Option Plan (“Plans”). The Plans authorize the granting of stock options by a committee of the Board of Directors. At December 31, 2004, the maximum number of shares of common stock available for the granting of stock options under the Plans was 1,558,370.  Options granted under the Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options are generally subject to Management Stockholder Agreements which, among other things, place restrictions on the sale or transfer of such shares.  In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors.  At December 31, 2004, the maximum number of shares of common stock available for the granting of stock options under the Directors Plan was 230,000.  Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options are generally subject to Stockholder Agreements which, among other things, place restrictions on the sale or transfer of such shares.

Stock option activity for 2002, 2003 and 2004 was as follows:

	Options	Average Price

Options outstanding at December 31, 2001	8,439,394	$13.41
Options granted	1,413,000	21.90
Options exercised	(530,808)	7.09
Options cancelled	(90,496)	18.27

Options outstanding at December 31, 2002	9,249,090	15.04
Options granted	1,231,800	20.09
Options exercised	(2,532,600)	8.11
Options cancelled	(84,540)	21.41

Options outstanding at December 31, 2003	7,863,750	17.99
Options granted	1,062,600	30.30
Options exercised	(1,652,042)	11.50
Options cancelled	(262,100)	22.53

Options outstanding at December 31, 2004	7,012,208	$21.22

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Average Price	Remaining Term	Shares	Average Price

$6.50	498,700	$6.50	2.38	498,700	$6.50
7.50-15.00	494,380	9.41	4.26	494,380	9.41
12.50-15.00	210,200	14.50	3.30	210,200	14.50
15.50-20.10	1,113,425	20.07	8.27	205,025	20.07
20.11-25.00	3,644,903	22.97	6.24	2,166,743	23.40
27.50-35.00	1,050,600	30.24	9.23	21,600	29.05
	7,012,208	$21.22	6.51	3,596,648	$18.39

At December 31, 2003, Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned 27.2% of the Company’s Class A common stock.  During the third quarter of 2004, partnerships affiliated with KKR sold all their Class A common stock and, as such owned none of the Company’s Class A Common Stock as of December 31, 2004.  In 2004, 2003 and 2002, the Company paid KKR fees of $.5 million, $.9 million, and $1.0 million, respectively for management and consulting services.

Balances of related after-tax components comprising accumulated other comprehensive loss included in shareholders’ equity at December 31, 2002, 2003 and 2004, are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Interest Rate Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2001	$(33,342)	$(8,837)	$(15,802)	$(57,981)
Translation adjustments	10,377			10,377
Revaluation of interest rate derivatives, net of tax of $5,794		8,837		8,837
Minimum pension liability adjustment, net of tax of $25,844			(42,452)	(42,452)
Balance at December 31, 2002	(22,965)		(58,254)	(81,219)
Translation adjustments	17,047			17,047
Expiration of interest rate derivatives, net of tax of $439		(669)		(669)
Minimum pension liability adjustment, net of tax of $230			(103)	(103)
Balance at December 31, 2003	(5,918)	(669)	(58,357)	(64,944)
Translation adjustments	11,904			11,904
Revaluation of interest rate derivatives, net of tax of $1,388		2,116		2,116
Minimum pension liability adjustment, net of tax of $2,927			(4,154)	(4,154)
Balance at December 31, 2004	$5,986	$1,447	$(62,511)	$(55,078)

Since its initial public offering in 1991, the Company has not paid any dividends, however on January 19, 2005 the Company announced that it will commence payment of a quarterly dividend on its common stock of $.03 per share.  The Company expects the first dividend payment to be made on or about April 6, 2005 to shareholders of record as of March 15, 2005.  The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, repurchase shares of its common stock and to repay outstanding indebtedness.

Note 5—Benefit Plans and Other Postretirement Benefits

The Company and its domestic subsidiaries have a defined benefit pension plan covering substantially all U.S. employees. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The following is a summary of the Company’s defined benefit plans funded status as of the most recent actuarial valuations; for each year presented below accumulated benefits exceed assets:

	December 31,
	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$299,060	$268,001
Service cost	7,069	5,910
Interest cost	17,649	16,894
Plan participants’ contributions	453	342
Plan amendments	5,247	—
Actuarial loss	18,915	18,046
Foreign exchange translation	3,686	6,461
Benefits paid	(17,034)	(16,594)
Benefit obligation at end of year	335,045	299,060
Change in plan assets:
Fair value of plan assets at beginning of year	188,209	156,079
Actual return on plan assets	20,215	32,535
Employer contribution	22,328	11,619
Plan participants’ contributions	453	342
Foreign exchange translation	2,239	3,111
Benefits paid	(15,566)	(15,477)
Fair value of plan assets at end of year	217,878	188,209
Excess of liabilities over assets	(117,167)	(110,851)
Unrecognized net actuarial loss	124,713	111,070
Unrecognized prior service cost	11,290	7,104
Unrecognized transition obligation net	(1,079)	(1,059)
Additional minimum pension liability	(117,252)	(103,823)
Accrued benefit cost	$(99,495)	$(97,559)

	Year Ended December 31,
	2004	2003	2002

Components of net pension expense:
Service cost	$7,069	$5,910	$5,116
Interest cost	17,649	16,894	16,313
Expected return on plan assets	(20,152)	(19,702)	(22,281)
Net amortization of actuarial losses	5,537	3,418	1,575
Net pension expense	$10,103	$6,520	$723

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.15%	5.75%	6.15%
Rate of compensation increase	3.00%	3.00%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.15%	6.50%	6.15%	6.50%
Expected long-term return on assets	9.50%	9.50%	n/a	n/a
Rate of compensation increase	3.00%	3.00%	n/a	n/a

The pension expense for pension plans is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on Plan assets.  The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The discount rate on this basis has decreased from 6.15% at December 31, 2003 to 5.75% at December 31, 2004.  This will have the effect of increasing pension expense in 2005 by approximately $1.9 million.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the pension liability would have decreased $13.2 million or increased $14.5 million, respectively.  In developing our expected long-term rate of return assumption on plan assets which consist mainly of U.S. equity and debt securities, we evaluated input from our actuaries and investment consultants as well as long-term inflation assumptions.  Projected returns by such consultants are based on broad equity and bond indices.  We also considered our historical 15 year compound return of 10.1%, which has been in excess of these broad equity and bond benchmark indices.  Our expected long-term rate of return on Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of 11%, 25% with fixed income managers, with an expected long-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8.5%.  At December 31, 2004, our asset allocation was 65% with equity managers and 35% with fixed income managers, including high yield managers.  We believe that our long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers.  We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.  Based on this methodology the Company’s expected long-term rate of return assumption is 9.5% in 2004 and 2003.  The Company has also adopted an unfunded Supplemental Employee Retirement Plan (“SERP”), which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $41,903 and $34,434 at December 31, 2004 and 2003, respectively. Such obligation is included in the Consolidated Balance Sheets and the tables above.

In accordance with the provisions of FAS No. 87, the Company has recognized a minimum pension liability at December 31, 2004 of $117,252 ($103,823 at December 31, 2003) for circumstances in which a pension plan’s accumulated benefit obligation exceeded the fair value of the plan’s assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost, with the net change of $3,837 ($103 at December 31, 2003), recorded as a reduction in shareholders’ equity, net of related deferred tax benefits.

The Company made a $20,000 voluntary cash contribution to the U.S. Pension Plan in 2004 and paid benefit payments of $13,978.  The Company estimates that based on current actuarial calculations it will make a cash contribution to the U.S. Pension Plan in 2005 of $10,000. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, we believe any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the APBO at December 31, 2004 and 2003 was 5.75% and 6.15%, respectively. Summary information on the Company’s postretirement medical plans is as follows:

	December 31,
	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$12,752	$13,422
Service cost	84	73
Interest cost	776	799
Paid benefits and expenses	(2,060)	(1,733)
Actuarial loss	1,552	191
Benefit obligation at end of year	$13,104	$12,752

Funded status	$(13,104)	$(12,752)
Unrecognized net actuarial loss	10,052	9,426
Unrecognized transition obligation	497	559
Accrued benefit cost	$(2,555)	$(2,767)

	Year ended December 31,
	2004	2003	2002

Components of net postretirement benefit cost:
Service cost	$84	$73	$71
Interest cost	776	799	912
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	900	857	934
Net postretirement benefit cost	$1,822	$1,791	$1,979

Note 6—Leases

At December 31, 2004, the Company was committed under operating leases which expire at various dates through 2010.  Total rent expense under operating leases for the years 2004, 2003, and 2002 were $17,664, $18,650 and $16,007, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2005	$16,546
2006	10,748
2007	6,934
2008	5,205
2009	3,922
Beyond 2009	5,353
Total minimum obligation	$48,708

Note 7—Reportable Business Segments and International Operations

The Company has two reportable business segments: interconnect products and assemblies and cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable and related products primarily for communication markets, including cable television. The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 herein. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, headquarters’ expense allocations, income taxes and nonrecurring gains and losses. The Company’s operating segments are an aggregation of business units that have similar production processes and products.

	Interconnect products and assemblies			Cable products			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002

Net sales
—external	$1,333,838	$1,071,968	$892,309	$196,608	$167,536	$169,693	$1,530,446	$1,239,504	$1,062,002
—intersegment	2,311	1,891	1,840	14,369	11,569	8,864	16,680	13,460	10,704
Depreciation and amortization	32,427	30,470	28,369	5,969	6,103	6,005	38,396	36,573	34,374
Segment operating income	271,327	196,377	150,881	24,631	20,420	28,820	295,958	216,797	179,701
Segment assets	605,645	512,923	436,682	74,634	78,076	80,898	680,279	590,999	517,580
Additions to property, plant and equipment	43,152	28,992	16,645	1,700	1,065	2,171	44,852	30,057	18,816

Reconciliation of segment operating income to consolidated income before taxes:

	2004	2003	2002

Segment operating income	$295,958	$216,797	$179,701

Interest expense	(22,540)	(29,505)	(45,930)
Headquarters’ expense and other net expenses	(25,977)	(19,364)	(11,109)
Expense for early extinguishment of debt	—	(10,367)	—
Consolidated income before taxes	$247,441	$157,561	$122,662

Reconciliation of segment assets to consolidated total assets:

	2004	2003	2002

Segment assets	$680,279	$590,999	$517,580
Goodwill	545,411	516,335	486,841
Other assets	81,021	74,050	74,487
Consolidated total assets	$1,306,711	$1,181,384	$1,078,908

Geographic information:

	Net sales			Land and depreciable assets
	2004	2003	2002	2004	2003	2002
United States	$674,302	$555,918	$501,073	$69,949	$72,169	$66,871
International	856,144	683,586	560,929	127,804	106,097	93,819
Total	$1,530,446	$1,239,504	$1,062,002	$197,753	$178,266	$160,690

Revenues by geographic area are based on customer location to which product is shipped.

Note 8—Other Expenses, net

Other income (expense) is comprised as follows:

	Year Ended December 31,
	2004	2003	2002

Foreign currency transaction losses	$(643)	$(1,330)	$(2,729)
Program fees on sale of accounts receivable	(2,254)	(1,468)	(1,826)
Minority interests	(3,029)	(2,363)	(1,770)
Agency and commitment fees	(980)	(837)	(554)
License fee settlement	—	—	1,476
Fees and expenses associated with secondary stock offering	(185)	(950)	—
Other	428	(39)	48
	$(6,663)	$(6,987)	$(5,355)

Note 9—Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s consolidated financial position or results of operations.

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

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. (“Honeywell”) in December 1999). Amphenol and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites.  Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial position or results of operations.  The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Note 10—Selected Quarterly Financial Data (Unaudited)

		Three Months Ended
		March 31	June 30		September 30	December 31

	2004
	Net sales	$355,261	$387,119		$384,103	$403,963
	Gross profit, including depreciation	112,727	123,573		124,079	131,878
	Operating income	61,283	69,054		70,303	76,004
	Net income	35,658	40,367		41,646	45,640
	Net income per share—Basic	.41	.46		.47	.52
	Net income per share—Diluted	.40	.45		.47	.51
Stock price	—High	34.70	34.49		34.37	37.52
	—Low	28.13	29.75		27.90	32.23
	2003
	Net sales	$277,774	$304,893		$314,798	$342,039
	Gross profit, including depreciation	86,442	92,256		97,117	106,474
	Operating income	45,171	49,259		52,372	57,618
	Net income	23,313	19,479	(1)	28,212	32,986
	Net income per share—Basic	.28	.23	(1)	.33	.38
	Net income per share—Diluted	.27	.22	(1)	.32	.37
Stock price	—High	21.98	24.70		28.84	32.07
	—Low	18.50	19.38		23.05	26.03
	2002
	Net sales	$255,976	$270,865		$268,115	$267,046
	Gross profit, including depreciation	76,972	83,967		83,109	83,343
	Operating income	40,273	45,032		44,200	44,442
	Net income	17,193	20,003		20,666	22,482
	Net income per share—Basic	.21	.24		.25	.27
	Net income per share—Diluted	.20	.23		.24	.26
Stock price	—High	25.88	24.50		21.23	22.91
	—Low	20.13	17.75		15.06	13.74

(1)          Includes a one-time charge for expenses incurred in the early extinguishment of debt of $10,367, less tax benefit of $3,525, or $0.08 per share after taxes.

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

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.  Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2004.

Deloitte and Touche LLP has audited the Company’s evaluation of the internal control environment in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Deloitte and Touche LLP has issued an unqualified report stating the Company has maintained effective internal control over financial reporting as of December 31, 2004.

Item 9B. Other Information

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

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Executive Officers of the Registrant is incorporated by reference from the Company’s definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Information regarding the Company’s code of business conduct and ethics is available on the Company’s website, www.amphenol.com.  In addition a copy may be requested by writing to the Company’s World Headquarters at:

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

Item 14. Principal Accounting Fees and Services

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 14 is incorporated by reference from the Company’s definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	23

Consolidated Statements of Income— Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	24

Consolidated Balance Sheets— December 31, 2004 and December 31, 2003	25

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income — Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	26

Consolidated Statements of Cash Flow— Years Ended December 31, 2004, December 31, 2003 and December 31, 2002	27

Notes to Consolidated Financial Statements	28

Management Report on Internal Control	43

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2004

Schedule

Report of Independent Registered Public Accounting Firm	45
II—Valuation and Qualifying Accounts	46

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Amphenol Corporation

Wallingford, Connecticut

We have audited the consolidated financial statements of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our report thereon dated March 11, 2005; such consolidated financial statements and report are included elsewhere in the Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte and Touche LLP

Hartford, Connecticut
March 11, 2005

SCHEDULE II
AMPHENOL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	Balance at beginning of period	Charged to cost and expenses	Acquisitions	Deductions	Balance at end of period

2004 Allowance for doubtful accounts	$9,244	$1,618	$14	$(2,210)	$8,666
2003 Allowance for doubtful accounts	$8,812	$1,837	$521	$(1,926)	$9,244
2002 Allowance for doubtful accounts	$5,191	$3,691	$650	$(720)	$8,812

Signatures

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 11th day of March 2005.

AMPHENOL CORPORATION

/s/ Martin H. Loeffler
Martin H. Loeffler
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ Martin H. Loeffler	Chairman, Chief Executive Officer	March 11, 2005
Martin H. Loeffler	and President (Principal Executive Officer)

/s/ Diana G. Reardon	Senior Vice President and Chief Financial	March 11, 2005
Diana G. Reardon	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Edward G. Jepsen	Director	March 11, 2005
Edward G. Jepsen

/s/ John R. Lord	Director	March 11, 2005
John R. Lord

/s/ Andrew E. Lietz	Director	March 11, 2005
Andrew E. Lietz

/s/ Stanley L. Clark	Director	March 11, 2005
Stanley L. Clark

/s/ Dean H. Secord	Director	March 11, 2005
Dean H. Secord

/s/ Ronald P. Badie	Director	March 11, 2005
Ronald P. Badie

(a)(3) Listing of Exhibits

2.1	Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).*
2.2

Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (registration No. 333-25195) filed on April 15, 1997).*

3.1	Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation) (filed as Exhibit 3.1 to the June 30, 1997 10-Q).*
3.2	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.3	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 20004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
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

10.4	2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10-K).*
10.5	2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).*
10.6	2003 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2002 10-K).*
10.7	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.8	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.9	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*
10.10	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
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

10.38	Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated as of May 19, 2004 (filed as Exhibit 10.6 to the June 30, 2004 10-Q).*
10.39	Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.7 to the June 30, 2004 10-Q).*
10.40	Seventh Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.8 to the June 30, 2004 10-Q).*

10.41	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.42	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.43	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.44	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.45	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.46	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.47	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.48

Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003)*

10.49	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.50	Form of 1997 Management Stockholders’ Agreement **
10.51	Form of 1997 Non-Qualified Stock Option Agreement **
10.52	Form of 1997 Sale Participation Agreement **
10.53	Form of 2000 Management Stockholders’ Agreement **
10.54	Form of 2000 Non-Qualified Stock Option Agreement **
10.55	Form of 2000 Sale Participation Agreement **
21	Subsidiaries of the Company.**
23	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*                 Incorporated herein by reference as stated.

**          Filed herewith