Form 10-Q
period 2005-03-31
AMPHENOL CORP /DE/
filed 2005-05-10
CIK 820313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10879

AMPHENOL CORPORATION

Delaware (State of Incorporation)	22-2785165 (IRS Employer Identification No.)
358 Hall Avenue Wallingford, Connecticut 06492 203-265-8900

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

        As of April 30, 2005, the total number of shares outstanding of Class A Common Stock was 88,207,927.

Amphenol Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and short-term cash investments	$26,257	$30,172
Accounts receivable, less allowance for doubtful accounts of $8,143 and $8,666, respectively	230,516	214,158
Inventories	263,390	247,303
Prepaid expenses and other assets	35,439	37,382

Total current assets	555,602	529,015

Land and depreciable assets, less accumulated depreciation of $347,304 and $349,255, respectively	203,165	197,753
Deferred debt issuance costs	6,087	6,451
Goodwill	595,060	545,411
Deferred taxes and other assets	33,245	28,081

	$1,393,159	$1,306,711

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$149,129	$134,856
Accrued interest	2,215	2,183
Accrued salaries, wages and employee benefits	38,413	38,535
Other accrued expenses	75,054	85,089
Dividend payable	2,691	—
Current portion of long-term debt	17,514	16,909

Total current liabilities	285,016	277,572

Long-term debt	458,142	432,144
Accrued pension and post employment benefit obligations	101,762	102,050
Other liabilities and other liabilities	21,225	13,341
Shareholders' Equity:
Common stock	88	88
Additional paid-in deficit	(196,628)	(207,504)
Accumulated earnings	833,426	789,741
Accumulated other comprehensive loss	(59,506)	(55,078)
Treasury stock, at cost	(50,366)	(45,643)

Total shareholders' equity	527,014	481,604

	$1,393,159	$1,306,711

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31
	2005	2004
Net sales	$409,395	$355,261
Costs and expenses:
Cost of sales, excluding depreciation and amortization	263,425	233,230
Depreciation and amortization expense	10,814	9,433
Selling, general and administrative expense	57,823	51,315

Operating income	77,333	61,283
Interest expense	(5,403)	(5,755)
Other expenses, net	(1,664)	(1,500)

Income before income taxes	70,266	54,028
Provision for income taxes	(23,890)	(18,370)

Net income	$46,376	$35,658

Net income per common share—Basic	$.53	$.41

Average common shares outstanding—Basic	88,016,736	87,977,804

Net income per common share—Diluted	$.52	$.40

Average common shares outstanding—Diluted	89,904,666	89,878,164

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Three months ended March 31
	2005	2004
Net income	$46,376	$35,658
Adjustments for cash from operations:
Depreciation and amortization	10,814	9,433
Amortization of deferred debt issuance costs	364	356
Net change in non-cash components of working capital	(18,827)	(22,678)
Other long term assets and liabilities	(131)	5,377

Cash flow provided by operating activities	38,596	28,146

Cash flow from investing activities:
Capital additions, net	(12,475)	(6,694)
Investments in acquisitions	(53,039)	(457)

Cash flow used by investing activities	(65,514)	(7,151)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	23,678	(174)
Decrease in borrowings under bank agreement	—	(15,000)
Proceeds from exercise of stock options including tax benefit	4,048	15,224
Purchase of treasury stock	(4,723)	(16,174)

Cash flow provided (used) by financing activities	23,003	(16,124)

Net change in cash and short-term cash investments	(3,915)	4,871
Cash and short-term cash investments, balance beginning of period	30,172	23,533

Cash and short-term cash investments, balance end of period	$26,257	$28,404

Cash paid during the period for:
Interest	$5,007	$5,949
Income taxes, net of refunds	$23,750	$13,940

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1—Principles of Consolidation and Interim Financial Statements

        The condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, and the related consolidated statements of income and the condensed consolidated statements of cash flow for the three months ended March 31, 2005 and 2004 include the accounts of Amphenol Corporation and its subsidiaries (the "Company"). The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's 2004 Annual Report on Form 10-K.

Note 2—Reclassifications

        As discussed in the Company's 2004 Annual Report on Form 10-K, certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.

Note 3—Inventories

        Inventories consist of:

	March 31, 2005	December 31, 2004
Raw materials and supplies	$58,901	$55,697
Work in process	137,257	128,879
Finished goods	67,232	62,727

	$263,390	$247,303

Note 4—Reportable Business Segments

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

        The segment results for the three months ended March 31, 2005 and 2004 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2005	2004	2005	2004	2005	2004
Net sales
—external	$361,155	$310,673	$48,240	$44,588	$409,395	$355,261
—intersegment	472	560	3,921	3,811	4,393	4,371
Segment operating income	75,791	60,600	6,175	5,411	81,966	66,011

        Reconciliation of segment operating income to consolidated income before taxes for the three months ended March 31, 2005 and 2004:

	2005	2004
Segment operating income	$81,966	$66,011
Interest expense	(5,403)	(5,755)
Other net expenses	(6,297)	(6,228)

Consolidated income before income taxes	$70,266	$54,028

Note 5—Comprehensive Income

        Total comprehensive income for the three months ended March 31, 2005 and 2004 is summarized as follows:

	2005	2004
Net income	$46,376	$35,658
Translation adjustments	(5,534)	114
Revaluation of interest rate derivatives	1,106	(1,350)

Total comprehensive income	$41,948	$34,422

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

        The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. ("Honeywell") in December 1999). Amphenol

Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites. Amphenol Corporation and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the "Honeywell Agreement") entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs. Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Note 7—New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, No. 123R ("FAS 123R") "Share-Based Payments". FAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. FAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). In April 2005, this statement was deferred and is now effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is continuing to assess the impact that this statement will have on the Company's consolidated financial statements, but does not expect the after-tax charge to net income to exceed $1.3 million per quarter based on the options currently outstanding.

Note 8—Shareholders' Equity

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	2005		2004
Net income		$46,376		$35,658
Less: Total stock based compensation expense determined under Black-Scholes option pricin model, net of related tax effects		(998)		(982)

Pro forma net income		$45,378		$34,676

Earnings Per Share:
Basic—as reported		$.53		$.41
Basic—pro forma		$.52		$.39
Diluted—as reported	$	..52	$	..40
Diluted—pro forma		$.51		$.39

        On January 21, 2004, the Company announced a two-for-one stock split that was effective for shareholders of record as of March 17, 2004. The additional shares were distributed on March 29, 2004. The share information included herein has been restated to reflect the effect of such stock split.

        On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the "Program") of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005. On October 20, 2004 the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006. At March 31, 2005, approximately 3.4 million shares of common stock remained available for repurchase under the Program.

        On January 19, 2005, the Company announced that it will commence payment of a quarterly dividend on its common stock of $.03 per share. The Company made its first dividend payment in the amount of $2.7 million on April 6, 2005 to shareholders of record as of March 15, 2005.

Note 9—Benefit Plans

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

	Pension Benefits		Other Benefits
	Three Months ended March 31,
	2005	2004	2005	2004
Service cost	$2,080	$1,768	$29	$21
Interest cost	4,603	4,414	196	194
Expected return on plan assets	(5,329)	(5,038)	—	—
Amortization of transition obligation	(18)	—	16	16
Amortization of prior service cost	397	—	—	—
Amortization of net actuarial losses	1,712	1,383	269	225

Net benefits cost	$3,445	$2,527	$510	$456

        The Company estimates that based on current actuarial calculations it will make a voluntary cash contribution to the U.S. pension plan of approximately $10 million in 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Item 2. Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

        Net sales increased approximately 15% to $409.4 in the first quarter of 2005 compared to sales of $355.3 for the same period in 2004. Sales of interconnect products and assemblies increased 16% in U.S. dollars and 14% in local currencies in the first quarter of 2005 compared to 2004 ($361.2 in 2005 versus $310.7 in 2004). Sales increased in the Company's major end markets including the military/aerospace, mobile communications, industrial, automotive, and computer/data communications markets. Sales increases occurred in all major geographic regions and resulted primarily from the continuing development of new application specific and value added products, and to a lesser extent, from acquisitions. Sales of cable products increased 8% in the first quarter of 2005 compared to 2004 ($48.2 in 2005 versus $44.6 in 2004). Such increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion. Geographically, sales in the United States in the first quarter of 2005 increased 13% compared to the same period in 2004 ($181.0 in 2005 versus $159.9 in 2004). International sales for the first quarter of 2005 increased approximately 17% in U.S. dollars ($228.4 in 2005 versus $195.4 in 2004) and increased approximately 13% in local currency compared to 2004. Currency translation had the effect of increasing sales in the first quarter of 2005 by approximately $7.7 when compared to exchange rates for the 2004 period.

        The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 33% for the first quarter of 2005 compared to 32% for the 2004 period. The increase in gross margin is generally attributable to an increase in margin of interconnect products and assemblies. The operating margin for interconnect products and assemblies increased approximately 1.5% compared to the prior year. The increase in operating margin is generally attributable to the effects of higher sales volume, product mix and cost reduction activities including a shift in headcount to low cost labor areas. Operating margin for cable products in the first quarter increased 0.7% due to price increases implemented late in the second quarter of 2004 which were partially offset by the impact of higher material costs.

        Selling, general and administrative expenses increased to $57.8 or 14.1% of net sales in the first quarter of 2005 compared to $51.3 or 14.4% of net sales in the 2004 period. The increase in the first quarter of 2005 is attributable to increases in selling expense resulting from higher sales volume, increased spending relating to new product development and increased administrative costs for insurance and pension expense.

        Other expense, net, is comprised primarily of program fees on sale of accounts receivable ($0.8 in 2005 and $0.4 in 2004), minority interests ($0.6 in 2005 and $0.8 in 2004), agency and commitment fees on the Company's credit facilities ($0.3 in 2005 and $0.2 in 2004), foreign currency transaction losses ($0 in 2005 and $0.4 in 2004), fees related to secondary stock offerings from which the Company did not receive any proceeds ($0 in 2005 and $0.1 in 2004) and gain on sale of fixed assets ($0 in 2005 and $0.2 in 2004).

        Interest expense for the first quarter of 2005 was $5.4 compared to $5.8 for the 2004 period. The decrease is attributable to lower average debt levels partially offset by higher average interest rates.

        The provision for income taxes for the first quarter of 2005 and 2004 was at an effective rate of 34%.

Liquidity and Capital Resources

        Cash provided by operating activities was $38.6 in the first quarter of 2005 compared to $28.1 in the 2004 period. The increase in cash flow relates primarily to an increase in net income in addition to a smaller net increase in non-cash components of working capital. The non-cash components of working capital increased $18.8 in the first quarter of 2005 due primarily to a decrease of $13.5 in accrued liabilities resulting primarily from increased income tax payments, and increases of $12.5 and $11.8, respectively, in accounts receivable and inventory due to higher levels of sales partially offset by an increase in receivables sold under the Company's accounts receivable securitization program of $5 and an increase in accounts payable of $11.3 due to increased activity. The non-cash components of working capital increased $22.7 in the first quarter of 2004 due primarily to a decrease of $3.6 in accrued liabilities resulting from increased income tax payments, a decrease in receivables sold under the Company's accounts receivable securitization program of $3.7 and increases of $10.3 and $3.7, respectively, in accounts receivable and inventory due to higher levels of sales.

        Accounts receivable increased $16.4 to $230.5, due primarily to increased sales volume and $12.9 from acquired companies partially offset by the translation impact resulting from a relatively stronger U.S. dollar at March 31, 2005 compared to December 31, 2004. Sales of receivables under the Company's accounts receivable securitization program increased $5 million during the quarter. Days sales outstanding, computed before sales of receivables, increased 2 days to 66 days. Inventory increased $16.1 to $263.4. Such increase was attributable to the impact of higher sales volume and $7.1 from acquired companies. Inventory turnover, excluding the impact of acquisitions, remained constant at 4.2x. Land and depreciable assets, net, increased $5.4 to $203.2, reflecting capital expenditures of $12.5 and $6.6 from acquired companies partially offset by depreciation expense of $10.7 and the translation impact resulting from a relatively stronger U.S. dollar at March 31, 2005 compared to December 31, 2004. Other accrued liabilities decreased $10 to $75.1 primarily due to higher tax payments and payments related to fringe benefits, partially offset by $5.0 from acquired companies. Goodwill increased $49.6 to $595.1, as a result of acquisitions during the period. Accounts payable increased $14.3 to $149.1 as a result of higher operating levels and $4.0 from acquired companies. Dividends payable were recorded of $2.7 as a result of the Company declaring its first dividend in the first quarter 2005.

        For the first quarter of 2005, cash from operating activities of $38.6, borrowings of $23.7, proceeds from exercise of stock options of $4.0 and a reduction in cash on hand of $3.9, were used primarily to fund capital expenditures of $12.5, acquisitions of $53.0 and treasury stock purchases of $4.7. For the first quarter of 2004, cash from operating activities of $28.1, and proceeds from exercise of stock options of $15.2 were used primarily to fund capital expenditures of $6.7, acquisitions of $0.5, treasury stock purchases of $16.2, a net debt reduction of $15.2 and an increase in cash on hand of $4.9.

        The Company's bank agreement (the "Bank Agreement") includes a Term Loan, consisting of a Tranche A and B, and a $125.0 revolving credit facility. At March 31, 2005, the Tranche A had a balance of $13.0 and matures in 2008, and the Tranche B had a balance of $400.0 and matures over the period 2005 to 2010 with annual payments of $4 million and a balloon payment due at maturity. The revolving credit facility expires in 2008; availability under the facility at March 31, 2005 was $94.8, after a reduction of $21.4 outstanding under the revolving credit facility and $8.8 for outstanding letters of credit. The Company's interest rate on loans under the Bank Agreement is LIBOR plus 150 basis points. The Bank Agreement is secured by a first priority pledge of 100% of the capital stock of the Company's direct domestic subsidiaries and 65% of the capital stock of direct material foreign subsidiaries, as defined in the Bank Agreement. In addition, if the Company's credit rating as assigned by Standard & Poor's or Moody's were to decline to BB-or Ba3, respectively, the Company would be required to perfect liens in favor of participants in the Bank Agreement in substantially all of the Company's U.S. based assets. At March 31, 2005, the Company's credit rating from Standard and Poor's was BB+ and from Moody's was Ba1. The Bank Agreement requires that the Company satisfy certain financial covenants including an interest coverage ratio of higher than 3x (EBITDA divided by interest expense) and a leverage test (debt divided by EBITDA) lower than 3.5x and 3.25x based on total debt and senior debt, respectively. At March 31, 2005, such ratios as defined in the Bank Agreement, were 13.75x, 1.64x and 1.64x, respectively. The Bank Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50 million for capital leases, $450 for general indebtedness and $200 for acquisition indebtedness, of which approximately $10.4, $0 and $5.0, respectively, were outstanding at March 31, 2005, and restricted payments, including dividends on the Company's common stock, in excess of 50% of consolidated cumulative net income plus $50, or approximately $193.7 at March 31, 2005. In conjunction with entering into the Bank Agreement, the Company entered into interest rate swap agreements that fixed the Company's LIBOR interest rate on $250.0 and $50.0 of floating rate bank debt at 2.44% and 3.01%, respectively, expiring in May 2006 and June 2006, respectively.

        The Company's primary ongoing cash requirements will be for operating and capital expenditures, product development and expansion activities, repurchases of its Common Stock, dividends and debt service. The Company's debt service requirements consist primarily of principal and interest on bank borrowings. The Company's primary sources of liquidity are internally generated cash flow, the Company's revolving credit facility and the sale of receivables under the Company's accounts receivable securitization agreement. The Company expects that ongoing requirements will be funded from these sources; however, the Company's sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company's products, a deterioration in certain of the Company's financial ratios or a deterioration in the quality of the Company's accounts receivable.

        In March 2004, the Company announced that its Board of Directors had authorized an open market stock repurchase program (the "Program") of up to 2.0 million shares of the Company's Common Stock during the period ending December 31, 2005. In October 2004, the Program was amended to increase the number of authorized shares to five million and to extend the expiration date until September 30, 2006. The timing and price of any purchases under the Program will depend on market conditions. During the first quarter, the Company purchased 127,000 shares of Common Stock for $4.7, or an average price of $37.16 per share. At March 31, 2005, approximately 3.4 million shares remained available for purchase under the Program.

        On January 19, 2005, the Company announced that it will commence payment of a quarterly dividend on its Common Stock of $.03 per share. The Company's first dividend payment was made in the amount of $2.7 on April 6, 2005 to shareholders of record as of March 15, 2005. The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company's business, payment of dividends, repurchases of its Common Stock and to repay outstanding indebtedness. Management believes that the Company's working capital position, ability to generate strong cash flow from operations and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

        A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement includes certain covenants and provides for various events of termination. The agreement expires in May 2007. At March 31, 2005, approximately $85.0 ($80.0 at December 31, 2004) of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

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

        The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell in December 1999). Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites. Amphenol Corporation and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are reimbursed by Honeywell based on the Honeywell Agreement entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs. Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company's financial position or results of operations. The environmental cleanup matters identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Stock Split

        On January 21, 2004, the Company announced a two-for-one stock split that was effective for stockholders of record as of March 17, 2004. The additional shares were distributed on March 29, 2004. The share information included herein has been restated to reflect the effect of such stock split.

Safe Harbor Statement

        Statements in this report that are not historical are "forward-looking" statements, which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company's 2004 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates. There has been no material change in the Company's assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in its 2004 Annual Report on Form 10-K. Relative to interest rate risk, at March 31, 2005, the Company had interest rate swap agreements that fixed the Company's LIBOR interest rate on $250.0 and $50.0 of floating rate debt at 2.44% and 3.01%, respectively, expiring in May 2006 and June 2006, respectively. At March 31, 2005, the Company's average LIBOR rate was 2.57%. A 10% change in the LIBOR interest rate at March 31, 2005 would have had the effect of increasing or decreasing interest expense by approximately $0.3. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2005, although there can be no assurances that interest rates will not significantly change.

Item 4. Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures "(as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

        On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005. On October 20, 2004, the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006. At March 31, 2005, approximately 3.4 million shares of Common Stock remained available for repurchase under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2005	127,000	$37.16	1,582,500	3,417,500
February 1, to February 28, 2005	—	—	—	—
March 1, to March 31, 2005	—	—	—	—

Total	127,000	$37.16	1,582,500	3,417,500

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6. Exhibits

2.1	Agreement and Plan of Merger dated as of January 23, 1997 between NXS Acquisition Corp. and Amphenol Corporation (incorporated by reference to Current Report on Form 8-K dated January 23, 1997).*
2.2	Amendment, dated as of April 9, 1997, to the Agreement and Plan of Merger between NXS Acquisition Corp. and Amphenol Corporation, dated as of January 23, 1997 (incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-25195) filed on April 15, 1997).*
3.1	Certificate of Merger, dated May 19, 1997 (including Restated Certificate of Incorporation of Amphenol Corporation) (filed as Exhibit 3.1 to the June 30, 1997 10-Q).*
3.2	By-Laws of the Company as of May 19, 1997—NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.3	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
4.1	Indenture between Amphenol Corporation and IBJ Schroeder Bank and Trust Company, as Trustee, dated as of May 15, 1997, relating to Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the June 30, 1997 10-Q).*
10.1	Amended and Restated Receivables Purchase Agreement dated as of May 19, 1997 among Amphenol Funding Corp., the Company, Pooled Accounts Receivable Capital Corporation and Nesbitt Burns Securities, Inc., as Agent (filed as Exhibit 10.1 to the June 30, 1997 10-Q).*
10.2	Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*
10.3	Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to the June 30, 1997 10-Q).*
10.4	2001 Amphenol Incentive Plan (filed as Exhibit 10.5 to the December 31, 2001 10-K).*
10.5	2002 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2001 10-K).*
10.6	2003 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2002 10-K).*
10.7	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.8	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.9	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*
10.10	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Amphenol Corporation Directors' Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.12	Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*
10.13	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.14	Registration Rights Agreement dated as of May 19, 1997, among NXS Acquisition Corp., KKR 1996 Fund L.P., NXS Associates L.P., KKR Partners II, L.P. and NXS I, L.L.C. (filed as Exhibit 99.5 to Schedule 13D, Amendment No. 1, relating to the beneficial ownership of shares of the Company's Common Stock by NXS I, L.L.C., KKR 1996 Fund, L.P., KKR Associates (1996) L.P., KKR 1996 GP LLC, KKR Partners II, L.P., KKR Associates L.P., NXS Associates L.P., KKR Associates (NXS) L.P., and KKR-NXS L.L.C. dated May 27, 1997).*
10.15	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*

10.16	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.17	Management Stockholders' Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.18	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.19	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.20	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.21	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.22	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.23	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*
10.24	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.25	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.26	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.27	Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*
10.28	Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed the September 30, 1997 10-Q).*
10.29	First Amendment dated as of May 1, 1998 to the Amended and Restated Credit Agreement dated as of October 3, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.25 to the March 31, 1998 10-Q).*
10.30	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.31	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.32	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.33	Management Stockholders' Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.34	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.35	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.36	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.37	Amendment No. 1 to the Credit Agreement dated as of December 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*
10.38	Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated as of May 19, 2004 (filed as Exhibit 10.6 to the June 30, 2004 10-Q).*
10.39	Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.7 to the June 30, 2004 10-Q).*
10.40	Seventh Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.8 to the June 30, 2004 10-Q).*

10.41	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.42	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.43	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.44	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.45	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.46	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.47	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.48	Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003).*
10.49	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.50	Form of 1997 Management Stockholders' Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K)*
10.51	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K)*
10.52	Form of 1997 Sale Participation Agreement (filed as Exhibit 10.52 to the December 31, 2004 10-K)*
10.53	Form of 2000 Management Stockholders' Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K)*
10.54	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K)*
10.55	Form of 2000 Sale Participation Agreement (filed as Exhibit 10.55 to the December 31, 2004 10-K)*
10.56	2005 Amphenol Corporation Management Incentive Plan**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*
Incorporated herein by reference as stated.

**
Filed herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION
By:	/s/ DIANA G. REARDON Diana G. Reardon Senior Vice President and Chief Financial Officer

Date: May 6, 2005

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
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