Form 10-Q
period 2005-06-30
AMPHENOL CORP /DE/
filed 2005-08-09
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10879

AMPHENOL CORPORATION

Delaware	22-2785165
(State of Incorporation)	(IRS Employer Identification No.)

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
Yes ☒ No ☐

As of July 31, 2005, the total number of shares outstanding of Class A Common Stock was 88,847,441.

Amphenol Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and short-term cash investments	$25,462	$30,172
Accounts receivable, less allowance for doubtful accounts of $8,868 and $8,666, respectively	232,819	214,158
Inventories	268,811	247,303
Prepaid expenses and other assets	41,459	37,382
Total current assets	568,551	529,015
Land and depreciable assets, less accumulated depreciation of $345,311 and $349,255, respectively	207,565	197,753
Deferred debt issuance costs	5,722	6,451
Goodwill	640,393	545,411
Deferred taxes and other assets	28,683	28,081
	$1,450,914	$1,306,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$150,131	$134,856
Accrued interest	2,022	2,183
Accrued salaries, wages and employee benefits	37,451	38,535
Other accrued expenses	66,255	85,089
Dividend payable	2,705	—
Current portion of long-term debt	18,993	16,909

Total current liabilities	277,557	277,572

Long-term debt	458,412	432,144
Accrued pension and post employment benefit obligations	100,914	102,050
Other liabilities	32,023	13,341

Shareholders’ Equity:
Common stock	88	88
Additional paid-in deficit	(183,584)	(207,504)
Accumulated earnings	882,825	789,741
Accumulated other comprehensive loss	(66,955)	(55,078)
Treasury stock, at cost	(50,366)	(45,643)

Total shareholders’ equity	582,008	481,604
	$1,450,914	$1,306,711

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net sales	$443,642	$387,119	$853,037	$742,380

Costs and expenses:
Cost of sales, excluding depreciation and amortization	282,421	254,031	545,846	487,261
Depreciation and amortization expense	12,699	9,733	23,513	19,166

Selling, general and administrative expense	62,476	54,301	120,299	105,616

Operating income	86,046	69,054	163,379	130,337
Interest expense	(5,775)	(5,673)	(11,178)	(11,428)
Other expenses, net	(1,398)	(2,219)	(3,062)	(3,719)
Income before income taxes	78,873	61,162	149,139	115,190
Provision for income taxes	(26,817)	(20,795)	(50,707)	(39,165)

Net income	$52,056	$40,367	$98,432	$76,025

Net income per common share–Basic	$.59	$.46	$1.12	$.86

Average common shares outstanding-Basic	88,362,802	88,174,604	88,190,725	88,076,203

Net income per common share-Diluted	$.58	$.45	$1.09	$.85

Average common shares outstanding-Diluted	90,272,291	89,864,734	90,089,494	89,871,449

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2005	2004

Net income	$98,432	$76,025

Adjustments for cash from operations:
Depreciation and amortization	23,513	19,166
Amortization of deferred debt issuance costs	729	711
Net change in non-cash components of working capital	(41,234)	(22,295)
Other long term assets and liabilities	6,257	6,315
Cash flow provided by operating activities	87,697	79,922

Cash flow from investing activities:
Capital additions, net	(27,913)	(18,513)
Investments in acquisitions	(100,178)	(1,943)

Cash flow used by investing activities	(128,091)	(20,456)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	28,007	(4,065)
Decrease in borrowings under bank agreement	(2,000)	(61,000)
Proceeds from exercise of stock options including tax benefit	17,043	16,867
Purchase of treasury stock	(4,723)	(16,174)
Dividend payments	(2,643)	—

Cash flow provided (used) by financing activities	35,684	(64,372)

Net change in cash and short-term cash investments	(4,710)	(4,906)
Cash and short-term cash investments, balance beginning of period	30,172	23,533

Cash and short-term cash investments, balance end of period	$25,462	$18,627

Cash paid during the period for:
Interest	$10,611	$11,240
Income taxes, net of refunds	48,384	26,560

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, the related condensed consolidated statements of income for the three and six months ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flow for the six months ended June 30, 2005 and 2004 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”). The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

Note 2-Reclassifications

As discussed in the Company’s 2004 Annual Report on Form 10-K, certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.

Note 3-Inventories

Inventories consist of:

	June 30, 2005	December 31, 2004

Raw materials and supplies	$60,139	$55,697
Work in process	141,125	128,879
Finished goods	67,547	62,727
	$268,811	$247,303

Note 4-Reportable Business Segments

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

The segment results for the three months ended June 30, 2005 and 2004 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2005	2004	2005	2004	2005	2004
Net sales
-external	$389,163	$336,362	$54,479	$50,757	$443,642	$387,119
-inter-segment	620	420	4,200	3,810	4,820	4,230
Segment operating income	85,327	68,283	7,044	5,927	92,371	74,210

The segment results for the six months ended June 30, 2005 and 2004 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2005	2004	2005	2004	2005	2004
Net sales
-external	$750,318	$647,035	$102,719	$95,345	$853,037	$742,380
-inter-segment	1,092	980	8,121	7,621	9,213	8,601
Segment operating income	161,118	128,883	13,219	11,338	174,337	140,221

Reconciliation of segment operating income to consolidated income before taxes for the second quarter and the six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Segment operating income	$92,371	$74,210	$174,337	$140,221
Interest expense	(5,775)	(5,673)	(11,178)	(11,428)
Other expenses, net	(7,723)	(7,375)	(14,020)	(13,603)

Consolidated income before income taxes	$78,873	$61,162	$149,139	$115,190

Note 5-Comprehensive Income

Total comprehensive income for the six months ended June 30, 2005 and 2004 is summarized as follows:

	2005	2004

Net income	$98,432	$76,025
Translation adjustments	(12,319)	(2,188)
Revaluation of interest rate derivatives	667	1,790

Total comprehensive income	$86,780	$75,627

Note 6-Commitments and Contingencies

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

Note 7-New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R (“FAS 123R”) “Share-Based Payment”.  FAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. FAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions).  In April 2005, this statement was deferred and is now effective as of the beginning of the first fiscal year beginning after June 15, 2005.  The Company expects to adopt FAS 123R on January 1, 2006 using the modified prospective method.  The impact of adoption of FAS 123R cannot be predicted at this time because it will depend in part on the level of share-based payments granted in the future.  However, had the Company adopted FAS 123R during 2005, the impact of that standard would have approximated the impact of FAS 123 as described in Note 8.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“FAS 154”) “Accounting Changes and Error Corrections”.  FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle.  FAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not believe that this statement will have an impact on the Company’s consolidated financial statements.

Note 8-Shareholders’ Equity

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.  Accordingly, no compensation cost has been recognized for stock options.  Had compensation cost for stock options been determined based on the fair value of the stock option at date of grant consistent with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and six months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income	$52,056	$40,367	$98,432	$76,025
Less: Total stock-based compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1,278)	(1,187)	(2,276)	(2,169)
Pro forma net income	$50,778	$39,180	$96,156	$73,856
Earnings Per Share:
Basic-as reported	.59	.46	1.12	.86
Basic-pro forma	.57	.44	1.09	.84

Diluted-as reported	.58	.45	1.09	.85
Diluted-pro forma	.56	.44	1.07	.82

On January 21, 2004, the Company announced a two-for-one stock split that was effective for shareholders of record as of March 17, 2004.  The additional shares were distributed on March 29, 2004.

On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005.  On October 20, 2004, the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006.  At June 30, 2005, approximately 3.4 million shares of common stock remained available for repurchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share. The Company paid its second quarterly dividend in the amount of $2.7 million or $.03 per share on July 6, 2005 to shareholders of record as of June 17, 2005. Cumulative dividends paid during 2005 were $5.4 million.

Note 9-Benefit Plans

The Company and its domestic subsidiaries have a defined benefit pension plan covering the majority of U.S. employees.  Plan benefits are generally based on years of service and compensation and are generally noncontributory.  Certain foreign subsidiaries have defined benefit plans covering their employees.  Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans.  The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs.  The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three and six months ended June 30, 2005 and 2004:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three months ended June 30,				Six months ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$2,061	$1,748	$29	$21	$4,142	$3,516	$57	$42
Interest cost	4,570	4,382	196	194	9,172	8,796	393	388
Expected return on plan assets	(5,317)	(5,023)	—	—	(10,646)	(10,061)	—	—
Amortization of transition obligation	(18)	—	16	16	(35)	—	31	32
Amortization of prior service cost	397	—	—	—	794	—	—	—
Amortization of net actuarial losses	1,705	1,381	269	225	3,417	2,764	539	450
Net benefits cost	$3,398	$2,488	$510	$456	$6,844	$5,015	$1,020	$912

The Company estimates that based on current actuarial calculations it will make a voluntary cash contribution to the U.S. pension plan of approximately $10 million in 2005.

Note 10 – Subsequent Event

On July 15, 2005, the Company completed a refinancing of its senior credit facility which includes a five-year $750 million unsecured revolving credit facility (the “Credit Agreement”) which expires in July 2010 of which approximately $440 million was drawn at closing. The net proceeds from the Credit Agreement were used to repay all amounts outstanding under the Company’s previous senior secured credit facility and for working capital purposes.  The Company’s interest rate on current loans under the Credit Agreement is LIBOR plus 60 basis points. The Credit Agreement requires that the Company satisfy certain financial covenants including the maintenance by the Company of a minimum net worth, as defined in the Credit Agreement, of $400 million, increased on a cumulative basis as of the end of each quarter, commencing with the quarter ended June 30, 2005 by an amount equal to 50% of the consolidated net income, for the quarter then ended plus an amount equal to 100% of the net cash proceeds from any equity issuances, as defined. Additional financial covenants include a minimum interest coverage ratio of at least 3.0x and a maximum leverage ratio of no greater than 3.5x, with a step-down to 3.25x beginning with the quarter ending March 31, 2007. The Credit Agreement also includes limitations with respect to, (i) among other things, indebtedness in excess of $50 million for capital leases, $450 million for general indebtedness, $200 million for acquisition indebtedness and (ii) restricted payments, including dividends on the Company’s common stock and the repurchase of the Company’s common stock, in excess of 50% of cumulative consolidated net income plus $250 million. In conjunction with entering into the Credit Agreement the Company terminated the interest rate swap agreements related to the previous senior credit facility and the Company entered into new interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250 million of floating rate bank debt at 4.24% through July 2008. In addition, the Company incurred one-time expenses for the early extinguishment of debt totaling approximately $2.5 million (before tax benefit of $.8 million).  Such one-time expenses will be reported in the third quarter of 2005 and include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements. Availability under the Credit Agreement at July 15, 2005 was $298.5 million, after a reduction of $440 million of outstanding borrowings under the Credit Agreement and $11.5 million for outstanding letters of credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Item 2.    Results of Operations

Quarter and six months ended June 30, 2005 compared to the Quarter and six months ended June 30, 2004

Net sales increased approximately 15% to $443.6 and $853.0 in the second quarter and first six months of 2005, respectively, compared to sales of $387.1 and $742.4, respectively, for the same periods in 2004. Sales of interconnect products and assemblies increased 16% in U.S. dollars and 13% in local currencies in the second quarter of 2005 compared to 2004 ($389.2 in 2005 versus $336.4 in 2004) and 16% in U.S. dollars and 14% in local currencies in the first six months of 2005 compared to the same period in 2004 ($750.3 in 2005 versus $647.0 in 2004).  Sales increased in the Company’s major end markets including the military/aerospace, mobile communications, industrial, automotive, and computer/data communications markets. Sales increases occurred in all major geographic regions and resulted from acquisitions, the continuing development of new application specific solutions and value added products and increased worldwide presence with the leading companies in target markets. Sales of cable products increased 7% and 8%, respectively, in the second quarter and first six months of 2005 compared to the same periods in 2004 ($54.5 and $102.7 in 2005 versus $50.8 and $95.3 in 2004).  Such increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion.  Geographically, sales in the United States in the second quarter and first six months of 2005 increased 14% compared to the same periods in 2004 ($197.8 and $378.8 in 2005 versus $173.0 and $332.9 in 2004). International sales for the second quarter and first six months of 2005 increased approximately 15% and 16%, respectively, in U.S. dollars ($245.8 and $474.2 in 2005 versus $214.1 and $409.5 in 2004) and increased approximately 11% and 12%, respectively, in local currency compared to 2004.  Currency translation had the effect of increasing sales in the second quarter and first six months of 2005 by approximately $7.5 and $15.2 when compared to exchange rates for the same 2004 periods.

The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 33.5% and 33.3% for the second quarter and first six months of 2005 compared to 31.9% and 31.8% for the second quarter and first six months of 2004, respectively.  The increase in gross margin is generally attributable to an increase in margin of interconnect products and assemblies. The operating margin for interconnect products and assemblies increased approximately 1.6% in the second quarter and first six months of 2005, respectively, compared to the same periods in 2004.  The increase in operating margin is generally attributable to the effects of higher sales volume, product mix and cost reduction activities including a shift in headcount to lower cost labor areas. This increase was accompanied by an increase in operating margins for cable products of approximately 1.2% and 1.0% in the second quarter and first six months compared to the same periods in 2004 due primarily to price increases implemented in 2004 partially offset by the impact of higher material costs.

Selling, general and administrative expenses increased to $62.5 and $120.3, respectively, or 14.1% of net sales in the second quarter and first six months of 2005 compared to $54.3 and $105.6, respectively, or 14.0% and 14.2%, respectively, of net sales in the second quarter and first six months of 2004.  The increase in the second quarter and first six months of 2005 is attributable to increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development and increased administrative costs for insurance and pension expenses.

Other expense, net, for the second quarter of 2005 is comprised primarily of foreign currency transaction gains (losses) ($.5 in 2005 and ($.2) in 2004), reflecting the strength of the U.S dollar in 2005 compared to the same period in 2004, program fees on the sale of accounts receivable ($.9 in 2005 and $.4 in 2004), minority interests ($.7 in 2005 and $.9 in 2004), agency and commitment fees on the Company’s senior credit facility ($.3 in 2005 and $.2 in 2004), and gains and losses on the sale of assets ($.1 gain in 2005 and $.1 loss in 2004).

Other expense, net, for first six months of 2005 was comprised primarily of foreign currency transaction gains (losses) ($.4 in 2005 and ($.6) in 2004), reflecting strength of the U.S. dollar in 2005 compared to 2004, program fees on sale of accounts receivable ($1.7 in 2005 and $.7 in 2004), minority interests ($1.4 in 2005 and $1.7 in 2004), fees relating to secondary stock offerings ($0 in 2005 and $.2 in 2004), agency and commitment fees on the Company’s senior credit facility ($.6 in 2005 and $.4 in 2004), and gains on the sale of assets ($.1 gain in 2005 and 2004).

Interest expense for the second quarter and six months of 2005 was $5.8 and $11.2, respectively, compared to $5.7 and $11.4, respectively, for the same periods in 2004.  The increase for the second quarter of 2005 compared to the 2004 period is attributable to higher interest rates partially offset by lower average debt levels.  The decrease for the first six months of 2005 compared to the same 2004 period is attributable to lower average debt levels partially offset by higher interest rates.

The provision for income taxes for the 2005 and 2004 periods was at an effective rate of 34%.

Liquidity and Capital Resources

Cash provided by operating activities was $87.7 in the first six months of 2005 compared to $79.9 in the same 2004 period.  The increase in cash flow related primarily to an increase in net income partially offset by a net increase in non-cash components of working capital. The non-cash components of working capital increased $41.2 in the first six months of 2005 due primarily to a decrease of $17.8 in accrued liabilities resulting primarily from increased income tax payments, increases of $19.0 and $18.5, respectively, in accounts receivable and inventory due to higher levels of sales and an increase in other current assets of $3.8, partially offset by an increase in receivables sold under the Company’s accounts receivable securitization program of  $5.0 and an increase in accounts payable of $12.9 due to increased activity.  The non-cash components of working capital increased $22.3 in the first six months of 2004 due primarily to increases of $29.6 and $10.3, respectively, in accounts receivable and inventory due to higher levels of sales and a decrease in accrued interest of $.4 partially offset by increases of $12.8 and $10.4, respectively, in accrued liabilities and accounts payable due primarily to increased operating activity levels, a decrease in receivables sold under the Company’s accounts receivable securitization program of $5.8 and an increase in other current assets of $.5.

Accounts receivable increased $18.7 to $232.8, due primarily to increased sales volume and $16.4 from acquired companies partially offset by the translation impact resulting from a relatively stronger U.S. dollar at June 30, 2005 compared to December 31, 2004.  Sales of receivables under the Company’s accounts receivable securitization program increased $5.0 during the first six months of 2005.  Days sales outstanding, computed before sales of receivables, increased 1 day to 65 days.  Inventory increased $21.5 to $268.8 primarily due to the impact of higher sales volume and $10.8 from acquired companies partially offset by the translation impact resulting from a relatively stronger U.S. dollar at June 30, 2005 as compared to December 31, 2004.  Inventory turnover, excluding the impact of acquisitions, increased to 4.3x as compared to 4.2x at December 31, 2004.  Land and depreciable assets, net, increased $9.8 to $207.6, reflecting capital expenditures of $27.9 and $14.0 from acquired companies partially offset by depreciation expense of $23.2 and the translation impact resulting from a relatively stronger U.S. dollar at June 30, 2005 as compared to December 31, 2004.  Goodwill increased $95.0 to $640.4, as a result of acquisitions during the first six months of 2005.  Other accrued liabilities decreased $18.8 to $66.3 primarily due to higher tax payments and payments related to fringe benefits, partially offset by $5.6 from acquired companies.  Accounts payable increased $15.3 to $150.1 as a result of higher operating levels and $6.6 from acquired companies.  Dividends payable increased $2.7 as a result of the Company declaring its second quarterly dividend in June 2005.  Other long-term liabilities increased $18.7 to $32.0 primarily as a result of acquisitions including the minority interest liability and deferred purchase price obligations related to certain acquired businesses.

For the first six months of 2005, cash from operating activities of $87.7, borrowings of $26.0, proceeds from the exercise of stock options of $17.0 and a reduction in cash on hand of $4.7 were used to fund capital expenditures of $27.9, acquisitions of $100.2, treasury stock purchases of $4.7, and a dividend payment of $2.6.  For the first six months of 2004, cash from operating activities of $79.9, and proceeds from the exercise of stock options of $16.9 were used primarily to fund capital expenditures of $18.5, acquisitions of $1.9, treasury stock purchases of $16.2, a net debt reduction of $65.1 and a decrease in cash on hand of $4.9.

The Company’s bank agreement as of June 30, 2005 (the “Bank Agreement”) included a Term Loan, consisting of a Tranche A and B, and a $125.0 revolving credit facility.  At June 30, 2005, the Tranche A had a balance of $13.0 and the Tranche B had a balance of $398.0. Availability under the revolving credit facility at June 30, 2005 was $ 88.3, after a reduction of $ 25.2 outstanding under the revolving credit facility and $ 11.5 for outstanding letters of credit.  The Company’s interest rate on loans under the Bank Agreement was LIBOR plus 150 basis points.  In conjunction with entering into the Bank Agreement, the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250.0 and $50.0 of floating rate bank debt at 2.44% and 3.01%, respectively, expiring in May 2006 and June 2006, respectively.

On July 15, 2005, the Company completed a refinancing of its senior credit facility which includes a five-year $750 unsecured revolving credit facility (the “Credit Agreement”) which expires in July 2010 of which approximately $440 was drawn at closing. The net proceeds from the Credit Agreement were used to repay all amounts outstanding under the Company’s previous senior secured credit facility and for working capital purposes.  The Company’s interest rate on current loans under the Credit Agreement is LIBOR plus 60 basis points. The Credit Agreement requires that the Company satisfy certain financial covenants including the maintenance by the Company of a minimum net worth, as defined in the Credit Agreement, of $400, increased on a cumulative basis as of the end of each quarter, commencing with the quarter ended June 30, 2005 by an amount equal to 50% of the consolidated net income, for the quarter then ended plus an amount equal to 100% of the net cash proceeds from any equity issuances, as defined. Additional financial covenants include a minimum interest coverage ratio of at least 3.0x and a maximum leverage ratio of no greater than 3.5x, with a step-down to 3.25x beginning with the quarter ending March 31, 2007. The Credit Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50 for capital leases, $450 for general indebtedness, $200 for acquisition indebtedness and restricted payments, including dividends on the Company’s common stock and the repurchase of the Company’s common stock, in excess of 50% of cumulative consolidated net income plus $250. In conjunction with entering into the Credit Agreement the Company terminated the interest rate swap agreements related to the previous senior credit facility and the Company entered into new interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250 of floating rate bank debt at 4.24% through July 2008. In addition, the Company incurred one-time expenses for the early extinguishment of debt totaling approximately $2.5 (before tax benefit of $.8).  Such one-time expenses will be reported in the third quarter of 2005 and include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements. Availability under the Credit Agreement at July 15, 2005 was $298.5, after a reduction of $440 of outstanding borrowings under the Credit Agreement and $11.5 for outstanding letters of credit.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development and expansion activities (including acquisitions), repurchases of its common stock, payment of dividends and debt service requirements. The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Company’s revolving credit facility and the sale of receivables under the Company’s accounts receivable securitization agreement.  The Company expects that ongoing requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable.

In March 2004, the Company announced that its Board of Directors had authorized an open market stock repurchase program (the “Program”) of up to 2.0 million shares of the Company’s common stock during the period ending December 31, 2005. In October 2004, the Program was amended to increase the number of authorized shares to five million and to extend the expiration date until September 30, 2006. The timing and price of any purchases under the Program will depend on market conditions.  During the first six months of 2005, the Company purchased 127,000 shares of common stock for $4.7, or an average price of $37.16 per share.  At June 30, 2005, approximately 3.4 million shares remained available for purchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share. The Company paid its second quarterly dividend in the amount of $2.7 million, or $.03 per share, on July 6, 2005 to shareholders of record as of June 17, 2005. Cumulative dividends paid during 2005 were $5.4.

The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business (including acquisitions), payment of dividends, repurchases of its common stock and repayment of outstanding indebtedness.  Management believes that the Company’s working capital position, ability to generate strong cash flow from operations and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement includes certain covenants and provides for various events of termination. The agreement expires in May 2007.  At June 30, 2005, approximately $85.0 ($80.0 at December 31, 2004) of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

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

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements, which should be considered as subject to the many uncertainties that exist in the Company’s operations and business environment.  These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company’s 2004 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A  “Quantitative and Qualitative Disclosures About Market Risk” in its 2004 Annual Report on Form 10-K.  Relative to interest rate risk, as of July 20, 2005, the Company had interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250.0 of floating rate debt at 4.24%, expiring in July 2008.  At July 20, 2005, the Company’s average LIBOR rate was 3.97%.  A 10% change in the LIBOR interest rate at July 20, 2005 would have had the effect of increasing or decreasing interest expense by approximately $.6.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2005, although there can be no assurances that interest rates will not significantly change.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its  ”disclosure controls and procedures ” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                         Legal Proceedings

None

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005.  On October 20, 2004, the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006.  At June 30, 2005, approximately 3.4 million shares of Common Stock remained available for repurchase under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2005	127,000	$37.16	1,582,500	3,417,500

February 1, to February 28, 2005	—	—	—	—

March 1, to March 31, 2005	—	—	—	—

April 1, to April 30, 2005	—	—	—	—

May 1, to May 31, 2005	—	—	—	—

June 1, to June 30, 2005	—	—	—	—

Total	127,000	$37.16	1,582,500	3,417,500

Item 3.                         Defaults Upon Senior Securities

None

Item 4.                         Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on Wednesday, May 25, 2005.  The following matters were submitted to and approved by the stockholders at the annual meeting:

(i)      The election of two directors, Ronald P. Badie and Dean H. Secord for three-year terms expiring in the year 2008.  For Ronald P. Badie, the votes were cast as follows: For – 80,339,583, Withheld – 1,786,024.  For Dean H. Secord, the votes were cast as follows:  For – 80,230,444, Withheld – 1,895,163.

(ii)     Ratification of Deloitte & Touche LLP as independent registered public accountants of the Company.  The votes were cast as follows:  For – 80,628,661, Against – 1,471,808, Abstentions – 25,138.

Item 5.                         Other Information

None

Item 6.                         Exhibits

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
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

10.4	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.5	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.6	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*
10.7	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.8	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.9

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.10	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.11	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.12	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.13	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.14	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.15	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.16	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.17	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*

10.18	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.19	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 26, 1997 (filed as Exhibit 10.20 to the September 30, 1997 10-Q).*
10.20	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.21	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.22	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.23

Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*

10.24	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.25	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.26	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.27	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.28	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.29	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.30	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.31

Amendment No. 1 to the Credit Agreement dated as of December 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*

10.32	Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated as of May 19, 2004 (filed as Exhibit 10.6 to the June 30, 2004 10-Q).*
10.33	Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.7 to the June 30, 2004 10-Q).*
10.34	Seventh Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.8 to the June 30, 2004 10-Q).*
10.35	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.36	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.37	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.38	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.39	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.40	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.41	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*

10.42

Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003).*

10.43	2005 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.56 to the March 31, 2005 10-Q)*
10.44	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.45	2003 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2002 10-K).*
10.46	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K)*
10.47	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K)*
10.48	Form of 1997 Sale Participation Agreement (filed as Exhibit 10.52 to the December 31, 2004 10-K)*
10.49	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K)*
10.50	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K)*
10.51	Form of 2000 Sale Participation Agreement(filed as Exhibit 10.55 to the December 31, 2004 10-K)*
10.52

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent. (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

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

Date:  August 8, 2005