Form 10-Q
period 2005-09-30
AMPHENOL CORP /DE/
filed 2005-11-09
CIK 820313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10879

AMPHENOL CORPORATION

Delaware	22-2785165
(State of Incorporation)	(IRS Employer Identification No.)

358 Hall Avenue
Wallingford, Connecticut 06492
203-265-8900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 31, 2005, the total number of shares outstanding of Class A Common Stock was 88,877,855.

Amphenol Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and short-term cash investments	$38,061	$30,172
Accounts receivable, less allowance for doubtful accounts of $9,288 and $8,666, respectively	241,047	214,158
Inventories	270,544	247,303
Prepaid expenses and other assets	36,133	37,382
Total current assets	585,785	529,015
Land and depreciable assets, less accumulated depreciation of $347,532 and $349,255, respectively	209,988	197,753
Deferred debt issuance costs	1,871	6,451
Goodwill	643,825	545,411
Deferred taxes and other assets	31,471	28,081
	$1,472,940	$1,306,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$149,834	$134,856
Accrued interest	4,088	2,183
Accrued salaries, wages and employee benefits	37,707	38,535
Other accrued expenses	79,571	85,089
Dividend payable	2,714	—
Current portion of long-term debt	15,247	16,909

Total current liabilities	289,161	277,572

Long-term debt	425,675	432,144
Accrued pension and post employment benefit obligations	92,867	102,050
Other liabilities and other liabilities	31,437	13,341

Shareholders’ Equity:
Common stock	89	88
Additional paid-in deficit	(176,124)	(207,504)
Accumulated earnings	932,278	789,741
Accumulated other comprehensive loss	(68,096)	(55,078)
Treasury stock, at cost	(54,347)	(45,643)

Total shareholders’ equity	633,800	481,604
	$1,472,940	$1,306,711

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$446,995	$384,103	$1,300,032	$1,126,483

Costs and expenses:
Cost of sales, excluding depreciation and amortization	285,420	250,417	831,266	737,678
Depreciation and amortization expense	13,064	9,736	36,577	28,902
Selling, general and administrative expense	62,422	53,647	182,721	159,263

Operating income	86,089	70,303	249,468	200,640
Interest expense	(5,548)	(5,597)	(16,726)	(17,025)
Other expenses, net	(2,624)	(1,607)	(5,686)	(5,326)
Refinancing costs	(2,398)	—	(2,398)	—
Income before income taxes	75,519	63,099	224,658	178,289
Provision for income taxes	(23,430)	(21,453)	(74,137)	(60,618)

Net income	$52,089	$41,646	$150,521	$117,671

Net income per common share-Basic	$.59	$.47	$1.70	$1.34

Average common shares outstanding-Basic	88,775,405	87,961,000	88,387,769	88,037,522

Net income per common share-Diluted	$.57	$.47	$1.67	$1.31

Average common shares outstanding-Diluted	90,697,815	89,467,309	90,294,496	89,735,753

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2005	2004
Net income	$150,521	$117,671

Adjustments for cash from operations:
Depreciation and amortization	36,577	28,902
Amortization of deferred debt issuance costs	856	1,066
Non-cash expense related to write-off of deferred debt issue costs	5,666	—
Net change in non-cash components of working capital	(36,556)	10,223
Other long term assets and liabilities	(2,244)	(13,602)
Cash flow provided by operating activities	154,820	144,260

Cash flow from investing activities:
Capital additions, net	(41,335)	(29,240)
Investments in acquisitions	(104,779)	(30,703)

Cash flow used by investing activities	(146,114)	(59,943)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	403,722	(13,865)
Decrease in borrowings under bank agreement	(413,000)	(61,000)
Payment of fees and expenses related to refinancing	(1,942)	—
Proceeds from exercise of stock options including tax benefit	24,455	22,416
Purchase of treasury stock	(8,704)	(32,878)
Dividend payments	(5,348)	—

Cash flow used by financing activities	(817)	(85,327)

Net change in cash and short-term cash investments	7,889	(1,010)
Cash and short-term cash investments, balance beginning of period	30,172	23,533

Cash and short-term cash investments, balance end of period	$38,061	$22,523

Cash paid during the period for:
Interest	$13,938	$16,463
Income taxes, net of refunds	$62,196	$31,627

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, the related condensed consolidated statements of income for the three and nine months ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flow for the nine months ended September 30, 2005 and 2004 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”). The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

Note 2-Reclassifications

As discussed in the Company’s 2004 Annual Report on Form 10-K, certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.

Note 3-Inventories

Inventories consist of:

	September 30, 2005	December 31, 2004

Raw materials and supplies	$67,387	$55,697
Work in process	136,081	128,879
Finished goods	67,076	62,727
	$270,544	$247,303

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

The segment results for the three months ended September 30, 2005 and 2004 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2005	2004	2005	2004	2005	2004
Net sales
-external	$391,915	$333,468	$55,080	$50,635	$446,995	$384,103
-inter-segment	917	674	3,366	3,803	4,283	4,477
Segment operating income	85,279	68,157	6,438	6,801	91,717	74,958

The segment results for the nine months ended September 30, 2005 and 2004 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2005	2004	2005	2004	2005	2004
Net sales
-external	$1,142,233	$980,503	$157,799	$145,980	$1,300,032	$1,126,483
-inter-segment	2,009	1,654	11,487	11,424	13,496	13,078
Segment operating income	246,397	197,040	19,657	18,139	266,054	215,179

Reconciliation of segment operating income to consolidated income before taxes for the third quarter and the nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Segment operating income	$91,717	$74,958	$266,054	$215,179
Interest expense	(5,548)	(5,597)	(16,726)	(17,025)
Other expenses, net	(8,252)	(6,262)	(22,272)	(19,865)
Refinancing costs	(2,398)	—	(2,398)	—

Consolidated income before income taxes	$75,519	$63,099	$224,658	$178,289

Note 5-Comprehensive Income

Total comprehensive income for the nine months ended September 30, 2005 and 2004 is summarized as follows:

	2005	2004

Net income	$150,521	$117,671
Translation adjustments	(12,269)	(51)
Revaluation of interest rate derivatives	(524)	959
Additional minimum pension liability	(225)	—

Total comprehensive income	$137,503	$118,579

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

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with and into Honeywell International Inc. (“Honeywell”) in December 1999). Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites.  Amphenol Corporation and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial position or results of operations.  Substantially all of the environmental cleanup matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement.

Note 7-New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“FAS”) 123R “Share-Based Payment”.  FAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. FAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions).  In April 2005, the effective date of this statement was deferred and is now effective as of the beginning of the first fiscal year beginning after June 15, 2005.  The Company expects to adopt FAS 123R on January 1, 2006 using the modified prospective method.  The impact of adoption of FAS 123R cannot be predicted at this time because it will depend in part on the level of share-based payments granted in the future.  However, had the Company adopted FAS 123R during 2005, the impact of that standard would have approximated the impact of FAS 123 as described in Note 8.

Note 8-Shareholders’ Equity

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.  Accordingly, no compensation cost has been recognized for stock options.  Had compensation cost for stock options been determined based on the fair value of the stock option at date of grant consistent with the provisions of FAS No. 123, “Accounting for Stock-Based

Compensation,” the Company’s net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

		Three months ended September 30,		Nine months ended September 30,
		2005	2004	2005	2004

Net income		$52,089	$41,646	$150,521	$117,671
Less:	Total stock-based compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(1,330)	(1,245)	(3,606)	(3,414)
Pro forma net income		$50,759	$40,401	$146,915	$114,257
Earnings Per Share:
	Basic-as reported	.59	.47	1.70	1.34
	Basic-pro forma	.57	.46	1.66	1.30

	Diluted-as reported	.57	.47	1.67	1.31
	Diluted-pro forma	.56	.45	1.63	1.27

On January 21, 2004, the Company announced a two-for-one stock split that was effective for shareholders of record as of March 17, 2004.  The additional shares were distributed on March 29, 2004.  The information included herein reflects the effect of such stock split.

On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005.  On October 20, 2004, the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006.  At September 30, 2005, approximately 3.3 million shares of common stock remained available for repurchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share. The Company paid its third quarterly dividend in the amount of $2,714 or $.03 per share on October 5, 2005 to shareholders of record as of September 14, 2005. Cumulative dividends paid during 2005, including the October 5, 2005 payment, were $8,109.

Note 9-Benefit Plans

The Company and its domestic subsidiaries have a defined benefit pension plan covering the majority of U.S. employees.  Plan benefits are generally based on years of service and compensation and are generally noncontributory.  Certain foreign subsidiaries have defined benefit plans covering their employees.  Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans.  The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs.  The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three and nine months ended September 30, 2005 and 2004:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three months ended September 30,				Nine months ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$2,045	$1,760	$29	$21	$6,186	$5,276	$87	$63
Interest cost	4,541	4,399	196	194	13,713	13,195	591	582
Expected return on plan assets	(5,307)	(5,033)	—	—	(15,951)	(15,094)	—	—
Amortization of transition obligation	(18)	—	16	16	(53)	—	48	48
Amortization of prior service cost	397	—	—	—	1,191	—	—	—
Amortization of net actuarial losses	1,699	1,382	269	225	5,115	4,146	810	675
Net benefits cost	$3,357	$2,508	$510	$456	$10,201	$7,523	$1,536	$1,368

Based on actuarial calculations, the Company made a voluntary cash contribution to the U.S. pension plan of $10,000 in September 2005.

Note 10 – Long-Term Debt

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility that includes a five-year $750,000 unsecured revolving credit facility (the “Credit Agreement”) that expires in July 2010 of which approximately $440,000 was drawn at closing. The net proceeds from the Credit Agreement were used to repay all amounts outstanding under the Company’s previous senior secured credit facility and for working capital purposes.  The Company’s interest rate on current loans under the Credit Agreement is LIBOR plus 60 basis points. The Credit Agreement requires that the Company satisfy certain financial covenants including the maintenance by the Company of a minimum net worth, as defined in the Credit Agreement, of $400,000, increased on a cumulative basis as of the end of each quarter, commencing with the quarter ended June 30, 2005 by an amount equal to 50% of the consolidated net income, for the quarter then ended plus an amount equal to 100% of the net cash proceeds from any equity issuances, as defined, or approximately $472,480 at September 30, 2005. Additional financial covenants include a minimum interest coverage ratio of at least 3.0x and a maximum leverage ratio of no greater than 3.5x, with a step-down to 3.25x beginning with the quarter ending March 31, 2007. At September 30, 2005, such ratios as defined in the Credit Agreement, were 14.52x and 1.38x, respectively. The Credit Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50,000 for capital leases, $450,000 for general indebtedness, $200,000 for acquisition indebtedness of which approximately $9,648, $0 and $0, respectively, were outstanding at September 30, 2005 and limitations on restricted payments including restrictions on dividends of the Company’s common stock and the repurchase of the Company’s common stock, in excess of 50% of cumulative consolidated net income plus $250,000, or approximately $273,363 at September 30, 2005. In conjunction with entering into the Credit Agreement the Company terminated the interest rate swap agreements related to the previous senior secured credit facility and the Company entered into new interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250,000 of floating rate bank debt at 4.24% through July 2008. In addition, the Company incurred one-time expenses for the early extinguishment of debt totaling $2,398 or $.02 per share after tax.  Availability under the revolving credit facility at September 30, 2005 was $337,238, after a reduction of $401,300 outstanding under the revolving credit facility and $11,462 for outstanding letters of credit.

Note 11 – Income Taxes

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Under Internal Revenue Code Section 965, the Act creates a temporary incentive for U.S. corporations to repatriate income earned abroad by providing an 85% dividends received deduction for certain dividends. The Company has decided to apply the provisions of the Act to a portion of its qualifying 2005 repatriations of current and prior year earnings. To date, the range of possible amounts of earnings that the Company is considering for repatriation under the provision is between $48,254 and $57,954.  The related potential range of income tax is between $5,288 and $5,646.

The Act also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010 and a two-year phase-out of the existing extra-territorial income exclusion (“ETI “) for foreign sales that was viewed to be inconsistent with trade protocols by the European Union.  FASB Staff Position 109-1 “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” was provided by the FASB to offer guidance on accounting and disclosure requirements for the Act.  The Company does not believe that these provisions will have a material impact on its effective tax rate.

In the third quarter of 2005, the Company adjusted its effective tax rate from 34% to 33% to reflect the one-time net benefit of lower United States taxes on the repatriation of current and prior year foreign earnings. This lowered tax expense in the third quarter by approximately $2,247 or $.02 per share. The provision for income taxes for the third quarter and first nine months of 2005 and 2004 periods were at effective rates of 31% and 33% in 2005 and 34% for both periods in 2004, respectively. Excluding the one-time effect on the tax rate for the repatriation of earnings, the Company’s effective tax rate would have remained at 34%.

Note 12 – Subsequent Event

On October 10, 2005, the Company announced that it has reached an agreement to acquire the Connection Systems division of Teradyne, Inc. (NYSE-TER) for approximately $390,000 in cash (subject to a post closing working capital adjustment).  The sale is subject to regulatory approval and customary closing conditions and is expected to close in the fourth quarter of 2005.  The Company plans to finance the acquisition through an increase in its revolving credit facility. The Company will account for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards No. (“FAS”) 141, “Business Combinations”, and accordingly, the excess purchase price over the fair market value of the underlying net assets acquired will be allocated to goodwill after considering any post-closing adjustments that may occur.

Teradyne Connection Systems (“TCS”), headquartered in Nashua, New Hampshire, is a leading supplier of high-speed, high-density, printed circuit board interconnects products.  TCS has annual sales of approximately $380,000 and sells its products primarily to the data communications, storage and server markets, wireless infrastructure markets and industrial markets. TCS has facilities in North America, Europe and Asia and employs approximately 2,250 people worldwide.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Item 2.    Results of Operations

Quarter and nine months ended September 30, 2005 compared to the quarter and nine months ended September 30, 2004

Net sales increased approximately 16% and 15% to $447.0 and $1,300.0 in the third quarter and first nine months of 2005, respectively, compared to sales of $384.1 and $1,126.5, respectively, for the same periods in 2004. Excluding the impact of acquisitions completed subsequent to the third quarter of 2004, sales increased approximately 7% in both the third quarter and nine months of 2005 over the comparable periods in 2004.  Sales of interconnect products and assemblies increased 18% in U.S. dollars and 17% in local currencies in the third quarter of 2005 compared to 2004 ($391.9 in 2005 versus $333.5 in 2004) and 16% in U.S. dollars and 15% in local currencies in the first nine months of 2005 compared to the same period in 2004 ($1,142.2 in 2005 versus $980.5 in 2004).  Sales increased in the Company’s major end markets including the military/aerospace, mobile communications, industrial, automotive, and computer/data communications markets. Sales increases occurred in all major geographic regions and resulted from acquisitions, the continuing development of new application specific solutions and value added products and increased worldwide presence with the leading companies in target markets. Sales of cable products increased 9% and 8%, respectively, in the third quarter and first nine months of 2005 compared to the same periods in 2004 ($55.1 and $157.8 in 2005 versus $50.6 and $146.0 in 2004).  Such increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion.  Geographically, sales in the United States in the third quarter and first nine months of 2005 increased 13% and 14%, respectively, compared to the same periods in 2004 ($199.2 and $578.0 in 2005 versus $175.6 and $508.5 in 2004). International sales for the third quarter and first nine months of 2005 increased approximately 19% and 17%, respectively, in U.S. dollars ($247.8 and $722.1 in 2005 versus $208.5 and $618.0 in 2004) and increased approximately 18% and 14%, respectively, in local currency compared to 2004.  Currency translation had the effect of increasing sales in the third quarter and first nine months of 2005 by approximately $2.2 and $17.4 when compared to exchange rates for the same 2004 periods.

The gross profit margin as a percentage of net sales (including depreciation in cost of sales) was 33% for the third quarter and first nine months of 2005 compared to 33% and 32% for the third quarter and first nine months of 2004, respectively.  Gross margin in the quarter was impacted by an increase in interconnect margins offset by a decline in cable margins.  The increase in gross margin in the nine month period is generally attributable to an increase in margin for interconnect products and assemblies and stable cable margins. The operating margin for interconnect products and assemblies increased approximately 1.4% and 1.5%, respectively, in the third quarter and first nine months of 2005, respectively, compared to the same periods in 2004.  The increase in interconnect operating margin is generally attributable to the effects of higher sales volume, product mix and cost reduction activities including a shift in headcount to lower cost labor areas partially offset by the impact of higher material costs in 2005. The increase in interconnect margin was offset, in the quarter,  by a decrease in operating margin for cable products of approximately 1.7% compared to the same periods in 2004. The decline in margin for cable products in the quarter is due primarily to the impact of higher material and freight costs in 2005 offset in part by price increases implemented in 2004.

Selling, general and administrative expenses increased to $62.4 and $182.7, respectively, or 14% of net sales in the third quarter and first nine months of 2005 compared to $53.6 and $159.3, respectively, or 14% of net sales in the third quarter and first nine months of 2004.  The increase in expense in the third quarter and first nine months of 2005 is attributable to increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development and increased administrative costs for insurance and pension expenses.

Other expense, net, for the third quarter of 2005 and 2004 was $2.6 and $1.6, respectively, and was comprised primarily of program fees on the sale of accounts receivable ($1.0 in 2005 and $.8 in 2004), minority interests ($1.3 in 2005 and $.7 in 2004) and agency and commitment fees on the Company’s senior credit facility ($.5 in 2005 and $.3 in 2004).

Other expense, net, for first nine months of 2005 and 2004 was $5.7 and $5.3, respectively, and was comprised primarily of foreign currency transaction (gains) losses ($(.4) gain in 2005 and $.8 in 2004), reflecting strength of the U.S. dollar in 2005 compared to 2004, program fees on sale of accounts receivable ($2.7 in 2005 and $1.5 in 2004), minority interests ($2.7 in 2005 and $2.4 in 2004), fees relating to secondary stock offerings (nil in 2005 and $.2 in 2004), agency and commitment fees on the Company’s senior credit facility ($1.0 in 2005 and $.7 in 2004), interest income ($(.2) gain in both 2005 and 2004) and gains on the sale of assets ($(.1) gain in 2005 and 2004).

Interest expense for the third quarter and nine months of 2005 was $5.5 and $16.7, respectively, compared to $5.6 and $17.0, respectively, for the same periods in 2004.  The decrease for the third quarter and first nine months of 2005 compared to the 2004 period is attributable to lower average debt levels partially offset by higher interest rates.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Under Internal Revenue Code Section 965, the Act creates a temporary incentive for U.S. corporations to repatriate income earned abroad by providing an 85% dividends received deduction for certain dividends. The Company has decided to apply the provisions of the Act to a portion of its qualifying 2005 repatriations of current and prior year earnings. To date, the range of possible amounts of earnings that the Company is considering for repatriation under the provision is between $48.3 million and $58.0 million. The related potential range of income tax is between $5.3 million and $5.6 million.  The Act also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010 and a two-year phase-out of the existing extra-territorial income exclusion (“ETI “) for foreign sales that was viewed to be inconsistent with trade protocols by the European Union.  FASB Staff Position 109-1 “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” was provided by the FASB to offer guidance on accounting and disclosure requirements for the Act.  The Company does not believe that these provisions will have a material impact on its effective tax rate. In the third quarter of 2005, the Company adjusted its effective tax rate from 34% to 33% to reflect the one-time net benefit of lower United States taxes on the repatriation of current and prior year foreign earnings. This lowered tax expense in the third quarter by approximately $2.2 million or $.02 per share. The provision for income taxes for the third quarter and first nine months of 2005 and 2004 periods were at effective rates of 31% and 33% in 2005 and 34% for both periods in 2004, respectively. Excluding the one-time effect on the tax rate for the repatriation of earnings, the Company’s effective tax rate would have remained at 34%.

Liquidity and Capital Resources

Cash provided by operating activities was $154.8 in the first nine months of 2005 compared to $144.3 in the same 2004 period.  The increase in cash flow related primarily to an increase in net income partially offset by a larger increase, in the 2005 period, in the non-cash components of working capital. The non-cash components of working capital increased $36.6 in the first nine months of 2005 due primarily to a decrease of

$5.0 in accrued liabilities resulting primarily from increased income tax payments, increases of $29.5 and $20.4, respectively, in accounts receivable and inventory due to higher levels of sales and an increase in other current assets of $1.9, partially offset by an increase in receivables sold under the Company’s accounts receivable securitization program of  $5.0, an increase in accounts payable of $13.2 due to increased activity and an increase in accrued interest expense of $2.0.  The non-cash components of working capital decreased $10.2 in the first nine months of 2004 due primarily to by increases of $34.6 in accrued liabilities relating to an increase in liabilities for income taxes and acquisitions, an increase of $11.2 in the net change in receivables sold and an increase of $4.3 in accounts payable due primarily to increased operating activity levels partially offset by increases of $28.3 and $8.0, respectively, in accounts receivable and inventory due to higher levels of sales, an increase in other current assets of $3.2 and a decrease in accrued interest of $.4.

Accounts receivable increased $26.9 to $241.0, due primarily to increased sales volume and $14.8 from acquired companies partially offset by the translation impact resulting from a relatively stronger U.S. dollar at September 30, 2005 compared to December 31, 2004.  Sales of receivables under the Company’s accounts receivable securitization program increased $5.0 during the first nine months of 2005.  Days sales outstanding, computed before sales of receivables, increased 2 days to 66 days.  Inventory increased $23.2 to $270.5 primarily due to the impact of higher sales volume and $11.3 from acquired companies partially offset by the translation impact resulting from a relatively stronger U.S. dollar at September 30, 2005 as compared to December 31, 2004.  Inventory turnover, excluding the impact of acquisitions, remained flat at 4.2x as compared to December 31, 2004.  Land and depreciable assets, net, increased $12.2 to $210.0, reflecting capital expenditures of $42.4 and $14.8 from acquired companies partially offset by depreciation expense of $36.1 and the translation impact resulting from a relatively stronger U.S. dollar at September 30, 2005 as compared to December 31, 2004.  Goodwill increased $98.4 to $643.8, as a result of acquisitions during the first nine months of 2005.  Other accrued liabilities decreased $5.5 to $79.6 primarily due to payments relating to income taxes and severance, partially offset by $7.0 from acquired companies.  Accounts payable increased $15.0 to $149.8 as a result of higher operating levels and $6.5 from acquired companies.  Dividends payable increased $2.7 as a result of the Company declaring its third quarterly dividend in September 2005.  Other long-term liabilities increased $18.1 to $31.4 primarily as a result of acquisitions including the minority interest liability and deferred purchase price obligations related to certain acquired businesses.  Accrued pension and post employment benefit liabilities decreased $9.2 primarily as a result of a $10.0 contribution made to the Company’s pension plan in September 2005.

For the first nine months of 2005, cash from operating activities of $154.8 and proceeds from the exercise of stock options of $24.5 were used to fund capital expenditures of $41.3, acquisitions of $104.8, treasury stock purchases of $8.7, dividend payments of $5.4, a net debt reduction of $9.3, payment of fees and expenses related to refinancing of $1.9 and an increase in cash on hand by $7.9.  For the first nine months of 2004, cash from operating activities of $144.3, proceeds from the exercise of stock options of $22.4 and cash on hand of $1.0 were used primarily to fund capital expenditures of $29.2, acquisitions of $30.7, treasury stock purchases of $32.9 and a net debt reduction of $74.9.

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility that includes a five-year $750 unsecured revolving credit facility (the “Credit Agreement”) that expires in July 2010 of which approximately $440 was drawn at closing. The net proceeds from the Credit Agreement were used to repay all amounts outstanding under the Company’s previous senior secured credit facility and for working capital purposes.  The Company’s interest rate on current loans under the Credit Agreement is LIBOR plus 60 basis points. The Credit Agreement requires that the Company satisfy certain financial covenants including the maintenance by the Company of a minimum net worth, as defined in the Credit Agreement, of $400, increased on a cumulative basis as of the end of each quarter, commencing with the quarter ended June 30, 2005 by an amount equal to 50% of the consolidated net income, for the quarter then ended plus an amount equal to 100% of the net cash proceeds from any equity issuances, as defined, or approximately $472.5 at September 30,

2005. Additional financial covenants include a minimum interest coverage ratio of at least 3.0x and a maximum leverage ratio of no greater than 3.5x, with a step-down to 3.25x beginning with the quarter ending March 31, 2007. At September 30, 2005, such ratios as defined in the Credit Agreement, were 14.52x and 1.38x, respectively. The Credit Agreement also includes limitations with respect to, among other things, indebtedness in excess of $50 for capital leases, $450 for general indebtedness, $200 for acquisition indebtedness of which approximately $9.6, $0 and $0, respectively, were outstanding at September 30, 2005 and limitations on restricted payments including restrictions on dividends of the Company’s common stock and the repurchase of the Company’s common stock, in excess of 50% of cumulative consolidated net income plus $250, or approximately $273.4 at September 30, 2005. In conjunction with entering into the Credit Agreement the Company terminated the interest rate swap agreements related to the previous senior secured credit facility and the Company entered into new interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250 of floating rate bank debt at 4.24% through July 2008. In addition, the Company incurred one-time expenses for the early extinguishment of debt totaling approximately $2.4 or $.02 per share after tax.  Availability under the revolving credit facility at September 30, 2005 was $337.2, after a reduction of $401.3 outstanding under the revolving credit facility and $11.5 for outstanding letters of credit.

On October 10, 2005, the Company announced that it has reached an agreement to acquire the Connection Systems division of Teradyne, Inc. (NYSE-TER) for approximately $390 in cash (subject to a post closing working capital adjustment).  The sale is subject to regulatory approval and customary closing conditions and is expected to close in the fourth quarter.  The Company plans to finance the acquisition through an increase in its revolving credit facility. The Company will account for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations”, and accordingly, the excess purchase price over the fair market value of the underlying net assets acquired will be allocated to goodwill after considering any post-closing adjustments that may occur. Teradyne Connection Systems (“TCS”), headquartered in Nashua, New Hampshire, is a leading supplier of high-speed, high-density, printed circuit board interconnects products.  TCS has annual sales of approximately $380 and sells its products primarily to the data communications, storage and server markets, wireless infrastructure markets and industrial markets. TCS has facilities in North America, Europe and Asia and employs approximately 2,250 people worldwide.

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

In March 2004, the Company announced that its Board of Directors had authorized an open market stock repurchase program (the “Program”) of up to two million shares of the Company’s common stock during the period ending December 31, 2005. In October 2004, the Program was amended to increase the number of authorized shares to five million and to extend the expiration date until September 30, 2006. The timing and price of any purchases under the Program will depend on market conditions.  During the first nine months of 2005, the Company purchased 217,600 shares of common stock for $8.7, or an average price of $39.96 per share.  At September 30, 2005, approximately 3.3 million shares remained available for purchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share. The Company paid its third quarterly dividend in the amount of $2.7 or $.03 per share on October 5, 2005 to shareholders of record as of September 14, 2005. Cumulative dividends paid during 2005, including the October 5, 2005 payment, were $8.1.

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

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement includes certain covenants and provides for various events of termination. The agreement expires in May 2007.  At September 30, 2005, approximately $85.0 ($80.0 at December 31, 2004) of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

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

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with and into Honeywell in December 1999). Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites.  Amphenol Corporation and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on the Honeywell Agreement entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial position or results of operations.  Substantially all of the environmental cleanup matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement.

Stock Split

On January 21, 2004, the Company announced a two-for-one stock split that was effective for stockholders of record as of March 17, 2004.  The additional shares were distributed on March 29, 2004.  The information herein reflects the effect of such stock split.

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements, which should be considered subject to the many uncertainties that exist in the Company’s operations and business environment.  These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company’s 2004 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A  “Quantitative and Qualitative Disclosures About Market Risk” in its 2004 Annual Report on Form 10-K.  Relative to interest rate risk, as of September 30, 2005, the Company had interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250.0 of floating rate debt at 4.24%, expiring in July 2008.  At September 30, 2005, the Company’s average LIBOR rate was 4.01%.  A 10% change in the LIBOR interest rate at September 30, 2005 would have had the effect of increasing or decreasing interest expense by approximately $.5.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2005, although there can be no assurances that interest rates will not significantly change.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its  ”disclosure controls and procedures ” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005.  On October 20, 2004, the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006.  At September 30, 2005, approximately 3.3 million shares of Common Stock remained available for repurchase under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2005	127,000	$37.16	1,582,500	3,417,500
February 1, to February 28, 2005	—	—	—	—
March 1, to March 31, 2005	—	—	—	—
April 1, to April 30, 2005	—	—	—	—
May 1, to May 31, 2005	—	—	—	—
June 1, to June 30, 2005	—	—	—	—
July 1, to July 31, 2005	—	—	—	—
August 1, to August 31, 2005	90,600	$43.90	1,673,100	3,326,900
September 1, to September 30, 2005	—	—	—	—
Total	217,600	$39.96	1,673,100	3,326,900

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

10.10	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.11	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K)*
10.12	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K)*
10.13	Form of 1997 Sale Participation Agreement (filed as Exhibit 10.52 to the December 31, 2004 10-K)*
10.14	Management Agreement between the Company and Dr. Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.15	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.16	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.17	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.18	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.19	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.20	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*

10.21	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.22	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.23	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.24	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.25	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.26	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.27	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K)*
10.28	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K)*
10.29	Form of 2000 Sale Participation Agreement(filed as Exhibit 10.55 to the December 31, 2004 10-K)*
10.30	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.31	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.32	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.33	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.34	LPL Technologies Inc. and Affiliated Companies Employee Savings/401(k) Plan, dated and adopted January 23, 1990 (filed as Exhibit 10.19 to the 1991 Registration Statement).*
10.35	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.36	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.37	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.38	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.39	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.40	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.41	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.42	2003 Amphenol Incentive Plan (filed as Exhibit 10.6 to the December 31, 2002 10-K).*
10.43	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.44	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.45	2005 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.56 to the March 31, 2005 10-Q)*

10.46

Credit Agreement dated as of May 19, 1997 among the Company, Amphenol Holding UK, Limited, Amphenol Commercial and Industrial UK, Limited, the Lenders listed therein, The Chase Manhattan Bank, as Syndication Agent, the Bank of New York, as Documentation Agent and Bankers Trust Company, as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to the June 30, 1997 10-Q).*

10.47

Amendment No. 1 to the Credit Agreement dated as of December 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*

10.48

Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003).*

10.49

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.50

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.51	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.52

Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*

10.53	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*      Incorporated herein by reference as stated.

**   Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ DIANA G. REARDON
Diana G. Reardon
Authorized Signatory
and Principal Financial Officer

Date:  November 8, 2005