Form 10-K
period 2005-12-31
AMPHENOL CORP /DE/
filed 2006-03-16
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (check one):

Large accelerated filer  ☒, Accelerated filer  ☐, Non-accelerated filer  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐ No  ☒.

The aggregate market value of Amphenol Corporation common stock, $.001 par value, held by non-affiliates was approximately $3,557 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2005.

As of December 31, 2005, the total number of shares outstanding of registrant’s common stock was 90,967,283.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

INDEX

PART I
	Item 1.	Business
General
Business Segments
International Operations
Customers
Manufacturing
Research and Development
Trademarks and Patents
Competition
Backlog
Employees
Other
Cautionary Statements for Purposes of Forward Looking Information
	Item 1A.	Risk Factors
	Item 1B.	Unresolved Staff Comments
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders
PART II
	Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income
Consolidated Statements of Cash Flow
Notes to Consolidated Financial Statements
	Item 9.	Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
	Item 9A.	Controls and Procedures
Management Report on Internal Control
	Item 9B.	Other Information
PART III
	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13.	Certain Relationships and Related Transactions
	Item 14.	Principal Accountant Fees and Services
PART IV
	Item 15.	Exhibits and Financial Statement Schedules
Signature of the Registrant
Signatures of the Directors
Exhibit Index

PART I

Item 1. Business

General

Amphenol Corporation (“Amphenol” or the “Company”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and flat-ribbon cable. The Company was incorporated in 1987. Certain predecessor businesses, which now constitute part of the Company, have been in business since 1932. The primary end markets for the Company’s products are:

•                  communications systems and information technology applications;

•                  a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation and natural resource exploration, and automotive applications; and

•                  commercial aerospace and military applications.

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2005, the Company reported net sales, operating income and net income of $1,808.1 million, $343.3 million and $206.3 million, respectively. The table below summarizes information regarding the Company’s primary markets and end applications for the Company’s products:

	Communications	Industrial/Automotive	Commercial aerospace and Military

Percentage of Sales	51%	25%	24%

Primary End Applications

Wireless Communication Systems

•wireless handsets and personal communication devices

•wireless infrastructure equipment

•base stations

•cell sites

Broadband Networks

•cable television networks

•set top converters

•highspeed data kits

•cable modems

		Factory automation Instrumentation Automobile safety systems and other on board electronics Mass transportation Oil exploration Off-road construction Medical equipment Satellite radio systems

Military and Commercial

Aircraft

•avionics

•engine controls

•flight controls

•passenger related systems

Missile systems

Battlefield communications

Satellite and space Programs

Radar systems

Military vehicles

	Telecommunications and Data Communications •servers and storage systems •computers, personal computers and related peripherals •data networking equipment •routers, switches		Ordinance

The Company designs and manufactures connectors and interconnect systems which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is one of the largest connector manufacturers in the world. The Company has developed a broad range of connector and interconnect products for communications equipment applications including the converging voice, video and data communications markets. The Company is a leader in developing interconnect products for factory automation, machine tools, instrumentation and medical systems, mass transportation applications and automotive applications, including airbags, pretensioner seatbelts and other on board automotive electronics. In addition, the Company is the leading supplier of high performance interconnect systems that require superior performance and reliability under conditions of stress and in hostile environments. These conditions are frequently encountered in military, commercial aircraft applications and other demanding industrial applications.

The Company is a global manufacturer employing advanced manufacturing processes. The Company manufactures and assembles its products at facilities in the Americas, Europe, Africa and Asia. The Company sells its products through its own global sales force and independent manufacturers’ representatives to thousands of OEMs in approximately 60 countries throughout the world as well as through a global network of electronics distributors. The Company also sells certain products to electronic manufacturing services (EMS) and original design manufacturing (ODM) companies, and to cable television operators. For the year 2005, approximately 48% of the Company’s net sales were in North America, 25% were in Europe and 27% were in Asia and other countries.

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

Industry analysts estimate that the worldwide sales of interconnect products were approximately $37 billion in 2005 and will grow approximately 5.3% in 2006. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 51% in 2005.

The Company’s acquisition strategy is focused on the consolidation of this highly fragmented industry. The Company targets acquisitions on a global basis in high growth segments that have complementary capabilities to the Company from a product, customer or geographic standpoint. The Company looks to add value to those smaller companies through its global capabilities and expects acquisitions to be accretive to performance in the first year. In 2005, the Company spent approximately $513 million on acquisitions. This included a number of small acquisitions in target markets, including the military, wireless communications, data communications and industrial markets, that broadened and enhanced its product offering in these areas. In addition, in December 2005 the Company purchased the backplane and connection systems business (TCS) of Teredyne Corporation, Inc. for approximately $385 million. TCS had sales of approximately $373 million in 2005 and, the Company believes, is the leader in high speed, high density, printed circuit board interconnect products. TCS sells its products primarily to the data communications, storage and server markets and the wireless infrastructure markets. The TCS acquisition is entirely complementary to Amphenol from a product standpoint and allows the Company to offer a complete and integrated interconnect solution for customers in the communications markets, significantly enhancing the Company’s position.

Business Segments

The following table sets forth the dollar amounts of the Company’s net trade sales for its business segments. For a discussion of factors affecting changes in sales by business segment and additional segment financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 in the Company’s “Notes to Consolidated Financial Statements.”

	2005	2004	2003
	(dollars in thousands)
Net trade sales by business segment:
Interconnect products and assemblies	$1,592,439	$1,333,838	$1,071,968
Cable products	215,708	196,608	167,536

	$1,808,147	$1,530,446	$1,239,504

Net trade sales by geographic area (1):
United States	$802,351	$674,302	$555,918
International	1,005,796	856,144	683,586

	$1,808,147	$1,530,446	$1,239,504

(1)                                  Based on customer location to which product is shipped.

Interconnect Products and Assemblies. The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial aerospace and military systems, automotive and mass transportation applications, and industrial and factory automation equipment. Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission. Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment. The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: engineered cable assemblies used in base stations for wireless communication systems and internet networking equipment; smart card acceptor devices used in mobile GSM telephones, cable modems and other applications to facilitate reading data from smart cards; fiber optic connectors used in fiber optic signal transmission; backplane and input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; sculptured flexible circuits used for integrating printed circuit boards in communication applications and hinge products used in mobile phone and other mobile communication devices. The Company also designs and produces a broad range of radio frequency connector products and antennas used in telecommunications, computer and office equipment, instrumentation equipment, local area networks and automotive electronics. The Company’s radio frequency interconnect products and assemblies are also used in base stations, mobile communication devices and other components of cellular and personal communications networks.

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

Cable Products. The Company designs, manufactures and markets coaxial cable primarily for use in the cable television industry. The Company’s Times Fiber subsidiary is the world’s second largest producer of coaxial cable for the cable television market. The Company believes that its Times Fiber unit is one of the lowest cost producers of coaxial cable for cable television. The Company’s coaxial cable and connector products are used in cable television systems including full service cable television/telecommunication systems being installed by cable operators and telecommunication companies offering video, voice and data services. The Company is also a major supplier of coaxial cable to the developing international cable television market. The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum tubular shield, and flexible, which has one or more braided metallic shields. Semi-flexible coaxial cable is used in the trunk and feeder distribution portion of cable television systems, and flexible cable (also known as drop cable) is used primarily for hookups from the feeder cable to the cable television subscriber’s residence. Flexible cable is also used in other communication applications. The Company has also developed a broad line of radio frequency and fiber optic interconnect components for full service cable television/ telecommunication networks.

The rapid development in fiber optic technologies, digital compression (which allows multiple channels to be transmitted within the same bandwidth that a single analog channel requires) and other communication technologies, including the Company’s development of higher capacity coaxial cable, have resulted in technologies that enable cable television systems to provide channel capacity in excess of 500 channels. Such expanded channel capacity, along with other component additions, permit cable operators to offer full service networks with a variety of capabilities including video-on-demand, pay-per-view special events, home shopping networks, interactive entertainment and education services, telephone services and high-speed Internet access. With respect to expanded channel capacity systems, cable operators have generally adopted, and the Company believes that for the foreseeable future will continue to adopt, network infrastructure using both fiber optic cable and coaxial cable. Such systems combine the advantages of fiber optic cable in transmitting clear signals over a long distance, with the advantages of coaxial cable in ease of installation, low cost and compatibility with the receiving components of the customer’s communication devices. The Company believes that while system operators are likely to increase their use of fiber optic cable for the trunk and feeder portions of the cable systems, there will be an ongoing need for high capacity coaxial cable for the local distribution and street-to-the-home portions of the cable system. In addition, U.S. cable system designs are increasingly being employed in international markets where cable television penetration is generally lower than in the U.S. The Company believes the development of full service cable television systems for the converging technologies of voice, video and data communications presents an opportunity to increase sales of its coaxial cable and related products.

The Company is also a leading producer of specialty cables including flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat. Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations. The product is used in computer and office equipment applications as well as in a variety of telecommunication applications.

International Operations

The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 56% of the Company’s sales for the year ended December 31, 2005 were outside the United States. Approximately 42% of such international sales were in Asia. The Company has manufacturing and assembly facilities in China, Taiwan, Korea, India, Japan and Malaysia. The balance of the Company’s international activities are located in Europe, Canada, Latin America, Africa and Australia. European operations include manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, and Estonia and sales offices in most European markets. The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world. The Company has low cost manufacturing and assembly facilities in China, Mexico, India, Eastern Europe and Africa to serve regional and world markets.

Customers

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which was less than 4% of net sales for the year ended December 31, 2005. The Company sells its products to over 10,000 customer locations worldwide. The Company’s products are sold both directly to OEMs, contract manufacturers, cable system operators, telecommunication companies and through manufacturers’ representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company’s strategy is to provide comprehensive design capabilities, a broad selection of products and a high level of service in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its OEM customers.

The Company’s sales to distributors represented approximately 19% of the Company’s 2005 sales. The Company’s recognized brand names, including “Amphenol,” “Times Fiber,” and others, together with the Company’s strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

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

Research and Development

The Company’s research and development expense for the creation of new and improved products and processes was $40.1 million, $32.5 million and $26.4 million for 2005, 2004 and 2003, respectively. The Company’s research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

The Company owns a number of active patents worldwide. The Company also regards its trademarks “Amphenol,” “Times Fiber,” and others to be of value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks. While the Company considers its patents and trademarks to be valuable assets, the Company does not believe that its competitive position is dependent on patent or trademark protection or that its operations are dependent on any individual patent or trademark.

Competition

The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of engineering, product quality, price, customer service and delivery time. Competitors include large, diversified companies, some of which the Company believes have substantially greater assets and financial resources than the Company, as well as medium to small companies. In the area of coaxial cable for cable television, the Company believes that it and CommScope are the primary world providers of such cable; however, CommScope is larger than the Company in this market. In addition, the Company faces competition from other companies that have concentrated their efforts in one or more areas of the coaxial cable market.

Backlog

The Company estimates that its backlog of unfilled orders was $397 million and $293 million at December 31, 2005 and 2004, respectively. Orders typically fluctuate from quarter to quarter based on customer demands and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the cable television industry, distributors, the computer industry, and other commercial customers, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2005, the Company had approximately 22,700 full-time employees worldwide. Of these employees, approximately 15,000 were hourly employees and the remainder were salaried. The Company had a one week strike in October 1995 at its Sidney, New York facility relating to the renewal of the labor contract at that facility with the International Association of Machinists and Aerospace Workers. The Company has not had any other significant work stoppages in the past ten years. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

Item 1A. Risk Factors

Investors should carefully consider the risks described below and all other information in this Form 10-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair the Company’s business and operations.

If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors may lose all or part of their investment.

The Company is dependent on the communications industry, including telecommunication and data communication, wireless communications and cable television.

Approximately 51% of the Company’s revenues for the year ended December 31, 2005 came from sales to the communications industry, including telecommunication and data communication, wireless communications and cable television. Demand for these products is subject to rapid technological change (see below—”The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant price pressure on their suppliers, including the Company. While sales to the

Company’s largest customer were less than 4% of consolidated sales, the loss of one or more of the large communications manufacturers or operators could have a material adverse effect on the Company’s business. There can be no assurance that the Company will be able to continue to compete successfully in the communications industry, and the Company’s failure to do so could impair the Company’s results of operations.

Approximately 12% of the Company’s revenues for the year ended December 31, 2005 came from sales to the cable television industry. Demand for the Company’s cable television products depends primarily on capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending, and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, acquisitions of cable television operators by non-cable television operators, cable system consolidation within the industry, the financial condition of domestic cable television operators and their access to financing, competition from satellite and wireless television providers and telephone companies, technological developments and new legislation and regulation of cable television operators. There can be no assurance that existing levels of cable television capital spending will continue or that cable television spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 24% of the Company’s revenues for the year ended December 31, 2005 came from sales to the commercial aerospace and military market. The Company participates in a broad spectrum of defense programs and believes that no one program accounted for more than 2% of its revenues for the year ended December 31, 2005. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. However, the Company’s sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Nevertheless, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. The U.S. defense budget declined in real terms from 1986 to 1998. Beginning in 1999, the U.S. defense budget has been increasing and increased again in 2005. Nevertheless, a decline in U.S. defense expenditures and defense expenditures generally could adversely affect the Company’s business.

The Company encounters competition in substantially all areas of its business.

The Company competes primarily on the basis of engineering, product quality, price, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. There can be no assurance that additional competitors will not enter the Company’s existing markets, nor can there be any assurance that the Company will be able to compete successfully against existing or new competition.

The Company is dependent on the acceptance of new product introductions for continued revenue growth.

The Company estimates that products introduced in the last two years accounted for approximately 20% of net sales for the year ended December 31, 2005. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develop or create new product line concepts. If the Company fails or is significantly delayed in introducing new product line concepts or if the Company’s new products do not meet with market acceptance, our results of operations may be impaired.

Covenants in the Company’s credit agreements may adversely affect the Company.

The Company’s bank credit agreements contain financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth, and limits on incurrence of liens. Although the Company believes none of these covenants are presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the Company’s credit agreements. Upon the occurrence of an event of default under any of the Company’s credit facilities, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, the Company cannot provide assurance that it will have sufficient assets to repay the Company’s credit facilities and other indebtedness. See “Liquidity and Capital Resources”.

Downgrades of the Company’s debt rating could adversely affect the Company.

If the credit rating agencies that rate the Company’s debt were to downgrade the Company’s credit rating in conjunction with a deterioration of the Company’s performance it may increase the Company’s cost of capital and make it more difficult for the Company to obtain new financing.

The Company’s results may be negatively affected by changing interest rates.

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. The Company utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. At December 31, 2005, the Company had interest rate protection in the form of swaps that effectively fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. At December 31, 2005, the Company’s average LIBOR rate was 4.6%. A 10% change in the LIBOR interest rate at December 31, 2005 would have had the effect of increasing or decreasing interest expense by approximately $0.3 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurances that interest rates will not significantly change.

The Company’s results may be negatively affected by foreign currency exchange rates.

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency and by managing its working capital although there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

The Company’s operating results may be adversely affected by foreign operations.

International manufacturing and sales are subject to inherent risks, including changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax consequences and the exchange rate risk discussed above. There can be no assurance that these factors will not have a material adverse impact on the Company’s production capabilities or otherwise adversely affect the Company’s business and operating results.

The Company may experience difficulties and unanticipated expense, including the potential for the impairment of goodwill, of assimilating newly acquired businesses.

The Company has completed a number of acquisitions in the past few years. It is possible the Company may experience difficulty integrating such acquisitions and further that the acquisitions may not perform as expected. At December 31, 2005, the total assets on the Company’s balance sheet were $1,932.5 million, which included $886.7 million of goodwill. The goodwill arose as the excess of the purchase price over the fair value of net assets of businesses acquired dating over the period 1987-2005. The Company performs annual evaluations for the potential impairment of the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142. Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a non-cash charge to its income statement for the impairment of goodwill.

The Company may experience difficulties in obtaining a consistent supply of materials at stable pricing levels.

The Company uses basic materials like steel, aluminum, copper, bi-metallic products, gold and plastic resins in its manufacturing process. Volatility in the prices of such material and availability of supply may have a substantial impact on the price the Company pays for such products. In addition, to the extent such cost increases cannot be recovered through sales price increases or productivity improvements, the Company’s margin may decline.

The Company may not be able to attract and retain key employees.

The Company’s continued success depends upon its continued ability to hire and retain key employees at its operations around the world. Any difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives may have adverse affects on the Company’s performance.

Changes in general economic conditions and other factors beyond the Company’s control may adversely impact its business.

The following factors could adversely impact the Company’s business:

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

•                                          Unforeseen interruptions to the Company’s business with its largest customers, distributors and suppliers resulting from but limited to, strikes, financial instabilities, computer malfunctions or inventory excesses.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company’s fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2005, the Company operated a total of 128 plants and warehouses of which (a) the locations in the U.S. had approximately 2.4 million square feet, of which 1.2 million square feet were leased; (b) the locations outside the U.S. had approximately 3.8 million square feet, of which 2.5 million square feet were leased; and (c) the square footage by segment was approximately 5.2 million square feet and 1.0 million square feet for interconnect products segment and cable products segment, respectively.

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

Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup and monitoring costs and potential damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company is currently performing monitoring activities at its manufacturing site in Sidney, New York. The Company is also performing design, cleanup, operations and maintenance and monitoring activities at three off-site disposal sites previously utilized by the Company’s Sidney facility and others, the “Richardson Hill” landfill, the “Route 8” landfill and the “Sidney Center” landfill. The Company and Honeywell have entered into an administrative consent order with the United States Environmental Protection Agency (the “EPA”) and are presently performing remedial measures for “Richardson Hill”, which has been designated a “Superfund” site on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The administrative consent order requires the Company to complete the approved remedial measures and to continue to monitor the site. With respect to the second site, the “Route 8” landfill, the Company initiated a remediation program pursuant to a Consent Order with the New York Department of Environmental Protection and is continuing to monitor the results of those remediation efforts. In December 1995, the Company and Honeywell received a letter from the EPA demanding that the Company and Honeywell accept responsibility for the investigation and cleanup of the third site, Sidney Center landfill, another Superfund site. The Sidney Center landfill was a municipal landfill site utilized by the Company’s Sidney facility and other local towns and businesses. In 1996, the Company and Honeywell received a unilateral order from the EPA directing the Company and Honeywell to perform certain investigation, design and cleanup activities at the Sidney Center landfill site. The Company and Honeywell responded to the unilateral order by agreeing to undertake certain remedial design activities. The Company and Honeywell have substantially completed implementing the approved remedial measures for the Sidney Center landfill site and will be responsible for continuing groundwater monitoring at the site. The Company is also engaged in remediating or monitoring environmental conditions at certain of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at other off-site disposal sites. All such environmental matters referred to in this paragraph are covered by the Honeywell Agreement.

Since 1987, the Company has not been identified nor has it been named as a potentially responsible party with respect to any other significant on-site or off-site hazardous waste matters. In addition, the Company believes that all of its manufacturing activities and disposal practices since 1987 have been in material compliance with all applicable environmental laws and regulations. Nonetheless, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Although the Company is unable to predict with any reasonable certainty the extent of its ultimate liability with respect to any pending or future environmental matters, the Company believes, based upon information currently known by management about the Company’s manufacturing activities, disposal practices and estimates of liability with respect to all known environmental matters, that any such liability will not be material to its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the last quarter of the year ended December 31, 2005.

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

The Company affected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low prices for the common stock for both 2005 and 2004 as reported on the New York Stock Exchange.

	2005		2004
	High	Low	High	Low

First Quarter	$41.94	$33.24	$34.70	$28.13
Second Quarter	43.20	35.79	34.49	29.75
Third Quarter	46.20	36.57	34.37	27.90
Fourth Quarter	45.12	38.38	37.52	32.23

As of January 31, 2006, there were 50 holders of record of the Company’s common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share. Cumulative dividends declared during 2005 were $10.8 million of which $8.0 million were paid in 2005. The Company intends to continue payment of a quarterly dividend on its common stock of $.03 per share and to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, repurchase shares of its common stock and to repay outstanding indebtedness.

At December 31, 2003, Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned 27.2% of the Company’s Class A Common Stock. During the third quarter of 2004, partnerships affiliated with KKR sold all their Class A common stock and, as such, owned none of the Company’s Class A Common Stock as of December 31, 2004. In 2005, 2004 and 2003, the Company paid KKR fees of $0.0, $0.5 million and $0.9 million, respectively for management and consulting services.

The following table summarizes our equity compensation plan information as of December 31, 2005:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	6,393,506	$24.68	940,110
Equity compensation plans not approved by security holders	—	—	—
Total	6,393,506	$24.68	940,110

Purchases of Equity Securities

On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 2.0 million shares (on a post-split basis) of its common stock during the period ending December 31, 2005. On October 20, 2004, the Program was amended to increase the number of authorized shares for repurchase to 5.0 million and to extend the expiration date until September 30, 2006. At December 31, 2005, approximately 3.3 million shares of Common Stock remained available for repurchase under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 to January 31, 2005	127,000	$37.16	1,582,500	3,417,500
February 1, 2005 to February 28, 2005	—	—	—	—
March 1, 2005 to March 31, 2005	—	—	—	—
April 1, 2005 to April 30, 2005	—	—	—	—
May 1, 2005 to May 31, 2005	—	—	—	—
June 1, 2005 to June 30, 2005	—	—	—	—
July 1, 2005 to July 31, 2005	—	—	—	—
August 1, 2005 to August 31, 2005	90,600	$43.90	1,673,100	3,326,900
September 1, 2005 to September 30, 2005	—	—	—	—
October 1, 2005 to October 31, 2005	—	—	—	—
November 1, 2005 to November 30, 2005	—	—	—	—
December 1, 2005 to December 31, 2005	—	—	—	—
Total	217,600	$39.96	1,673,100	3,326,900

Item 6. Selected Financial Data

(dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003		2002	2001

Operations
Net sales	$1,808,147	$1,530,446	$1,239,504		$1,062,002	$1,103,771
Net income	206,339	163,311	103,990	(1)	80,344	83,710
Net income per common share—Diluted	2.28	1.82	1.18	(1)	0.93	0.98
Financial Position
Working capital	$373,884	$253,443	$233,707		$153,250	$166,857
Total assets	1,932,540	1,306,711	1,181,384		1,078,908	1,026,743
Long-term debt, including current portion	781,000	449,053	542,959		644,248	720,319
Shareholders’ equity	689,235	481,604	323,406		166,982	103,933
Weighted average shares outstanding—Diluted	90,471,737	89,736,656	88,131,720		86,891,200	85,994,242
Cash dividends declared per share	$0.12	$—	$—		$—	$—

(1)          Includes a one-time charge for expenses incurred in the early extinguishment of debt of $10,367, less tax benefit of $3,525, or $0.08 per share after taxes.

Item 7.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2005 has been derived from and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

Executive Overview

The Company is a global designer, manufacturer and marketer of interconnect and cable products. In 2005, approximately 56% of the Company’s sales were outside the U.S. The primary end markets for our products are:

•                  communication systems and information technology applications;

•                  a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation and natural resource exploration, and automotive applications; and

•                  commercial aerospace and military applications.

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which was less than 4% of net sales in 2005. The Company encounters competition in all of its markets and competes primarily on the basis of engineering, product quality, price, customer service and delivery time. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

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

•                                          Focus on customer needs

•                                          Design and develop application-specific interconnect solutions

•                                          Establish a strong global presence in resources and capabilities

•                                          Preserve and foster a collaborative, entrepreneurial management structure

•                                          Maintain a culture of controlling costs

•                                          Pursue strategic acquisitions

For the year ended December 31, 2005, the Company reported net sales, operating income and net income of $1,808.1 million, $343.3 million and $206.3 million, respectively; up 18%, 24% and 26%, respectively, from 2004. Sales of interconnect products and assemblies and sales of cable products increased in each of the Company’s related major markets and geographic regions. Sales and profitability trends are discussed in detail in “Results of Operations” below. In addition, one strength of the Company is its ability to consistently generate cash. The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness. In 2005, the Company generated operating cash flow of $229.6 million.

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	64.3	65.3	66.2
Depreciation and amortization expense	2.8	2.5	3.0
Selling, general and administrative expense	14.0	14.1	14.3
Operating income	18.9	18.1	16.5
Interest expense	(1.3)	(1.5)	(2.4)
Other expenses, net	(.5)	(.4)	(.6)
Expense for early extinguishment of debt	(.1)	—	(.8)
Income before income taxes	17.0	16.2	12.7
Provision for income taxes	(5.6)	(5.5)	(4.3)
Net income	11.4%	10.7%	8.4%

2005 Compared to 2004

Net sales were $1,808.1 million for the year ended December 31, 2005 compared to $1,530.4 million for 2004 an increase of 18% in both U.S. dollars and local currencies. The increase in sales over 2004 excluding acquisitions was 8% in both U.S. dollars and local currencies. Sales of interconnect products and assemblies increased 19% in U.S. dollars and local currencies compared to 2004 ($1,592.4 million in 2005 versus $1,333.8 million in 2004). Sales increased in all major geographic regions as a result of the continuing development of new application specific and value added products, economic improvement in some of the Company’s major end markets and the impact of acquisitions. Sales increased in the Company’s major end markets including mobile communications, military/aerospace, industrial, automotive, and computer/data communications markets. The increase in sales in the mobile communications markets (approximately $92.7 million) is attributable to increased demand for wireless infrastructure products for cell site installations in North America, increased demand on mobile handset products in Asia and the impact of acquisitions. The increase in sales in the industrial market (approximately $24.1 million) reflects increased sales in North America and Europe and the impact of acquisitions. Automotive sales increased approximately $33.7 million primarily in Europe, reflecting the impact of an acquisition in late 2004. The increase in military/aerospace sales (approximately $57.8 million) relates to increased demand on military programs, avionics applications in North America and the impact of acquisitions. Sales to the computer and data communications related markets increased approximately $45.8 million reflecting the impact of acquisitions and increased sales in Asia for disk drive and storage applications. Sales of cable products increased 10% compared to 2004 ($215.7 million in 2005 versus $196.6 million in 2004). Such increase is primarily due to increased sales in broadband cable television markets and the impact of price increases.

Geographically, sales in the U.S. in 2005 increased approximately 19% compared to 2004 ($802.4 million in 2005 versus $674.3 million in 2004); international sales for 2005 increased approximately 18% in U.S. dollars ($1,005.8 million in 2005 versus $856.1 million in 2004) and increased approximately 17% in local currency compared to 2004. The comparatively weak U.S. dollar in 2005 had the currency effect of increasing net sales by approximately $7.0 million when compared to foreign currency translation rates in 2004.

The gross profit margin as a percentage of net sales (including depreciation in cost of sales) increased to 33% in 2005 compared to 32% in 2004. An increase in margins in the interconnect products and assemblies segment and was partially offset by a decline in margins in the cable segment. The operating margin for interconnect products and assemblies increased approximately 1% compared to the prior year. The increase is generally attributable to the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control. The decrease in cable margins was due to the impact of a continued increase in material costs which was not fully offset by price increases implemented during the year.

Selling, general and administrative expenses were $252.2 million and $215.0 million in 2005 and 2004, respectively, approximately 14.0% of sales. Research and development expenditures increased approximately $7.6 million, commensurate with sales, reflecting increases in expenditures for new product development and represented approximately 2% of sales for both 2005 and 2004. Selling and marketing expenses remained approximately 7% of sales. Shipping expense, which relates primarily to sales of cable products to the broadband market, increased commensurate with sales for those products. Administrative expenses increased by approximately $8.4 million, due primarily to increases in costs relating to insurance, pensions and medical benefits.

Interest expense was $24.1 million for 2005 compared to $22.5 million for 2004. The increase is primarily attributable to higher interest rates partially offset by the effect of the refinancing completed in the third quarter of 2005 (see Liquidity and Capital Resources) and higher average debt levels. At current interest rates, interest expense for 2006 is expected to be approximately $40 million.

Expenses for early extinguishment of debt totaling $2.4 million in 2005, relate to the refinancing of the Company’s senior credit facilities. Such one-time expenses include the write off of deferred debt issuance costs of $5.7 million partially offset by the settlement of interest rate swap agreements of $3.2 million.

Other expenses, net, for 2005 and 2004 were $8.9 million and $6.7 million, respectively. Other expenses, net, are comprised primarily of foreign currency transaction gains (losses) ($0.4 million in 2005 and $(0.6) million in 2004), reflecting the relative weakness of the U.S. dollar in 2004, program fees on the sale of accounts receivable ($3.8 million in 2005 and $2.3 million in 2004), reflecting higher receivable fee rates in 2005, minority interests ($4.1 million in 2005 and $3.0 million in 2004) and agency and commitment fees on the Company’s credit facilities ($1.5 million in 2005 and $1.0 million in 2004) primarily due to higher commitment fees. See Note 10 to the Company’s Consolidated Financial Statements for details of the components of other expenses, net.

The provision for income taxes was at an effective rate of 33.0% in 2005 and 34% in 2004. The reduction in the tax rate in 2005 relates primarily to lower U.S. income taxes resulting from the impact of the provisions of the American Jobs Creation Act of 2004.

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

Other expenses, net, for 2004 and 2003 were $6.7 million and $7.0 million, respectively. Other expenses, net, are comprised primarily of foreign currency transaction losses ($0.6 million in 2004 and $1.3 million in 2003), reflecting the relative weakness of the U.S. dollar in 2004 and 2003, program fees on sale of accounts receivable ($2.3 million in 2004 and $1.5 million in 2003), reflecting lower receivable fee rates in 2003, minority interests ($3.0 million in 2004 and $2.4 million in 2003) and agency and commitment fees on the Company’s credit facilities ($1.0 million in 2004 and $0.8 million in 2003). In addition, in 2003 the Company incurred $1.0 million in expenses relating to a secondary stock offering (for which the Company did not receive any proceeds). See Note 10 to the Company’s Consolidated Financial Statements for details of the components of other expenses, net.

The provision for income taxes was at an effective rate of 34.0% in 2004 and 2003.

Liquidity and Capital Resources

Cash provided by operating activities totaled $229.6 million, $208.3 million and $170.0 million for 2005, 2004 and 2003, respectively. Operating cash flow includes $5.0 million, $6.2 million and $10.6 million in 2005, 2004 and 2003, respectively, resulting from an increase in sale of receivables under the Company’s receivable securitization program. The increase in cash from operating activities in 2005 compared to 2004 is primarily attributable to an increase in net income and an increase in depreciation and amortization partially offset by an increase in the non-cash components of working capital compared to a decrease in 2004. The increase in cash from operating activities in 2004 compared to 2003 is primarily attributable to an increase in net income in addition to a larger reduction in the non-cash components of working capital compared to 2003.

The non-cash components of working capital increased $37.2 million in 2005 due primarily to an increase in accounts receivable of $45.2 million and $21.1 million in inventory partially offset by a $25.8 million increase in accounts payable, a decrease of $10.4 million in accrued liabilities, an increase of $5.0 million of receivables sold, an increase in accrued interest of $3.0 million, and a decrease of $5.6 million in prepaid expenses and other assets.

The non-cash components of working capital decreased $14.1 million in 2004 due primarily to a $3.2 million increase in accounts payable, an increase of $15.7 million in accrued liabilities, an increase of $6.2 million in receivables sold and an increase of $28.5 million related to accrued income taxes, partially offset by a $26.0 million increase in accounts receivable due to higher sales levels and an operating addition of $14.5 million in inventory.

The non-cash components of working capital decreased $11.6 million in 2003 due primarily to a $20.8 million increase in accounts payable, an operating reduction of $4.6 million in inventory, an increase of $10.6 million in receivables sold, and an increase in accrued income taxes of $18.0 million, partially offset by a $28.8 million increase in accounts receivable due to higher sales levels and a decrease of $7.7 million in accrued liabilities.

In 2005, accounts receivable increased $88.7 million to $302.9 million, due to an increase in sales levels and $71.7 million from acquired companies, offset by $13.8 million due to translation and by a $5.0 million increase in sales of receivables (further discussed below). Days sales outstanding, computed before sales of receivables, increased to approximately 65 days from 64 days in 2004. Inventory increased $78.6 million to $325.9 million, primarily due to an increase of $60.4 million in inventory from acquired companies coupled with an operating addition of $27.5 million partially offset by $9.3 million of translation resulting from the comparatively strong U.S. dollar at December 31, 2005 compared to December 31, 2004. Inventory turnover remained constant at 4.2x at December 31, 2005 and December 31, 2004. Goodwill and acquired intangible assets increased $386.7 million to $934.1 million primarily as a result of acquisitions completed during the year. Land and depreciable assets, net, increased $56.1 million to $253.9 million reflecting net capital expenditures of $57.1 million, assets from acquisitions of approximately $57.7 million, partially offset by $9.0 million due to translation resulting from the comparatively stronger U.S. dollar at December 31, 2005 compared to December 31, 2004 and depreciation of $49.7 million. Accounts payable and accrued salaries, wages and employee benefits increased $42.4 million and $4.2 million to $177.3 million and $42.7 million, respectively, due to an increase in sales levels and liabilities assumed from acquired companies partially offset by a $4.8 million and $1.9 million decrease, respectively, due to translation resulting from the comparatively stronger U.S. dollar at December 31, 2005 compared to December 31, 2004. Other accrued liabilities increased $13.7 million to $50.8 million relating primarily to liabilities related to the purchase of acquired companies and accruals relating to higher sales volume.

In 2005, cash from operating activities of $229.6 million (including additional sales of receivables of $5.0 million) and proceeds from exercise of stock options and related tax benefits of $36.4 million and net borrowings under the Company’s bank agreements of $331.1 million were used primarily to fund capital expenditures of $57.1 million, payment of dividends of $8.0 million, acquisitions of $512.3 million, the purchase of treasury stock of $8.7 million, and an increase in cash on hand of $8.5 million. For 2004, cash from operating activities of $208.3 million (including additional sales of receivables of $6.2 million) and proceeds from exercise of stock options and related tax benefits of $30.3 million were used primarily to fund capital expenditures of $44.3 million, acquisitions of $41.8 million, the purchase of treasury stock of $45.6 million, an increase in cash on hand of $6.6 million and for a net debt reduction of $100.3 million.

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility. The new bank agreement (Revolving Credit Facility) is comprised of a five-year $750 million unsecured revolving credit facility that expires in July 2010, of which approximately $440 million was drawn at closing. The net proceeds from the refinancing were used to repay all amounts outstanding under the Company’s previous senior credit facility and for working capital purposes. On November 15, 2005, the Company exercised its option to increase its aggregate commitments under the Revolving Credit Facility by an additional $250 million thereby increasing the revolving credit facility to $1 billion from $750 million.

At December 31, 2005, availability under the Revolving Credit Facility was $267.6 million, after a reduction of $11.5 million for outstanding letters of credit. In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2.4 million (less tax effects of $0.8 million) or $.02 per share after tax. Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 60 basis points. The Company also pays certain annual agency and facility fees. At December 31, 2005, the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1. The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (Debt divided by EBITDA) lower than 3.50X; at December 31, 2005, such ratios as defined in the Revolving Credit Facility were 9.04X and 1.96X, respectively. The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50.0 million for capital leases, $200.0 million for general indebtedness, $200.0 million for acquisition indebtedness, (of which approximately $8.6 million, $0 and $0 were outstanding at December 31, 2005, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250.0 million, or approximately $301.3 million at December 31, 2005, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400.0 million, or approximately $512.4 million at December 31, 2005, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets.

In conjunction with the Revolving Credit Facility, the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0, $250.0 and $250.0 million of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair value indicated that termination of the agreements at December 31, 2005 would have resulted in a pre-tax gain of $1.9 million; such gain, net of tax, of $0.8 was recorded in other comprehensive income.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service. The Company may also use cash to fund all or part of the cost of future acquisitions. The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Company’s revolving credit facility and the sale of receivables under the Company’s accounts receivable agreement. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable.

The Company expects that capital expenditures in 2006 will be approximately $75 million. The Company’s required debt and capital lease amortization in 2006 is approximately $15.0 million. The Company’s required cash interest payments for 2006, at current interest rates, are estimated at approximately $40 million. The Company may also use cash to fund part or all of the cost of future acquisitions. On January 19, 2005, the Company announced that it would commence payment of quarterly dividends on its common stock of $.03 per share. The Company paid its fourth quarterly dividend in the amount of $2.7 million or $.03 per share on January 4, 2006 to shareholders of record as of December 14, 2005. Cumulative dividends declared during 2005 were $10.8 million of which $8.0 million were paid in 2005. The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, repurchase of its common stock and to repay outstanding indebtedness. Management believes that the Company’s working capital position, ability to generate strong cash flow from operations, availability under its Revolving Credit Agreement and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

Off-Balance Sheet Arrangement - Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 million in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement includes certain covenants and provides for various events of termination. The agreement expires in May 2007. At December 31, 2005, approximately $85.0 million ($80.0 million at December 31, 2004) of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheets.

TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 (the “Asset Purchase Agreement”) by and among the Company and Teradyne Corporation, Inc., a Massachusetts Corporation (“Teradyne”). The Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of $384.7 million in cash. In addition, Amphenol incurred approximately $8.8 million of transaction related expenses. The accompanying Consolidated Statement of Income for the year ended December 31, 2005, includes the results of TCS for the period subsequent to the acquisition date; sales of approximately $34.0 million and minimal net income resulting in no impact to 2005 consolidated net earnings per share.

TCS is headquartered in Nashua, New Hampshire and is a leading supplier of high-speed, high-density, printed circuit board interconnect products. TCS sells its products primarily to the data communications, storage and server markets, wireless infrastructure markets and industrial markets. TCS had sales of $373.0 million for the year ended December 31, 2005.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the purchase price was allocated first to the tangible and identifiable intangible assets and then to the liabilities of TCS based upon their fair market values. The excess purchase price over the fair market value of the underlying net assets acquired was allocated to goodwill. The Company is in the process of completing its analysis of fair value attributes of the assets acquired through the use of independent appraisals and management’s estimates. It is anticipated that the final assessment of values will not differ materially from the preliminary assessment.

In connection with the acquisition the Company recorded $239.3 million of goodwill and $45.5 million of acquired intangible assets of which $30.4 million, $9.0 million and $6.1 million was assigned to proprietary technology, customer relationships and license agreements, respectively, all of which are subject to amortization. The acquired intangible assets have a total weighted-average useful life of approximately 12 years.  The license agreements, proprietary technology and customer relationships have a weighted average useful life of 8 years, 15 years and 5 years, respectively. The entire amount of goodwill was assigned to the interconnect segment all of which is expected to be deductible for tax purposes.

The following table summarizes the unaudited pro forma combined condensed financial information assuming that the TCS acquisition actually occurred as of the beginning of the period presented. On a pro forma basis for the year ended December 31, 2005, TCS had sales and operating income of $373.0 million and $6.7 million, respectively. Such amounts along with $22.2 million of additional pro forma interest expense and related bank fees on borrowings to fund the acquisition are reflected in the pro forma amounts shown below. The pro forma adjustments are based upon available information and reflect a reasonable estimate of the effects of the TCS acquisition for the periods presented on the basis set forth herein. The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company’s financial position or results of operations would have been had the TCS acquisition in fact occurred on the dates assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	For The Year Ended December 31,
	(in thousands, except per share data)
	2005	2004
Net sales	$2,146,286	$1,940,834
Operating income	347,301	304,451
Net income	195,675	166,746

Net income per common share - Basic	$2.21	$1.89
Net income per common share - Diluted	2.16	1.86

To supplement the pro forma combined financial information presented above, the Company uses certain measures which are adjusted from the pro forma GAAP amounts based upon actions taken either on the purchase date or known subsequent changes in cost structure, the results of which are as shown below. These adjustments are provided to enhance the user’s overall understanding of the Company’s current and expected financial performance and are “forward looking”. The adjustments are presented for informational purposes only and do not purport to represent what our financial position or results of operations would have been had the TCS acquisition in fact occurred on the dates assumed, nor are they necessarily indicative of the results that may be expected in future periods. Such information should be considered as subject to uncertainties that exist in the Company’s operations and business environment. The following table sets forth cash savings that are expected to be achieved as of or immediately following the acquisition date as well as the reversal of non recurring restructuring costs and non recurring gains on the sale of a business, which management does not expect to reoccur in the future. This information is included to assist investors and management in assessing the Company’s operating results in a manner that is focused on the performance of the Company’s ongoing combined operations.

	For The Year Ended December 31,
	(in thousands)
	2005	2004
Benefit of reduction in employee related benefits (i)	$1,969	$3,430
Benefit of reduction in Teradyne historical corporate allocations (ii)	7,505	8,000
Reversal of nonrecurring restructuring costs (iii)	11,654	4,148
Reversal of nonrecurring gains on the sale of a business (iv)	(612)	(865)
Total	$20,516	$14,713

(i)            In conjunction with the acquisition, TCS’s historical management incentive plan was terminated and replaced by an incentive plan which has higher profitability targets. These targets would not have been achieved at TCS’s historic profitability levels and, as such, the related expense would not have been incurred.

(ii)           Teradyne had historically allocated corporate general and administrative costs to TCS which are included in the pro forma amounts presented above. Such costs included information technology, human resources, tax, legal, corporate treasury and finance as well as executive administration related items. The acquisition agreement included the hiring of certain Teradyne employees and assumption of certain agreements that related to services historically performed by Teradyne for TCS. In addition, Amphenol assumed the performance of certain tax and treasury functions for TCS. This adjustment represents the excess of the amount charged to TCS by Teradyne for those centralized services over the actual cost incurred by TCS and Amphenol since the acquisition.

(iii)          Teradyne had significant restructuring activities in 2004 and 2005 at TCS resulting in related expenses which are included in the pro forma amounts presented above. No significant restructuring activities are expected to take place in the future, and as such, these costs are considered nonrecurring, and are therefore included above as expected savings.

(iv)          TCS had recognized gains on the sale of a business in 2004 and 2005 which are included in the pro forma amounts presented above. These gains are not expected to occur in the future.

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

Recent Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“FAS”) 123R “Share-Based Payment”. FAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. FAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). In April 2005, the effective date of this statement was deferred and was effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company has adopted FAS 123R on January 1, 2006 using the modified prospective method. The impact of adoption of FAS 123R is expected to result in approximately $10.0 million of (pre-tax) expense during 2006 although it will depend in part on the level of share-based payments granted.

Pensions

The Company and its domestic subsidiaries have a defined benefit pension plan (“Plan”) covering U.S. employees. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering their employees. The pension expense for all pension plans approximated $13.5 million, $10.1 million and $6.5 million in 2005, 2004 and 2003, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on Plan assets. In developing the expected long-term rate of return assumption for U.S. plans, we evaluated input from our actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. We also considered our historical sixteen-year compounded return of 11.3%, which has been in excess of these broad equity and bond benchmark indices. Our expected long-term rate of return on Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 11%; 25% with fixed income managers, with an expected long-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8.5%. As of December 31, 2005, our asset allocation was 66% with equity managers and 34% with fixed income managers, including high yield managers. We believe that our long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption is 9.5% for both 2005 and 2004.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate on this basis has decreased from 5.75% at December 31, 2004 to 5.50% at December 31, 2005. This will have the effect of increasing pension expense in 2006 by approximately $.7 million. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the pension liability would have decreased $15.0 million or increased $15.5 million, respectively.

The Company made cash contributions to the U.S. pension plans of $10.0 million and $20.0 million in 2005 and 2004, respectively. The liability for accrued pension and post employment benefit obligations increased modestly in 2005 to $108.8 million from $102.1 million in 2004, due to the negative impact on accumulated liabilities of the reduction in the discount rate and the foreign currency translation effect for non-U.S. plans. The Company estimates that, based on current actuarial calculations, it will make a voluntary cash contribution to the pension plan in 2006 of approximately $10.0 to 15.0 million. Cash contributions in subsequent years will depend on a number of factors including the investment performance of Plan assets.

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

Revenue Recognition - Sales and related cost of sales are recognized upon shipment of products. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided based upon historical experience, current trends and specific information which indicate that an allowance is appropriate.

Inventories - Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provisions for slow moving and obsolete inventory are made based on historical experience and product demand. Should future product demand change, existing inventory could become slow moving or obsolete and provisions would be increased accordingly.

Depreciable Assets - Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverability of the carrying value of such assets are periodically reviewed taking into consideration current and expected business conditions. Historically, the Company has not had any significant impairments.

Goodwill - The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units, in accordance with FAS No. 142, “Goodwill and Other Intangible Assets”, as of each June 30. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and to compare that to the carrying value including goodwill. If the carrying value exceeds the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. Historically, the Company has not had any impairments.

The significant accounting policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2005, as well as an estimate of the timing in which such obligations are expected to be satisfied:

Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$772,399	$11,363	$2,733	$757,256	$1,047
Capital lease obligations	8,601	3,667	4,934	—	—
Operating leases	58,688	17,712	23,362	10,895	6,719
Purchase obligations	107,564	104,099	3,013	448	4
Other long-term liabilities	16,325	977	15,348	—	—

Total	$963,577	$137,818	$49,390	$768,599	$7,770

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency and by managing its working capital although there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

Interest Rate Risk

Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the third quarter 2005 as discussed in Liquidity and Capital Resources above. In conjunction with the 2005 refinancing and the funds drawn in conjunction with the TCS acquisition (See Note 7 to the Company’s Consolidated Financial Statements), the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. At December 31, 2005, the Company’s average LIBOR rate was 4.6%. A 10% change in the LIBOR interest rate at December 31, 2005 would have the effect of increasing or decreasing interest expense by approximately $0.3 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurances that interest rates will not significantly change.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Amphenol Corporation
Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005.  We also have audited management’s assessment, included in the accompanying Management Report on Internal Control in Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits. As described in Management Report on Internal Control, management excluded from their assessment the internal control over financial reporting at Amphenol TCS which was acquired on December 1, 2005 and whose financial statements constitute 7 percent, 2 percent and 0.2 percent of total assets, revenues and net income, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Amphenol TCS.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Hartford, Connecticut
March 14, 2006

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003

Net sales	$1,808,147	$1,530,446	$1,239,504
Costs and expenses:
Cost of sales, excluding depreciation and amortization	1,162,004	999,965	820,724
Depreciation and amortization expense	50,666	38,829	37,007
Selling, general and administrative expense	252,150	215,008	177,353
Operating income	343,327	276,644	204,420
Interest expense	(24,090)	(22,540)	(29,505)
Other expenses, net	(8,871)	(6,663)	(6,987)
Expense for early extinguishment of debt	(2,398)	—	(10,367)
Income before income taxes	307,968	247,441	157,561
Provision for income taxes	(101,629)	(84,130)	(53,571)
Net income	$206,339	$163,311	$103,990

Net income per common share – Basic	$2.33	$1.86	$1.21

Average common shares outstanding – Basic	88,551,630	88,023,082	86,100,688

Net income per common share – Diluted	$2.28	$1.82	$1.18

Average common shares outstanding - Diluted	90,471,737	89,736,656	88,131,720

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2005	2004
Assets
Current Assets:
Cash and short-term cash investments	$38,669	$30,172
Accounts receivable, less allowance for doubtful accounts of $11,162 and $8,666, respectively	302,867	214,158
Inventories:
Raw materials and supplies	101,042	55,697
Work in process	141,944	128,879
Finished goods	82,879	62,727
	325,865	247,303
Prepaid expenses and other assets	42,413	37,382
Total current assets	709,814	529,015

Land and depreciable assets:
Land	15,582	14,120
Buildings	112,449	109,525
Machinery and equipment	478,266	423,363
	606,297	547,008
Less accumulated depreciation	(352,408)	(349,255)
	253,889	197,753
Deferred debt issuance costs	2,351	6,451
Goodwill	886,720	545,411
Other assets	79,766	28,081
	$1,932,540	$1,306,711

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$177,266	$134,856
Accrued interest	4,998	2,183
Accrued salaries, wages and employee benefits	42,705	38,535
Accrued income taxes	45,124	48,025
Other accrued expenses	50,807	37,064
Current portion of long-term debt	15,030	16,909
Total current liabilities	335,930	277,572

Long-term debt	765,970	432,144
Accrued pension and post employment benefit obligations	108,816	102,050
Other liabilities	32,589	13,341
Commitments and contingent liabilities (Notes 2, 6 and 11)
Shareholders’ Equity:
Class A Common Stock, $.001 par value; 100,000,000 shares authorized; 89,311,958 and 87,891,533 shares outstanding at December 31, 2005 and 2004, respectively	89	88
Additional paid-in capital (deficit)	(164,082)	(207,504)
Accumulated earnings	985,317	789,741
Accumulated other comprehensive loss	(77,742)	(55,078)
Treasury stock, at cost; 1,673,100 and 1,455,500 shares at December 31, 2005 and 2004, respectively	(54,347)	(45,643)
Total shareholders’ equity	689,235	481,604
	$1,932,540	$1,306,711

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital (Deficit)	Comprehensive Income (Loss)	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance December 31, 2002	$86	$(274,325)		$522,440	$(81,219)	$—	$166,982
Comprehensive income:
Net income			$103,990	103,990			103,990

Other comprehensive loss, net of tax:
Translation adjustments			17,047		17,047		17,047
Revaluation of interest rate derivatives			(669)		(669)		(669)
Minimum pension liability adjustment			(103)		(103)		(103)
Other comprehensive income			16,275
Comprehensive income			120,265

Deferred compensation		240					240
Stock options exercised, including tax benefit	1	35,918					35,919

Balance December 31, 2003	87	(238,167)		626,430	(64,944)	—	323,406

Comprehensive income:
Net income			163,311	163,311			163,311

Other comprehensive income, net of tax:
Translation adjustments			11,904		11,904		11,904
Revaluation of interest rate derivatives			2,116		2,116		2,116
Minimum pension liability adjustment			(4,154)		(4,154)		(4,154)
Other comprehensive income			9,866

Comprehensive income			173,177

Purchase of treasury stock						(45,643)	(45,643)
Deferred compensation		329					329
Stock options exercised, including tax benefit	1	30,334					30,335

Balance December 31, 2004	88	(207,504)		789,741	(55,078)	(45,643)	481,604

Comprehensive income:
Net income			206,339	206,339			206,339

Other comprehensive income, net of tax:
Translation adjustments			(11,956)		(11,956)		(11,956)
Revaluation of interest rate derivatives			(297)		(297)		(297)
Minimum pension liability adjustment			(10,411)		(10,411)		(10,411)
Other comprehensive loss			(22,664)

Comprehensive income			$183,675

Purchase of treasury stock						(8,704)	(8,704)
Deferred compensation		193					193
Stock options exercised, including tax benefit	1	36,449					36,450
Dividends declared				(10,763)			(10,763)
Shares issued in connection with acquisition		6,780					6,780
Balance December 31, 2005	$89	$(164,082)		$985,317	$(77,742)	$(54,347)	$689,235

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow

(dollars in thousands, except per share data)

		Year Ended December 31,
		2005	2004	2003

	Net income	$206,339	$163,311	$103,990
	Adjustments for cash from operations:
	Depreciation and amortization	50,666	38,829	37,007
	Amortization of deferred debt issuance costs	976	1,428	1,473
	Non-cash expense for early extinguishment of debt	5,666	—	10,367
	Net change in operating assets and liabilities:
	Accounts receivable	(45,152)	(26,016)	(28,799)
	Net change in receivables sold	5,000	6,200	10,600
	Inventory	(20,636)	(14,511)	4,647
	Prepaid expenses and other assets	5,582	1,721	(3,420)
	Accounts payable	25,828	3,240	20,776
	Accrued income taxes	23	28,483	17,967
	Accrued liabilities	(10,389)	15,731	(7,736)
	Accrued interest	2,998	(740)	(2,429)
	Accrued pension and post employment benefits	511	(12,929)	(5,804)
	Deferred taxes and other assets	1,800	1,344	11,168
	Other	412	2,160	197

	Cash flow provided by operations	229,624	208,251	170,004

	Cash flow from investing activities:
	Additions to property, plant and equipment	(57,121)	(44,341)	(30,196)
	Investments in acquisitions	(512,307)	(41,661)	(51,101)

	Cash flow used by investing activities	(569,428)	(86,002)	(81,297)

	Cash flow from financing activities:
	Net change in borrowings under revolving credit facilities	744,131	(14,302)	1,751
	Decrease in borrowings under 2003 bank agreement	(413,000)	(86,000)	(150,543)
	Payment of fees and expenses related to refinancing	(2,542)	—	—
Retirement of debt:	old bank agreement	—	—	(439,500)
	senior subordinated notes	—	—	(148,740)
	fees and expenses relating to refinancing	—	—	(9,720)
	Borrowings under bank agreement	—	—	625,000
	Purchase of treasury stock	(8,704)	(45,643)	—
	Proceeds from exercise of stock options	36,450	30,335	35,919
	Dividend payments	(8,034)	—	—

	Cash flow provided by (used by) financing activities	348,301	(115,610)	(85,833)

	Net change in cash and short-term cash investments	8,497	6,639	2,874
	Cash and short-term cash investments balance, beginning of year	30,172	23,533	20,659

	Cash and short-term cash investments balance, end of year	$38,669	$30,172	$23,533

	Cash paid during the year for:
	Interest	$20,272	$21,868	$30,819
	Income taxes paid, net of refunds	85,562	43,660	21,996

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(for the years ended December 31, 2005, 2004 and 2003, dollars in thousands, except per share data)

Note 1-Summary of Significant Accounting Policies

Operations

Amphenol Corporation (“Amphenol” or the “Company”) is in two business segments which consist of manufacturing and selling interconnect products and assemblies, and manufacturing and selling cable products. The Company sells its products to customers locations worldwide.

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

Sale of Receivables

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85,000 in a designated pool of qualified accounts receivable. The agreement expires in May 2007. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The aggregate value of receivables transferred to the pool for the years 2005, 2004 and 2003 were $761,129, $606,136, and $538,093, respectively. At December 31, 2005 and 2004, $44,958 and $32,992, respectively, of accounts receivable were transferred to the subsidiary, but not purchased by the financial institution and are therefore included in the accounts receivable balance in the accompanying Consolidated Balance Sheets. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. The Company services, administers and collects the receivables on behalf of the purchaser. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statements of Income. The agreement contains certain covenants and provides for various events of termination. At December 31, 2005 and 2004, approximately $85,000 and $80,000, respectively, of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheets.

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

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units, in accordance with Financial Accounting Standards Board Statement No. 142 (“FAS 142”) “Goodwill and Other Intangible Assets”, as of each June 30. The Company has defined its reporting units as the operating segments within its two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these operating segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and compare that to the carrying value including goodwill. If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. As of June 30, 2005, and for each previous year in which the impairment test has been performed, the fair market value of the Company’s reporting units exceeded the carrying value and therefore no impairment was recognized.

Revenue Recognition

The Company’s primary source of revenues is from product sales to its customers.

Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earnings process is complete and revenue is measurable. Delivery is determined by the Company’s shipping terms, which are primarily FOB shipping point. Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns. These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers. In the broadband communication market (approximately 12% of consolidated sales), the Company pays for shipping cost to the majority of its customers. Amounts billed to customers related to shipping costs are immaterial and are included in net sales. Shipping costs incurred to transport products to the customer, which are not reimbursed are included in selling, general and administrative expense.

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

Stock Options

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003

Net income	$206,339	$163,311	$103,990
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(4,936)	(4,714)	(5,148)
Pro forma net income	$201,403	$158,597	$98,842

Earnings Per Share:
Basic-as reported	$2.33	$1.86	$1.21
Basic-pro forma	$2.27	$1.80	$1.15
Diluted-as reported	$2.28	$1.82	$1.18
Diluted-pro forma	$2.23	$1.77	$1.12

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk free interest rate	4.0%	3.4%	3.2%
Expected life	5 years	5 years	5 years
Expected volatility	25%	27.0%	30.0%
Expected dividend yield	0.3%	0.0%	0.0%

The weighted-average fair values of options granted during 2005, 2004 and 2003 were $10.69, $9.15 and $6.50, respectively.

As discussed below in “Recent Accounting Changes”, effective January 1, 2006, in accordance with the implementation of SFAS 123R, the Company will begin to expense stock based compensation. Prior to January 1, 2006, such expense has been disclosed in the Company’s financial statement footnotes as noted above, and was not included as an expense in the Company’s statement of income.

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested. It is not practicable to estimate the amount of tax that might be payable. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

Foreign Currency Translation

The financial position and results of operations of the Company’s significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated is included as a component of accumulated other comprehensive loss within shareholders’ equity. Transaction gains and losses related to operating assets and liabilities are included in selling, general and administrative expense and those related to non-operating assets and liabilities are included in other expense, net.

Research and Development

Research and development expenses for the creation of new and improved products and processes were $37,510, $32,459, and $26,361, for the years 2005, 2004 and 2003, respectively.

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

Derivative Financial Instruments

Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized as an increase or decrease of interest expense in the periods in which they accrue. The Company adopted FAS 133, as amended by FAS 138, beginning January 1, 2001. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in other comprehensive income, and subsequently reflected in net income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. At December 31, 2005, the Company had interest rate swap agreements that fix the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. These agreements are designated as cash flow hedges and accounted for as described above.

Recent Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“FAS”) 123R “Share-Based Payment”. FAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. FAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). The Company has adopted FAS 123R on January 1, 2006 using the modified prospective method. The impact of adoption of FAS 123R is expected to result in approximately $10,000 of (pre-tax) expense during 2006 although it will depend in part on the level of share-based payments granted in the future.

Note 2—Long-Term Debt

Long-term debt consists of the following:

	Average Interest Rate		December 31,
	at December 31, 2005	Maturity	2005	2004

Revolving Credit Facility	5.2%	2010	$720,900	$—
2003 bank agreement:
Term Loan – Tranche A			—	13,000
Term Loan – Tranche B			—	400,000
Notes payable to foreign banks and other debt	4.6%	2005-2017	60,100	36,053
			781,000	449,053
Less current portion			15,030	16,909
Total long-term debt			$765,970	$432,144

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility. The new bank agreement (Revolving Credit Facility) is comprised of a five-year $750,000 unsecured revolving credit facility that expires in July 2010, of which approximately $440,000 was drawn at closing. The net proceeds from the refinancing were used to repay all amounts outstanding under the Company’s previous senior credit facility and for working capital purposes. On November 15, 2005, the Company exercised its option to increase its aggregate commitments under the Revolving Credit Facility by an additional $250,000 thereby increasing the Revolving Credit Facility to $1,000,000 from $750,000.

At December 31, 2005, availability under the Revolving Credit Facility was $267,638, after a reduction of $11,462 for outstanding letters of credit. In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2,398 (less tax effects of $791) or $.02 per share after tax. Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 60 basis points. The Company also pays certain annual agency and facility fees. At December 31, 2005, the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1. The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (Debt divided by EBITDA) lower than 3.50X; at December 31, 2005, such ratios as defined in the Revolving Credit Facility were 9.04X and 1.96X, respectively. The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50,000 for capital leases, $200,000 for general indebtedness, $200,000 for acquisition indebtedness, (of which approximately $8,601, $0 and $0 were outstanding at December 31, 2005, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250 million, or approximately $301,272 at December 31, 2005, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400,000, or approximately $512,400 at December 31, 2005, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair value indicated that termination of the agreements at December 31, 2005 would have resulted in a pre-tax gain of $1,901; such gain, net of tax of $753 was recorded in other comprehensive income.

The maturity of the Company’s long-term debt over each of the next five years ending December 31, is as follows:  2006 - $15,030; 2007 - $6,755; 2008 - $653; 2009 - $259; 2010 - $757,256; thereafter - $1,047.

The Company estimates that the fair value of its long-term debt approximates book value.

Note 3—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003

Income before taxes:
United States	$132,715	$103,240	$58,560
Foreign	175,253	144,201	99,001
	$307,968	$247,441	$157,561

Current provision:
United States	$58,218	$47,596	$24,483
Foreign	40,863	31,411	17,176
	$99,081	$79,007	$41,659

Deferred provision:
United States	$2,413	$4,263	$11,008
Foreign	135	860	904
	2,548	5,123	11,912
Total provision for income taxes	$101,629	$84,130	$53,571

At December 31, 2005, the Company had $11,551 and $783 of foreign tax loss carryforwards, and state tax credit carryforwards net of Federal benefit, respectively, of which $2,882 and $688, respectively, expire or will be refunded at various dates through 2019 and the balance can be carried forward indefinitely.

A valuation allowance of $3,466 and $3,213 at December 31, 2005 and 2004, respectively, has been recorded which relates to the foreign net operating loss carryforwards and foreign and state tax credits. The net change in the valuation allowance for deferred tax assets was an increase of $253 and $1,150 in 2005 and 2004, respectively. The net change in the valuation allowance in both 2005 and 2004 was related to foreign net operating loss and foreign and state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2005	2004	2003

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	1.9	1.5	1.6
Foreign earnings and dividends taxed at different rates	(3.5)	(2.9)	(2.2)
Valuation allowance	—	.5	.5
Other	(.4)	(.1)	(.9)
Effective tax rate	33.0%	34.0%	34.0%

The Company’s deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

	December 31,
	2005	2004

Deferred tax assets relating to:
Accrued liabilities and reserves	$2,896	$3,428
Operating loss and tax credit carryforwards	4,041	3,213
Pensions	19,592	20,366
Employee benefits	3,085	2,487
	$29,614	$29,494

Deferred tax liabilities relating to:
Depreciation	$5,802	$8,282

The deferred tax asset relating to pension in the table above includes $44,036 and $39,410 at December 31, 2005 and 2004, respectively, relating to the Company’s additional minimum pension liability (Note 5).

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Under Internal Revenue Code Section 965, the Act creates a temporary incentive for U.S. corporations to repatriate income earned abroad by providing an 85% dividends received deduction for certain dividends. The Company has applied the provisions of the Act to a portion of its qualifying 2005 repatriations of current year earnings. The amount of earnings that the Company repatriated under the provision is $32,134. The income tax incurred as a result of this repatriation is $1,211. The Company has also applied a provision of the Act that allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010 and a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales.

The Company is subject to periodic audits of its various tax returns by government agencies; management does not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on the Company’s financial position or results of operations. The Company has recorded accruals for certain tax contingencies related to various tax matters as of December 31, 2005.

Note 4—Shareholders’ Equity

In May 1997, the Company adopted the 1997 Option Plan, and in May 2000, adopted the 2000 Option Plan (“Option Plans”). The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At December 31, 2005, the maximum number of shares of common stock available for the granting of stock options under the Option Plans was 730,110. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options are generally subject to Management Stockholder Agreements which, among other things, place restrictions on the sale or transfer of such shares. In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors. At December 31, 2005, the maximum number of shares of common stock available for the granting of stock options under the Directors Plan was 210,000. Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options are generally subject to Stockholder Agreements which, among other things, place restrictions on the sale or transfer of such shares.

Stock option activity for 2003, 2004 and 2005 was as follows:

	Options	Average Price

Options outstanding at December 31, 2002	9,249,090	$15.04
Options granted	1,231,800	20.09
Options exercised	(2,532,600)	8.11
Options cancelled	(84,540)	21.41

Options outstanding at December 31, 2003	7,863,750	17.99
Options granted	1,062,600	30.30
Options exercised	(1,652,042)	11.50
Options cancelled	(262,100)	22.53

Options outstanding at December 31, 2004	7,012,208	21.22
Options granted	1,054,400	36.93
Options exercised	(1,466,962)	16.86
Options cancelled	(206,140)	23.60
Options outstanding at December 31, 2005	6,393,506	$24.68

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Average Price	Remaining Term	Shares	Average Price

$6.50	25,878	$6.50	1.38	25,878	$6.50
7.50-10.00	400,601	9.46	3.27	400,601	9.46
12.50-15.00	182,000	14.50	2.30	182,000	14.50
15.50-20.10	944,712	20.08	7.28	323,712	20.08
20.11-25.00	2,868,793	22.86	5.29	2,240,053	23.22
27.50-35.00	926,122	30.25	8.26	183,935	29.29
36.00-44.00	1,045,400	41.68	9.28	—	—
	6,393,506	$24.68	6.44	3,356,179	$19.46

At December 31, 2003, Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned 27.2% of the Company’s Class A common stock. During the third quarter of 2004, partnerships affiliated with KKR sold all their Class A common stock and, as such owned none of the Company’s Class A Common Stock as of December 31, 2004. In 2005, 2004 and 2003, the Company paid KKR fees of $0.0, $0.5 million and $0.9 million, respectively, for management and consulting services.

On January 19, 2005, the Company announced that it would commence payment of quarterly dividend on its common stock of $.03 per share. The Company paid its fourth quarterly dividend in the amount of $2,729 or $.03 per share on January 4, 2006 to shareholders of record as of December 14, 2005. Cumulative dividends declared during 2005 were $10,763 of which $8,034 were paid in 2005.

Balances of related after-tax components comprising accumulated other comprehensive loss included in shareholders’ equity at December 31, 2003, 2004 and 2005, are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Interest Rate Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2002	$(22,965)	$—	$(58,254)	$(81,219)
Translation adjustments	17,047			17,047
Expiration of interest rate derivatives, net of tax of $439		(669)		(669)
Minimum pension liability adjustment, net of tax of $230			(103)	(103)
Balance at December 31, 2003	(5,918)	(669)	(58,357)	(64,944)
Translation adjustments	11,904			11,904
Revaluation of interest rate derivatives, net of tax of $1,388		2,116		2,116
Minimum pension liability adjustment, net of tax of $2,927			(4,154)	(4,154)
Balance at December 31, 2004	5,986	1,447	(62,511)	(55,078)
Translation adjustments	(11,956)			(11,956)
Revaluation of interest rate derivatives, net of tax of $1,148		(297)		(297)
Minimum pension liability adjustment, net of tax of $6,020			(10,411)	(10,411)
Balance at December 31, 2005	$(5,970)	$1,150	$(72,922)	$(77,742)

Note 5—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have a defined benefit pension plan covering certain U.S. employees (the “Plan”). Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The following is a summary of the Company’s defined benefit plans funded status as of the most recent actuarial valuations; for each year presented below accumulated benefits exceed assets:

	December 31,
	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$335,045	$299,060
Service cost	8,219	7,069
Interest cost	18,237	17,649
Plan participants’ contributions	473	453
Plan amendments	92	5,247
Actuarial loss	26,079	18,915
Foreign exchange translation	(12,995)	3,686
Benefits paid	(17,306)	(17,034)
Benefit obligation at end of year	357,844	335,045

Change in plan assets:
Fair value of plan assets at beginning of year	217,878	188,209
Actual return on plan assets	19,967	20,215
Employer contribution	12,486	22,328
Plan participants’ contributions	473	453
Foreign exchange translation	(2,239)	2,239
Benefits paid	(15,869)	(15,566)
Fair value of plan assets at end of year	232,696	217,878

Excess of liabilities over assets	(125,148)	(117,167)
Unrecognized net actuarial loss	138,668	124,713
Unrecognized prior service cost	10,020	11,290
Unrecognized transition obligation net	(1,045)	(1,079)
Additional minimum pension liability	(128,449)	(117,252)
Accrued benefit cost	$(105,954)	$(99,495)

	Year Ended December 31,
	2005	2004	2003

Components of net pension expense:
Service cost	$8,219	$7,069	$5,910
Interest cost	18,237	17,649	16,894
Expected return on plan assets	(21,251)	(20,152)	(19,702)
Net amortization of actuarial losses	8,328	5,537	3,418
Net pension expense	$13,533	$10,103	$6,520

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	3.00%	3.00%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.75%	6.15%	5.75%	6.15%
Expected long-term return on assets	9.50%	9.50%	n/a	n/a
Rate of compensation increase	3.00%	3.00%	n/a	n/a

The pension expense for pension plans is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on Plan assets. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate on this basis has decreased from 5.75% at December 31, 2004 to 5.50% at December 31, 2005. This will have the effect of increasing pension expense in 2006 by approximately $.7 million. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the pension liability would have decreased $15.0 million or increased $15.5 million, respectively. In developing the expected long-term rate of return assumption on plan assets which consist mainly of U.S. equity and debt securities, the Company evaluated input from its actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The Company also considered its historical sixteen-year compound return of 11.3%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of 11%, 25% with fixed income managers, with an expected long-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8.5%. At December 31, 2005, the asset allocation was 66% with equity managers and 34% with fixed income managers, including high yield managers. The Company believes that its long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews its actual asset allocation and periodically rebalance the Company’s investments to its targeted allocation when considered appropriate. Based on this methodology the Company’s expected long-term rate of return assumption is 9.5% in 2005 and 2004. The Company has also adopted an unfunded Supplemental Employee Retirement Plan, which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had an accumulated benefit obligation of approximately $42,779 and $41,903 at December 31, 2005 and 2004, respectively. Such obligation is included in the Consolidated Balance Sheets and the tables above.

In accordance with the provisions of FAS No. 87, the Company has recognized a minimum pension liability at December 31, 2005 of $128,449 ($117,252 at December 31, 2004) for circumstances in which a pension plan’s accumulated benefit obligation exceeded the fair value of the plan’s assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost, with the net change of $10,411 ($4,154 at December 31, 2004), recorded as a reduction in shareholders’ equity, net of related deferred tax benefits.

The Company made a $10,000 voluntary cash contribution to the U.S. Pension Plan in 2005 and paid benefit payments of $14,200. The Company estimates that based on current actuarial calculations it will make a voluntary cash contribution to the U.S. Pension Plan in 2006 between $10,000 and $15,000. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, we believe any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the APBO at December 31, 2005 and 2004 was 5.50% and 5.75%, respectively. Summary information on the Company’s postretirement medical plans is as follows:

	December 31,
	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$13,104	$12,752
Service cost	114	84
Interest cost	786	776
Paid benefits and expenses	(1,734)	(2,060)
Actuarial loss	1,752	1,552
Benefit obligation at end of year	$14,022	$13,104

Funded status	$(14,022)	$(13,104)
Unrecognized net actuarial loss	10,725	10,052
Unrecognized transition obligation	435	497
Accrued benefit cost	$(2,862)	$(2,555)

	Year ended December 31,
	2005	2004	2003

Components of net postretirement benefit cost:
Service cost	$114	$84	$73
Interest cost	786	776	799
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	1,079	900	857
Net postretirement benefit cost	$2,041	$1,822	$1,791

Note 6—Leases

At December 31, 2005, the Company was committed under operating leases which expire at various dates. Total rent expense under operating leases for the years 2005, 2004, and 2003 were $19,257, $17,664 and $18,650, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2006	$17,712
2007	13,479
2008	9,883
2009	5,715
2010	5,180
Beyond 2010	6,719
Total minimum obligation	$58,688

Note 7—TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 (the “Asset Purchase Agreement”) by and among the Company and Teradyne Corporation, Inc., a Massachusetts Corporation (“Teradyne”). The Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of approximately $384,700 in cash including purchase price adjustments of approximately $5,300. In addition, the Company incurred approximately $8,800 of transaction related expenses. The accompanying Consolidated Statement of Income for the year ended December 31, 2005, includes the results of TCS for the period subsequent to the acquisition date; sales of approximately $34,000 and minimal net income resulting in no impact to 2005 consolidated net earnings per share.

TCS is headquartered in Nashua, New Hampshire and is a leading supplier of high-speed, high-density, printed circuit board interconnect products. TCS sells its products primarily to the data communications, storage and server markets, wireless infrastructure markets and industrial markets. TCS had total sales of approximately $373,000 for the year ended December 31, 2005.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the purchase price was allocated first to the tangible and identifiable intangible assets and then to the liabilities of TCS based upon their fair market values. The excess purchase price over the fair market value of the underlying net assets acquired was allocated to goodwill. The Company is in the process of completing its analysis of fair value attributes of the assets acquired through the use of independent appraisals and management’s estimates. It is anticipated that the final assessment of values will not differ materially from the preliminary assessment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$98,312
Land and depreciable assets, net	33,431
Goodwill	239,273
Intangible assets	45,500
Other assets	72
Assets Acquired	416,588

Liabilities Assumed	23,061

Net Assets Acquired	$393,527

Of the $45,500 of acquired intangible assets, $30,400, $9,000 and $6,100 was assigned to proprietary technology, customer relationships and license agreements, respectively, all of which are subject to amortization. The acquired intangible assets have a total weighted-average useful life of approximately 12 years.  The license agreements, proprietary technology and customer relationships have a weighted average useful life of 8 years, 15 years and 5 years, respectively. The entire amount of goodwill was assigned to the interconnect segment all of which is expected to be deductible for tax purposes.

The following table summarizes the unaudited pro forma combined condensed financial information assuming that the TCS acquisition actually occurred as of the beginning of the period presented. On a pro forma basis for the year ended December 31, 2005, TCS had sales and operating income of approximately $373,000 and $6,700, respectively. Such amounts along with approximately $22,200 of additional pro forma interest expense and related bank fees on borrowings to fund the acquisition are reflected in the pro forma amounts shown below. The pro forma adjustments are based upon available information and reflect a reasonable estimate of the effects of the TCS acquisition for the periods presented on the basis set forth herein. The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the Company’s financial position or results of operations would have been had the TCS acquisition in fact occurred on the dates assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	For The Year Ended December 31,
	2005	2004
Net sales	$2,146,286	$1,940,834
Operating income	347,301	304,451
Net income	195,675	166,746

Net income per common share - Basic	$2.21	$1.89
Net income per common share - Diluted	2.16	1.86

Note 8—Goodwill and Other Intangible Assets

As of December 31, 2005, the Company has goodwill totaling $886,720 of which $813,171 related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment. In 2005, goodwill increased by $341,309 primarily as a result of nine acquisitions with an aggregate acquisition price of $530,022, less the fair value of assets acquired of $188,625, less purchase accounting adjustments related to prior year acquisitions on $270, plus foreign exchange impact of $182. The increase in goodwill was related to the interconnect products and assemblies segment. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to 2005 acquisitions and it is anticipated that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets not subject to amortization other than goodwill. As of December 31, 2005, the Company has acquired amortizable intangible assets with a total gross carrying amount of $51,391 of which $30,400, $9,000 and $6,100 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets. The accumulated amortization related to these intangibles as of December 31, 2005 totaled $4,044 of which $122, $110 and $51 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets. Intangible assets are included in other assets in the accompanying balance sheets. The acquired intangible assets have a total weighted-average useful life of approximately 12 years. The license agreements, proprietary technology and customer relationships have a weighted-average useful life of 8 years, 15 years and 5 years, respectively. The aggregate amortization expense for the year ended December 31, 2005 was approximately $750 and amortization expense estimated for each of the next five fiscal years is approximately $5,000.

Note 9—Reportable Business Segments and International Operations

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

	Interconnect products and assemblies			Cable products			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003

Net sales
—external	$1,592,439	$1,333,838	$1,071,968	$215,708	$196,608	$167,536	$1,808,147	$1,530,446	$1,239,504
—intersegment	2,755	2,311	1,891	15,635	14,369	11,569	18,390	16,680	13,460
Depreciation and amortization	43,945	32,427	30,470	6,216	5,969	6,103	50,161	38,396	36,573
Segment operating income	339,458	271,327	196,377	25,809	24,631	20,420	365,267	295,958	216,797
Segment assets (excluding Goodwill)	880,555	605,645	512,923	77,004	74,634	78,076	957,559	680,279	590,999
Additions to property, plant and equipment	55,002	43,152	28,992	1,671	1,700	1,065	56,673	44,852	30,057

Reconciliation of segment operating income to consolidated income before taxes:

	2005	2004	2003

Segment operating income	$365,267	$295,958	$216,797

Interest expense	(24,090)	(22,540)	(29,505)
Headquarters’ expense and other net expenses	(30,811)	(25,977)	(19,364)
Expense for early extinguishment of debt	(2,398)	—	(10,367)
Consolidated income before taxes	$307,968	$247,441	$157,561

Reconciliation of segment assets to consolidated total assets:

	2005	2004	2003

Segment assets	$957,510	$680,279	$590,999
Goodwill	886,720	545,411	516,335
Other assets	88,310	81,021	74,050
Consolidated total assets	$1,932,540	$1,306,711	$1,181,384

Geographic information:

				Land and
	Net sales			depreciable assets
	2005	2004	2003	2005	2004	2003
United States	$802,351	$674,302	$555,918	$102,434	$69,949	$72,169
International	1,005,796	856,144	683,586	151,455	127,804	106,097
Total	$1,808,147	$1,530,446	$1,239,504	$253,889	$197,753	$178,266

Revenues by geographic area are based on customer location to which product is shipped.

Note 10—Other Expenses, net

Other income (expense) is comprised as follows:

	Year Ended December 31,
	2005	2004	2003

Foreign currency transaction income (losses)	$354	$(643)	$(1,330)
Program fees on sale of accounts receivable	(3,751)	(2,254)	(1,468)
Minority interests	(4,084)	(3,029)	(2,363)
Agency and commitment fees	(1,505)	(980)	(837)
Fees and expenses associated with secondary stock offering	—	(185)	(950)
Other	115	428	(39)
	$(8,871)	$(6,663)	$(6,987)

Note 11—Commitments and Contingencies

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

Note 12—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,		September 30,	December 31,
2005
Net sales	$409,395	$443,642		$446,995	$508,115
Gross profit, including depreciation	135,309	148,717		148,668	156,850
Operating income	77,333	86,046		86,089	93,859
Net income	46,376	52,056		52,089	55,818

Net income per share—Basic	.53	.59		.59	.63
Net income per share—Diluted	.52	.58		.57	.61
Stock price—High	41.94	43.20		46.20	45.12
—Low	33.24	35.79		36.57	38.38

2004
Net sales	$355,261	$387,119		$384,103	$403,963
Gross profit, including depreciation	112,727	123,573		124,079	131,878
Operating income	61,283	69,054		70,303	76,004
Net income	35,658	40,367		41,646	45,640
Net income per share—Basic	.41	.46		.47	.52
Net income per share—Diluted	.40	.45		.47	.51
Stock price—High	34.70	34.49		34.37	37.52
—Low	28.13	29.75		27.90	32.23

2003
Net sales	$277,774	$304,893		$314,798	$342,039
Gross profit, including depreciation	86,442	92,256		97,117	106,474
Operating income	45,171	49,259		52,372	57,618
Net income	23,313	19,479	(1)	28,212	32,986
Net income per share—Basic	.28	.23	(1)	.33	.38
Net income per share—Diluted	.27	.22	(1)	.32	.37
Stock price—High	21.98	24.70		28.84	32.07
—Low	18.50	19.38		23.05	26.03

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

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework. Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2005.

As discussed in Note 7 to the Company’s Consolidated Financial Statements, the Company acquired the Teradyne backplane and connector systems business segment (“TCS”) on December 1, 2005. As a result of the timing of the acquisition and as permitted by the Securities and Exchange Commission, management has excluded certain internal controls at TCS from its assessment of the internal control over financial reporting as of December 31, 2005. The areas excluded constitute approximately 7 percent, 2 percent and 0.2 percent of total assets, revenues and net income, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2005.

Deloitte and Touche LLP has audited the Company’s evaluation of the internal control environment in accordance with the standards of the Public Accounting Oversight Board. Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Deloitte and Touche LLP has issued an unqualified report stating the Company has maintained effective internal control over financial reporting as of December 31, 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income— Years Ended December 31, 2005, December 31, 2004 and December 31, 2003

Consolidated Balance Sheets— December 31, 2005 and December 31, 2004

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income— Years Ended December 31, 2005, December 31, 2004 and December 31, 2003

Consolidated Statements of Cash Flow— Years Ended December 31, 2005, December 31, 2004 and December 31, 2003

Notes to Consolidated Financial Statements

Management Report on Internal Control

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2005

Report of Independent Registered Public Accounting Firm on Schedules
II—Valuation and Qualifying Accounts

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Amphenol Corporation
Wallingford, Connecticut

We have audited the consolidated financial statements of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our report thereon dated March 14, 2006; such consolidated financial statements and report are included elsewhere in the Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Hartford, Connecticut
March 14, 2006

SCHEDULE II
AMPHENOL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	Balance at beginning of period	Charged to cost and expenses	Acquisitions	Deductions	Balance at end of period

2005 Allowance for doubtful accounts	$8,666	$2,327	$1,855	$(1,686)	$11,162
2004 Allowance for doubtful accounts	$9,244	$1,618	$14	$(2,210)	$8,666
2003 Allowance for doubtful accounts	$8,812	$1,837	$521	$(1,926)	$9,244

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 14th day of March, 2006

AMPHENOL CORPORATION

/s/ Martin H. Loeffler
Martin H. Loeffler
Chairman, Chief Executive
Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ Martin H. Loeffler	Chairman, Chief Executive Officer	March 14, 2006
Martin H. Loeffler	and President (Principal Executive Officer)

/s/ Diana G. Reardon	Senior Vice President and Chief Financial	March 14, 2006
Diana G. Reardon	Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ Ronald P. Badie	Director	March 14, 2006
Ronald P. Badie

/s/ Stanley L. Clark	Director	March 14, 2006
Stanley L. Clark

/s/ Edward G. Jepsen	Director	March 14, 2006
Edward G. Jepsen

/s/ Andrew E. Lietz	Director	March 14, 2006
Andrew E. Lietz

/s/ John R. Lord	Director	March 14, 2006
John R. Lord

/s/ Dean H. Secord	Director	March 14, 2006
Dean H. Secord

(a)(3) Listing of Exhibits

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
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

10.4	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.5	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.6	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.7	Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated as of May 19, 2004 (filed as Exhibit 10.6 to the June 30, 2004 10-Q).*
10.8	Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.7 to the June 30, 2004 10-Q).*
10.9	Seventh Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.8 to the June 30, 2004 10-Q).*
10.10

Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*

10.11	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.12	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.13	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.14	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.15	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.16	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.17	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K)*
10.18	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K)*
10.19	Form of 1997 Sale Participation Agreement (filed as Exhibit 10.52 to the December 31, 2004 10-K)*
10.20	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K)*
10.21	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K)*
10.22	Form of 2000 Sale Participation Agreement(filed as Exhibit 10.55 to the December 31, 2004 10-K)*
10.23	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.24	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.25	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.26	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*

10.27	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.28	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.29	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.30	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.31	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.32	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.33	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.34	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.35	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.36	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.37	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.38	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.39	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.40	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.41	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.42	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.43	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.44	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.45	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.46	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.47	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.48	2006 Amphenol Corporation Management Incentive Plan. **
10.49

Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003).*

10.50

Amendment No. 1 to the Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*

10.51

Amendment No. 2 to the Credit Agreement dated as of November 10, 2004, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as an Exhibit to the Form 8-K filed on November 10, 2004).

10.52

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.53

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.54	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.55	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*    Incorporated herein by reference as stated.

**  Filed herewith