Form 10-K/A
period 2005-12-31
AMPHENOL CORP /DE/
filed 2006-03-22
CIK 820313

UNITED STATES

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

EXPLANATORY NOTE

Amphenol Corporation (the “Company”) is filing this amendment to Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 to add the electronic signature of the Company’s independent registered public accounting firm, Deloitte and Touche LLP (“Deloitte”), to the following reports:

•      The Report of Independent Registered Public Accounting Firm for the consolidated financial statements and management’s assessment of internal control, and the effectiveness of the Company’s internal control over financial reporting

•      The Report of Independent Registered Public Accounting Firm on the consolidated financial statement schedules of the Company listed in Item 15

•      The Consent of Independent Registered Public Accounting Firm in Exhibit 23.1

The omission was due to an inadvertent printing error.

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
March 14, 2006

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
March 14, 2006