Form 10-K/A
period 2005-12-31
AMPHENOL CORP /DE/
filed 2006-03-24
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Yes   ☐   No   ☒

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

Large accelerated filer   ☒, Accelerated filer   ☐, Non-accelerated filer   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐   No   ☒

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

EXPLANATORY NOTE

Amphenol Corporation  (the “Company”) is filing this Amendment No 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, for the sole purpose of filing signed copies of (i) the Report of Independent Registered Public Accounting Firm for the consolidated financial statements and management’s assessment of internal control, and the effectiveness of the Company’s internal control over financial reporting, (ii) the Report of Independent Registered Public Accounting Firm on the consolidated financial statement schedules of the Company listed in Item 15 and (iii) the Consent of Independent Registered Public Accounting Firm in Exhibit 23.1, together with the proper signature to the Amendment and the certifications required pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Prior filings of the 2005 Form 10-K, as amended, inadvertently omitted signatures and/or certifications for these items.  This Amendment No. 2 on Form 10-K/A does not change or update the financial statements or any of the other disclosures contained in the original Form 10-K.

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

/s/ Deloitte & Touche

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

/s/ Deloitte & Touche

Hartford, Connecticut
March 14, 2006

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 24th day of March, 2006

AMPHENOL CORPORATION

/s/ Diana G. Reardon
Diana G. Reardon Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Listing of Exhibits

23.1	Consent of Deloitte & Touche
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer).
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).