Form 10-Q
period 2006-03-31
AMPHENOL CORP /DE/
filed 2006-05-08
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10879

AMPHENOL CORPORATION

Delaware (State of Incorporation)	22-2785165 (IRS Employer Identification No.)
358 Hall Avenue Wallingford, Connecticut 06492 203-265-8900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act  (Check one):

Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of April 30, 2006, the total number of shares outstanding of Class A Common Stock was 89,587,586.

Amphenol Corporation

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and short-term cash investments	$37,304	$38,669
Accounts receivable, less allowance for doubtful accounts of $11,489 and $11,162, respectively	335,104	302,867
Inventories	347,842	325,865
Prepaid expenses and other assets	50,545	42,413
Total current assets	770,795	709,814
Land and depreciable assets, less accumulated depreciation of $368,414 and $352,408, respectively	263,969	253,889
Deferred debt issuance costs	2,300	2,351
Goodwill	902,584	886,720
Other assets	69,290	79,766
	$2,008,938	$1,932,540

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$196,626	$177,266
Accrued interest	4,620	4,998
Accrued salaries, wages and employee benefits	42,920	42,705
Accrued income taxes	45,968	45,124
Other accrued expenses	61,337	48,078
Dividend payable	2,734	2,729
Current portion of long-term debt	16,409	15,030
Total current liabilities	370,614	335,930
Long-term debt	741,408	765,970
Accrued pension and post employment benefit obligations	113,751	108,816
Other liabilities	23,897	32,589
Shareholders’ Equity:
Common stock	89	89
Additional paid-in deficit	(156,440)	(164,082)
Accumulated earnings	1,039,906	985,317
Accumulated other comprehensive loss	(69,940)	(77,742)
Treasury stock, at cost	(54,347)	(54,347)
Total shareholders’ equity	759,268	689,235
	$2,008,938	$1,932,540

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Net sales	$568,991	$409,395

Costs and expenses:
Cost of sales, excluding depreciation and amortization	373,023	263,425
Depreciation and amortization expense	17,776	10,814
Selling, general and administrative expense	79,801	57,823
Operating income	98,391	77,333
Interest expense	(10,184)	(5,403)
Other expenses, net	(2,724)	(1,664)
Income before income taxes	85,483	70,266
Provision for income taxes	(28,209)	(23,890)

Net income	$57,274	$46,376

Net income per common share—Basic	$.64	$.53

Average common shares outstanding-Basic	89,447,160	88,016,736

Net income per common share-Diluted	$.63	$.52

Average common shares outstanding-Diluted	91,530,174	89,904,666

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Three Months ended March 31,
	2006	2005
Net income	$57,274	$46,376
Adjustments for cash from operations:
Depreciation and amortization	17,776	10,814
Amortization of deferred debt issuance costs	131	364
Stock-based compensation	1,781	—
Net change in operating assets and liabilities	(23,209)	(18,827)
Other long term assets and liabilities	2,150	(131)
Cash flow provided by operations	55,903	38,596
Cash flow from investing activities:
Capital additions, net	(20,160)	(12,475)
Investments in acquisitions	(15,682)	(53,039)
Cash flow used by investing activities	(35,842)	(65,514)
Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	(24,032)	23,678
Excess tax benefits from stock-based payment arrangements	1,289	—
Purchase of treasury stock	—	(4,723)
Proceeds from exercise of stock options	3,996	4,048
Dividend payments	(2,679)	—
Cash flow (used by) provided by financing activities	(21,426)	23,003
Net change in cash and short-term cash investments	(1,365)	(3,915)
Cash and short-term cash investments balance, beginning of period	38,669	30,172
Cash and short-term cash investments balance, end of period	$37,304	$26,257
Cash paid during the year for:
Interest	$10,431	$5,007
Income taxes paid, net of refunds	$21,260	$23,750

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1—Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, the related condensed consolidated statements of income and the condensed consolidated statements of cash flow for the three months ended March 31, 2006 and 2005 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”). The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.

Note 2—Inventories

Inventories consist of:

	March 31, 2006	December 31, 2005
Raw materials and supplies	$101,616	$101,042
Work in process	164,999	141,944
Finished goods	81,227	82,879
	$347,842	$325,865

Note 3—Reportable Business Segments

The Company has two reportable business segments: (i) interconnect products and assemblies and (ii) cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, military, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable and related products primarily for the communications markets, including cable television. The Company’s two reportable segments are an aggregation of business units that have similar production processes and products. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest expense, headquarters’ expense allocations, stock-based compensation expense, income taxes and nonrecurring gains and losses.

The segment results for the three months ended March 31, 2006 and 2005 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2006	2005	2006	2005	2006	2005
Net sales
-external	$509,058	$361,155	$59,933	$48,240	$568,991	$409,395
-inter-segment	863	472	4,027	3,921	4,890	4,393
Segment operating income	99,869	75,791	6,291	6,175	106,160	81,966

Reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2006 and 2005:

	2006	2005
Segment operating income	$106,160	$81,966
Interest expense	(10,184)	(5,403)
Other expenses, net	(8,712)	(6,297)
Stock-based compensation expense	(1,781)	—
Consolidated income before income taxes	$85,483	$70,266

Note 4—Comprehensive Income

Total comprehensive income for the three months ended March 31, 2006 and 2005 is summarized as follows:

	2006	2005
Net income	$57,274	$46,376
Translation adjustments	4,091	(5,534)
Revaluation of interest rate derivatives	3,711	1,106
Total comprehensive income	$65,076	$41,948

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

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with and into Honeywell International Inc. (“Honeywell”) in December 1999). Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites. Amphenol Corporation and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs. Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. Substantially all of the environmental cleanup matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement.

Note 6—Stock-based Compensation

The Company has two option plans, the 1997 Option Plan and the 2000 Option Plan (the “Option Plans”). The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At March 31, 2006, the maximum number of shares of common stock available for the granting of stock options under the Option Plans was 747,430. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are generally subject to Management Stockholder Agreements which, among other things, place restrictions on the sale or transfer of such shares. In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors. At March 31, 2006, the maximum number of shares of common stock available for the granting of stock options under the Directors Plan was 210,000. Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and, in connection therewith compensation expense is recognized in its consolidated statement of income for the three months ended March 31, 2006 over the service period that the awards are expected to vest. The Company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.  Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.  As a result of adopting SFAS 123(R) on January 1, 2006 the Company’s income before income taxes and net income for the three months ended March 31, 2006 was reduced by $1,781 and $1,208, respectively, or $.01 per share. The expense incurred for stock-based compensation plans is classified in selling, general and administrative expenses on the accompanying statement of income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three months ended  March 31, 2005:

Net Income	$46,376
Less: Total stock-based compensation expense determined under the Black-Scholes option model, net of related tax effects	(998)
Pro forma net income	$45,378

Earnings Per Share:
Basic-as reported	$.53
Basic-pro forma	$.52

Diluted-as reported	$.52
Diluted-pro forma	$.50

The fair value of stock options granted for the three months ended March 31, 2005 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

Expected volatility	25%
Expected dividend yield	0.3%
Expected term (in years)	3
Risk free interest rate	4.0%

At grant date, the weighted average fair value of options granted during the three months ended March 31, 2005 was $8.37.

A summary of option activity under the Option Plans as of March 31, 2006 and changes during the three months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	6,393,506	$24.68
Options granted	—	—
Options exercised	(202,282)	19.97
Options cancelled	(17,320)	25.75

Options outstanding at March 31, 2006	6,173,904	24.54	6.23	$170,670
Exercisable at March 31, 2006	3,151,269	20.56	4.81	$99,635

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $5,939 and $5,109, respectively.

A summary of the status of the Company’s non-vested options as of March 31, 2006 and changes during the three months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at December 31, 2005	3,041,288	$9.13
Options vested	(1,333)	8.37
Options cancelled	(17,320)	8.80
Non-vested options at March 31, 2006	3,022,635	9.13

On March 31, 2006 the total compensation cost related to non-vested options not yet recognized is approximately $17,500, with a weighted average expected amortization period of 3.1 years. The total fair value of options vested during the three months ended March 31, 2006 and 2005 was approximately $11 and $0, respectively. There were no options vested during the three months ended March 31, 2005.

Note 7—Shareholders’ Equity

On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 2.0 million shares of its common stock during the period ended December 31, 2005. On October 20, 2004, the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006. At March 31, 2006, approximately 3.3 million shares of common stock remained available for repurchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share. The Company paid a quarterly dividend in the amount of $2,734 or $.03 per share on April 5, 2006 to shareholders of record as of March 15, 2006. Cumulative dividends paid during 2006, including the April 5, 2006 payment, were $5,413.

Note 8—Benefit Plans

The Company and its domestic subsidiaries have a defined benefit pension plan covering the majority of U.S. employees. Plan benefits are generally based on years of service and compensation and are currently noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs. The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three months ended March 31, 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$2,476	$2,080	$33	$29
Interest cost	4,670	4,603	184	196
Expected return on plan assets	(5,334)	(5,329)	—	—

Amortization of transition obligation	(24)	(18)	16	16
Amortization of prior service cost	396	397	—	—
Amortization of net actuarial losses	2,201	1,712	317	269
Net benefits cost	$4,385	$3,445	$550	$510

The Company plans on making a voluntary cash contribution to the U.S. pension plan of approximately $15,000 in September 2006.

Note 9—TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 by and among the Company and Teradyne, Inc., a Massachusetts Corporation (“Teradyne”), the Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of approximately $384,700 in cash including purchase price adjustments of approximately $5,300. In addition, the Company incurred approximately $8,800 of transaction related expenses. The purchase price was financed through borrowings under the Company’s revolving credit facility (Note 11). The accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2006, includes the results of TCS. TCS had sales of approximately $94,000 and operating income margins of approximately 10% for the three months ended March 31, 2006. The Company incurred additional interest expense of approximately $5,400 during the period as a result of the incremental borrowings. As such, TCS contributed approximately $.03 to diluted earnings per share for the three months ended March 31, 2006.

TCS is headquartered in Nashua, New Hampshire and is a leading supplier of high-speed, high-density, printed circuit board interconnect products. TCS sells its products primarily to the data communications, storage and server markets and wireless infrastructure markets. TCS had total sales of approximately $373,000 for the year ended December 31, 2005.

The TCS acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the purchase price was allocated first to the tangible and identifiable assets and then to the liabilities of TCS based upon their fair market values. The excess purchase price over the fair market value of the underlying net assets acquired was allocated to goodwill.

Note 10—Goodwill and Other Intangible Assets

As of March 31, 2006, the Company has goodwill totaling $902,584 of which $829,035 related to the interconnect products and assemblies segment with the remainder related to the cable products segment. For the three months ended March 31, 2006, goodwill increased by $15,864 primarily as a result of an acquisition with an aggregate acquisition price of approximately $18,200, less the fair value of assets acquired of approximately $6,000, plus net purchase accounting adjustments related to prior year acquisitions of approximately $3,700. The increase in goodwill was related to the interconnect products and assemblies segment. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to certain 2005 and 2006 acquisitions and it is anticipated that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets, other than goodwill, that is not subject to amortization. As of March 31, 2006, the Company has acquired amortizable intangible assets with a total gross carrying amount of $52,091 of which $30,700, $9,500 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets. The accumulated amortization related to these intangibles as of March 31, 2006 totaled $5,530 of which $682, $633 and $313 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets. Intangible assets are included in other assets in the accompanying balance sheets. The aggregate amortization expense for the three months ended March 31, 2006 was approximately $1,543 and amortization expense estimated for each of the next five fiscal years, including 2006, is approximately $5,100.

Note 11—Long-Term Debt

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility. The new bank agreement (the “Revolving Credit Facility”) is comprised of a five-year $750,000 unsecured revolving credit facility that expires in July 2010, of which approximately $440,000 was drawn at the closing of the refinancing. The net proceeds from the refinancing were used to repay all amounts outstanding under the Company’s previous senior credit facility and for working capital purposes. On November 15, 2005, the Company exercised its option to increase the aggregate commitments under the Revolving Credit Facility by an additional $250,000 thereby increasing the Revolving Credit Facility to $1,000,000 from $750,000.

At March 31, 2006, availability under the Revolving Credit Facility was $296,838, after a reduction of $11,462 for outstanding letters of credit. In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2,398 (less tax effects of $791) or $.02 per share after tax. Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 60 basis points. The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio

(Debt divided by EBITDA) lower than 3.50X; at March 31, 2006, such ratios as defined in the Revolving Credit Facility were 9.38X and 1.84X, respectively. The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50,000 for capital leases, $200,000 for general indebtedness, $200,000 for acquisition indebtedness, (of which approximately $9,144, $0 and $0 were outstanding at March 31, 2006, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250,000, or approximately $329,909 at March 31, 2006, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400,000, or approximately $508,619 at March 31, 2006, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets. At March 31, 2006, the Company was in compliance with these covenants and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair value indicated that termination of the agreements at March 31, 2006 would have resulted in a pre-tax gain of $7,876; such gain, net of tax of $3,016 was recorded in other comprehensive income.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Item 2. Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Net sales increased approximately 39% in US dollars and 41% in local currencies to $569.0 in the first quarter of 2006, compared to sales of $409.4 for the same period in 2005. Excluding the impact of acquisitions completed subsequent to the first quarter of 2005, sales increased approximately 12% in US dollars and 14% in local currencies in the first quarter of 2006 over the comparable period in 2005. Sales of interconnect products and assemblies increased 41% in U.S. dollars and 44% in local currencies in the first quarter of 2006 compared to 2005 ($509.1 in 2006 versus $361.2 in 2005). Sales increased in the Company’s major end markets including the mobile communications, computer/data communications, military/aerospace, and industrial markets. Sales increases occurred in all major geographic regions and resulted from acquisitions, the continuing development of new application specific solutions and value added products and increased worldwide presence with the leading companies in target markets. Sales of cable products increased 24% in the first quarter of 2006 compared to the same period in 2005 ($59.9 in 2006 versus $48.2 in 2005). Such increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion and the impact of price increases. Geographically, sales in the United States in the first quarter of 2006 increased 40% compared to the same period in 2005 ($253.6 in 2006 versus $181.0 in 2005). International sales for the first quarter of 2006 increased approximately 38% in U.S. dollars ($315.4 in 2006 versus $228.4 in 2005) and increased approximately 42% in local currency compared to 2005. Currency translation had the effect of increasing sales in the first quarter of 2006 by approximately $10.1 when compared to exchange rates for the same 2005 period.

The gross profit margin as a percentage of net sales (excluding depreciation from cost of sales) was 34% for the first quarter of 2006 compared to 35% for the first quarter of 2005. The decline in gross margin percentage resulted from a decline of approximately 2% in the cable product segment margins and a decline of approximately 1% in the interconnect segment margins. Excluding the impact of the TCS acquisition (Note 9), both the consolidated gross margin percentage and the interconnect segment margin percentage increased by approximately 1%. TCS has margins that are lower than the average of the Company and while the acquisition added approximately $.03 per share to diluted earnings per share in the first quarter of 2006, its inclusion in the consolidated results lowered the margin percentage. Interconnect segment margins excluding the impact of TCS improved over the first quarter of 2005 as a result of the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control. The operating margins for the cable products segment decreased by approximately 2% compared to the same period in 2005. The decline in margin for cable products in the quarter is due primarily to the impact of higher material and freight costs in 2006 driven by higher commodity and energy prices offset in part by price increases implemented in 2005 and 2006. Depreciation and amortization expense increased to $17.8 in the first quarter of 2006 from $10.8 in the first quarter of 2005 and was approximately 3% of sales in both periods. The majority of the increase relates to the impact of acquisitions including amortization of related intangibles of approximately $1.5 and to a lesser extent depreciation on new capital expenditures. Depreciation and amortization expenses excluding the impact of the TCS acquisition (Note 9) was approximately 3% of sales.

Selling, general and administrative expenses increased to $79.8 in the first quarter of 2006 compared to

$57.8 in the first quarter of 2005 and remained relatively constant as a percentage of sales at 14%. The increase in expense in the first quarter of 2006 is attributable to the impact of acquisitions, increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development, increased administrative costs for insurance and pension expenses and $1.8 related to stock-based compensation expense as a result of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” which was effective on January 1, 2006. Excluding the impact of the TCS acquisition (Note 9) and stock-based compensation expense, selling, general and administrative expense was approximately 14% of sales for the first quarter of 2006.

Other expense, net, for the first quarter of 2006 and 2005 was $2.7 and $1.7, respectively, and was comprised primarily of program fees on the sale of accounts receivable ($1.2 in 2006 and $.8 in 2005), minority interests ($1.1 in 2006 and $.6 in 2005) and agency and commitment fees on the Company’s senior credit facility ($.6 in 2006 and $.3 in 2005).

Interest expense for the first quarter of 2006 was $10.2 compared to $5.4 for the same period in 2005. The increase for the first quarter of 2006 compared to the 2005 period is attributable primarily to higher average debt levels as well as the result of higher interest rates. The higher debt levels relate to the funding of the TCS acquisition (Note 9).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and, in connection therewith compensation expense is recognized in its consolidated statement of income for the three months ended March 31, 2006 over the service period that the awards are expected to vest. The Company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.  Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.  As a result of adopting SFAS 123(R) on January 1, 2006 the Company’s income before income taxes and net income for the three months ended March 31, 2006 was reduced by $1,781 and $1,208, respectively, or $.01 per share.

The provision for income taxes for the first quarter of 2006 and 2005 was at effective rates of 33% and 34%, respectively. In the third quarter of 2005, the Company adjusted its 2005 effective tax rate from 34% to 33% to reflect the impact of the American Jobs Creation Act of 2004 (the “Act”). The 2006 tax rate reflects the benefit of certain ongoing provisions of the Act and the impact of higher income levels in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Cash provided by operating activities was $55.9 in the first three months of 2006 compared to $38.6 in the same 2005 period. The increase in cash flow related primarily to an increase in net income partially offset by a larger increase, in the 2006 period, in the non-cash components of working capital. The non-cash components of working capital increased $23.2 in the first three months of 2006 due primarily to increases of $25.6 and $16.5, respectively, in accounts receivable and inventory due to higher levels of sales and an increase in other current assets of $5.6, partially offset by an increase in accounts payable and accrued expenses of $16.4 and $8.5, respectively, due to increased activity. The non-cash components of working capital increased $18.8 in the first three months of 2005 due primarily to a decrease of $13.5 in accrued liabilities resulting primarily from increased income tax payments, and increases of $12.5 and $11.8, respectively, in accounts receivable and inventory due to higher levels of sales partially offset by an increase in receivables sold under the Company’s accounts receivable securitization program of $5.0 and an increase in accounts payable of $11.3 due to increased activity.

Accounts receivable increased $32.2, due primarily to increased sales volume and to a lesser extent from the translation impact resulting from a relatively weaker U.S. dollar at March 31, 2006 compared to December 31, 2005 and acquisitions. Days sales outstanding, computed before sales of receivables, decreased 1.6 days to 63.5 days. Inventory increased $22.0 to $347.8 primarily due to the impact of higher sales volume, $4.1 from acquired companies and the translation impact resulting from a relatively weaker U.S. dollar at March 31, 2006 as compared to December 31, 2005. Inventory turnover, excluding the impact of acquisitions, increased from 4.2x at December 31, 2005 to 4.5x at March 31, 2006. Land and depreciable assets, net, increased $10.1 to $264.0 reflecting capital expenditures of $20.2, $3.1 from acquired companies and the translation impact resulting from a relatively weaker U.S. dollar at March 31, 2006 as compared to December 31, 2005 partially offset by depreciation expense of $16.2. Goodwill increased $15.9 to $902.6, primarily as a result of an acquisition in the first three months of 2006 and adjustments relative to prior year acquisitions. Other accrued expenses increased $13.3 to $61.3 and other long-term liabilities decreased $8.7 to $23.9 primarily due to the reclassification of certain deferred purchase price obligations from long-term to current liabilities. Accounts payable increased $19.4 to $196.6 as a result of higher operating levels.

For the first three months of 2006, cash from operating activities of $55.9, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $5.3 and a reduction of cash on hand of $1.4 were used to fund capital expenditures of $20.2, acquisitions of $15.7, dividend payments of $2.7 and a net debt reduction of $24.0. For the first quarter of 2005, cash from operating activities of $38.6, borrowings of $23.7, proceeds from exercise of stock options of $4.0 and a reduction in cash on hand of $3.9, were used primarily to fund capital expenditures of $12.5, acquisitions of $53.0 and treasury stock purchases of $4.7.

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility. The new bank agreement (the “Revolving Credit Facility”) is comprised of a five-year $750.0 unsecured revolving credit facility that expires in July 2010, of which approximately $440.0 was drawn at the closing of the refinancing. The net proceeds from the refinancing were used to repay all amounts outstanding under the Company’s previous senior credit facility and for working capital purposes. On November 15, 2005, the Company exercised its option to increase the aggregate commitments under the Revolving Credit Facility by an additional $250.0 thereby increasing the Revolving Credit Facility to $1,000.0 from $750.0. In December 2005, the TCS acquisition (Note 9) was funded with borrowings under the revolving credit facility.

At March 31, 2006, availability under the Revolving Credit Facility was $296.8, after a reduction of $11.5 for outstanding letters of credit. In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2.4 (less tax effects of $0.8) or $.02 per share after tax. Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 60 basis points. The Company also pays certain annual agency and facility fees. The

Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (Debt divided by EBITDA) lower than 3.50X; at March 31, 2006, such ratios as defined in the Revolving Credit Facility were 9.38X and 1.84X, respectively. The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50.0 for capital leases, $200.0 for general indebtedness, $200.0 for acquisition indebtedness, (of which approximately $9.1, $0 and $0 were outstanding at March 31, 2006, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250.0, or approximately $329.9 at March 31, 2006, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400.0, or approximately $508.6 at March 31, 2006, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets. At March 31, 2006, the Company was in compliance with these covenants and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0, $250.0 and $250.0 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair value indicated that termination of the agreements at March 31, 2006 would have resulted in a pre-tax gain of $7.9; such gain, net of tax of $3.0 was recorded in other comprehensive income.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $85.0 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The agreement includes certain covenants and provides for various events of termination. The agreement expires in May 2007. At March 31, 2006 and December 31, 2005, approximately $85.0 of receivables were sold under the agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service. The Company may also use cash to fund all or part of the cost of future acquisitions. The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Company’s revolving credit facility and the sale of receivables under the Company’s accounts receivable agreement. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

In March 2004, the Company announced that its Board of Directors had authorized an open market stock repurchase program (the “Program”) of up to two million shares of the Company’s common stock during the period ended December 31, 2005. In October 2004, the Program was amended to increase the number of authorized shares to five million and to extend the expiration date until September 30, 2006. The timing and price of any purchases under the Program will depend on market conditions. During the first three months of 2006, the Company did not purchase any shares of common stock. At March 31, 2006, approximately 3.3 million shares remained available for purchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share. The Company paid a quarterly dividend in the amount of $2.7 or $.03 per share on April 5, 2006 to shareholders of record as of March 15, 2006. Cumulative dividends paid during 2006, including the April 5, 2006 payment, were $5.4.

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

TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 by and among the Company and Teradyne, Inc., a Massachusetts Corporation (“Teradyne”), the Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of approximately $384.7 in cash including purchase price adjustments of approximately $5.3. In addition, the Company incurred approximately $8.8 of transaction related expenses. The purchase price was financed through borrowings under the Company’s revolving credit facility (Note 11). The accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2006, includes the results of TCS. TCS had sales of approximately $94.0 and operating income margins of approximately 10% for the three months ended March 31, 2006. In addition, the Company incurred additional interest expense of approximately $5.4 during the period as a result of the incremental borrowings. As such, TCS contributed approximately $.03 to diluted earnings per share for the three months ended March 31, 2006.

TCS is headquartered in Nashua, New Hampshire and is a leading supplier of high-speed, high-density, printed circuit board interconnect products. TCS sells its products primarily to the data communications, storage and server markets and wireless infrastructure markets. TCS had total sales of approximately $373.0 for the year ended December 31, 2005.

The TCS acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the purchase price was allocated first to the tangible and identifiable assets and then to the liabilities of TCS based upon their fair market values. The excess purchase price over the fair market value of the underlying net assets acquired was allocated to goodwill.

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

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with and into Honeywell in December 1999). Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites. Amphenol Corporation and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are reimbursed by Honeywell based on the Honeywell Agreement entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs. Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. Substantially all of the environmental cleanup matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement.

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements, which should be considered subject to the many uncertainties that exist in the Company’s operations and business environment. These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in the Company’s 2005 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2005 Annual Report on Form 10-K. Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the third quarter 2005 as discussed in Liquidity and Capital Resources above. In conjunction with the 2005 refinancing and the funds drawn in conjunction with the TCS acquisition (Note 9), the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. At March 31, 2006, the Company’s average LIBOR rate was 4.60%. A 10% change in the LIBOR interest rate at March 31, 2006 would have the effect of increasing or decreasing interest expense by approximately $0.2 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurances that interest rates will not significantly change.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and that the Company’s disclosure controls and procedures are effective in reasonably assuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program of up to 2.0 million shares of its common stock during the period ending December 31, 2005. On October 20, 2004, the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006. There were no shares purchased under the Program during the three months ended March 31, 2006 and, as such, at March 31, 2006, approximately 3.3 million shares of Common Stock remained available for repurchase under the Program.

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

10.11	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.12	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.13	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.14	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.15	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.16	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.17	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K)*
10.18	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K)*
10.19	Form of 1997 Sale Participation Agreement (filed as Exhibit 10.52 to the December 31, 2004 10-K)*

10.20	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K)*
10.21	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K)*
10.22	Form of 2000 Sale Participation Agreement(filed as Exhibit 10.55 to the December 31, 2004 10-K)*
10.23	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.24	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.25	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.26	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.27	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.28	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.29	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.30	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.31	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.32	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.33	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.34	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.35	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.36	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.37	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.38	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.39	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.40	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.41	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.42	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.43	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.44	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*

10.45	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.46	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.47	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.48	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.49	2005 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.56 to the March 31, 2005 10-Q).*
10.50	2006 Amphenol Corporation Management Incentive Plan. (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.51

Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003).*

10.52

Amendment No. 1 to the Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*

10.53

Amendment No. 2 to the Credit Agreement dated as of November 10, 2004, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as an Exhibit to the Form 8-K filed on November 10, 2004).*

10.54

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.55

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.56	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.57	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
10.58	Amphenol Corporation Employee Savings/401(k) Plan Document.**
10.59	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*    Incorporated herein by reference as stated.
**  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amphenol Corporation
By:	/s/ DIANA G. REARDON
Diana G. Reardon Authorized Signatory and Principal Financial Officer

Date:  May 8, 2006