Form 10-K/A
period 2005-12-31
AMPHENOL CORP /DE/
filed 2006-06-08
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3

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

Yes  ☒   No☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐   No☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No☒

The aggregate market value of Amphenol Corporation common stock, $.001 par value, held by non-affiliates was approximately $3,557 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2005.

As of December 31, 2005, the total number of shares outstanding of registrant’s common stock was 89,311,958.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

Amphenol Corporation  (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, for the sole purpose of filing signed copies of (i) the Report of Independent Registered Public Accounting Firm for the consolidated financial statements and management’s assessment of internal control, and the effectiveness of the Company’s internal control over financial reporting, (ii) the Report of Independent Registered Public Accounting Firm on the consolidated financial statement schedules of the Company listed in Item 15 and (iii) the Consent of Independent Registered Public Accounting Firm in Exhibit 23.1. The original filing of the reports and consent of the Company’s independent auditors inadvertently omitted the electronic signatures of such firm.

In order to comply with certain requirements of the SEC’s rules in connection with the filing of this Amendment on Form 10-K/A, this amendment includes (i) the complete text of Item 8. Financial Statements and Supplementary Data and (ii) Item 15. Exhibits and Financial Statement  Schedules.  This Amendment No. 3 on Form 10-K/A does not change or update the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

PART II

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

/s/ Deloitte & Touche

Hartford, Connecticut
March 14, 2006

Consolidated Statements of Income
(dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003

Net sales	$1,808,147	$1,530,446	$1,239,504
Costs and expenses:
Cost of sales, excluding depreciation and amortization	1,162,004	999,965	820,724
Depreciation and amortization expense	50,666	38,829	37,007
Selling, general and administrative expense	252,150	215,008	177,353
Operating income	343,327	276,644	204,420
Interest expense	(24,090)	(22,540)	(29,505)
Other expenses, net	(8,871)	(6,663)	(6,987)
Expense for early extinguishment of debt	(2,398)	-	(10,367)
Income before income taxes	307,968	247,441	157,561
Provision for income taxes	(101,629)	(84,130)	(53,571)
Net income	$206,339	$163,311	$103,990
Net income per common share — Basic	$2.33	$1.86	$1.21

Average common shares outstanding — Basic	88,551,630	88,023,082	86,100,688

Net income per common share — Diluted	$2.28	$1.82	$1.18

Average common shares outstanding - Diluted	90,471,737	89,736,656	88,131,720

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31,
	2005	2004
Assets
Current Assets:
Cash and short-term cash investments	$38,669	$30,172
Accounts receivable, less allowance for doubtful accounts of $11,162 and $8,666, respectively	302,867	214,158
Inventories:
Raw materials and supplies	101,042	55,697
Work in process	141,944	128,879
Finished goods	82,879	62,727
	325,865	247,303
Prepaid expenses and other assets	42,413	37,382
Total current assets	709,814	529,015

Land and depreciable assets:
Land	15,582	14,120
Buildings	112,449	109,525
Machinery and equipment	478,266	423,363
	606,297	547,008
Less accumulated depreciation	(352,408)	(349,255)
	253,889	197,753
Deferred debt issuance costs	2,351	6,451
Goodwill	886,720	545,411
Other assets	79,766	28,081
	$1,932,540	$1,306,711

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$177,266	$134,856
Accrued interest	4,998	2,183
Accrued salaries, wages and employee benefits	42,705	38,535
Accrued income taxes	45,124	48,025
Other accrued expenses	50,807	37,064
Current portion of long-term debt	15,030	16,909
Total current liabilities	335,930	277,572
Long-term debt	765,970	432,144
Accrued pension and post employment benefit obligations	108,816	102,050
Other liabilities	32,589	13,341
Commitments and contingent liabilities (Notes 2, 6 and 11)
Shareholders’ Equity:
Class A Common Stock, $.001 par value; 100,000,000 shares authorized; 89,311,958 and87,891,533 shares outstanding at December 31, 2005 and 2004, respectively	89	88
Additional paid-in capital (deficit)	(164,082)	(207,504)
Accumulated earnings	985,317	789,741
Accumulated other comprehensive loss	(77,742)	(55,078)
Treasury stock, at cost; 1,673,100 and 1,455,500 shares at December 31, 2005 and 2004, respectively	(54,347)	(45,643)
Total shareholders’ equity	689,235	481,604
	$1,932,540	$1,306,711

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income

(dollars in thousands, except per share data)

		Additional			Accumulated
		Paid-In			Other		Total
	Common	Capital	Comprehensive	Accumulated	Comprehensive	Treasury	Shareholders’
	Stock	(Deficit)	Income (Loss)	Earnings	Income (Loss)	Stock	Equity
Balance December 31, 2002	$86	$(274,325)		$522,440	$(81,219)	$—	$166,982
Comprehensive income:
Net income			$103,990	103,990			103,990

Other comprehensive loss, net of tax:
Translation adjustments			17,047		17,047		17,047
Revaluation of interest rate derivatives			(669)		(669)		(669)
Minimum pension liability adjustment			(103)		(103)		(103)
Other comprehensive income			16,275
Comprehensive income			120,265
Deferred compensation		240					240
Stock options exercised, including tax benefit	1	35,918					35,919

Balance December 31, 2003	87	(238,167)		626,430	(64,944)	—	323,406

Comprehensive income:
Net income			163,311	163,311			163,311

Other comprehensive income, net of tax:
Translation adjustments			11,904		11,904		11,904
Revaluation of interest rate derivatives			2,116		2,116		2,116
Minimum pension liability adjustment			(4,154)		(4,154)		(4,154)
Other comprehensive income			9,866
Comprehensive income			173,177
Purchase of treasury stock						(45,643)	(45,643)
Deferred compensation		329					329
Stock options exercised, including tax benefit	1	30,334					30,335
Balance December 31, 2004	88	(207,504)		789,741	(55,078)	(45,643)	481,604

Comprehensive income:
Net income			206,339	206,339			206,339

Other comprehensive income, net of tax:
Translation adjustments			(11,956)		(11,956)		(11,956)
Revaluation of interest rate derivatives			(297)		(297)		(297)
Minimum pension liability adjustment			(10,411)		(10,411)		(10,411)
Other comprehensive loss			(22,664)

Comprehensive income			$183,675

Purchase of treasury stock						(8,704)	(8,704)
Deferred compensation		193					193
Stock options exercised, including tax benefit	1	36,449					36,450
Dividends declared				(10,763)			(10,763)
Shares issued in connection with acquisition		6,780					6,780
Balance December 31, 2005	$89	$(164,082)		$985,317	$(77,742)	$(54,347)	$689,235

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

Recent Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“FAS”) 123R “Share-Based Payment”. FAS 123R applies to all transactions involving the issuance, by a company, of its own equity (stock, stock options, or other equity instruments) in exchange for goods or services, including employee services. FAS 123R requires entities to recognize the cost of employee services received in exchange for the stock-based compensation using the fair value of those stocks on the grant date (with limited exceptions). The Company has adopted FAS 123R on January 1, 2006 using the modified prospective method. The impact of adoption of FAS 123R is expected to result in approximately $10,000 of (pretax) expense during 2006 although it will depend in part on the level of share-based payments granted in the future.

Note 2—Long-Term Debt

Long-term debt consists of the following:

			December 31,
	Average Interest Rate at December 31, 2005	Maturity	2005	2004

Revolving Credit Facility	5.2%	2010	$720,900	$—
2003 bank agreement:
Term Loan — Tranche A			—	13,000
Term Loan — Tranche B			—	400,000
Notes payable to foreign banks and other debt	4.6%	2005-2017	60,100	36,053

			781,000	449,053
Less current portion			15,030	16,909

Total long-term debt			$765,970	$432,144

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

Stock option activity for 2003, 2004 and 2005 was as follows:

		Average
	Options	Price

Options outstanding at December 31, 2002	9,249,090	$15.04
Options granted	1,231,800	20.09
Options exercised	(2,532,600)	8.11
Options cancelled	(84,540)	21.41
Options outstanding at December 31, 2003	7,863,750	17.99
Options granted	1,062,600	30.30
Options exercised	(1,652,042)	11.50
Options cancelled	(262,100)	22.53
Options outstanding at December 31, 2004	7,012,208	21.22
Options granted	1,054,400	36.93
Options exercised	(1,466,962)	16.86
Options cancelled	(206,140)	23.60
Options outstanding at December 31, 2005	6,393,506	$24.68

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Average Price	Remaining Term	Shares	Average Price

$6.50	25,878	$6.50	1.38	25,878	$6.50
7.50-10.00	400,601	9.46	3.27	400,601	9.46
12.50-15.00	182,000	14.50	2.30	182,000	14.50
15.50-20.10	944,712	20.08	7.28	323,712	20.08
20.11-25.00	2,868,793	22.86	5.29	2,240,053	23.22
27.50-35.00	926,122	30.25	8.26	183,935	29.29
36.00-44.00	1,045,400	41.68	9.28	—	—
	6,393,506	$24.68	6.44	3,356,179	$19.46

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

	Interconnect products and assemblies			Cable products			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net sales
—external	$1,592,439	$1,333,838	$1,071,968	$215,708	$196,608	$167,536	$1,808,147	$1,530,446	$1,239,504
—intersegment	2,755	2,311	1,891	15,635	14,369	11,569	18,390	16,680	13,460
Depreciation and amortization	43,945	32,427	30,470	6,216	5,969	6,103	50,161	38,396	36,573
Segment operating income	339,458	271,327	196,377	25,809	24,631	20,420	365,267	295,958	216,797
Segment assets (excluding Goodwill)	880,555	605,645	512,923	77,004	74,634	78,076	957,559	680,279	590,999
Additions to property, plant and equipment	55,002	43,152	28,992	1,671	1,700	1,065	56,673	44,852	30,057

Reconciliation of segment operating income to consolidated income before taxes:

	2005	2004	2003
Segment operating income	$365,267	$295,958	$216,797

Interest expense	(24,090)	(22,540)	(29,505)
Headquarters’ expense and other net expenses	(30,811)	(25,977)	(19,364)
Expense for early extinguishment of debt	(2,398)	—	(10,367)
Consolidated income before taxes	$307,968	$247,441	$157,561

Reconciliation of segment assets to consolidated total assets:

	2005	2004	2003
Segment assets	$957,510	$680,279	$590,999
Goodwill	886,720	545,411	516,335
Other assets	88,310	81,021	74,050
Consolidated total assets	$1,932,540	$1,306,711	$1,181,384

Geographic information:

	Net sales			Land and depreciable assets
	2005	2004	2003	2005	2004	2003
United States	$802,351	$674,302	$555,918	$102,434	$69,949	$72,169
International	1,005,796	856,144	683,586	151,455	127,804	106,097
Total	$1,808,147	$1,530,446	$1,239,504	$253,889	$197,753	$178,266

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	27

Consolidated Statements of Income— Years Ended December 31, 2005, December 31, 2004 and December 31, 2003	28

Consolidated Balance Sheets— December 31, 2005 and December 31, 2004	29

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income— Years Ended December 31, 2005, December 31, 2004 and December 31, 2003	30

Consolidated Statements of Cash Flow— Years Ended December 31, 2005, December 31, 2004 and December 31, 2003	31

Notes to Consolidated Financial Statements	32

Management Report on Internal Control	43

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2005

Report of Independent Registered Public Accounting Firm on Schedules	51
II—Valuation and Qualifying Accounts	52

(a)(3) Exhibits

Reference is made to the Exhibit Index	54

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

/s/ Deloitte & Touche LLP

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 7th day of June, 2006

AMPHENOL CORPORATION

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

10.11	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.12	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.13	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.14	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.15	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.16	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.17	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K)*
10.18	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K)*
10.19	Form of 1997 Sale Participation Agreement (filed as Exhibit 10.52 to the December 31, 2004 10-K)*
10.20	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K)*
10.21	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K)*
10.22	Form of 2000 Sale Participation Agreement(filed as Exhibit 10.55 to the December 31, 2004 10-K)*
10.23	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.24	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.25	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.26	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.27	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000

(filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.28	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.29	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.30	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.31	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.32	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.33	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.34	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.35	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.36	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.37	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.38	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.39	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.40	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.41	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.42	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.43	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.44	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.45	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.46	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.47	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.48	2006 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.48 to the December 31, 2005 10-K). *
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

10.54	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November

28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.55	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the December 31, 2005 Form 10-K).*
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*                    Incorporated herein by reference as stated.

**             Filed herewith