Form 10-Q
period 2006-06-30
AMPHENOL CORP /DE/
filed 2006-08-04
CIK 820313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, the total number of shares outstanding of Class A Common Stock was 89,367,234.

Amphenol Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and short-term cash investments	$45,920	$38,669
Accounts receivable, less allowance for doubtful accounts of $11,828 and $11,162, respectively	336,866	302,867
Inventories	366,378	325,865
Prepaid expenses and other assets	60,335	42,413
Total current assets	809,499	709,814

Land and depreciable assets, less accumulated depreciation of $390,885 and $352,408, respectively	257,630	253,889
Deferred debt issuance costs	2,104	2,351
Goodwill	910,247	886,720
Other assets	72,056	79,766
	$2,051,536	$1,932,540

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$215,118	$177,266
Accrued interest	4,147	4,998
Accrued salaries, wages and employee benefits	47,641	42,705
Accrued income taxes	42,239	45,124
Other accrued expenses	73,005	48,078
Dividend payable	2,742	2,729
Current portion of long-term debt	10,933	15,030
Total current liabilities	395,825	335,930

Long-term debt	695,871	765,970
Accrued pension and post employment benefit obligations	120,254	108,816
Other liabilities	30,216	32,589
Shareholders’ Equity:
Common stock	89	89
Additional paid-in deficit	(145,973)	(164,082)
Accumulated earnings	1,090,555	985,317
Accumulated other comprehensive loss	(60,738)	(77,742)
Treasury stock, at cost	(74,563)	(54,347)
Total shareholders’ equity	809,370	689,235
	$2,051,536	$1,932,540

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net sales	$606,598	$443,642	$1,175,589	$853,037

Costs and expenses:
Cost of sales, excluding depreciation and amortization	396,934	282,421	769,957	545,846
Depreciation and amortization expense	18,704	12,699	36,480	23,513
Selling, general and administrative expense	82,950	62,476	162,751	120,299
Casualty loss related to flood	15,000	—	15,000	—

Operating income	93,010	86,046	191,401	163,379
Interest expense	(10,002)	(5,775)	(20,186)	(11,178)
Other expenses, net	(3,394)	(1,398)	(6,118)	(3,062)
Income before income taxes	79,614	78,873	165,097	149,139
Provision for income taxes	(26,273)	(26,817)	(54,482)	(50,707)
Net income	$53,341	$52,056	$110,615	$98,432
Net income per common share–Basic	$.60	$.59	$1.24	$1.12

Average common shares outstanding-Basic	89,544,531	88,362,802	89,496,115	88,190,725

Net income per common share-Diluted	$.58	$.58	$1.21	$1.09

Average common shares outstanding-Diluted	91,740,798	90,272,291	91,635,938	90,089,494

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2006	2005
Net income	$110,615	$98,432
Adjustments for cash from operations:
Depreciation and amortization	36,480	23,513
Amortization of deferred debt issuance costs	262	729
Stock-based compensation	3,987	—
Casualty loss related to flood, net of insurance recoveries	15,000	—
Net change in operating assets and liabilities	(37,152)	(41,234)
Other long term assets and liabilities	13,783	6,257
Cash flow provided by operations	142,975	87,697

Cash flow from investing activities:
Capital additions, net	(33,931)	(27,913)
Proceeds from disposal of fixed assets	1,844	—
Investments in acquisitions	(14,848)	(100,178)
Cash flow used by investing activities	(46,935)	(128,091)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	(76,157)	28,007
Decrease in borrowings under bank agreement	—	(2,000)
Purchase of treasury stock	(20,216)	(4,723)
Proceeds from exercise of stock options	9,763	17,043
Excess tax benefits from stock-based payment arrangements	3,185	—
Dividend payments	(5,364)	(2,643)
Cash flow (used by) provided by financing activities	(88,789)	35,684
Net change in cash and short-term cash investments	7,251	(4,710)
Cash and short-term cash investments balance, beginning of period	38,669	30,172
Cash and short-term cash investments balance, end of period	$45,920	$25,462
Cash paid during the year for:
Interest	$20,774	$10,611
Income taxes paid, net of refunds	46,700	48,384

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, the related condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flow for the six months ended June 30, 2006 and 2005 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”). The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.

Note 2-Inventories

Inventories consist of:

	June 30, 2006	December 31, 2005

Raw materials and supplies	$96,374	$101,042
Work in process	184,545	141,944
Finished goods	85,459	82,879
	$366,378	$325,865

Note 3-Reportable Business Segments

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

The segment results for the three months ended June 30, 2006 and 2005 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2006	2005	2006	2005	2006	2005
Net sales
-external	$541,132	$389,163	$65,466	$54,479	$606,598	$443,642
-inter-segment	1,078	620	4,100	4,200	5,178	4,820
Segment operating income	108,559	85,327	7,793	7,044	116,352	92,371

The segment results for the six months ended June 30, 2006 and 2005 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2006	2005	2006	2005	2006	2005
Net sales
-external	$1,050,190	$750,318	$125,399	$102,719	$1,175,589	$853,037
-inter-segment	1,941	1,092	8,127	8,121	10,068	9,213
Segment operating income	208,428	161,118	14,084	13,219	222,512	174,337

Reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Segment operating income	$116,352	$92,371	$222,512	$174,337
Interest expense	(10,002)	(5,775)	(20,186)	(11,178)
Other expenses, net	(9,530)	(7,723)	(18,242)	(14,020)
Stock-based compensation expense	(2,206)	—	(3,987)	—
Casualty loss related to flood	(15,000)	—	(15,000)	—
Consolidated income before income taxes	$79,614	$78,873	$165,097	$149,139

Note 4-Comprehensive Income

Total comprehensive income for the six months ended June 30, 2006 and 2005 is summarized as follows:

	2006	2005

Net income	$110,615	$98,432
Translation adjustments	10,969	(12,319)
Revaluation of interest rate derivatives	6,036	667
Total comprehensive income	$127,620	$86,780

Note 5-Commitments and Contingencies

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

Note 6-New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the potential impact of FIN 48.

Note 7-Stock-Based Compensation

The Company has two option plans (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan, which was amended in January 2006 to increase the number of shares of Common Stock reserved for issuance as well as to increase the number of options that may be granted to any one participant. The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At June 30, 2006, the maximum number of shares of common stock available for the granting of stock options under the Option Plans was 3,645,430. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements   In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors. At June 30, 2006, the maximum number of shares of common stock available for the granting of stock options under the Directors Plan was 190,000. Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and, in connection therewith compensation expense is recognized in its consolidated statement of income for the three and six months ended June 30, 2006 over the service period that the awards are expected to vest.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.  Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.   As a result of adopting SFAS 123(R) on January 1, 2006 the Company’s income before income taxes and net income was reduced by $2,206 and $1,464, respectively for the three months ended June 30, 2006 or $.02 per share, and $3,987 and $2,671, respectively for the six months ended June 30, 2006 or $.03 per share. The expense incurred for stock-based compensation plans is classified in selling, general and administrative expenses on the accompanying statement of income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net Income	$52,056	$98,432

Less: Total stock-based compensation expense determined under the Black-Scholes option model, net of related tax effects	(1,278)	(2,276)

Pro forma net income	$50,778	$96,156

Earnings Per Share:
Basic-as reported	.59	1.12
Basic-pro forma	.57	1.09

Diluted-as reported	.58	1.10
Diluted-pro forma	.56	1.06

The fair value of stock options granted for the three months and six months ended June 30, 2005 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

Expected volatility	25%
Expected dividend yield	0.3%
Expected term (in years)	5
Risk free interest rate	4.0%

At grant date, the weighted average fair value of options granted during the three and six months ended June 30, 2005 was $10.69 and $10.68, respectively. A summary of option activity under the Option Plans as of June 30, 2006 and changes during the six months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	6,393,506	$24.68
Options granted	—	—
Options exercised	(202,282)	19.97
Options cancelled	(17,320)	25.75

Options outstanding at March 31, 2006	6,173,904	$24.54	6.23	$170,670

Options granted	1,133,600	53.62
Options exercised	(243,447)	23.53
Options cancelled	(11,100)	34.03

Options outstanding at June 30, 2006	7,052,957	$29.23	6.64	$188,518

Exercisable at June 30, 2006	3,889,830	$21.75	5.11	$133,089

A summary of the status of the Company’s non-vested options as of June 30, 2006 and changes during the six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2005	3,041,288	$9.13
Options granted	—	—
Options vested	(1,333)	8.37
Options cancelled	(17,320)	8.80

Non-vested options at March 31, 2006	3,022,635	$9.13

Options granted	1,133,600	18.40
Options vested	(982,008)	9.00
Options cancelled	(11,100)	10.06

Non-vested options at June 30, 2006	3,163,127	$12.49

During the three and six months ended June 30, 2006 and 2005, the following activity occurred under our plans:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Total intrinsic value of stock options exercised	$8,670	$9,462	$14,609	$14,571
Total fair value of stock awards vested	8,837	10,720	8,848	10,720

On June 30, 2006 the total compensation cost related to non-vested options not yet recognized is approximately $33,300, with a weighted average expected amortization period of 3.92 years.

Note 8-Shareholders’ Equity

On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 2.0 million shares of its common stock during the period ended December 31, 2005. On October 20, 2004, the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006. At June 30, 2006, approximately 3.0 million shares of common stock remained available for repurchase under the Program. On July 27, 2006, the Program was amended to extend the expiration date until December 31, 2008.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share. The Company paid a quarterly dividend in the amount of $2.7 million or $.03 per share on July 5, 2006 to shareholders of record as of June 14, 2006. Cumulative dividends paid during 2006, including the July 5, 2006 payment, were $8.2 million.

Note 9-Benefit Plans

The Company and its domestic subsidiaries have a defined benefit pension plan covering the majority of U.S. employees. Plan benefits are generally based on years of service and compensation and are currently noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs. The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three and six months ended June 30, 2006 and 2005:

	Pension Benefits		Other Benefits
	Three months ended June 30,
	2006	2005	2006	2005

Service cost	$2,522	$2,061	$33	$29
Interest cost	4,722	4,570	184	196
Expected return on plan assets	(5,368)	(5,317)	—	—
Amortization of transition obligation	(24)	(18)	16	16
Amortization of prior service cost	396	397	—	—
Amortization of net actuarial losses	2,218	1,705	317	269
Net benefits cost	$4,466	$3,398	$550	$510

	Pension Benefits		Other Benefits
	Six months ended June 30,
	2006	2005	2006	2005

Service cost	$4,998	$4,142	$66	$57
Interest cost	9,392	9,172	368	393
Expected return on plan assets	(10,706)	(10,646)	—	—
Amortization of transition obligation	(48)	(35)	32	31
Amortization of prior service cost	792	794	—	—
Amortization of net actuarial losses	4,419	3,417	634	539
Net benefits cost	$8,847	$6,844	$1,100	$1,020

The Company plans on making a voluntary cash contribution to the U.S. pension plan of approximately $15,000 in September 2006.

Note 10-TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 by and among the Company and Teradyne, Inc., a Massachusetts corporation (“Teradyne”), the Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of approximately $384,700 in cash including purchase price adjustments of approximately $5,300. In addition, the Company incurred approximately $8,800 of transaction related expenses. The purchase price was financed through borrowings under the Company’s revolving credit facility (Note 12). The accompanying Condensed Consolidated Statement of Income for the three and six months ended June 30, 2006, includes the results of TCS. TCS had sales of approximately $110,000 and $204,000, respectively, and operating income margins of approximately 13% and 12%, respectively, for the three and six months ended June 30, 2006. The Company incurred additional interest expense of approximately $5,400 and $10,900 during the three and six month period as a result of the incremental borrowings. As such, TCS contributed approximately $.07 and $.10, respectively,  to diluted earnings per share for the three and six months ended June 30, 2006.

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

Note 11-Goodwill and Other Intangible Assets

As of June 30, 2006, the Company has goodwill totaling $910,247 of which $836,698 related to the interconnect products and assemblies segment with the remainder related to the cable products segment. For the six months ended June 30, 2006, goodwill increased by $23,527, primarily as a result of an acquisition with an aggregate acquisition price of approximately $18,200 less the fair value of assets acquired of approximately $5,700, plus the recording of liabilities for performance-based additional cash consideration and net purchase accounting adjustments related to prior year acquisitions of approximately $6,500 and $4,100, respectively. The increase in goodwill was related to the interconnect products and assemblies segment. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to certain 2005 and 2006 acquisitions and it is anticipated that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets, other than goodwill, that are not subject to amortization. As of June 30, 2006, the Company has acquired amortizable intangible assets with a total gross carrying amount of $52,091 of which $30,700, $9,500 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets. The accumulated amortization related to these intangibles as of June 30, 2006 totaled $6,742 of which $1,164, $1,078 and $497 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets. Intangible assets are included in other assets in the accompanying balance sheets. The aggregate amortization expense for the three and six months ended June 30, 2006 was approximately $1,304 and $2,847, respectively, and amortization expense estimated for each of the next five fiscal years, including 2006, is approximately $5,100.

Note 12–Long-Term Debt

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility. The new bank agreement (the “Revolving Credit Facility”) is comprised of a five-year $750,000 unsecured revolving credit facility that expires in July 2010, of which approximately $440,000 was drawn at the closing of the refinancing. The net proceeds from the refinancing were used to repay all amounts outstanding under the Company’s previous senior credit facility and for working capital purposes. On November 15, 2005, the Company exercised its option to increase the aggregate commitments under the Revolving Credit Facility by an additional $250,000 thereby increasing the Revolving Credit Facility to $1,000,000 from $750,000. On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs and increase the general indebtedness basket by $250 million through an accordion feature similar to that exercised on November 15, 2005. In addition, the term of the Revolving Credit Facility was extended from July 2010 to August 2011.

At June 30, 2006, availability under the Revolving Credit Facility was $329,737, after a reduction of $12,263 for outstanding letters of credit. In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2,398 (less tax effects of $791) or $.02 per share after tax. Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements. At June 30, 2006, the Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 60 basis points. The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (debt divided by EBITDA) lower than 3.50X; at June 30, 2006, such ratios as defined in the Revolving Credit Facility were 9.79X and 1.68X, respectively. The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50,000 for capital leases, $450,000 for general indebtedness, $200,000 for acquisition indebtedness, (of which approximately $8,281, $12,105 and $0 were outstanding at June 30, 2006, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250,000, or approximately $356,580 at June 30, 2006, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400,000, or approximately $535,289 at June 30, 2006, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets. At June 30, 2006, the Company was in compliance with these covenants and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair value indicated that termination of the agreements at June 30, 2006 would have resulted in a pre-tax gain of $11,643; such gain, net of tax of $4,459  was recorded in other comprehensive income.

Note 13 – Casualty Loss Related to Flood

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding in New York state during the period from June 28 through July 1, 2006. As a result, in the second quarter the Company recorded a charge of $15,000 or $.11 per share for property-related damage, net of expected insurance recoveries. This charge includes the Company’s best estimate of the loss related to inventory and machinery and equipment. In the third quarter, the Company expects to incur approximately $5,000 or $.04 per share of additional expenses related to cleanup and repair efforts, net of insurance recoveries.

Note 14 – Off-Balance Sheet Arrangement - Accounts Receivable Securitization

On July 31, 2006, the Company terminated its existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The new agreement allows the Company to sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the new agreement remained substantially the same as the previous facility. The new agreement includes certain covenants and provides for various events of termination and expires in July 2009. At June 30, 2006 and December 31, 2005, approximately $85,000 of receivables were sold under the existing agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Item 2.           Results of Operations

Quarter and six months ended June 30, 2006 compared to the quarter and six months ended June 30, 2005

Net sales increased approximately 37% and 38% to $606.6 and $1,175.6, respectively, in the second quarter and first six months of 2006, compared to sales of $443.6 and $853.0, respectively, for the same periods in 2005. Sales of interconnect products and assemblies increased 39% in both US dollars and in local currencies in the second quarter of 2006 compared to 2005 ($541.1 in 2006 versus $389.2 in 2005) and 40% in US dollars and 41% in local currencies in the first six months of 2006 compared to the same period in 2005 ($1,050.2 in 2006 versus $750.3 in 2005). Sales increased in the Company’s major end markets including the mobile communications market, the information technology and data communications equipment market, and industrial market. Sales in the military/aerospace market were adversely impacted by approximately $10.0 due to business interruption related to the flood at the Company’s Sidney, New York facility further described below. Sales increases occurred in all major geographic regions and resulted from acquisitions, the continuing development of new application specific solutions and value added products and increased worldwide presence with the leading companies in target markets. Sales of cable products increased 20% and 22%, respectively, in the second quarter and first six months of 2006 compared to the same periods in 2005 ($65.5 and $125.4 in 2006 versus $54.5 and $102.7 in 2005). Such increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion and the impact of price increases. Geographically, sales in the United States in the second quarter and first six months of 2006 increased approximately 33% and 36% compared to the same periods in 2005 ($262.0 and $515.7 in 2006 versus $197.8 and $378.8 in 2005). International sales for the second quarter and first six months of 2006 increased approximately 40% and 39%, respectively, in U.S. dollars ($344.6 and $659.9 in 2006 versus $245.8 and $474.2 in 2005) and increased approximately 40% and 41%, respectively,  in local currency compared to 2005. Currency translation had the effect of increasing sales in the second quarter by approximately $2.1 when compared to exchange rates for the second quarter of 2005, and decreasing sales for the first six months of 2006 by approximately $8.1 when compared to exchange rates for the first six months of 2005.

The gross profit margin as a percentage of net sales (excluding depreciation from cost of sales) was 34.6% and 34.5% for the second quarter and first six months of 2006 compared to 36.3% and 36.0% for the second quarter and first six months of 2005, respectively. The decline in gross margin percentage resulted from  declines in both the cable product segment margins and the interconnect segment margins. The operating margins for the cable products segment decreased by approximately 1.0% and 1.7% in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005. The decrease in margin for cable products is due primarily to higher material and freight costs in 2006 driven by higher commodity and energy prices offset, in part, by the impact of price increases. The Company implemented further price increases in this segment in July in response to material cost increases. The gross margin percentages in the interconnect segment decreased approximately 1.8% and 1.7%, respectively, for  the second quarter and the first six months of 2006 when compared to the same periods in 2005 primarily as a result of the impact of the TCS acquisition (Note 10). TCS has margins that are lower than the average of the Company and while the acquisition added approximately $.07 and $.10 per share to diluted earnings per share in the second quarter and first six months of 2006, respectively, its inclusion in the consolidated results lowered the margin percentage. Interconnect segment margins excluding the impact of TCS were consistent with the prior year margins  as  the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control offset  cost increases resulting primarily from higher material costs. Depreciation and amortization expense increased to $18.7 and $36.5 in the second quarter and first six months of 2006, respectively, from $12.7 and $23.5, in the same periods of 2005 and was approximately 3.0% of sales in both periods of 2006 and 2005. The majority of the increase relates to the impact of acquisitions including amortization of related intangibles of approximately $1.3 and $2.8 in the second quarter and first six months of 2006, respectively, and to a lesser extent depreciation on new capital expenditures. Depreciation and amortization expenses excluding the impact of the TCS acquisition was approximately 3% of sales for both periods in 2006.

Selling, general and administrative expenses increased to $83.0 and $162.8, respectively, or 13.7% and 13.8% of net sales in the second quarter and first six months of 2006 compared to $62.5 and $120.3, respectively, or 14.1% of net sales in the second quarter and first six months of 2005. The increase in expense in the second quarter and first six months of 2006 is attributable to the impact of acquisitions, increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development, increased administrative costs for insurance and pension expenses and $2.2 and $4.0, respectively, related to stock-based compensation expense as a result of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” which was effective on January 1, 2006.

The Company incurred a casualty loss during the second quarter of 2006 of $15.0 or $.11 per share, net of expected insurance recoveries, due to property-related damages incurred by the Company at its Sidney, New York manufacturing facility as a result of severe and sudden flooding in New York state during the period from June 28 through July 1, 2006. This charge includes the Company’s best estimate of the loss related to inventory and machinery and equipment. In the third quarter, the Company expects to incur approximately $5.0 or $.04 per share in expenses related to cleanup and repair efforts, net of insurance recoveries. In addition, the Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14. This reduced sales by approximately $10.0 in the second quarter and is expected to reduce sales by approximately $15.0 in the third quarter. As the result of significant effort by plant management and employees, the plant is expected to be substantially back to full production capability in August.

Other expense, net, for the second quarter of 2006 and 2005 was $3.4 and $1.4, respectively, and was comprised primarily of program fees on the sale of accounts receivable ($1.3 in 2006 and $.9 in 2005), minority interests ($1.7 in 2006 and $.7 in 2005), and agency and commitment fees on the Company’s senior credit facility ($.5 in 2006 and $.3 in 2005).

Other expense, net, for the first six months of 2006 and 2005 was $6.1 and $3.1, respectively, and was comprised primarily of program fees on the sale of accounts receivable ($2.5 in 2006 and $1.7 in 2005), minority interests ($2.8 in 2006 and $1.4 in 2005), and agency and commitment fees on the Company’s senior credit facility ($1.1 in 2006 and $.6 in 2005).

Interest expense for the second quarter and six months of 2006 was $10.0 and $20.2, respectively,  compared to $5.8 and $11.2, respectively, for the same periods in 2005. The increase for the second quarter and six months of 2006 compared to the 2005 periods is attributable primarily to higher average debt levels as well as the result of higher interest rates. The higher debt levels relate to the funding of the TCS acquisition.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and, in connection therewith compensation expense is recognized in its consolidated statement of income for the three and six months ended June 30, 2006 over the service period that the awards are expected to vest.  The Company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.  Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.   As a result of adopting SFAS 123(R) on January 1, 2006 the Company’s income before income taxes and net income was reduced by $2.2 and $1.5, respectively, for the three months ended June 30, 2006 or $.02 per share, and $4.0 and $2.7, respectively, for the six months ended June 30, 2006 or $.03 per share.

The provision for income taxes for the second quarter and first six months of 2006 was at an effective rate of 33% compared with an effective rate of 34% for the same periods in 2005. In the third quarter of 2005, the Company adjusted its 2005 effective tax rate from 34% to 33% to reflect the impact of the American Jobs Creation Act of 2004 (the “Act”). The 2006 tax rate reflects the benefit of certain ongoing provisions of the Act and the impact of higher income levels in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Cash provided by operating activities was $143.0 in the first six months of 2006 compared to $87.7 in the same 2005 period. The increase in cash flow related primarily to an increase in net income as well as a smaller increase in the 2006 period in the non-cash components of working capital. The non-cash components of working capital increased $37.2 in the first six months of 2006 due primarily to increases of $22.0 and $42.5, respectively, in accounts receivable and inventory due to higher levels of sales and an increase in other current assets of $10.3, partially offset by an increase in accounts payable and accrued expenses of $30.1 and $7.6, respectively, due to increased activity. The non-cash components of working capital increased $41.2 in the first six months of 2005 due primarily to a decrease of $17.8 in accrued liabilities resulting primarily from increased income tax payments, increases of $19.0 and $18.5, respectively, in accounts receivable and inventory due to higher levels of sales and an increase in other current assets of $3.8, partially offset by an increase in receivables sold under the Company’s account receivable securitization program of $5.0 and an increase in accounts payable of $12.9 due to increased activity.

Accounts receivable increased $34.0, due primarily to increased sales volume and to a lesser extent from the translation impact resulting from a relatively weaker U.S. dollar at June 30, 2006 compared to December 31, 2005 and acquisitions. Days sales outstanding, computed before sales of receivables, decreased 2.8 days to 62.3 days. Inventory increased $40.5 to $366.4 primarily due to the impact of higher sales volume, inventory from acquired companies and the translation impact resulting from a relatively weaker U.S. dollar at June 30, 2006 as compared to December 31, 2005. Inventory turnover, excluding the impact of acquisitions, increased from 4.2x at December 31, 2005 to 4.4x at June 30, 2006. Land and depreciable assets, net, increased $3.7 to $257.6 reflecting capital expenditures of $33.9, assets from acquired companies and the translation impact resulting from a relatively weaker U.S. dollar at June 30, 2006 as compared to December 31, 2005 partially offset by depreciation expense of $33.6. Goodwill increased $23.5 to $910.2, primarily as a result of an acquisition in the first six months of 2006 as well as adjustments relative to prior year acquisitions including performance based additional cash purchase consideration. Other accrued expenses increased $24.9 to $73.0 primarily due to the reclassification from long-term liabilities and initial recording of  accrued expenses for performance based additional cash purchase consideration associated with certain acquisitions  and increased activity. Other long-term liabilities decreased $2.4 to $30.2 due to the reclassification noted above to current liabilities offset by an increase in deferred tax and minority interest liabilities. Accounts payable increased $37.9 to $215.1 as a result of higher operating levels.

For the first six months of 2006, cash from operating activities of $143.0, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $12.9  and proceeds from the disposal of fixed assets of $1.8 were used to fund capital expenditures of $33.9, acquisitions of $14.8, dividend payments of $5.4, a net debt reduction of $76.2, purchases of treasury stock of $20.2 and an increase of cash on hand of $7.3. For the six months of 2005, cash from operating activities of $87.7, borrowings of $26.0, proceeds from exercise of stock options of $17.0 and a reduction in cash on hand of $4.7 were used primarily to fund capital expenditures of $27.9, acquisitions of $100.2, treasury stock purchases of $4.7 and a dividend payment of $2.6.

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility. The new bank agreement (the “Revolving Credit Facility”) is comprised of a five-year $750.0 unsecured revolving credit facility that expires in July 2010, of which approximately $440.0 was drawn at the closing of the refinancing. The net proceeds from the refinancing were used to repay all amounts outstanding under the Company’s previous senior credit facility and for working capital purposes. On November 15, 2005, the Company exercised its option to increase the aggregate commitments under the Revolving Credit Facility by an additional $250.0 thereby increasing the Revolving Credit Facility to $1,000.0 from $750.0. In December 2005, the TCS acquisition  was funded with borrowings under the revolving credit facility. On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs and increase the general indebtedness basket by $250.0 through an accordion feature similar to that exercised on November 15, 2005. In addition, the term of the Revolving Credit Facility was extended from July 2010 to August 2011.

At June 30, 2006, availability under the Revolving Credit Facility was $329.7, after a reduction of $12.3 for outstanding letters of credit. In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2.4 (less tax effects of $0.8) or $.02 per share after tax. Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 60 basis points. The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (debt divided by EBITDA) lower than 3.50X; at June 30, 2006, such ratios as defined in the Revolving Credit Facility were 9.79X and 1.68X, respectively. The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50.0 for capital leases, $450.0 for general indebtedness, $200.0 for acquisition indebtedness, (of which approximately $8.3, $12.1 and $0 were outstanding at June 30, 2006, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of  50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250.0, or approximately $356.6 at June 30, 2006, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400.0, or approximately $535.3 at June 30, 2006, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets. At June 30, 2006, the Company was in compliance with these covenants and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0, $250.0 and $250.0 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.

While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair value indicated that termination of the agreements at June 30, 2006 would have resulted in a pre-tax gain of $11.6; such gain, net of tax of $4.5 was recorded in other comprehensive income.

A subsidiary of the Company previously had an agreement with a financial institution whereby the subsidiary could sell an undivided interest of up to $85.0 in a designated pool of qualified accounts receivable. The Company serviced, administered and collected the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The new agreement allows the Company to sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the new agreement remained substantially the same as the previous facility. The new agreement includes certain covenants and provides for various events of termination and expires in July 2009. At June 30, 2006 and December 31, 2005, approximately $85.0  of receivables were sold under the existing agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

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

In March 2004, the Company announced that its Board of Directors had authorized an open market stock repurchase program (the “Program”) of up to two million shares of the Company’s common stock during the period ended December 31, 2005. In October 2004, the Program was amended to increase the number of authorized shares to five million and to extend the expiration date until September 30, 2006. The timing and price of any purchases under the Program will depend on market conditions. During the first six months of 2006, the Company purchased approximately 0.4 million shares of common stock. At June 30, 2006, approximately 3.0 million shares remained available for purchase under the Program. On July 27,2006, the Program was amended to extend the expiration date until December 31, 2008.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share. The Company paid a quarterly dividend in the amount of $2.7 or $.03 per share on July 5, 2006 to shareholders of record as of June 14, 2006. Cumulative dividends paid during 2006, including the July 5, 2006 payment, were $8.2.

The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, repurchase of its common stock and to repay outstanding indebtedness. Management believes that the Company’s working capital position, ability to generate strong cash flow from operations, availability under its Revolving Credit Facility and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 by and among the Company and Teradyne, Inc., a Massachusetts Corporation (“Teradyne”), the Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of approximately $384.7 in cash including purchase price adjustments of approximately $5.3. In addition, the Company incurred approximately $8.8 of transaction related expenses. The purchase price was financed through borrowings under the Company’s revolving credit facility (Note 12). The accompanying Condensed Consolidated Statement of Income for the second quarter and six months ended June 30, 2006, includes the results of TCS. TCS had sales of approximately $109.9 and $204.1, respectively, and operating income margins of approximately 13% and 12%, respectively, for the second quarter and six months ended June 30, 2006. In addition, the Company incurred additional interest expense of approximately $5.4 and $10.9 during the periods as a result of the incremental borrowings. As such, TCS contributed approximately $.07 and $.10 to diluted earnings per share for the second quarter and six months ended June 30, 2006.

TCS is headquartered in Nashua, New Hampshire and is a leading supplier of high-speed, high-density, printed circuit board interconnect products. TCS sells its products primarily to the data communications, storage and server markets and wireless infrastructure markets. TCS had total sales of approximately $373.0 for the year ended December 31, 2005.

The TCS acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the purchase price was allocated first to the tangible and identifiable assets and then to the liabilities of TCS based upon their fair market values. The excess purchase price over the fair market value of the underlying net assets acquired was allocated to goodwill. The Company is in the process of completing its analysis of fair value attributes of the assets acquired through the use of independent appraisals and management's estimates. It is anticipated that the final assessment of values will not differ materially from the preliminary assessment.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2005 Annual Report on Form 10-K. Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the third quarter 2005 as discussed in Liquidity and Capital Resources above. In conjunction with the 2005 refinancing and the funds drawn in conjunction with the TCS acquisition (Note 10), the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. At June 30, 2006, the Company’s average LIBOR rate was 4.62%. A 10% change in the LIBOR interest rate at June 30, 2006 would have the effect of increasing or decreasing interest expense by approximately $.04 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurances that interest rates will not significantly change.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its ”disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and that the Company’s disclosure controls and procedures are effective in reasonably assuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                              Legal Proceedings

None

Item 1A.                     Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.                              Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On March 4, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program of up to 2.0 million shares of its common stock during the period ending December 31, 2005. On October 20, 2004, the Program was amended to increase the number of authorized shares to 5.0 million and to extend the expiration date until September 30, 2006. At June 30, 2006, approximately 3.0 million shares of Common Stock remained available for repurchase under the Program. On July 27, 2006, the Program was amended to extend the expiration date until December 31, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, to January 31, 2006	—	$—	1,673,100	3,326,900
February 1, to February 28, 2006	—	—	1,673,100	3,326,900
March 1, to March 31, 2006	—	—	1,673,100	3,326,900
April 1, to April 30, 2006	—	—	1,673,100	3,326,900
May 1, to May 31, 2006	187,400	55.90	1,860,500	3,139,500
June 1, to June 30, 2006	181,100	53.78	2,041,600	2,958,400
Total	368,500	$54.86	2,041,600	2,958,400

Item 3.                              Defaults Upon Senior Securities

None

Item 4.                              Submission of Matters to a Vote of Security Holders –

 The annual meeting of stockholders was held on Wednesday, May 24, 2006.  The following matters were submitted to and approved by the stockholders at the annual meeting:

(i)               The election of two directors, Edward G. Jepsen and John R. Lord for three-year terms expiring in the year 2009.  For Edward G. Jepsen, the votes were cast as follows: For – 82,637,029, Withheld – 1,944,232.  For John R. Lord, the votes were cast as follows:  For – 42,575,195, Withheld – 42,006,066.

(ii)            Ratification of Deloitte & Touche LLP as independent registered public accountants of the Company.  The votes were cast as follows:  For – 82,602,115, Against – 1,940,275, Abstentions – 38,871.

(iii)         Approval of the Third Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries. The votes were cast as follows:  For – 70,410,024, Against – 5,704,417, Abstentions – 135,050, Non Votes – 8,331,770.

Item 5.                              Other Information

None

Item 6.                              Exhibits –

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

10.4	Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 30, 2000 (filed as Exhibit 10.27 to the June 30, 2000 10-Q).*
10.5	Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 28, 2001 (filed as Exhibit 10.27 to the September 30, 2001 10-Q).*
10.6	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated as of September 30, 2001 (filed as Exhibit 10.28 to the September 30, 2001 10-Q).*
10.7	Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated as of May 19, 2004 (filed as Exhibit 10.6 to the June 30, 2004 10-Q).*
10.8	Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.7 to the June 30, 2004 10-Q).*
10.9	Seventh Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 18, 2004 (filed as Exhibit 10.8 to the June 30, 2004 10-Q).*
10.10	Amended and Restated Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent.**
10.11

Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*

10.12	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.13	Amended and Restated Purchase and Sale Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company. **
10.14	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.15	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.16	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.17	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.18	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.19	Third Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries. **

10.20	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K)*
10.21	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K)*
10.22	Form of 1997 Sale Participation Agreement (filed as Exhibit 10.52 to the December 31, 2004 10-K)*
10.23	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K)*
10.24	Form of 2000 Management Stockholders’ Agreement as of May 24, 2006.**
10.25	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K)*
10.26	Form of 2000 Non-Qualified Stock Option Agreement as of May 24, 2006.**
10.27	Form of 2000 Sale Participation Agreement(filed as Exhibit 10.55 to the December 31, 2004 10-K)*
10.28	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.29	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.30	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.31	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.32	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.33	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.34	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.35	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.36	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.37	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.38	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.39	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.40	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.41	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.42	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.43	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.44	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.45	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*

10.46	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.47	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.48	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.49	2005 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.56 to the March 31, 2005 10-Q).*
10.50	2006 Amphenol Corporation Management Incentive Plan. (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.51

Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003).*

10.52

Amendment No. 1 to the Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*

10.53

Amendment No. 2 to the Credit Agreement dated as of November 10, 2004, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as an Exhibit to the Form 8-K filed on November 10, 2004).*

10.54

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.55

Second Amendment to Credit Agreement dated as of August 1, 2006, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent **

10.56

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.57	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.58	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
10.59	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the March 31, 2006 10Q)*
10.60	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the March 31, 2006 10Q)*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*            Incorporated herein by reference as stated.

**     Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

	By:	/s/ DIANA G. REARDON
Diana G. Reardon Authorized Signatory and Principal Financial Officer

Date: August 4, 2006