Form 10-Q
period 2006-09-30
AMPHENOL CORP /DE/
filed 2006-11-03
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, the total number of shares outstanding of Class A Common Stock was 87,370,026.

Amphenol Corporation

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and short-term cash investments	$62,763	$38,669
Accounts receivable, less allowance for doubtful accounts of $13,105 and $11,162, respectively	369,580	302,867
Inventories	384,253	325,865
Prepaid expenses and other assets	66,340	42,413
Total current assets	882,936	709,814
Land and depreciable assets, less accumulated depreciation of $391,836 and $352,408, respectively	260,732	253,889
Deferred debt issuance costs	2,864	2,351
Goodwill	910,569	886,720
Other assets	64,534	79,766
	$2,121,635	$1,932,540
Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$243,850	$177,266
Accrued interest	4,190	4,998
Accrued salaries, wages and employee benefits	50,454	42,705
Accrued income taxes	51,617	45,124
Other accrued expenses	75,597	48,078
Dividend payable	2,678	2,729
Current portion of long-term debt	3,842	15,030
Total current liabilities	432,228	335,930

Long-term debt	684,681	765,970
Accrued pension and post employment benefit obligations	108,414	108,816
Other liabilities	32,495	32,589
Shareholders’ Equity:
Common stock	87	89
Additional paid-in deficit	(137,019)	(164,082)
Accumulated earnings	1,066,838	985,317
Accumulated other comprehensive loss	(66,089)	(77,742)
Treasury stock, at cost	—	(54,347)
Total shareholders’ equity	863,817	689,235
	$2,121,635	$1,932,540

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	$636,418	$446,995	$1,812,007	$1,300,032
Costs and expenses:
Cost of sales, excluding depreciation and amortization	418,123	285,420	1,188,080	831,266
Depreciation and amortization expense	18,249	13,064	54,729	36,577
Selling, general and administrative expense.	85,742	62,422	248,493	182,721
Casualty loss related to flood	5,747	—	20,747	—
Operating income	108,557	86,089	299,958	249,468
Interest expense	(9,308)	(5,548)	(29,494)	(16,726)
Other expenses, net	(3,590)	(2,624)	(9,708)	(5,686)
Refinancing costs	—	(2,398)	—	(2,398)
Income before income taxes	95,659	75,519	260,756	224,658
Provision for income taxes	(28,960)	(23,430)	(83,442)	(74,137)
Net income	$66,699	$52,089	$177,314	$150,521
Net income per common share–Basic	$.75	$.59	$1.98	$1.70
Average common shares outstanding-Basic	89,422,279	88,775,405	89,471,232	88,387,769
Net income per common share-Diluted	$.73	$.57	$1.93	$1.67
Average common shares outstanding-Diluted.	91,669,784	90,697,815	91,647,344	90,294,496

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2006	2005
Net income	$177,314	$150,521
Adjustments for cash from operations:
Depreciation and amortization	54,729	36,577
Amortization of deferred debt issuance costs	396	856
Stock-based compensation expense	6,880	—
Non-cash impact related to flood	6,045	—
Non-cash expense related to write-off of deferred debt issue costs	—	5,666
Loss on disposal of fixed assets	472	—
Net change in non-cash components of working capital	(38,320)	(36,556)
Other long term assets and liabilities	6,473	(2,244)
Cash flow provided by operations	213,989	154,820

Cash flow from investing activities:
Capital additions	(57,523)	(41,335)
Proceeds from disposal of fixed assets	4,326	—
Investments in acquisitions	(18,803)	(104,779)
Cash flow used by investing activities	(72,000)	(146,114)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	(68,008)	403,722
Decrease in borrowings under bank agreement	(26,154)	(413,000)
Payments of fees and expenses related to refinancing	(882)	(1,942)
Purchase of treasury stock	(33,442)	(8,704)
Proceeds from exercise of stock options	13,239	24,455
Excess tax benefits from stock-based payment arrangements	5,397	—
Dividend payments	(8,045)	(5,348)
Cash flow used by financing activities	(117,895)	(817)

Net change in cash and short-term cash investments	24,094	7,889
Cash and short-term cash investments balance, beginning of period	38,669	30,172
Cash and short-term cash investments balance, end of period	$62,763	$38,061
Cash paid during the year for:
Interest	$29,906	$13,938
Income taxes paid, net of refunds	64,820	62,196

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, the related condensed consolidated statements of income for the three and nine months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flow for the nine months ended September 30, 2006 and 2005 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.

Note 2-Inventories

Inventories consist of:

	September 30, 2006	December 31, 2005

Raw materials and supplies	$88,576	$101,042
Work in process	202,253	141,944
Finished goods	93,424	82,879
	$384,253	$325,865

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

The segment results for the three months ended September 30, 2006 and 2005 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2006	2005	2006	2005	2006	2005
Net sales
-external	$566,522	$391,915	$69,896	$55,080	$636,418	$446,995
-inter-segment	900	917	4,166	3,366	5,066	4,283
Segment operating income	115,734	85,279	8,652	6,438	124,386	91,717

The segment results for the nine months ended September 30, 2006 and 2005 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2006	2005	2006	2005	2006	2005
Net sales
-external	$1,616,710	$1,142,233	$195,297	$157,799	$1,812,007	$1,300,032
-inter-segment	2,842	2,009	12,293	11,487	15,135	13,496
Segment operating income	324,163	246,397	22,736	19,657	346,899	266,054

Reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Segment operating income	$124,386	$91,717	$346,899	$266,054
Interest expense	(9,308)	(5,548)	(29,494)	(16,726)
Other expenses, net	(10,779)	(8,252)	(29,022)	(22,272)
Stock-based compensation expense	(2,893)	—	(6,880)	—
Casualty loss related to flood	(5,747)	—	(20,747)	—
Refinancing costs	—	(2,398)	—	(2,398)
Consolidated income before income taxes	$95,659	$75,519	$260,756	$224,658

Note 4-Comprehensive Income

Total comprehensive income for the nine months ended September 30, 2006 and 2005 is summarized as follows:

	2006	2005

Net income	$177,314	$150,521
Translation adjustments	(9,479)	(12,269)
Revaluation of interest rate derivatives	(2,174)	(524)
Additional minimum pension liability	—	(225)
Total comprehensive income	$165,661	$137,503

Note 5-Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s consolidated financial position, results of operations or cash flow.

Certain operations of the Company are subject to federal, state and local environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes.  The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial position, results of operations or cash flow.

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with and into Honeywell International Inc. (“Honeywell”) in December 1999). Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites.  Amphenol Corporation and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.  Substantially all of the environmental cleanup matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement.

Note 6-New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 (“SFAS”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires employers to fully recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The pension asset or liability under SFAS 158 is equal to the difference between the fair value of the plan’s assets and its projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans.  Prior guidance required the liability to be measured as the accumulated benefit obligation.  In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. SFAS 158 also requires entities to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The statement is effective for years ending after December 15, 2006 except for the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet which is effective for fiscal years ending after December 15, 2008. Based on the Company’s initial assessment of the statement, had the statement been implemented at December 31, 2005, both the Company’s minimum benefit obligation and other comprehensive loss accounts, net of deferred tax assets, would have increased by approximately $31,400 and $21,000, respectively, with no impact on the Company’s consolidated statement of income.  The Company is in the process of evaluating the expected impact of this statement on the Company’s balance sheet as of December 31, 2006.

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the potential impact of FIN 48.

Note 7-Stock-Based Compensation

The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan, which was amended in May 2006 to increase the number of shares of common stock reserved for issuance from 8 million to 12 million shares as well as to increase the number of options that may be granted to any one participant from not more than 2 million to not more than 3 million options. The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At September 30, 2006, the maximum number of shares of common stock available for the granting of stock options under the Option Plans was 3,666,890. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements.  In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors.  At September 30, 2006, the maximum number of shares of common stock available for the granting of stock options under the Directors Plan was 190,000.   Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and, in connection therewith compensation expense is recognized in the accompanying consolidated statement of income for the three and nine months ended September 30, 2006 over the service period that the awards are expected to vest.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.   Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.   As a result of adopting SFAS No. 123(R) on January 1, 2006 the Company’s income before income taxes and net income was reduced by $2,893 and $2,025, respectively for the three months ended September 30, 2006 or $.02 per share, and $6,880 and $4,679, respectively for the nine months ended September 30, 2006 or $.05 per share.  The expense incurred for stock-based compensation plans is classified in selling, general and administrative expenses on the accompanying statement of income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net Income	$52,089	$150,521
Less: Total stock-based compensation expense determined under the Black-Scholes option model, net of related tax effects	(1,330)	(3,606)
Pro forma net income	$50,759	$146,915

Earnings Per Share:
Basic-as reported	.59	1.70
Basic-pro forma	.57	1.66

Diluted-as reported	.57	1.67
Diluted-pro forma	.56	1.63

The fair value of stock options granted for the three months and nine months ended September 30, 2005 had been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

Expected volatility	25%
Expected dividend yield	0.3%
Expected term (in years)	5
Risk free interest rate	4.0%

At grant date, the weighted average fair value of options granted during the three and nine months ended September 30, 2005 was $12.79 and $10.69, respectively.  A summary of option activity under the Option Plans as of September 30, 2006 and changes during the nine months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	6,393,506	$24.68
Options granted	—	—
Options exercised	(202,282)	19.97
Options cancelled	(17,320)	25.75
Options outstanding at March 31, 2006	6,173,904	$24.54	6.23	$170,670
Options granted	1,133,600	53.62
Options exercised	(243,447)	23.53
Options cancelled	(11,100)	34.03
Options outstanding at June 30, 2006	7,052,957	$29.23	6.64	$188,518
Options granted	4,000	60.12
Options exercised	(190,101)	18.29
Options cancelled	(25,960)	37.12
Options outstanding at September 30, 2006	6,840,896	$29.79	6.45	$219,885
Exercisable at September 30, 2006	3,709,141	$22.43	4.90	$146,499

A summary of the status of the Company’s non-vested options as of September 30, 2006 and changes during the nine months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2005	3,041,288	$9.13
Options granted	—	—
Options vested	(1,333)	8.37
Options cancelled	(17,320)	8.80
Non-vested options at March 31, 2006	3,022,635	$9.13
Options granted	1,133,600	18.40
Options vested	(982,008)	9.00
Options cancelled	(11,100)	10.06
Non-vested options at June 30, 2006	3,163,127	$12.49
Options granted	4,000	20.72
Options vested	(9,412)	9.14
Options cancelled	(25,960)	12.13
Non-vested options at September 30, 2006	3,131,755	$12.51

During the three and nine months ended September 30, 2006 and 2005, the following activity occurred under our plans:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$7,598	$6,647	$22,207	$21,218
Total fair value of stock awards vested	88	16	8,934	10,736

On September 30, 2006 the total compensation cost related to non-vested options not yet recognized is approximately $30,514, with a weighted average expected amortization period of 3.78 years.

Note 8-Shareholders’ Equity

The Company’s Board of Directors has authorized an open-market stock repurchase program (the “Program”) of up to 5.0 million shares of the Company’s common stock during the period ending December 31, 2008.  At September 30, 2006, approximately 2.7 million shares of common stock remained available for repurchase under the Program.  In September 2006, the Company retired 2.3 million shares of its common stock purchased for $87.8 million as of September 30, 2006 under the Program by reducing retained earnings by this amount.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share. The Company paid a quarterly dividend in the amount of $2.7 million or $.03 per share on October 4, 2006 to shareholders of record as of September 13, 2006. Cumulative dividends paid during 2006, including the October 4, 2006 payment, were $10.7 million.

Note 9-Benefit Plans

The Company and its domestic subsidiaries have a defined benefit pension plan covering the majority of U.S. employees.  Plan benefits are generally based on years of service and compensation and are currently noncontributory.  Certain foreign subsidiaries have defined benefit plans covering their employees.  Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans.  The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs.  The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three and nine months ended September 30, 2006 and 2005:

	Pension Benefits		Other Benefits
	Three months ended September 30,
	2006	2005	2006	2005
Service cost	$2,620	$2,045	$34	$29
Interest cost	4,798	4,541	189	196
Expected return on plan assets	(5,682)	(5,307)	—	—
Amortization of transition obligation	(24)	(18)	15	16
Amortization of prior service cost	396	397	—	—
Amortization of net actuarial losses	2,229	1,699	218	269
Net benefits cost	$4,337	$3,357	$456	$510

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$7,618	$6,186	$100	$87
Interest cost	14,190	13,713	557	591
Expected return on plan assets	(16,388)	(15,951)	—	—
Amortization of transition obligation	(72)	(53)	47	48
Amortization of prior service cost	1,188	1,191	—	—
Amortization of net actuarial losses	6,648	5,115	852	810
Net benefits cost	$13,184	$10,201	$1,556	$1,536

In September 2006, the Company made a voluntary cash contribution to the U.S. pension plan of $15,000.

In August 2006, the President signed into law the Pension Protection Act of 2006. The bill reforms the funding rules for employer-provided pension plans, effective for plan years beginning after 2007. The Company is in the process of determining the impact of this legislation.

Note 10-TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 by and among the Company and Teradyne, Inc., a Massachusetts corporation (“Teradyne”), the Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of approximately $384,700 in cash including purchase price adjustments of approximately $5,300.  In addition, the Company incurred approximately $8,800 of transaction related expenses.  The purchase price was financed through borrowings under the Company’s revolving credit facility (Note 12).  The accompanying Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2006, includes the results of TCS.  TCS had sales of approximately $126,000 and $330,000, respectively, and operating income margins of approximately 16% and 13%, respectively, for the three and nine months ended September 30, 2006.

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

Note 11-Goodwill and Other Intangible Assets

As of September 30, 2006, the Company has goodwill totaling $910,569 of which $837,020 related to the interconnect products and assemblies segment with the remainder related to the cable products segment.  For the nine months ended September 30, 2006, goodwill increased by $23,849, primarily as a result of an acquisition with an aggregate acquisition price of approximately $18,200 less the fair value of assets acquired of approximately $5,600, plus the recording of liabilities for performance-based additional cash consideration and net purchase accounting adjustments related to prior year acquisitions of approximately $6,600 and $4,200, respectively.  The increase in goodwill was related to the interconnect products and assemblies segment. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to certain 2005 and 2006 acquisitions and it is anticipated that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets, other than goodwill, that are not subject to amortization.  As of September 30, 2006, the Company has acquired amortizable intangible assets with a total gross carrying amount of $52,608 of which $30,700, $9,500 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The accumulated amortization related to these intangibles as of September 30, 2006 totaled $8,087 of which $1,675, $1,553 and $658 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  Intangible assets are included in other assets in the accompanying balance sheets.  The aggregate amortization expense for the three and nine months ended September 30, 2006 was approximately $1,368 and $4,215, respectively, and amortization expense estimated for each of the next five fiscal years, including 2006, is approximately $5,100.

Note 12-Long-Term Debt

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

At September 30, 2006, availability under the Revolving Credit Facility was $333,437, after a reduction of $12,263 for outstanding letters of credit.  In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2,398 (less tax effects of $791) or $.02 per share after tax.  Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements.  At September 30, 2006, the Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 50 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (debt divided by EBITDA) lower than 3.50X; at September 30, 2006, such ratios as defined in the Revolving Credit Facility were 10.47X and 1.57X, respectively.  The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50,000 for capital leases, $450,000 for general indebtedness, $200,000 for acquisition indebtedness, (of which approximately $7,193, $1,299  and $nil were outstanding at September 30, 2006, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250,000, or approximately $389,923 at September 30, 2006, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400,000, or approximately $568,632 at September 30, 2006, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets.  At September 30, 2006, the Company was in compliance with these covenants and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value indicated that termination of the agreements at September 30, 2006 would have resulted in a pre-tax gain of $5,384; such gain, net of tax of $2,062 was recorded in other comprehensive income.

Note 13-Casualty Loss Related to Flood

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the period from June 28 through July 1, 2006. In the third quarter and first nine months of 2006, the Company recorded charges of $5,747 and $20,747, respectively, for recovery and clean up expenses and property related damage, net of expected insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14.  Production activity increased during the third quarter with the plant substantially back to full production during the month of September.

Note 14-Off-Balance Sheet Arrangement — Accounts Receivable Securitization

On July 31, 2006, the Company terminated its existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement.  The remaining terms and conditions of the New Agreement remained substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. At September 30, 2006 and December 31, 2005, approximately $85,000 of receivables were sold under the existing agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

Note 15-Income Taxes

In the third quarter of 2006, the Company adjusted its effective tax rate from 33% to 32%. This reduction results primarily from an increase in income in lower tax jurisdictions and to a lesser extent changes in the Company’s income repatriation plans. This lowered tax expense in the third quarter by approximately $2,600 or $.03 per share. The effective tax rate for the third quarter and first nine months of 2006 and 2005 was 30% and 32% in 2006, and 31% and 33% in 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Item 2.    Results of Operations

Quarter and nine months ended September 30, 2006 compared to the quarter and nine months ended September 30, 2005

Net sales increased approximately 42% and 39% to $636.4 and $1,812.0, respectively, in the third quarter and first nine months of 2006, compared to sales of $447.0 and $1,300.0, respectively, for the same periods in 2005. Excluding the impact of the TCS acquisition (Note 10), net sales increased approximately 14% in the third quarter and first nine months of 2006.  Sales of interconnect products and assemblies increased 45% in US dollars and 42% in local currencies in the third quarter of 2006 compared to 2005 ($566.5 in 2006 versus $391.9 in 2005) and 42% in both US dollars and local currencies in the first nine months of 2006 compared to the same period in 2005 ($1,616.7 in 2006 versus $1,142.2 in 2005). Sales increased in several of the Company’s major end markets including the mobile communications, information technology and data-communications equipment, and industrial markets. Sales in the military/aerospace market were adversely impacted by approximately $15.0 in the third quarter and $25.0 for the first nine months of 2006 due to business interruption related to the flood at the Company’s Sidney, New York facility further described below. Sales in the automotive market declined primarily as a result of a reduction in vehicle production rates by European and U.S. vehicle manufacturers.  Sales increases occurred in all major geographic regions and resulted from acquisitions, the continuing development of new application specific solutions and value added products and increased worldwide presence with the leading companies in target markets. Sales of cable products increased 27% and 24%, respectively, in the third quarter and first nine months of 2006 compared to the same periods in 2005 ($69.9 and $195.3 in 2006 versus $55.1 and $157.8 in 2005).  Such increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion and the impact of price increases. Geographically, sales in the United States in the third quarter and first nine months of 2006 increased approximately 35% and 36% compared to the same periods in 2005 ($268.1 and $783.8 in 2006 versus $199.2 and $578.0 in 2005).  International sales for the third quarter and first nine months of 2006 increased approximately 49% and 42%, respectively, in U.S. dollars ($368.3 and $1,028.2 in 2006 versus $247.8 and $722.1 in 2005) and increased approximately 45% and 42%, respectively,  in local currency compared to 2005.  Currency translation had the effect of increasing sales in the third quarter and first nine months of 2006 by approximately $8.4 and $.04, respectively, when compared to exchange rates for the same periods in 2005.

The gross profit margin, as a percentage of net sales (excluding depreciation from cost of sales), was 34.3% and 34.4% for the third quarter and first nine months of 2006 compared to 36.1% for the third quarter and first nine months of 2005, respectively.  The decline in gross margin percentage for the first nine months of 2006, compared to the same period in 2005, resulted from declines in both the cable product segment margins and the interconnect segment margins.  The decline in gross margin percentage for the third quarter, compared to the same period in 2005, resulted primarily from a decline in the interconnect segment margins.  The operating margins for the cable products segment increased by approximately 0.7% in the third quarter and decreased by approximately 0.9% in the first nine months of 2006, respectively, compared to the same periods in 2005. The decrease in margin for cable products for the first nine months of 2006 compared to the same period in 2005 is due primarily to higher material and freight costs in 2006 driven by higher commodity and energy prices offset, in part, by the impact of price increases.  The Company implemented further price increases in this segment in July in response to material cost increases which resulted in improved margins in the third quarter.  The gross margin percentages in the interconnect segment decreased approximately 1.4% and 1.5%, respectively, for the third quarter and the first nine months of 2006 when compared to the same periods in 2005 primarily as a result of the impact of the TCS acquisition (Note 10).  TCS has margins that are lower than the average of the Company and its inclusion in the consolidated results lowered the margin percentage. Interconnect segment margins excluding the impact of TCS were consistent with the prior year margins as the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control offset cost increases resulting primarily from higher material costs. Depreciation and amortization expense increased to $18.2 and $54.7 in the third quarter and first nine months of 2006, respectively, from $13.1 and $36.6, in the same periods of 2005 and was approximately 3% of sales in both periods of 2006 and 2005.  The majority of the increase relates to the impact of acquisitions including amortization of related intangibles of approximately $1.2 and $3.6 in the third quarter and first nine months of 2006, respectively, and to a lesser extent depreciation on new capital expenditures. Depreciation and amortization expense excluding the impact of the TCS acquisition was also approximately 3% of sales for both periods in 2006.

Selling, general and administrative expenses increased to $85.7 and $248.5, respectively, or 13.5% and 13.7% of net sales in the third quarter and first nine months of 2006 compared to $62.4 and $182.7, respectively, or 14% of net sales in the third quarter and first nine months of 2005. The increase in expense in the third quarter and first nine months of 2006 is attributable to the impact of acquisitions, increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development, increased administrative costs for insurance and pension expenses and $2.9 and $6.9, respectively, related to stock-based compensation expense as a result of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment,” which was effective on January 1, 2006.

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the second quarter of 2006.  In the third quarter and first nine months of 2006, the Company recorded charges of $5.7, or $.04 per share, and $20.7, or $.15 per share, respectively, for recovery and clean up expenses and property related damage, net of expected insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14.  Production activity increased during the third quarter with the plant substantially back to full production during the month of September.  As a result, sales in the third quarter and first nine months of 2006 were reduced by approximately $15.0 and $25.0 million, respectively.

Other expense, net, for the third quarter of 2006 and 2005 was $3.6 and $2.6, respectively, and was comprised primarily of program fees on the sale of accounts receivable ($1.3 in 2006 and $1.0 in 2005), minority interests ($1.9 in 2006 and $1.3 in 2005), and agency and commitment fees on the Company’s senior credit facility ($.5 in both 2006 and 2005).

Other expense, net, for the first nine months of 2006 and 2005 was $9.7 and $5.7, respectively, and was comprised primarily of program fees on the sale of accounts receivable ($3.8 in 2006 and $2.7 in 2005), minority interests ($4.6 in 2006 and $2.7 in 2005), agency and commitment fees on the Company’s senior credit facility ($1.6 in 2006 and $1.0 in 2005), foreign currency translation (gains) losses ($nil in 2006 and $(.4) gain in 2005) and interest income ($.5 in 2006 and $.2 in 2005).

Interest expense for the third quarter and nine months of 2006 was $9.3 and $29.5, respectively,  compared to $5.5 and $16.7, respectively, for the same periods in 2005.  The increase for the third quarter and nine months of 2006 compared to the 2005 periods is attributable primarily to higher average debt levels as well as the result of higher interest rates.  The higher debt levels relate to the funding of the TCS acquisition.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and, in connection therewith compensation expense is recognized in its consolidated statement of income for the three and nine months ended September 30, 2006 over the service period that the awards are expected to vest.  The Company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.   Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion No. 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.   As a result of adopting SFAS No. 123(R) on January 1, 2006 the Company’s income before income taxes and net income was reduced by $2.9 and $2.0, respectively, for the three months ended September 30, 2006 or $.02 per share, and $6.9 and $4.7, respectively, for the nine months ended September 30, 2006 or $.05 per share.

In the third quarter of 2006, the Company adjusted its effective tax rate from 33% to 32%. This reduction results primarily from an increase in income in lower tax jurisdictions and to a lesser extent changes in the Company’s income repatriation plans.  This lowered tax expense in the third quarter by approximately $2,600 or $.03 per share. The effective tax rate for the third quarter and first nine months of 2006 and 2005 was 30% and 32% in 2006, and 31% and 33% in 2005, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $214.0 in the first nine months of 2006 compared to $154.8 in the same 2005 period.  The increase in cash flow related primarily to an increase in net income as well as an increase, in the 2006 period, in non-cash expenses including depreciation and amortization and stock-based compensation expense. In addition, cash provided by operating activities for the 2006 period includes a net cash outlay of approximately $14.7 resulting from flood related recovery and clean-up costs, net of insurance and grant recoveries (Note 13).  The non-cash components of working capital increased $38.3 in the first nine months of 2006 due primarily to increases of $54.1 and $56.0, respectively, in accounts receivable and inventory due to higher levels of sales and an increase in other current assets of $9.4, partially offset by an increase in accounts payable and accrued expenses of $58.7 and $22.5, respectively, due to increased activity.  The non-cash components of working capital increased $36.6 in the first nine months of 2005 due primarily to increases of $29.5 and $20.4, respectively, in accounts receivable and inventory due to higher levels of sales, a decrease of $5.0 in accrued liabilities resulting primarily from increased income tax payments and an increase in other current assets of $1.9, partially offset by an increase in receivables sold under the Company’s account receivable securitization program of $5.0 and an increase in accounts payable of $13.2 due to increased activity.

Accounts receivable increased $66.7, due primarily to increased sales volume and to a lesser extent from the translation impact resulting from a relatively weaker U.S. dollar at September 30, 2006 compared to December 31, 2005 and acquisitions.  Days sales outstanding, computed before sales of receivables, decreased 2.4 days to 62.7 days.  Inventory increased $58.4 to $384.3 primarily due to the impact of higher sales volume, inventory from acquired companies and the translation impact resulting from a relatively weaker U.S. dollar at September 30, 2006 as compared to December 31, 2005.  Inventory turnover, excluding the impact of acquisitions, increased from 4.2x at December 31, 2005 to 4.3x at September 30, 2006.  Prepaid expenses and other assets increased $23.9 to $66.3 primarily resulting from an increase in deferred taxes and a $7.5 receivable related to remaining flood related insurance and grant recoveries.  Land and depreciable assets, net, increased $6.8 to $260.7 reflecting capital expenditures of $57.5, assets from acquired companies and the translation impact resulting from a relatively weaker U.S. dollar at September 30, 2006 as compared to December 31, 2005 partially offset by depreciation expense of $50.5.  Goodwill increased $23.8 to $910.6, primarily as a result of an acquisition in the first nine months of 2006 as well as adjustments relative to prior year acquisitions including performance based additional cash purchase consideration.  Other accrued expenses increased $34.0 to $127.2 primarily due to the reclassification from long-term liabilities and initial recording of accrued expenses for performance based additional cash purchase consideration associated with certain acquisitions and increased activity.  Other long-term liabilities decreased $0.1 to $32.5 due to the reclassification noted above to current liabilities offset by an increase in deferred tax and minority interest liabilities.  Accounts payable increased $66.6 to $243.9 as a result of higher operating levels.  Accrued pension and post employment benefit liabilities decreased $0.4 resulting from a $15.0 contribution made to the Company’s pension plan in September 2006 offset by an increase in the pension and post employment benefit liabilities related to the 2006 expense provisions, and the translation impact resulting from a relatively weaker U.S. dollar at September 30, 2006 compared to December 31, 2005.

For the first nine months of 2006, cash from operating activities of $214.0, proceeds from disposal of fixed assets of $4.3 and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $18.6 were used to fund capital expenditures of $57.5, acquisitions of $18.8, dividend payments of $8.0, a net debt reduction of $94.2, purchases of treasury stock of $33.4, payment of fees and expenses related to refinancing of $.9 and an increase in cash on hand of $24.1.  For the first nine months of 2005, cash from operating activities of $154.8 and proceeds from the exercise of stock options of $24.5 were used to fund capital expenditures of $41.3, acquisitions of $104.8, dividend payments of $5.4, a net debt reduction of $9.3, purchases of treasury stock of $8.7, payment of fees and expenses related to refinancing of $1.9 and an increase in cash on hand of $7.9.

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

At September 30, 2006, availability under the Revolving Credit Facility was $333.4, after a reduction of $12.3 for outstanding letters of credit.  In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2.4 (less tax effects of $0.8) or $.02 per share after tax.  Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 50 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (debt divided by EBITDA) lower than 3.50X; at September 30, 2006, such ratios as defined in the Revolving Credit Facility were 10.47X and 1.57X, respectively.  The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50.0 for capital leases, $450.0 for general indebtedness, $200.0 for acquisition indebtedness (of which approximately $7.2, $1.3 and $nil were outstanding at September 30, 2006, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250.0, or approximately $389.9 at September 30, 2006, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400.0, or approximately $568.6 at September 30, 2006, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets. At September 30, 2006, the Company was in compliance with these covenants and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0, $250.0 and $250.0 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value indicated that termination of the agreements at September 30, 2006 would have resulted in a pre-tax gain of $5.4; such gain, net of tax of $2.1 was recorded in other comprehensive income.

A subsidiary of the Company previously had an agreement (the “Receivables Purchase Agreement”) with a financial institution whereby the subsidiary could sell an undivided interest of up to $85.0 in a designated pool of qualified accounts receivable. The Company serviced, administered and collected the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remained substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. At September 30, 2006 and December 31, 2005, approximately $85.0 of receivables were sold under the Receivables Purchase Agreement and the New Agreement, respectively, and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and the sale of receivables under the Receivables Purchase Agreement.  The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

The Company’s Board of Directors has authorized an open-market stock repurchase program (the “Program”) of up to 5.0 million shares of the Company’s common stock during the period ending December 31, 2008.  The timing and price of any purchases under the Program will depend on market conditions.  During the first nine months of 2006, the Company purchased approximately 0.6 million shares of common stock.  At September 30, 2006, approximately 2.7 million shares remained available for purchase under the Program.  In September 2006, the Company retired 2.3 million shares of its common stock purchased for $87.8 as of September 30, 2006 under the Program by reducing retained earnings by this amount.

On January 19, 2005, the Company announced the commencement of the payment of a quarterly dividend on its common stock of $.03 per share. The Company paid a quarterly dividend in the amount of $2.7 or $.03 per share on October 4, 2006 to shareholders of record as of September 13, 2006. Cumulative dividends paid during 2006, including the October 4, 2006 payment, were $10.7.

In August 2006, the President signed into law the Pension Protection Act of 2006. The bill reforms the funding rules for employer-provided pension plans, effective for plan years beginning after 2007. The Company is in the process of determining the impact of this legislation.

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

TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 by and among the Company and Teradyne, Inc., a Massachusetts Corporation (“Teradyne”), the Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of approximately $384.7 in cash including purchase price adjustments of approximately $5.3. In addition, the Company incurred approximately $8.8 of transaction related expenses.  The purchase price was financed through borrowings under the Company’s revolving credit facility (Note 12).  The accompanying Condensed Consolidated Statement of Income for the third quarter and nine months ended September 30, 2006, includes the results of TCS. TCS had sales of $125.9 and $330.1, respectively, and operating income margins of approximately 16% and 13%, respectively, for the third quarter and nine months ended September 30, 2006.

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

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements within the meaning of the federal securities laws, and should be considered subject to the many uncertainties that exist in the Company’s operations and business environment. These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in Part I, Item 1A of the Company’s 2005 Annual Report on Form 10-K. Actual results could differ materially from those currently anticipated.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2005 Annual Report on Form 10-K.  Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the third quarter 2005 as discussed in Liquidity and Capital Resources above.  In conjunction with the 2005 refinancing and the funds drawn in conjunction with the TCS acquisition (Note 10), the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  At September 30, 2006, the Company’s average LIBOR rate was 4.61%.  A 10% change in the LIBOR interest rate at September 30, 2006 would have the effect of increasing or decreasing interest expense by approximately $.03 million.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2006, although there can be no assurances that interest rates will not significantly change.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The Company’s Board of Directors has authorized an open-market stock repurchase program (the “Program”) of up to 5.0 million shares of the Company’s common stock during the period ended December 31, 2008.  At September 30, 2006, approximately 2.7 million shares of common stock remained available for repurchase under the Program.  In September 2006, the Company retired 2.3 million shares of its common stock purchased for $87.8 as of September 30, 2006 under the Program by reducing retained earnings by this amount.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Numbe of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2006	—	$—	1,673,100	3,326,900
February 1, to February 28, 2006	—	—	1,673,100	3,326,900
March 1, to March 31, 2006	—	—	1,673,100	3,326,900
April 1, to April 30, 2006	—	—	1,673,100	3,326,900
May 1, to May 31, 2006	187,400	55.90	1,860,500	3,139,500
June 1, to June 30, 2006	181,100	53.78	2,041,600	2,958,400
July 1, to July 31, 2006	—	—	2,041,600	2,958,400
August 1, to August 31, 2006	—	—	2,041,600	2,958,400
September 1, to September 30, 2006	229,100	57.73	2,270,700	2,729,300
Total	597,600	$55.96	2,270,700	2,729,300

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders —

None

Item 5.            Other Information

None

Item 6.            Exhibits —

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
10.10

Amended and Restated Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.11

Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*

10.12	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.13

Amended and Restated Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).* .

10.14	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.15	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.16	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.17	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.18	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.19	Third Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 2006 10-Q).*
10.20	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K)*

10.21	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K)*
10.22	Form of 1997 Sale Participation Agreement (filed as Exhibit 10.52 to the December 31, 2004 10-K)*
10.23	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K)*
10.24	Form of 2000 Management Stockholders’ Agreement as of May 24, 2006 (filed as Exhibit 10.24 to the June 30, 2006 10-Q).*
10.25	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K)*
10.26	Form of 2000 Non-Qualified Stock Option Agreement as of May 24, 2006 (filed as Exhibit 10.26 to the June 30, 2006 10-Q).*
10.27	Form of 2000 Sale Participation Agreement(filed as Exhibit 10.55 to the December 31, 2004 10-K)*
10.28	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.29	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.30	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.31	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.32	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.33	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.34	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.35	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.36	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.37	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.38	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.39	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.40	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.41	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.42	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.43	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.44	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.45	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.46	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*

10.47	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.48	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.49	2005 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.56 to the March 31, 2005 10-Q).*
10.50	2006 Amphenol Corporation Management Incentive Plan. (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.51

Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003).*

10.52

Amendment No. 1 to the Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*

10.53

Amendment No. 2 to the Credit Agreement dated as of November 10, 2004, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as an Exhibit to the Form 8-K filed on November 10, 2004).*

10.54

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.55

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.56

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

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

Date:  November 3, 2006