Form 10-K
period 2006-12-31
AMPHENOL CORP /DE/
filed 2007-02-21
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10879

AMPHENOL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2785165
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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
Yes  ☐   No  ☒

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $4,998 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2006.

As of January 31, 2007, the total number of shares outstanding of registrant’s Class A Common Stock was 89,027,518.

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

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2006, the Company reported net sales, operating income and net income of $2,471.4 million, $424.6 million and $255.7 million, respectively. The table below summarizes information regarding the Company’s primary markets and end applications for the Company’s products:

	Information Technology & Communications	Industrial/Automotive	Commercial Aerospace and Military

Percentage of Sales	61%	21%	18%

Primary End Applications

Wireless Communication Systems

•  wireless handsets and personal communication devices

•  wireless infrastructure equipment

•  base stations

•  cell sites

Broadband Networks

•  cable television networks

•  set top converters

•  highspeed data kits

•  cable modems

		Factory automation Instrumentation Automobile safety systems and other on board electronics Mass transportation Oil exploration Off-road construction Medical equipment Satellite radio systems

Military and Commercial Aircraft

•   avionics

•   engine controls

•   flight controls

•   passenger related systems

Missile systems

Battlefield communications
Satellite and space programs
Radar systems
Military vehicles
Ordnance

	Telecommunications and Data Communications
	• servers and storage systems
	• computers, personal computers and related peripherals
	• data networking equipment
	• routers, switches

The Company designs and manufactures connectors and interconnect systems which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is the third largest connector manufacturer in the world. The Company has developed a broad range of connector and interconnect products for the information technology and communications equipment applications including the converging voice, video and data communications markets. The Company offers a broad range of interconnect products for factory automation, machine tools, instrumentation and medical systems, mass transportation applications and automotive applications, including airbags, pretensioner seatbelts and other on board automotive electronics. In addition, the Company is the leading supplier of high performance, military-specification, circular environmental connectors that require superior reliability and performance under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as oil exploration, medical instrumentation and off-road construction.

The Company is a global manufacturer employing advanced manufacturing processes. The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Africa and Asia. The Company sells its products through its own global sales force and independent manufacturers’ representatives and a global network of electronics distributors to thousands of OEMs in approximately 60 countries throughout the world. The Company also sells certain products to electronic manufacturing services (EMS) and original design manufacturing (ODM) companies, and to communication network operators.  For the year 2006, approximately 47% of the Company’s net sales were in North America, 21% were in Europe and 32% were in Asia and other countries.

The Company generally implements its product development strategy through product design teams and collaboration arrangements with customers which result in the Company obtaining approved vendor status for its customers’ new products and programs. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. By developing application specific products, the Company has decreased its exposure to standard products which generally experience greater pricing pressure. In addition to product design teams and customer collaboration arrangements, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

The Company and industry analysts estimate that the worldwide sales of interconnect products were approximately $40 billion in 2006. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors and interconnect systems worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 53% in 2006.

The Company’s acquisition strategy is focused on the consolidation of this highly fragmented industry.  The Company targets acquisitions on a global basis in high growth segments that have complementary capabilities to the Company from a product, customer or geographic standpoint.  The Company looks to add value to those smaller companies through its global capabilities and generally expects acquisitions to be accretive to performance in the first year.  In the year 2006 the Company spent approximately $22 million on acquisitions, including payments for performance-based additional cash consideration. This represented two small acquisitions in target markets, including the data communications and industrial/medical markets, that broadened and enhanced its product offering in these areas.  In December 2005, the Company purchased the connection systems business (“TCS”) of Teradyne Inc. for approximately $385 million.  TCS had sales of approximately $373 million in 2005 and, the Company believes, is the leader in high speed, high density, printed circuit board interconnect products.  TCS sells its products primarily to the data communications, wireless infrastructure and storage and server markets. The TCS acquisition is almost entirely complementary to Amphenol from a product standpoint and allows the Company to offer a complete and integrated interconnect solution for customers in the communications markets, significantly enhancing the Company’s position.

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

	2006	2005	2004
	(dollars in thousands)
Net trade sales by business segment:
Interconnect products and assemblies	$2,207,508	$1,592,439	$1,333,838
Cable products	263,922	215,708	196,608

	$2,471,430	$1,808,147	$1,530,446

Net trade sales by geographic area (1):
United States operations	$1,059,974	$802,351	$674,302
International operations	1,411,456	1,005,796	856,144
	$2,471,430	$1,808,147	$1,530,446

(1)                                  Based on customer location to which product is shipped.

Interconnect Products and Assemblies.  The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial aerospace and military systems, automotive and mass transportation applications, and industrial and factory automation equipment.  Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission.  Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment.  The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: engineered cable assemblies used in base stations for wireless communication systems and internet networking equipment; smart card acceptor devices used in mobile telephones, set top boxes and other applications to facilitate reading data from smart cards; fiber optic connectors used in fiber optic signal transmission; backplane and input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; sculptured flexible circuits used for integrating printed circuit boards in communication applications and hinge products used in mobile phone and other mobile communication devices.  The Company also designs and produces a broad range of radio frequency connector products and antennas used in telecommunications, computer and office equipment, instrumentation equipment, local area networks and automotive electronics.  The Company’s radio frequency interconnect products and assemblies are also used in base stations, mobile communication devices and other components of cellular and personal communications networks.

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

Cable Products.  The Company designs, manufactures and markets coaxial cable primarily for use in the cable television industry.  The Company’s Times Fiber Communications subsidiary is the world’s second largest producer of coaxial cable for the cable television market. The Company believes that its Times Fiber Communications unit is one of the lowest cost producers of coaxial cable for cable television.  The Company’s coaxial cable and connector products are used in cable television systems including full service cable television/ telecommunication systems being installed by cable operators and telecommunication companies offering video, voice and data services.  The Company is also a major supplier of coaxial cable to the international cable television market.  The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum tubular shield, and flexible, which has one or more braided metallic shields. Semi-flexible coaxial cable is used in the trunk and feeder distribution portion of cable television systems, and flexible cable (also known as drop cable) is used primarily for hookups from the feeder cable to the cable television subscriber’s residence.  Flexible cable is also used in other communication applications.  The Company has also developed a broad line of radio frequency and fiber optic interconnect components for full service cable television/ telecommunication networks.

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

The Company is also a leading producer of high speed data cables and specialty cables including flat-ribbon cable, a cable made of wires assembled side by side such that the finished cable is flat.  Flat-ribbon cable is used to connect internal components in systems with space and component configuration limitations.  The product is used in computer and office equipment applications as well as in a variety of telecommunication applications.

International Operations

The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.  Approximately 57% of the Company’s sales for the year ended December 31, 2006 were outside the United States. Approximately 49% of such international sales were in Asia.  The Company has manufacturing and assembly facilities in China, Taiwan, Korea, India, Japan and Malaysia.  The balance of the Company’s international manufacturing and assembly facilities are located in Europe, Canada, Latin America, Africa and Australia.  European operations include manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, Slovakia and Estonia and sales offices in most European markets.  The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world.  The Company has low cost manufacturing and assembly facilities in China, Mexico, India, Eastern Europe and Africa to serve regional and world markets.

Customers

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 7% of net sales for the year ended December 31, 2006. The Company sells its products to over 10,000 customer locations worldwide. The Company’s products are sold both directly to OEMs, contract manufacturers, cable system operators, telecommunication companies and through manufacturers’ representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company has concentrated its efforts on service and productivity improvements including advanced computer aided design and manufacturing systems, statistical process controls and just-in-time inventory programs to increase product quality and shorten product delivery schedules. The Company’s strategy is to provide comprehensive design capabilities, a broad selection of products and a high level of service in the areas in which it competes. The Company has achieved a preferred supplier designation from many of its customers.

The Company’s sales to distributors represented approximately 15% of the Company’s 2006 sales. The Company’s recognized brand names, including “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex,” “Sine,” “Spectra-Strip,” “Pyle-National,” “Matrix,” “Kai Jack” and others, together with the Company’s strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

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

The Company employs a global manufacturing strategy to lower its production costs and to improve service to customers. The Company sources its products on a worldwide basis with manufacturing and assembly operations in the Americas, Europe, Asia, Africa and Australia. To better serve high volume customers, the Company has established just-in-time facilities near major customers.

The Company’s policy is to maintain strong cost controls in its manufacturing and assembly operations. The Company is continually evaluating and adjusting its expense levels and workforce to reflect current business conditions and maximize the return on capital investments.

The Company purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and silver used in plating, aluminum, brass, steel, copper and bimetallic products used for cable, contacts and connector shells; and plastic materials used for cable and connector bodies and inserts. Such raw materials are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is generally not dependent upon any one source for raw materials, or if one source is used the Company attempts to protect itself through long-term supply agreements.

Research and Development

The Company’s research and development expense for the creation of new and improved products and processes was $53.7 million, $40.1 million and $32.5 million for 2006, 2005 and 2004, respectively. The Company’s research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet specific customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

The Company owns a number of active patents worldwide. The Company also regards its trademarks “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex,” and “Spectra-Strip” to be of material value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks. The Company has rights to other registered and unregistered trademarks which it believes to be of value to its businesses. While the Company considers its patents and trademarks to be valuable assets, the Company does not believe that its competitive position is dependent on patent or trademark protection or that its operations are dependent on any individual patent or trademark.

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

Backlog

The Company estimates that its backlog of unfilled orders was $473 million and $397 million at December 31, 2006 and 2005, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications related markets (including wireless communications, telecom & data communications and broadband communications) and sales to distributors,  generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2006, the Company had approximately 25,600 full-time employees worldwide of which approximately 16,400 were located in low cost regions. Of these employees, approximately 20,800 were hourly employees and the remainder were salaried. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell  jointly consented to perform certain investigations and remedial and monitoring activities at two sites, the “Route 8” landfill and the “Sidney” landfill, and they were jointly ordered to perform work at another site, the “Richardson Hill Road” landfill. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial condition or results of operations. The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup and monitoring costs and potential damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company has performed remediation activities and is currently performing operations and maintenance and monitoring activities at three off-site disposal sites previously utilized by the Company’s Sidney facility and others, to wit the Richardson Hill Road landfill, the Route 8 landfill and the Sidney landfill.  Actions at the Richardson Hill Road and Sidney landfills were undertaken subsequent to designation as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Route 8 landfill was designated as a New York State Inactive Hazardous Waste Disposal Site, with remedial actions taken pursuant to Chapter 6, Section 375-1 of the New York Code of Rules and Regulations. In addition, the Company is currently performing monitoring activities at, and in proximity to, its manufacturing site in Sidney, New York. The Company is also engaged in remediating or monitoring environmental conditions at certain of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at other off-site disposal sites. All such environmental matters referred to in this paragraph are covered by the Honeywell Agreement.

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

The Company is dependent on the communications industry, including telecommunication and data communication, wireless communications and broadband communications.

Approximately 61% of the Company’s revenues for the year ended December 31, 2006 came from sales to the communications industry, including telecommunication and data communication, wireless communications and broadband communications. Demand for these products is subject to rapid technological change (see below—”The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant price pressure on their suppliers, including the Company. While sales to the Company’s largest customer accounted for approximately 7% of consolidated sales in 2006, the loss of one or more of the large communications customers could have a material adverse effect on the Company’s business. There can be no assurance that the Company will be able to continue to compete successfully in the communications industry, and the Company’s failure to do so could impair the Company’s results of operations.

Approximately 11% of the Company’s 2006 revenues came from sales to the broadband communications industry. Demand for the Company’s broadband communications products depends primarily on capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending, and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, acquisitions of cable television operators by non-cable television operators, cable system consolidation within the industry, the financial condition of domestic cable television operators and their access to financing, competition from satellite, telephone and  television providers and telephone companies, technological developments and new legislation and regulation of cable television operators. There can be no assurance that existing levels of cable television capital spending will continue or that cable television spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 18% of the Company’s 2006 revenues came from sales to the commercial aerospace and military market. The Company participates in a broad spectrum of defense programs and believes that no one program accounted for more than 1% of its 2006 revenues. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. However, the Company’s sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Nevertheless, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. The U.S. defense budget declined in real terms from 1986 to 1998. Beginning in 1999, the U.S. defense budget has been increasing and increased again in 2006. Nevertheless, a decline in U.S. defense expenditures and defense expenditures generally could adversely affect the Company’s business.

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

The Company estimates that products introduced in the last two years accounted for approximately 21% of 2006 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails or is significantly delayed in introducing new product line concepts or if the Company’s new products do not meet with market acceptance, our results of operations may be impaired.

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

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. The Company utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. At December 31, 2006, the Company had interest rate protection in the form of swaps that effectively fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. At December 31, 2006, the Company’s average LIBOR rate was 4.6%. A 10% change in the LIBOR interest rate at December 31, 2006 would not have materially increased or decreased interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2007, although there can be no assurances that interest rates will not significantly change.

The Company’s results may be negatively affected by foreign currency exchange rates.

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency and by managing its working capital. There can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations. The Company does not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company has completed a number of acquisitions in the past few years. It is possible the Company may experience difficulty integrating such acquisitions and further that the acquisitions may not perform as expected. At December 31, 2006, the total assets on the Company’s balance sheet were $2,195.4 million, which included $926.2 million of goodwill. The goodwill arose as the excess of the purchase price over the fair value of net assets of businesses acquired dating over the period 1987-2006. The Company performs annual evaluations for the potential impairment of the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142. Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a non-cash charge to its income statement for the impairment of goodwill.

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

•                                          Unforeseen interruptions to the Company’s business with its largest customers, distributors and suppliers resulting from but not limited to, strikes, financial instabilities, computer malfunctions, inventory excesses or natural disasters.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2006, the Company operated a total of 180 plants and warehouses of which (a) the locations in the U.S. had approximately 2.6 million square feet, of which 1.2 million square feet were leased; (b) the locations outside the U.S. had approximately 4.7 million square feet, of which 3.4 million square feet were leased; and (c) the square footage by segment was approximately 6.2 million square feet and 1.1 million square feet for interconnect products segment and cable products segment, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the last quarter of the year ended December 31, 2006.

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

On January 17, 2007, the Company announced a 2-for-1 stock split that will be effective for stockholders of record as of March 16, 2007 and these additional shares are expected to be distributed on or about March 30, 2007. The share information included herein does not reflect the effect of such stock split.  Had this stock split occurred at December 31, 2006, total authorized shares of Common Stock would have been 400,000,000, total shares outstanding would have been 178,265,978 and net income per share on a diluted basis would have been $1.39.

The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low prices for the common stock for both 2006 and 2005 as reported on the New York Stock Exchange.

	2006		2005
	High	Low	High	Low

First Quarter	$52.50	$43.88	$41.94	$33.24
Second Quarter	61.62	49.33	43.20	35.79
Third Quarter	64.39	50.30	46.20	36.57
Fourth Quarter	70.49	60.88	45.12	38.38

As of January 31, 2007, there were 44 holders of record of the Company’s common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.03 per share.  Cumulative dividends declared during 2006 were $10.7 million of which $8.0 million were paid in 2006. Total dividends paid in 2006 were $10.7 million including those declared in 2005 and paid in 2006.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business, repurchase shares of its common stock and to repay outstanding indebtedness.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2006:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	6,457,713	$30.21	3,857,930
Equity compensation plans not approved by security holders	—	—	—
Total	6,457,713	$30.21	3,857,930

Purchases of Equity Securities

On October 20, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 5.0 million shares (on a post-split basis) of its common stock during the period ended September 30, 2006 which was extended to December 31, 2008 by an amendment on July 27, 2006. At December 31, 2006, approximately 2.1 million shares of Common Stock remained available for repurchase under the Program. In September 2006, the Company retired 2.3 million shares of its common stock purchased for $87.8 million under the Program by reducing retained earnings by this amount.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2006	—	$—	1,673,100	3,326,900
February 1, to February 28, 2006	—	—	1,673,100	3,326,900
March 1, to March 31, 2006	—	—	1,673,100	3,326,900
April 1, to April 30, 2006	—	—	1,673,100	3,326,900
May 1, to May 31, 2006	187,400	55.90	1,860,500	3,139,500
June 1, to June 30, 2006	181,100	53.78	2,041,600	2,958,400
July 1, to July 31, 2006	—	—	2,041,600	2,958,400
August 1, to August 31, 2006	—	—	2,041,600	2,958,400
September 1, to September 30, 2006	229,100	57.73	2,270,700	2,729,300
October 1, 2006 to October 31, 2006	—	—	2,270,700	2,729,300
November 1, 2006 to November 30, 2006	119,900	65.02	2,390,600	2,609,400
December 1, 2006 to December 31, 2006	483,000	65.05	2,873,600	2,126,400
Total	1,200,500	$60.52	2,873,600	2,126,400

Item 6. Selected Financial Data

(dollars in thousands, except per share data)

	Year Ended December 31,
	2006		2005	2004	2003		2002

Operations
Net sales	$2,471,430		$1,808,147	$1,530,446	$1,239,504		$1,062,002
Net income	255,691(	2)	206,339	163,311	103,990(	1)	80,344
Net income per common share—Diluted	2.79(	2)	2.28	1.82	1.18(	1)	0.93
Financial Position
Working capital	$486,946		$373,884	$253,443	$233,707		$153,250
Total assets	2,195,397		1,932,540	1,306,711	1,181,384		1,078,908
Long-term debt, including current portion	680,414		781,000	449,053	542,959		644,248
Shareholders’ equity	902,994		689,235	481,604	323,406		166,982
Weighted average shares outstanding—Diluted	91,673,663		90,471,737	89,736,656	88,131,720		86,891,200
Cash dividends declared per share	$0.12		$0.12	—	—		—

(1)          Includes a one-time charge for expenses incurred in the early extinguishment of debt of $10,367, less tax benefit of $3,525, or $0.08 per share after taxes.

(2)          Includes a one-time charge for expense incurred in connection with a flood at the Company’s Sidney, NY facility of $20,747, less tax benefit of $6,535, or $0.15 per share after taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2006 has been derived from and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

Executive Overview

The Company is a global designer, manufacturer and marketer of interconnect and cable products.  In 2006 approximately 57% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

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

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 7% of net sales in 2006.  The Company encounters competition in all of its markets and competes primarily on the basis of engineering, product quality, price, customer service and delivery time.  There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices.  The Company has focused its global resources to position itself to compete effectively in this environment.  The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

The Company’s strategy is to provide comprehensive design capabilities, a broad selection of products and a high level of service in the areas in which it competes.  The Company focuses its research and development efforts through close collaboration with its OEM customers to develop highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales within a one-to-three year period.  The Company is also focused on controlling costs.  The Company does this by investing in modern manufacturing technologies, controlling purchasing processes and expanding into low cost areas.

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

•                  Design and develop application-specific interconnect solutions

•                  Establish a strong global presence in resources and capabilities

•                  Preserve and foster a collaborative, entrepreneurial management structure

•                  Maintain a culture of controlling costs

•                  Pursue strategic acquisitions

For the year ended December 31, 2006, the Company reported net sales, operating income and net income of $2,471.4 million, $424.6 million and $255.7 million, respectively; up 37%, 24% and 24%, respectively, from 2005.  Sales of interconnect products and assemblies and sales of cable products increased in the majority of the Company’s related major markets and  geographic regions.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company is its ability to consistently generate cash.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2006, the Company generated operating cash flow of $289.6 million.

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.1	66.9	67.6
Selling, general and administrative expense	13.9	14.2	14.3
Casualty loss related to flood	.8	—	—
Operating income	17.2	18.9	18.1
Interest expense	(1.6)	(1.3)	(1.5)
Other expenses, net	(.5)	(.5)	(.4)
Expense for early extinguishment of debt	—	(.1)	—
Income before income taxes	15.1	17.0	16.2
Provision for income taxes	(4.8)	(5.6)	(5.5)
Net income	10.3%	11.4%	10.7%

2006 Compared to 2005

Net sales were $2,471.4 million for the year ended December 31, 2006 compared to $1,808.1 million for 2005, an increase of 37% in U.S. dollars and 36% in local currencies.  The increase in sales over 2005 excluding acquisitions was 12% in U.S. dollars and 11% in local currencies.  Sales of interconnect products and assemblies (approximately 90% of net sales) increased 39% in U.S. dollars and 38% in local currencies compared to 2005 ($2,207.5 million in 2006 versus $1,592.4 million in 2005).  Sales increased in the Company’s major end markets including telecommunications and data communications, mobile communications, industrial and military/aerospace markets.  Sales to the telecommunications and data communications related markets increased approximately $338.8 million reflecting the impact of the acquisition of TCS in December 2005 (Note 7) and increased sales of new high speed interconnect products for servers and other data center equipment applications.  The increase in sales in the mobile communications markets (approximately $209.0 million) is attributable primarily to increased sales to the mobile device market relating to new products, the impact of the acquisition of TCS in December 2005 and to a lesser extent to increased demand in the wireless infrastructure market from cell site installation customers.  The increase in sales in the industrial market (approximately $55.8 million) reflects increased sales in North America and Europe relating to products for the factory automation, medical and oil/geophysical markets and the impact of acquisitions.  The increase in military/aerospace sales (approximately $15.4 million) relates to increased demand on commercial aircraft and military programs.  Sales in the military/aerospace market were adversely impacted by approximately $25.0 million in 2006 due to business interruption related to the flood at the Company’s Sidney, New York facility further described below. Automotive sales declined approximately $8.1 million primarily as a result of a reduction in vehicle production rates by European and U.S. vehicle manufacturers.  Sales of cable products (approximately 10% of net sales) increased 22% compared to 2005 ($263.9 million in 2006 versus $215.7 million in 2005). Such increase is primarily due to increased sales in broadband cable television markets and the impact of price increases.

Geographically, sales in the U.S. in 2006 increased approximately 32% compared to 2005 ($1,060.0 million in 2006 versus $802.4 million in 2005); international sales for 2006 increased approximately 40% in U.S. dollars ($1,411.5 million in 2006 versus $1,005.8 million in 2005) and increased approximately 39% in local currency compared to 2005.  The comparatively weak U.S. dollar in 2006 had the effect of increasing net sales by approximately $16.5 million when compared to foreign currency translation rates in 2005.

The gross profit margin as a percentage of net sales decreased to 32% in 2006 compared to 33% in 2005 due primarily to a decrease in margins in the interconnect products and assemblies segment primarily as a result of the TCS acquisition (Note 7).  The operating margin for interconnect products and assemblies decreased approximately 1% compared to the prior year.  TCS margins  are lower than the average margin of the Company and its inclusion in the consolidated results lowered the margin percentage. Interconnect segment margins excluding the impact of TCS were consistent with the prior year margins as the continuing development of new higher margin, application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control, offset increases resulting primarily from higher material costs.  In addition, cable operating margins decreased 0.3% reflecting higher material and freight costs in 2006 driven by higher commodity and energy prices offset, in part, by the impact of price increases.

Selling, general and administrative expenses were $342.8 million and $257.1 million in 2006 and 2005, respectively, or approximately 14% of sales in each year.  The increase in expense in 2006 is attributable to the impact of acquisitions and increases in the major components of selling, general and administrative expenses as follows.  Research and development expenditures increased approximately $13.6 million, reflecting increases in expenditures for new product development and represented approximately 2% of sales for both 2006 and 2005. Selling and marketing expenses remained approximately 7% of sales.  Shipping expense, which relates primarily to sales of cable products to the broadband market, increased proportionately with sales for those products. Administrative expenses increased by approximately $34.2 million, due primarily to increases in costs as a result of the TCS acquisition and stock-based compensation expense of $9.7 million, as a result of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment,” which was effective on January 1, 2006, in addition to general cost increases relating to professional fees, pensions and employee-related benefits.

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the second quarter of 2006.  In 2006, the Company recorded charges of $20.7 million, or $.15 per share, for recovery and clean up expenses and property related damage, net of insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14.  Production activity was substantially back to full production at the end of the third quarter.  As a result, sales in 2006 were reduced by approximately $25.0 million.

Interest expense was $38.8 million for 2006 compared to $24.1 million for 2005. The increase is primarily attributable to higher interest rates and higher average debt levels related to the TCS acquisition (Note 7).

Expenses for early extinguishment of debt totaling $2.4 million in 2005, relate to the refinancing of the Company’s senior credit facilities.  Such one-time expenses included the write off of deferred debt issuance costs of $5.7 million partially offset by the settlement of interest rate swap agreements of $3.2 million. No such expenses were incurred in 2006.

Other expenses, net, for 2006 and 2005 were $12.5 million and $8.9 million, respectively.  Other expenses, net, are comprised primarily of minority interests ($6.0 million in 2006 and $4.1 million in 2005), program fees on the sale of accounts receivable ($5.0 million in 2006 and $3.8 million in 2005), reflecting higher receivable fee rates in 2006 and agency and commitment fees on the Company’s credit facilities ($2.1 million in 2006 and $1.5 million in 2005) primarily due to higher commitment fees offset by interest income ($0.7 million in 2006 and $0.4 million in 2005).  See Note 11 to the Company’s Consolidated Financial Statements for details of the components of other expenses, net.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and, in connection therewith compensation expense is recognized in its consolidated statement of income for the year ended December 31, 2006 over the service period that the awards are expected to vest.  The Company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.   Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion No. 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.   As a result of adopting SFAS No. 123(R) on January 1, 2006 the Company’s income before income taxes and net income was reduced by $9.7 million and $6.7 million, respectively, or $.07 per share, for the year ended December 31, 2006.

The provision for income taxes was at an effective rate of 31.5% in 2006 and 33% in 2005.  The lower effective tax rate results primarily from an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans. The total effective rate reduction lowered tax expense in 2006 by approximately $5.6 million or $.06 per share.

2005 Compared to 2004

Net sales were $1,808.1 million for the year ended December 31, 2005 compared to $1,530.4 million for 2004 an increase of 18% in both U.S. dollars and local currencies.  The increase in sales over 2004 excluding acquisitions was 8% in both U.S. dollars and local currencies.  Sales of interconnect products and assemblies increased 19% in U.S. dollars and local currencies compared to 2004 ($1,592.4 million in 2005 versus $1,333.8 million in 2004).  Sales increased in all major geographic regions as a result of the continuing development of new application specific and value added products, economic improvement in some of the Company’s major end markets and the impact of acquisitions.  Sales increased in the Company’s major end markets including mobile communications, military/aerospace, industrial, automotive, and computer/data communications markets.  The increase in sales in the mobile communications markets (approximately $92.7 million) is attributable to increased demand for wireless infrastructure products for cell site installations in North America, increased demand on mobile handset products in Asia and the impact of acquisitions.  The increase in sales in the industrial market (approximately $24.1 million) reflects increased sales in North America and Europe and the impact of acquisitions.  Automotive sales increased approximately $33.7 million primarily in Europe, reflecting the impact of an acquisition late 2004.  The increase in military/aerospace sales (approximately $57.8 million) relates to increased demand on military programs, avionics applications in North America and the impact of acquisitions.  Sales to the computer and data communications related markets increased approximately $45.8 million reflecting the impact of acquisitions and increased sales in Asia for disk drive and storage applications.  Sales of cable products increased 10% compared to 2004 ($215.7 million in 2005 versus $196.6 million in 2004). Such increase is primarily due to increased sales in broadband cable television markets and the impact of price increases.

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

The gross profit margin as a percentage of net sales (including depreciation in cost of sales) increased to 33% in 2005 compared to 32% in 2004.  An increase in margins in the interconnect products and assemblies segment was partially offset by a decline in margins in the cable segment.  The operating margin for interconnect products and assemblies increased approximately 1% compared to the prior year.  The increase is generally attributable to the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control.  The decrease in cable margins was due to the impact of a continued increase in material costs which was not fully offset by price increases implemented during the year.

Selling, general and administrative expenses were $257.1 million and $218.8 million in 2005 and 2004, respectively, approximately 14.0% of sales.  Research and development expenditures increased approximately $7.6 million, commensurate with sales, reflecting increases in expenditures for new product development and represented approximately 2% of sales for both 2005 and 2004. Selling and marketing expenses remained approximately 7% of sales.  Shipping expense, which relates primarily to sales of cable products to the broadband market, increased commensurate with sales for those products. Administrative expenses increased by approximately $8.4 million, due primarily to increases in costs relating to insurance, pensions and medical benefits.

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

Liquidity and Capital Resources

Cash provided by operating activities totaled $289.6 million, $229.6 million and $208.3 million for 2006, 2005 and 2004, respectively.  Operating cash flow includes $nil, $5.0 million and $6.2 million in 2006, 2005 and 2004, respectively, resulting from an increase in sale of receivables under the Company’s receivable securitization program.  The increase in cash from operating activities in 2006 compared to 2005 is primarily attributable to an increase in net income and an increase in depreciation and amortization partially offset by a higher increase in the non-cash components of working capital compared to the increase in 2005.  The increase in cash from operating activities in 2005 compared to 2004 is also primarily attributable to an increase in net income and an increase in depreciation and amortization partially offset by an increase in the non-cash components of working capital compared to a decrease in 2004.

The non-cash components of working capital increased $69.4 million in 2006 due primarily to increases in accounts receivable of $60.6 million, $81.9 million in inventory, $19.0 million in prepaid expenses and other assets and a decrease in accrued interest of $1.1 million partially offset by a $46.4 million increase in accounts payable and an increase of $46.8 million in accrued liabilities.

The non-cash components of working capital increased $36.7 million in 2005 due primarily to an increase in accounts receivable of $45.2 million and $20.6 million in inventory partially offset by a $25.8 million increase in accounts payable, a decrease of $10.4 million in accrued liabilities, an increase of $5.0 million of receivables sold, an increase in accrued interest of $3.0 million, and a decrease of $5.6 million in prepaid expenses and other assets.

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

In 2006, accounts receivable increased $81.0 million to $383.9 million, due to an increase in sales levels, $16.0 million due to translation resulting from the comparatively weaker U.S. dollar at December 31, 2006 compared to December 31, 2005 (“translation”) and $4.1 million from acquired companies. Days sales outstanding  increased to approximately 66 days from 65 days in 2005.  Inventory increased $90.6 million to $416.5 million, primarily due to an operating addition of $60.5 million, $13.3 million due to a new inventory hubbing arrangement with certain customers, $12.8 million due to translation and $4.0 million in inventory from acquired companies. Inventory days at December 31, 2006 and 2005 were 86 and 87, respectively.  Goodwill and acquired intangible assets increased $34.8 million to $968.9 million primarily as a result of acquisitions completed during the year in addition to adjustments made for prior acquisitions.  Land and depreciable assets, net, increased $20.3 million to $274.1 million reflecting capital expenditures of $82.4 million, $9.8 million due to translation, assets from acquisitions of approximately $3.0 million offset by depreciation of $67.0 million and disposals of $8.0 million.  Accounts payable and accrued salaries, wages and employee benefits increased $57.6 million and $10.5 million to $234.9 million and $53.2 million, respectively, due to an increase in sales levels, liabilities assumed from acquired companies and a $7.4 million and $1.8 million increase, respectively, due to translation.  Other accrued liabilities increased $55.5 million to $156.4 million relating primarily an increase of $21.6 million in liabilities associated with performance-based additional cash consideration on acquisitions, an increase in accrued income taxes of $17.9 million, the recording of $10.9 million in deferred revenue related to the new inventory hubbing arrangements discussed above, accruals relating to higher sales volume as well as a $4.1 million increase due to translation. Accrued pension and post employment benefit obligations increased $29.5 million to $138.3 million primarily as a result of an increase of $21.1 million relating to the implementation of Statement No. 158 (“SFAS”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, as further discussed below, and the impact of translation.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS  158 whichrequires employers to fully recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The pension asset or liability under SFAS 158 is equal to the difference between the fair value of the plan’s assets and its projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans.  Prior guidance required the liability to be measured as the accumulated benefit obligation.  In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. SFAS 158 also requires entities to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The statement is effective for years ending after December 15, 2006 except for the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet which is effective for fiscal years ending after December 15, 2008. SFAS 158 had the effect of increasing the Company’s accrued benefit obligation

(including the elimination of the intangible asset of $10.0 million at December 31, 2005) and other comprehensive income, net of deferred tax assets, by approximately $31.1 million and $19.2 million, respectively at December 31, 2006 and did not have any impact on the Company’s consolidated statement of income.

In 2006, cash from operating activities of $289.6 million, proceeds from disposal of fixed assets of $5.9 million and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $31.9 million were used to fund capital expenditures of $82.4 million, acquisitions of $22.5 million, dividend payments of $10.7 million, a net debt reduction of $102.6 million, purchases of treasury stock of $72.7 million, payment of fees and expenses related to refinancing of $1.1 million and an increase in cash on hand of $35.5 million.  For 2005, cash from operating activities of $229.6 million (including additional sales of receivables of $5.0 million) and proceeds from exercise of stock options and related tax benefits of $36.4 million and net borrowings under the Company’s bank agreements of $331.1 million were used primarily to fund capital expenditures of $57.1 million, payment of dividends of $8.0 million, acquisitions of $512.3 million, the purchase of treasury stock of $8.7 million, and an increase in cash on hand of $8.5 million.

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility.  The new bank agreement (“Revolving Credit Facility”) was comprised of a five-year $750 million unsecured revolving credit facility that was originally scheduled to expire in July 2010, of which approximately $440 million was drawn at closing.  The net proceeds from the refinancing were used to repay all amounts outstanding under the Company’s previous senior credit facility and for working capital purposes.  On November 15, 2005, the Company exercised its option to increase its aggregate commitments under the Revolving Credit Facility by an additional $250 million thereby increasing the revolving credit facility to $1 billion from $750 million. In December 2005, the TCS acquisition  was funded with borrowings under the revolving credit facility. On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs and increase the general indebtedness basket by $250 million through an accordion feature similar to that exercised on November 15, 2005. In addition, the term of the Revolving Credit Facility was extended from July 2010 to August 2011.

At December 31, 2006, availability under the Revolving Credit Facility was $335.0 million, after a reduction of $12.3 million for outstanding letters of credit.  In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2.4 million (less tax effects of $0.8 million) or $.02 per share after tax.  Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 50 basis points.  The Company also pays certain annual agency and facility fees.  At December 31, 2006, the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (Debt divided by EBITDA) lower than 3.50X. At December 31, 2006, such ratios as defined in the Revolving Credit Facility were 11.53X and 1.47X, respectively.  The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50.0 million for capital leases, $450.0 million for general indebtedness, $200.0 million for acquisition indebtedness, (of which approximately $6.6 million, $2.4 million and $nil were outstanding at December 31, 2006, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250.0 million, or approximately $429.1 million at December 31, 2006, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400.0 million, or approximately $607.8 million at December 31, 2006, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets.

In conjunction with the Revolving Credit Facility, the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  The fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value indicated that termination of the agreements at December 31, 2006 would have resulted in a pre-tax gain of $4.9 million; such gain, net of tax of $1.9 million, was recorded in other comprehensive income.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Company’s Revolving Credit Facility and the sale of receivables under the Company’s accounts receivable agreement.  The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchases of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable.

The Company expects that capital expenditures in 2007 will be approximately $90.0 to $95.0 million. The Company may also use cash to fund part or all of the cost of future acquisitions.  On January 19, 2005, the Company announced that it would commence payment of quarterly dividends on its common stock of $.03 per share.  The Company paid its fourth 2006 quarterly dividend in the amount of $2.7 million or $.03 per share on January 3, 2007 to shareholders of record as of December 13, 2006.  Cumulative dividends declared during 2006 were $10.7 million of which $8.0 million were paid in 2006. Total dividends paid in 2006 were $10.7 million including those declared in 2005 and paid in 2006.  The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, repurchase of its common stock and to repay outstanding indebtedness.  Management believes that the Company’s working capital position, ability to generate strong cash flow from operations, availability under its Revolving Credit Agreement and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

Off-Balance Sheet Arrangement - Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 million in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its then existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100.0 million in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remained substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. At December 31, 2006 and 2005, approximately $85.0 million of receivables were sold under the previous agreement and the New Agreement, respectively, and are therefore not reflected in the accounts receivable balance in the accompanying  Consolidated Balance Sheets.

TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 (the “Asset Purchase Agreement”) by and among Amphenol Corporation (the “Company”) and Teradyne, Inc., a Massachusetts corporation (“Teradyne”), The Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of approximately $384.7 million in cash.  In addition, Amphenol incurred approximately $8.8 million of transaction related expenses.  The accompanying Consolidated Statement of Income for the year ended December 31, 2005 includes the results of TCS for the period subsequent to the acquisition date; sales of approximately $34.0 million and minimal net income resulting in no impact to 2005 consolidated net earnings per share. TCS results are reflected for the full year 2006.

TCS is headquartered in Nashua, New Hampshire and is a leading supplier of high-speed, high-density, printed circuit board interconnect products.  TCS sells its products primarily to the data communications, storage and server markets, wireless infrastructure markets and industrial markets.  TCS had sales of $373 million for the year ended December 31, 2005.

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

In connection with the acquisition, the Company recorded $240.0 million of goodwill and $46.2 million of acquired intangible assets of which $30.7 million, $9.5 million and $6.0 million was assigned to proprietary technology, customer relationships and license agreements, respectively, all of which are subject to amortization.  The acquired intangible assets have a total weighted-average useful life of approximately 12 years.  The license agreements, proprietary technology and customer relationships have a weighted average useful life of 8 years, 15 years and 5 years, respectively.  The entire amount of goodwill was assigned to the interconnect segment all of which is expected to be deductible for tax purposes.

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
	(in thousands except per share data)
Net sales	$2,146,286	$1,940,834
Operating income	347,301	304,451
Net income	195,675	166,746

Net income per common share - Basic	$2.21	$1.89
Net income per common share - Diluted	2.16	1.86

To supplement the Company’s pro forma combined financial information presented above, the Company uses certain measures which are adjusted from the Company’s pro forma GAAP amounts based upon actions taken either on the purchase date or known subsequent changes in cost structure, the results of which are as shown below.  These adjustments are provided to enhance the user’s overall understanding of the Company’s current and expected financial performance and are “forward looking”.  The adjustments are presented for informational purposes only and do not purport to represent what the Company’s financial position or results of operations would have been had the TCS acquisition in fact occurred on the dates assumed, nor are they necessarily indicative of the results that may be expected in future periods.  Such information should be considered as subject to uncertainties that exist in the Company’s operations and business environment.  The following table sets forth cash savings that are expected to be achieved as of or immediately following the acquisition date as well as the reversal of non recurring restructuring costs and non recurring gains on the sale of a business, which management does not expect to recur in the future.  This information is included to assist investors and management in assessing the Company’s operating results in a manner that is focused on the performance of the Company’s ongoing combined operations.

	For The Year Ended December 31,
	2005	2004
	(in thousands)
Benefit of reduction in employee related benefits (i)	$1,969	$3,430
Benefit of reduction in Teradyne historical corporate allocations (ii)	7,505	8,000
Reversal of nonrecurring restructuring costs (iii)	11,654	4,148
Reversal of nonrecurring gains on the sale of a business (iv)	(612)	(865)
Total	$20,516	$14,713

(i)                                     In conjunction with the acquisition, TCS’s historical management incentive plan was terminated and replaced by an incentive plan which has higher profitability targets.  These targets would not have been achieved at TCS’s historic profitability levels and, as such, the related expense would not have been incurred.

(ii)                                  Teradyne had historically allocated corporate general and administrative costs to TCS which are included in the pro forma amounts presented above.  Such costs included information technology, human resources, tax, legal, corporate treasury and finance as well as executive administration related items.  The acquisition agreement included the hiring of certain Teradyne employees and assumption of certain agreements that related to services performed by Teradyne for TCS.  In addition, Amphenol assumed the performance of certain tax and treasury functions for TCS.  This adjustment represents the excess of the amount charged to TCS by Teradyne for those centralized services over the actual cost incurred by TCS and Amphenol since the acquisition.

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

Environmental Matters

Subsequent to the acquisition of Amphenol from Allied Signal Corporation in 1987 (Allied Signal merged with Honeywell International Inc. (“Honeywell) in December 1999), Amphenol and Honeywell have been named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement entered into in connection with the acquisition in 1987. For sites covered by this agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs.  Honeywell representatives work closely with the Company in addressing the most significant environmental liabilities covered by the Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial condition or results of operations. The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

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

On January 17, 2007, the Company announced a 2-for-1 stock split that will be effective for stockholders of record as of March 16, 2007 and these additional shares are expected to be distributed on or about March 30, 2007. The share information included herein does not reflect the effect of such stock split. Had this stock split occurred at December 31, 2006, total authorized shares of Common Stock would have been 400,000,000, total shares outstanding would have been 178,265,978 and net income per share on a diluted basis would have been $1.39.

Recent Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the effect of SFAS 157 but does not believe it will have a material impact on its consolidated results of operations and financial condition.

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of 2007. Although the Company is still in the process of determining the impact of the adoption of FIN 48, the Company does not anticipate a material impact to its consolidated financial position or results of operations as a result of its adoption.

Pensions

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (“Plan”) covering their U.S. employees.  Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering their employees. The pension expense for all pension plans approximated $17.0 million, $13.5 million and $10.1 million in 2006, 2005 and 2004, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on Plan assets. In developing the expected long-term rate of return assumption for the Plan, we evaluated input from our actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  We also considered our historical seventeen-year compounded return of 11.5%, which has been in excess of these broad equity and bond benchmark indices. Our expected long-term rate of return on Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 11%; 25% with fixed income managers, with an expectedlong-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8%. As of December 31, 2006, our asset allocation was 69% with equity managers and 31% with fixed income managers, including high yield managers. We believe that our long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Based on this methodology the Company’s expected long-term rate of return assumption is 9.5% for both 2006 and 2005.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate on this basis has increased from 5.50% at December 31, 2005 to 5.75% at December 31, 2006. This will have the effect of decreasing pension expense in 2007 by approximately $.6 million.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the pension liability would have decreased $13.8 million or increased $15.2 million, respectively.

Effective January 1, 2007, the Company effected a curtailment related to the Plan which will result in no additional benefits being credited to salaried employees who have less than 25 years service with the Company, or who have not attained age 50 and who have less than 15 years of service with the Company.  This change had the impact of decreasing the unfunded pension liability by $5.1 million at December 31, 2006 and will have the effect of decreasing pension expense during 2007 by approximately $2.9 million. For affected employees, the curtailment in additional Plan benefits was replaced with a Company match defined contribution plan to which the Company expects to contribute approximately $1.8 million in 2007.

The Company made cash contributions to the Plan of $15 million and $10 million in 2006 and 2005, respectively. The liability for accrued pension and post employment benefit obligations under the Plan increased in 2006 to $138.3 million from $108.8 million in 2005, primarily due to the implementation of SFAS 158 (See Liquidity and Capital Resources section) which resulted in an increase of approximately $21.1 million and the foreign currency translation effect of non-U.S. pension plans. The Company estimates that, based on current actuarial calculations, it will make a voluntary cash contribution to the Plan in 2007 of approximately $15.0 to $20.0 million.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of Plan assets and the impact of the Pension Protection Act of 2006 which was signed into law in August 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning after 2007 and the Company is in the process of determining the impact of this legislation.

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

Revenue Recognition - The Company’s primary source of revenues is from product sales to its customers.  Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earning process is complete and revenue is measurable.  Delivery is determined by the Company’s shipping terms, which are primarily FOB shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.  The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communication market (approximately 11% of consolidated sales), the Company pays for shipping cost to the majority of its customers.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

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

Goodwill - The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units, in accordance with SFAS No. 142, as of each June 30. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and compare that to the carrying value including goodwill. If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. Historically, the Company has not had any impairments.

Defined Benefit Plan Obligation – The defined benefit plan obligation is based on significant assumptions such as mortality rates, discount rates and plan asset rates of return as determined by the Company in consultation with the respective benefit plan actuaries and investment advisors.

The significant accounting policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2006, as well as an estimate of the timing in which such obligations are expected to be satisfied:

Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$673,778	$262	$1,512	$671,232	$772
Capital lease obligations	6,636	2,979	3,657	—	—
Operating leases	56,553	18,101	21,696	10,476	6,280
Purchase obligations	158,677	155,784	2,857	36	—
Other liabilities (1)	29,860	22,147	7,713	—	—

Total	$925,504	$199,273	$37,435	$681,744	$7,052

(1)               Other liabilities consist of obligations related to acquisitions for  additional purchase price and performance-based cash consideration.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Relative to interest rate risk, the Company completed a refinancing of its senior credit facilities during the third quarter 2005 as discussed in Liquidity and Capital Resources above.  In conjunction with the 2005 refinancing and the funds drawn in conjunction with the December 2005 TCS acquisition (Note 7), the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  At December 31, 2006, the Company’s average LIBOR rate was 4.61%.  A 10% change in the LIBOR interest rate at December 31, 2006 would not have materially increased or decreased interest expense.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2007, although there can be no assurances that interest rates will not significantly change.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Amphenol Corporation
Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006.  We also have audited management’s assessment, included in the accompanying Management Report on Internal Control in Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 and Note 5 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment applying the modified prospective method and adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106, and 132(R).

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 19, 2007

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Net sales	$2,471,430	$1,808,147	$1,530,446
Cost of sales	1,683,250	1,207,693	1,034,972
Gross profit	788,180	600,454	495,474

Selling, general and administrative expense	342,841	257,127	218,830
Casualty loss related to flood	20,747	—	—
Operating income	424,592	343,327	276,644

Interest expense	(38,799)	(24,090)	(22,540)
Other expenses, net	(12,521)	(8,871)	(6,663)
Expense for early extinguishment of debt	—	(2,398)	—
Income before income taxes	373,272	307,968	247,441
Provision for income taxes	(117,581)	(101,629)	(84,130)
Net income	$255,691	$206,339	$163,311

Net income per common share – Basic	$2.86	$2.33	$1.86

Average common shares outstanding – Basic	89,463,822	88,551,630	88,023,082

Net income per common share – Diluted	$2.79	$2.28	$1.82

Average common shares outstanding - Diluted	91,673,663	90,471,737	89,736,656

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and short-term cash investments	$74,135	$38,669
Accounts receivable, less allowance for doubtful accounts of $14,677 and $11,162, respectively	383,858	302,867
Inventories:
Raw materials and supplies	94,830	101,042
Work in process	214,190	141,944
Finished goods	107,479	82,879
	416,499	325,865
Prepaid expenses and other assets	60,113	42,413
Total current assets	934,605	709,814

Land and depreciable assets:
Land	15,602	15,582
Buildings	115,780	112,449
Machinery and equipment	547,162	478,266
	678,544	606,297
Less accumulated depreciation	(404,401)	(352,408)
	274,143	253,889
Deferred debt issuance costs	2,947	2,351
Goodwill	926,242	886,720
Other assets	57,460	79,766
	$2,195,397	$1,932,540

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$234,868	$177,266
Accrued interest	4,156	4,998
Accrued salaries, wages and employee benefits	53,158	42,705
Accrued income taxes	63,046	45,124
Other accrued expenses	89,190	50,807
Current portion of long-term debt	3,241	15,030
Total current liabilities	447,659	335,930
Long-term debt	677,173	765,970
Accrued pension and post employment benefit obligations	138,312	108,816
Other liabilities	29,259	32,589
Commitments and contingent liabilities (Notes 2, 6 and 12)
Shareholders’ Equity:
Class A Common Stock, $.001 par value; 200,000,000 shares authorized; 89,132,989 and 89,311,958 shares outstanding at December 31, 2006 and 2005, respectively	89	89
Additional paid-in capital (deficit)	(119,331)	(164,082)
Accumulated earnings	1,142,536	985,317
Accumulated other comprehensive loss	(81,084)	(77,742)
Treasury stock, at cost; 602,900 and 1,673,100 shares at December 31, 2006 and 2005, respectively	(39,216)	(54,347)
Total shareholders’ equity	902,994	689,235
	$2,195,397	$1,932,540

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income

(dollars in thousands, except per share data)

		Additional			Accumulated
		Paid-In			Other		Total
	Common	Capital	Comprehensive	Accumulated	Comprehensive	Treasury	Shareholders
	Stock	(Deficit)	Income (Loss)	Earnings	Income (Loss)	Stock	Equity
Balance January 1, 2004	$87	$(238,167)		$626,430	$(64,944)	$—	$323,406
Comprehensive income:
Net income			$163,311	163,311			163,311
Other comprehensive income, net of tax:
Translation adjustments			11,904		11,904		11,904
Revaluation of interest rate derivatives			2,116		2,116		2,116
Minimum pension liability adjustment			(4,154)		(4,154)		(4,154)
Other comprehensive income			9,866
Comprehensive income			173,177
Purchase of treasury stock						(45,643)	(45,643)
Deferred compensation		329					329
Stock options exercised, including tax benefit	1	30,334					30,335
Balance December 31, 2004	88	(207,504)		789,741	(55,078)	(45,643)	481,604
Comprehensive income:
Net income			206,339	206,339			206,339
Other comprehensive income, net of tax:
Translation adjustments			(11,956)		(11,956)		(11,956)
Revaluation of interest rate derivatives			(297)		(297)		(297)
Minimum pension liability adjustment			(10,411)		(10,411)		(10,411)
Other comprehensive loss			(22,664)
Comprehensive income			183,675
Purchase of treasury stock						(8,704)	(8,704)
Deferred compensation		193					193
Stock options exercised, including tax benefit	1	36,449					36,450
Dividends declared				(10,763)			(10,763)
Shares issued in connection with acquisition		6,780					6,780
Balance December 31, 2005	89	(164,082)		985,317	(77,742)	(54,347)	689,235
Comprehensive income:
Net income			255,691	255,691			255,691
Other comprehensive income, net of tax:
Translation adjustments			16,829		16,829		16,829
Revaluation of interest rate derivatives			1,894		1,894		1,894
Adjustment to initially apply SFAS 158, net of tax (Note 5)					(19,282)		(19,282)
Defined benefit plan liability adjustment			(2,783)		(2,783)		(2,783)
Other comprehensive income			15,940
Comprehensive income			$271,631
Purchase of treasury stock						(72,658)	(72,658)
Retirement of treasury stock	(2)			(87,787)		87,789	—
Deferred compensation		195					195
Stock options exercised, including tax benefit	2	34,838					34,840
Dividends declared				(10,685)			(10,685)
Stock-based compensation expense		9,718					9,718
Balance December 31, 2006	$89	$(119,331)		$1,142,536	$(81,084)	$(39,216)	$902,994

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow

(dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Net income	$255,691	$206,339	$163,311
Adjustments for cash from operations:
Depreciation and amortization	72,592	50,666	38,829
Amortization of deferred debt issuance costs	532	976	1,428
Stock-based compensation expense	9,718	—	—
Non-cash expense for early extinguishment of debt	—	5,666	—
Non-cash impact related to flood	9,307	—	—
Gain on disposal of fixed assets	(60)	—	—
Net change in operating assets and liabilities:
Accounts receivable	(60,603)	(45,152)	(26,016)
Net change in receivables sold	—	5,000	6,200
Inventory	(81,878)	(20,636)	(14,511)
Prepaid expenses and other assets	(18,959)	5,582	1,721
Accounts payable	46,382	25,828	3,240
Accrued income taxes	17,922	23	28,483
Accrued liabilities	29,062	(10,389)	15,731
Accrued interest	(1,133)	2,998	(740)
Accrued pension and post employment benefits	11,585	511	(12,929)
Deferred taxes and other assets	(2,541)	1,800	1,344
Other	1,980	412	2,160
Cash flow provided by operations	289,597	229,624	208,251
Cash flow from investing activities:
Additions to property, plant and equipment	(82,421)	(57,121)	(44,341)
Proceeds from disposal of fixed assets	5,921	—	—
Acquisitions, net of cash acquired	(22,473)	(512,307)	(41,661)
Cash flow used in investing activities	(98,973)	(569,428)	(86,002)
Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	(102,557)	744,131	(14,302)
Decrease in borrowings under Bank Agreement	—	(413,000)	(86,000)
Payment of fees and expenses related to refinancing	(1,144)	(2,542)	—
Purchase of treasury stock	(72,658)	(8,704)	(45,643)
Proceeds from exercise of stock options	21,882	36,450	30,335
Excess tax benefits from stock-based payment arrangements	10,043	—	—
Dividend payments	(10,724)	(8,034)	—
Cash flow (used in) provided by financing activities	(155,158)	348,301	(115,610)
Net change in cash and short-term cash investments	35,466	8,497	6,639
Cash and short-term cash investments balance, beginning of period	38,669	30,172	23,533
Cash and short-term cash investments balance, end of period	$74,135	$38,669	$30,172

Cash paid during the year for:
Interest	$39,109	$20,272	$21,868
Income taxes paid, net of refunds	77,849	85,562	43,660

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

Reclassifications

The Company has changed the presentation of the Consolidated Statements of Income to include depreciation and amortization expense in Cost of sales and Selling, general & administrative expense allowing for Gross profit to be presented. This change has been made to Statements of Income disclosures throughout the 10-K for consistency and to prior years presented.  Depreciation and amortization expense was previously presented as a separate line on the income statement.

Certain other 2004 and 2005 information has been reclassified to conform to the 2006 presentation.

Cash and Short-Term Cash Investments

Cash and short-term cash investments consist of cash and liquid investments with an original maturity of less than three months. The carrying amount approximates fair value of those instruments.

Sale of Receivables

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its then existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remained substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statements of Income. The aggregate value of receivables transferred to the pool for the year 2006, 2005 and 2004 were $854,372, $761,129, and $606,136, respectively. At December 31, 2006 and 2005, $107,394 and $44,958, respectively, of accounts receivable were transferred to the subsidiary, but not purchased by the financial institution and are therefore included in the accounts receivable balance in the accompanying Consolidated Balance Sheets.  At December 31, 2006 and 2005, approximately $85,000 of receivables were sold under the previous agreement and the New Agreement and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheets.

Inventories

Inventories are stated at the lower of standard cost, which approximates average cost, or market. The principal components of cost included in inventories are materials, direct labor and manufacturing overhead.

Depreciable Assets

Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets which range from 3 to 12 years for machinery and equipment and 20 to 40 years for buildings. It is the Company’s policy to periodically review fixed asset lives.

Deferred Debt Issuance Costs

Deferred debt issuance costs are being amortized on the interest method over the term of the related debt and such amortization is included in interest expense.

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units, in accordance with Financial Accounting Standards Board Statement No. 142 (“FAS 142”), as of each June 30. The Company has defined its reporting units as the operating segments within its two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these operating segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and compare that to the carrying value including goodwill. If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. As of June 30, 2006, and for each previous year in which the impairment test has been performed, the fair market value of the Company’s reporting units exceeded the carrying value and therefore no impairment was recognized.

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

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communication market (approximately 11% of consolidated sales), the Company pays for shipping cost to the majority of its customers.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

Retirement Pension Plans

Costs for retirement pension plans include current service costs and amortization of prior service costs over periods of up to thirty years. It is the Company’s policy to fund current pension costs taking into consideration minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees’ service with the Company as well as amortization of a transition obligation previously recognized.

Stock Options

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and, in connection therewith compensation expense is recognized in the accompanying Consolidated Statements of Income for the year ended December 31, 2006 over the service period that the awards are expected to vest.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.   Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.   As a result of adopting SFAS No. 123(R) on January 1, 2006 the Company’s income before income taxes was reduced by $9,718 for the year ended December 31, 2006. The expense incurred for stock-based compensation plans is classified in selling, general and administrative expenses on the accompanying Statement of Income for the year ended December 31, 2006.

Prior to January 1, 2006. the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, no compensation cost had been recognized for the Company’s stock-based compensation plans. Had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004

Net income	$206,339	$163,311
Less:Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(4,936)	(4,714)
Pro forma net income	$201,403	$158,597

Earnings Per Share:
Basic-as reported	$2.33	$1.86
Basic-pro forma	$2.27	$1.80
Diluted-as reported	$2.28	$1.82
Diluted-pro forma	$2.23	$1.77

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk free interest rate	4.9%	4.0%	3.4%
Expected life	5 years	5 years	5 years
Expected volatility	30.0%	25.0%	27.0%
Expected dividend yield	0.2%	0.3%	0.0%

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

Research and Development

Research and development expenses for the creation of new and improved products and processes were $53,730, $37,510, and $32,459, for the years 2006, 2005 and 2004, respectively.

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

On January 17, 2007, the Company announced a 2-for-1 stock split that will be effective for stockholders of record as March 16, 2007 and these additional shares are expected to be distributed on or about March 30, 2007. The share information herein has not been restated to reflect the effect of such stock split. Had this stock split occurred at December 31, 2006, total authorized shares of Common Stock would have been 400,000,000, total shares outstanding would have been 178,265,978 and net income per share on a diluted basis would have been $1.39.

Derivative Financial Instruments

Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized as an increase or decrease of interest expense in the periods in which they accrue. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in other comprehensive income, and subsequently reflected in net income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. At December 31, 2006, the Company had interest rate swap agreements that fix the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  These agreements are designated as cash flow hedges and accounted for as described above.

Recent Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of  2008. The Company is currently evaluating the effect of SFAS 157 but does not believe it will have a material impact on its consolidated results of operations and financial condition.

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of 2007. Although the Company is still in the process of determining the impact of the adoption of FIN 48, the Company does not anticipate a material impact to its consolidated financial position or results of operations as a result of its adoption.

Note 2—Long-Term Debt

Long-term debt consists of the following:

	Average Interest Rate at December 31, 2006	Maturity	December 31,
			2006	2005

Revolving Credit Facility	5.12%	2011	$652,700	$720,900
Notes payable to foreign banks and other debt	5.13%	2006-2018	27,714	60,100
			680,414	781,000
Less current portion			3,241	15,030
Total long-term debt			$677,173	$765,970

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility.  The new bank agreement (“Revolving Credit Facility”) was comprised of a five-year $750,000 unsecured revolving credit facility that was originally scheduled to expire in July 2010, of which approximately $440,000 was drawn at closing.  The net proceeds from the refinancing were used to repay all amounts outstanding under the Company’s previous senior credit facility and for working capital purposes.  On November 15, 2005, the Company exercised its option to increase its aggregate commitments under the Revolving Credit Facility by an additional $250,000 thereby increasing the revolving credit facility to $1,000,000 from $750,000.  On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs and increase the general indebtedness basket by $250,000 through an accordion feature similar to that exercised on November 15, 2005. In addition, the term of the Revolving Credit Facility was extended from July 2010 to August 2011.

At December 31, 2006, availability under the Revolving Credit Facility was $335,037, after a reduction of $12,263 for outstanding letters of credit.  In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2,398.  Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 50 basis points.  The Company also pays certain annual agency and facility fees.  At December 31, 2006, the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (Debt divided by EBITDA) lower than 3.50X; at December 31, 2006, such ratios as defined in the Revolving Credit Facility were 11.53X and 1.47X, respectively.  The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50,000 for capital leases, $450,000 for general indebtedness, $200,000 for acquisition indebtedness, (of which approximately $6,636, $2,369 and $nil were outstanding at December 31, 2006, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250,000, or approximately $429,117 at December 31, 2006, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400,000, or approximately $607,827 at December 31, 2006, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets.

In conjunction with the Revolving Credit Facility , the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively. The fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value indicated that termination of the agreements at December 31, 2006 would have resulted in a pre-tax gain of $4,926; such gain, net of tax of $1,887, was recorded in other comprehensive income.

The maturity of the Company’s long-term debt over each of the next five years ending December 31, is as follows:  2007 - $3,241; 2008 - $3,656; 2009 - $1,514; 2010 - $510; 2011 - $670,722; thereafter $771.

The Company estimates that the fair value of its long-term debt approximates book value.

Note 3—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004

Income before taxes:
United States	$135,904	$132,715	$103,240
Foreign	237,368	175,253	144,201
	$373,272	$307,968	$247,441

Current provision:
United States	$58,355	$57,851	$46,437
Foreign	54,653	41,230	32,570
	113,008	99,081	79,007

Deferred provision:
United States	6,667	2,413	4,263
Foreign	(2,094)	135	860
	4,573	2,548	5,123
Total provision for income taxes	$117,581	$101,629	$84,130

At December 31, 2006, the Company had $16,270 and $1,018 of foreign tax loss and credit carryforwards, and state tax credit carryforwards net of federal benefit, respectively, of which $3,017 and $914, respectively, expire or will be refunded at various dates through 2020 and the balance can be carried forward indefinitely.

A valuation allowance of $4,143 and $3,466 at December 31, 2006 and 2005, respectively, has been recorded which relates to the foreign net operating loss carryforwards and state tax credits.  The net change in the valuation allowance for deferred tax assets was an increase of $677 and $253 in 2006 and 2005, respectively.  The net change in the valuation allowance in both 2006 and 2005 was related to foreign net operating loss and foreign and state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2006	2005	2004

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	1.5	1.9	1.5
Foreign earnings and dividends taxed at different rates	(6.0)	(3.5)	(2.9)
Valuation allowance	.1	—	.5
Other	.9	(.4)	(.1)
Effective tax rate	31.5%	33.0%	34.0%

The Company’s deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

	December 31,
	2006	2005

Deferred tax assets relating to:
Accrued liabilities and reserves	$11,403	$14,777
Operating loss and tax credit carryforwards	5,927	4,041
Pensions	29,325	19,592
Employee benefits	6,303	3,085
	$52,958	$41,495

Deferred tax liabilities relating to:
Goodwill	$21,046	$11,881
Depreciation	4,232	5,802
	$25,278	$17,683

The deferred tax pension asset in the table above includes $56,902 and $44,036 at December 31, 2006 and 2005, respectively, related to the portion of the defined benefit plan liability recorded through accumulated other comprehensive income.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law.  Under Internal Revenue Code Section 965, the Act created a temporary incentive for U.S. corporations to repatriate income earned abroad in 2005 by providing an 85% dividends received deduction for certain dividends.  The Company applied the provisions of the Act to a portion of its qualifying 2005 repatriations of current year earnings.  The amount of earnings that the Company repatriated under the provision was $32,134.  The income tax incurred as a result of this repatriation was $1,211.  The Company has also applied a provision of the Act that allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010 and a two-year phase-out of the existing extra-territorial income exclusion (“ETI”) for foreign sales.

The Company is subject to periodic audits of its various tax returns by government agencies; management does not believe that amounts, if any, which may be required to be paid by reason of such audits will have a material effect on the Company’s financial position or results of operations.  The Company has recorded accruals for certain tax contingencies related to various tax matters as of December 31, 2006.

Note 4—Shareholders’ Equity

The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan, which was amended in May 2006 to increase the number of shares of common stock reserved for issuance from 8,000,000 to 12,000,000 shares as well as to increase the number of options that may be granted to any one participant from not more than 2,000,000 to not more than 3,000,000 options. The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At December 31, 2006, the maximum number of shares of common stock available for the granting of stock options under the Option Plans was 3,667,930. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements.  In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors.  At December 31, 2006, the maximum number of shares of common stock available for the granting of stock options under the Directors Plan was 190,000.   Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

Stock option activity for 2004, 2005 and 2006 was as follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at December 31, 2003	7,863,750	$17.99	6.56
Options granted	1,062,600	30.30
Options exercised	(1,652,042)	11.50
Options cancelled	(262,100)	22.53
Options outstanding at December 31, 2004	7,012,208	21.22	6.51
Options granted	1,054,400	36.93
Options exercised	(1,466,962)	16.86
Options cancelled	(206,140)	23.60
Options outstanding at December 31, 2005	6,393,506	24.68	6.44
Options granted	1,137,600	53.64
Options exercised	(1,017,973)	21.50
Options cancelled	(55,420)	32.87
Options outstanding at December 31, 2006	6,457,713	30.21	6.34	$205,801

Exercisable at December 31, 2006	3,400,998	$22.47	4.79	$134,697

A summary of the status of the Company’s non-vested options as of December 31, 2006 and changes during the year then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2005	3,041,288	$9.13
Options granted	1,137,600	18.41	(1)
Options vested	(1,066,753)	8.97
Options cancelled	(55,420)	10.64

Non-vested options at December 31, 2006	3,056,715	$12.61

(1)  The weighted-average fair value of options granted during 2005 and 2004 were $10.69 and $9.15, respectively.

During the years ended December 31, 2006 and 2005, the following activity occurred under our plans:

	2006	2005

Total intrinsic value of stock options exercised	$39,471	$35,452
Total fair value of stock awards vested	9,573	10,937

On December 31, 2006 the total compensation cost related to non-vested options not yet recognized is approximately $27,542, with a weighted average expected amortization period of 3.58 years.

On January 19, 2005, the Company announced that it would commence payment of quarterly dividend on its common stock of $.03 per share.  The Company paid its fourth quarterly dividend in the amount of $2,691 or $.03 per share on January 3, 2007 to shareholders of record as of December 13, 2006.  Cumulative dividends declared during 2006 were $10,685 of which $8,045 were paid in 2006. Total dividends paid in 2006 were $10,724 including those declared in 2005 and paid in 2006.

Balances of related after-tax components comprising accumulated other comprehensive loss included in shareholders’ equity at December 31, 2004, 2005 and 2006, are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Interest Rate Derivatives	Defined Benefit Plan Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2004	$(5,918)	$(669)	$(58,357)	$(64,944)
Translation adjustments	11,904	—	—	11,904
Revaluation of interest rate derivatives, net of tax of $1,388	—	2,116	—	2,116
Minimum pension liability adjustment, net of tax of $2,927	—	—	(4,154)	(4,154)
Balance at December 31, 2004	5,986	1,447	(62,511)	(55,078)
Translation adjustments	(11,956)	—	—	(11,956)
Revaluation of interest rate derivatives, net of tax of $1,148	—	(297)	—	(297)
Minimum pension liability adjustment, net of tax of $6,020	—	—	(10,411)	(10,411)
Balance at December 31, 2005	(5,970)	1,150	(72,922)	(77,742)
Translation adjustments	16,829	—	—	16,829
Revaluation of interest rate derivatives, net of tax of $1,176	—	1,894	—	1,894
Adjustment to initially apply SFAS 158, net of tax of $11,868	—	—	(19,282)	(19,282)
Defined benefit plan liability adjustment, net of tax of $1,713	—	—	(2,783)	(2,783)
Balance at December 31, 2006	$10,859	$3,044	$(94,987)	$(81,084)

Note 5—Benefit Plans and Other Postretirement Benefits

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 (“SFAS”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires employers to fully recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The pension asset or liability under SFAS 158 is equal to the difference between the fair value of the plan’s assets and its projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans.  Prior guidance required the liability to be measured as the accumulated benefit obligation.  In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. SFAS 158 also requires entities to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The statement is effective for years ending after December 15, 2006 except for the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet which is effective for fiscal years ending after December 15, 2008. SFAS 158 had the effect of increasing the Company’s accrued benefit obligation (including the elimination of the intangible asset of $10,020 at December 31, 2005) and other comprehensive income, net of deferred tax assets, by approximately $31,100 and $19,282, respectively, at December 31, 2006 and did not have any impact on the Company’s consolidated statement of income.

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (“Plan”) covering their U.S. employees. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans. The following is a summary of the Company’s defined benefit plans funded status as of the most recent actuarial valuations; for each year presented below accumulated benefits exceed assets:

	December 31,
	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$357,844	$335,045
Service cost	9,740	8,219
Interest cost	18,804	18,237
Plan participants’ contributions	492	473
Plan amendments	2,187	92
Actuarial loss	19,142	26,079
Settlements & curtailments	(5,133)	—
Foreign exchange translation	10,941	(12,995)
Benefits paid	(19,373)	(17,306)
Benefit obligation at end of year	394,644	357,844
Change in plan assets:
Fair value of plan assets at beginning of year	232,696	217,878
Actual return on plan assets	32,760	19,967
Employer contributions	18,447	12,486
Plan participants’ contributions	492	473
Foreign exchange translation	5,006	(2,239)
Benefits paid	(17,820)	(15,869)
Fair value of plan assets at end of year	271,581	232,696
Funded status at end of year	(123,063)	(125,148)
Unrecognized net actuarial loss	—	138,668
Unrecognized prior service cost	—	10,020
Unrecognized transition obligation net	—	(1,045)
Additional minimum pension liability	—	(128,449)
Accrued benefit cost	$(123,063)	$(105,954)

	Year Ended December 31,
	2006	2005	2004

Components of net pension expense:
Service cost	$9,740	$8,219	$7,069
Interest cost	18,804	18,237	17,649
Expected return on plan assets	(22,491)	(21,251)	(20,152)
Net amortization of actuarial losses	10,974	8,328	5,537

Net pension expense	$17,027	$13,533	$10,103

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate:
U.S. plans	5.75%	5.50%	5.75%	5.50%
International plans	4.67%	4.23%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.68%	2.62%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate:
U.S. plans	5.50%	5.75%	5.50%	5.75%
International plans	4.46%	5.26%	n/a	n/a
Expected long-term return on assets:
U.S. plans	9.50%	9.50%	n/a	n/a
International plans	8.32%	8.33%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.75%	2.75%	n/a	n/a

The pension expense for pension plans is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on Plan assets.  The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The Company’s U.S. Pension  Plan comprised the majority of pension obligations, pension assets and pension expense. The discount rate for the U.S. Pension Plan has increased from 5.50% at December 31, 2005 to 5.75% at December 31, 2006.  This will have the effect of decreasing pension expense in 2007 by approximately $600.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the pension liability would have decreased $13,800 or increased $15,200, respectively.

Effective January 1, 2007, the Company effected a curtailment on the U.S. Pension Plan which will result in no additional benefits being credited to salaried employees who have less than 25 years service with the Company, or who have not attained age 50 and who have less than 15 years of service with the Company. This change had the impact of decreasing the unfunded pension liability by $5,133 at December 31, 2006 and will have the effect of decreasing pension expense during 2007 by approximately $2,900.  For affected employees, the curtailment in additional Plan benefits was replaced with a Company match defined contribution plan to which the Company expects to contribute approximately $1,800 in 2007.

In developing the expected long-term rate of return assumption on U.S. plan assets which consist mainly of U.S. equity and debt securities, the Company evaluated input from actuaries and investment consultants as well as long-term inflation assumptions.  Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical seventeen-year compound return of 11.5%, which has been in excess of these broad equity and bond benchmark indices.  The Company’s expected long-term rate of return on Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of 11%, 25% with fixed income managers, with an expected long-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8%.  At December 31, 2006, the Company’s asset allocation was 69% with equity managers and 31% with fixed income managers, including high yield managers.  The Company believes that its long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers.  The Company regularly reviews its actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate.  Based on this methodology the Company’s expected long-term rate of return assumption is 9.5% in 2006 and 2005.  The Company has also adopted an unfunded Supplemental Employee Retirement Plan (“SERP”), which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had a projected benefit obligation of approximately $52,000 and $47,000 at December 31, 2006 and 2005, respectively. Such obligation is included in the Consolidated Balance Sheets and the tables above.

In accordance with the provisions of FAS No. 87 (prior to the implementation of SFAS 158 as discussed above), the Company recognized a minimum pension liability at December 31, 2005 of $128,449 for circumstances in which a pension plan’s accumulated benefit obligation exceeded the fair value of the plan’s assets and accrued pension liability. Such liability was partially offset by an intangible asset equal to the unrecognized prior service cost, with the net change of $10,411 at December 31, 2005, recorded as a reduction in shareholders’ equity, net of related deferred tax benefits. In accordance with the provisions of SFAS 158, this intangible asset was eliminated upon adoption at December 31, 2006.

The Company made a $15,000 voluntary cash contribution to the U.S. Pension Plan in 2006 and made benefit payments of $15,400.  The Company estimates that based on current actuarial calculations it will make a voluntary cash contribution to the U.S. Pension Plan in 2007 of $15,000 to $20,000. Cash contributions in subsequent years will depend on a number of factors including performance of plan assets.  In August 2006, the President signed into law the Pension Protection Act of 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning after 2007 and the Company is in the process of determining the impact of this legislation.

The Company offers various defined contribution plans for U.S. and non-U.S. employees. Participation in these plans is based on certain eligibility requirements.  During 2006, the Company provided matching contributions for a portion of those plans which totaled approximately $1,900 for the year ended December 31, 2006. Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Pension Plan benefits for salaried employees described above, the Company will begin matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, we believe any change in medical costs from that estimated will not have a significant impact on the Company.  The implementation of SFAS 158 required the Company to record the underfunded status of its postretirement plan at December 31, 2006 as measured by the APBO. The discount rate used in determining the APBO at December 31, 2006 and 2005 was 5.75% and 5.50%, respectively. Summary information on the Company’s postretirement medical plans is as follows:

	December 31,
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$14,022	$13,104
Service cost	134	114
Interest cost	745	786
Paid benefits and expenses	(1,619)	(1,734)
Actuarial loss	1,967	1,752
Benefit obligation at end of year	$15,249	$14,022

Funded status	$(15,249)	$(14,022)
Unrecognized net actuarial loss	—	10,725
Unrecognized transition obligation	—	435
Accrued benefit cost	$(15,249)	$(2,862)

	Year ended December 31,
	2006	2005	2004

Components of net postretirement benefit cost:
Service cost	$134	$114	$84
Interest cost	745	786	776
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	1,069	1,079	900
Net postretirement benefit cost	$2,010	$2,041	$1,822

Note 6—Leases

At December 31, 2006, the Company was committed under operating leases which expire at various dates.  Total rent expense under operating leases for the years 2006, 2005, and 2004 were $23,441, $19,257 and $17,664, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2007	$18,101
2008	13,039
2009	8,657
2010	6,003
2011	4,473
Beyond 2011	6,280
Total minimum obligation	$56,553

Note 7—TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 (the “Asset Purchase Agreement”) by and among Amphenol Corporation (the “Company”) and Teradyne, Inc., a Massachusetts corporation (“Teradyne”), The Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of approximately $384,700 in cash including purchase price adjustments of $5,300.  In addition, Amphenol incurred approximately $8,800 of transaction related expenses.  The accompanying Consolidated Statement of Income for the year ended December 31, 2005 includes the results of TCS for the period subsequent to the acquisition date; sales of approximately $34,000 and minimal net income resulting in no impact to 2005 consolidated net earnings per share. TCS results are reflected for the full year 2006.

TCS is headquartered in Nashua, New Hampshire and is a leading supplier of high-speed, high-density, printed circuit board interconnect products.  TCS sells its products primarily to the data communications, storage and server markets, wireless infrastructure markets and industrial markets.  TCS had total sales of $373,000 for the year ended December 31, 2005.

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

Current assets	$98,965
Land and depreciable assets	32,913
Goodwill	240,036
Intangible assets	46,200
Other assets	49
Assets Acquired	418,163

Current liabilities	24,937
Liabilities Assumed	24,937

Net Assets Acquired	$393,226

Of the $46,200 of acquired intangible assets, $30,700, $9,500 and $6,000 was assigned to proprietary technology, customer relationships and license agreements, respectively, all of which are subject to amortization.  The acquired intangible assets have a total weighted-average useful life of approximately 12 years.  The license agreements, proprietary technology and customer relationships have a weighted average useful life of 8 years, 15 years and 5 years, respectively.  The entire amount of goodwill was assigned to the interconnect segment all of which is expected to be deductible for tax purposes.

The following table summarizes the unaudited pro forma combined condensed financial information assuming that the TCS acquisition actually occurred as of the beginning of the period presented.  On a pro forma basis for the year ended December 31, 2005, TCS had sales and operating income of $373,000 and $6,700, respectively.  Such amounts along with $22,200 of additional pro forma interest expense and related bank fees on borrowings to fund the acquisition are reflected in the pro forma amounts shown below.  The pro forma adjustments are based upon available information and reflect a reasonable estimate of the effects of the TCS acquisition for the periods presented on the basis set forth herein.  The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our financial position or results of operations would have been had the TCS acquisition in fact occurred on the dates assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	For The Year Ended December 31,
	2005	2004
Net sales	$2,146,286	$1,940,834
Operating income	347,301	304,451
Net income	195,675	166,746

Net income per common share - Basic	$2.21	$1.89
Net income per common share - Diluted	2.16	1.86

Note 8—Goodwill and Other Intangible Assets

As of December 31, 2006, the Company has goodwill totaling $926,242 of which $852,693 related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  In 2006, goodwill increased by $39,522 primarily as a result of an acquisition with an aggregate acquisition price of approximately $18,000 less the fair value of assets acquired of approximately $5,600, one smaller acquisition with a total acquisition price of approximately $10,000, less the fair value of net assets acquired of $4,500, plus the recording of liabilities for performance-based additional cash consideration and net purchase accounting adjustments related to prior year acquisitions of approximately $12,600 and $8,300, respectively, plus foreign exchange impact of $738.  The increase in goodwill was related to the interconnect product and assemblies segment.

The Company does not have any intangible assets not subject to amortization other than goodwill.  As of December 31, 2006, the Company has acquired amortizable intangible assets with a total gross carrying amount of $52,830 of which $30,700, $9,500 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The accumulated amortization related to these intangibles as of December 31, 2006 totaled $9,398 of which $2,187, $2,028 and $846 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The acquired intangible assets have a total weighted-average useful life of approximately 12 years.  The license agreements, proprietary technology and customer relationships have a weighted-average useful life of 8 years, 15 years and 5 years, respectively.  The aggregate amortization expense for the year ended December 31, 2006 was approximately $5,585 and amortization expense estimated for each of the next five fiscal years is approximately $5,200.

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

	Interconnect products and assemblies			Cable products			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Net sales
—external	$2,207,508	$1,592,439	$1,333,838	$263,922	$215,708	$196,608	$2,471,430	$1,808,147	$1,530,446
—intersegment	3,875	2,755	2,311	16,892	15,635	14,369	20,767	18,390	16,680
Depreciation and amortization	65,958	43,945	32,427	6,023	6,216	5,969	71,981	50,161	38,396
Segment operating income	450,257	339,458	271,327	31,007	25,809	24,631	481,264	365,267	295,958
Segment assets	1,053,711	880,555	605,645	86,162	77,004	74,634	1,139,873	957,559	680,279
Additions to property, plant and equipment	79,866	55,002	43,152	1,788	1,671	1,700	81,654	56,673	44,852

Reconciliation of segment operating income to consolidated income before taxes:

	2006	2005	2004

Segment operating income	$481,264	$365,267	$295,958

Interest expense	(38,799)	(24,090)	(22,540)
Other expenses, net	(38,728)	(30,811)	(25,977)
Stock-based compensation expense	(9,718)	—	—
Casualty loss related to flood	(20,747)	—	—
Expense for early extinguishment of debt	—	(2,398)	—
Consolidated income before income taxes	$373,272	$307,968	$247,441

Reconciliation of segment assets to consolidated total assets:

	2006	2005	2004

Segment assets	$1,139,873	$957,559	$680,279
Goodwill	926,242	886,720	545,411
Other assets	129,282	88,261	81,021
Consolidated total assets	$2,195,397	$1,932,540	$1,306,711

Geographic information:

	Net sales			Land and depreciable assets
	2006	2005	2004	2006	2005	2004
United States	$1,059,974	$802,351	$674,302	$99,532	$102,434	$69,949
International	1,411,456	1,005,796	856,144	174,611	151,455	127,804
Total	$2,471,430	$1,808,147	$1,530,446	$274,143	$253,889	$197,753

Revenues by geographic area are based on customer location to which product is shipped.

Note 10 – Casualty loss related to flood

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the period from June 28 through July 1, 2006. For the year ended December 31, 2006, the Company recorded charges of $20,747 for recovery and clean up expenses and property related damage, net of insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14 but the plant was substantially back to full production at the end of the third quarter of 2006.

Note 11–Other Expenses, net

Other income (expense) is comprised as follows:

	Year Ended December 31,
	2006	2005	2004

Foreign currency transaction income (losses)	$—	$354	$(643)
Program fees on sale of accounts receivable	(5,018)	(3,751)	(2,254)
Minority interests	(6,001)	(4,084)	(3,029)
Agency and commitment fees	(2,057)	(1,505)	(980)
Fees and expenses associated with secondary stock offering	—	—	(185)
Other	555	115	428
	$(12,521)	$(8,871)	$(6,663)

Note 12—Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s consolidated financial position or results of operations.

Certain operations of the Company are subject to federal, state and local environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes.  The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s consolidated financial position or results of operations.

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

Note 13—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30		September 30		December 31
2006
Net sales	$568,991	$606,598		$636,418		$659,423
Gross profit	179,815	192,700		201,734		213,931
Operating income	98,391	93,010	(1)	108,557	(1)	124,634
Net income	57,274	53,341	(1)	66,699	(1)	78,377

Net income per share—Basic	.64	.60	(1)	.75	(1)	.88
Net income per share—Diluted	.63	.58	(1)	.73	(1)	.85
Stock price—High	52.50	61.62		64.39		70.49
—Low	43.88	49.33		50.30		60.88

2005
Net sales	$409,395	$443,642		$446,995		$508,115
Gross profit	136,222	149,776		149,802		164,654
Operating income	77,333	86,046		86,089		93,859
Net income	46,376	52,056		52,089		55,818
Net income per share—Basic	.53	.59		.59		.63
Net income per share—Diluted	.52	.58		.57		.61
Stock price—High	41.94	43.20		46.20		45.12
—Low	33.24	35.79		36.57		38.38

2004
Net sales	$355,261	$387,119		$384,103		$403,963
Gross profit	113,528	124,307		124,911		132,728
Operating income	61,283	69,054		70,303		76,004
Net income	35,658	40,367		41,646		45,640
Net income per share—Basic	.41	.46		.47		.52
Net income per share—Diluted	.40	.45		.47		.51
Stock price—High	34.70	34.49		34.37		37.52
—Low	28.13	29.75		27.90		32.23

(1)          Includes a one-time charge for expenses incurred in connection with a flood at the Company’s Sidney, NY facility of $15,000 and $5,747, or $.11 and $.04, per diluted share after taxes during the second and third quarter of 2006, respectively.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and Subsidiaries (the “Company”).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Deloitte and Touche LLP has audited the Company’s evaluation of the internal control environment in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Deloitte and Touche LLP has issued an unqualified report stating the Company has maintained effective internal control over financial reporting as of December 31, 2006.

February  7,  2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 11. Executive Compensation –

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 13 is incorporated by reference from the Company’s definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 14 is incorporated by reference from the Company’s definitive proxy statement which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	29

Consolidated Statements of Income— Years Ended December 31, 2006, December 31, 2005 and December 31, 2004	31

Consolidated Balance Sheets— December 31, 2006 and December 31, 2005	32

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income— Years Ended December 31, 2006, December 31, 2005 and December 31, 2004	33

Consolidated Statements of Cash Flow— Years Ended December 31, 2006, December 31, 2005 and December 31, 2004	34

Notes to Consolidated Financial Statements	35

Management Report on Internal Control	53

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2006

Report of Independent Registered Public Accounting Firm on Schedules	55
II—Valuation and Qualifying Accounts	56

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on Schedules

To the Board of Directors and
Shareholders of Amphenol Corporation
Wallingford, Connecticut

We have audited the consolidated financial statements of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our report thereon dated February 19, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the Company’s adoption of new accounting principles in 2006); such consolidated financial statements and report are included elsewhere in the Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 19, 2007

SCHEDULE II
AMPHENOL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	Balance at beginning of period	Charged to cost and expenses	Acquisitions	Deductions	Balance at end of period

2006 Allowance for doubtful accounts	$11,162	$5,939	$57	$(2,481)	$14,677
2005 Allowance for doubtful accounts	$8,666	$2,327	$1,855	$(1,686)	$11,162
2004 Allowance for doubtful accounts	$9,244	$1,618	$14	$(2,210)	$8,666

Signatures

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 21st day of February 2007.

AMPHENOL CORPORATION

/s/	Martin H. Loeffler
Martin H. Loeffler Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ Martin H. Loeffler	Chairman and Chief Executive Officer	February 21, 2007
Martin H. Loeffler	(Principal Executive Officer)

/s/ Diana G. Reardon	Senior Vice President and Chief Financial	February 21, 2007
Diana G. Reardon	Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ Ronald P. Badie	Director	February 21, 2007
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 21, 2007
Stanley L. Clark

/s/ Edward G. Jepsen	Director	February 21, 2007
Edward G. Jepsen

/s/ Andrew E. Lietz	Director	February 21, 2007
Andrew E. Lietz

/s/ John R. Lord	Director	February 21, 2007
John R. Lord

/s/ Dean H. Secord	Director	February 21, 2007
Dean H. Secord

(a)(3) Listing of Exhibits

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
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

10.14	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.15	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.16	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.17	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.18	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.19	Third Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 2006 10-Q).*
10.20	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K)*
10.21	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K)*
10.22	Form of 1997 Sale Participation Agreement (filed as Exhibit 10.52 to the December 31, 2004 10-K)*
10.23	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K)*
10.24	Form of 2000 Management Stockholders’ Agreement as of May 24, 2006 (filed as Exhibit 10.24 to the June 30, 2006 10-Q).*
10.25	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K)*

10.26	Form of 2000 Non-Qualified Stock Option Agreement as of May 24, 2006 (filed as Exhibit 10.26 to the June 30, 2006 10-Q).*
10.27	Form of 2000 Sale Participation Agreement(filed as Exhibit 10.55 to the December 31, 2004 10-K)*
10.28	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.29	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Martin H. Loeffler (filed as Exhibit 10.13 to the June 30, 1997 10-Q).*
10.30	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler May 19, 1997 (filed as Exhibit 10.17 to the June 30, 1997 10-Q).*
10.31	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Martin H. Loeffler (filed as Exhibit 10.31 to the December 31, 2001 10-K).*
10.32	Non-Qualified Stock Option Agreement between the Company and Martin H. Loeffler dated as of June 6, 2000 (filed as Exhibit 10.34 to the December 31, 2001 10-K).*
10.33	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Edward G. Jepsen (filed as Exhibit 10.14 to the June 30, 1997 10-Q).*
10.34	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of May 19, 1997 (filed as Exhibit 10.18 to the June 30, 1997 10-Q).*
10.35	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Edward G. Jepsen (filed as Exhibit 10.32 to the December 31, 2001 10-K).*
10.36	Non-Qualified Stock Option Agreement between the Company and Edward G. Jepsen dated as of June 6, 2000 (filed as Exhibit 10.35 to the December 31, 2001 10-K).*
10.37	Management Stockholders’ Agreement entered into as of May 19, 1997 between the Company and Timothy F. Cohane (filed as Exhibit 10.15 to the June 30, 1997 10-Q).*
10.38	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of May 19, 1997 (filed as Exhibit 10.19 to the June 30, 1997 10-Q).*
10.39	Management Stockholders’ Agreement entered into as of June 6, 2000 between the Company and Timothy F. Cohane (filed as Exhibit 10.33 to the December 31, 2002 10-K).*
10.40	Non-Qualified Stock Option Agreement between the Company and Timothy F. Cohane dated as of June 6, 2000 (filed as Exhibit 10.36 to the December 31, 2001 10-K).*
10.41	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.42	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002**
10.43	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002**
10.44	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002**
10.45	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002**
10.46	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002**
10.47	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002**
10.48	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.49	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.50	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.51	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan**
10.52	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.53	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.54	The 2004 Amphenol Incentive Plan (filed as Exhibit 10.3 to the March 31, 2004 10-Q).*
10.55	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.56	2005 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.56 to the March 31, 2005 10-Q).*
10.57	2006 Amphenol Corporation Management Incentive Plan. (filed as Exhibit 10.48 to the December 31, 2005 10-K).*

10.58

Credit Agreement dated as of May 6, 2003 among Amphenol Corporation, the Lenders listed therein, Fleet National Bank and Royal Bank of Canada, as Co-Documentation Agents, UBS Warburg LLC, as Syndication Agent and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent (filed as an Exhibit to the Form 8-K filed on June 13, 2003).*

10.59

Amendment No. 1 to the Credit Agreement dated as of November 6, 2003, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as Exhibit 10.1 to the September 30, 2003 10-Q).*

10.60

Amendment No. 2 to the Credit Agreement dated as of November 10, 2004, among Amphenol Corporation, the Lenders listed therein and Deutsche Bank Trust Company Americas as administrative agent (filed as an Exhibit to the Form 8-K filed on November 10, 2004).*

10.61

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.62

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.63

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.64	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.65	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
10.66	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the March 31, 2006 10Q)*
10.67	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the March 31, 2006 10Q)*
10.68	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement **
10.69	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement **
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*                 Incorporated herein by reference as stated.

**          Filed herewith