Form 10-Q
period 2007-03-31
AMPHENOL CORP /DE/
filed 2007-05-04
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the total number of shares outstanding of Class A Common Stock was 178,917,624

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$85,089	$74,135
Accounts receivable, less allowance for doubtful accounts of $14,374 and $14,677, respectively	392,529	383,858
Inventories	427,747	416,499
Prepaid expenses and other assets	66,067	60,113
Total current assets	971,432	934,605
Land and depreciable assets, less accumulated depreciation of $419,689 and $404,401, respectively	280,575	274,143
Deferred debt issuance costs	2,768	2,947
Goodwill	937,707	926,242
Other assets	52,255	57,460
	$2,244,737	$2,195,397
Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$217,911	$234,868
Accrued income taxes	36,977	63,046
Other accrued expenses	128,298	146,504
Current portion of long-term debt	2,702	3,241
Total current liabilities	385,888	447,659
Long-term debt	685,279	677,173
Accrued pension and post employment benefit obligations	141,335	138,312
Other liabilities	57,983	29,259
Shareholders’ Equity:
Common stock	178	179
Additional paid-in deficit	(111,350)	(119,421)
Accumulated earnings	1,164,190	1,142,536
Accumulated other comprehensive loss	(78,766)	(81,084)
Treasury stock, at cost	—	(39,216)
Total shareholders’ equity	974,252	902,994
	$2,244,737	$2,195,397

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Net sales	$651,084	$568,991

Cost of sales	440,516	389,176

Gross profit	210,568	179,815

Selling, general and administrative expense	87,971	81,424

Operating income	122,597	98,391

Interest expense	(9,042)	(10,184)

Other expenses, net	(3,149)	(2,724)

Income before income taxes	110,406	85,483

Provision for income taxes.	(32,702)	(28,209)

Net income	$77,704	$57,274

Net income per common share—Basic	$.44	$.32

Average common shares outstanding—Basic	178,132,764	178,894,320

Net income per common share—Diluted	$.43	$.31

Average common shares outstanding—Diluted	182,543,418	183,060,348

Dividends declared per common share	$.015	$.015

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2007	2006
Net income	$77,704	$57,274
Adjustments for cash from operations:
Depreciation and amortization	18,885	17,776
Amortization of deferred debt issuance costs	179	131
Stock-based compensation expense	2,990	1,781
Net change in non-cash components of working capital	(45,790)	(23,209)
Other long term assets and liabilities	8,495	2,150
Cash flow provided by operations	62,463	55,903

Cash flow from investing activities:
Capital additions	(22,628)	(20,160)
Purchase of short-term investments	(2,007)	—
Investments in acquisitions	(22,342)	(15,682)
Cash flow used by investing activities	(46,977)	(35,842)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	7,518	(24,032)
Purchase of treasury stock	(13,983)	—
Proceeds from exercise of stock options	2,975	3,996
Excess tax benefits from stock-based payment arrangements	1,642	1,289
Dividend payments	(2,684)	(2,679)
Cash flow used by financing activities	(4,532)	(21,426)

Net change in cash and cash equivalents	10,954	(1,365)
Cash and cash equivalents balance, beginning of period	74,135	38,669

Cash and cash equivalents balance, end of period	$85,089	$37,304
Cash paid during the year for:
Interest	$8,907	$10,431
Income taxes paid, net of refunds	26,032	21,260

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1—Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, the related condensed consolidated statements of income for the three months ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flow for the three months ended March 31, 2007 and 2006 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K (“10-K”).

Note 2—Reclassifications

As described in the 10-K, the Company changed the presentation of the Consolidated Statements of Income to remove the separate caption for Depreciation and amortization and to include depreciation and amortization expense in Cost of sales and Selling, general and administrative expense allowing for Gross profit to be presented. These changes have been made to Statements of Income disclosures throughout these financial statements and related notes for consistency.

Certain 2006 current liability categories on the accompanying Balance Sheets have been reclassified to conform to the 2007 presentation.

Note 3—Inventories

Inventories consist of:

	March 31, 2007	December 31, 2006

Raw materials and supplies	$98,519	$94,830
Work in process	218,081	214,190
Finished goods	111,147	107,479
	$427,747	$416,499

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

The segment results for the three months ended March 31, 2007 and 2006 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2007	2006	2007	2006	2007	2006
Net sales
—external	$585,265	$509,058	$65,819	$59,933	$651,084	$568,991
—inter-segment	932	863	3,928	4,027	4,860	4,890
Segment operating income	124,881	99,869	7,921	6,291	132,802	106,160

Reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006

Segment operating income	$132,802	$106,160
Interest expense	(9,042)	(10,184)
Other expenses, net	(10,364)	(8,712)
Stock-based compensation expense	(2,990)	(1,781)

Income before income taxes	$110,406	$85,483

Note 5—Comprehensive Income

Total comprehensive income for the three months ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006

Net income	$77,704	$57,274
Translation adjustments	3,329	4,091
Revaluation of interest rate derivatives	(1,011)	3,711

Total comprehensive income	$80,022	$65,076

Note 6—Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which it may be required to pay or which it may agree to pay in connection with the settlement of such proceedings or claims will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Certain operations of the Company are subject to federal, state and local environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes.  The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

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

Note 7—New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investor requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the effect of SFAS 157 but does not believe it will have a material impact on its consolidated results.

Note 8—Stock-Based Compensation

The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan, which was amended in May 2006 to increase the number of shares of common stock reserved for issuance from 16 million to 24 million shares as well as to increase the number of options that may be granted to any one participant from not more than 4 million to not more than 6 million options (in each case on a post-split basis). The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At March 31, 2007, the maximum number of shares of common stock available for the granting of stock options under the Option Plans was 7,352,260. Options granted under the Option Plans vest ratably over a period of five years and must be exercised within ten years of the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements.  In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors.  At March 31, 2007, the maximum number of shares of common stock available for the granting of stock options under the Directors Plan was 380,000.   Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The Company recognizes compensation expense over the service period that stock option awards are expected to vest using a graded method on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.  For the three months ended March 31, 2007, the Company’s income before income taxes and net income was reduced by $2,990 and $2,105, or $.01 per share, respectively. The expense incurred for stock-based compensation plans is classified in Selling, general and administrative expenses on the accompanying Consolidated Statements of Income.

A summary of option activity under the Option Plans and the Directors Plan (the “Plans”) as of March 31, 2007 and changes during the three months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	12,915,426	$15.11	6.34	$205,801
Options exercised	(282,532)	10.53
Options cancelled	(16,400)	19.42

Options outstanding at March 31, 2007	12,616,494	15.26	6.13	$214,776

Exercisable at March 31, 2007	6,522,130	$11.27	4.55	$137,054

A summary of the status of the Company’s non-vested options as of March 31, 2007 and changes during the three months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2006	6,113,430	$6.31
Options vested	(2,666)	4.19
Options cancelled	(16,400)	5.85

Non-vested options at March 31, 2007	6,094,364	$6.30

During the three months ended March 31, 2007 and 2006, the following activity occurred under the Plans:

	2007	2006
Total intrinsic value of stock options exercised	$6,335	$5,939
Total fair value of stock awards vested	11	11

On March 31, 2007 the total compensation cost related to non-vested options not yet recognized was approximately $25,007, with a weighted average expected amortization period of 3.41 years.

Note 9—Shareholders’ Equity

On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as of March 16, 2007, and these additional shares were distributed on March 30, 2007. The share information herein has been restated to reflect the effect of such stock split.

On October 20, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 10.0 million shares (on a post-split basis) of its common stock during the period ended September 30, 2006 which was extended to December 31, 2008 by an amendment on July 27, 2006. In September 2006, the Company retired 4.5 million shares of its common stock purchased for $87,800 under the Program by reducing retained earnings by this amount. In March 2007, the Company retired an additional 1.6 million shares of its common stock purchased for $53,200 under the Program by reducing accumulated earnings by this amount. At March 31, 2007, approximately 3.8 million shares of common stock remained available for repurchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.015 per share.  The Company paid a quarterly dividend in the amount of $2,696 or $.015 per share on April 4, 2007 to shareholders of record as of March 14, 2007. Total dividends paid to date  in 2007, including the April 4, 2007 payment, were $5,380.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business, repurchase shares of its common stock and to repay outstanding indebtedness.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and its domestic subsidiaries have a defined benefit pension plan covering substantially all U.S. employees.  Plan benefits are generally based on years of service and compensation and are currently noncontributory.  Certain foreign subsidiaries have defined benefit plans covering their employees.  Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans.  The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs.  The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three months ended March 31, 2007 and 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$2,181	$2,476	$44	$33
Interest cost	5,334	4,670	208	184
Expected return on plan assets	(6,159)	(5,334)	—	—
Amortization of transition obligation	(24)	(24)	16	16
Amortization of prior service cost	392	396	—	—
Amortization of net actuarial losses	2,316	2,201	270	317
Net benefits cost	$4,040	$4,385	$538	$550

Effective January 1, 2007, the Company effected a curtailment on the U.S. Pension Plan which resulted in no additional benefits being credited to salaried employees (i) who have less than 25 years service with the Company or (ii) have not attained age 50 and who have less than 15 years of service with the Company. For affected employees, the curtailment in additional U.S. Pension Plan benefits was replaced with a Company match defined contribution plan.

The Company offers various defined contribution plans for U.S. and non-U.S. employees. Participation in these plans is based on certain eligibility requirements.  Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Pension Plan benefits for salaried employees described above, the Company began matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the three months ended March 31, 2007, the total matching contributions to these plans was approximately $475.

The Company plans on making a voluntary cash contribution to the U.S. Pension Plan of approximately $20,000 in September 2007. Cash contributions in 2007 and in future years will depend on a number of factors including performance of plan assets.  In August 2006, the President signed into law the Pension Protection Act of 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning after 2007 and the Company is in the process of determining the impact of this legislation.

Note 11—Goodwill and Other Intangible Assets

As of March 31, 2007, the Company has goodwill totaling $937,707 of which $864,158 is related to the interconnect products and assemblies segment with the remainder related to the cable products segment.  For the three months ended March 31, 2007, goodwill increased by $11,465, primarily as a result of  recording liabilities for performance-based additional cash consideration and was related to the interconnect products and assemblies segment. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to certain 2006 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets, other than goodwill, that are not subject to amortization.  As of March 31, 2007, the Company has acquired amortizable intangible assets with a total gross carrying amount of $52,830, of which $30,700, $9,500 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The accumulated amortization related to these intangibles as of March 31, 2007 totaled $10,642, of which $2,669, $2,473 and $1,004 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  Intangible assets are included in Other assets in the accompanying balance sheets.  The aggregate amortization expense for the three months ended March 31, 2007 was approximately $1,372, and amortization expense estimated for each of the next five fiscal years, including 2007, is approximately $5,100.

Note 12—Long-Term Debt

The Company’s senior secured credit facility (the “Revolving Credit Facility”) is comprised of a five-year $1,000,000 unsecured revolving credit facility that expires in August 2011, of which approximately $675,000 was drawn at March 31, 2007. On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs, increase the general indebtedness basket by $250,000 through an accordion feature and to extend the term from July 2010 to August 2011.

At March 31, 2007, availability under the Revolving Credit Facility was $312,737, after a reduction of $12,263 for outstanding letters of credit.  At March 31, 2007, the Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3.0X and a leverage ratio (debt divided by EBITDA) lower than 3.25X; at March 31, 2007, such ratios as defined in the Revolving Credit Facility were 12.62X and 1.39X, respectively.  The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50,000 for capital leases, $450,000 for general indebtedness, $200,000 for acquisition indebtedness (of which approximately $5,567, $1,420  and $nil were outstanding at March 31, 2007, respectively), (ii) restricted payments including dividends on the Company’s common stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250,000, or approximately $467,969 at March 31, 2007, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400,000, or approximately $646,679 at March 31, 2007, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets.  At March 31, 2007, the Company was in compliance with these covenants, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value indicated that termination of the agreements at March 31, 2007 would have resulted in a pre-tax gain of $3,289; such gain, net of tax of $1,260 was recorded in other comprehensive income.

Note 13 — Off-Balance Sheet Arrangement — Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its then existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remain substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. At March 31, 2007, approximately $85,000 of receivables were sold under New Agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

Note 14 — Income Taxes

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN  48 on January 1, 2007. The total amount of the liability accrued for unrecognized tax benefits as of the adoption date was approximately $30,000. As a result of the implementation, the Company recognized an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of approximately $200. In addition, the majority of the liability for unrecognized tax benefits was reclassified from accrued income taxes to other long term liabilities on the accompanying Condensed Consolidated Balance Sheets. At March 31, 2007, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $29,900.

The Company includes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2007, the provision for income taxes included $600 in interest and penalties. As of March 31, 2007, the liability for unrecognized tax benefits included $6,000 for tax-related interest and penalties.

The Company files income tax returns in the U.S., various states as well as foreign jurisdictions. With few exceptions, the Company is subject to income tax examinations by tax authorities for years on or after 2003. As of March 31, 2007, the Company does not have any tax positions for which management believes it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease within the next twelve months.

The provision for income taxes for the first quarter of 2007 was at an effective rate of 29.6%. The provision for income taxes for the first quarter and for the full year of 2006 was at effective rates of 33% and 31.5%, respectively. The first quarter of 2007 effective tax rate was lowered by 1.4% due to a reduction in tax expense of approximately $1,500 for tax reserve adjustments relating to the completion of the audit of certain of the Company’s prior year tax returns.  In addition, the lower effective tax rate for the first quarter of 2007 results from an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans.

Item 2.                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter ended March 31, 2007 compared to the quarter ended March 31, 2006

Net sales were $651.1 in the first quarter of 2007 compared to $569.0 for the same period in 2006, an increase of 14% in U.S. dollars and 12% in local currencies. Sales of interconnect products and assemblies (approximately 90% of sales) increased 15% in U.S. dollars and 12% in local currencies in the first quarter of 2007 compared to 2006 ($585.3 in 2007 versus $509.1 in 2006).  Sales increased in all of the Company’s major end markets including the military/aerospace, telecommunications and data-communications, mobile communications, industrial and automotive markets. Sales increases occurred in all major geographic regions and resulted from the continuing development of new application specific solutions and value added products and increased worldwide presence with the leading companies in target markets. Sales of cable products (approximately 10% of sales) increased 10% in both U.S. dollars and in local currencies in the first quarter of 2007 compared to the same period in 2006 ($65.8 in 2007 versus $59.9 in 2006).  This increase is primarily attributable to the impact of price increases and increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion.

Geographically, sales in the United States in the first quarter of 2007 increased approximately 14%  compared to the same period in 2006 ($289.2 in 2007 versus $253.6 in 2006).  International sales for the first quarter of 2007 increased approximately 15%, respectively, in U.S. dollars ($361.9 in 2007 versus $315.4 in 2006) and increased approximately 11% in local currency compared to the same period in 2006.  Currency translation had the effect of increasing sales in the first quarter of 2007 by approximately $14.5 when compared to exchange rates for the same period in 2006.

The gross profit margin as a percentage of net sales was approximately 32.3% for the first quarter of 2007 compared to 31.6% for the same period in 2006.  The operating margins for the cable products segment increased by approximately 1.5% in the first quarter of 2007 compared to the first quarter of 2006. The increase in margin for cable products is due primarily to the impact of price increases partially offset by higher material costs.  The operating margins in the interconnect segment increased approximately 1.7% for the first quarter of 2007 when compared to the same period in 2006 primarily as a result of the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control offset by cost increases resulting primarily from higher material costs.

Selling, general and administrative expenses increased to $88.0 in the first quarter of 2007 compared to $81.4 in the first quarter of 2006 which represented approximately 13.5% and 14.3% of sales for each period, respectively. The increase in expense in the first quarter of 2007 is attributable to increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development, as well as increased stock-based compensation expense.

Other expenses, net, for the first quarter of 2007 and 2006 was $3.1 and $2.7, respectively, and was comprised primarily of program fees on the sale of accounts receivable ($1.3 in 2007 and $1.2 in 2006), minority interests ($1.7 in 2007 and $1.1 in 2006), and agency and commitment fees on the Company’s senior credit facility ($.4 in 2007 and $.6 in 2006) offset by interest income ($.3 in 2007 and $.1 in 2006).

Interest expense for the first quarter of 2007 was $9.0 compared to $10.2 for the same period in 2006.  The decrease for the first quarter of 2007 compared to the 2006 period is attributable to lower average debt levels.

The provision for income taxes for the first quarter of 2007 was at an effective rate of 29.6%. The provision for income taxes for the first quarter and for the full year of 2006 was at effective rates of 33% and 31.5%, respectively. The first quarter of 2007 effective tax rate was lowered by 1.4% due to a reduction in tax expense of approximately $1.5 for tax reserve adjustments relating to the completion of the audit of certain of the Company’s prior year tax returns.  In addition, the lower effective tax rate for the first quarter of 2007 results from an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans.

Liquidity and Capital Resources

Cash provided by operating activities was $62.5 in the first three months of 2007 compared to $55.9 in the same 2006 period.  The increase in cash flow related primarily to an increase in net income as well as an increase, in the 2007 period, in non-cash expenses including depreciation and amortization and stock-based compensation expense partially offset by a net increase in the non-cash components of working capital. The non-cash components of working capital increased $45.8 in the first three months of 2007 due primarily to increases of $10.3 and $7.5, respectively, in inventory and accounts receivable, an increase in other current assets of $5.6 and decreases in accounts payable and accrued expenses of $17.3 and $5.1, respectively.  The non-cash components of working capital increased $23.2 in the first three months of 2006 due primarily to increases of $25.6 and $16.5, respectively, in accounts receivable and inventory due to higher levels of sales and an increase in other current assets of $5.6, partially offset by an increase in accounts payable and accrued expenses of $16.4 and $8.5, respectively, due to increased activity.

Inventory increased $11.2 to $427.7 primarily due to the impact of higher activity in the military/aerospace and industrial markets and the translation impact resulting from a relatively weaker U.S. dollar at March 31, 2007 as compared to December 31, 2006.  Inventory days, excluding the impact of acquisitions, increased from 86 at December 31, 2006 to 89 at March 31, 2007.  Accounts receivable increased $8.7, due primarily to higher activity in March 2007 than December 2006 and to a lesser extent from the translation impact resulting from a relatively weaker U.S. dollar at March 31, 2007 compared to December 31, 2006.  Days sales outstanding, computed before sales of receivables, decreased from 66 days to 65 days.  Prepaid expenses and other assets increased $6.0 to $66.1 primarily resulting from an increase in certain foreign tax receivables.  Land and depreciable assets, net, increased $6.4 to $280.6 reflecting capital expenditures of $22.6 and the translation impact resulting from a relatively weaker U.S. dollar at March 31, 2007 as compared to December 31, 2006 partially offset by depreciation expense of $17.5. Goodwill increased $11.5 to $937.7, primarily as a result of adjustments relative to prior year acquisitions including performance based additional cash purchase consideration. Other assets decreased $5.2 to $52.3 primarily due to a reduction in the fair value of assets recorded related to interest rate swaps (See Note 12) in addition to amortization of intangible assets.  Accounts payable decreased $17.0 to $217.9 primarily as a result of the payment of liabilities related to a new inventory hubbing arrangement with certain customers established in the fourth quarter of 2006.  Accrued expenses decreased $44.3 to $165.3 primarily due to the reclassification of the long-term portion of the liability for unrecognized tax benefits in accordance with FIN 48 to long-term liabilities (See Note 14) of $28.8, payment of accrued expenses for performance based additional cash purchase consideration associated with certain acquisitions and a reduction in deferred revenue related to certain inventory hubbing arrangements offset by increased activity.  Other long-term liabilities increased $28.7 to $58.0 due primarily to the reclassification of the long-term portion of the liability for unrecognized tax benefits in accordance with FIN 48 from other accrued expenses as discussed above.

For the first three months of 2007, cash from operating activities of $62.5, net borrowings from the revolving credit facility of $7.5 and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $4.6 were used to fund capital expenditures of $22.6, acquisition related payments of $22.3, purchases of treasury stock of $14.0, dividend payments of $2.7, purchases of short-

term investments of $2.0 and an increase in cash on hand of $11.0.  For the first three months of 2006, cash from operating activities of $55.9, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $5.3 and a reduction of cash on hand of $1.4 were used to fund capital expenditures of $20.2, acquisitions of $15.7, dividend payments of $2.7, and a net debt reduction of $24.0.

The Company’s senior secured credit facility (the “Revolving Credit Facility”) is comprised of a five-year $1,000.0 unsecured revolving credit facility that expires in August 2011, of which approximately $675.0 was drawn at March 31, 2007. On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs, increase the general indebtedness basket by $250.0 through an accordion feature and extend the term from July 2010 to August 2011.

At March 31, 2007, availability under the Revolving Credit Facility was $312.7, after a reduction of $12.3 for outstanding letters of credit.  The Company’s interest rate on borrowings under the Revolving Credit Facility was LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (debt divided by EBITDA) lower than 3.25X; at March 31, 2007, such ratios as defined in the Revolving Credit Facility were 12.62X and 1.39X, respectively.  The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50.0 for capital leases, $450.0 for general indebtedness, $200.0 for acquisition indebtedness (of which approximately $5.6, $1.4 and $nil were outstanding at March 31, 2007, respectively), (ii) restricted payments including dividends on the Company’s common stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250.0, or approximately $468.0 at March 31, 2007, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400.0, or approximately $646.7 at March 31, 2007, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets. At March 31, 2007,  the Company was in compliance with these covenants, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0, $250.0 and $250.0 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair value indicated that termination of the agreements at March 31, 2007 would have resulted in a pre-tax gain of $3.3; such gain, net of tax of $1.3 was recorded in other comprehensive income.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its then existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remain substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. At March 31, 2007, approximately $85.0 of receivables were sold under the New Agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and the sale of receivables under the New Agreement.  The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as March 16, 2007, and these additional shares were distributed on March 30, 2007. The share information herein has been restated to reflect the effect of such stock split.

On October 20, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 10.0 million shares (on a post-split basis) of its common stock during the period ended September 30, 2006 which was extended to December 31, 2008 by an amendment on July 27, 2006. In September 2006, the Company retired 4.5 million shares of its common stock purchased for $87.8 million under the Program by reducing retained earnings by this amount. In March 2007, the Company retired an additional 1.6 million shares of its common stock purchased for $53.2 million under the Program by reducing retained earnings by this amount. At March 31, 2007, approximately 3.8 million shares of common stock remained available for repurchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.015 per share.  The Company paid a quarterly dividend in the amount of $2.7 or $.015 per share on April 4, 2007 to shareholders of record as of March 14, 2007. Total dividends paid to date in 2007, including the April 4, 2007 payment, were $5.4. The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business, repurchase shares of its common stock and to repay outstanding indebtedness.

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

Environmental Matters

Certain operations of the Company are subject to federal, state and local environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes.  The Company believes that its operations are currently in substantial compliance with all applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial position or results of operations.

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

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements within the meaning of the federal securities laws, and should be considered subject to the many uncertainties that exist in the Company’s operations and business environment. These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in Part I, Item 1A of the Company’s 2006 Annual Report on Form 10-K. Actual results could differ materially from those currently anticipated.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2006 Annual Report on Form 10-K.  Relative to interest rate risk, in 2005, the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  At March 31, 2007, the Company’s average LIBOR rate was 4.64%.  A 10% change in the LIBOR interest rate at March 31, 2007 would have the effect of increasing or decreasing interest expense by approximately $.1 million.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2007, although there can be no assurances that interest rates will not significantly change.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On October 20, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 10.0 million shares (on a post-split basis) of its common stock during the period ended September 30, 2006 which was extended to December 31, 2008 by an amendment on July 27, 2006. In September 2006, the Company retired 4.5 million shares of its common stock purchased for $87.8 million under the Program by reducing retained earnings by this amount. In March 2007, the Company retired an additional 1.6 million shares of its common stock purchased for $53.2 million under the Program by reducing retained earnings by this amount. At March 31, 2007, approximately 3.8 million shares of Common Stock remained available for repurchase under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2007	437,600	$31.96	6,184,800	3,815,200
February 1, to February 28, 2007	—	—	—	—
March 1, to March 31, 2007	—	—	—	—
Total	437,600	$31.96	6,184,800	3,815,200

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

10.14	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.15	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.16	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.17	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.18	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.19	Third Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 2006 10-Q).*
10.20	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K)*

10.21	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K)*
10.22	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K)*
10.23	Form of 2000 Management Stockholders’ Agreement as of May 24, 2006 (filed as Exhibit 10.24 to the June 30, 2006 10-Q).*
10.24	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K)*
10.25	Form of 2000 Non-Qualified Stock Option Agreement as of May 24, 2006 (filed as Exhibit 10.26 to the June 30, 2006 10-Q).*
10.26	Form of 2000 Sale Participation Agreement(filed as Exhibit 10.55 to the December 31, 2004 10-K)*
10.27	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.28	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.29	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K)*
10.30	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K)*
10.31	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K)*
10.32	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K)*
10.33	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K)*
10.34	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K)*
10.35	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.36	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.37	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.38	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K)*
10.39	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.40	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.41	The 2004 Amphenol Executive Incentive Plan (filed as Exhibit 10.45 to the June 30, 2004 10-Q).*
10.42	2005 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.56 to the March 31, 2005 10-Q).*
10.43	2006 Amphenol Corporation Management Incentive Plan. (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.44

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.45

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent**

10.46

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.47

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.48	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.49	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
10.50	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the March 31, 2006 10Q)*
10.51	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the March 31, 2006 10Q)*
10.52	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K)*
10.53	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K)*
10.54	Amphenol Corporation Supplemental Defined Contribution Plan**
10.55	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

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

Date:  May 4, 2007