Form 10-Q
period 2007-06-30
AMPHENOL CORP /DE/
filed 2007-08-03
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, the total number of shares outstanding of Class A Common Stock was 178,744,713.

Amphenol Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$110,668	$74,135
Accounts receivable, less allowance for doubtful accounts of $13,817 and $14,677, respectively	427,898	383,858
Inventories	425,903	416,499
Prepaid expenses and other assets	77,076	60,113
Total current assets	1,041,545	934,605

Land and depreciable assets, less accumulated depreciation of $439,244 and $404,401, respectively	291,604	274,143
Deferred debt issuance costs	2,588	2,947
Goodwill	946,346	926,242
Other assets	50,451	57,460
	$2,332,534	$2,195,397

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$232,358	$234,868
Accrued income taxes	27,654	63,046
Other accrued expenses	124,729	146,504
Current portion of long-term debt	2,170	3,241
Total current liabilities	386,911	447,659

Long-term debt	683,802	677,173
Accrued pension and post employment benefit obligations	145,598	138,312
Other liabilities	56,667	29,259
Shareholders’ Equity:
Common stock	180	179
Additional paid-in deficit	(75,702)	(119,421)
Accumulated earnings	1,245,514	1,142,536
Accumulated other comprehensive loss	(72,472)	(81,084)
Treasury stock, at cost	(37,964)	(39,216)
Total shareholders’ equity	1,059,556	902,994
	$2,332,534	$2,195,397

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net sales	$688,836	$606,598	$1,339,920	$1,175,589
Cost of sales	463,212	413,898	903,728	803,074
Gross profit	225,624	192,700	436,192	372,515

Selling, general and administrative expense	92,211	84,690	180,182	166,114
Casualty loss related to flood	—	15,000	—	15,000
Operating income	133,413	93,010	256,010	191,401

Interest expense	(8,979)	(10,002)	(18,021)	(20,186)
Other expenses, net	(3,639)	(3,394)	(6,788)	(6,118)
Income before income taxes	120,795	79,614	231,201	165,097

Provision for income taxes	(36,799)	(26,273)	(69,501)	(54,482)
Net income	$83,996	$53,341	$161,700	$110,615

Net income per common share-Basic	$.47	$.30	$.91	$.62

Average common shares outstanding-Basic	178,624,152	179,089,062	178,379,815	178,992,230

Net income per common share-Diluted	$.46	$.29	$.89	$.60

Average common shares outstanding-Diluted	182,686,329	183,481,596	182,598,444	183,271,876

Dividends declared per common share	$.015	$.015	$.015	$.015

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2007	2006
Net income	$161,700	$110,615
Adjustments for cash from operations:
Depreciation and amortization	39,684	36,480
Amortization of deferred debt issuance costs	359	262
Stock-based compensation expense	5,992	3,987
Casualty loss related to flood, net of insurance recoveries	—	15,000
Net change in non-cash components of working capital	(72,569)	(37,152)
Other long term assets and liabilities	10,512	13,783
Cash flow provided by operations	145,678	142,975

Cash flow from investing activities:
Capital additions	(51,432)	(33,931)
Proceeds from disposal of fixed assets	500	1,844
Purchase of short-term investments	(4,208)	—
Investments in acquisitions	(37,579)	(14,848)
Cash flow used in investing activities	(92,719)	(46,935)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	5,510	(76,157)
Purchase of treasury stock	(51,947)	(20,216)
Proceeds from exercise of stock options	19,650	9,763
Excess tax benefits from stock-based payment arrangements	15,717	3,185
Dividend payments	(5,356)	(5,364)
Cash flow used in financing activities	(16,426)	(88,789)

Net change in cash and cash equivalents	36,533	7,251
Cash and cash equivalents balance, beginning of period	74,135	38,669

Cash and cash equivalents balance, end of period	$110,668	$45,920

Cash paid during the year for:
Interest	$17,762	$20,774
Income taxes paid, net of refunds	52,925	46,700

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, the related condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flow for the six months ended June 30, 2007 and 2006 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K (the “10-K”).

Note 2-Reclassifications

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

Note 3-Inventories

Inventories consist of:

	June 30, 2007	December 31, 2006
Raw materials and supplies	$101,780	$94,830
Work in process	218,276	214,190
Finished goods	105,847	107,479
	$425,903	$416,499

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

The segment results for the three months ended June 30, 2007 and 2006 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2007	2006	2007	2006	2007	2006
Net sales
-external	$618,250	$541,132	$70,586	$65,466	$688,836	$606,598
-inter-segment	1,255	1,078	3,335	4,100	4,590	5,178
Segment operating income	134,212	108,559	8,932	7,793	143,144	116,352

The segment results for the six months ended June 30, 2007 and 2006 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2007	2006	2007	2006	2007	2006
Net sales
-external	$1,203,515	$1,050,190	$136,405	$125,399	$1,339,920	$1,175,589
-inter-segment	2,187	1,941	7,263	8,127	9,450	10,068
Segment operating income	259,093	208,428	16,853	14,084	275,946	222,512

Reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2007 and 2006 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Segment operating income	$143,144	$116,352	$275,946	$222,512
Interest expense	(8,979)	(10,002)	(18,021)	(20,186)
Other expenses, net	(10,367)	(9,530)	(20,732)	(18,242)
Stock-based compensation expense	(3,003)	(2,206)	(5,992)	(3,987)
Casualty loss related to flood	—	(15,000)	—	(15,000)
Income before income taxes	$120,795	$79,614	$231,201	$165,097

Note 5-Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2007 and 2006 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net Income	$83,996	$53,341	$161,700	$110,615
Translation adjustments	5,570	6,878	8,899	10,969
Revaluation of interest rate derivatives	724	2,325	(287)	6,036
Total comprehensive income	$90,290	$62,544	$170,312	$127,620

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

Note 7-New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company does not believe SFAS 157 will have a material impact on its consolidated results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material impact on its consolidated results.

Note 8-Stock-Based Compensation

The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan, which was amended in May 2006 to increase the number of shares of Class A Common Stock reserved for issuance from 16 million to 24 million shares as well as to increase the number of options that may be granted to any one participant from not more than 4 million to not more than 6 million options (in each case on a post-split basis). The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At June 30, 2007, the maximum number of shares of Class A Common Stock available for the granting of stock options under the Option Plans was 5,260,300. Options granted under the Option Plans vest ratably over a period of five years and must be exercised within ten years of the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements.  In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors.  At June 30, 2007, the maximum number of shares of Class A Common Stock available for the granting of stock options under the Directors Plan was 320,000.   Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The Company recognizes compensation expense over the service period that stock option awards are expected to vest using a graded method on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.  The Company’s income before income taxes and net income was reduced by $3,003 and $2,087, respectively for the three months ended June 30, 2007, or $.01 per share, and $5,992 and $4,104, respectively for the six months ended June 30, 2007, or $.02 per share.  The expense incurred for stock-based compensation plans is classified in Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Income.

A summary of option activity under the Option Plans and the Directors Plan (the “Plans”) as of June 30, 2007 and changes during the six months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	12,915,426	$15.11	6.34	$205,801
Options exercised	(282,532)	10.53
Options cancelled	(16,400)	19.42

Options outstanding at March 31, 2007	12,616,494	15.26	6.13	$214,776

Options granted	2,229,000	34.55
Options exercised	(1,763,744)	9.45
Options cancelled	(77,040)	20.71

Options outstanding at June 30, 2007	13,004,710	19.32	6.89	$212,323

Exercisable at June 30, 2007	6,767,612	$13.36	5.29	$150,826

A summary of the status of the Company’s non-vested options as of June 30, 2007 and changes during the six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2006	6,113,430	$6.31
Options vested	(2,666)	4.19
Options cancelled	(16,400)	5.85

Non-vested options at March 31, 2007	6,094,364	$6.30
Options granted	2,229,000	10.96
Options vested	(2,009,226)	5.46
Options cancelled	(77,040)	6.84

Non-vested options at June 30, 2007	6,237,098	$8.24

During the three and six months ended June 30, 2007 and 2006, the following activity occurred under the Plans:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Total intrinsic value of stock options exercised	$46,264	$8,670	$52,599	$14,609
Total fair value of stock awards vested	10,973	8,837	10,984	8,848

On June 30, 2007, the total compensation cost related to non-vested options not yet recognized was approximately $43,112, with a weighted average expected amortization period of 3.97 years.

Note 9-Shareholders’ Equity

On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as of March 16, 2007, and these additional shares were distributed on March 30, 2007. The share information herein has been restated to reflect the effect of such stock split.

On October 20, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 10.0 million shares (on a post-split basis) of its Class A Common Stock during the period ended September 30, 2006 which was extended to December 31, 2008 by an amendment on July 27, 2006. In September 2006, the Company retired 4.5 million shares of its Class A Common Stock purchased for $87,800 under the Program by reducing retained earnings by this amount. In March 2007, the Company retired an additional 1.6 million shares of its Class A Common Stock purchased for $53,200 under the Program by reducing accumulated earnings by this amount. At June 30, 2007, approximately 2.7 million shares of Class A Common Stock remained available for repurchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its Class A Common Stock of $.015 per share.  The Company paid a quarterly dividend in the amount of $2,696 or $.015 per share on July 5, 2007 to shareholders of record as of June 13, 2007 which was included in Other Accrued Expenses at June 30, 2007. Total dividends paid to date in 2007, including the July 5, 2007 payment, were $8,076.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business, repurchase shares of its Class A Common Stock and to repay outstanding indebtedness.

Note 10-Benefit Plans and Other Postretirement Benefits

The Company and its domestic subsidiaries have a defined benefit pension plan which, subject to the curtailment described below, covers its  U.S. employees (the “U.S. Pension Plan”).  Plan benefits are generally based on years of service and compensation and are currently noncontributory.  Certain foreign subsidiaries have defined benefit plans covering their employees.  Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans.  The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs.  The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three and six months ended June 30, 2007 and 2006:

	Pension Benefits		Other Benefits
	Three months ended June 30,
	2007	2006	2007	2006
Service cost	$2,215	$2,522	$44	$33
Interest cost	5,377	4,722	208	184
Expected return on plan assets	(6,188)	(5,368)	—	—
Amortization of transition obligation	(25)	(24)	16	16
Amortization of prior service cost	392	396	—	—
Amortization of net actuarial losses	2,329	2,218	270	317
Net benefits cost	$4,100	$4,466	$538	$550

	Pension Benefits		Other Benefits
	Six months ended June 30,
	2007	2006	2007	2006
Service cost	$4,397	$4,998	$87	$66
Interest cost	10,711	9,392	416	368
Expected return on plan assets	(12,347)	(10,706)	—	—
Amortization of transition obligation	(49)	(48)	31	32
Amortization of prior service cost	783	792	—	—
Amortization of net actuarial losses	4,644	4,419	540	634
Net benefits cost	$8,139	$8,847	$1,074	$1,100

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

The Company plans to make a voluntary cash contribution to the U.S. Pension Plan of approximately $20,000 in September 2007. Future cash contributions will depend on a number of factors including performance of plan assets.  In August 2006, the President signed into law the Pension Protection Act of 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning after 2007 and the Company is in the process of determining the impact of this legislation.

The Company offers various defined contribution plans for U.S. and non-U.S. employees. Participation in these plans is based on certain eligibility requirements.  Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Pension Plan benefits for salaried employees described above, the Company began matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the six months ended June 30, 2007, the total matching contributions to these plans was approximately $882.

Note 11-Goodwill and Other Intangible Assets

As of June 30, 2007, the Company has goodwill totaling $946,346 of which $872,797 is related to the interconnect products and assemblies segment with the remainder related to the cable products segment.  For the six months ended June 30, 2007, goodwill increased by $20,104, primarily as a result of recording liabilities for performance-based additional cash consideration and was related to the interconnect products and assemblies segment. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to 2006 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets, other than goodwill, that are not subject to amortization.  As of June 30, 2007, the Company has acquired amortizable intangible assets with a total gross carrying amount of $52,830, of which $30,700, $9,500 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The accumulated amortization related to these intangibles as of June 30, 2007 totaled $11,884, of which $3,202, $2,973 and $1,218 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  Intangible assets are included in Other assets in the accompanying balance sheets.  The aggregate amortization expense for the three and six months ended June 30, 2007 was approximately $1,377 and $2,749, respectively, and amortization expense estimated for the next four fiscal years, including 2007, is approximately $5,100.  The estimated amortization expense for both 2011 and 2012 is $3,000.

Note 12–Long-Term Debt

The Company has a five-year $1,000,000 unsecured revolving credit facility (the “Revolving Credit Facility”) that expires in August 2011, of which approximately $676,100 was drawn at June 30, 2007. On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs, increase the general indebtedness basket by $250,000 through an accordion feature and to extend the term from July 2010 to August 2011.

At June 30, 2007, availability under the Revolving Credit Facility was $310,137, after a reduction of $13,763 for outstanding letters of credit.  At June 30, 2007, the Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3.0X and a leverage ratio (debt divided by EBITDA) lower than 3.25X; at June 30, 2007, such ratios as defined in the Revolving Credit Facility were 13.62X and 1.32X, respectively.  The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50,000 for capital leases, $450,000 for general indebtedness, $200,000 for acquisition indebtedness (of which approximately $4,602, $1,506  and $nil were outstanding at June 30, 2007, respectively), (ii) restricted payments including dividends on the Company’s Class A Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250,000, or approximately $509,967 at June 30, 2007, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400,000, or approximately $688,677 at June 30, 2007, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets.  At June 30, 2007, the Company was in compliance with these covenants, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value indicated that termination of the agreements at June 30, 2007 would have resulted in a pre-tax gain of $4,460; such gain, net of tax of $1,708 was recorded in other comprehensive income.

Note 13 – Off-Balance Sheet Arrangement – Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its then existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remain substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. At June 30, 2007, approximately $85,000 of receivables were sold under New Agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

Note 14 - Income Taxes

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of the liability accrued for unrecognized tax benefits as of the adoption date was approximately $30,000. As a result of the implementation, the Company recognized an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of approximately $200. In addition, the majority of the liability for unrecognized tax benefits was reclassified from accrued income taxes to other long term liabilities on the accompanying Condensed Consolidated Balance Sheets. At June 30, 2007, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $31,900.

The provision for income taxes for the second quarter and first six months of 2007 was at an effective rate of 30.5% and 30.1%, respectively. The provision for income taxes for both the second quarter and for the first six months of 2006 was at an effective rate of 33%. The second quarter and first six months of 2007 effective tax rates were primarily lowered by an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans.

Note 15-Casualty Loss Related to Flood

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the second quarter of 2006.  The Company recorded charges totaling $20,747 of which $15,000 and $5,747, or $.05 and $.02 per share, were incurred in the second and third quarters of 2006, respectively, for recovery and clean up expenses and property related damage, net of insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14 and production activity was substantially back to full production at the end of the third quarter.  As a result, sales in 2006 were reduced by approximately $25,000.

Item 2.                                             MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006

Net sales were $688.8 and $1,339.9 in the second quarter and first six months of 2007 compared to $606.6 and $1,175.6 for the same periods in 2006, an increase of 14% in U.S. dollars for both periods and 11% and 12% in local currencies, respectively. Sales of interconnect products and assemblies (approximately 90% of sales) increased 14% in U.S. dollars and 12% in local currencies in the second quarter of 2007 compared to 2006 ($618.3 in 2007 versus $541.1 in 2006) and 15% in U.S. dollars and 12% in local currencies in the first six months of 2007 compared to the same period in 2006 ($1,203.5 in 2007 versus $1,050.2 in 2006). Sales increased in most of the Company’s major end markets including the military/aerospace, automotive, data-communications and industrial markets. Sales in the military/aerospace market were adversely impacted by approximately $10.0 in the second quarter 2006 due to business interruption related to the flood at the Company’s Sidney, New York facility further described below.  Sales increases occurred in all major geographic regions and resulted from the continuing development of new application specific solutions and value added products and increased worldwide presence with the leading companies in target markets. Sales of cable products (approximately 10% of sales) increased 8% and 9% in both U.S. dollars and local currencies in the second quarter and first six months of 2007, respectively, compared to the same period in 2006 ($70.6 and $136.4 in 2007 versus $65.5 and $125.4 in 2006).  This increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion as well as the impact of price increases.

Geographically, sales in the United States in the second quarter and first six months of 2007 increased approximately 11% and 13% compared to the same periods in 2006 ($291.3 and $580.5 in 2007 versus $262.0 and $515.7 in 2006).  International sales for the second quarter and first six months of 2007 increased approximately 15% in both periods in U.S. dollars ($397.5 and $759.4 in 2007 versus $344.6 and $659.9 in 2006) and increased approximately 12% and 11% in local currency compared to the same period in 2006.  Currency translation had the effect of increasing sales in the second quarter and first six months of 2007 by approximately $13.0 and $27.5 when compared to exchange rates for the same period in 2006.

The gross profit margin as a percentage of net sales was approximately 32.8% and 32.6% for the second quarter and first six months of 2007 compared to 31.8% and 31.7% for the same periods in 2006.  The operating margins for the cable products segment increased by approximately 0.8% and 1.1% in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006. The increase in margin for cable products is due primarily to the impact of a higher mix of specialty products, increased production levels in low cost facilities and price increases partially offset by higher material costs.  The operating margins in the interconnect segment increased approximately 1.6% for the second quarter and 1.7% for the first six months of 2007 when compared to the same period in 2006 primarily as a result of the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control.

Selling, general and administrative expenses increased to $92.2 and $180.2, respectively, or 13.4% of net sales in the second quarter and first six months of 2007 compared to $84.7 and $166.1, respectively, or 14% and 14.1% of net sales for the same periods in 2006. The increase in expense in the second quarter and first six months of 2007 is attributable to increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development, as well as increased stock-based compensation expense.

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the second quarter of 2006.  The Company recorded charges totaling $20.7 of which $15.0 and $5.7 or $.05 and $.02 per share were incurred in the second and third quarters of 2006, respectively, for recovery and clean up expenses and property related damage, net of insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14 and production activity was substantially back to full production at the end of the third quarter.  As a result, sales in 2006 were reduced by approximately $25.0.

Other expenses, net, for the second quarter of 2007 and 2006 was $3.6 and $3.4, respectively, and was comprised primarily of minority interests ($2.3 in 2007 and $1.7 in 2006), program fees on the sale of accounts receivable ($1.3 in both 2007 and 2006), and agency and commitment fees on the Company’s senior credit facility ($0.4 in 2007 and $0.5 in 2006) offset by interest income ($0.5 in 2007 and $0.3 in 2006).

Other expenses, net , for the first six months of 2007 and 2006 was $6.8 and $6.1, respectively, and was comprised primarily of minority interests ($3.9 in 2007 and $2.8 in 2006), program fees on the sale of accounts receivable ($2.6 in 2007 and $2.5 in 2006), and agency and commitment fees on the Company’s senior credit facility ($0.8 in 2007 and $1.1 in 2006) offset by interest income ($0.7 in 2007 and $0.4 in 2006).

Interest expense for the second quarter and first six months of 2007 was $9.0 and $18.0, respectively, compared to $10.0 and $20.2, respectively, for the same period in 2006.  The decrease for the second quarter of 2007 compared to the 2006 period is attributable to lower average debt levels.

The provision for income taxes for the second quarter and the first six months of 2007 was at an effective rate of 30.5%  and 30.1%, respectively, compared with an effective rate of 33% for the same periods in 2006. The second quarter and first six months of 2007 effective tax rates were primarily lowered by an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans.

Liquidity and Capital Resources

Cash provided by operating activities was $145.7 in the first six months of 2007 compared to $143.0 in the same 2006 period.  The increase in cash flow related primarily to an increase in net income as well as an increase, in the 2007 period, in non-cash expenses including depreciation and amortization and stock-based compensation expense partially offset by a net increase in the non-cash components of working capital. The non-cash components of working capital increased $72.6 in the first six months of 2007 due primarily to increases of $39.0 and $10.8 in accounts receivable and other current assets, respectively, an increase in inventory of $5.8 and decreases in accounts payable of $4.8 and accrued liabilities of $12.1. The non-cash components of working capital increased $37.2 in the first six months of 2006 due primarily to increases of $22.0 and $42.5 in accounts receivable and inventory, respectively, due to higher levels of sales and an increase in other current assets of $10.3, partially offset by an increase in accounts payable and accrued expenses of $30.1 and $7.6, respectively, due to increased activity.

Accounts receivable increased $44.0, due primarily to increased sales volume and to a lesser extent from the translation impact resulting from a relatively weaker U.S. dollar at June 30, 2007 compared to December 31, 2006.  Days sales outstanding, computed before sales of receivables, increased from 66 days to 67 days. Inventory increased $9.4 to $425.9 primarily due to the impact of higher sales volume and the translation impact resulting from a relatively weaker U.S. dollar at June 30, 2007 as compared to December 31, 2006.  Inventory days decreased from 86 at December 31, 2006 to 83 at June 30, 2007.    Prepaid expenses and other current assets increased $17.0 primarily resulting from an increase in certain foreign tax receivables, the purchase of short term securities and higher prepaid insurance balances.  Land and depreciable assets, net, increased $17.5 to $291.6 reflecting capital expenditures of $51.4 and the translation impact resulting from a relatively weaker U.S. dollar at June 30, 2007 as compared to December 31, 2006 partially offset by depreciation expense of $36.9. Goodwill increased $20.1 to $946.3, primarily as a result of adjustments relative to prior year acquisitions including performance based additional cash purchase consideration. Other assets decreased $7.0 to $50.5 primarily due to a reduction in long term deferred tax assets in addition to amortization of intangible assets.  Accrued expenses decreased $57.2 to $152.4 primarily due to the reclassification of the long-term portion of the liability for unrecognized tax benefits in accordance with FIN 48 to long-term liabilities (See Note 14) of $28.8, payment of accrued expenses for performance based additional cash purchase consideration associated with certain acquisitions and a reduction in deferred revenue related to certain inventory hubbing arrangements offset by increased activity.  Other long-term liabilities increased $27.4 to $56.7 due primarily to the reclassification of the long-term portion of the liability for unrecognized tax benefits in accordance with FIN 48 from other accrued expenses as discussed above.

For the first six months of 2007, cash from operating activities of $145.7, net borrowings from the revolving credit facility of $5.5, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $35.4 and proceeds from the disposal of fixed assets of $0.5 were used to fund capital expenditures of $51.4, acquisition related payments of $37.6, purchases of treasury stock of $51.9, dividend payments of $5.4, purchases of short-term investments of $4.2 and an increase in cash on hand of $36.5.  For the first six months of 2006, cash from operating activities of $143.0, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $12.9 and proceeds from the disposal of fixed assets of $1.8 were used to fund capital expenditures of $33.9, acquisitions of $14.8, dividend payments of $5.4, a net debt reduction of $76.2, purchases of treasury stock of $20.2 and an increase of cash on hand of $7.3.

The Company has a five-year $1,000.0 unsecured revolving credit facility (the “Revolving Credit Facility”) that expires in August 2011, of which approximately $676.1 was drawn at June 30, 2007. On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs, increase the general indebtedness basket by $250.0 through an accordion feature and extend the term from July 2010 to August 2011.

At June 30, 2007, availability under the Revolving Credit Facility was $310.1, after a reduction of $13.8 for outstanding letters of credit.  The Company’s interest rate on borrowings under the Revolving Credit Facility was LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (debt divided by EBITDA) lower than 3.25X; at June 30, 2007, such ratios as defined in the Revolving Credit Facility were 13.62X and 1.32X, respectively.  The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50.0 for capital leases, $450.0 for general indebtedness, $200.0 for acquisition indebtedness (of which approximately $4.6, $1.5 and $nil were outstanding at June 30, 2007, respectively), (ii) restricted payments including dividends on the Company’s Class A Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250.0, or approximately $510.0 at June 30, 2007, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400.0, or approximately $688.7 at June 30, 2007, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets. At June 30, 2007, the Company was in compliance with these covenants, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Ba1.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0, $250.0 and $250.0 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair value indicated that termination of the agreements at June 30, 2007 would have resulted in a pre-tax gain of $4.5; such gain, net of tax of $1.7 was recorded in other comprehensive income.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its then existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remain substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. At June 30, 2007, approximately $85.0 of receivables were sold under the New Agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its Class A Common Stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and the sale of receivables under the New Agreement.  The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its Class A Common Stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as March 16, 2007, and these additional shares were distributed on March 30, 2007. The share information herein has been restated to reflect the effect of such stock split.

On October 20, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 10.0 million shares (on a post-split basis) of its Class A Common Stock during the period ended September 30, 2006 which was extended to December 31, 2008 by an amendment on July 27, 2006. In September 2006, the Company retired 4.5 million shares of its Class A Common Stock purchased for $87.8 million under the Program by reducing retained earnings by this amount. In March 2007, the Company retired an additional 1.6 million shares of its Class A Common Stock purchased for $53.2 million under the Program by reducing retained earnings by this amount. At June 30, 2007, approximately 2.7 million shares of Class A Common Stock remained available for repurchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its Class A Common Stock of $.015 per share.  The Company paid a quarterly dividend in the amount of $2.7 or $.015 per share on July 5, 2007 to shareholders of record as of June 13, 2007, which was included in the Other Accrued Expenses at June 30, 2007. Total dividends paid to date in 2007, including the July 5, 2007 payment, were $8.1. ‘

In August 2006, the President signed into law the Pension Protection Act of 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008.The Pension

Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning after 2007 and the Company is in the process of determining the impact of this legislation.

The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, repurchase of its Class A Common Stock and to repay outstanding indebtedness.  Management believes that the Company’s working capital position, ability to generate strong cash flow from operations, availability under its Revolving Credit Facility and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2006 Annual Report on Form 10-K.  Relative to interest rate risk, in 2005, the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  At June

30, 2007, the Company’s average LIBOR rate was 4.63%.  A 10% change in the LIBOR interest rate at June 30, 2007 would have the effect of increasing or decreasing interest expense by approximately $0.1.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2007, although there can be no assurances that interest rates will not significantly change.

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

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

None

Item 1A.         Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On October 20, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 10.0 million shares (on a post-split basis) of its Class A Common Stock during the period ended September 30, 2006 which was extended to December 31, 2008 by an amendment on July 27, 2006. In September 2006, the Company retired 4.5 million shares of its Class A Common Stock purchased for $87.8 million under the Program by reducing retained earnings by this amount. In March 2007, the Company retired an additional 1.6 million shares of its Class A Common Stock purchased for $53.2 million under the Program by reducing retained earnings by this amount. At June 30, 2007, approximately 2.7 million shares of Class A Common Stock remained available for repurchase under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	© Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2007	437,600	$31.96	6,184,800	3,815,200
February 1, to February 28, 2007	—	—	—	—
March 1, to March 31, 2007	—	—	—	—
April 1, to April 30, 2007	218,500	35.40	6,403,300	3,596,700
May 1, to May 31, 2007	857,900	35.24	7,261,200	2,738,800
June 1, to June 30, 2007	—	—	—	—
Total	1,514,000	$34.31	7,261,200	2,738,800

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on Wednesday, May 23, 2007.  The following matters were submitted to and approved by the stockholders at the annual meeting:

(i)                                     The election of three directors, Stanley L. Clark, Andrew E. Lietz and Martin H. Loeffler for three-year terms expiring in the year 2010. For Stanley L. Clark, the votes were cast as follows: For-149,703,911, Withheld-1,453,060.  For Andrew E. Lietz, the votes were cast as follows: For-149,539,473, Withheld-1,617,498.  For Martin H. Loeffler, the votes were cast as follows: For-147,845,139, Withheld-3,311,832.

(ii)                                  Ratification of Deloitte & Touche LLP as independent registered public accountants of the Company.  The votes were cast as follows: For-148,177,588, Against-2,885,645, Abstentions-93,738.

(iii)                               Approval of an increase in number of authorized shares.  The votes were cast as follows: For-134,561,957, Against-16,516,398, Abstentions-78,616.

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

10.14	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.15	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.16	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.17	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.18	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.19	Third Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 2006 10-Q).*

10.20	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries.**
10.21	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K).*
10.22	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K).*
10.23	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K).*
10.24	Form of 2000 Management Stockholders’ Agreement as of May 24, 2006 (filed as Exhibit 10.24 to the June 30, 2006 10-Q).*
10.25	Form of 2000 Management Stockholder’s Agreement as of May 24, 2007. **
10.26	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K).*
10.27	Form of 2000 Non-Qualified Stock Option Agreement as of May 24, 2006 (filed as Exhibit 10.26 to the June 30, 2006 10-Q).*
10.28	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007. **
10.29	Form of 2000 Sale Participation Agreement(filed as Exhibit 10.55 to the December 31, 2004 10-K).*
10.30	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.31	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.32	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.33	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K)*
10.34	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.35	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.36	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.37	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.38	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.39	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.40	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.41	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.42	Amphenol Corporation Direct’rs’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.43	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.44	2005 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.56 to the March 31, 2005 10-Q).*
10.45	2006 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.46	2007 Amphenol Corporation Management Incentive Plan.**
10.47

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.48

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the March 31, 2007 10Q).*

10.49

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.50

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.51	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.52	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
10.53	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the March 31, 2006 10Q).*
10.54	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the March 31, 2006 10Q).*
10.55	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.56	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.57	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the March 31, 2007 10Q).*
10.58	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the March 31, 2007 10Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*     Incorporated herein by reference as stated.

**   Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ DIANA G. REARDON
Diana G. Reardon Authorized Signatory and Principal Financial Officer

Date:  August 3, 2007