Form 10-Q
period 2007-09-30
AMPHENOL CORP /DE/
filed 2007-11-02
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, the total number of shares outstanding of Class A Common Stock was 178,270,189.

Amphenol Corporation

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$164,587	$74,135
Accounts receivable, less allowance for doubtful accounts of $13,383 and $14,677, respectively	473,070	383,858
Inventories, net	447,116	416,499
Prepaid expenses and other assets	80,580	60,113
Total current assets	1,165,353	934,605

Land and depreciable assets, less accumulated depreciation of $464,437 and $404,401, respectively	304,392	274,143
Deferred debt issuance costs	2,407	2,947
Goodwill	972,524	926,242
Other assets	45,516	57,460
	$2,490,192	$2,195,397

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$273,559	$234,868
Accrued income taxes	40,296	63,046
Other accrued expenses	133,078	146,504
Current portion of long-term debt	1,462	3,241
Total current liabilities	448,395	447,659

Long-term debt	715,492	677,173
Accrued pension and post employment benefit obligations	132,581	138,312
Other liabilities	58,733	29,259
Shareholders’ Equity:
Common stock	180	179
Additional paid-in deficit	(62,646)	(119,421)
Accumulated earnings	1,334,327	1,142,536
Accumulated other comprehensive loss	(63,773)	(81,084)
Treasury stock, at cost	(73,097)	(39,216)
Total shareholders’ equity	1,134,991	902,994
	$2,490,192	$2,195,397

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net sales	$733,851	$636,418	$2,073,771	$1,812,007
Cost of sales	494,709	434,684	1,398,437	1,237,758
Gross profit	239,142	201,734	675,334	574,249

Selling, general and administrative expense	95,792	87,430	275,974	253,544
Casualty loss related to flood	—	5,747	—	20,747
Operating income	143,350	108,557	399,360	299,958

Interest expense	(9,371)	(9,308)	(27,392)	(29,494)
Other expenses, net.	(4,678)	(3,590)	(11,466)	(9,708)
Income before income taxes	129,301	95,659	360,502	260,756

Provision for income taxes	(37,800)	(28,960)	(107,301)	(83,442)
Net income	$91,501	$66,699	$253,201	$177,314

Net income per common share—Basic.	$.51	$.37	$1.42	$.99

Average common shares outstanding—Basic	178,405,425	178,844,558	178,388,446	178,942,464

Net income per common share—Diluted	$.50	$.36	$1.39	$.97

Average common shares outstanding—Diluted	182,210,197	183,339,568	182,467,606	183,294,688

Dividends declared per common share	$.015	$.015	$.015	$.015

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2007	2006
Net income	$253,201	$177,314
Adjustments for cash from operations:
Depreciation and amortization	60,393	54,729
Amortization of deferred debt issuance costs	540	396
Stock-based compensation expense	9,265	6,880
Non-cash impact related to flood	—	6,045
Loss on disposal of fixed assets	165	472
Net change in non-cash components of working capital	(65,231)	(38,320)
Other long term assets and liabilities	(3,457)	6,473
Cash flow provided by operations	254,876	213,989

Cash flow from investing activities:
Capital additions	(76,682)	(57,523)
Proceeds from disposal of fixed assets	879	4,326
Purchase of short-term investments	(4,634)	—
Investments in acquisitions	(69,362)	(18,803)
Cash flow used in investing activities	(149,799)	(72,000)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	36,157	(94,162)
Purchase of treasury stock	(87,080)	(33,442)
Payments of fees and expenses related to refinancing..	—	(882)
Proceeds from exercise of stock options	25,461	13,239
Excess tax benefits from stock-based payment arrangements	18,873	5,397
Dividend payments	(8,036)	(8,045)
Cash flow used in financing activities	(14,625)	(117,895)

Net change in cash and cash equivalents	90,452	24,094
Cash and cash equivalents balance, beginning of period	74,135	38,669

Cash and cash equivalents balance, end of period	$164,587	$62,763

Cash paid during the year for:
Interest	$26,791	$29,906
Income taxes paid, net of refunds	74,306	64,820

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1—Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, the related condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flow for the nine months ended September 30, 2007 and 2006 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  The interim financial statements included herein are unaudited.  All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K (the “10-K”).

Note 2—Reclassifications

As of December 31, 2006, the Company changed the presentation of the Consolidated Statements of Income to remove the separate caption for Depreciation and Amortization and to include depreciation and amortization expense in Cost of Sales and Selling, General and Administrative expense allowing for Gross Profit to be presented. These changes also have been reflected in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 and within the related footnote disclosures.

Note 3—Inventories

Inventories consist of:

	September 30, 2007	December 31, 2006

Raw materials and supplies	$112,527	$94,830
Work in process	222,854	214,190
Finished goods	111,735	107,479
	$447,116	$416,499

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

The segment results for the three months ended September 30, 2007 and 2006 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2007	2006	2007	2006	2007	2006
Net sales
-external	$659,343	$566,522	$74,508	$69,896	$733,851	$636,418
-inter-segment	935	900	3,582	4,166	4,517	5,066
Segment operating income	144,453	115,734	9,471	8,652	153,924	124,386

The segment results for the nine months ended September 30, 2007 and 2006 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2007	2006	2007	2006	2007	2006
Net sales
-external	$1,862,858	$1,616,710	$210,913	$195,297	$2,073,771	$1,812,007
-inter-segment	3,122	2,842	10,845	12,293	13,967	15,135
Segment operating income	403,546	324,163	26,324	22,736	429,870	346,899

Reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Segment operating income	$153,924	$124,386	$429,870	$346,899
Interest expense	(9,371)	(9,308)	(27,392)	(29,494)
Other expenses, net	(11,979)	(10,779)	(32,711)	(29,022)
Stock-based compensation expense.	(3,273)	(2,893)	(9,265)	(6,880)
Casualty loss related to flood	—	(5,747)	—	(20,747)
Income before income taxes	$129,301	$95,659	$360,502	$260,756

Note 5—Comprehensive Income

            Total comprehensive income for the three and nine months ended September 30, 2007 and 2006 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net Income	$91,501	$66,699	$253,201	$177,314
Translation adjustments	10,826	(1,490)	19,725	(9,479)
Revaluation of interest rate derivatives	(2,127)	(3,862)	(2,414)	(2,174)
Total comprehensive income	$100,200	$61,347	$270,512	$165,661

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

The Company is currently involved in the environmental remediation of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with and into Honeywell International Inc. (“Honeywell”) in December 1999). Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites.  Amphenol Corporation and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.  Substantially all of the environmental remediation matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement.

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

Note 8—Stock-Based Compensation

The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan, which was amended in May 2006 to increase the number of shares of Class A Common Stock reserved for issuance from 16 million to 24 million shares as well as to increase the number of options that may be granted to any one participant from not more than 4 million to not more than 6 million options (in each case on a post-split basis). The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At September 30, 2007, the maximum number of shares of Class A Common Stock available for the granting of stock options under the Option Plans was 5,517,680. Options granted under the Option Plans vest ratably over a period of five years and must be exercised within ten years of the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements.  In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors.  At September 30, 2007, the maximum number of shares of Class A Common Stock available for the granting of stock options under the Directors Plan was 320,000.   Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The Company recognizes compensation expense over the service period that stock option awards are expected to vest using a graded method on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.  The Company’s income before income taxes and net income was reduced by $3,273 and $2,316, respectively, for the three months ended September 30, 2007, or $.01 per share, and $9,265 and $6,507, respectively, for the nine months ended September 30, 2007, or $.04 per share.  The expense incurred for stock-based compensation plans is classified in Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Income.

A summary of the Company’s outstanding options and option activity under the Option Plans and the Directors Plan (the “Plans”) as of September 30, 2007 and changes during the nine months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Option Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	12,915,426	$15.11	6.34	$205,801
Options exercised	(282,532)	10.53
Options cancelled	(16,400)	19.42

Options outstanding at March 31, 2007	12,616,494	15.26	6.13	$214,776

Options granted	2,229,000	34.55
Options exercised	(1,763,744)	9.45
Options cancelled	(77,040)	20.71

Options outstanding at June 30, 2007	13,004,710	19.32	6.89	$212,323

Options exercised	(483,314)	12.02
Options cancelled	(257,380)	25.79

Options outstanding at September 30, 2007	12,264,016	16.81	6.72	$248,773
Exercisable at September 30, 2007	6,292,965	$11.90	5.14	$165,415

A summary of the status of the Company’s non-vested options as of September 30, 2007 and changes during the nine months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at December 31, 2006	6,113,430	$6.31
Options vested	(2,666)	4.19
Options cancelled	(16,400)	5.85

Non-vested options at March 31, 2007	6,094,364	$6.30
Options granted	2,229,000	10.96
Options vested	(2,009,226)	5.46
Options cancelled	(77,040)	6.84

Non-vested options at June 30, 2007	6,237,098	$8.24

Options vested	(8,667)	5.80
Options cancelled	(257,380)	8.36

Non-vested options at September 30, 2007	5,971,051	$8.23

During the three and nine months ended September 30, 2007 and 2006, the following activity occurred under the Plans:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total intrinsic value of stock options exercised	$12,125	$7,598	$64,725	$22,207
Total fair value of stock awards vested	50	88	11,034	8,934

At September 30, 2007, the total compensation cost related to non-vested options not yet recognized was approximately $39,513, with a weighted average expected amortization period of 3.78 years.

Note 9—Shareholders’ Equity

            On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as of March 16, 2007, and these additional shares were distributed on March 30, 2007. The share and per share information herein has been restated to reflect the effect of such stock split.

            On October 20, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 10.0 million shares (on a post-split basis) of its Class A Common Stock during the period ended September 30, 2006 which was extended to December 31, 2008 by an amendment on July 27, 2006. In September 2006, the Company retired 4.5 million shares of its Class A Common Stock purchased for $87,800 under the Program by reducing accumulated earnings by this amount. In March 2007, the Company retired an additional 1.6 million shares of its Class A Common Stock purchased for $53,200 under the Program by reducing accumulated earnings by this amount. At September 30, 2007, approximately 1.7 million shares of Class A Common Stock remained available for repurchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its Class A Common Stock of $.015 per share.  The Company paid a quarterly dividend in the amount of $2,704 or $.015 per share on October 3, 2007 to shareholders of record as of September 12, 2007 which was included in Other Accrued Expenses at September 30, 2007. Total dividends paid to date in 2007, including the October 3, 2007 payment, were $10,780.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business, repurchase shares of its Class A Common Stock and to repay outstanding indebtedness.

Note 10—Benefit Plans and Other Postretirement Benefits

            The Company and its domestic subsidiaries have a defined benefit pension plan which, subject to the curtailment described below, covers its U.S. employees (the “U.S. Pension Plan”).  Plan benefits are generally based on years of service and compensation and are currently noncontributory.  Certain foreign subsidiaries have defined benefit plans covering their employees.  Certain U.S. employees not covered by the defined benefit plan are covered by defined contribution plans.  The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs.  The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three and nine months ended September 30, 2007 and 2006:

	Pension Benefits		Other Benefits
	Three months ended September 30,
	2007	2006	2007	2006
Service cost	$2,248	$2,620	$44	$34
Interest cost	5,414	4,798	208	189
Expected return on plan assets	(6,216)	(5,682)	—	—
Amortization of transition obligation	(27)	(24)	16	15
Amortization of prior service cost	392	396	—	—
Amortization of net actuarial losses	2,338	2,229	270	218
Net benefits cost	$4,149	$4,337	$538	$456

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$6,644	$7,618	$132	$100
Interest cost	16,125	14,190	624	557
Expected return on plan assets	(18,563)	(16,388)	—	—
Amortization of transition obligation	(76)	(72)	48	47
Amortization of prior service cost	1,176	1,188	—	—
Amortization of net actuarial losses	6,983	6,648	810	852
Net benefits cost	$12,289	$13,184	$1,614	$1,556

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

            In September 2007, the Company made a voluntary cash contribution to the U.S. Pension Plan of $20,000.  Future cash contributions will depend on a number of factors including performance of plan assets.  In August 2006, the President signed into law the Pension Protection Act of 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning after 2007 and the Company does not believe it will have a material impact on its consolidated results.

            The Company offers various defined contribution plans for U.S. and non-U.S. employees. Participation in these plans is based on certain eligibility requirements.  Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Pension Plan benefits for salaried employees described above, the Company began matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the three and nine months ended September 30, 2007, the total matching contributions to these plans was approximately $397 and $1,279, respectively.

Note 11—Goodwill and Other Intangible Assets

As of September 30, 2007, the Company has goodwill totaling $972,524 of which $898,975 is related to the interconnect products and assemblies segment with the remainder related to the cable products segment.  For the nine months ended September 30, 2007, goodwill increased by $46,282, primarily as a result of an acquisition with an aggregate acquisition price of approximately $38,300 less the fair value of assets acquired of approximately $13,500, plus the recording of liabilities for performance-based additional cash consideration. The increase in goodwill was related to the interconnect products and assemblies segment. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to 2006 and 2007 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets, other than goodwill, that are not subject to amortization.  As of September 30, 2007, the Company has acquired amortizable intangible assets with a total gross carrying amount of $53,269, of which $30,700, $9,500 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The accumulated amortization related to these intangibles as of September 30, 2007 totaled $13,321, of which $3,714, $3,483 and $1,406 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  Intangible assets are included in Other assets in the accompanying balance sheets.  The aggregate amortization expense for the three and nine months ended September 30, 2007 was approximately $1,377 and $4,126, respectively, and amortization expense estimated for the next four fiscal years, including 2007, is approximately $5,100.  The estimated amortization expense for both 2011 and 2012 is $3,000.

Note 12—Long-Term Debt

The Company has a five-year $1,000,000 unsecured revolving credit facility (the “Revolving Credit Facility”) that expires in August 2011, of which $706,000 was drawn at September 30, 2007. On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs, increase the general indebtedness basket by $250,000 through an accordion feature and to extend the term from July 2010 to August 2011.

At September 30, 2007, availability under the Revolving Credit Facility was $280,237, after a reduction of $13,763 for outstanding letters of credit.  At September 30, 2007, the Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio. At September 30, 2007, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value indicated that termination of the agreements at September 30, 2007 would have resulted in a pre-tax gain of $1,015; such gain, net of tax of $389 was recorded in other comprehensive income.

In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.40%, 4.73% and 4.65% which are effective in December 2007, July 2008 and December 2008 and expire in December 2009, July 2010 and December 2009, respectively.

Note 13—Off-Balance Sheet Arrangement—Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its then existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remain substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. At September 30, 2007, approximately $85,000 of receivables were sold under New Agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

Note 14—Income Taxes

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of the liability accrued for unrecognized tax benefits as of the adoption date was approximately $30,000. As a result of the implementation, the Company recognized an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of approximately $200. In addition, the majority of the liability for unrecognized tax benefits was reclassified from accrued income taxes to other long term liabilities on the accompanying Condensed Consolidated Balance Sheets. At September 30, 2007, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $32,900.

The provision for income taxes for the third quarter and first nine months of 2007 was at an effective rate of 29.2% and 29.8%, respectively. The provision for income taxes for the third quarter and for the first nine months of 2006 was at an effective rate of 30.3% and 32.0%, respectively. The third quarter and first nine months of 2007 effective tax rates were primarily lowered by an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans.

Note 15—Casualty Loss Related to Flood

            The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the second quarter of 2006.  The Company recorded charges totaling $20,747 for the first nine months of 2006, of which $15,000 and $5,747, or $.05 and $.02 per share, were incurred in the second and third quarters of 2006, respectively, for recovery and clean up expenses and property related damage, net of insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14 and production activity was substantially back to full production at the end of the third quarter.  As a result, sales for the nine months ended September 30, 2006 were reduced by approximately $25,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter and nine months ended September 30, 2007 compared to the quarter and nine months ended September 30, 2006

Net sales were $733.9 and $2,073.8 in the third quarter and first nine months of 2007 compared to $636.4 and $1,812.0 for the same periods in 2006, an increase of 15% and 14% in U.S. dollars and 13% and 12% in local currencies, respectively. Sales of interconnect products and assemblies (approximately 90% of sales) increased 16% in U.S. dollars and 14% in local currencies in the third quarter of 2007 compared to 2006 ($659.4 in 2007 versus $566.5 in 2006) and 15% in U.S. dollars and 13% in local currencies in the first nine months of 2007 compared to the same period in 2006 ($1,862.9 in 2007 versus $1,616.7 in 2006). Sales for the nine month period increased in all of the Company’s major end markets including the military/aerospace, mobile communications, automotive, data-communications and industrial markets. In the third quarter, sales increased in most of the Company’s end markets and were particularly strong in the military /aerospace, mobile device and automotive markets. Sales in the military/aerospace market were adversely impacted by approximately $15.0 in the third quarter 2006 due to business interruption related to the flood at the Company’s Sidney, New York facility further described below.  Sales increases occurred in all major geographic regions and resulted from the continuing development of new application specific solutions and value added products and increased worldwide presence with the leading companies in target markets.  Sales of cable products (approximately 10% of sales) increased 7% in both U.S. dollars and local currencies in the third quarter, compared to the same period in 2006 ($74.5 in 2007 versus $69.9 in 2006) and 8% in both U.S. dollars and local currencies in the first nine months of 2007 compared to the same period in 2006 ($210.9 in 2007 versus $195.3 in 2006).  This increase is primarily attributable to increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by both domestic and international cable operators for network upgrades and expansion; as well as the impact of price increases for the nine month period.

Geographically, sales in the United States in the third quarter and first nine months of 2007 increased approximately 6% and 10% compared to the same periods in 2006 ($285.2 and $865.8 in 2007 versus $268.1 and $783.8 in 2006).  International sales for the third quarter and first nine months of 2007 increased approximately 22% and 18%, respectively, in U.S. dollars ($448.7 and $1,208.0 in 2007 versus $368.3 and $1,028.2 in 2006) and increased approximately 18% and 14% in local currency compared to the same period in 2006.  Currency translation had the effect of increasing sales in the third quarter and first nine months of 2007 by approximately $16.3 and $43.8 when compared to exchange rates for the same period in 2006.

    The gross profit margin as a percentage of net sales was approximately 32.6% for both the third quarter and first nine months of 2007 compared to 31.7% for both periods in 2006.  The operating margins for the cable products segment increased by approximately 0.3% and 0.9% in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006. The increase in margin for cable products is due primarily to the impact of a higher mix of specialty products, increased production levels in low cost facilities and in the nine month period, price increases partially offset by higher material costs.  The operating margins in the interconnect products and assemblies segment increased approximately 1.5% for the third quarter and 1.6% for the first nine months of 2007 when compared to the same period in 2006 primarily as a result of the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control.

            Selling, general and administrative expenses increased to $95.8 and $276.0, respectively, or 13.1% and 13.3% of net sales in the third quarter and first nine months of 2007 compared to $87.4 and $253.5, respectively, or 13.7% and 14.0% of net sales for the same periods in 2006. The increase in expense in the third quarter and first nine months of 2007 is attributable to increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development, as well as increased stock-based compensation expense.

            The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the second quarter of 2006.  The Company recorded charges totaling $20.7 for the first nine months of 2006, of which $15.0 and $5.7 or $.05 and $.02 per share were incurred in the second and third quarters of 2006, respectively, for recovery and clean up expenses and property related damage, net of insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14 and production activity was substantially back to full production at the end of the third quarter.  As a result, sales for the nine months ended September 30, 2006 were reduced by approximately $25.0.

            Other expenses, net, for the third quarter of 2007 and 2006 was $4.7 and $3.6, respectively, and was comprised primarily of minority interests ($3.7 in 2007 and $1.9 in 2006), program fees on the sale of accounts receivable ($1.3 in both 2007 and 2006), and agency and commitment fees on the Company’s senior credit facility ($0.5 in both 2007 and 2006) offset by interest income ($0.8 in 2007 and $0.1 in 2006).

            Other expenses, net, for the first nine months of 2007 and 2006 was $11.5 and $9.7, respectively, and was comprised primarily of minority interests ($7.6 in 2007 and $4.6 in 2006), program fees on the sale of accounts receivable ($3.9 in 2007 and $3.8 in 2006), and agency and commitment fees on the Company’s senior credit facility ($1.3 in 2007 and $1.6 in 2006) offset by interest income ($1.6 in 2007 and $0.5 in 2006).

Interest expense for the third quarter and first nine months of 2007 was $9.4 and $27.4, respectively, compared to $9.3 and $29.5, respectively, for the same periods in 2006.  Average debt levels for the third quarter of 2007 and 2006 were comparable and the majority of the Company’s interest rates are hedged resulting in similar levels of interest expense for the quarters.

The provision for income taxes for the third quarter and first nine months of 2007 was at an effective rate of 29.2% and 29.8%, respectively. The provision for income taxes for the third quarter and for the first nine months of 2006 was at an effective rate of 30.3% and 32.0%, respectively. The third quarter and first nine months of 2007 effective tax rates were primarily lowered by an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans.

Liquidity and Capital Resources

Cash provided by operating activities was $254.9 in the first nine months of 2007 compared to $214.0 in the same 2006 period.  The increase in cash flow related primarily to an increase in net income as well as an increase, in the 2007 period, in non-cash expenses including depreciation and amortization and stock-based compensation expense partially offset by a net increase in the change in non-cash components of working capital. The non-cash components of working capital increased $65.2 in the first nine months of 2007 due primarily to increases of $67.2 and $11.9 in accounts receivable and other current assets, respectively, and an increase in inventory of $18.2 offset by increases in accounts payable of $29.1 and accrued liabilities of $3.0. The non-cash components of working capital increased $38.3 in the first nine months of 2006 due primarily to increases of $54.1 and $56.0, respectively, in accounts receivable and inventory due to higher levels of sales and an increase in other current assets of $9.4, partially offset by an increase in accounts payable and accrued liabilities of $58.7 and $22.5, respectively, due to increased activity.

Accounts receivable increased $89.2, due primarily to increased sales volume and to a lesser extent from the translation impact resulting from a relatively weaker U.S. dollar at September 30, 2007 compared to

December 31, 2006.  Days sales outstanding, computed before sales of receivables, increased from 66 days to 68 days. Inventory increased $30.6 to $447.1 primarily due to the impact of higher sales volume and the translation impact resulting from a relatively weaker U.S. dollar at September 30, 2007 as compared to December 31, 2006.  Inventory days decreased from 86 at December 31, 2006 to 83 at September 30, 2007.    Prepaid expenses and other current assets increased $20.5 primarily resulting from an increase in certain foreign tax receivables, the purchase of short term securities and higher prepaid insurance balances.  Land and depreciable assets, net, increased $30.3 to $304.4 reflecting capital expenditures of $76.7 and the translation impact resulting from a relatively weaker U.S. dollar at September 30, 2007 as compared to December 31, 2006 partially offset by depreciation expense of $56.3. Goodwill increased $46.3 to $972.5, primarily as a result of an acquisition in the third quarter of 2007 as well as adjustments relative to prior year acquisitions including performance based additional cash purchase consideration. Other assets decreased $11.9 to $45.5 primarily due to a reduction in long term deferred tax assets in addition to amortization of intangible assets. Accounts payable increased $38.7 to $273.6 as a result of higher operating levels.  Accrued expenses decreased $36.2 to $173.4 primarily due to the reclassification of the long-term portion of the liability for unrecognized tax benefits in accordance with FIN 48 to long-term liabilities of $28.8, payment of accrued expenses for performance based additional cash purchase consideration associated with certain acquisitions and a reduction in deferred revenue related to certain inventory hubbing arrangements offset by increased activity.  Accrued pension and post employment benefit obligations decreased $5.7 resulting from a $20.0 contribution made to the Company’s pension plan in September 2007 offset by an increase in the pension and post employment benefit liabilities related to the 2007 expense provisions and the translation impact due to the relatively weaker U.S. dollar at September 30, 2007 compared to December 31, 2006. Other long-term liabilities increased $29.3 to $58.7 due primarily to the reclassification of the long-term portion of the liability for unrecognized tax benefits in accordance with FIN 48 from other accrued expenses as discussed above.

For the first nine months of 2007, cash from operating activities of $254.9, net borrowings from the revolving credit facility of $36.2, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $44.3 and proceeds from the disposal of fixed assets of $0.9 were used to fund capital expenditures of $76.7, acquisition related payments of $69.4, purchases of treasury stock of $87.1, dividend payments of $8.0, purchases of short-term investments of $4.6 and an increase in cash on hand of $90.5.  For the first nine months of 2006, cash from operating activities of $214.0, proceeds from disposal of fixed assets of $4.3 and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $18.6 were used to fund capital expenditures of $57.5, acquisitions of $18.8, dividend payments of $8.0, a net debt reduction of $94.2, purchases of treasury stock of $33.4, payment of fees and expenses related to refinancing of $0.9 and an increase in cash on hand of $24.1.

The Company has a five-year $1,000.0 unsecured revolving credit facility (the “Revolving Credit Facility”) that expires in August 2011, of which $706.0 was drawn at September 30, 2007. On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs, increase the general indebtedness basket by $250.0 through an accordion feature and extend the term from July 2010 to August 2011.

At September 30, 2007, availability under the Revolving Credit Facility was $280.2, after a reduction of $13.8 for outstanding letters of credit.  At September 30, 2007, the Company’s interest rate on borrowings under the Revolving Credit Facility was LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio. At September 30, 2007, the Company was in compliance with all financial covenants under the Revolving Credit Facility and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

In conjunction with borrowings under the Revolving Credit Facility, the Company has entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0, $250.0 and $250.0 of floating rate bank debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  While it is not the Company’s intention to terminate the interest rate swap agreements, the fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated. The fair value indicated that termination of the agreements at September 30, 2007 would have resulted in a pre-tax gain of $1.0; such gain, net of tax of $0.4 was recorded in other comprehensive income.

In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $150.0, $250.0 and $250.0 of floating rate bank debt at 4.40%, 4.73% and 4.65% which are effective in December 2007, July 2008 and December 2008 and expire in December 2009, July 2010 and December 2009, respectively.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its then existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remain substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. At September 30, 2007, approximately $85.0 of receivables were sold under the New Agreement and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its Class A Common Stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are cash on hand, internally generated cash flow, the Revolving Credit Facility, proceeds from the exercise of stock options, and the sale of receivables under the New Agreement.  The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its Class A Common Stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as March 16, 2007, and these additional shares were distributed on March 30, 2007. The share and per share information herein has been restated to reflect the effect of such stock split.

On October 20, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 10.0 million shares (on a post-split basis) of its Class A Common Stock during the period ended September 30, 2006 which was extended to December 31, 2008 by an amendment on July 27, 2006. In September 2006, the Company retired 4.5 million shares of its Class A Common Stock purchased for $87.8 million under the Program by reducing accumulated earnings by this amount. In March 2007, the Company retired an additional 1.6 million shares of its Class A Common Stock purchased for $53.2 million under the Program by reducing accumulated earnings by this amount. At September 30, 2007, approximately 1.7 million shares of Class A Common Stock remained available for repurchase under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its Class A Common Stock of $.015 per share.  The Company paid a quarterly dividend in the amount of $2.7 or $.015 per share on October 3, 2007 to shareholders of record as of September 12, 2007, which was included in the Other Accrued Expenses at September 30, 2007. Total dividends paid to date in 2007, including the October 3, 2007 payment, were $10.8.

In August 2006, the President signed into law the Pension Protection Act of 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning after 2007 and the Company does not believe it will have a material impact on its consolidated results.

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

The Company is currently involved in the environmental remediation of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation in 1987 (Allied Signal merged with and into Honeywell in December 1999). Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites.  Amphenol Corporation and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on the Honeywell Agreement entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.  Substantially all of the environmental remediation matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2006 Annual Report on Form 10-K.  Relative to interest rate risk, in 2005, the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate debt at 4.82%, 4.24% and 4.85%, expiring in December 2007, July 2008 and December 2008, respectively.  At September 30, 2007, the Company’s average LIBOR rate was 4.70%.  A 10% change in the LIBOR interest rate at September 30, 2007 would have the effect of increasing or decreasing interest expense by approximately $0.3.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2007, although there can be no assurances that interest rates will not significantly change.

In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $150.0, $250.0 and $250.0 of floating rate bank debt at 4.40%, 4.73% and 4.65% which are effective in December 2007, July 2008 and December 2008 and expire in December 2009, July 2010 and December 2009, respectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

            On October 20, 2004, the Company announced that its Board of Directors authorized an open-market stock repurchase program (the “Program”) of up to 10.0 million shares (on a post-split basis) of its Class A Common Stock during the period ended September 30, 2006 which was extended to December 31, 2008 by an amendment on July 27, 2006. In September 2006, the Company retired 4.5 million shares of its Class A Common Stock purchased for $87.8 million under the Program by reducing retained earnings by this amount. In March 2007, the Company retired an additional 1.6 million shares of its Class A Common Stock purchased for $53.2 million under the Program by reducing accumulated earnings by this amount. At September 30, 2007, approximately 1.7 million shares of Class A Common Stock remained available for repurchase under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2007	437,600	$31.96	6,184,800	3,815,200
February 1, to February 28, 2007	—	—	—	—
March 1, to March 31, 2007	—	—	—	—
April 1, to April 30, 2007	218,500	35.40	6,403,300	3,596,700
May 1, to May 31, 2007	857,900	35.24	7,261,200	2,738,800
June 1, to June 30, 2007	—	—	—	—
July 1, to July 31, 2007	209,300	35.06	7,470,500	2,529,500
August 1, to August 31, 2007	806,094	34.48	8,276,594	1,723,406
September 1, to September 30, 2007	—	—	—	—
Total	2,529,394	$34.94	8,276,594	1,723,406

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

10.12	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.13	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.14	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.15	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.16	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.17	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.18	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.19	Third Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 2006 10-Q).*
10.20	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*

10.21	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K).*
10.22	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K).*
10.23	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K).*
10.24	Form of 2000 Management Stockholders’ Agreement as of May 24, 2006 (filed as Exhibit 10.24 to the June 30, 2006 10-Q).*
10.25	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.26	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K).*
10.27	Form of 2000 Non-Qualified Stock Option Agreement as of May 24, 2006 (filed as Exhibit 10.26 to the June 30, 2006 10-Q).*
10.28	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.29	Form of 2000 Sale Participation Agreement (filed as Exhibit 10.55 to the December 31, 2004 10-K).*
10.30	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.31	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.32	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.33	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.34	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.35	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.36	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.37	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.38	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.39	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.40	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.41	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.42	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.43	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.44	2005 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.56 to the March 31, 2005 10-Q).*

10.45	2006 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.46	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
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

Date:  November 2, 2007