Form 10-K
period 2007-12-31
AMPHENOL CORP /DE/
filed 2008-02-26
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10879

AMPHENOL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2785165 (IRS Employer Identification No.)

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
Yes  ☒                   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  ☒, Accelerated filer  ☐, Non-accelerated filer ☐, a Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                   No  ☒

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $6,369 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2007.

As of January 31, 2008, the total number of shares outstanding of registrant’s Class A Common Stock was 177,065,258.

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

The Company's strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2007, the Company reported net sales, operating income and net income of $2,851.0 million, $552.9 million and $353.2 million, respectively. The table below summarizes information regarding the Company's primary markets and end applications for the Company's products:

	Information Technology & Communications		Industrial/Automotive	Commercial Aerospace & Military

Percentage of Sales	60%		21%	19%

Primary End Application	Wireless Communication Systems		Factory automation	Military and Commercial Aircraft
	•	wireless handsets and personal communication devices	Instrumentation	• avionics
			Automobile safety systems and other on board electronics	• engine controls
	•	wireless infrastructure equipment		• flight controls
• passenger related systems
	•	base stations	Mass transportation	Missile systems
	•	cell sites	Oil exploration	Battlefield communications
			Off-road construction	Satellite and space programs
			Medical equipment	Radar systems
	Broadband Networks		Satellite radio systems	Military vehicles
	•	cable television networks	Geophysical	Ordnance
	•	set top converters
	•	highspeed data kits
	•	cable modems

Telecommunications and Data Communications
	•	servers and storage systems
	•	computers, personal computersand related peripherals
	•	data networking equipment
	•	routers, and switches

The Company designs and manufactures connectors and interconnect systems which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is the third largest connector manufacturer in the world. The Company has developed a broad range of connector and interconnect products for the information technology and communications equipment applications including the converging voice, video and data communications markets. The Company offers a broad range of interconnect products for factory automation and motion control systems, machine tools, instrumentation and medical systems, mass transportation applications and automotive applications, including airbags, pretensioner seatbelts and other on-board automotive electronics. In addition, the Company is the leading supplier of high performance, military-specification, circular environmental connectors that require superior reliability and performance under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as oil exploration, medical instrumentation and off-road construction.

The Company is a global manufacturer employing advanced manufacturing processes. The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Africa and Asia. The Company sells its products through its own global sales force, independent manufacturers' representatives and a global network of electronics distributors to thousands of OEMs in approximately 60 countries throughout the world. The Company also sells certain products to electronic manufacturing services (EMS) and original design manufacturing (ODM) companies, and to communication network operators. For the year 2007, approximately 45% of the Company's net sales were in North America, 22% were in Europe and 33% were in Asia and other countries.

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

The Company and industry analysts estimate that the worldwide sales of interconnect products were approximately $44 billion in 2007. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors and interconnect systems worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 55% in 2007.

The Company’s acquisition strategy is focused on the consolidation of this highly fragmented industry. The Company targets acquisitions on a global basis in high growth segments that have complementary capabilities to the Company from a product, customer or geographic standpoint. The Company looks to add value to smaller companies through its global capabilities and generally expects acquisitions to be accretive to performance in the first year. In the year 2007, the Company spent approximately $179 million on acquisitions, including payments for performance-based additional cash consideration. This represented i) three acquisitions in target markets, including the industrial, wireless infrastructure and internet markets, which broadened and enhanced its product offering in these areas, as ii) well as the purchase of the remaining minority interest in one of its Korean manufacturers of handset related products. In December 2005, the Company purchased the connection systems business (“TCS”) of Teradyne Inc. for approximately $385 million. TCS had sales of approximately $373 million in 2005 and, the Company believes, is the leader in high speed, high density, printed circuit board interconnect products. TCS sells its products primarily to the data communications, wireless infrastructure and storage and server markets. The TCS acquisition was almost entirely complementary to Amphenol from a product standpoint and allows the Company to offer a complete and integrated interconnect solution for customers in the communications markets, significantly enhancing the Company’s position.

Business Segments

The following table sets forth the dollar amounts of the Company’s net trade sales for its business segments. For a discussion of factors affecting changes in sales by business segment and additional segment financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2007	2006	2005
	(dollars in thousands)
Net trade sales by business segment:
Interconnect products and assemblies	$2,569,281	$2,207,508	$1,592,439
Cable products	281,760	263,922	215,708

	$2,851,041	$2,471,430	$1,808,147

Net trade sales by geographic area (1):
United States	$1,155,846	$1,059,974	$802,351
China	382,489	264,972	159,289
Other International locations	1,312,706	1,146,484	846,507
	$2,851,041	$2,471,430	$1,808,147

(1)                                  Based on customer location to which product is shipped.

Interconnect Products and Assemblies. The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial aerospace and military systems, automotive and mass transportation applications, and industrial and factory automation equipment. Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission. Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment. The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: engineered cable assemblies used in base stations for wireless communication systems and internet networking equipment; smart card acceptor devices used in mobile telephones; set top boxes and other applications to facilitate reading data from smart cards; fiber optic connectors used in fiber optic signal transmission; backplane and input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; sculptured flexible circuits used for integrating printed circuit boards in communication applications and hinge products used in mobile phone and other mobile communication devices. The Company also designs and produces a broad range of radio frequency connector products and antennas used in telecommunications, computer and office equipment, instrumentation equipment, local area networks and automotive electronics. The Company's radio frequency interconnect products and assemblies are also used in base stations, mobile communication devices and other components of cellular and personal communications networks.

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

Cable Products. The Company designs, manufactures and markets coaxial cable primarily for use in the cable television industry. The Company's Times Fiber Communications subsidiary is the world's second largest producer of coaxial cable for the cable television market. The Company believes that its Times Fiber Communications unit is one of the lowest cost producers of coaxial cable for cable television. The Company's coaxial cable and connector products are used in cable television systems including full service cable television/telecommunication systems being installed by cable operators and telecommunication companies offering video, voice and data services. The Company is also a major supplier of coaxial cable to the international cable television market. The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum tubular shield, and flexible, which has one or more braided metallic shields. Semi-flexible coaxial cable is used in the trunk and feeder distribution portion of cable television systems, and flexible cable (also known as drop cable) is used primarily for hookups from the feeder cable to the cable television subscriber's residence. Flexible cable is also used in other communication applications. The Company has also developed a broad line of radio frequency and fiber optic interconnect components for full service cable television/ telecommunication networks.

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

International Operations

The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers. Approximately 59% of the Company's sales for the year ended December 31, 2007 were outside the United States. Approximately 13% of the Company’s sales were in China and the Company has international manufacturing and assembly facilities in China, Taiwan, Korea, India, Japan, Malaysia, Europe, Canada, Latin America, Africa and Australia. European operations include manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, Slovakia and Estonia and sales offices in most European markets. The Company's international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company's other operations around the world. The Company has low cost manufacturing and assembly facilities in China, Mexico, India, Eastern Europe and Africa to serve regional and world markets.

Customers

The Company's products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 7% of net sales for the year ended December 31, 2007. The Company sells its products to over 10,000 customer locations worldwide. The Company's products are sold both directly to OEMs, contract manufacturers, cable system operators, telecommunication companies and through manufacturers' representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices.

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

The Company's sales to distributors represented approximately 16% of the Company's 2007 sales. The Company's recognized brand names, including "Amphenol," "Times Fiber," "Tuchel," "Socapex," "Sine," "Spectra-Strip," "Pyle-National," "Matrix," "Kai Jack" and others, together with the Company's strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

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

The Company employs a global manufacturing strategy to lower its production costs and to improve service to customers. The Company sources its products on a worldwide basis with manufacturing and assembly operations in the Americas, Europe, Asia, Africa and Australia. To better serve certain high volume customers, the Company has established just-in-time facilities near these major customers.

The Company's policy is to maintain strong cost controls in its manufacturing and assembly operations. The Company is continually evaluating and adjusting its expense levels and workforce to reflect current business conditions and maximize the return on capital investments.

The Company purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and silver used in plating; aluminum, brass, steel, copper and bimetallic products used for cable, contacts and connector shells, and plastic materials used for cable and connector bodies and inserts. Such raw materials are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is generally not dependent upon any one source for raw materials, or if one source is used the Company attempts to protect itself through long-term supply agreements.

Research and Development

The Company's research and development expense for the creation of new and improved products and processes was $62.4 million, $53.7 million and $37.5 million for 2007, 2006 and 2005, respectively. The Company's research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet specific customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

The Company owns a number of active patents worldwide. The Company also regards its trademarks "Amphenol," "Times Fiber," "Tuchel," "Socapex" and "Spectra-Strip" to be of material value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks. The Company has rights to other registered and unregistered trademarks which it believes to be of value to its businesses. While the Company considers its patents and trademarks to be valuable assets, the Company does not believe that its competitive position is dependent on patent or trademark protection or that its operations are dependent on any individual patent or trademark.

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

Backlog

The Company estimates that its backlog of unfilled orders was $523 million and $473 million at December 31, 2007 and 2006, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company's business, such as sales to the communications related markets (including wireless communications, telecom & data communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2007, the Company had approximately 32,000 full-time employees worldwide of which approximately 23,200 were located in low cost regions. Of these employees, approximately 26,600 were hourly employees and the remainder were salaried. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 ("Honeywell")), Amphenol and Honeywell were named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell jointly consented to perform certain investigations and remedial and monitoring activities at two sites, the “Route 8” landfill and the “Richardson Hill Road” landfill, and they were jointly ordered to perform work at another site, the “Sidney” landfill. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs. Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial condition or results of operations. The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including expenditures for cleanup and monitoring costs and potential damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company has performed remediation activities and is currently performing operations and maintenance and monitoring activities at three off-site disposal sites previously utilized by the Company’s Sidney facility and others, to wit the Richardson Hill Road landfill, the Route 8 landfill and the Sidney landfill.  Actions at the Richardson Hill Road and Sidney landfills were undertaken subsequent to designation as "Superfund" sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Route 8 landfill was designated as a New York State Inactive Hazardous Waste Disposal Site, with remedial actions taken pursuant to Chapter 6, Section 375-1 of the New York Code of Rules and Regulations. In addition, the Company is currently performing monitoring activities at, and in proximity to, its manufacturing site in Sidney, New York. The Company is also engaged in remediating or monitoring environmental conditions at certain of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at other off-site disposal sites. All such environmental matters referred to in this paragraph are covered by the Honeywell Agreement.

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

If any of the following risks actually occur, the Company’s business, financial condition and/or results of operations could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors may lose all or part of their investment.

The Company is dependent on the communications industry, including telecommunication and data communication, wireless communications and broadband communications.

Approximately 60% of the Company’s revenues for the year ended December 31, 2007 came from sales to the communications industry, including telecommunication and data communication, wireless communications and broadband communications. Demand for these products is subject to rapid technological change (see below—”The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant price pressure on their suppliers, including the Company. While sales to the Company’s largest customer accounted for approximately 7% of consolidated sales in 2007, the loss of one or more of the large communications customers could have a material adverse effect on the Company’s business. There can be no assurance that the Company will be able to continue to compete successfully in the communications industry, and the Company’s failure to do so could impair the Company’s results of operations.

Approximately 10% of the Company’s 2007 revenues came from sales to the broadband communications industry. Demand for the Company’s broadband communications products depends primarily on capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending, and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, acquisitions of cable television operators by non-cable television operators, cable system consolidation within the industry, the financial condition of domestic cable television operators and their access to financing, competition from satellite, telephone and television providers and telephone companies, technological developments and new legislation and regulation of cable television operators. There can be no assurance that existing levels of cable television capital spending will continue or that cable television spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 15% of the Company’s 2007 revenues came from sales to the military market. The Company participates in a broad spectrum of defense programs and believes that no one program accounted for more than 1% of its 2007 revenues. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. However, the Company’s sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Nevertheless, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. The U.S. defense budget declined in real terms from 1986 to 1998. Beginning in 1999, the U.S. defense budget has been increasing and increased again in 2007. Nevertheless, a decline in U.S. defense expenditures and defense expenditures generally could adversely affect the Company’s business.

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

The Company estimates that products introduced in the last two years accounted for approximately 26% of 2007 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails or is significantly delayed in introducing new product line concepts or if the Company’s new products do not meet with market acceptance, our results of operations may be impaired.

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

Downgrades of the Company’s debt rating could adversely affect the Company’s results of operations and financial possition.

If the credit rating agencies that rate the Company’s debt were to downgrade the Company’s credit rating in conjunction with a deterioration of the Company’s performance it may increase the Company’s cost of capital and make it more difficult for the Company to obtain new financing.

The Company’s results may be negatively affected by changing interest rates.

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. The Company utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. As of December 31, 2007, the Company had interest rate protection in the form of swaps that effectively fixed the Company’s LIBOR interest rate on $250.0 million, $250.0 million and $150.0 million of floating rate bank debt at 4.24%, 4.85% and 4.40%, expiring in July 2008, December 2008 and December 2009, respectively.

In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250.0 million and $250.0 million of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively. A 10% change in the LIBOR interest rate at December 31, 2007 would have the effect of increasing or decreasing interest expense by approximately $.3 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2008, although there can be no assurances that interest rates will not significantly change.

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

The Company has completed a number of acquisitions in the past few years. It is possible the Company may experience difficulty integrating such acquisitions and further that the acquisitions may not perform as expected. At December 31, 2007, the total assets on the Company’s balance sheet were $2,675.7 million, which included $1,091.8 million of goodwill. The goodwill arose as the excess of the purchase price over the fair value of net assets of businesses acquired over the period 1987-2007. The Company performs annual evaluations for the potential impairment of the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142. Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a non-cash charge to its income statement for the impairment of goodwill.

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

•                                          The effects of significant changes in monetary and fiscal policies in the U.S. and abroad including significant income tax changes, currency fluctuations and unforeseen inflationary pressures.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company's fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company's plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2007, the Company operated a total of 192 plants and warehouses of which (a) the locations in the U.S. had approximately 2.5 million square feet, of which 1.1 million square feet were leased; (b) the locations outside the U.S. had approximately 4.7 million square feet, of which 3.5 million square feet were leased; and (c) the square footage by segment was approximately 6.3 million square feet and 0.9 million square feet for the interconnect products segment and the cable products segment, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the last quarter of the year ended December 31, 2007.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as of March 16, 2007 and these additional shares were distributed on March 30, 2007. The share information included herein reflects the effect of such stock split.

The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company's common stock has been listed on the New York Stock Exchange since that time under the symbol "APH." The following table sets forth on a per share basis the high and low prices for the common stock for both 2007 and 2006 as reported on the New York Stock Exchange.

	2007		2006
	High	Low	High	Low

First Quarter	$34.06	$30.75	$26.25	$21.94
Second Quarter	36.63	32.80	30.81	24.67
Third Quarter	40.11	33.28	32.20	25.15
Fourth Quarter	47.16	39.49	35.25	30.44

As of January 31, 2008, there were 46 holders of record of the Company's common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.015 per share.  Cumulative dividends declared during 2007 were $10.7 million. Total dividends paid in 2007 were $10.7 million including those declared in 2006 and paid in 2007.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company's business, repurchase shares of its common stock and to repay outstanding indebtedness.

                The following table summarizes the Company’s equity compensation plan information as of December 31, 2007:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	11,279,898	$19.72	6,103,380
Equity compensation plans not approved by security holders	—	—	—
Total	11,279,898	$19.72	6,103,380

Purchases of Equity Securities

The Company maintained an open-market stock repurchase program (the “Program”) of up to 10.0 million shares as of December 31, 2007 of its Class A Common Stock. In September 2006, the Company retired 4.5 million shares of its Class A Common Stock purchased for $87.8 million under the Program by reducing accumulated earnings by this amount. In March 2007, the Company retired an additional 1.6 million shares of its Class A Common Stock purchased for $53.2 million under the Program by reducing accumulated earnings by this amount. At December 31, 2007, approximately 1.6 million shares of Common Stock remained available for repurchase under the Program. In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the program from 10.0 to 20.0 million shares in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Pur- chased as Part of Publicly An- nounced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Pro- grams
January 1, to January 31, 2007	437,600	$31.95	6,184,800	3,815,200
February 1, to February 28, 2007	—	—	6,184,800	3,815,200
March 1, to March 31, 2007	—	—	6,184,800	3,815,200
April 1, to April 30, 2007	218,500	35.40	6,403,300	3,596,700
May 1, to May 31, 2007	857,900	35.24	7,261,200	2,738,800
June 1, to June 30, 2007	—	—	7,261,200	2,738,800
July 1, to July 31, 2007	209,300	35.06	7,470,500	2,529,500
August 1, to August 31, 2007	806,094	34.48	8,276,594	1,723,406
September 1, to September 30, 2007	—	—	8,276,594	1,723,406
October 1, to October 31, 2007	150,000	43.43	8,426,594	1,573,406
November 1, 2007 to November 30, 2007	—	—	8,426,594	1,573,406
December 1, 2007 to December 31, 2007	—	—	8,426,594	1,573,406
Total	2,679,394	$34.93	8,426,594	1,573,406

Item 6. Selected Financial Data

(dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006		2005	2004	2003

Operations
Net sales	$2,851,041	$2,471,430		$1,808,147	$1,530,446	$1,239,504
Net income	353,194	255,691	(2)	206,339	163,311	103,990	(1)
Net income per common share—Diluted	1.94	1.39	(2)	1.14	0.91	0.59	(1)
Financial Position
Cash and cash equivalents	$183,641	$74,135		$38,669	$30,172	$23,533
Working capital	703,327	486,946		373,884	253,443	233,707
Total assets	2,675,733	2,195,397		1,932,540	1,306,711	1,181,384
Long-term debt, including current portion	722,636	680,414		781,000	449,053	542,959
Shareholders' equity	1,264,914	902,994		689,235	481,604	323,406
Weighted average shares outstanding— Diluted	182,503,969	183,347,326		180,943,474	179,473,312	176,263,440
Cash dividends declared per share	$0.06	$0.06		$0.06	—	—

(1)	Includes a one-time charge for expenses incurred in the early extinguishment of debt of $10,367, less tax benefit of $3,525, or $0.04 per share after taxes.
(2)	Includes a one-time charge for expenses incurred in connection with a flood at the Company’s Sidney, NY facility of $20,747, less tax benefit of $6,535, or $0.08 per share after taxes.

Item 7.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2007 has been derived from and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

Executive Overview

The Company is a global designer, manufacturer and marketer of interconnect and cable products.  In 2007, approximately 59% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

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

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 7% of net sales in 2007.  The Company encounters competition in all of its markets and competes primarily on the basis of engineering, product quality, price, customer service and delivery time.  There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability, and have competitive prices.  The Company has focused its global resources to position itself to compete effectively in this environment.  The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

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

•                  Design and develop application-specific interconnect solutions

•                  Establish a strong global presence in resources and capabilities

•                  Preserve and foster a collaborative, entrepreneurial management structure

•                  Maintain a culture of controlling costs

•                  Pursue strategic acquisitions

For the year ended December 31, 2007, the Company reported net sales, operating income and net income of $2,851.0 million, $552.9 million and $353.2 million, respectively; up 15%, 30% and 38%, respectively, from 2006.  Sales of interconnect products and assemblies and sales of cable products increased in all of the Company’s related major markets and geographic regions.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company is its ability to consistently generate cash.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2007, the Company generated operating cash flow of $387.9 million.

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.4	68.1	66.9
Selling, general and administrative expense	13.2	13.9	14.2
Casualty loss related to flood	—	.8	—

Operating income	19.4	17.2	18.9
Interest expense	(1.3)	(1.6)	(1.3)
Other expenses, net	(.5)	(.5)	(.5)
Expense for early extinguishment of debt	—	—	(.1)

Income before income taxes	17.6	15.1	17.0
Provision for income taxes	(5.2)	(4.8)	(5.6)

Net income	12.4%	10.3%	11.4%

2007 Compared to 2006

Net sales were $2,851.0 million for the year ended December 31, 2007 compared to $2,471.4 million for 2006, an increase of 15% in U.S. dollars and 13% in local currencies.  The increase in sales over 2006 excluding acquisitions was 15% in U.S. dollars and 12% in local currencies.  Sales of interconnect products and assemblies (approximately 90% of net sales) increased 16% in U.S. dollars and 13% in local currencies compared to 2006 ($2,569.3 million in 2007 versus $2,207.5 million in 2006).  Sales increased in all of the Company’s major end markets including the military/aerospace, wireless communications, industrial/automotive, and telecommunications and data communications markets.  Sales to the military/aerospace markets increased approximately $117.5 million primarily due to increased sales to military customers for various defense related programs including war related spending, as well as an increase in sales to commercial aerospace customers.  The increase in sales in the wireless communications markets (approximately $104.6 million) is attributable to increased sales to the mobile device market relating to new products for both mobile phones and laptop computers, and to a lesser extent, to increased demand in the wireless infrastructure market from base station/equipment manufacturers and cell site installation customers.  The increase in sales in the industrial/automotive market (approximately $77.0 million) primarily reflects increased new product sales to the European automotive market, increased sales to the natural resource exploration and factory automation markets as well as the impact of acquisitions.  The increase in sales to the telecommunications and data communications related markets (approximately $54.1 million) reflects increased sales of high speed interconnect products for servers and switching and transmission equipment for data centers.  Sales of cable products (approximately 10% of net sales) increased 7% compared to 2006 ($281.8 million in 2007 versus $263.9 million in 2006). Such increase is primarily due to increased sales in broadband cable television markets and the impact of price increases.

Geographically, sales in the U.S. in 2007 increased approximately 9% compared to 2006 ($1,155.8 million in 2007 versus $1,060.0 million in 2006); international sales for 2007 increased approximately 20% in U.S. dollars ($1,695.2 million in 2007 versus $1,411.5 million in 2006) and increased approximately 16% in local currency compared to 2006.  The comparatively weak U.S. dollar in 2007 had the effect of increasing net sales by approximately $66.3 million when compared to foreign currency translation rates in 2006.

The gross profit margin as a percentage of net sales increased to 33% in 2007 compared to 32% in 2006. The operating margin for interconnect products and assemblies increased approximately 1.3% compared to the prior year, mainly as a result of the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control.  In addition, cable operating margins increased 0.7% due primarily to the impact of a higher mix of specialty products, increased production levels in low cost facilities and price increases partially offset by higher material costs.

Selling, general and administrative expenses were $377.3 million and $342.8 million in 2007 and 2006, respectively, or approximately 13% and 14% of sales in 2007 and 2006, respectively.  The increase in expense in 2007 is attributable to increases in the major components of selling, general and administrative expenses as follows.  Research and development expenditures increased approximately $8.7 million, reflecting increases in expenditures for new product development and represented approximately 2% of sales for both 2007 and 2006. Selling and marketing expenses remained approximately 7% of sales for both 2007 and 2006. Administrative expense, which represented approximately 4% and 5% of sales in 2007 and 2006, respectively, increased by approximately $8.4 million, due primarily to increases in stock-based compensation expense of $2.7 million, and cost increases relating to professional fees as well as salaries and employee-related benefits.

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the second quarter of 2006.  In 2006, the Company recorded charges of $20.7 million, or $.08 per share, for recovery and clean up expenses and property related damage, net of insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14, 2006.  Production activity was substantially back to full production at the end of the third quarter of 2006.  As a result, sales in 2006 were reduced by approximately $25.0 million.

Interest expense was $36.9 million for 2007 compared to $38.8 million for 2006. The decrease is primarily attributable to the lower average debt levels in 2007.

Other expenses, net, for 2007 and 2006 were $15.0 million and $12.5 million, respectively.  Other expenses, net, are comprised primarily of minority interests ($10.5 million in 2007 and $6.0 million in 2006), program fees on the sale of accounts receivable ($5.2 million in 2007 and $5.0 million in 2006), and agency and commitment fees on the Company’s credit facilities ($1.8 million in 2007 and $2.0 million in 2006) offset by interest income ($2.7 million in 2007 and $0.7 million in 2006).

The provision for income taxes was at an effective rate of 29.5% in 2007 and 31.5% in 2006.  The lower effective tax rate results primarily from an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans. The total effective rate reduction lowered tax expense in 2007 by approximately $10.0 million or $.05 per share.

2006 Compared to 2005

Net sales were $2,471.4 million for the year ended December 31, 2006 compared to $1,808.1 million for 2005, an increase of 37% in U.S. dollars and 36% in local currencies.  The increase in sales over 2005 excluding acquisitions was 12% in U.S. dollars and 11% in local currencies.  Sales of interconnect products and assemblies (approximately 90% of net sales) increased 39% in U.S. dollars and 38% in local currencies compared to 2005 ($2,207.5 million in 2006 versus $1,592.4 million in 2005).  Sales increased in the Company’s major end markets including telecommunications and data communications, mobile communications, industrial and military/aerospace markets.  Sales to the telecommunications and data communications related markets increased approximately $338.8 million reflecting the impact of the acquisition of TCS in December 2005 (Note 8) and increased sales of new high speed interconnect products for servers and other data center equipment applications.  The increase in sales in the mobile communications markets (approximately $209.0 million) is attributable primarily to increased sales to the mobile device market relating to new products, the impact of the acquisition of TCS in December 2005 and to a lesser extent to increased demand in the wireless infrastructure market from cell site installation customers.  The increase in sales in the industrial market (approximately $55.8 million) reflects increased sales in North America and Europe relating to products for the factory automation, medical and oil/geophysical markets and the impact of acquisitions.  The increase in military/aerospace sales (approximately $15.4 million) relates to increased demand on commercial aircraft and military programs.  Sales in the military/aerospace market were adversely impacted by approximately $25.0 million in 2006 due to business interruption related to the flood at the Company’s Sidney, New York facility further described below. Automotive sales declined approximately $8.1 million primarily as a result of a reduction in vehicle production rates by European and U.S. vehicle manufacturers.  Sales of cable products (approximately 10% of net sales) increased 22% compared to 2005 ($263.9 million in 2006 versus $215.7 million in 2005). Such increase is primarily due to increased sales in broadband cable television markets and the impact of price increases.

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

The gross profit margin as a percentage of net sales decreased to 32% in 2006 compared to 33% in 2005 due primarily to a decrease in margins in the interconnect products and assemblies segment primarily as a result of the TCS acquisition (Note 8).  The operating margin for interconnect products and assemblies decreased approximately 1% compared to the prior year.  TCS margins are lower than the average margin of the Company and its inclusion in the consolidated results lowered the margin percentage. Interconnect segment margins excluding the impact of TCS were consistent with the prior year margins as the continuing development of new higher margin, application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control, offset increases resulting primarily from higher material costs.  In addition, cable operating margins decreased 0.3% reflecting higher material and freight costs in 2006 driven by higher commodity and energy prices offset, in part, by the impact of price increases.

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

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the second quarter of 2006.  In 2006, the Company recorded charges of $20.7 million, or $.08 per share, for recovery and clean up expenses and property related damage, net of insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14, 2006.  Production activity was substantially back to full production at the end of the third quarter of 2006.  As a result, sales in 2006 were reduced by approximately $25.0 million.

Interest expense was $38.8 million for 2006 compared to $24.1 million for 2005. The increase is primarily attributable to higher interest rates and higher average debt levels related to the TCS acquisition (Note 8).

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and, in connection therewith compensation expense is recognized in its consolidated statement of income for the year ended December 31, 2006 over the service period that the awards are expected to vest.  The Company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.   Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion No. 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.   As a result of adopting SFAS No. 123(R) on January 1, 2006 the Company’s income before income taxes and net income was reduced by $9.7 million and $6.7 million, respectively, or $.04 per share, for the year ended December 31, 2006.

The provision for income taxes was at an effective rate of 31.5% in 2006 and 33% in 2005.  The lower effective tax rate results primarily from an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans. The total effective rate reduction lowered tax expense in 2006 by approximately $5.6 million or $.03 per share.

Liquidity and Capital Resources

Cash provided by operating activities totaled $387.9 million, $289.6 million and $229.6 million for 2007, 2006 and 2005, respectively. The increase in cash from operating activities in 2007 compared to 2006 is primarily attributable to an increase in net income, an increase in depreciation and amortization and a lower increase in the non-cash components of working capital compared to the increase in 2006.  The increase in cash from operating activities in 2006 compared to 2005 is also primarily attributable to an increase in net income and an increase in depreciation and amortization partially offset by a higher increase in the non-cash components of working capital compared to the increase in 2005.

The non-cash components of working capital increased $63.0 million in 2007 due primarily to increases in accounts receivable of $87.0 million, $23.7 million in excess tax benefits from stock-based payment arrangements, $22.7 million in inventory and $7.2 of prepaid expenses and other assets partially offset by a $43.7 million increase in accounts payable and an increase of $33.9 million in accrued liabilities.

The non-cash components of working capital increased $69.4 million in 2006 due primarily to increases in accounts receivable of $60.6 million, $81.9 million in inventory, $10.0 million in excess tax benefits from stock-based payment arrangements, $9.0 million in prepaid expenses and other assets and a decrease in accrued interest of $1.1 million partially offset by a $46.4 million increase in accounts payable and an increase of $46.8 million in accrued liabilities.

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

In 2007, accounts receivable increased $126.6 million to $510.4 million, due to an increase in sales levels, $16.4 million due to translation resulting from the comparatively weaker U.S. dollar at December 31, 2007 compared to December 31, 2006 (“Translation”) and the remaining increase due to acquired companies. Days sales outstanding increased to approximately 69 days from 66 days in 2006 with Translation accounting for 1 day of the increase.  Prepaid expenses and other assets increased $12.8 million to $72.9 million primarily from higher value-added tax receivables related to foreign operations in addition to higher short-term investment balances. Inventory increased $40.4 million to $456.9 million, primarily resulting from increased sales activity of $22.7 million as well as increases related to Translation and inventory from acquired companies of $11.5 million. Inventory days at December 31, 2007 and 2006 were 80 and 86, respectively.  Other long-term assets decreased $16.5 million to $43.9 million primarily due to a reduction in long-term deferred tax assets and a reduction of the fair value of interest rate swaps arrangements in addition to amortization of intangible assets. Goodwill increased $165.6 million to $1,091.8 million primarily as a result of acquisitions completed during the year, the payment of and recording of liabilities for performance-based additional cash consideration of $24.6 million in addition to adjustments made related to prior year acquisitions.  Land and depreciable assets, net, increased $42.1 million to $316.2 million reflecting capital expenditures of $103.8 million, $10.1 million due to Translation as well as assets from acquisitions of approximately $8.8 million offset by depreciation of $76.0 million and disposals of $4.6 million. Accounts payable and accrued salaries, wages and employee benefits increased $60.5 million and $1.8 million to $295.4 million and $55.0 million, respectively, due primarily to an increase in sales levels as well as liabilities assumed from acquired companies and a $7.3 and $0.5 million increase, respectively, due to Translation.  Other accrued liabilities increased $12.7 million to $169.1 million relating primarily to an increase of $32.6 million in liabilities associated with performance-based additional cash consideration on acquisitions and an increase of $6.8 million due to Translation offset by a decrease in accrued income taxes of $23.4 million due primarily to the reclassification of the long term portion of the liability for unrecognized tax benefits in accordance with FIN 48 to long-term liabilities of $28.8 million.  Accrued pension and post employment benefit obligations decreased $36.5 million to $101.8 million primarily due to contributions made during 2007 and higher discount rate assumptions used in the calculation of the projected benefit obligation at December 31, 2007 offset by an increase of $5.6 million due to Translation. Other long-term liabilities increased $37.7 million to $67 million due primarily to the reclassification of the long-term portion of the liability for unrecognized tax benefits in accordance with FIN 48 from other accrued expenses as discussed above in addition to higher long-term deferred tax liabilities partially offset by a reduction in minority interest liabilities of $14.4 million due to the purchase of the remaining 30% of one of the Company’s foreign subsidiaries.

 In 2007, cash from operating activities of $387.9 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $58.2 million, net borrowings of $41.6 million and proceeds from disposal of fixed assets of $5.3 million were used to fund $179.3 million of acquisitions including payments for performance-based additional cash consideration, capital expenditures of $103.8 million, purchases of treasury stock of $93.6 million, dividend payments of $10.7 million, purchases of short-term investments of $1.4 million and an increase in cash on hand of $109.5 million.  For

2006, cash from operating activities of $289.6 million, proceeds from disposal of fixed assets of $5.9 million and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $31.9 million were used to fund capital expenditures of $82.4 million, acquisitions of $22.5 million, dividend payments of $10.7 million, a net debt reduction of $102.6 million, purchases of treasury stock of $72.7 million, payment of fees and expenses related to refinancing of $1.1 million and an increase in cash on hand of $35.5 million.

On July 15, 2005, the Company completed a refinancing of its senior secured credit facility.  The new bank agreement (“Revolving Credit Facility”) was comprised of a five-year $750.0 million unsecured revolving credit facility that was originally scheduled to expire in July 2010, of which approximately $440.0 million was drawn at closing. On November 15, 2005, the Company exercised its option to increase its aggregate commitments under the Revolving Credit Facility by an additional $250.0 million thereby increasing the revolving credit facility to $1,000.0 million.  On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs and increase the general indebtedness basket by $250.0 million through an accordion feature similar to that exercised on November 15, 2005. In addition, the term of the Revolving Credit Facility was extended from July 2010 to August 2011.

At December 31, 2007, availability under the Revolving Credit Facility was $274.6 million, after a reduction of $13.8 million for outstanding letters of credit.  In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2.4 million (less tax effects of $0.8 million), or $.01 per share after tax.  Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  At December 31, 2007, the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (Debt divided by EBITDA) lower than 3.25X; at December 31, 2007, such ratios as defined in the Revolving Credit Facility were 15.46X and 1.21X, respectively.  The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50.0 million for capital leases, $450.0 million for general indebtedness, $200.0 million for acquisition indebtedness, (of which approximately $3.3 million, $1.1 million and $nil were outstanding at December 31, 2007, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250.0 million, or approximately $605.7 million  at December 31, 2007, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400.0 million, or approximately $784.4 million at December 31, 2007, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets.

In conjunction with entering into the Revolving Credit Facility, the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250.0 million, $250.0 million and $150.0 million of floating rate bank debt at 4.24%, 4.85% and 4.40%, expiring in July 2008, December 2008 and December 2009, respectively. In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250.0 million and $250.0 million of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively.  The fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of all swaps indicated that termination of the agreements at December 31, 2007 would have resulted in a pre-tax loss of $11.4 million; such loss, net of tax of $4.4 million, was recorded in  accumulated other comprehensive income.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Company’s Revolving Credit Facility and the sale of receivables under the Company’s accounts receivable agreement described below.  In addition, the Company had cash and cash equivalents of $183.6 million and $74.1 million at December 31, 2007 and 2006, respectively, the majority of which was in non-U.S. accounts as of December 31, 2007.  The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchases of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable.

The Company expects that capital expenditures in 2008 will be approximately $95.0 million. The Company may also use cash to fund part or all of the cost of future acquisitions.  On January 19, 2005, the Company announced that it would commence payment of quarterly dividends on its common stock of $.015 per share.  The Company paid its fourth 2007 quarterly dividend in the amount of $2.7 million or $.015 per share on January 2, 2008 to shareholders of record as of December 12, 2007.  Cumulative dividends declared during 2007 were $10.7 million. Total dividends paid in 2007 were $10.7 million including those declared in 2006 and paid in 2007.  The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, repurchase of its common stock and to repay outstanding indebtedness.  Management believes that the Company’s working capital position, ability to generate strong cash flow from operations, availability under its Revolving Credit Agreement and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

Off-Balance Sheet Arrangement - Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 million in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its then existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100.0 million in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remained substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. At December 31, 2007 and 2006, approximately $85.0 million of receivables were sold and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheets.

TCS Acquisition

On December 1, 2005, pursuant to an Asset and Stock Purchase Agreement dated October 10, 2005 (the “Asset Purchase Agreement”) by and among Amphenol Corporation (the “Company”) and Teradyne, Inc., a Massachusetts corporation (“Teradyne”), The Company purchased substantially all of the assets and assumed certain of the liabilities of Teradyne’s backplane and connection systems business segment (“TCS”), including the stock of certain of its operating subsidiaries for a total purchase price of approximately $384.7 million in cash.  In addition, Amphenol incurred approximately $8.8 million of transaction related expenses.  The accompanying Consolidated Statement of Income for the year ended December 31, 2005 includes the results of TCS for the period subsequent to the acquisition date; sales of approximately $34.0 million and minimal net income resulting in no impact to 2005 consolidated net earnings per share. TCS results are reflected for the full year 2006 and 2007.

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

For The Year Ended December 31, 2005
(in thousands except per share data)
Net sales	$2,146,286
Operating income	347,301
Net income	195,675

Net income per common share - Basic	$1.10
Net income per common share - Diluted	1.08

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

For The Year Ended December 31, 2005
(in thousands)
Benefit of reduction in employee related benefits (i)	$1,969
Benefit of reduction in Teradyne historical corporate allocations (ii)	7,505
Reversal of nonrecurring restructuring costs (iii)	11,654
Reversal of nonrecurring gains on the sale of a business (iv)	(612)
Total	$20,516

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

(iii)

Teradyne had significant restructuring activities in 2005 at TCS resulting in related expenses which in included in the pro forma amounts presented above. No significant restructuring activities are expected to take place in the future, and as such, these costs are considered nonrecurring, and are therefore included above as expected savings.

(iv)	TCS had recognized gains on the sale of a business in 2005 which is included in the pro forma amounts presented above. These gains are not expected to occur in the future.

Environmental Matters

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), Amphenol and Honeywell were named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell jointly consented to perform certain investigations and remedial and monitoring activities at two sites, the “Route 8” landfill and the “Richardson Hill Road” landfill, and they were jointly ordered to perform work at another site, the “Sidney” landfill. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial condition or results of operations. The environmental investigations, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

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

Stock Split

On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as of March 16, 2007 and these additional shares were distributed on March 30, 2007. The share information included herein reflects the effect of such stock split.

Recent Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, as a result of FASB Staff Position 157-2 issued in February 2008, and is required to be adopted by the Company in the first quarter of 2009. The Company does not believe SFAS 157 will have a material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer: 1.) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, 2.) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and  3.) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The areas that are most applicable to the Company with regard to this Statement are (1) that the Statement requires companies to expense transaction costs as incurred (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will need to be adjusted through income as opposed to goodwill, and (3) any liabilities related to noncontrolling interest will be recorded at fair value.  The Company is currently evaluating the effect of this statement to determine the impact it will have, but believes the impact will not be material to its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The areas that are most applicable to the Company with regard to this Statement are (1) the Statement requires companies to classify expense related to noncontrolling interest’s share in income below net income (earnings per share will still be determined after the impact of noncontrolling interest’s share in net income of the Company as is current practice.)  During 2007, 2006 and 2005, the Company included expense related to the noncontrolling interests share in income of $10.5 million, $6.0 million and $4.1 million, respectively, in other expenses, net and (2) this Statement requires the liability related to noncontrolling interests to be presented as a separate caption within shareholders’ equity.  As of December 31, 2007 and 2006 the liability related to noncontrolling interests was $14.8 million and $18.7 million, respectively, and is included in other long-term liabilities.  The Company is currently evaluating the effect of this statement to determine the impact it will have, but believes the primary impact will be as described above.

Pensions

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (“U.S. Plan”) covering their U.S. employees.  U.S. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering their employees. The pension expense for all pension plans approximated $16.0 million, $17.0 million and $13.5 million in 2007, 2006 and 2005, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on the U.S. Plan assets. In developing the expected long-term rate of return assumption for the U.S. Plan, the Company evaluated input from its actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical eighteen-year compounded return of 11.4%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on the U.S. Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 10.65%; 25% with fixed income managers, with an expected long-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8%. As of December 31, 2007, the asset allocation was 62% with equity managers and 31% with fixed income managers, including high yield managers and 7% in cash. The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plan at December 31, 2007 and 2006 is 9.25%  and 9.5%, respectively.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate for the U.S. Plan on this basis has increased from 5.75% at December 31, 2006 to 6.25% at December 31, 2007. This will have the effect of decreasing pension expense in 2008 by approximately $2.2 million.  Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the accrued benefit obligation would have decreased $14.4 million or increased $15.0 million, respectively.

Effective January 1, 2007, the Company effected a curtailment related to the U.S. Plan which resulted in no additional benefits being credited to salaried employees who had less than 25 years service with the Company, or who had not attained age 50 and who had less than 15 years of service with the Company.  This change had the impact of decreasing the unfunded pension liability by $5.1 million at December 31, 2006 and had the effect of decreasing pension expense during 2007 by approximately $2.9 million. For affected employees, the curtailment in additional U.S. Plan benefits was replaced with a Company match defined contribution plan to which the Company contributed approximately $1.7 million in 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158 which requires employers to fully recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The pension asset or liability under SFAS 158 is equal to the difference between the fair value of the plan’s assets and its projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans.  Prior guidance required the liability to be measured as the accumulated benefit obligation.  In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. SFAS 158 also requires entities to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The statement was effective for years ending after December 15, 2006 except for the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet which is effective for fiscal years ending after December 15, 2008. SFAS 158 had the effect of increasing the Company’s accrued benefit obligation and other comprehensive income, net of deferred tax assets, by approximately $31.1 million and $19.2 million, respectively at December 31, 2006 and did not have any impact on the Company’s consolidated statement of income.

The Company made cash contributions to the U.S. Plan of $20 million and $15 million in 2007 and 2006, respectively. The liability for accrued pension and post employment benefit obligations under all the Company’s pension and post-retirement benefit plans (the “Plans”)  decreased in 2007 to $101.8 million from $138.3 million in 2006 primarily due to the cash contributions made to the Plans in 2007 as well as the higher discount rate assumptions used to calculate the projected benefit obligation at December 31, 2007 offset by the foreign currency translation effect of the foreign pension plans. The Company estimates that, based on current actuarial calculations, it will make a voluntary cash contribution to the U.S. Plan in 2008 of approximately $10.0 to $20.0 million.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of the U.S. Plan assets and the impact of the Pension Protection Act of 2006 which was signed into law in August 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning after 2007 and the Company does not believe it will have a material impact on its consolidated results.

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

Revenue Recognition - The Company’s primary source of revenues is from product sales to its customers.  Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earning process is complete and revenue is measurable.  Delivery is determined by the Company’s shipping terms, which are primarily FOB shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.  The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communication market (approximately 10% of consolidated sales), the Company pays for shipping cost to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the interconnect products and assemblies market.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

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

Defined Benefit Plan Obligation — The defined benefit plan obligation is based on significant assumptions such as mortality rates, discount rates and plan asset rates of return as determined by the Company in consultation with the respective benefit plan actuaries and investment advisors.

The significant accounting policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2007, as well as an estimate of the timing in which such obligations are expected to be satisfied:

Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$719,297	$489	$999	$717,730	$79
Capital lease obligations	3,339	586	1,632	618	503
Operating leases	70,427	20,691	28,390	13,995	7,351
Purchase obligations	153,928	151,359	1,600	969	—
Accrued acquisition-related obligations (2)	55,212	55,212	—	—	—
Accrued pension and post employment benefit obligations (3)	40,582	3,832	7,982	8,361	20,407

Total (4)	$1,042,785	$232,169	$40,603	$741,673	$28,340

(1)         The Company has excluded expected interest payments from the above table as this calculation is largely dependent on average debt levels the Company expects to have at the end of each of the years presented as well as the expected interest rates on the debt not covered by interest rate swaps.  The actual interest payments made in 2007 were $36,238. Expected debt levels, and therefore expected interest payments,  are difficult to predict as they are significantly impacted by such items as future acquisitions, repurchases of treasury stock, dividend payments as well as payments or additional borrowing made to reduce or increase the underlying revolver balance.

(2)         Accrued acquisition-related obligations consist of obligations for additional purchase price and performance-based cash consideration.

(3)         Included in this table are estimated benefit payments expected to be made under the Company’s unfunded pension and post retirement benefit plans. The Company also maintains several funded pension and post retirement benefit plans the most significant of which covers its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plan due to prior contributions made in excess of minimum requirements, but the Company has made contributions to the U.S. Plan in the range of $10,000 to $20,000 in each of the last few  years and expects to make this same level of contribution in 2008. As a result, it is not possible  to  reasonably estimate expected required contributions in the above table  since several assumptions are required to calculate the minimum required contributions, such as the discount rate and expected asset returns.

(4)         As of December 31, 2007, the Company has FIN  48 liabilities of $33,037.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the non-current FIN  48 liabilities it is very difficult to make a reasonably reliable estimate of the amount and period in which these non-current liabilities might be paid.

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

Interest Rate Risk

Relative to interest rate risk, the Company entered into interest rate swap agreements that fixed the Company’s LIBOR interest rate on $250.0 million, $250.0 million and $150.0 million of floating rate bank debt at 4.24%, 4.85% and 4.40%, expiring in July 2008, December 2008 and December 2009, respectively. At December 31, 2007, the Company’s average LIBOR rate was 4.56%.  In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250.0 million and $250.0 million of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively.  A 10% change in the LIBOR interest rate at December 31, 2007 would have had the effect of increasing or decreasing interest expense by approximately $.3 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2008, although there can be no assurances that interest rates will not significantly change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Amphenol Corporation
Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 22, 2008

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Net sales	$2,851,041	$2,471,430	$1,808,147
Cost of sales	1,920,900	1,683,250	1,207,693
Gross profit	930,141	788,180	600,454

Selling, general and administrative expense	377,283	342,841	257,127
Casualty loss related to flood	—	20,747	—
Operating income	552,858	424,592	343,327

Interest expense	(36,876)	(38,799)	(24,090)
Other expenses, net	(14,998)	(12,521)	(8,871)
Expense for early extinguishment of debt	—	—	(2,398)
Income before income taxes	500,984	373,272	307,968
Provision for income taxes	(147,790)	(117,581)	(101,629)

Net income	$353,194	$255,691	$206,339

Net income per common share — Basic	$1.98	$1.43	$1.17

Average common shares outstanding — Basic	178,453,249	178,927,644	177,103,260

Net income per common share — Diluted	$1.94	$1.39	$1.14

Average common shares outstanding - Diluted	182,503,969	183,347,326	180,943,474

Dividends declared per common share	$.06	$.06	$.06

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$183,641	$74,135
Accounts receivable, less allowance for doubtful accounts of $12,468 and $14,677, respectively	510,411	383,858
Inventories:
Raw materials and supplies	112,488	94,830
Work in process	227,293	214,190
Finished goods	117,101	107,479
	456,882	416,499
Prepaid expenses and other assets	72,874	60,113
Total current assets	1,223,808	934,605
Land and depreciable assets:
Land	19,159	19,072
Buildings and improvements	143,382	112,310
Machinery and equipment	636,949	547,162
	799,490	678,544
Accumulated depreciation	(483,296)	(404,401)
	316,194	274,143
Goodwill	1,091,828	926,242
Other long-term assets	43,903	60,407
	$2,675,733	$2,195,397

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$295,391	$234,868
Accrued salaries, wages and employee benefits	54,963	53,158
Accrued income taxes	39,627	63,046
Accrued acquisition-related obligations	55,212	29,860
Other accrued expenses	74,213	63,486
Current portion of long-term debt and capital lease obligations	1,075	3,241
Total current liabilities	520,481	447,659
Long-term debt and capital lease obligations	721,561	677,173
Accrued pension and post employment benefit obligations	101,804	138,312
Other long-term liabilities	66,973	29,259
Commitments and contingent liabilities (Notes 2, 7 and 13)
Shareholders’ Equity:
Class A Common Stock, $.001 par value; 500,000,000 shares authorized; 181,082,138 and 179,471,456 shares issued at December 31, 2007 and 2006, respectively	181	179
Additional paid-in capital (deficit)	(43,647)	(119,421)
Accumulated earnings	1,431,635	1,142,536
Accumulated other comprehensive loss	(43,644)	(81,084)
Treasury stock, at cost; 2,241,794 and 1,205,800 shares at December 31, 2007 and 2006, respectively	(79,611)	(39,216)
Total shareholders’ equity	1,264,914	902,994

	$2,675,733	$2,195,397

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income

(dollars in thousands)

		Additional			Accum. Other		Total
	Common Stock	Paid in Capital (Deficit)	Comprehensive Income (Loss)	Accumulated Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders Equity

Balance January 1, 2005	$176	$(207,592)		$789,741	$(55,078)	$(45,643)	$481,604
Comprehensive income:
Net income			$206,339	206,339			206,339
Other comprehensive income, net of tax:
Translation adjustments			(11,956)		(11,956)		(11,956)
Revaluation of interest rate derivatives			(297)		(297)		(297)
Minimum pension liability adjustment			(10,411)		(10,411)		(10,411)
Other comprehensive loss			(22,664)
Comprehensive income			$183,675
Purchase of treasury stock						(8,704)	(8,704)
Deferred compensation		193					193
Stock options exercised, including tax benefit	2	36,448					36,450
Dividends declared				(10,763)			(10,763)
Shares issued in connection with acquisition		6,780					6,780
Balance December 31, 2005	178	(164,171)		985,317	(77,742)	(54,347)	689,235
Comprehensive income:
Net income			255,691	255,691			255,691
Other comprehensive income, net of tax:
Translation adjustments			16,829		16,829		16,829
Revaluation of interest rate derivatives			1,894		1,894		1,894
Adjustment to initially apply SFAS 158, net of tax (Note 6)					(19,282)		(19,282)
Defined benefit plan liability adjustment			(2,783)		(2,783)		(2,783)
Other comprehensive income			15,940
Comprehensive income			$271,631
Purchase of treasury stock						(72,658)	(72,658)
Retirement of treasury stock	(2)			(87,787)		87,789	—
Deferred compensation		195					195
Stock options exercised, including tax benefit	3	34,837					34,840
Dividends declared				(10,685)			(10,685)
Stock-based compensation expense		9,718					9,718
Balance December 31, 2006	179	(119,421)		1,142,536	(81,084)	(39,216)	902,994
Comprehensive income:
Net income			353,194	353,194			353,194
Other comprehensive income, net of tax:
Translation adjustments			26,078		26,078		26,078
Revaluation of interest rate derivatives			(10,070)		(10,070)		(10,070)
Defined benefit plan liability adjustment			21,432		21,432		21,432
Other comprehensive income			37,440
Comprehensive income			$390,634
Purchase of treasury stock						(93,594)	(93,594)
Retirement of treasury stock	(1)			(53,198)		53,199	—
Cumulative effect of adoption of FIN 48				(163)			(163)
Deferred compensation		207					207
Stock options exercised, including tax benefit	3	63,123					63,126
Dividends declared				(10,734)			(10,734)
Stock-based compensation expense		12,444					12,444
Balance December 31, 2007	$181	$(43,647)		$1,431,635	$(43,644)	$(79,611)	$1,264,914

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow

(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005

Net income	$353,194	$255,691	$206,339
Adjustments for cash from operations:
Depreciation and amortization	82,348	73,124	51,642
Stock-based compensation expense	12,444	9,718	—
Non-cash expense for early extinguishment of debt	—	—	5,666
Non-cash impact related to flood	—	9,307	—
Net change in operating assets and liabilities:
Accounts receivable	(87,013)	(60,603)	(40,152)
Inventory	(22,724)	(81,878)	(20,636)
Prepaid expenses and other assets	(7,232)	(8,916)	5,582
Excess tax benefits from stock-based payment arrangements	(23,691)	(10,043)	—
Accounts payable	43,651	46,382	25,828
Accrued income taxes	5,466	17,922	23
Accrued liabilities	28,549	27,929	(7,391)
Accrued pension and post employment benefits	(6,316)	(2,326)	511
Other long-term assets	8,732	11,370	1,800
Other	491	1,920	412
Cash flow provided by operations	387,899	289,597	229,624
Cash flow from investing activities:
Additions to property, plant and equipment	(103,772)	(82,421)	(57,121)
Proceeds from disposal of fixed assets	5,354	5,921	—
Purchases of short term investments, net	(1,360)	—	—
Acquisitions, net of cash acquired	(179,300)	(22,473)	(512,307)
Cash flow used in investing activities	(279,078)	(98,973)	(569,428)
Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	41,622	(102,557)	744,131
Decrease in borrowings under Bank Agreement	—	—	(413,000)
Payment of fees and expenses related to refinancing	—	(1,144)	(2,542)
Purchase of treasury stock	(93,594)	(72,658)	(8,704)
Proceeds from exercise of stock options	34,550	21,882	36,450
Excess tax benefits from stock-based payment arrangements	23,691	10,043	—
Dividend payments	(10,710)	(10,724)	(8,034)
Cash flow (used in) provided by financing activities	(4,441)	(155,158)	348,301
Effect of exchange rate changes on cash	5,126	—	—
Net change in cash and cash equivalents	109,506	35,466	8,497
Cash and cash equivalents balance, beginning of period	74,135	38,669	30,172
Cash and cash equivalents balance, end of period	$183,641	$74,135	$38,669

Cash paid during the year for:
Interest	$36,238	$39,109	$20,272
Income taxes paid, net of refunds	100,772	77,849	85,562

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1-Summary of Significant Accounting Policies

                                                Operations

                                                Amphenol Corporation (“Amphenol” or the “Company”) operates two business segments which consist of manufacturing and selling interconnect products and assemblies, and manufacturing and selling cable products.  The Company sells its products to customer locations worldwide.

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

                                                Principles of Consolidation

                                                The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                                                Reclassifications

                                                In 2006, the Company changed the presentation of the Consolidated Statements of Income to include depreciation and amortization expense in Cost of sales and Selling, general & administrative expense allowing for Gross profit to be presented. This change has been made to Statements of Income disclosures throughout the 10-K for consistency and to prior years presented.  Depreciation and amortization expense was previously presented as a separate line on the income statement.

                                                Certain other 2006 information has been reclassified to conform to the 2007 presentation.

                                                Cash and Cash Equivalents

                                                Cash and cash equivalents consist of cash and liquid investments with an original maturity of less than three months. The carrying amount approximates fair value of those instruments.

                                                Sale of Receivables

                                                A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. On July 31, 2006, the Company terminated its then existing accounts receivable securitization facility and entered into a new Receivables Purchase Agreement (the “New Agreement”). The New Agreement allows the Company to sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable at costs that are lower than the previous agreement. The remaining terms and conditions of the New Agreement remained substantially the same as the previous facility. The New Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value. Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statements of Income. The aggregate value of receivables transferred to the pool for the year 2007, 2006 and 2005 were $1,065,892, $854,372 and $761,129, respectively. At December 31, 2007 and 2006, $119,932 and $107,394, respectively, of accounts receivable were transferred to the subsidiary, but not purchased by the financial institution and are therefore included in the accounts receivable balance in the accompanying Consolidated Balance Sheets.  At December 31, 2007 and 2006, approximately $85,000 of receivables were sold and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheets.

                                                Inventories

                                                Inventories are stated at the lower of standard cost, which approximates average cost, or market. The principal components of cost included in inventories are materials, direct labor and manufacturing overhead.

                                                Depreciable Assets

                                                Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation of property, plant and equipment is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets which range from 3 to 12 years for machinery and equipment and 20 to 40 years for buildings. It is the Company’s policy to periodically review fixed asset lives.

                                                Goodwill

                                                The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units, in accordance with Financial Accounting Standards Board Statement No. 142 (“FAS 142”), as of each June 30. The Company has defined its reporting units as the operating segments within its two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these operating segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and compare that to the carrying value including goodwill. If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. As of June 30, 2007, and for each previous year in which the impairment test has been performed, the fair market value of the Company’s reporting units exceeded their carrying values and therefore no impairment was recognized.

                                                Intangible Assets

                                                Intangible assets are included in other long-term assets and consist primarily of proprietary technology, customer relationships and license agreements and are amortized over the periods of benefit.

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

                                                The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communication market (approximately 10% of consolidated sales), the Company pays for shipping cost to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the interconnect products and assemblies market.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

                                                Retirement Pension Plans

                                                Costs for retirement pension plans include current service costs and amortization of prior service costs over periods of up to thirty years. It is the Company’s policy to fund current pension costs taking into consideration minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees’ service with the Company as well as amortization of a transition obligation previously recognized.  The recognition of expense for retirement pension plans and medical benefit programs is significantly impacted by estimates made by management such as discount rates used to value certain liabilities, expected return on assets and future health care costs.  The Company uses third-party specialists to assist management in appropriately measuring the expense associated with pension and other post retirement plan benefits.

                Stock Options

        In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of income. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method and, in connection therewith compensation expense is recognized in the accompanying Consolidated Statements of Income beginning in 2006 over the service period that the awards are expected to vest.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.  Prior to January 1, 2006, the Company determined stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and disclosed the resulting estimated compensation effect on net income on a pro forma basis.  As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes was reduced by $9,718 for the year ended 2006 and $12,444 for the year ended December 31, 2007. The expense incurred for stock-based compensation plans is classified in selling, general and administrative expenses on the accompanying consolidated statements of income.

For 2005, had compensation cost for stock options been determined based on the fair value of the option at date of grant consistent with the provisions of SFAS No. 123(R) the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Net income	$206,339
Less: Total stock based compensation expense determined under Black-Scholes option pricing model, net of related tax effects	(4,936)

Pro forma net income	$201,403

Earnings Per Share:
Basic-as reported	$1.17
Basic-pro forma	$1.14
Diluted-as reported	$1.14
Diluted-pro forma	$1.11

                The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Risk free interest rate	4.8%	4.9%	4.0%
Expected life	5 years	5 years	5 years
Expected volatility	26.0%	30.0%	25.0%
Expected dividend yield	0.2%	0.2%	0.3%

                                                Income Taxes

                                                Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested.  It is not practicable to estimate the amount of tax that might be payable.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

                                                Foreign Currency Translation

                                                The financial position and results of operations of the Company’s significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments is included as a component of accumulated other comprehensive loss within shareholders’ equity. Transaction gains and losses related to operating assets and liabilities are included in selling, general and administrative expense and those related to non-operating assets and liabilities are included in other expense, net.

                                                Research and Development

                                                Cost incurred in connection with the development of new products and applications are expensed as incurred.  Research and development expenses for the creation of new and improved products and processes were $62,397, $53,730 and $37,510, for the years 2007, 2006 and 2005, respectively.

                                                Environmental Obligations

                                                The Company recognizes the potential cost for environmental remediation activities when site assessments are made, remedial efforts are probable and related amounts can be reasonably estimated; potential insurance reimbursements are not recorded. The Company regularly assesses its environmental liabilities through reviews of contractual commitments, site assessments, feasibility studies and formal remedial design and action plans.

                                                Net Income per Common Share

                                                Basic income per common share is based on the net income for the period divided by the weighted average common shares outstanding. Diluted income per common share assumes the exercise of outstanding, dilutive stock options using the treasury stock method.  On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as March 16, 2007 and these additional shares were distributed on March 30, 2007. The share information herein for 2006 has been restated to reflect the effect of such stock split.

                                                Derivative Financial Instruments

                                                Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized as an increase or decrease of interest expense in the periods in which they accrue. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in other comprehensive income, and subsequently reflected in net income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. As of December 31, 2007, the Company had interest rate swap agreements of $250,000, $250,000 and $150,000 that fix the Company’s LIBOR at 4.24%, 4.85% and 4.40%, expiring in July 2008, December 2008 and December 2009, respectively.  In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250,000 and $250,000 of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively. These agreements are designated as cash flow hedges and accounted for as described above.

                                                Recent Accounting Changes

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, as a result of FASB Staff Position 157-2 issued in February 2008, and is required to be adopted by the Company in the first quarter of 2009. The Company does not believe SFAS 157 will have a material impact on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer: 1.) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. 2.) Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. 3.) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The areas that are most applicable to the Company with regard to this Statement are (1) that the Statement requires companies to expense transaction costs as incurred (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will need to be adjusted through income as opposed to goodwill, and (3) any liabilities related to noncontrolling interest will be recorded at fair value.  The Company is currently evaluating the effect of this statement to determine the impact it will have, but believes the impact will not be material to its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The areas that are most applicable to the Company with regard to this Statement are (1) the Statement requires companies to classify expense related to noncontrolling interest’s share in income below net income (earning per share will still be determined after the impact of noncontrolling interest’s share in net income of the Company as is the current practice.)  During 2007, 2006 and 2005, the Company included expense related to the noncontrolling interests share in income of $10,518, $6,001 and $4,084, respectively, in other expenses, net and (2) this Statement requires the liability related to noncontrolling interests to be presented as a separate caption within shareholders’ equity.  As of December 31, 2007 and 2006 the liability related to noncontrolling interests was $14,834 and $18,681, respectively, and is included in other long term liabilities.  The Company is currently evaluating the effect of this statement to determine the impact it will have, but believes the primary impacts will be as described above.

Note 2—Long-Term Debt

                Long-term debt consists of the following:

			December 31,
	Average Interest Rate
	at- December 31, 2007	Maturity	2007	2006

Revolving Credit Facility	4.98%	2011	$711,600	$652,700
Notes payable to foreign banks and other debt	5.54%	2008-2018	11,036	27,714

			722,636	680,414
Less current portion			1,075	3,241

Total long-term debt			$721,561	$677,173

                On July 15, 2005, the Company completed a refinancing of its senior secured credit facility.  The new bank agreement (“Revolving Credit Facility”) was comprised of a five-year $750,000 unsecured revolving credit facility that was originally scheduled to expire in July 2010, of which approximately $440,000 was drawn at closing  On November 15, 2005, the Company exercised its option to increase its aggregate commitments under the Revolving Credit Facility by an additional $250,000 thereby increasing the revolving credit facility to $1,000,000. On August 1, 2006, the Company amended the Revolving Credit Facility to reduce borrowing costs and increase the general indebtedness basket by $250,000 through an accordion feature similar to that exercised on November 15, 2005. In addition, the term of the Revolving Credit Facility was extended from July 2010 to August 2011.

                At December 31, 2007, availability under the Revolving Credit Facility was $274,587, after a reduction of $13,813 for outstanding letters of credit.  In connection with the 2005 refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $2,398.  Such one-time expenses include the write-off of unamortized deferred debt issuance costs less the gain on the termination of related interest rate swap agreements.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  At December 31, 2007, the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio (EBITDA divided by interest expense) of higher than 3X and a leverage ratio (Debt divided by EBITDA) lower than 3.25X; at December 31, 2007, such ratios as defined in the Revolving Credit Facility were 15.46X and 1.21X, respectively.  The Revolving Credit Facility also includes limitations with respect to, among other things, (i) indebtedness in excess of $50,000 for capital leases, $450,000 for general indebtedness, $200,000 for acquisition indebtedness, (of which approximately $3,339, $1,144 and $nil were outstanding at December 31, 2007, respectively), (ii) restricted payments including dividends on the Company’s Common Stock in excess of 50% of consolidated cumulative net income subsequent to July 15, 2005 plus $250,000, or approximately $605,714 at December 31, 2007, (iii) required consolidated net worth equal to 50% of cumulative consolidated net income commencing April 1, 2005 plus 100% of net cash proceeds from equity issuances commencing April 1, 2005, plus $400,000, or approximately $784,424 at December 31, 2007, (iv) creating or incurring liens, (v) making other investments, and (vi) acquiring or disposing of assets.

                As of December 31, 2007, the Company had interest rate swap agreements of $250,000, $250,000 and $150,000 that fix the Company’s LIBOR at 4.24%, 4.85% and 4.40%, expiring in July 2008, December 2008 and December 2009, respectively.  In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250,000 and $250,000 of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively.   The fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of all swaps indicated that termination of the agreements at December 31, 2007 would have resulted in a pre-tax loss of $11,398; such loss, net of tax of $4,365, was recorded in accumulated other comprehensive income.

                The maturity of the Company’s long-term debt over each of the next five years ending December 31, is as follows:  2008 - $1,075; 2009 - $1,887; 2010 - $744; 2011 - $712,119; 2012 - $6,229; thereafter $582.

                The Company estimates that the fair value of its long-term debt approximates book value.

Note 3—Income Taxes

                The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005

Income before taxes:
United States	$206,922	$135,904	$132,715
Foreign	294,062	237,368	175,253
	$500,984	$373,272	$307,968

Current provision:
United States	$74,900	$58,355	$57,851
Foreign	64,137	54,653	41,230
	$139,037	$113,008	$99,081

Deferred provision:
United States	$11,829	$6,667	$2,413
Foreign	(3,076)	(2,094)	135
	8,753	4,573	2,548
Total provision for income taxes	$147,790	$117,581	$101,629

                At December 31, 2007, the Company had $13,489 and $2,523 of foreign tax loss and credit carryforwards, and state tax credit carryforwards net of federal benefit, respectively, of which $1,990 and $213, respectively, expire or will be refunded at various dates through 2021 and the balance can be carried forward indefinitely.

                A valuation allowance of $6,086 and $4,143 at December 31, 2007 and 2006, respectively, has been recorded which relates to the foreign net operating loss carryforwards and state tax credits.  The net change in the valuation allowance for deferred tax assets was an increase of $1,943 and $677 in 2007 and 2006, respectively.  The net change in the valuation allowance in both 2007 and 2006 was related to foreign net operating loss and foreign and state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2007	2006	2005

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	1.1	1.5	1.9
Foreign earnings and dividends taxed at different rates	(7.3)	(6.0)	(3.5)
Valuation allowance	—	.1	—
Other	.7	.9	(.4)
Effective tax rate	29.5%	31.5%	33.0%

The Company’s deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

	December 31,
	2007	2006

Deferred tax assets relating to:
Accrued liabilities and reserves	$18,939	$11,403
Operating loss and tax credit carryforwards	6,182	5,927
Pensions, net	12,194	29,325
Employee benefits	9,753	6,303
	$47,068	$52,958

Deferred tax liabilities relating to:
Goodwill	$30,436	$21,046
Depreciation	1,643	4,232
	$32,079	$25,278

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of the liability accrued for unrecognized tax benefits as of the adoption date was approximately $30,000 which includes interest and penalties. As a result of the implementation, the Company recognized an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of approximately $200. In addition, the majority of the liability for unrecognized tax benefits was reclassified from accrued income taxes to other long-term liabilities on the accompanying Consolidated Balance Sheets. At December 31, 2007, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $33,000.  As of December 31, 2007, the Company does not have any tax positions for which management believes it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease within the next twelve months.

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year is as follows:

Unrecognized tax benefits as of January 1, 2007	$26,429
Gross increases and gross decreases for tax positions in prior periods	1,003
Gross increases - current period tax position	5,752
Settlements	(1,677)
Lapse of statute of limitations	(2,095)
Unrecognized tax benefits as of December 31, 2007	$29,412

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.  During the twelve months ended December 31, 2007, the provision for income taxes included $872 in estimated interest and penalties.  As of December 31, 2007, the liability for unrecognized tax benefits included $6,088 for tax-related interest and penalties.

The Company files income tax returns with the U.S., various states as well as foreign jurisdictions.  With few exceptions, the Company is subject to income tax examinations by tax authorities for years on or after 2004.

Note 4—Shareholders’ Equity

        The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan, which was amended in May 2006 to increase the number of shares of common stock reserved for issuance from 16,000,000 to 24,000,000 shares as well as to increase the number of options that may be granted to any one participant from not more than 4,000,000 to not more than 6,000,000 options. The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At December 31, 2007, the maximum number of shares of common stock available for the granting of stock options under the Option Plans was 5,783,380. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements.  In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors.  At December 31, 2007, the maximum number of shares of common stock available for the granting of stock options under the Directors Plan was 320,000.   Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

                Stock option activity for 2005, 2006 and 2007 was as follows (on a post stock split basis):

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at December 31, 2004	14,024,416	$10.61	6.51
Options granted	2,108,800	18.47
Options exercised	(2,933,924)	8.43
Options cancelled	(412,280)	11.80
Options outstanding at December 31, 2005	12,787,012	12.34	6.44
Options granted	2,275,200	26.82
Options exercised	(2,035,946)	10.75
Options cancelled	(110,840)	16.44
Options outstanding at December 31, 2006	12,915,426	15.11	6.34
Options granted	2,247,500	34.61
Options exercised	(3,248,008)	10.79
Options cancelled	(635,020)	25.45
Options outstanding at December 31, 2007	11,279,898	19.72	6.55	$300,649
Exercisable at December 31, 2007	5,597,947	$13.50	4.96	$184,019

A summary of the status of the Company’s non-vested options as of December 31, 2007 and changes during the year then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2006	6,113,430	$6.31
Options granted	2,247,500	10.98	(1)
Options vested	(2,043,959)	5.46
Options cancelled	(635,020)	8.26
Non-vested options at December 31, 2007	5,681,951	$8.24

(1)  The weighted-average fair value at grant date of options granted during 2006 and 2005 were $9.20 and $5.35, respectively.

During the years ended December 31, 2007 and 2006, the following activity occurred under our plans:

	2007	2006
Total intrinsic value of stock options exercised	$86,530	$39,471
Total fair value of stock awards vested	11,151	9,573

On December 31, 2007 the total compensation cost related to non-vested options not yet recognized is approximately $36,032, with a weighted average expected amortization period of 3.60 years.

                On January 19, 2005, the Company announced that it would commence payment of quarterly dividend on its common stock of $.015 per share.  The Company paid its fourth quarterly dividend in the amount of $2,715 or $.015 per share on January 2, 2008 to shareholders of record as of December 12, 2007.  Cumulative dividends declared during 2007 were $10,734. Total dividends paid in 2007 were $10,710 including those declared in 2006 and paid in 2007.

                Balances of related after-tax components comprising accumulated other comprehensive loss included in shareholders’ equity at December 31, 2005, 2006 and 2007, are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Interest Rate Derivatives	Defined Benefit Plan Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2005	$5,986	$1,447	$(62,511)	$(55,078)
Translation adjustments	(11,956)	—	—	(11,956)
Revaluation of interest rate derivatives, net of tax of $1,148	—	(297)	—	(297)
Minimum pension liability adjustment, net of tax of $6,020	—	—	(10,411)	(10,411)
Balance at December 31, 2005	(5,970)	1,150	(72,922)	(77,742)
Translation adjustments	16,829	—	—	16,829
Revaluation of interest rate derivatives, net of tax of $1,176	—	1,894	—	1,894
Adjustment to initially apply SFAS 158, net of tax of$11,868	—	—	(19,282)	(19,282)
Defined benefit plan liability adjustment, net of tax of $1,713	—	—	(2,783)	(2,783)
Balance at December 31, 2006	10,859	3,044	(94,987)	(81,084)
Translation adjustments	26,078	—	—	26,078
Revaluation of interest rate derivatives, net of tax of $6,209	—	(10,070)	—	(10,070)
Defined benefit plan liability adjustment, net of tax of $12,712	—		21,432	21,432
Balance at December 31, 2007	$36,937	$(7,026)	$(73,555)	$(43,644)

Note 5—Earnings Per Share

                Basic earning per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which includes stock options. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding as of December 31 is as follows (dollars in thousands):

	2007	2006	2005
Net income	$353,194	$255,691	$206,339
Basic average common shares outstanding	178,453,249	178,927,644	177,103,260
Effect of dilutive stock options	4,050,720	4,419,682	3,840,214
Dilutive average common shares outstanding	182,503,969	183,347,326	180,943,474
Earnings per share:
Basic	$1.98	$1.43	$1.17
Dilutive	$1.94	$1.39	$1.14

Excluded from the computations above were anti-dilutive shares of nil, 2.2 million and nil for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 6—Benefit Plans and Other Postretirement Benefits

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 (“SFAS”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires employers to fully recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The pension asset or liability under SFAS 158 is equal to the difference between the fair value of the plan’s assets and its projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans.  Prior guidance required the liability to be measured as the accumulated benefit obligation.  In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. SFAS 158 also requires entities to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The statement was effective for years ending after December 15, 2006 except for the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet which is effective for fiscal years ending after December 15, 2008. SFAS 158 had the effect of increasing the Company’s accrued benefit obligation and other comprehensive income, net of deferred tax assets, by approximately $31,100 and $19,282, respectively, at December 31, 2006 and did not have any impact on the Company’s Consolidated Statement of Income.

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

        The Company and certain of its domestic subsidiaries have a defined benefit pension plan (“U.S. Plan”) covering their U.S. employees. U.S. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the U.S. Plan are covered by defined contribution plans. The following is a summary of the Company’s defined benefit plans funded status as of the most recent actuarial valuations; for each year presented below accumulated benefits exceed assets:

	December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$394,644	$357,844
Service cost	8,306	9,740
Interest cost	21,306	18,804
Plan participants’ contributions	392	492
Plan amendments	5,914	2,187
Actuarial (gain) loss	(30,430)	19,142
Settlements & curtailments	—	(5,133)
Foreign exchange translation	8,440	10,941
Benefits paid	(20,019)	(19,373)
Benefit obligation at end of year	388,553	394,644
Change in plan assets:
Fair value of plan assets at beginning of year	271,581	232,696
Actual return on plan assets	23,020	32,760
Employer contributions	22,463	18,447
Plan participants’ contributions	392	492
Foreign exchange translation	2,184	5,006
Benefits paid	(18,059)	(17,820)
Fair value of plan assets at end of year	301,581	271,581

Accrued benefit obligation	$86,972	$123,063

	Year Ended December 31,
	2007	2006	2005
Components of net pension expense:
Service cost	$8,306	$9,740	$8,219
Interest cost	21,306	18,804	18,237
Expected return on plan assets	(23,020)	(22,491)	(21,251)
Net amortization of actuarial losses	9,479	10,974	8,328

Net pension expense	$16,071	$17,027	$13,533

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate:
U.S. plans	6.25%	5.75%	6.25%	5.75%
International plans	5.57%	4.67%	n/a	n/a
Expected long-term return on assets
U.S plans	9.25%	9.50%	n/a	n/a
International plans	8.11%	8.17%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.61%	2.68%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate:
U.S. plans	5.75%	5.50%	5.75%	5.50%
International plans	4.67%	4.46%	n/a	n/a
Expected long-term return on assets:
U.S. plans	9.50%	9.50%	n/a	n/a
International plans	8.17%	8.32%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.68%	2.62%	n/a	n/a

                The pension expense for U.S. and  foreign plans (the “Plans”) is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the Plans assets.  The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The Company’s U.S. Plan comprised the majority of the accrued benefit obligation, pension assets and pension expense. The discount rate for the U.S. Plan has increased from 5.75% at December 31, 2006 to 6.25% at December 31, 2007.  This will have the effect of decreasing pension expense in 2008 by approximately $2,200. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the accrued benefit obligation would have decreased $14,400 or increased $15,000, respectively.

                Effective January 1, 2007, the Company effected a curtailment related to the U.S. Plan which resulted in no additional benefits being credited to salaried employees who had less than 25 years service with the Company, or who had not attained age 50 and who had less than 15 years of service with the Company.  This change had the impact of decreasing the unfunded pension liability by approximately $5,100 at December 31, 2006 and had the effect of decreasing pension expense during 2007 by approximately $2,900. For affected employees, the curtailment in additional U.S. Plan benefits was replaced with a Company match defined contribution plan to which the Company contributed approximately $1,700 in 2007.

                The pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on U.S. Plan assets. In developing the expected long-term rate of return assumption for the U.S. Plan, the Company evaluated input from our actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered our historical eighteen-year compounded return of 11.5%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on the U.S. Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 10.65%; 25% with fixed income managers, with an expected long-term rate of return of 6.75% and 15% with high yield bond managers, with an expected rate of return of 8%. As of December 31, 2007, the asset allocation was 62% with equity managers and 31% with fixed income managers, including high yield managers and 7% in cash. The Company believes that its long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. Based on this methodology the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation at December 31, 2007 and 2006 is 9.25% and 9.5%, respectively.   The Company has also adopted an unfunded Supplemental Employee Retirement Plan (“SERP”), which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had a projected benefit obligation of approximately $51,000 and $52,000 at December 31, 2007 and 2006, respectively. Such obligation is included in the accompanying Consolidated Balance Sheets and the tables above.

                The Company made cash contributions to the U.S. Plan of $20,000 and $15,000 in 2007 and 2006, respectively and the U.S. Plan made benefit payments of $15,800 and $15,400 in 2007 and 2006, respectively. The liability for accrued pension and post employment benefit obligations under the Plans decreased in 2007 to $101,804 from $138,312 in 2006 primarily due to the cash contributions made to the Plans in 2007 as well as higher discount rate assumptions used to calculate the projected benefit obligation at December 31, 2007 offset by the foreign currency translation effect of the  foreign pension plans. The Company estimates that, based on current actuarial calculations, it will make a voluntary cash contribution to the U.S. Plan in 2008 of approximately $10,000 to $20,000.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of the U.S. Plan assets and the impact of the Pension Protection Act of 2006 which was signed into law in August 2006. The intent of the legislation is to require companies to fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The legislation requires that funding shortfalls be eliminated by companies over a seven-year period, beginning in 2008. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning after 2007 and the Company does not believe it will have a material impact on its consolidated results.

                The Company offers various defined contribution plans for U.S. and  foreign employees. Participation in these plans is based on certain eligibility requirements.  Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Pension Plan benefits for salaried employees described above, the Company began matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $1,700 for the year ended December 31, 2007.

                The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through postretirement benefit programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company.  The implementation of SFAS 158 required the Company to record the underfunded status of its postretirement plan at December 31, 2006 as measured by the APBO. The discount rate used in determining the APBO at December 31, 2007 and 2006 was 6.25% and 5.75%, respectively. Summary information on the Company’s postretirement medical plans is as follows:

	December 31,
	2007	2006
Change in benefit obligation:
Accrued benefit obligation at beginning of year	$15,249	$14,022
Service cost	178	134
Interest cost	864	745
Paid benefits and expenses	(1,405)	(1,619)
Actuarial loss	(54)	1,967

Accrued benefit obligation at end of year	$14,832	$15,249

	Year ended December 31,
	2007	2006	2005
Components of net postretirement benefit cost:
Service cost	$178	$134	$114
Interest cost	864	745	786
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	1,151	1,069	1,079

Net postretirement benefit cost	$2,255	$2,010	$2,041

Note 7—Leases

                At December 31, 2007, the Company was committed under operating leases which expire at various dates.  Total rent expense under operating leases for the years 2007, 2006, and 2005 was $25,176, $23,441 and $19,257, respectively.

                Minimum lease payments under non-cancelable operating leases are as follows:

2008	$20,691
2009	15,549
2010	12,841
2011	8,254
2012	5,741
Beyond 2012	7,351

Total minimum obligation	$70,427

Note 8—TCS Acquisition

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

For The Year Ended December 31, 2005
Net sales	$2,146,286
Operating income	347,301
Net income	195,675

Net income per common share - Basic	$1.10
Net income per common share - Diluted	1.08

Note 9—Goodwill and Other Intangible Assets

                As of December 31, 2007, the Company has goodwill totaling $1,091,828 of which $1,018,279 related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  In 2007, goodwill increased by $165,586 primarily as a result of three acquisitions as well as the purchase of the remaining 30% interest of one of the Company’s foreign subsidiaries with an aggregate acquisition price of approximately $185,200 less the fair value of net assets acquired of $44,100. The increase in goodwill is also attributable to the payment of and the recording of liabilities for performance-based additional cash consideration of approximately $24,600.  The increase in goodwill was related to the interconnect product and assemblies segment. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to its 2007 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

                The Company does not have any intangible assets not subject to amortization other than goodwill.  As of December 31, 2007, the Company has acquired amortizable intangible assets with a total gross carrying amount of $53,539 of which $30,700, $9,500 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The accumulated amortization related to these intangibles as of December 31, 2007 totaled $14,809 of which $4,226, $3,957 and $1,593 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The acquired intangible assets have a total weighted-average useful life of approximately 12 years.  The license agreements, proprietary technology and customer relationships have a weighted-average useful life of 8 years, 15 years and 5 years, respectively.  The aggregate amortization expense for the year ended December 31, 2007 was approximately $5,500 and amortization expense estimated for each of the next three fiscal years is approximately $5,100 and $3,000 for the following two years.

Note 10—Reportable Business Segments and International Operations

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

	Interconnect products and assemblies			Cable products			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Net sales
—external	$2,569,281	$2,207,508	$1,592,439	281,760	$263,922	$215,708	$2,851,041	$2,471,430	$1,808,147
—intersegment	3,901	3,875	2,755	14,780	16,892	15,635	18,681	20,767	18,390
Depreciation and amortization	75,554	65,958	43,945	5,446	6,023	6,216	81,000	71,981	50,161
Segment operating income	558,646	450,257	339,458	34,864	31,007	25,809	593,510	481,264	365,267
Segment assets	1,366,234	1,053,711	880,555	86,388	86,162	77,004	1,452,622	1,139,873	957,559
Additions to property, plant and equipment	100,672	79,866	55,002	2,889	1,788	1,671	103,561	81,654	56,673

Reconciliation of segment operating income to consolidated income before taxes:

	2007	2006	2005

Segment operating income	$593,510	$481,264	$365,267

Interest expense	(36,876)	(38,799)	(24,090)
Other expenses, net	(43,206)	(38,728)	(30,811)
Stock-based compensation expense	(12,444)	(9,718)	—
Casualty loss related to flood	—	(20,747)	—
Expense for early extinguishment of debt	—	—	(2,398)

Consolidated income before income taxes	$500,984	$373,272	$307,968

Reconciliation of segment assets to consolidated total assets:

	2007	2006	2005

Segment assets	$1,452,622	$1,139,873	$957,559
Goodwill	1,091,828	926,242	886,720
Other assets	131,283	129,282	88,261

Consolidated total assets	$2,675,733	$2,195,397	$1,932,540

Geographic information:

	Net sales			Land and depreciable assets
	2007	2006	2005	2007	2006
United States	$1,155,846	$1,059,974	$802,351	$108,223	$99,532
China	382,489	264,972	159,289	72,489	50,792
Other International Locations	1,312,706	1,146,484	846,507	135,482	123,819

Total	$2,851,041	$2,471,430	$1,808,147	$316,194	$274,143

Revenues by geographic area are based on the customer location to which the product is shipped.

Note 11 — Casualty loss related to flood

                The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding during the period from June 28 through July 1, 2006. For the year ended December 31, 2006, the Company recorded charges of $20,747 for recovery and clean up expenses and property related damage, net of insurance and grant recoveries.  The Sidney facility had limited manufacturing and sales activity for the period from June 28 to July 14, 2006 but the plant was substantially back to full production at the end of the third quarter of 2006.

Note 12—Other Expenses, net

                Other income (expense) is comprised as follows:

	Year Ended December 31,
	2007	2006	2005
Program fees on sale of accounts receivable	$(5,191)	$(5,018)	$(3,751)
Minority interests	(10,518)	(6,001)	(4,084)
Agency and commitment fees	(1,820)	(2,057)	(1,505)
Interest income	2,744	709	367
Other	(213)	(154)	102
	$(14,998)	$(12,521)	$(8,871)

Note 13—Commitments and Contingencies

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

                Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), Amphenol and Honeywell were named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites. Amphenol and Honeywell  jointly consented to perform certain investigations and remedial and monitoring activities at two sites, the “Route 8” landfill and the “Richardson Hill Road” landfill, and they were jointly ordered to perform work at another site, the “Sidney” landfill. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition, Honeywell is obligated to reimburse Amphenol 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s financial condition or results of operations. The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Note 14—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30		September 30		December 31
2007
Net sales	$651,084	$688,836		$733,851		$777,270
Gross profit	210,568	225,624		239,142		254,807
Operating income	122,597	133,413		143,350		153,498
Net income	77,704	83,996		91,501		99,993

Net income per share—Basic	.44	.47		.51		.56
Net income per share—Diluted	.43	.46		.50		.55
Stock price—High	34.06	36.63		40.11		47.16
—Low	30.75	32.80		33.28		39.49
2006
Net sales	$568,991	$606,598		$636,418		$659,423
Gross profit	179,815	192,700		201,734		213,931
Operating income	98,391	93,010	(1)	108,557	(1)	124,634
Net income	57,274	53,341	(1)	66,699	(1)	78,377
Net income per share—Basic(2)	.32	.30	(1)	.37	(1)	.44
Net income per share—Diluted(2)	.31	.29	(1)	.36	(1)	.43
Stock price—High(2)	26.25	30.81		32.20		35.25
—Low(2)	21.94	24.67		25.15		30.44
2005
Net sales	$409,395	$443,642		$446,995		$508,115
Gross profit	136,222	149,776		149,802		164,654
Operating income	77,333	86,046		86,089		93,859
Net income	46,376	52,056		52,089		55,818
Net income per share—Basic(2)	.26	.29		.29		.31
Net income per share—Diluted(2)	.26	.29		.29		.31
Stock price—High(2)	20.97	21.60		23.10		22.56
—Low(2)	16.62	17.90		18.29		19.19

(1)          Includes a one-time charge for expenses incurred in connection with a flood at the Company’s Sidney, New York facility of $15,000 and $5,747, or $.06 and $.02, per diluted share after taxes during the second and third quarter of 2006, respectively.

(2)          All information has been updated to reflect the 2 for 1 stock split in March 2007.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

                                                None.

Item 9A. Controls and Procedures

                                                Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and Subsidiaries (the “Company”).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Deloitte and Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Deloitte and Touche LLP has issued an unqualified report stating the Company has maintained effective internal control over financial reporting as of December 31, 2007.

February  22, 2008

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

Item 11. Executive Compensation —

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

Item 13. Certain Relationships, Related Transactions and Director Independence

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	31

Consolidated Statements of Income— Years Ended December 31, 2007, December 31, 2006 and December 31, 2005	32

Consolidated Balance Sheets— December 31, 2007 and December 31, 2006	33

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income— Years Ended December 31, 2007, December 31, 2006 and December 31, 2005	34

Consolidated Statements of Cash Flow— Years Ended December 31, 2007, December 31, 2006 and December 31, 2005	35

Notes to Consolidated Financial Statements	36

Management Report on Internal Control	55

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2007
Schedule
Report of Independent Registered Public Accounting Firm on Schedule	58
II—Valuation and Qualifying Accounts	59

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on Schedule

To the Board of Directors and
Shareholders of Amphenol Corporation
Wallingford, Connecticut

We have audited the consolidated financial statements of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our report thereon dated February 22, 2008; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 22, 2008

SCHEDULE II
AMPHENOL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	Balance at beginning of period	Charged to cost and expenses	Acquisitions	Deductions	Balance at end of period

2007 Allowance for doubtful accounts	$14,677	$371	$418	$(2,998)	$12,468
2006 Allowance for doubtful accounts	$11,162	$5,939	$57	$(2,481)	$14,677
2005 Allowance for doubtful accounts	$8,666	$2,327	$1,855	$(1,686)	$11,162

Signatures

                Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 26th day of February 2008.

AMPHENOL CORPORATION

/s/ Martin H. Loeffler
Martin H. Loeffler
Chairman and Chief Executive
Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ Martin H. Loeffler	Chairman and Chief Executive Officer	February 26, 2008
Martin H. Loeffler	(Principal Executive Officer)

/s/ Diana G. Reardon	Senior Vice President and Chief Financial Officer	February 26, 2008
Diana G. Reardon	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Ronald P. Badie	Director	February 26, 2008
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 26, 2008
Stanley L. Clark

/s/ Edward G. Jepsen	Director	February 26, 2008
Edward G. Jepsen

/s/ Andrew E. Lietz	Director	February 26, 2008
Andrew E. Lietz

/s/ John R. Lord	Director	February 26, 2008
John R. Lord

/s/ Dean H. Secord	Director	February 26, 2008
Dean H. Secord

(a)(3) Listing of Exhibits

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 23, 2007.**
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

10.12	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.13	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.14	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.15	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.16	2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.30 to the June 30, 2001 10-Q).*
10.17	Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the March 31, 2004 10-Q).*
10.18	Second Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.35 to the June 30, 2004 10-Q).*
10.19	Third Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 2006 10-Q).*
10.20	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.21	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K).*
10.22	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K).*
10.23	Form of 2000 Management Stockholders’ Agreement (filed as Exhibit 10.53 to the December 31, 2004 10-K).*

10.24	Form of 2000 Management Stockholders’ Agreement as of May 24, 2006 (filed as Exhibit 10.24 to the June 30, 2006 10-Q).*
10.25	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.26	Form of 2000 Non-Qualified Stock Option Agreement (filed as Exhibit 10.54 to the December 31, 2004 10-K).*
10.27	Form of 2000 Non-Qualified Stock Option Agreement as of May 24, 2006 (filed as Exhibit 10.26 to the June 30, 2006 10-Q).*
10.28	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.29	Form of 2000 Sale Participation Agreement (filed as Exhibit 10.55 to the December 31, 2004 10-K).*
10.30	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.31	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.32	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.33	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.34	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.35	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.36	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.37	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.38	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002.**
10.39	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.40	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.41	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.42	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.43	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.44	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.45	2005 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.56 to the March 31, 2005 10-Q).*
10.46	2006 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.47	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.48

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.49

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the March 31, 2007 10Q).*

10.50

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.51

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.52	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*

10.53	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
10.54	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the March 31, 2006 10Q).*
10.55	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the March 31, 2006 10Q).*
10.56	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.57	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.58	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the March 31, 2007 10Q).*
10.59	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the March 31, 2007 10Q).*
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

*    Incorporated herein by reference as stated.

**  Filed herewith