Form 10-Q
period 2008-03-31
AMPHENOL CORP /DE/
filed 2008-05-09
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 1-10879

AMPHENOL CORPORATION

Delaware	22-2785165
(State of Incorporation)	(IRS Employer
Identification No.)

358 Hall Avenue

Wallingford, Connecticut 06492

203-265-8900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2008, the total number of shares outstanding of Class A Common Stock was 175,364,918.

Amphenol Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$180,155	$183,641
Accounts receivable, less allowance for doubtful accounts of $12,648 and $12,468, respectively	507,979	510,411
Inventories, net	499,988	456,882
Prepaid expenses and other assets	86,441	72,874
Total current assets	1,274,563	1,223,808
Land and depreciable assets, less accumulated depreciation of $513,595 and $483,296, respectively	327,007	316,194
Goodwill	1,101,453	1,091,828
Other long-term assets	57,946	43,903
	$2,760,969	$2,675,733

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$289,748	$295,391
Accrued salaries, wages and employee benefits	57,819	54,963
Accrued income taxes	54,718	39,627
Accrued acquisition-related obligations	16,538	55,212
Other accrued expenses	71,850	74,213
Current portion of long-term debt	762	1,075
Total current liabilities	491,435	520,481
Long-term debt	852,307	721,561
Accrued pension and post employment benefit obligations	108,858	101,804
Other long-term liabilities	83,481	66,973
Shareholders’ Equity:
Common stock	176	181
Additional paid-in deficit	(39,769)	(43,647)
Accumulated earnings	1,322,711	1,431,635
Accumulated other comprehensive loss	(38,722)	(43,644)
Treasury stock, at cost	(19,508)	(79,611)
Total shareholders’ equity	1,224,888	1,264,914
	$2,760,969	$2,675,733

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2008	2007
Net sales	$770,714	$651,084
Cost of sales	519,808	440,516
Gross profit	250,906	210,568

Selling, general and administrative expense	100,610	87,971
Operating income	150,296	122,597

Interest expense	(9,899)	(9,042)
Other expenses, net	(2,145)	(3,149)
Income before income taxes	138,252	110,406
Provision for income taxes	(40,784)	(32,702)

Net income	$97,468	$77,704
Net income per common share–Basic	$.55	$.44
Average common shares outstanding-Basic	176,662,616	178,132,764
Net income per common share-Diluted	$.54	$.43
Average common shares outstanding-Diluted	180,197,969	182,543,418
Dividends declared per common share	$.015	$.015

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2008	2007
Net income	$97,468	$77,704
Adjustments for cash from operations:
Depreciation and amortization	22,771	19,064
Stock-based compensation expense	3,202	2,990
Net change in non-cash components of working capital	(18,888)	(45,790)
Net change in other long term assets and liabilities	5,063	8,495
Cash flow provided by operations	109,616	62,463

Cash flow from investing activities:
Capital additions, net	(19,914)	(22,628)
Purchase of short-term investments	(4,162)	(2,007)
Investments in acquisitions	(70,443)	(22,342)
Cash flow used in investing activities	(94,519)	(46,977)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	127,106	7,518
Purchase of treasury stock	(143,693)	(13,983)
Proceeds from exercise of stock options	367	2,975
Excess tax benefits from stock-based payment arrangements	270	1,642
Dividend payments	(2,682)	(2,684)
Cash flow used in financing activities	(18,632)	(4,532)

Effect of exchange rate changes on cash and cash equivalents	49	—

Net change in cash and cash equivalents	(3,486)	10,954
Cash and cash equivalents balance, beginning of period	183,641	74,135
Cash and cash equivalents balance, end of period	$180,155	$85,089
Cash paid during the period for:
Interest	$10,006	$8,907
Income taxes paid, net of refunds	21,610	26,032

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, the related condensed consolidated statements of income for the three months ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flow for the three months ended March 31, 2008 and 2007 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  The interim financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be in conjunction with the financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K (“10-K”).

Note 2-Inventories

Inventories consist of:

	March 31, 2008	December 31, 2007
Raw materials and supplies	$123,284	$112,488
Work in process	252,262	227,293
Finished goods	124,442	117,101
	$499,988	$456,882

Note 3-Reportable Business Segments

The Company has two reportable business segments: (i) interconnect products and assemblies and (ii) cable products. The interconnect products and assemblies segment produces connectors and connector assemblies primarily for the communications, military, aerospace, industrial and automotive markets. The cable products segment produces coaxial and flat ribbon cable and related products primarily for the communications markets, including cable television. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes and nonrecurring gains and losses.

The segment results for the three months ended March 31, 2008 and 2007 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2008	2007	2008	2007	2008	2007
Net sales
-external	$700,625	$585,265	$70,089	$65,819	$770,714	$651,084
-inter-segment	882	932	4,101	3,928	4,983	4,860
Segment operating income	153,536	124,881	8,270	7,921	161,806	132,802

Reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2008 and 2007 is summarized as follows:

	2008	2007
Segment operating income	$161,806	$132,802
Interest expense	(9,899)	(9,042)
Other expenses, net	(10,453)	(10,364)
Stock-based compensation expense	(3,202)	(2,990)
Income before income taxes	$138,252	$110,406

Note 4-Comprehensive Income

Total comprehensive income for the three months ended March 31, 2008 and 2007 is summarized as follows:

	2008	2007
Net income	$97,468	$77,704
Translation adjustments	14,750	3,329
Revaluation of interest rate derivatives	(9,828)	(1,011)
Total comprehensive income	$102,390	$80,022

Note 5-Earnings Per Share

Basic earning per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which includes stock options. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding as of March 31 is as follows (dollars in thousands):

	2008	2007
Net income	$97,468	$77,704
Basic average common shares outstanding	176,662,616	178,132,764
Effect of dilutive stock options	3,535,353	4,410,654

Dilutive average common shares outstanding	180,197,969	182,543,418
Earnings per share:
Basic	$.55	$.44
Dilutive	$.54	$.43

Note 6-Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s consolidated financial position or results of operations.

Certain operations of the Company are subject to environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with all applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc (“Honeywell”) in December 1999). The Company and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites.  The Company and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on the indemnification provisions of the Agreement and Plan of Merger entered into in connection with the acquisition of the Company in 1987 (the “Honeywell Agreement”).  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Company management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations.  Substantially all of the environmental cleanup matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement.

Note 7-New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141R establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The areas that are most applicable to the Company with regard to SFAS 141R are: (1) that SFAS 141R requires companies to expense transaction costs as incurred; (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will need to be adjusted through income as opposed to goodwill; and (3) any liabilities related to noncontrolling interest will be recorded at fair value.  The Company is currently evaluating the effect of SFAS 141R to determine the impact it will have, but believes the impact will not be material to its consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements applies retrospectively for all periods presented. The areas that are most applicable to the Company with regard to SFAS 160 are: (1) SFAS 160 requires companies to classify expense related to noncontrolling interests’ share in income below net income (earning per share will still be determined after the impact of noncontrolling interests’ share in net income of the Company as is the current practice.)  During the periods ended March 31, 2008 and 2007, the Company included expense related to the noncontrolling interests’ share in income of $1,663 and $1,680, respectively, in other expenses, net and (2) SFAS 160 requires the liability related to noncontrolling interests to be presented as a separate caption within shareholders’ equity.  As of March 31, 2008 and 2007 the liability related to noncontrolling interests was $16,916 and $20,130, respectively, and is included in other long-term liabilities.  The Company is currently evaluating the effect of SFAS 160 to determine the impact it will have, but believes the primary impacts will be as described above.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company is currently evaluating the effect of SFAS 161 to determine the impact it will have but believes the impact will not be material to its consolidated financial condition and results of operations.

Note 8-Stock-Based Compensation

The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan.  The 2000 Option Plan was amended in May 2006 to increase the number of shares of common stock reserved for issuance from 16,000,000 to 24,000,000 shares as well as to increase the number of options that may be granted to any one participant from not more than 4,000,000 to not more than 6,000,000 options. The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At March 31, 2008, the maximum number of shares of common stock available for the granting of additional stock options under the Option Plans was 5,810,260. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors.  At March 31, 2008, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Plan was 320,000.   Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The Company recognizes expense for stock-based compensation over the service period that stock option awards are expected to vest using a graded method on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. For the three months ended March 31, 2008, the Company’s income before income taxes and net income was reduced by $3,202 and $2,257, respectively. For the three months ended March 31, 2007, the Company’s income before income taxes and net income was reduced by $2,990 and $2,105, respectively. The expense incurred for stock-based compensation is classified in selling, general and administrative expenses on the accompanying Condensed

Consolidated Statements of Income.

A summary of the Company’s outstanding options and option activity under the Option Plans and the Directors Plan (the “Plans”) as of March 31, 2008 and changes during the three months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	11,279,898	$19.72	6.55	$300,649
Options exercised	(34,075)	10.76
Options cancelled	(26,880)	24.11

Options outstanding at March 31, 2008	11,218,943	19.73	6.31	$196,520

Exercisable at March 31, 2008	5,567,139	$13.52	4.71	$132,125

A summary of the status of the Company’s non-vested options under the Plans as of March 31, 2008 and changes during the three months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2007	5,681,951	$8.24
Options vested	(3,267)	4.26
Options cancelled	(26,880)	7.82

Non-vested options at March 31, 2008	5,651,804	$8.24

During the three months ended March 31, 2008 and 2007, the following activity occurred under the Plans:

	2008	2007

Total intrinsic value of stock options exercised	$984	$6,335
Total fair value of stock awards vested	14	11

On March 31, 2008 the total compensation cost related to non-vested options not yet recognized under the Plans was approximately $32,916, with a weighted average expected amortization period of 3.41 years.

Note 9-Shareholders’ Equity

On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as of March 16, 2007, and these additional shares were distributed on March 30, 2007. The share and per share information herein reflects the effect of such stock split.

The Company maintains an open-market stock repurchase program (the “Program”) to repurchase shares of its common stock.  In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the Program from 10,000,000 to 20,000,000 shares of common stock in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010. Through December 31, 2007, the Company retired 6,100,000 shares of its common stock purchased for $141,000 under the Program by reducing accumulated earnings by this amount. In March 2008, the Company retired an additional 5,400,000 shares of its common stock purchased for $203,795 by reducing accumulated earnings by this amount. During the three months ended March 31, 2008, the Company purchased approximately 3,800,000 shares of its common stock for $143,693. At March 31, 2008, approximately 7,800,000 shares of common stock may be repurchased under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.015 per share.  The Company paid a quarterly dividend in the amount of $2,634 or $.015 per share on April 2, 2008 to shareholders of record as of March 12, 2008. Total dividends paid in 2008 including the April 2, 2008 payment were $5,349, which include dividends declared in 2007 and paid in 2008.

Note 10-Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (“U.S. Plan”) which, subject to the curtailment described below, covers its U.S. employees. U.S. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering their employees. Certain U.S. employees not covered by the U.S. Plan are covered by defined contribution plans. The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three months ended March 31, 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$1,947	$2,181	$47	$44
Interest cost	5,794	5,334	219	208
Expected return on plan assets	(6,630)	(6,159)	—	—
Amortization of transition obligation	(27)	(24)	16	16
Amortization of prior service cost	519	392	—	—
Amortization of net actuarial losses	1,519	2,316	241	270
Net pension expense	$3,122	$4,040	$523	$538

Effective January 1, 2007, the Company effected a curtailment on the U.S. Plan which resulted in no additional benefits being credited to salaried employees (i) who have less than 25 years service with the Company or (ii) have not attained age 50 and who have less than 15 years of service with the Company. For affected employees, the curtailment in additional U.S. Plan benefits was replaced with a Company match defined contribution plan.

The Company plans on making a voluntary cash contribution to the U.S. Plan of between $10,000 to $20,000 in September 2008.  Cash contributions in 2008 and in future years will depend on a number of factors including performance of plan assets.  In August 2006, the President signed into law the Pension Protection Act of 2006. The intent of the legislation is to require companies to ultimately fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning in 2008 and did not have a material impact on the Company’s consolidated results of operations and financial condition.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Plan benefits for salaried employees described above, the Company began matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the three months ended March 31, 2008 and 2007, the total matching contributions to these plans were approximately $509 and $475, respectively.

Note 11-Goodwill and Other Intangible Assets

As of March 31, 2008, the Company has goodwill totaling $1,101,453 of which $1,027,904 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the three months ended March 31, 2008, goodwill increased by $9,625 primarily as a result of an acquisition with an aggregate acquisition price of approximately $29,300 less the fair value of net assets acquired of $4,800.  This increase was offset by a reclassification of $14,300 from goodwill to other long-term assets which represents the fair value assigned to identifiable intangible assets associated with the Company’s acquisitions in 2007. The increase in goodwill was related to the Interconnect Products and Assemblies segment. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to its 2007 and 2008 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets, other than goodwill, that are not subject to amortization.  As of March 31, 2008, the Company has acquired amortizable intangible assets with a total gross carrying amount of $67,650, of which $33,300, $21,300 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The accumulated amortization related to these intangibles as of March 31, 2008 totaled $16,760, of which $4,800, $5,200 and $1,800 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  Intangible assets are included in other long-term assets in the accompanying condensed consolidated balance sheets.  The acquired intangible assets have a total weighted-average useful life of approximately 11 years.  The license agreements, proprietary technology and customer relationships have a weighted-average useful life of 8 years, 15 years and 5 years, respectively.  The aggregate amortization expense for the three months ended March 31, 2008 and 2007 was approximately $2,223 and $1,372, respectively, and amortization expense estimated for each of the next five fiscal years is approximately $8,600 in 2008, $7,500 in both 2009 and 2010 and $5,500 in both 2011 and 2012.

Note 12–Long-Term Debt

The Company has a senior secured credit facility (“Revolving Credit Facility”) which is comprised of a five-year $1,000,000 unsecured revolving credit facility that is scheduled to expire in August 2011, of which approximately $838,100 was drawn at March 31, 2008.

At March 31, 2008, availability under the Revolving Credit Facility was $148,087, after a reduction of $13,813 for outstanding letters of credit. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio. At March 31, 2008, the Company was in compliance with all financial covenants under the Revolving Credit Facility,  and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of March 31, 2008, the Company had interest rate swap agreements of $250,000, $250,000 and $150,000 that fix the Company’s LIBOR at 4.24%, 4.85% and 4.40%, expiring in July 2008, December 2008 and December 2009, respectively.  In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250,000 and $250,000 of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively.   The fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of all swaps indicated that termination of the agreements at March 31, 2008 would have resulted in a pre-tax loss of $27,327; such loss, net of tax of $10,466, is recorded in accumulated other comprehensive income.

Note 13–Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial instruments accounted for at fair value on a recurring basis. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1	Quoted prices for identical instruments in active markets.

Level 2

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3	Significant inputs to the valuation model are unobservable.

The Company maintains policies and procedures to value instruments using the best and most relevant data available including independent price validation for certain instruments.

The Company believes that the only financial instrument subject to SFAS 157 with interim disclosure requirements are derivative instruments which represent interest rate swaps that are independently valued using market observable Level 2 inputs including interest rate yield curves. At March 31, 2008, the fair values of derivative instruments were a liability of $27,327.

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 14 – Off-Balance Sheet Arrangement – Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  At March 31, 2008 approximately $85,000 of receivables were sold and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

Note 15 - Income Taxes

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes” and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of the liability accrued for unrecognized tax benefits as of the adoption date was $30,000. As a result of the implementation, the Company recognized an increase in the liability for unrecognized tax benefits and a reduction in accumulated earnings of approximately $200. In addition, the majority of the liability for unrecognized tax benefits was reclassified from accrued income taxes to other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets. At March 31, 2008, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $34,338.

The provision for income taxes for the first quarter of 2008 and 2007 was at an effective rate of 29.5% and 29.6%, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter ended March 31, 2008 compared to the quarter ended March 31, 2007

Net sales were $770.7 in the first quarter of 2008 compared to $651.1 for the same period in 2007, an increase of 18% in U.S. dollars and 15% in local currencies. Sales of interconnect products and assemblies (approximately 91% of sales) increased 20% in U.S. dollars and 16% in local currencies in the first quarter of 2008 compared to 2007 ($700.6 in 2008 versus $585.3 in 2007).  Sales increased in all of the Company’s major end markets including the mobile communications, military/aerospace, industrial/automotive and telecommunications and data communications markets. Sales increases occurred in all major geographic regions and resulted from the continuing development of new application specific solutions and value added products and increased worldwide presence with the leading companies in target markets. Sales of cable products (approximately 9% of sales) increased 6% in both U.S. dollars and in local currencies in the first quarter of 2008 compared to the same period in 2007 ($70.1 in 2008 versus $65.8 in 2007).  This increase is primarily attributable to the impact of increased sales of coaxial cable products for the broadband communications market resulting from increased capital spending by international cable operators for network upgrades and expansion.

Geographically, sales in the United States in the first quarter of 2008 increased approximately 1% compared to the same period in 2007 ($292.5 in 2008 versus $289.2 in 2007).  International sales for the first quarter of 2008 increased approximately 32%, in U.S. dollars ($478.2 in 2008 versus $361.9 in 2007) and increased approximately 26% in local currency compared to the same period in 2007. The comparatively weaker U.S. dollar in the first quarter of 2008 had the effect of increasing net sales by approximately $21.7  when compared to foreign currency translation rates for the same period in 2007.

The gross profit margin as a percentage of net sales was approximately 32.6% for the first quarter of 2008 compared to 32.3% for the same period in 2007.  The operating margins for the cable products segment decreased by approximately 0.2% in the first quarter of 2008 compared to the first quarter of 2007. The decrease in margin for cable products is due primarily to the impact of higher material costs.  The operating margins in the interconnect segment increased approximately 0.6% for the first quarter of 2008 when compared to the same period in 2007 primarily as a result of the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control partially offset by cost increases resulting primarily from higher material costs.

Selling, general and administrative expenses increased to $100.6 in the first quarter of 2008 compared to $88.0 in the first quarter of 2007 which represented approximately 13.1% and 13.5% of sales for each period, respectively. The increase in expense in the first quarter of 2008 is primarily attributable to increases in selling expense and research and development costs resulting from higher sales volume and increased spending relating to new product development.

Other expenses, net, for the first quarter of 2008 and 2007 were $2.1 and $3.1, respectively, and were comprised primarily of minority interests ($1.7 in both 2008 and 2007), program fees on the sale of accounts receivable ($.9 in 2008 and $1.3 in 2007), and agency and commitment fees on the Company’s senior credit facility ($.5 in both 2008 and 2007) offset by interest income ($1.0 in 2008 and $.3 in 2007).

Interest expense for the first quarter of 2008 was $9.9 compared to $9.0 for the same period in 2007.  The increase for the first quarter of 2008 compared to the 2007 period is attributable to higher average debt levels.

The provision for income taxes for the first quarter of 2008 and 2007 was at an effective rate of 29.5% and 29.6%, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $109.6 in the first three months of 2008 compared to $62.5 in the same 2007 period.  The increase in cash flow related primarily to an increase in net income as well as an increase, in the 2008 period, in non-cash expenses including depreciation and amortization and stock-based compensation expense in addition to a smaller increase in the non-cash components of working capital. The non-cash components of working capital increased $18.9 in the first three months of 2008 due primarily to increases of $22.8 in inventory, an increase in prepaid expenses and other assets of $7.7 and a decrease in accounts payable of $16.4 offset by a decrease in accounts receivable of $22.0 and an increase in accrued expenses of $6.0.  The non-cash components of working capital increased $45.8 in the first three months of 2007 due primarily to increases of $10.3 and $7.5, respectively, in inventory and accounts receivable, an increase in other current assets of $5.6 and decreases in accounts payable and accrued expenses of $17.3 and $5.1, respectively.

Accounts receivable decreased $2.4, due primarily to a decrease in sales levels compared to the fourth quarter of 2007, partially offset by an increase due to translation resulting from the comparatively weaker U.S. dollar at March 31, 2008 compared to December 31, 2007 (“translation”) and an increase due to an acquired company.  Days sales outstanding decreased from 69 days to 66 days.  Inventory increased $43.1 to $500.0 primarily due to increases in the Company’s military/aerospace and industrial businesses in support of second quarter sales levels in addition to advance purchase of certain materials in the first quarter in anticipation of higher commodity costs. The inventory increase was also impacted by translation and inventory from an acquired company.  Inventory days, excluding the impact of acquisitions, increased from 80 at December 31, 2007 to 87 at March 31, 2008.  Prepaid expenses and other assets increased $13.6 to $86.4 primarily due to normally higher prepaid balances at the beginning of the year as well as an increase in short term investment balances.  Land and depreciable assets, net, increased $10.8 to $327.0 reflecting capital expenditures of $20.0, translation and fixed assets from an acquisition partially offset by depreciation of $20.3. Goodwill increased $9.6 to $1,101.5, primarily as a result of an acquisition completed during the quarter resulting in an increase of $24.5 offset by a reclassification from goodwill to other long-term assets which represents the fair value assigned to identifiable intangible assets associated with the Company’s acquisitions in 2007.  Other long-term assets increased $14.0 to $57.9 primarily due to an increase in intangible assets reclassified from goodwill as discussed above.  Accounts payable decreased $5.6 to $289.7 primarily as a result of a decrease in activity compared to the fourth quarter of 2007. Total accrued expenses decreased $23.1 to $200.9 primarily due to payment of accrued expenses for performance-based additional cash purchase consideration associated with certain acquisitions of $40.7 partially offset by an increase in accrued income taxes. Other long-term liabilities increased $16.5 to $83.5 due primarily to a higher liability reflecting the increase in fair value of interest rate swaps.

For the first three months of 2008, cash from operating activities of $109.6, net borrowings from the revolving credit facility of $127.1, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $0.6 and a decrease in cash on hand of $3.5 were used to fund purchases of treasury stock of $143.7, acquisition related payments of $70.4, capital expenditures of $20.0, purchases of short-term investments of $4.2 and dividend payments of $2.7.  For the first three months of 2007, cash from operating activities of $62.5, net borrowings from the revolving credit facility of $7.5 and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $4.6 were used to fund capital expenditures of $22.6, acquisition related payments of $22.3, purchases of treasury stock of $14.0, dividend payments of $2.7, purchases of short-term investments of $2.0 and an increase in cash on hand of $11.0.

The Company has a senior secured credit facility (“Revolving Credit Facility”) which is comprised of a five-year $1,000.0 unsecured revolving credit facility that is scheduled to expire in August 2011, of which approximately $838.1 was drawn at March 31, 2008.

At March 31, 2008, availability under the Revolving Credit Facility was $148.1, after a reduction of $13.8 for outstanding letters of credit. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants including an interest coverage ratio. At March 31, 2008, the Company was in compliance with all financial covenants under the Revolving Credit Facility,  and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of March 31, 2008, the Company had interest rate swap agreements of $250.0, $250.0 and $150.0 that fix the Company’s LIBOR at 4.24%, 4.85% and 4.40%, expiring in July 2008, December 2008 and December 2009, respectively.  In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250.0 and $250.0 of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively.   The fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of all swaps indicated that termination of the agreements at March 31, 2008 would have resulted in a pre-tax loss of $27.3; such loss, net of tax of $10.5, was recorded in accumulated other comprehensive income.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  At March 31, 2008 approximately $85.0 of receivables were sold and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and the sale of receivables under the Agreement. In addition, the Company had cash and cash equivalents of $180.1 million at March 31, 2008, the majority of which is in non-U.S. accounts. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as of March 16, 2007, and these additional shares were distributed on March 30, 2007. The share and per share information herein reflects the effect of such stock split.

The Company maintains an open-market stock repurchase program (the “Program”) to repurchase shares of its common stock.  In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the Program from 10 million to 20 million shares of common stock in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010. Through December 31, 2007, the Company retired 6.1 million shares of its common stock purchased for $141.0 under the Program by reducing accumulated earnings by this amount. In March 2008, the Company retired an additional 5.4 million shares of its common stock purchased for $203.8 by reducing accumulated earnings by this amount. During the three months ended March 31, 2008, the Company purchased approximately 3.8 million shares of its common stock for $143.7. At March 31, 2008, approximately 7.8 million shares of common stock may be repurchased under the Program.

On January 19, 2005, the Company announced that it would commence payment of a quarterly dividend on its common stock of $.015 per share.  The Company paid a quarterly dividend in the amount of $2.6 or $.015 per share on April 2, 2008 to shareholders of record as of March 12, 2008. Total dividends paid in 2008 including the April 2, 2008 payment were $5.3, which include dividends declared in 2007 and paid in 2008.

The Company plans on making a voluntary cash contribution to the U.S. Pension Plan of between $10.0 to $20.0 in September 2008.  Cash contributions in 2008 and in future years will depend on a number of factors including performance of plan assets.  In August 2006, the President signed into law the Pension Protection Act of 2006. The intent of the legislation is to require companies to ultimately fund 100% of their pension liability; and then for companies to fund, on a going-forward basis, an amount generally estimated to be the amount that the pension liability increases each year due to an additional year of service by the employees eligible for pension benefits. The Pension Protection Act also extended the provisions of the Pension Funding Equity Act that would have expired in 2006 had the Pension Protection Act not been enacted, which increased the allowed discount rate used to calculate the pension liability. The Pension Protection Act is effective for plan years beginning in 2008 and did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes.  The Company believes that its operations are currently in substantial compliance with all applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc (“Honeywell”) in December 1999). The Company and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites.  The Company and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on the indemnification provisions of the Agreement and Plan of Merger entered into in connection with the acquisition of the Company in 1987 (the “Honeywell Agreement”).  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Company management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations.  Substantially all of the environmental cleanup matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement.

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements within the meaning of the federal securities laws, and should be considered subject to the many uncertainties that exist in the Company’s operations and business environment. These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors are set forth in Part I, Item 1A of the Company’s 2007 Annual Report on Form 10-K. Actual results could differ materially from those currently anticipated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2007 Annual Report on Form 10-K.  In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250,000 and $250,000 of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively.    At March 31, 2008, the Company’s average LIBOR rate was 4.13%.  A 10% change in the LIBOR interest rate at March 31, 2008 would have the effect of increasing or decreasing interest expense by approximately $0.5. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2008, although there can be no assurances that interest rates will not significantly change.

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

Item 1A.         Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The Company maintains an open-market stock repurchase program (the “Program”) to repurchase shares of its common stock.  In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the Program from 10 million to 20 million shares of common stock in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010. Through December 31, 2007, the Company retired 6.1 million shares of its common stock purchased for $141.0 under the Program by reducing accumulated earnings by this amount. In March 2008, the Company retired an additional 5.4 million shares of its common stock purchased for $203.8 by reducing accumulated earnings by this amount. At March 31, 2008, approximately 7.8 million shares of common stock may be repurchased under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2008	1,797,881	$39.68	10,224,475	9,775,525
February 1, to February 29, 2008	1,123,985	37.97	11,348,460	8,651,540
March 1, to March 31, 2008	835,337	35.16	12,183,797	7,816,203
Total	3,757,203	$38.24	12,183,797	7,816,203

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders

None

Item 5.            Other Information

None

Item 6.            Exhibits –

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the April 28, 2000 Form 8-K).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
3.4	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
10.1

Canadian Purchase and Sale Agreement dated as of September 26, 1997 among Amphenol Canada Corp., Amphenol Funding Corp. and Amphenol Corporation, individually and as the initial servicer (filed as Exhibit 10.21 to the September 30, 1997 10-Q).*

10.2

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.3

Amended and Restated Purchase and Sale Agreement dated as of May 19, 1997 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.2 to the June 30, 1997 10-Q).*

10.4	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.5	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.6	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.7	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.8	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.9	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K).*
10.10	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K).*
10.11	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.12	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.13	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.14	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.15	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.16	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.17	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.18	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.19	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.20	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.21	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.22	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*

10.23	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.24	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.25	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.26	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.27	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.28	2006 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.29	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.30	2008 Amphenol Corporation Management Incentive Plan**
10.31

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.32

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the March 31, 2007 10Q).*

10.33

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.34

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.35	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.36	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
10.37	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the March 31, 2006 10Q).*
10.38	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the March 31, 2006 10Q).*
10.39	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.40	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.41	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the March 31, 2007 10Q).*
10.42	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the March 31, 2007 10Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **

*	Incorporated herein by reference as stated.
**	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon Authorized Signatory and Principal Financial Officer

Date:  May 7, 2008