Form 10-Q
period 2008-06-30
AMPHENOL CORP /DE/
filed 2008-08-08
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10879

AMPHENOL CORPORATION

Delaware	22-2785165
(State of Incorporation)	(IRS Employer Identification No.)

358 Hall Avenue

Wallingford, Connecticut 06492

203-265-8900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting Company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 31, 2008, the total number of shares outstanding of Class A Common Stock was 176,803,939.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$188,762	$183,641
Accounts receivable, less allowance for doubtful accounts of $14,284 and $12,468, respectively	555,211	510,411
Inventories, net	519,593	456,882
Prepaid expenses and other assets	92,072	72,874
Total current assets	1,355,638	1,223,808
Land and depreciable assets, less accumulated depreciation of $530,219 and $483,296, respectively	338,805	316,194
Goodwill	1,171,491	1,091,828
Other long-term assets	61,701	43,903
	$2,927,635	$2,675,733
Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$318,526	$295,391
Accrued salaries, wages and employee benefits	59,102	54,963
Accrued income taxes	42,336	39,627
Accrued acquisition-related obligations	67,046	55,212
Other accrued expenses	71,725	74,213
Current portion of long-term debt	551	1,075
Total current liabilities	559,286	520,481
Long-term debt	819,202	721,561
Accrued pension and post employment benefit obligations	110,876	101,804
Other long-term liabilities	82,749	66,973
Shareholders’ Equity:
Common stock	177	181
Additional paid-in deficit	(22,490)	(43,647)
Accumulated earnings	1,430,062	1,431,635
Accumulated other comprehensive loss	(32,719)	(43,644)
Treasury stock, at cost	(19,508)	(79,611)
Total shareholders’ equity	1,355,522	1,264,914
	$2,927,635	$2,675,733

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net sales	$846,817	$688,836	$1,617,531	$1,339,920
Cost of sales	570,227	463,212	1,090,035	903,728
Gross profit	276,590	225,624	527,496	436,192

Selling, general and administrative expense	108,367	92,211	208,977	180,182
Operating income	168,223	133,413	318,519	256,010

Interest expense	(9,915)	(8,979)	(19,814)	(18,021)
Other expenses, net	(2,291)	(3,639)	(4,436)	(6,788)
Income before income taxes	156,017	120,795	294,269	231,201

Provision for income taxes	(46,022)	(36,799)	(86,806)	(69,501)
Net income	$109,995	$83,996	$207,463	$161,700

Net income per common share-Basic	$.63	$.47	$1.18	$.91

Average common shares outstanding-Basic	175,487,646	178,624,152	176,075,131	178,379,815

Net income per common share-Diluted	$.61	$.46	$1.15	$.89

Average common shares outstanding-Diluted	179,395,729	182,686,329	179,796,849	182,598,444

Dividends declared per common share	$.015	$.015	$.015	$.015

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Six months ended June 30,
	2008	2007
Net income	$207,463	$161,700
Adjustments for cash from operations:
Depreciation and amortization	45,684	40,043
Stock-based compensation expense	7,196	5,992
Net change in components of working capital	(69,704)	(72,569)
Net change in other long term assets and liabilities	15,176	10,512
Cash flow provided by operations	205,815	145,678

Cash flow from investing activities:
Capital additions, net	(50,503)	(50,932)
Purchase of short-term cash investments	(8,551)	(4,208)
Investments in acquisitions	(99,474)	(37,579)
Cash flow used in investing activities	(158,528)	(92,719)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	94,277	5,510
Purchase of treasury stock	(143,693)	(51,947)
Proceeds from exercise of stock options	8,782	19,650
Excess tax benefits from stock-based payment arrangements	4,981	15,717
Dividend payments	(5,317)	(5,356)
Cash flow used in financing activities	(40,970)	(16,426)

Effect of exchange rate changes on cash and cash equivalents	(1,196)	—

Net change in cash and cash equivalents	5,121	36,533
Cash and cash equivalents balance, beginning of period	183,641	74,135
Cash and cash equivalents balance, end of period	$188,762	$110,668

Cash paid during the period for:
Interest	$19,877	$17,762
Income taxes	72,095	52,925

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, the related condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flow for the six months ended June 30, 2008 and 2007 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  The financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K (“10-K”).

Note 2-Inventories

Inventories consist of:

	June 30, 2008	December 31, 2007
Raw materials and supplies	$129,947	$112,488
Work in process	250,325	227,293
Finished goods	139,321	117,101
	$519,593	$456,882

Note 3-Reportable Business Segments

The Company has two reportable business segments: (i) interconnect products and assemblies and (ii) cable products. The interconnect products and assemblies (“Interconnect”) segment produces connectors and connector assemblies primarily for the communications, military, aerospace, industrial and automotive markets. The cable products (“Cable”) segment produces coaxial and flat ribbon cable and related products primarily for the communications markets, including cable television. The Company evaluates the performance of business segments on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes and nonrecurring gains and losses.

The segment results for the three months ended June 30, 2008 and 2007 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2008	2007	2008	2007	2008	2007
Net sales
-external	$771,112	$618,250	$75,705	$70,586	$846,817	$688,836
-inter-segment	1,162	1,255	3,970	3,335	5,132	4,590
Segment operating income	171,625	134,212	8,729	8,932	180,354	143,144

The segment results for the six months ended June 30, 2008 and 2007 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2008	2007	2008	2007	2008	2007
Net sales
-external	$1,471,737	$1,203,515	$145,794	$136,405	$1,617,531	$1,339,920
-inter-segment	2,044	2,187	8,071	7,263	10,115	9,450
Segment operating income	325,161	259,093	16,999	16,853	342,160	275,946

Reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2008 and 2007 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Segment operating income	$180,354	$143,144	$342,160	$275,946
Interest expense	(9,915)	(8,979)	(19,814)	(18,021)
Other expenses, net	(10,428)	(10,367)	(20,881)	(20,732)
Stock-based compensation expense	(3,994)	(3,003)	(7,196)	(5,992)
Income before income taxes	$156,017	$120,795	$294,269	$231,201

Note 4-Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2008 and 2007 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net Income	$109,995	$83,996	$207,463	$161,700
Currency translation adjustments	(2,330)	5,570	12,420	8,899
Revaluation of interest rate derivatives	8,333	724	(1,495)	(287)
Total comprehensive income	$115,998	$90,290	$218,388	$170,312

Note 5-Earnings Per Share

Basic earning per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which includes stock options. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding as of June 30, 2008 is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$109,995	$83,996	$207,463	$161,700
Basic average common shares outstanding	175,487,646	178,624,152	176,075,131	178,379,815
Effect of dilutive stock options	3,908,083	4,062,177	3,721,718	4,218,629
Diluted average common shares outstanding	179,395,729	182,686,329	179,796,849	182,598,444
Earnings per share:
Basic	$.63	$.47	$1.18	$.91
Diluted	$.61	$.46	$1.15	$.89

Note 6-Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc (“Honeywell”) in December 1999.) The Company and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites.  The Company and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on the indemnification provisions of the Agreement and Plan of Merger entered into in connection with the acquisition of the Company in 1987 (the “Honeywell Agreement”).  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Company management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations.  Substantially all of the environmental cleanup matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement.

Note 7-New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141R establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The areas that are most applicable to the Company with regard to SFAS 141R are: (1) that SFAS 141R requires companies to expense transaction costs as incurred; (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will need to be adjusted through income as opposed to goodwill; and (3) any noncontrolling interest will be recorded at fair value.  SFAS 141R is effective for the Company beginning January 1, 2009 and the Company will apply the provisions of SFAS 141R prospectively to any business combinations for which the acquisition date is on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements applies retrospectively for all periods presented. The areas that are most applicable to the Company with regard to SFAS 160 are: (1) SFAS 160 requires companies to classify expense related to noncontrolling interests’ share in income below net income (Earnings per share will still be determined after the impact of noncontrolling interests’ share in net income of the Company as is the current practice.)  During the periods ended June 30, 2008 and 2007, the Company included expense related to the noncontrolling interests’ share in income of $1,663 and $1,680, respectively, in other expenses, net and (2) SFAS 160 requires the liability related to noncontrolling interests to be presented as a separate caption within shareholders’ equity.  As of June 30, 2008 and December 31, 2007 the liability related to noncontrolling interests was $19,187 and $14,834, respectively, and is included in other long-term liabilities.  The Company is currently evaluating the effect of SFAS 160 to determine the impact it will have, but believes the primary impacts will be as described above.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the effect of SFAS 161 to determine the impact it will have but believes it will not significantly impact its disclosure requirements.

Note 8-Stock-Based Compensation

The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan.  The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At June 30, 2008, the maximum number of shares of common stock available for the granting of additional stock options under the Option Plans was 3,792,440. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors.  At June 30, 2008, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Plan was 260,000.  Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of the Company and implied volatility derived from related exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was based on the Company’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods. For the three months ended June 30, 2008, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $3,994 and $2,816, respectively, and these reductions were $7,196 and $5,073, respectively, for the six months ended June 30, 2008.  For the three months ended June 30, 2007, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $3,003 and $2,087, respectively, and these reductions were $5,992 and $4,104, respectively, for the six months ended June 30, 2007. The expense incurred for stock-based compensation is classified in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Income.

A summary of the Company’s outstanding options and option activity under the Option Plans and the Directors Plan (the “Plans”) as of June 30, 2008 and changes during the six months then ended is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	11,279,898	$19.72	6.55	$300,649
Options exercised	(34,075)	10.76
Options cancelled	(26,880)	24.11
Options outstanding at March 31, 2008	11,218,943	$19.73	6.31	$196,520
Options granted	2,132,700	45.98
Options exercised	(608,728)	13.82
Options cancelled	(49,880)	28.45
Options outstanding at June 30, 2008	12,693,035	$24.39	6.74	$260,048

Exercisable at June 30, 2008	6,769,897	$15.75	5.08	$197,218

A summary of the status of the Company’s non-vested options under the Plans as of June 30, 2008 and changes during the six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date Per Share

Non-vested options at December 31, 2007	5,681,951	$8.24
Options vested	(3,267)	4.26
Options cancelled	(26,880)	7.82

Non-vested options at March 31, 2008	5,651,804	$8.24
Options granted	2,132,700	14.81
Options vested	(1,811,486)	6.94
Options cancelled	(49,880)	9.26

Non-vested options at June 30, 2008	5,923,138	$11.00

During the three and six months ended June 30, 2008 and 2007, the following activity occurred under the Plans:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total intrinsic value of stock options exercised	$19,869	$46,264	$20,852	$52,599
Total fair value of stock awards vested	12,572	10,973	12,586	10,984

On June 30, 2008 the total compensation cost related to non-vested options not yet recognized under the Plans was approximately $56,508, with a weighted average expected amortization period of 4.02 years.

Note 9-Shareholders’ Equity

The Company maintains an open-market stock repurchase program (the “Program”) to repurchase shares of its common stock.  In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the Program from 10,000,000 to 20,000,000 shares of common stock in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010. Through December 31, 2007, the Company retired 6,100,000 shares of its common stock purchased for $141,000 under the Program by reducing accumulated earnings by this amount. In March 2008, the Company retired an additional 5,400,000 shares of its common stock purchased for $203,795 by reducing accumulated earnings by this amount. During the six months ended June 30, 2008, the Company purchased approximately 3,800,000 shares of its common stock for $143,693.  At June 30, 2008, approximately 7,800,000 shares of common stock may be repurchased under the Program.

The Company paid a quarterly dividend in the amount of $2,643 or $.015 per share on July 2, 2008 to shareholders of record as of June 11, 2008. Total dividends paid in 2008 including the July 2, 2008 payment were $7,992, which include dividends declared in 2007 and paid in 2008.

Note 10-Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (“U.S. Plan”) which, subject to the curtailment described below, covers its U.S. employees. U.S. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering their employees. Certain U.S. employees not covered by the U.S. Plan are covered by defined contribution plans. The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three and six months ended June 30, 2008 and 2007:

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
	2008	2007	2008	2007

Service cost	$1,958	$2,215	47	$44
Interest cost	5,820	5,377	219	208
Expected return on plan assets	(6,627)	(6,188)	—	—
Amortization of transition obligation	(27)	(25)	16	16
Amortization of prior service cost	519	392	—	—
Amortization of net actuarial losses	1,519	2,329	241	270
Net pension expense	$3,162	$4,100	$523	$538

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,
	2008	2007	2008	2007
Service cost	$3,905	$4,397	$94	$87
Interest cost	11,614	10,711	439	416
Expected return on plan assets	(13,257)	(12,347)	—	—
Amortization of transition obligation	(54)	(49)	31	31
Amortization of prior service cost	1,038	783	—	—
Amortization of net actuarial losses	3,038	4,644	482	540
Net benefits cost	$6,284	$8,139	$1,046	$1,074

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

The Company plans on making a voluntary cash contribution to the U.S. Plan of $20,000 in September 2008.  Cash contributions in 2008 and in future years will depend on a number of factors including performance of U.S. Plan assets.  In August 2006, the President signed into law the Pension Protection Act of 2006. The Pension Protection Act is effective for plan years beginning in 2008 and did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Plan benefits for salaried employees described above, the Company began matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the six months ended June 30, 2008 and 2007, the total matching contributions to these plans were approximately $948 and $882, respectively.

Note 11-Goodwill and Other Intangible Assets

As of June 30, 2008, the Company has goodwill totaling $1,171,491 of which $1,097,942 is related to the Interconnect segment with the remainder related to the Cable segment.  For the six months ended June 30, 2008, goodwill increased by $79,663 primarily as a result of recording liabilities for performance-based additional cash consideration relative to prior acquisitions of approximately $61,800 which was related to the Interconnect segment.  In addition, the Company made two acquisitions in the Interconnect segment with an aggregate acquisition price of approximately $47,100 less the fair value of net tangible assets acquired of $9,000.  These increases were offset by a reclassification of $19,700 from goodwill to other long-term assets which represents the fair value assigned to identifiable intangible assets associated with the Company’s acquisitions in 2007 and 2008. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to its 2007 and 2008 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets, other than goodwill, that are not subject to amortization.  As of June 30, 2008, the Company has acquired amortizable intangible assets with a total gross carrying amount of $73,250, of which $33,300, $26,900 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The accumulated amortization related to these intangibles as of June 30, 2008 totaled $19,100, of which $5,400, $6,600 and $2,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  Intangible assets are included in other long-term assets in the accompanying condensed consolidated balance sheets.  The acquired intangible assets have a total weighted-average useful life of approximately 10 years.  The license agreements, proprietary technology and customer relationships have a weighted-average useful life of 8 years, 15 years and 5 years, respectively.  The aggregate amortization expense for the three months ended June 30, 2008 and 2007 was approximately $2,399 and $1,377 respectively. The aggregate amortization expense for the six months ended June 30, 2008 and 2007 was approximately $4,622 and $2,749, respectively. Amortization expense estimated for each of the next five fiscal years is approximately $9,000 in 2008, $7,500 in both 2009 and 2010 and $5,500 in both 2011 and 2012.

Note 12–Long-Term Debt

The Company’s senior unsecured credit facility (“Revolving Credit Facility”) is comprised of a five-year $1,000,000 unsecured revolving credit facility that is scheduled to expire in August 2011, of which approximately $810,000 was drawn at June 30, 2008. At June 30, 2008, availability under the Revolving Credit Facility was $175,187, after a reduction of $14,813 for outstanding letters of credit. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points. The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants. At June 30, 2008, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of June 30, 2008, the Company had interest rate swap agreements of $250,000, $250,000 and $150,000 that fix the Company’s LIBOR interest rate at 4.24%, 4.85% and 4.40%, expiring in July 2008, December 2008 and December 2009, respectively.  In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250,000 and $250,000 of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively.   The fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of all swaps indicated that termination of the agreements at June 30, 2008 would have resulted in a pre-tax loss of $13,821; such loss, net of tax of $5,293, is recorded in accumulated other comprehensive loss.

Note 13–Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a new framework for measuring fair value of financial and non-financial instruments and expands related disclosures. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs.

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

The Company believes that the only financial instrument subject to SFAS 157 with interim disclosure requirements are derivative instruments which represent interest rate swaps that are independently valued using market observable Level 2 inputs including interest rate yield curves. At June 30, 2008, the fair values of derivative instruments were a liability of $13,821.

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 14 – Off-Balance Sheet Arrangement – Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  At June 30, 2008 approximately $85,000 of receivables were sold and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

Note 15 - Income Taxes

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. At June 30, 2008, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $35,020 which is included in other long-term liabilities on the accompanying condensed consolidated balance sheets..

The provision for income taxes for both the second quarter and the first six months of 2008 was at an effective rate of 29.5%. The provision for income taxes for the second quarter and the first six months of 2007 was at an effective rate of 30.5% and 30.1%, respectively.  The effective tax rate for the second quarter and the first six months of 2008 was lower due primarily to an increase in income being generated in lower tax jurisdictions.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter and six months ended June 30, 2008 compared to the quarter and six months ended June 30, 2007

Net sales were $846.8 and $1,617.5 in the second quarter and first six months of 2008 compared to $688.8 and $1,339.9 for the same periods in 2007, an increase of 23% and 21% in U.S. dollars, respectively, and 19% and 17% in local currencies, respectively. Sales of interconnect products and assemblies (approximately 91% of sales) increased 25% in U.S. dollars and 21% in local currencies in the second quarter of 2008 compared to 2007 ($771.1 in 2008 versus $618.3 in 2007) and 22% in U.S. dollars and 18% in local currencies in the first six months of 2008 compared to the same period in 2007 ($1,471.7 in 2008 versus $1,203.5 in 2007).  Sales increased in all of the Company’s major end markets including the mobile communications, telecommunications and data communications, military/aerospace and industrial/automotive markets. Sales increases occurred in all major geographic regions and resulted from the continuing development of new application specific solutions and value added products, and increased worldwide presence with the leading companies in target markets. Sales of cable products (approximately 9% of sales) increased 7% and 6% in both U.S. dollars and in local currencies in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007  ($75.7 and $145.8 in 2008 versus $70.6 and $136.4 in 2007).  This increase is primarily attributable to the impact of increased sales of coaxial cable products for the broadband communications market resulting primarily from increased capital spending by international cable operators for network upgrades and expansion.

Geographically, sales in the United States in the second quarter and first six months of 2008 increased approximately 4% and 2% compared to the same periods in 2007 ($302.0 and $594.5 in 2008 versus $291.3 and $580.5 in 2007).  International sales for the second quarter and first six months of 2008 increased approximately 37% and 35% in U.S. dollars, respectively, ($544.8 and $1,023.0 in 2008 versus $397.5 and $759.4 in 2007) and increased approximately 31% and 29% in local currency compared to the same periods in 2007. The comparatively weaker U.S. dollar in the second quarter and first six months of 2008 had the effect of increasing net sales by approximately $26.5 and $48.1 when compared to foreign currency translation rates for the same periods in 2007.

The gross profit margin as a percentage of net sales was approximately 32.7% and 32.6% for the second quarter and first six months of 2008 compared to 32.8% and 32.6% for the same periods in 2007.  The operating margins for the Cable segment decreased by approximately 1.2% and 0.7% in the second quarter and first six months of 2008 compared to the same periods in 2007. The decrease in margin for cable products is due primarily to the impact of higher material costs partially offset by the impact of price increases.  The operating margins in the interconnect segment increased approximately 0.6% in both the second quarter and first six months of 2008 when compared to the same periods in 2007 primarily as a result of the continuing development of new higher margin application specific products, strong operating leverage on incremental volume and aggressive programs of cost control partially offset by cost increases resulting primarily from higher material costs.

Selling, general and administrative expenses increased to $108.4 and $209.0 or 12.8% and 12.9% of net sales in the second quarter and first six months of 2008, respectively, compared to $92.2 and $180.2 for the same periods in 2007 which represented approximately 13.4% of sales for each period, respectively. The increase in expense in the second quarter and first six months of 2008 is primarily attributable to increases in selling expense, including increased transportation costs, resulting from higher sales volume, increased research and development spending relating to new product development and higher stock-based compensation expense.

Other expenses, net, for the second quarter of 2008 and 2007 were $2.3 and $3.6, respectively, and were comprised primarily of minority interests ($2.4 in 2008 and $2.3 in 2007), program fees on the sale of accounts receivable ($0.7 in 2008 and $1.3 in 2007) and agency and commitment fees on the Company’s senior credit facility ($0.4 in both 2008 and 2007) offset by interest income ($1.1 in 2008 and $0.5 in 2007).

    Other expenses, net, for the first six months of 2008 and 2007 were $4.4 and $6.8, respectively, and were comprised primarily of minority interests ($4.1 in  2008 and $3.9 in 2007), program fees on the sale of accounts receivable ($1.7 in 2008 and $2.6 in 2007) and agency and commitment fees on the Company’s senior credit facility ($0.9 in 2008 and $0.8 in 2007) offset by interest income ($2.1 in 2008 and $0.7 in 2007).

Interest expense for the second quarter and first six months of 2008 was $9.9 and $19.8 compared to $9.0 and $18.0 for the same periods in 2007.  The increases for the second quarter and first six months of 2008 compared to the 2007 periods are attributable to higher average debt levels reflecting borrowings to fund stock repurchases in the first quarter of 2008.

The provision for income taxes for both the second quarter and the first six months of 2008 was at an effective rate of 29.5%. The provision for income taxes for the second quarter and the first six months of 2007 was at an effective rate of 30.5% and 30.1%, respectively.  The effective tax rate for the second quarter and the first six months of 2008 was lower due primarily to an increase in income being generated in lower tax jurisdictions.

Liquidity and Capital Resources

Cash provided by operations was $205.8 in the first six months of 2008 compared to $145.7 in the same 2007 period.  The increase in cash flow related primarily to an increase in net income as well as an increase, in the 2008 period, in non-cash expenses including depreciation and amortization and stock-based compensation expense in addition to a smaller increase in the non-cash components of working capital and a larger increase in other long term liabilities. The components of working capital increased $69.7 in the first six months of 2008 due primarily to increases of $39.8 in inventory, increases of $22.8 and $14.5 in accounts receivable and prepaid expenses and other assets, respectively, as well as decreases in accrued expenses of $3.4 which were offset by an increase in accounts payable of $10.7.  The components of working capital increased $72.6 in the first six months of 2007 due primarily to increases of $39.0 and $10.8 in accounts receivable and prepaid expenses and other assets, respectively, an increase in inventory of $5.8 and decreases in accounts payable of $4.8 and accrued liabilities of $12.1.

Accounts receivable increased $44.8, due primarily to an increase in sales levels and to a lesser extent from translation resulting from the comparatively weaker U.S. dollar at June 30, 2008 compared to December 31, 2007 (“Translation”) and an increase due to acquisitions during the period.  Days sales outstanding were 69 days at both June 30, 2008 and December 31, 2007.  Inventories increased $62.7 to $519.6, primarily due to the impact of higher sales activity and to a lesser extent from Translation as well as an increase due to acquisitions. Inventory days, excluding the impact of acquisitions, increased from 80 at December 31, 2007 to 82 at June 30, 2008.  Prepaid expenses and other assets increased $19.2 to $92.1 primarily due an increase in short term cash investment balances as well as an increase in certain foreign tax receivables.  Land and depreciable assets, net, increased $22.6 to $338.8 reflecting capital expenditures of $50.5, Translation and fixed assets from acquisitions partially offset by depreciation of $40.7. Goodwill increased $79.7 to $1,171.5, primarily as a result of adjustments relative to performance-based additional cash consideration on prior acquisitions of $61.8 in addition to acquisitions completed during the period resulting in an increase of $38.1 offset by a reclassification of $19.7 from goodwill to other long-term assets which represents the fair value assigned to identifiable intangible assets associated with the Company’s acquisitions in 2007 and 2008.  Other long-term assets increased $17.8 to $61.7 primarily due to an increase in intangible assets reclassified from goodwill as discussed above.  Accounts payable increased $23.1 to $318.5 primarily as a result of an increase in purchasing activity during the period related to second quarter sales levels. Total accrued expenses increased

$16.2 to $240.2 primarily due to an increase in accrued liabilities for performance-based additional cash purchase consideration associated with certain acquisitions of $11.8 as well as an increase in accrued salaries, wages and employee benefits. Other long-term liabilities increased $15.8 to $82.7 due primarily to higher minority interest liabilities and tax related liabilities.

For the first six months of 2008 cash from operations of $205.8, net borrowings from the Revolving Credit Facility of $94.3 and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $13.8 were used to fund purchases of treasury stock of $143.7, acquisition related payments of $99.5, capital expenditures of $50.5, purchases of short-term cash investments of $8.6, dividend payments of $5.3 and an increase in cash on hand of $5.1.  For the six months of 2007 cash from operating activities of $145.7, net borrowings from the revolving credit facility of $5.5 and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $35.4 were used to fund capital expenditures of $50.9, acquisition related payments of $37.6, purchases of treasury stock of $51.9, dividend payments of $5.4, purchases of short-term investments of $4.2 and an increase in cash on hand of $36.5.

The Company’s senior unsecured credit facility (“Revolving Credit Facility”) is comprised of a five-year $1,000.0 unsecured revolving credit facility that is scheduled to expire in August 2011, of which approximately $810.0 was drawn at June 30, 2008. At June 30, 2008, availability under the Revolving Credit Facility was $175.2, after a reduction of $14.8 for outstanding letters of credit. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants. At June 30, 2008, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of June 30, 2008, the Company had interest rate swap agreements of $250.0, $250.0 and $150.0 that fix the Company’s LIBOR interest rate at 4.24%, 4.85% and 4.40%, expiring in July 2008, December 2008 and December 2009, respectively.  In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250.0 and $250.0 of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively.   The fair value of such agreements was estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of all swaps indicated that termination of the agreements at June 30, 2008 would have resulted in a pre-tax loss of $13.8; such loss, net of tax of $5.3, was recorded in accumulated other comprehensive income.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  At June 30, 2008 approximately $85.0 of receivables were sold and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and the sale of receivables under the Agreement. In addition, the Company had cash, cash equivalents and short term cash investments of $198.8 million at June 30, 2008, the majority of which is in non-U.S. accounts. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

The Company maintains an open-market stock repurchase program (the “Program”) to repurchase shares of its common stock.  In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the Program from 10 million to 20 million shares of common stock in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010. Through December 31, 2007, the Company retired 6.1 million shares of its common stock purchased for $141.0 under the Program by reducing accumulated earnings by this amount. In March 2008, the Company retired an additional 5.4 million shares of its common stock purchased for $203.8 by reducing accumulated earnings by this amount. During the six months ended June 30, 2008, the Company purchased approximately 3.8 million shares of its common stock for $143.7. At June 30, 2008, approximately 7.8 million shares of common stock may be repurchased under the Program.

The Company paid a quarterly dividend in the amount of $2.6 or $.015 per share on July 2, 2008 to shareholders of record as of June 11, 2008. Total dividends paid in 2008 including the July 2, 2008 payment were $8.0, which include dividends declared in 2007 and paid in 2008.

The Company plans on making a voluntary cash contribution to the U.S. Pension Plan of $20.0 in September 2008.  Cash contributions in 2008 and in future years will depend on a number of factors including performance of plan assets.  In August 2006, the President signed into law the Pension Protection Act of 2006. The Pension Protection Act is effective for plan years beginning in 2008 and did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, repurchase of its common stock and to repay outstanding indebtedness.  Management believes that the Company’s working capital position, cash on hand, ability to generate strong cash flow from operations, availability under its Revolving Credit Facility and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

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

The Company is currently involved in the environmental cleanup of several sites for conditions that existed at the time Amphenol Corporation was acquired from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc (“Honeywell”) in December 1999). The Company and Honeywell were named jointly and severally liable as potentially responsible parties in relation to such sites.  The Company and Honeywell have jointly consented to perform certain investigations and remedial and monitoring activities at two sites and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on the indemnification provisions of the Agreement and Plan of Merger entered into in connection with the acquisition of the Company in 1987 (the “Honeywell Agreement”).  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Company management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations.  Substantially all of the environmental cleanup matters identified by the Company to date, including those referred to above, are covered under the Honeywell Agreement

Safe Harbor Statement

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2007 Annual Report on Form 10-K.  As of June 30, 2008, the Company had interest rate swap agreements of $250.0, $250.0 and $150.0 that fix the Company’s LIBOR interest rate at 4.24%, 4.85% and 4.40%, expiring in July 2008, December 2008 and December 2009, respectively. In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250.0 and $250.0 of floating rate bank debt at 4.73% and 4.65% which go into effect in July 2008 and December 2008 and expire in July 2010 and December 2009, respectively.  At June 30, 2008, the Company’s average LIBOR rate was 4.11%.  A 10% change in the LIBOR interest rate at June 30, 2008 would have the effect of increasing or decreasing interest expense by approximately $0.4. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2008, although there can be no assurances that interest rates will not significantly change.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

The Company and its subsidiaries have been named as defendants in several legal actions in which various amounts are claimed arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, in the opinion of management, such matters are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.     Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The Company maintains an open-market stock repurchase program (the “Program”) to repurchase shares of its common stock.  In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the Program from 10 million to 20 million shares of common stock in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010. Through December 31, 2007, the Company retired 6.1 million shares of its common stock purchased for $141.0 under the Program by reducing accumulated earnings by this amount. In March 2008, the Company retired an additional 5.4 million shares of its common stock purchased for $203.8 by reducing accumulated earnings by this amount. At June 30, 2008, approximately 7.8 million shares of common stock may be repurchased under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, to January 31, 2008	1,797,881	$39.68	10,224,475	9,775,525
February 1, to February 29, 2008	1,123,985	37.97	11,348,460	8,651,540
March 1, to March 31, 2008	835,337	35.16	12,183,797	7,816,203
April 1 to April 30, 2008	—	—	—	—
May 1 to May 31, 2008	—	—	—	—
June 1, to June 30, 2008	—	—	—	—
Total	3,757,203	$38.24	12,183,797	7,816,203

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on Wednesday, May 21, 2008.  The following matters were submitted to and approved by the stockholders at the annual meeting:

(i)            The election of two directors, Ronald P. Badie and Dean H. Secord for terms to expire at the 2011 Annual Meeting. For Ronald P. Badie, the votes were cast as follows: For-154,214,286, Withheld-8,849,561.  For Dean H. Secord, the votes were cast as follows: For-160,742,232, Withheld-2,321,615.

(ii)           Ratification of Deloitte & Touche LLP as independent registered public accountants of the Company.  The votes were cast as follows: For-161,183,882, Against-1,811,066, Abstentions-68,899.

(iii)          Ratification and Approval of The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation.  The votes were cast as follows: For-159,227,327, Against-3,503,113, Abstentions-333,407.

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

10.4	First Amendment to Amended and Restated Purchase and Sale Agreement dated as of June 18, 2004 (filed as Exhibit 10.10 to the June 30, 2004 10-Q).*
10.5	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.6	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.7	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.8	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.9	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K).*
10.10	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K).*
10.11	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.12	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.13	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.14	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.15	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.16	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.17	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.18	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.19	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.20	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.21	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.22	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002. **

10.23	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.24	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.25	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.26	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.27	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.28	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.29	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation. **
10.30	2006 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.31	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.32	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the March 31, 2008 10Q).*
10.33

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.34

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the March 31, 2007 10Q).*

10.35

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.36

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.37	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.38	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
10.39	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the March 31, 2006 10Q).*
10.40	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the March 31, 2006 10Q).*
10.41	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.42	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.43	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement. **
10.44	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement. **
10.45	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the March 31, 2007 10Q).*
10.46	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the March 31, 2007 10Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. **

*    Incorporated herein by reference as stated.

**  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon Authorized Signatory and Principal Financial Officer

Date:  August 8, 2008