Form 10-Q
period 2008-09-30
AMPHENOL CORP /DE/
filed 2008-11-06
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the total number of shares outstanding of Class A Common Stock was 175,780,409.

Amphenol Corporation

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$230,741	$183,641
Accounts receivable, less allowance for doubtful accounts of $13,944 and $12,468, respectively	583,663	510,411
Inventories, net	521,859	456,882
Other current assets	95,364	72,874
Total current assets	1,431,627	1,223,808
Land and depreciable assets, less accumulated depreciation of $515,681 and $483,296, respectively	336,418	316,194
Goodwill	1,189,788	1,091,828
Other long-term assets	60,405	43,903
	$3,018,238	$2,675,733
Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$345,193	$295,391
Accrued salaries, wages and employee benefits	60,956	54,963
Accrued income taxes	46,956	39,627
Accrued acquisition-related obligations	91,670	55,212
Other accrued expenses	69,566	74,213
Current portion of long-term debt	481	1,075
Total current liabilities	614,822	520,481

Long-term debt	770,050	721,561
Accrued pension and post employment benefit obligations	86,137	101,804
Other long-term liabilities	83,657	66,973
Shareholders’ Equity:
Common stock	178	181
Additional paid-in capital (deficit)	18,195	(43,647)
Accumulated earnings	1,540,360	1,431,635
Accumulated other comprehensive loss	(75,653)	(43,644)
Treasury stock, at cost	(19,508)	(79,611)
Total shareholders’ equity	1,463,572	1,264,914
	$3,018,238	$2,675,733

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net sales	$863,658	$733,851	$2,481,189	$2,073,771
Cost of sales	582,407	494,709	1,672,442	1,398,437
Gross profit	281,251	239,142	808,747	675,334
Selling, general and administrative expense	109,931	95,792	318,908	275,974
Operating income	171,320	143,350	489,839	399,360

Interest expense	(9,772)	(9,371)	(29,586)	(27,392)
Other expenses, net	(3,348)	(4,678)	(7,784)	(11,466)
Income before income taxes	158,200	129,301	452,469	360,502

Provision for income taxes	(45,245)	(37,800)	(132,051)	(107,301)
Net income	$112,955	$91,501	$320,418	$253,201

Net income per common share-Basic	$.64	$.51	$1.82	$1.42

Average common shares outstanding-Basic	176,716,395	178,405,425	176,290,446	178,388,446

Net income per common share-Diluted	$.63	$.50	$1.78	$1.39

Average common shares outstanding-Diluted	180,134,110	182,210,197	179,910,090	182,467,606

Dividends declared per common share	$.015	$.015	$.045	$.045

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2008	2007
Net income	$320,418	$253,201
Adjustments for cash from operations:
Depreciation and amortization	69,019	60,933
Stock-based compensation expense	11,777	9,265
Net change in components of working capital	(91,365)	(65,231)
Net change in other long term assets and liabilities	835	(3,292)
Cash flow provided by operations	310,684	254,876

Cash flow from investing activities:
Capital additions, net	(83,044)	(75,803)
Purchase of short-term investments	(13,996)	(4,634)
Investments in acquisitions	(100,373)	(69,362)
Cash flow used in investing activities	(197,413)	(149,799)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	46,111	36,157
Purchase of treasury stock	(143,693)	(87,080)
Proceeds from exercise of stock options	26,909	25,461
Excess tax benefits from stock-based payment arrangements	21,267	18,873
Dividend payments	(10,617)	(8,036)
Cash flow used in financing activities	(60,023)	(14,625)

Effect of exchange rate changes on cash and cash equivalents	(6,148)	—

Net change in cash and cash equivalents	47,100	90,452
Cash and cash equivalents balance, beginning of period	183,641	74,135
Cash and cash equivalents balance, end of period	$230,741	$164,587

Cash paid during the period for:
Interest	$29,447	$26,791
Income taxes	99,910	74,306

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, the related condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flow for the nine months ended September 30, 2008 and 2007 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  The financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K.

Note 2-Inventories

Inventories consist of:

	September 30, 2008	December 31, 2007
Raw materials and supplies	$137,062	$112,488
Work in process	240,344	227,293
Finished goods	144,453	117,101
	$521,859	$456,882

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

The segment results for the three months ended September 30, 2008 and 2007 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2008	2007	2008	2007	2008	2007
Net sales
-external	$786,177	$659,343	$77,481	$74,508	$863,658	$733,851
-inter-segment	944	935	4,577	3,582	5,521	4,517
Segment operating income	175,525	144,453	8,532	9,471	184,057	153,924

The segment results for the nine months ended September 30, 2008 and 2007 are as follows:

	Interconnect products and assemblies		Cable products		Total
	2008	2007	2008	2007	2008	2007
Net sales
-external	$2,257,914	$1,862,858	$223,275	$210,913	$2,481,189	$2,073,771
-inter-segment	2,988	3,122	12,648	10,845	15,636	13,967
Segment operating income	500,686	403,546	25,531	26,324	526,217	429,870

Reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2008 and 2007 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Segment operating income	$184,057	$153,924	$526,217	$429,870
Interest expense	(9,772)	(9,371)	(29,586)	(27,392)
Other expenses, net	(11,504)	(11,979)	(32,385)	(32,711)
Stock-based compensation expense	(4,581)	(3,273)	(11,777)	(9,265)
Income before income taxes	$158,200	$129,301	$452,469	$360,502

Note 4-Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2008 and 2007 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income	$112,955	$91,501	$320,418	$253,201
Currency translation adjustments	(42,982)	10,826	(30,562)	19,725
Revaluation of interest rate derivatives	415	(2,127)	(1,080)	(2,414)
Defined benefit plan liability adjustment	(367)	—	(367)	—
Total comprehensive income	$70,021	$100,200	$288,409	$270,512

Note 5-Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which includes stock options. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding as of September 30, 2008 is as follows (dollars in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$112,955	$91,501	$320,418	$253,201
Basic average common shares outstanding	176,716,395	178,405,425	176,290,446	178,388,446
Effect of dilutive stock options	3,417,715	3,804,772	3,619,644	4,079,160
Diluted average common shares outstanding	180,134,110	182,210,197	179,910,090	182,467,606
Earnings per share:
Basic	$.64	$.51	$1.82	$1.42
Diluted	$.63	$.50	$1.78	$1.39

Excluded from the computations above were antidilutive shares of approximately 2,146,000 for the three and nine months ended September 30, 2008 and approximately 2,150,000 for the three and nine months ended September 30, 2007.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements apply retrospectively for all periods presented. The areas that are most applicable to the Company with regard to SFAS 160 are: (1) SFAS 160 requires companies to classify expense related to noncontrolling interests’ share in income below net income (earnings per share will still be determined after the impact of noncontrolling interests’ share in net income of the Company as is the current practice.)  During the nine months ended September 30, 2008 and 2007, the Company included expense related to the noncontrolling interests’ share in income of $7,615 and $7,612, respectively, in other expenses, net and (2) SFAS 160 requires the liability related to noncontrolling interests to be presented as a separate caption within shareholders’ equity.  As of September 30, 2008 and December 31, 2007 the liability related to noncontrolling interests was $22,668 and $14,834, respectively, and is included in other long-term liabilities.  The Company is currently evaluating the effect of SFAS 160 to determine the impact it will have, but believes the primary impacts will be as described above.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the effect of SFAS 161 to determine the impact it will have but believes it will not significantly impact its disclosure requirements.

Note 8-Stock-Based Compensation

The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan.  The Option Plans authorize the granting of stock options by a committee of the Board of Directors. At September 30, 2008, the maximum number of shares of common stock available for the granting of additional stock options under the Option Plans was 3,807,360. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Plan”). The Directors Plan is administered by the Board of Directors.  At September 30, 2008, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Plan was 260,000.  Options granted under the Directors Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

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

Stock-based compensation expense includes the estimated effects of forfeitures which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods. For the three months ended September 30, 2008, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $4,581 and $3,271, respectively, and these reductions were $11,777 and $8,340, respectively, for the nine months ended September 30, 2008.  For the three months ended September 30, 2007, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $3,273 and $2,316, respectively, and these reductions were $9,265 and $6,507, respectively, for the nine months ended September 30, 2007. The expense incurred for stock-based compensation is classified in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Income.

A summary of the Company’s outstanding options and option activity under the Option Plans and the Directors Plan (the “Plans”) as of September 30, 2008 and changes during the nine months then ended is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	11,279,898	$19.72	6.55	$300,649
Options exercised	(34,075)	10.76
Options cancelled	(26,880)	24.11
Options outstanding at March 31, 2008	11,218,943	$19.73	6.31
Options granted	2,132,700	45.98
Options exercised	(608,728)	13.82
Options cancelled	(49,880)	28.45
Options outstanding at June 30, 2008	12,693,035	$24.39	6.74
Options granted	5,000	45.00
Options exercised	(1,404,161)	12.91
Options cancelled	(24,920)	33.73
Options outstanding at September 30, 2008	11,268,954	$25.81	6.94	$161,462

Exercisable at September 30, 2008	5,368,616	$16.49	5.35	$126,944

A summary of the status of the Company’s non-vested options under the Plans as of September 30, 2008 and changes during the nine months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date Per Share

Non-vested options at December 31, 2007	5,681,951	$8.24
Options vested	(3,267)	4.26
Options cancelled	(26,880)	7.82

Non-vested options at March 31, 2008	5,651,804	$8.24
Options granted	2,132,700	14.81
Options vested	(1,811,486)	6.94
Options cancelled	(49,880)	9.26

Non-vested options at June 30, 2008	5,923,138	$11.00
Options granted	5,000	14.29
Options vested	(2,880)	7.25
Options cancelled	(24,920)	10.85
Non-vested options at September 30, 2008	5,900,338	$11.00

During the three and nine months ended September 30, 2008 and 2007, the following activity occurred under the Plans:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Total intrinsic value of stock options exercised	$52,297	$12,125	$73,149	$64,725
Total fair value of stock awards vested	21	50	12,606	11,034

On September 30, 2008 the total compensation cost related to non-vested options not yet recognized under the Plans was approximately $52,181 with a weighted average expected amortization period of 3.82 years.

Note 9-Shareholders’ Equity

The Company maintains an open-market stock repurchase program (the “Program”) to repurchase shares of its common stock.  In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the Program from 10,000,000 to 20,000,000 shares of common stock in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010. The Company did not purchase any shares of its common stock during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company purchased approximately 3,800,000 shares of its common stock for $143,693.  At September 30, 2008, approximately 7,800,000 shares of common stock may be repurchased under the Program.

The Company made two dividend payments in the aggregate amount of $5,300 or $.030 per share during the three months ended September 30, 2008.  Total dividends paid in 2008 were $10,617, which include dividends declared in 2007 and paid in 2008.

Note 10-Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (“U.S. Plan”) which, subject to the curtailment described below, covers its U.S. employees. U.S. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering their employees. Certain U.S. employees not covered by the U.S. Plan are covered by defined contribution plans. The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits and other benefits for the three and nine months ended September 30, 2008 and 2007:

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,
	2008	2007	2008	2007

Service cost	$1,921	$2,248	$47	$44
Interest cost	5,755	5,414	219	208
Expected return on plan assets	(6,585)	(6,216)	—	—
Amortization of transition obligation	(27)	(27)	16	16
Amortization of prior service cost	519	392	—	—
Amortization of net actuarial losses	1,514	2,338	241	270
Net benefits expense	$3,097	$4,149	$523	$538

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$5,826	$6,644	$141	$132
Interest cost	17,369	16,125	658	624
Expected return on plan assets	(19,842)	(18,563)	—	—
Amortization of transition obligation	(81)	(76)	47	48
Amortization of prior service cost	1,557	1,176	—	—
Amortization of net actuarial losses	4,552	6,983	723	810
Net benefits cost	$9,381	$12,289	$1,569	$1,614

Effective January 1, 2007, the Company effected a curtailment on the U.S. Plan which resulted in no additional benefits being credited to salaried employees in the U.S. (i) who have less than 25 years service with the Company or (ii) have not attained age 50 and who have less than 15 years of service with the Company. For affected employees, the curtailment in additional U.S. Plan benefits was replaced with a Company match defined contribution plan.

The Company made a voluntary cash contribution to the U.S. Plan of $20,000 in September 2008.  Cash contributions made in 2008 and in future years will depend on a number of factors including performance of U.S. Plan assets.  In August 2006, the President of the U.S. signed into law the Pension Protection Act of 2006. The Pension Protection Act is effective for plan years beginning in 2008 and did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Plan benefits for salaried employees described above, the Company began matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the nine months ended September 30, 2008 and 2007, the total matching contributions to these plans were approximately $1,396 and $1,279, respectively.

Note 11-Goodwill and Other Intangible Assets

As of September 30, 2008, the Company has goodwill totaling $1,189,788 of which $1,116,239 is related to the Interconnect segment with the remainder related to the Cable segment.  For the nine months ended September 30, 2008, goodwill increased by $97,960 primarily as a result of recording liabilities for performance-based additional cash consideration related to prior acquisitions of approximately $99,900, which was related to the Interconnect segment. In addition, the Company made two acquisitions in the Interconnect segment with an aggregate acquisition price of approximately $47,100 less the fair value of net tangible and identifiable intangible assets acquired of $16,000.  These increases were offset by a reclassification of $14,100 from goodwill to other long term assets which represents the fair value assigned to identifiable intangible assets associated with the Company’s acquisitions in 2007 and a reduction due to currency translation of $18,900. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to some of its 2007 and 2008 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets, other than goodwill, that are not subject to amortization.  As of September 30, 2008, the Company has acquired amortizable intangible assets with a total gross carrying amount of $75,200, of which $33,300, $27,700 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  The accumulated amortization related to these intangibles as of September 30, 2008 totaled $22,500, of which $6,000, $8,300 and $2,200 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets.  Intangible assets are included in other long-term assets in the accompanying condensed consolidated balance sheets.  The acquired intangible assets have a total weighted-average useful life of approximately 10 years.  The license agreements, proprietary technology and customer relationships have a weighted-average useful life of 8 years, 15 years and 5 years, respectively.  The aggregate amortization expense for the three months ended September 30, 2008 and 2007 was approximately $2,664 and $1,377 respectively. The aggregate amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $7,286 and $4,126, respectively. As of September 30, 2008, amortization expense estimated for each of the next five fiscal years is approximately $9,500 in 2009, $8,900 in 2010, $6,900 in 2011, $6,700 in 2012 and $3,400 in 2013.

Note 12–Long-Term Debt

The Company’s senior unsecured credit facility (“Revolving Credit Facility”) is comprised of a five-year $1,000,000 unsecured revolving credit facility that is scheduled to expire in August 2011, of which approximately $760,000 was drawn at September 30, 2008. At September 30, 2008, availability under the Revolving Credit Facility was $225,182 after a reduction of $14,818 for outstanding letters of credit. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points. The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants. At September 30, 2008, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of September 30, 2008, the Company had interest rate swap agreements of $250,000, $150,000 and $250,000 that fix the Company’s LIBOR interest rate at 4.85%, 4.40% and 4.73%, expiring in December 2008, December 2009 and July 2010, respectively.  In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250,000 of floating rate bank debt at 4.65% which go into effect in December 2008 and expire in December 2009.  The fair value of swaps indicated that termination of the agreements at September 30, 2008 would have resulted in a pre-tax loss of $13,148; such loss, net of tax of $5,036, is recorded in accumulated other comprehensive loss.

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

The Company believes that the only financial instrument subject to SFAS 157 with interim disclosure requirements are derivative instruments which represent interest rate swaps that are independently valued using market observable Level 2 inputs including interest rate yield curves. At September 30, 2008, the fair values of derivative instruments were a liability of $13,148.

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 14 – Off-Balance Sheet Arrangement – Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  At September 30, 2008 and December 31, 2007, approximately $85,000 of receivables were sold and are therefore not reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Note 15 - Income Taxes

The provision for income taxes for the third quarter and the first nine months of 2008 was at an effective rate of 28.6% and 29.2%, respectively. The provision for income taxes for the third quarter and the first nine months of 2007 was at an effective rate of 29.2% and 29.8%, respectively.  The effective tax rates for the third quarter and the first nine months of 2008 were lower than the respective 2007 rates due primarily to an increase in income being generated in lower tax jurisdictions.

At September 30, 2008, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $37,305, the majority of which is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter and nine months ended September 30, 2008 compared to the quarter and nine months ended September 30, 2007

Net sales were $863.7 and $2,481.2 in the third quarter and first nine months of 2008 compared to $733.9 and $2,073.8 for the same periods in 2007, an increase of 18% and 20% in U.S. dollars, respectively, and 16% and 17% in local currencies, respectively. Sales of interconnect products and assemblies (approximately 91% of sales) increased 19% in U.S. dollars and 17% in local currencies in the third quarter of 2008 compared to 2007 ($786.2 in 2008 versus $659.4 in 2007) and 21% in U.S. dollars and 18% in local currencies in the first nine months of 2008 compared to the same period in 2007 ($2,258.0 in 2008 versus $1,862.9 in 2007).  Sales increased in all of the Company’s major end markets including the mobile communications, military/aerospace, telecommunications and data communications and industrial/automotive markets. Sales increases occurred in all major geographic regions and resulted from the continuing development of new application specific solutions and value added products, and increased worldwide presence with the leading companies in target markets. Sales of cable products (approximately 9% of sales) increased 4% and 5% in U.S. dollars and 6% in local currencies in both the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007 ($77.5 and $223.3 in 2008 versus $74.5 and $210.9 in 2007).  This increase is primarily attributable to the impact of increased sales of coaxial cable products for the broadband communications market resulting primarily from increased capital spending by international cable operators for network upgrades and expansion.

Geographically, sales in the United States in the third quarter and first nine months of 2008 increased approximately 3% and 2% compared to the same periods in 2007 ($294.5 and $886.2 in 2008 versus $285.2 and $865.8 in 2007).  International sales for the third quarter and first nine months of 2008 increased approximately 27% and 32% in U.S. dollars, respectively, ($569.2 and $1,595.0 in 2008 versus $448.7 and $1,208.0 in 2007) and increased approximately 24% and 27% in local currency compared to the same periods in 2007. The comparatively weaker U.S. dollar for the third quarter and first nine months of 2008 had the effect of increasing net sales by approximately $15.9 and $64.0 when compared to foreign currency translation rates for the same periods in 2007.

The gross profit margin as a percentage of net sales was approximately 32.6% for both the third quarter and first nine months of 2008 and for the same periods in 2007.  The operating margins in the Interconnect segment increased approximately 0.4% and 0.5% in the third quarter and first nine months of 2008, respectively, when compared to the same periods in 2007, primarily as a result of the continuing development of new higher margin application specific products, strong operating leverage on incremental volume and aggressive programs of cost control partially offset by cost increases resulting primarily from higher material costs. The operating margins for the Cable segment decreased by approximately 1.7% and 1.1% in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007. The decrease in margin for cable products is due primarily to the impact of higher material costs partially offset by the impact of price increases.

Selling, general and administrative expenses increased to $109.9 and $318.9 or 12.7% and 12.9% of net sales in the third quarter and first nine months of 2008, respectively, compared to $95.8 and $276.0 for the same periods in 2007 which represented approximately 13.1% and 13.3% of sales, respectively. The increase in expense in the third quarter and first nine months of 2008 is primarily attributable to increases in selling expense, including increased transportation costs as well as payroll and fringe related costs, resulting from higher sales volume, increased research and development spending relating to new product development and higher stock-based compensation expense.

Other expenses, net, for the third quarter of 2008 and 2007 were $3.3 and $4.7, respectively, and were comprised primarily of minority interests ($3.5 in 2008 and $3.7 in 2007), program fees on the sale of accounts receivable ($0.7 in 2008 and $1.3 in 2007) and agency and commitment fees on the Company’s Revolving Credit Facility ($0.5 in both 2008 and 2007) offset by interest income ($1.3 in 2008 and $0.8 in 2007).

Other expenses, net, for the first nine months of 2008 and 2007 were $7.8 and $11.5, respectively, and were comprised primarily of minority interests ($7.6 in both 2008 and 2007), program fees on the sale of accounts receivable ($2.4 in 2008 and $3.9 in 2007) and agency and commitment fees on the Company’s Revolving Credit Facility ($1.3 in both 2008 and 2007) offset by interest income ($3.3 in 2008 and $1.6 in 2007).

Interest expense for the third quarter and first nine months of 2008 was $9.8 and $29.6 compared to $9.4 and $27.4 for the same periods in 2007.  The increases for the third quarter and first nine months of 2008 compared to the 2007 periods are attributable to higher average debt levels reflecting borrowings to fund stock repurchases in the first quarter of 2008.

The provision for income taxes for the third quarter and the first nine months of 2008 was at an effective rate of 28.6% and 29.2%, respectively. The provision for income taxes for the third quarter and the first nine months of 2007 was at an effective rate of 29.2% and 29.8%, respectively.  The effective tax rates for the third quarter and the first nine months of 2008 were lower than the respective 2007 rates due primarily to an increase in income being generated in lower tax jurisdictions.

Liquidity and Capital Resources

Cash provided by operations was $310.7 in the first nine months of 2008 compared to $254.9 in the same 2007 period.  The increase in cash flow related primarily to an increase in net income as well as an increase, in the 2008 period, in non-cash expenses including depreciation and amortization and stock-based compensation expense in addition to an increase in other long-term liabilities offset by a larger increase in the non-cash components of working capital. The components of working capital increased $91.4 in the first nine months of 2008 due primarily to increases of $74.9 in accounts receivable and increases of $60.1 and $30.4 in inventory and other current assets, respectively, which were offset by increases in accounts payable and accrued liabilities of $45.3 and $28.7, respectively.  The components of working capital increased $65.2 in the first nine months of 2007 due primarily to increases of $67.2 and $11.9 in accounts receivable and other current assets, respectively, and an increase in inventory of $18.2 offset by increases in accounts payable and accrued liabilities of $29.1 and $3.0, respectively.

Accounts receivable increased $73.3, due primarily to an increase in sales levels and an increase due to acquisitions during the period, partially offset by translation resulting from the comparatively stronger U.S. dollar at September 30, 2008 compared to December 31, 2007 (“Translation”).  Days sales outstanding was 70 days at September 30, 2008 and 69 days at December 31, 2007.  Inventories increased $65.0 to $521.9, primarily due to the impact of higher sales activity as well as an increase due to acquisitions partially offset by Translation. Inventory days, excluding the impact of acquisitions, increased from 80 at December 31, 2007 to 82 at September 30, 2008.  Other current assets increased $22.5 to $95.4 primarily due to an increase in short term cash investment balances as well as an increase in certain foreign tax receivables.  Land and depreciable assets, net, increased $20.2 to $336.4 reflecting capital expenditures of $83.4, and fixed assets from acquisitions offset by depreciation of $61.2 and to a lesser extent from Translation. Goodwill increased $98.0 to $1,189.8 primarily as a result of adjustments relative to performance-based additional cash consideration on prior acquisitions of $99.9 in addition to acquisitions completed during the period resulting in an increase of $31.1. This increase was offset by a reclassification of $14.1 from goodwill to other long-term assets, which represents the fair value assigned to identifiable intangible assets associated with the Company’s acquisitions in 2007 and a reduction due to foreign currency translation of $18.9.  Other long-term assets increased $16.5 to

$60.4 primarily due to an increase in identifiable intangible assets resulting from 2008 acquisitions as well as intangible assets reclassified from goodwill as discussed above partially offset by amortization of the intangible asset balances.  Accounts payable increased $49.8 to $345.2 primarily as a result of an increase in purchasing activity during the period related to third quarter sales levels offset by Translation. Total accrued expenses increased $45.1 to $269.1 primarily due to a net increase in accrued liabilities for performance-based additional cash purchase consideration associated with certain acquisitions of $36.5 as well as an increase in accrued salaries, wages and employee benefits partially offset by Translation. Accrued pension and post employment benefit obligations decreased $15.7 to $86.1 primarily resulting from a $20.0 contribution made to the Company’s pension plan in September 2008 and to a lesser extent from Translation partially offset by 2008 expense provisions.  Other long-term liabilities increased $16.7 to $83.7 due primarily to higher minority interest liabilities and tax related liabilities.

For the first nine months of 2008, cash from operations of $310.7, net borrowings from the Revolving Credit Facility of $46.1 and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $48.2 were used to fund purchases of treasury stock of $143.7, acquisition related payments of $100.4, capital expenditures of $83.0, purchases of short-term investments of $14.0, dividend payments of $10.6 and an increase in cash on hand of $47.1.  For the first nine months of 2007, cash from operations of $254.9, net borrowings from the Revolving Credit Facility of $36.2, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $44.3 and proceeds from the disposal of fixed assets of $0.9 were used to fund capital expenditures of $76.7, acquisition related payments of $69.4, purchases of treasury stock of $87.1, dividend payments of $8.0, purchases of short-term investments of $4.6 and an increase in cash on hand of $90.5.

The Company’s senior unsecured Revolving Credit Facility is comprised of a five-year $1,000.0 unsecured revolving credit facility that is scheduled to expire in August 2011, of which approximately $760.0 was drawn at September 30, 2008. At September 30, 2008, availability under the Revolving Credit Facility was $225.2 after a reduction of $14.8 for outstanding letters of credit. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points. The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants. At September 30, 2008, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of September 30, 2008, the Company had interest rate swap agreements of $250.0, $150.0 and $250.0 that fix the Company’s LIBOR interest rate at 4.85%, 4.40% and 4.73%, expiring in December 2008, December 2009 and July 2010, respectively.  In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250.0 of floating rate bank debt at 4.65% which go into effect in December 2008 and expire in December 2009.  The fair value of swaps indicated that termination of the agreements at September 30, 2008 would have resulted in a pre-tax loss of $13.1; such loss, net of tax of $5.0, is recorded in accumulated other comprehensive loss.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  At September 30, 2008 approximately $85.0 of receivables were sold and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheets.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions as well as for liabilities for performance-based additional cash consideration on prior acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and the sale of receivables under the Agreement. In addition, the Company had cash, cash equivalents and short-term investments of $246.2 million at September 30, 2008, the majority of which is in non-U.S. accounts. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

The Company maintains an open-market stock repurchase program (the “Program”) to repurchase shares of its common stock.  In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the Program from 10 million to 20 million shares of common stock in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010. The Company did not purchase any shares of its common stock during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company purchased approximately 3.8 million shares of its common stock for $143.7. At September 30, 2008, approximately 7.8 million shares of common stock may be repurchased under the Program.

The Company made two dividend payments in the aggregate amount of $5.3 or $.030 per share during the three months ended September 30, 2008. Total dividends paid in 2008 were $10.6, which include dividends declared in 2007 and paid in 2008.

The Company made a voluntary cash contribution to the U.S. Pension Plan of $20.0 in September 2008. Cash contributions made in 2008 and in future years will depend on a number of factors including performance of plan assets.  In August 2006, the President signed into law the Pension Protection Act of 2006. The Pension Protection Act is effective for plan years beginning in 2008 and did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company intends to retain the remainder of its earnings to provide funds for the operation and expansion of the Company’s business, to repurchase its common stock and to repay outstanding indebtedness.  Management believes that the Company’s working capital position, cash on hand, expected continuing ability to generate strong cash flow from operations, availability under its Revolving Credit Facility and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2007 Annual Report on Form 10-K.  As of September 30, 2008, the Company had interest rate swap agreements of $250.0, $150.0 and $250.0 that fix the Company’s LIBOR interest rate at 4.85%, 4.40% and 4.73%, expiring in December 2008, December 2009, and July 2010, respectively. In October 2007, the Company entered into interest rate swaps that fix the Company’s LIBOR interest rate on $250.0 of floating rate bank debt at 4.65% which go into effect in December 2008 and expire in December 2009. At September 30, 2008, the Company’s average LIBOR rate was 4.51%.  A 10% change in the LIBOR interest rate at September 30, 2008 would have the effect of increasing or decreasing interest expense by approximately $0.4. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2008, although there can be no assurances that interest rates will not significantly change.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The Company maintains an open-market stock repurchase program (the “Program”) to repurchase shares of its common stock.  In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the Program from 10 million to 20 million shares of common stock in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010. At September 30, 2008, approximately 7.8 million shares of common stock may be repurchased under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31, 2008	1,797,881	$39.68	10,224,475	9,775,525
February 1 to February 29, 2008	1,123,985	37.97	11,348,460	8,651,540
March 1 to March 31, 2008	835,337	35.16	12,183,797	7,816,203
April 1 to April 30, 2008	—	—	—	—
May 1 to May 31, 2008	—	—	—	—
June 1 to June 30, 2008	—	—	—	—
July 1 to July 31, 2008	—	—	—	—
August 1 to August 31, 2008	—	—	—	—
September 1 to September 30, 2008	—	—	—	—
Total	3,757,203	$38.24	12,183,797	7,816,203

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

10.2	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.3	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.4	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.5	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.6	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K).*
10.7	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K).*
10.8	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.9	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.10	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.12	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.13	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.14	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.15	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.16	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.17	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.18	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.19	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*
10.20	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.21	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.22	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.23	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*

10.24	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.25	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.26	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.27	2006 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.28	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.29	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the March 31, 2008 10-Q).*
10.30

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as an Exhibit to the Form 8-K filed on July 20, 2005).*

10.31

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the March 31, 2007 10-Q).*

10.32

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.33

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.34	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.35	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
10.36	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the March 31, 2006 10-Q).*
10.37	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the March 31, 2006 10-Q).*
10.38	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.39	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.40	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.41	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.42	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the March 31, 2007 10-Q).*
10.43	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the March 31, 2007 10Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

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

Date:  November 6, 2008