Form 10-K
period 2008-12-31
AMPHENOL CORP /DE/
filed 2009-02-23
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
203-265-8900
(Address of Principal Executive Offices, Zip Code, Registrant’s Telephone
Number, including Area Code)

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

Yes  ☐  No ☒

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $7,874 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2008.

As of January 31, 2009, the total number of shares outstanding of Registrant’s Class A Common Stock was 171,187,318.

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

•                     a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation, alternative energy, natural resource exploration and traditional and hybrid- electrical automotive applications; and

•                     commercial aerospace and military applications.

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2008, the Company reported net sales, operating income and net income of $3,236.5 million, $632.2 million and $419.2 million, respectively. The table below summarizes information regarding the Company’s primary markets and end applications for the Company’s products:

	Information Technology & Communications	Industrial/Automotive	Commercial Aerospace & Military

Percentage of Sales	62%	19%	19%

Primary End Applications

Wireless Communication Systems

•wireless handsets and personal communication devices

•wireless infrastructure equipment

•base stations

•cell sites

Broadband Networks

•cable television networks

•set top converters

•high-speed data kits

•cable modems

•network switching equipment

Factory automation

Instrumentation

Automobile safety

systems and

on-board electronics

Hybrid-electrical vehicles

Mass transportation

Oil exploration

Off-road construction

Medical equipment

Satellite radio systems

Geophysical

Alternative energy

Military and Commercial

       Aircraft

•avionics

•engine controls

•flight controls

•passenger related systems

Missile systems

Military communications

systems

Satellite and space programs

Radar systems Military vehicles Ordnance

	Telecommunications and Data Communications •servers and storage systems •computers, personal computers and related peripherals •data networking equipment •routers, and switches

The Company designs and manufactures connectors and interconnect systems, which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is the second largest connector and interconnect product manufacturer in the world. The Company has developed a broad range of connector and interconnect products for the information technology and communications equipment applications including the converging voice, video and data communications markets. The Company offers a broad range of interconnect products for factory automation and motion control systems, machine tools, instrumentation and medical systems, mass transportation applications and automotive applications, including airbags, pretensioner seatbelts and other on-board automotive electronics. In addition, the Company is the leading supplier of high performance, military-specification, circular environmental connectors that require superior reliability and performance under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as solar and wind power generation, oil exploration, medical equipment, hybrid-electrical vehicles and off-road construction.

The Company is a global manufacturer employing advanced manufacturing processes. The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Africa and Asia. The Company sells its products through its own global sales force, independent manufacturers’ representatives and a global network of electronics distributors to thousands of OEMs in approximately 60 countries throughout the world. The Company also sells certain products to electronic manufacturing services (“EMS”), to original design manufacturing (“ODM”) companies and to communication network operators.  For 2008, approximately 40% of the Company’s net sales were in North America, 21% were in Europe and 39% were in Asia and other countries.

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

The Company and industry analysts estimate that the worldwide sales of interconnect products were approximately $45 billion in 2008. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors and interconnect systems worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 44% in 2008.

The Company’s acquisition strategy is focused on the consolidation of this highly fragmented industry.  The Company targets acquisitions on a global basis in high growth segments that have complementary capabilities to the Company from a product, customer or geographic standpoint.  The Company looks to add value to smaller companies through its global capabilities and generally expects acquisitions to be accretive to performance in the first year.  In 2008, the Company spent approximately $136 million on acquisitions, including payments for performance-based additional cash consideration. A significant portion of this spending was made on three acquisitions in target markets, including the wireless infrastructure, military/aerospace and internet markets, which broadened and enhanced its product offering in these areas.

Business Segments

The following table sets forth the dollar amounts of the Company’s net trade sales for its business segments. For a discussion of factors affecting changes in sales by business segment and additional segment financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2008	2007	2006
	(dollars in thousands)
Net trade sales by business segment:
Interconnect products and assemblies	$2,950,570	$2,569,281	$2,207,508
Cable products	285,901	281,760	263,922

	$3,236,471	$2,851,041	$2,471,430

Net trade sales by geographic area (1):
United States	$1,159,349	$1,155,846	$1,059,974
China	557,243	382,489	264,972
Other International locations	1,519,879	1,312,706	1,146,484

	$3,236,471	$2,851,041	$2,471,430

(1)                                  Based on customer location to which product is shipped.

Interconnect Products and Assemblies.  The Company produces a broad range of interconnect products and assemblies primarily for voice, video and data communication systems, commercial aerospace and military systems, automotive and mass transportation applications, and industrial and factory automation equipment.  Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission.  Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment.  The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: engineered cable assemblies used in base stations for wireless communication systems and internet networking equipment; smart card acceptor and other interconnect devices used in mobile telephones; set top boxes and other applications to facilitate reading data from smart cards; fiber optic connectors used in fiber optic signal transmission; backplane and input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; sculptured flexible circuits used for integrating printed circuit boards in communication applications and hinge products used in mobile phone and other mobile communication devices.  The Company also designs and produces a broad range of radio frequency connector products and antennas used in telecommunications, computer and office equipment, instrumentation equipment, local area networks and automotive electronics.  The Company’s radio frequency interconnect products and assemblies are also used in base stations, mobile communication devices and other components of cellular and personal communications networks.

The Company believes that it is the largest supplier of high performance, military-specification, circular environmental connectors. Such connectors require superior performance and reliability under conditions of stress and in hostile environments. High performance environmental connectors and interconnect systems are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that the connectors are subject to rapid and severe temperature changes, vibration, humidity and nuclear radiation. Frequent applications of these connectors and interconnect systems include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy, medical instrumentation, geophysical applications and off-road construction equipment. The Company also designs and produces industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety products including interconnect devices and systems used in automotive airbags, pretensioner seatbelts, antilock braking systems and other on-board automotive electronic systems. The Company also designs and produces highly-engineered cable and backplane assemblies. Such assemblies are specially designed by the Company in conjunction with OEM customers for specific applications, primarily for computer, wired and wireless communication systems, office equipment, industrial and aerospace applications. The cable assemblies utilize the Company’s connector and cable products as well as components purchased from others.

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

The Company is also a leading producer of high speed data cables and specialty cables, which are used to connect internal components in systems with space and component configuration limitations.  Such products are used in computer and office equipment applications as well as in a variety of telecommunication applications.

International Operations

The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.  Approximately 64% of the Company’s sales for the year ended December 31, 2008 were outside the United States. Approximately 17%  of the Company’s sales were sold to customers in China, and the Company has international manufacturing and assembly facilities in China, Taiwan, Korea, India, Japan, Malaysia, Europe, Canada, Latin America, Africa and Australia.  European operations include manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, Slovakia and Estonia and sales offices in most European markets. The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world.  The Company has low cost manufacturing and assembly facilities in China, Mexico, India, Eastern Europe and Africa to serve regional and world markets.

Customers

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 7% of net sales for the year ended December 31, 2008. The Company sells its products to over 10,000 customer locations worldwide. The Company’s products are sold directly to OEMs, contract manufacturers, cable system operators, telecommunication companies and through manufacturers’ representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability and have competitive prices.

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

The Company’s sales to distributors represented approximately 15% of the Company’s 2008 sales. The Company’s recognized brand names, including “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex,” “Sine,” “Spectra-Strip,” “Pyle-National,” “Matrix,” “Kai Jack” and others, together with the Company’s strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

Manufacturing

The Company employs advanced manufacturing processes including molding, stamping, plating, turning, extruding, die casting and assembly operations as well as proprietary process technology for specialty and coaxial cable production. The Company’s manufacturing facilities are generally vertically integrated operations from the initial design stage through final design and manufacturing. Outsourcing of certain fabrication processes is used when cost-effective. Substantially all of the Company’s manufacturing facilities are certified to the ISO9000 series of quality standards, and many of the Company’s manufacturing facilities are certified to other quality standards, including QS9000, ISO14000 and TS16469.

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

Research and Development

The Company’s research and development expense for the creation of new and improved products and processes was $68.1 million, $62.4 million and $53.7 million for 2008, 2007 and 2006, respectively. The Company’s research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet specific customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

The Company owns a number of active patents worldwide. The Company also regards its trademarks “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex” and “Spectra-Strip” to be of material value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks. The Company has rights to other registered and unregistered trademarks which it believes to be of value to its businesses. While the Company considers its patents and trademarks to be valuable assets, the Company does not believe that its competitive position is dependent on patent or trademark protection or that its operations are dependent on any individual patent or trademark.

Competition

The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. In the area of coaxial cable for cable television, the Company believes that it and CommScope are the primary world providers of such cable; however, CommScope is larger than the Company in this market. In addition, the Company faces competition from other companies that have concentrated their efforts in one or more areas of the coaxial cable market.

Backlog

The Company estimates that its backlog of unfilled orders was $505 million and $523 million at December 31, 2008 and 2007, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications related markets (including wireless communications, telecom & data communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2008, the Company had approximately 30,000 full-time employees worldwide of which approximately 21,100 were located in low cost regions. Of these employees, approximately 24,200 were hourly employees and the remainder were salaried. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

Since 1987, the Company has not been identified nor has it been named as a potentially responsible party with respect to any other significant on-site or off-site hazardous waste matters. In addition, the Company believes that its manufacturing activities and disposal practices since 1987 have been in material compliance with applicable environmental laws and regulations. Nonetheless, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Although the Company is unable to predict with any reasonable certainty the extent of its ultimate liability with respect to any pending or future environmental matters, the Company believes, based upon information currently known by management about the Company’s manufacturing activities, disposal practices and estimates of liability with respect to known environmental matters, that any such liability will not be material to its financial condition or results of operations.

Other

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on its web site, www.amphenol.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492.

Cautionary Information for Purposes of Forward Looking Statements

Statements made by the Company in written or oral form to various persons, including statements made in this annual report on Form 10-K and other filings with the SEC, that are not strictly historical facts are “forward looking” statements. Such statements should be considered as subject to uncertainties that exist in the Company’s operations and business environment. Certain of the risk factors, assumptions or uncertainties that could cause the Company to fail to conform with expectations and predictions are described below under the caption “Risk Factors” in Part I, Item IA and elsewhere in this Form 10-K.  Should one or more of these risks or uncertainties occur, or should our assumptions prove incorrect, actual results may vary materially from those described in this Form 10-K as anticipated, believed, estimated or expected.  We do not intend to update these forward looking statements.

Item 1A. Risk Factors

Investors should carefully consider the risks described below and all other information in this Form 10-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair the Company’s business and operations.

If any of the following risks actually occur, the Company’s business and consolidated financial statements could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors may lose all or part of their investment.

The Company is dependent on the communications industry, including telecommunication and data communication, wireless communications and broadband communications.

Approximately 62% of the Company’s revenues for the year ended December 31, 2008 came from sales to the communications industry, including telecommunication and data communication, wireless communications and broadband communications. Demand for these products is subject to rapid technological change (see below—“The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant price pressure on their suppliers, including the Company. The loss of one or more of the large communications customers could have a material adverse effect on the Company’s business. There can be no assurance that the Company will be able to continue to compete successfully in the communications industry, and the Company’s failure to do so could have an adverse effect on the Company’s results of operations.

Approximately 10% of the Company’s 2008 revenues came from sales to the broadband communications industry. Demand for the Company’s broadband communications products depends primarily on capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending, and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, acquisitions of cable television operators by non-cable television operators, cable system consolidation within the industry, the financial condition of domestic cable television operators and their access to financing, competition from satellite, telephone and television providers and telephone companies, technological developments and new legislation and regulation of cable television operators. There can be no assurance that existing levels of cable television capital spending will continue or that cable television spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 15% of the Company’s 2008 revenues came from sales to the military market. The Company participates in a broad spectrum of defense programs and believes that no one program accounted for more than 1% of its 2008 revenues. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. However, the Company’s sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Nevertheless, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A decline in U.S. defense expenditures and defense expenditures generally could adversely affect the Company’s business.

The Company encounters competition in substantially all areas of its business.

The Company competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. There can be no assurance that additional competitors will not enter the Company’s existing markets, nor can there be any assurance that the Company will be able to compete successfully against existing or new competition, and the inability to do so could have an adverse effect on the Company’s business and operations.

The Company is dependent on the acceptance of new product introductions for continued revenue growth.

The Company estimates that products introduced in the last two years accounted for approximately 29% of 2008 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails to or is significantly delayed in introducing new product line concepts or if the Company’s new products do not meet with market acceptance, our results of operations may be adversely affected.

Covenants in the Company’s credit agreements may adversely affect the Company.

The Company’s bank credit agreements contain financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth and limits on incurrence of liens. Although the Company believes none of these covenants are presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the Company’s credit agreements. Upon the occurrence of an event of default under any of the Company’s credit facilities, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Company’s credit facilities and other indebtedness. See “Liquidity and Capital Resources.”

Downgrades of the Company’s debt rating could adversely affect the Company’s results of operations and financial position.

If the credit rating agencies that rate the Company’s debt were to downgrade the Company’s credit rating in conjunction with a deterioration of the Company’s performance, it may increase the Company’s cost of capital and make it more difficult for the Company to obtain new financing, which could adversely affect the Company’s business.

The Company’s results may be negatively affected by changing interest rates.

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. The Company utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates. As of December 31, 2008, the Company had interest rate protection in the form of swaps that effectively fixed the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate bank debt at 4.40%, 4.65% and 4.73%, expiring in December 2009, December 2009 and July 2010, respectively.

A 10% change in the LIBOR interest rate at December 31, 2008 would have the effect of increasing or decreasing interest expense by approximately $0.2 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2009, although there can be no assurances that interest rates will not significantly change.

The Company’s results may be negatively affected by foreign currency exchange rates.

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency and by managing its working capital. There can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations, which could have an adverse effect on the results of the Company’s operations.

The Company is subject to the risks of political, economic and military instability in countries outside the United States.

Non-U.S. markets account for a substantial portion of the Company’s business.  During 2008, non-U.S. markets constituted approximately 64% of the Company’s net sales. The Company employs more than 85% of its workforce outside the United States. The Company’s customers are located throughout the world and it has many manufacturing, administrative and sales facilities outside the United States. Because of the Company’s extensive non-U.S. operations, it is exposed to risks that could negatively affect sales or profitability, including:

•                  tariffs, trade barriers and trade disputes;

•                  regulations related to customs and import/export matters;

•                  longer payment cycles;

•                  tax issues, such as tax law changes, examinations by taxing authorities, variations in tax laws from country to country as compared to the United States, and difficulties in repatriating in a tax-efficient manner cash generated or held abroad;

•                  challenges in collecting accounts receivable;

•                  employment regulations and local labor conditions;

•                  difficulties protecting intellectual property;

•                  instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; and

•                  the impact of each of the foregoing on our outsourcing and procurement arrangements.

The Company may experience difficulties and unanticipated expense of assimilating newly acquired businesses, including the potential for the impairment of goodwill.

The Company has completed a number of acquisitions in the past few years. It is possible the Company may experience difficulty integrating such acquisitions and further that the acquisitions may not perform as expected. At December 31, 2008, the total assets of the Company were $2,994.2 million, which included $1,232.3 million of goodwill. The goodwill arose as the excess of the purchase price, inclusive of performance-based cash consideration, over the fair value of net assets of businesses acquired. The Company performs annual evaluations for the potential impairment of the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142. Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a non-cash charge to its income statement for the impairment of goodwill.

The Company may experience difficulties in obtaining a consistent supply of materials at stable pricing levels, which could adversely affect its results of operations.

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

The Company’s continued success depends upon its continued ability to hire and retain key employees at its operations around the world. Any difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives may have adverse effects on the Company’s performance.

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

Item 1B. Unresolved Staff Comments

 Not applicable.

Item 2. Properties

The Company’s fixed assets include certain plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2008, the Company operated a total of 208 plants and warehouses of which (a) the locations in the U.S. had approximately 2.6 million square feet, of which 1.2 million square feet were leased; (b) the locations outside the U.S. had approximately 5.2 million square feet, of which 3.9 million square feet were leased; and (c) the square footage by segment was approximately 6.8 million square feet and 1.0 million square feet for the interconnect products segment and the cable products segment, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the last quarter of the year ended December 31, 2008.

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

The Company affected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low sales prices for the common stock for both 2008 and 2007 as reported on the New York Stock Exchange.

	2008		2007
	High	Low	High	Low

First Quarter	$45.48	$34.19	$34.06	$30.75
Second Quarter	50.00	37.66	36.63	32.80
Third Quarter	52.28	39.10	40.11	33.28
Fourth Quarter	40.50	18.38	47.16	39.49

As of January 31, 2009, there were 48 holders of record of the Company’s common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

The Company pays a quarterly dividend on its common stock of $.015 per share.  Cumulative dividends declared during 2008 were $10.5 million. Total dividends paid in 2008 were $10.6 million including those declared in 2007 and paid in 2008.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business, to repurchase shares of its common stock and to repay outstanding indebtedness.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2008:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	11,229,837	$25.82	4,089,560
Equity compensation plans not approved by security holders	—	—	—
Total	11,229,837	$25.82	4,089,560

Purchases of Equity Securities

The Company maintains an open-market stock repurchase program (the “Program”) to repurchase shares of its Common Stock. In January 2008, the Company announced that its Board of Directors authorized an increase to the number of shares which may be purchased under the program from 10.0 to 20.0 million shares in addition to extending the Program’s maturity date from December 31, 2008 to January 31, 2010.  Through December 31, 2007, the Company retired 6.1 million shares of its Common Stock purchased for $141.0 million under the Program.  During 2008, an additional 12.1 million shares of its Common Stock purchased for $293.6 million and $79.6 million in 2008 and 2007, respectively, were retired by the Company.  In both cases, accumulated earnings were reduced by the respective purchase amounts. At December 31, 2008, approximately 1.8 million shares of Common Stock remained available for repurchase under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Pur- chased as Part of Publicly An- nounced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Pro- grams
January 1 to January 31, 2008	1,797,881	$39.68	1,797,881	9,775,525
February 1 to February 29, 2008	1,123,985	37.97	1,123,985	8,651,540
March 1 to March 31, 2008	835,337	35.16	835,337	7,816,203
April 1 to April 30, 2008	—	—	—	7,816,203
May 1 to May 31, 2008	—	—	—	7,816,203
June 1 to June 30, 2008	—	—	—	7,816,203
July 1 to July 31, 2008	—	—	—	7,816,203
August 1 to August 31, 2008	—	—	—	7,816,203
September 1 to September 30, 2008	—	—	—	7,816,203
October 1 to October 31, 2008	1,355,910	24.00	1,355,910	6,460,293
November 1 to November 30, 2008	4,609,804	25.47	4,609,804	1,850,489
December 1 to December 31, 2008	—	—	—	1,850,489
Total	9,722,917	$30.20	9,722,917	1,850,489

Item 6.  Selected Financial Data

(dollars in thousands, except per share data)

	2008	2007	2006		2005	2004

Operations
Net sales	$3,236,471	$2,851,041	$2,471,430		$1,808,147	$1,530,446
Net income	419,151	353,194	255,691	(1)	206,339	163,311
Net income per common share—Diluted	2.34	1.94	1.39	(1)	1.14	0.91
Financial Position
Cash and cash equivalents	$214,987	$183,641	$74,135		$38,669	$30,172
Working capital	701,032	703,327	486,946		373,884	253,443
Total assets	2,994,159	2,675,733	2,195,397		1,932,540	1,306,711
Long-term debt, including current portion	786,459	722,636	680,414		781,000	449,053
Shareholders’ equity	1,349,425	1,264,914	902,994		689,235	481,604
Weighted average shares outstanding— Diluted	178,813,013	182,503,969	183,347,326		180,943,474	179,473,312
Cash dividends declared per share	$0.06	$0.06	$0.06		$0.06	—

(1)               Includes a one-time charge for expenses incurred in connection with a flood at the Company’s Sidney, NY facility of $20,747, less tax benefit of $6,535, or $0.08 per share after taxes.

Item 7.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2008, 2007 and 2006  has been derived from and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

Executive Overview

The Company is a global designer, manufacturer and marketer of interconnect and cable products.  In 2008, approximately 64% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

•                  communication systems for the converging technologies of voice, video and data communications;

•                  a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation, alternative energy, natural resource exploration, and traditional and hybrid-electrical automotive applications; and

•                  commercial aerospace and military applications.

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 7% of net sales in 2008.  The Company encounters competition in all of its markets and competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time.  There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability and have competitive prices.  The Company has focused its global resources to position itself to compete effectively in this environment.  The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

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

The Company’s strategic objective is to further enhance its position in its served markets by pursuing the following success factors:

•                  Focus on customer needs

•                  Design and develop performance-enhancing interconnect solutions

•                  Establish a strong global presence in resources and capabilities

•                  Preserve and foster a collaborative, entrepreneurial management structure

•                  Maintain a culture of controlling costs

•                  Pursue strategic acquisitions

For the year ended December 31, 2008, the Company reported net sales, operating income and net income of $3,236.5 million, $632.2 million and $419.2 million, respectively; up 14%, 14% and 19%, respectively, from 2007.  Sales of interconnect products and assemblies and sales of cable products increased in predominantly all of the Company’s related major markets and geographic regions.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company is its ability to consistently generate cash.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2008, the Company generated operating cash flow of $481.5 million.

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.6	67.4	68.1
Selling, general and administrative expense	12.9	13.2	13.9
Casualty loss related to flood	—	—	.8
Operating income	19.5	19.4	17.2
Interest expense	(1.2)	(1.3)	(1.6)
Other expenses, net	(.3)	(.5)	(.5)
Income before income taxes	18.0	17.6	15.1
Provision for income taxes	(5.0)	(5.2)	(4.8)
Net income	13.0%	12.4%	10.3%

2008 Compared to 2007

Net sales were $3,236.5 million for the year ended December 31, 2008 compared to $2,851.0 million for 2007, an increase of 14% in U.S. dollars and 12% in local currencies.  The increase in sales in 2008 over 2007 excluding acquisitions was 10% in U.S. dollars and 9% in local currencies.  Sales of interconnect products and assemblies in 2008 (approximately 91% of net sales) increased 15% in U.S. dollars and 13% in local currencies compared to 2007 ($2,950.6 million in 2008 versus $2,569.3 million in 2007).  Sales increased in all of the Company’s major end markets, except automotive, including the wireless communications, military/aerospace, telecommunications and data communications and industrial markets.  The increase in sales in the wireless communications markets (approximately $205.2 million) is attributable to increased sales to the mobile device market primarily relating to new products for mobile phones, increased demand in the wireless infrastructure market from base station/equipment manufacturers and to a lesser extent increased sales to cell site installation customers. Sales to the military/aerospace markets increased approximately $90.8 million, primarily due to increased sales to military customers for various defense related programs, including war related spending, an increase in sales to commercial aerospace customers and the impact of acquisitions.  The increase in sales to the telecommunications and data communications related markets (approximately $53.9 million) reflects increased sales of high speed interconnect products for servers and switching and network equipment for data centers as well as the impact of acquisitions.  The increase in sales in the industrial market (approximately $20.1 million) primarily reflects the impact of acquisitions as well as increased sales to the natural resource exploration and railway/mass transit markets.  The automotive market was slightly down in 2008 (approximately $3.0 million) versus 2007 reflecting the general softness in the domestic and European automotive markets. Sales of cable products in 2008 (approximately 9% of net sales) increased 1% in U.S. dollars and 3% in local currencies compared to 2007 ($285.9 million in 2008 versus $281.8 million in 2007).  Such increase is primarily due to the impact of price increases.

Geographically, sales in the U.S. in 2008 and 2007 were relatively flat ($1,159.3 million in 2008 versus $1,155.8 million in 2007); international sales for 2008 increased approximately 23% in U.S. dollars ($2,077.2 million in 2008 versus $1,695.2 million in 2007) and increased approximately 21% in local currency compared to 2007.  The comparatively weak U.S. dollar in 2008 had the effect of increasing net sales by approximately $34.3 million when compared to foreign currency translation rates in 2007.

The gross profit margin as a percentage of net sales was relatively flat at 32.4% in 2008 compared to 32.6% in 2007. The operating margin for interconnect products and assemblies increased approximately 0.3% compared to the prior year, mainly as a result of the continuing development of new higher margin application specific products, excellent operating leverage on incremental volume and aggressive programs of cost control.  Cable operating margins decreased 1.0% due primarily to the impact of higher material costs for the majority of 2008 partially offset by the impact of price increases.

Selling, general and administrative expenses were $416.9 million and $377.3 million in 2008 and 2007, respectively, or approximately 13% of net sales in both 2008 and 2007.  The increase in expense in 2008 is attributable to increases in the major components of selling, general and administrative expenses. Research and development expenditures increased approximately $5.7 million, reflecting increases in expenditures for new product development and represented approximately 2% of sales for both 2008 and 2007. Selling and marketing expense remained approximately 6.5% of sales for both 2008 and 2007.  Administrative expense, which represented approximately 4% of sales for both 2008 and 2007, increased by approximately $16.1 million, due primarily to increases in stock-based compensation expense of $3.9 million as well as cost increases relating to salaries and employee-related benefits.

Interest expense was $39.6 million for 2008 compared to $36.9 million for 2007. The increase is primarily attributable to the higher average debt levels in 2008.

Other expenses, net for 2008 and 2007 were $10.5 million and $15.0 million, respectively.  Other expenses, net, are comprised primarily of minority interests ($10.4 million in 2008 and $10.5 million in 2007), program fees on the sale of accounts receivable ($3.1 million in 2008 and $5.2 million in 2007), and agency and commitment fees on the Company’s credit facilities ($1.8 million in both 2008 and 2007) offset by interest income ($4.7 million in 2008 and $2.7 million in 2007).

The provision for income taxes was at an effective rate of 28.0% in 2008 and 29.5% in 2007.  The lower effective tax rate results primarily from an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans. The total effective rate reduction lowered tax expense in 2008 by approximately $8.7 million or $.04 per share.

2007 Compared to 2006

Net sales were $2,851.0 million for the year ended December 31, 2007 compared to $2,471.4 million for 2006, an increase of 15% in U.S. dollars and 13% in local currencies.  The increase in sales in 2007 over 2006 excluding acquisitions was 15% in U.S. dollars and 12% in local currencies.  Sales of interconnect products and assemblies in 2007 (approximately 90% of net sales) increased 16% in U.S. dollars and 13% in local currencies compared to 2006 ($2,569.3 million in 2007 versus $2,207.5 million in 2006).  Sales increased in all of the Company’s major end markets including the military/aerospace, wireless communications, industrial/automotive, and telecommunications and data communications markets.  Sales to the military/aerospace markets increased approximately $117.5 million primarily due to increased sales to military customers for various defense related programs including war related spending, as well as an increase in sales to commercial aerospace customers.  The increase in sales in the wireless communications markets (approximately $104.6 million) is attributable to increased sales to the mobile device market relating to new products for both mobile phones and laptop computers, and to a lesser extent, to increased demand in the wireless infrastructure market from base station/equipment manufacturers and cell site installation customers.  The increase in sales in the industrial/automotive market (approximately $77.0 million) primarily reflects increased new product sales to the European automotive market, increased sales to the natural resource exploration and factory automation markets as well as the impact of acquisitions.  The increase in sales to the telecommunications and data communications related markets (approximately $54.1 million) reflects increased sales of high speed interconnect products for servers and switching and transmission equipment for data centers.  Sales of cable products in 2007 (approximately 10% of net sales) increased 7% compared to 2006 ($281.8 million in 2007 versus $263.9 million in 2006). Such increase is primarily due to increased sales in broadband cable television markets and the impact of price increases.

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

Liquidity and Capital Resources

Cash provided by operating activities totaled $481.5 million, $387.9 million and $289.6 million for 2008, 2007 and 2006, respectively. The increase in cash from operating activities in 2008 compared to 2007 is primarily attributable to an increase in net income, an increase in depreciation and amortization and a lower increase in the components of working capital compared to the increase in 2007. The increase in cash from operating activities in 2007 compared to 2006 is primarily attributable to an increase in net income, an increase in depreciation and amortization and a lower increase in the components of working capital compared to the increase in 2006.

The components of working capital increased $40.0 million in 2008 due primarily to increases in inventory of $47.6 million, $21.3 million in excess tax benefits from stock-based payment arrangements and $7.5 million of other current assets partially offset by a $32.2 million increase in accrued liabilities, a $2.7 million increase in accounts payable and a $1.5 million decrease in accounts receivable.

The components of working capital increased $63.0 million in 2007 due primarily to increases in accounts receivable of $87.0 million, $23.7 million in excess tax benefits from stock-based payment arrangements, $22.7 million in inventory and $7.2 million of prepaid expenses and other assets partially offset by a $43.7 million increase in accounts payable and an increase of $33.9 million in accrued liabilities.

The components of working capital increased $69.4 million in 2006 due primarily to increases in accounts receivable of $60.6 million, $81.9 million in inventory, $10.0 million in excess tax benefits from stock-based payment arrangements, $9.0 million in prepaid expenses and other assets and a decrease in accrued interest of $1.1 million partially offset by a $46.4 million increase in accounts payable and an increase of $46.8 million in accrued liabilities.

In 2008, accounts receivable increased $5.6 million to $516.0 million, due primarily to acquisitions during the period, partially offset by translation resulting from the comparatively stronger U.S. dollar at December 31, 2008 compared to December 31, 2007 (“Translation”).  Days sales outstanding increased to approximately 72 days from 69 days in 2007.  Inventory increased $55.6 million to $512.5 million, resulting from higher activity levels in 2008, an increase in inventory days, and inventory from acquired companies of $19.3 million, partially offset by $9.7 million of Translation. Inventory days at December 31, 2008 and 2007 were 88 and 80, respectively. The increase in inventory days resulted primarily from a slowdown in sales activity in the fourth quarter of 2008 as a result of the well publicized global economic slowdown. The Company will continue to focus on inventory reduction as adjustments to production activity continue in response to lower demand levels. Other current assets increased $19.5 million to $92.4 million primarily due to an increase in deferred taxes. Land and depreciable assets, net, increased $28.3 million to $344.5 million reflecting capital expenditures of $108.5 million, as well as assets from acquisitions of approximately $9.5 million offset by depreciation of $80.7 million, $7.5 million due to Translation and disposals of $1.5 million. Goodwill increased $140.5 million to $1,232.3 million primarily as a result of three acquisitions completed during the year, the payment of and recording of liabilities for performance-based additional cash consideration of $131.7 million offset by adjustments made related to prior year acquisitions, and by Translation of $25.2 million and $14.1 million in intangible assets reclassified to other long-term assets representing the fair value assigned to identifiable assets associated with the Company’s acquisitions in 2007. Other long-term assets increased $37.5 million to $81.4 million primarily due to an increase in identifiable intangible assets resulting from 2008 acquisitions as well as the reclassification from goodwill discussed above related to 2007 acquisitions and an increase in long-term deferred tax assets primarily associated with the increase in the accrued pension and post-employment obligation, offset by amortization of the intangible asset balances. Accounts payable and accrued salaries, wages and employee benefits increased $10.6 million and $4.7 million to $306.0 million and $59.6 million, respectively, due primarily to liabilities assumed from acquired companies offset by Translation.  The other accrued liabilities including acquisition-related obligations and accrued income taxes increased $99.7 million to $268.8 million relating primarily to an increase of $65.1 million in liabilities associated with performance-based additional cash consideration on acquisitions and an increase in accrued income taxes of $26.2 million due primarily to an increase in liabilities related to foreign income taxes. Accrued pension and post employment benefit obligations increased $59.9 million to $161.7 million primarily due to a decrease in plan assets during the year resulting from equity market losses in 2008. Other long-term liabilities decreased $4.8 million to $62.2 million due primarily to lower long-term deferred tax liabilities offset by a higher minority interest liability at December 31, 2008.

In 2008, cash from operating activities of $481.5 million, net borrowings of $61.9 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $48.4 million and proceeds from disposal of fixed assets of $0.9 million were used to fund purchases of treasury stock of $293.6 million, $135.8 million of acquisitions, including payments for performance-based additional cash consideration, capital expenditures of $108.3 million, dividend payments of $10.6 million, purchases of short-term investments of $2.9 million and resulted in an increase in cash and cash equivalents on hand of $31.3 million.  For 2007, cash from operating activities of $387.9 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $58.2 million, net borrowings of $41.6 million and proceeds from disposal of fixed assets of $5.3 million were used to fund $179.3 million of acquisitions including payments for performance-based additional cash consideration, capital expenditures of $103.8 million, purchases of treasury stock of $93.6 million, dividend payments of $10.7 million, purchases of short-term investments of $1.4 million and resulted in an increase in cash and cash equivalents on hand of $109.5 million.

The Company’s senior unsecured Revolving Credit Facility is comprised of a five-year $1,000.0 million unsecured revolving credit facility that is scheduled to expire in August 2011, of which $778.0 million was drawn at December 31, 2008. At December 31, 2008, availability under the Revolving Credit Facility was $207.2 million, after a reduction of $14.8 million for outstanding letters of credit.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At December 31, 2008, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of December 31, 2008, the Company had interest rate swap agreements of $150.0 million, $250.0 million and $250.0 million that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, expiring in December 2009, December 2009 and July 2010, respectively. The fair value of such agreements represents the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of swaps indicated that termination of the agreements at December 31, 2008 would have resulted in a pre-tax loss of $25.0 million; such loss, net of tax of $9.2 million, was recorded in accumulated other comprehensive loss.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Company’s Revolving Credit Facility and the sale of receivables under the Company’s accounts receivable agreement described below.  In addition, the Company had cash and cash equivalents of $215.0 million and $183.6 million at December 31, 2008 and 2007, respectively, the majority of which was in non-U.S. accounts as of December 31, 2008.  The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchases of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable.

The Company expects that capital expenditures in 2009 will be approximately $85 million. The Company may also use cash to fund part or all of the cost of future acquisitions.  The Company pays a quarterly dividend on its common stock of $.015 per share.  Cumulative dividends declared during 2008 were $10.5 million. Total dividends paid in 2008 were $10.6 million, including those declared in 2007 and paid in 2008.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business, to repurchase shares of its common stock and to repay outstanding indebtedness. Management believes that the Company’s working capital position, ability to generate strong cash flow from operations, availability under its Revolving Credit Agreement and access to credit markets will allow it to meet its obligations for the next twelve months and the foreseeable future.

Off-Balance Sheet Arrangement - Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 million in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Upon expiration, the Company intends to replace the Agreement with a similar program. Due to the short-term nature of the accounts receivable, the fair value approximates carrying value.  At December 31, 2008 and 2007, approximately $85.0 million of receivables were sold and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheets.

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

Risk Management

The Company has, to a significant degree, mitigated its exposure to currency risk in its business operations by manufacturing and procuring its products in the same country or region in which the products are sold so that costs generally reflect local economic conditions. In other cases involving U.S. export sales, raw materials are a significant component of product costs for the majority of such sales, and raw material costs are generally dollar based on a worldwide scale, such as basic metals and petroleum-derived materials.

Stock Split

On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as of March 16, 2007, and these additional shares were distributed on March 30, 2007. The share information included herein reflects the effect of such stock split.

Recent Accounting Changes

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141R establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The areas that are most applicable to the Company with regard to SFAS 141R are: (1) that SFAS 141R requires companies to expense transaction costs as incurred; (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will need to be adjusted through income as opposed to goodwill; and (3) any noncontrolling interest will be recorded at fair value.  SFAS 141R is effective for the Company for acquisitions completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements apply retrospectively for all periods presented. The areas that are most applicable to the Company with regard to SFAS 160 are: (1) SFAS 160 requires companies to classify expense related to noncontrolling interests’ share in income below net income (earnings per share will still be determined after the impact of noncontrolling interests’ share in net income of the Company as is the current practice).  During the years ended December 31, 2008 and 2007, the Company included expense related to the noncontrolling interests’ share in income of $10.4 million and $10.5 million, respectively, in other expenses, net and (2) SFAS 160 requires the liability related to noncontrolling interests to be presented as a separate caption within shareholders’ equity.  As of December 31, 2008 and 2007, the liability related to noncontrolling interests was $19.1 million and $14.8 million, respectively, and is included in other long-term liabilities.  The Company believes the primary impacts of SFAS 160 will be as described above.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe this pronouncement will significantly impact its disclosure requirements.

Pensions

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (“U.S. Plan”) covering certain of its U.S. employees.  U.S. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering employees. The pension expense for all pension plans approximated $12.0 million, $16.0 million and $17.0 million in 2008, 2007 and 2006, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on the U.S. Plan assets. In developing the expected long-term rate of return assumption for the U.S. Plan, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical nineteen-year compounded return of 8.5%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on the U.S. Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 9%; 25% with fixed income managers, with an expected long-term rate of return of 6.8% and 15% with high yield bond managers, with an expected rate of return of 6%. As of December 31, 2008, the asset allocation was 45% with equity managers and 37% with fixed income managers, including high yield managers and 18% in cash. The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plan at December 31, 2008 and 2007 is 8.25% and 9.25%, respectively. This reduction in the long-term rate of return will have the effect of increasing 2009 pension expense by approximately $2.4 million.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate for the U.S. Plan on this basis was 6.25% at both December 31, 2008 and 2007. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the accrued benefit obligation would have increased or decreased by approximately $15.5 million.

Effective January 1, 2007, the Company effected a curtailment related to the U.S. Plan, which resulted in no additional benefits being credited to salaried employees who had less than 25 years service with the Company, or who had not attained age 50 and who had less than 15 years of service with the Company.  This change had the impact of decreasing pension expense during 2007 by approximately $2.9 million. For affected employees, the curtailment in additional U.S. Plan benefits was replaced with a Company match defined contribution plan to which the Company contributed approximately $1.9 million and $1.7 million in 2008 and 2007, respectively.

The Company made cash contributions to the U.S. Plan of $20 million in both 2008 and 2007. The liability for accrued pension and post-employment benefit obligations under all the Company’s pension and post-retirement benefit plans (the “Plans”)  increased in 2008 to $165.9 million ($4.2 million of which is included in other accrued expenses representing required contributions to be made during 2009 for foreign plans) from $101.8 million in 2007 primarily due to a reduction in plan assets in the U.S. Plan offset by the cash contributions made to the Plans in 2008 and by the foreign currency translation effect of the foreign pension plans. The Company estimates that, based on current actuarial calculations, it will make a voluntary cash contribution to the U.S. Plan in 2009 of approximately $15 million to $20 million.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of the U.S. Plan assets and the impact of the Pension Protection Act of 2006 which was signed into law in August 2006. The Pension Protection Act is effective for plan years beginning in 2008 and did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Inventories - Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provisions for slow-moving and obsolete inventory are made based on historical experience and product demand. Should future product demand change, existing inventory could become slow-moving or obsolete, and provisions would be increased accordingly.

Depreciable Assets - Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverability of the carrying value of such assets are periodically reviewed taking into consideration current and expected business conditions.  Historically, the Company has not had any significant impairments.

Goodwill - The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units in accordance with SFAS No. 142, as of each June 30. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and to compare that to the carrying value of the reporting unit including goodwill. If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. Historically, the Company has not had any impairments.

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

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2008, as well as an estimate of the timing in which such obligations are expected to be satisfied:

Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$784,601	$121	$778,951	$5,480	$49
Capital lease obligations	1,858	318	872	359	309
Operating leases	76,971	20,945	30,395	17,367	8,264
Purchase obligations	139,634	135,823	2,932	879	—
Accrued acquisition-related obligations (2)	120,357	120,357	—	—	—
Accrued pension and post employment benefit obligations (3)	37,537	4,220	8,773	9,452	15,092

Total (4)	$1,160,958	$281,784	$821,923	$33,537	$23,714

(1)   The Company has excluded expected interest payments from the above table as this calculation is largely dependent on average debt levels the Company expects to have at the end of each of the years presented as well as the expected interest rates on the debt not covered by interest rate swaps.  The actual interest payments made in 2008 were $39,180. Expected debt levels, and therefore expected interest payments, are difficult to predict as they are significantly impacted by such items as future acquisitions, repurchases of treasury stock, dividend payments as well as payments or additional borrowing made to reduce or increase the underlying revolver balance.

(2)   Accrued acquisition-related obligations consist of obligations for additional purchase price and performance-based cash consideration.

(3)   Included in this table are estimated benefit payments expected to be made under the Company’s unfunded pension and post-retirement benefit plans. The Company also maintains several funded pension and post-retirement benefit plans the most significant of which covers its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plan due to prior contributions made in excess of minimum requirements, but the Company has made contributions to the U.S. Plan in the range of $15,000 to $20,000 in each of the last few years and expects to make this same level of contribution in 2009. As a result, it is not possible  to  reasonably estimate expected required contributions in the above table since several assumptions are required to calculate the minimum required contributions, such as the discount rate and expected asset returns.

(4)   As of December 31, 2008, the Company has FASB Interpretation No. 48 liabilities of $38,058.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the non-current FIN 48 liabilities it is very difficult to make a reasonably reliable estimate of the amount and period in which these non-current liabilities might be paid.

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

Interest Rate Risk

As of December 31, 2008, the Company had interest rate swap agreements that fix the Company’s LIBOR interest rate on $150.0 million, $250.0 million and $250.0 million of floating rate bank debt at 4.40%, 4.65% and 4.73%, expiring in December 2009, December 2009 and July 2010. At December 31, 2008, the Company’s average LIBOR rate was 4.09%.  A 10% change in the LIBOR interest rate at December 31, 2008 would have the effect of increasing or decreasing interest expense by approximately $0.2 million. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2009, although there can be no assurances that interest rates will not significantly change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Amphenol Corporation

Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 23, 2009

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Net sales	$3,236,471	$2,851,041	$2,471,430
Cost of sales	2,187,318	1,920,900	1,683,250
Gross profit	1,049,153	930,141	788,180

Selling, general and administrative expense	416,914	377,283	342,841
Casualty loss related to flood	—	—	20,747
Operating income	632,239	552,858	424,592

Interest expense	(39,627)	(36,876)	(38,799)
Other expenses, net	(10,458)	(14,998)	(12,521)
Income before income taxes	582,154	500,984	373,272
Provision for income taxes	(163,003)	(147,790)	(117,581)

Net income	$419,151	$353,194	$255,691

Net income per common share – Basic	$2.39	$1.98	$1.43

Average common shares outstanding – Basic	175,663,797	178,453,249	178,927,644

Net income per common share – Diluted	$2.34	$1.94	$1.39

Average common shares outstanding - Diluted	178,813,013	182,503,969	183,347,326

Dividends declared per common share	$.06	$.06	$.06

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$214,987	$183,641
Accounts receivable, less allowance for doubtful accounts of $14,982 and $12,468, respectively	515,999	510,411
Inventories:
Raw materials and supplies	130,572	112,488
Work in process	233,003	227,293
Finished goods	148,932	117,101
	512,507	456,882
Other current assets	92,371	72,874
Total current assets	1,335,864	1,223,808
Land and depreciable assets:
Land	18,699	19,159
Buildings and improvements	149,631	143,382
Machinery and equipment	686,949	636,949
	855,279	799,490
Accumulated depreciation	(510,764)	(483,296)
	344,515	316,194
Goodwill	1,232,335	1,091,828
Other long-term assets	81,445	43,903
	$2,994,159	$2,675,733

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$305,950	$295,391
Accrued salaries, wages and employee benefits	59,644	54,963
Accrued income taxes	65,846	39,627
Accrued acquisition-related obligations	120,357	55,212
Other accrued expenses	82,596	74,213
Current portion of long-term debt and capital lease obligations	439	1,075
Total current liabilities	634,832	520,481
Long-term debt and capital lease obligations	786,020	721,561
Accrued pension and post-employment benefit obligations	161,669	101,804
Other long-term liabilities	62,213	66,973
Commitments and contingent liabilities (Notes 2, 8 and 13)
Shareholders’ Equity:
Class A Common Stock, $.001 par value; 500,000,000 shares authorized; 171,186,218 and 181,082,138 shares issued at December 31, 2008 and 2007, respectively	171	181
Additional paid-in capital (deficit)	22,746	(43,647)
Accumulated earnings	1,467,099	1,431,635
Accumulated other comprehensive loss	(140,591)	(43,644)

Treasury stock, at cost; nil and 2,241,794 shares at December 31, 2008 and 2007, respectively	—	(79,611)
Total shareholders’ equity	1,349,425	1,264,914
	$2,994,159	$2,675,733

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income

(dollars in thousands)

	Common	Additional Paid in Capital	Comprehensive	Accumulated	Accum. Other Comprehensive		Total Shareholders’
	Stock	(Deficit)	Income (Loss)	Earnings	Income (Loss)	Treasury Stock	Equity

Balance January 1, 2006	$178	$(164,171)		$985,317	$(77,742)	$(54,347)	$689,235
Comprehensive income:
Net income			$255,691	255,691			255,691
Other comprehensive income, net of tax:
Translation adjustments			16,829		16,829		16,829
Revaluation of interest rate derivatives			1,894		1,894		1,894
Adjustment to initially apply SFAS 158, net of tax (Note 6)					(19,282)		(19,282)
Defined benefit plan liability adjustment			(2,783)		(2,783)		(2,783)
Other comprehensive income			15,940
Comprehensive income			$271,631
Purchase of treasury stock						(72,658)	(72,658)
Retirement of treasury stock	(2)			(87,787)		87,789	—
Stock compensation		195					195
Stock options exercised, including tax benefit	3	34,837					34,840
Dividends declared				(10,685)			(10,685)
Stock-based compensation expense		9,718					9,718
Balance December 31, 2006	$179	$(119,421)		$1,142,536	$(81,084)	$(39,216)	$902,994
Comprehensive income:
Net income			$353,194	353,194			353,194
Other comprehensive income, net of tax:
Translation adjustments			26,078		26,078		26,078
Revaluation of interest rate derivatives			(10,070)		(10,070)		(10,070)
Defined benefit plan liability adjustment			21,432		21,432		21,432
Other comprehensive income			37,440
Comprehensive income			$390,634
Purchase of treasury stock						(93,594)	(93,594)
Retirement of treasury stock	(1)			(53,198)		53,199	—
Cumulative effect of adoption of FIN 48				(163)			(163)
Stock compensation		207					207
Stock options exercised, including tax benefit	3	63,123					63,126
Dividends declared				(10,734)			(10,734)
Stock-based compensation expense		12,444					12,444
Balance December 31, 2007	$181	$(43,647)		$1,431,635	$(43,644)	$(79,611)	$1,264,914
Comprehensive income:
Net income			$419,151	419,151			419,151
Other comprehensive income, net of tax:
Translation adjustments			(36,589)		(36,589)		(36,589)
Revaluation of interest rate derivatives			(8,691)		(8,691)		(8,691)
Defined benefit plan liability adjustment			(51,667)		(51,667)		(51,667)
Other comprehensive loss			(96,947)
Comprehensive income			$322,204
Purchase of treasury stock						(293,626)	(293,626)
Retirement of treasury stock	(11)			(373,226)		373,237	—
Stock compensation		198					198
Stock options exercised, including tax benefit	1	49,879					49,880
Dividends declared				(10,461)			(10,461)
Stock-based compensation expense		16,316					16,316
Balance December 31, 2008	$171	$22,746		$1,467,099	$(140,591)	$—	$1,349,425

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006

Net income	$419,151	$353,194	$255,691
Adjustments for cash from operations:
Depreciation and amortization	91,302	82,348	73,124
Stock-based compensation expense	16,316	12,444	9,718
Non-cash charge related to flood	—	—	9,307
Net change in operating assets and liabilities:
Accounts receivable	1,419	(87,013)	(60,603)
Inventory	(47,570)	(22,724)	(81,878)
Other current assets	(7,504)	(7,232)	(8,916)
Excess tax benefits from stock-based payment arrangements	(21,307)	(23,691)	(10,043)
Accounts payable	2,699	43,651	46,382
Accrued income taxes	13,623	5,466	17,922
Other accrued liabilities	18,644	28,549	27,929
Accrued pension and post employment benefits	(15,940)	(6,316)	(2,326)
Other long-term assets	9,387	8,732	11,370
Other	1,303	491	1,920
Cash flow provided by operations	481,523	387,899	289,597
Cash flow from investing activities:
Additions to property, plant and equipment	(108,280)	(103,772)	(82,421)
Proceeds from disposal of fixed assets	940	5,354	5,921
Purchases of short-term investments	(2,938)	(1,360)	—
Acquisitions, net of cash acquired	(135,807)	(179,300)	(22,473)
Cash flow used in investing activities	(246,085)	(279,078)	(98,973)
Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	61,914	41,622	(102,557)
Payment of fees and expenses related to refinancing	—	—	(1,144)
Purchase of treasury stock	(293,625)	(93,594)	(72,658)
Proceeds from exercise of stock options	27,081	34,550	21,882
Excess tax benefits from stock-based payment arrangements	21,307	23,691	10,043
Dividend payments	(10,617)	(10,710)	(10,724)
Cash flow used in financing activities	(193,940)	(4,441)	(155,158)
Effect of exchange rate changes on cash and cash equivalents	(10,152)	5,126	—
Net change in cash and cash equivalents	31,346	109,506	35,466
Cash and cash equivalents balance, beginning of period	183,641	74,135	38,669

Cash and cash equivalents balance, end of period	$214,987	$183,641	$74,135

Cash paid during the year for:
Interest	$39,180	$36,238	$39,109
Income taxes	124,929	100,772	77,849

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

Sale of Receivables

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Upon expiration, the Company intends to replace the Agreement with a similar program. Due to the short-term nature of the accounts receivable, the fair value approximates carrying value.  Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain fees and administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statements of Income. The aggregate value of receivables transferred to the pool for the year 2008, 2007 and 2006 were $1,068,229, $1,065,892 and $854,372, respectively. At December 31, 2008 and 2007, $104,388 and $119,932, respectively, of accounts receivable were transferred to the subsidiary, but not purchased by the financial institution and are therefore included in the accounts receivable balance in the accompanying Consolidated Balance Sheets.  At December 31, 2008 and 2007, approximately $85,000 of receivables were sold and are therefore not reflected in the accounts receivable balance in the accompanying Consolidated Balance Sheets.

Inventories

Inventories are stated at the lower of standard cost, which approximates average cost, or market. The principal components of cost included in inventories are materials, direct labor and manufacturing overhead.

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation of property, plant and equipment is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets which range from 3 to 12 years for machinery and equipment and 20 to 40 years for buildings. Leasehold building improvements are depreciated over the shorter of the lease term or estimated useful life. It is the Company’s policy to periodically review fixed asset lives.

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units in accordance with SFAS No. 142 (“SFAS 142”), as of each June 30. The Company has defined its reporting units as the operating segments within its two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these operating segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and to compare that to the carrying value including goodwill. If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. As of June 30, 2008, and for each previous year in which the impairment test has been performed, the fair market value of the Company’s reporting units exceeded their carrying values and therefore no impairment was recognized.

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

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communication market (approximately 10% of consolidated sales), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the interconnect products and assemblies market.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

Retirement Pension Plans

Costs for retirement pension plans include current service costs and amortization of prior service costs over periods of up to thirty years. It is the Company’s policy to fund current pension costs taking into consideration minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees’ service with the Company as well as amortization of a transition obligation previously recognized.  The recognition of expense for retirement pension plans and medical benefit programs is significantly impacted by estimates made by management such as discount rates used to value certain liabilities, expected return on assets and future health care costs.  The Company uses third-party specialists to assist management in appropriately measuring the expense associated with pension and other post-retirement plan benefits.

Stock Options

The Company accounts for its option awards under the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” and recognizes compensation expense in the accompanying Consolidated Statements of Income over the service period that the awards are expected to vest.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.  The Company’s income before income taxes was reduced by $16,316, $12,444 and $9,718 for the years ended December 31, 2008, 2007 and 2006, respectively. The expense incurred for stock-based compensation plans is classified in selling, general and administrative expenses on the accompanying Consolidated Statements of Income.

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006
Risk free interest rate	3.2%	4.8%	4.9%
Expected life	5.5 years	5 years	5 years
Expected volatility	28.0%	26.0%	30.0%
Expected dividend yield	0.1%	0.2%	0.2%

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

Foreign Currency Translation

The financial position and results of operations of the Company’s significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments is included as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses related to operating assets and liabilities are included in selling, general and administrative expense, and those related to non-operating assets and liabilities are included in other expenses, net.

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred.  Research and development expenses for the creation of new and improved products and processes were $68,058, $62,397 and $53,730, for the years 2008, 2007 and 2006, respectively.

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

Net Income per Common Share

Basic income per common share is based on the net income for the year divided by the weighted average number of common shares outstanding. Diluted income per common share assumes the exercise of outstanding, dilutive stock options using the treasury stock method.  On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record as March 16, 2007 and these additional shares were distributed on March 30, 2007. The share information herein reflects the effect of such stock split.

Derivative Financial Instruments

Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for on an accrual basis. Income and expense are recorded in the same financial statement caption as that arising from the related asset or liability. For example, amounts to be paid or received under interest rate swap agreements are recognized as an increase or decrease of interest expense in the periods in which they accrue. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in other comprehensive income, and subsequently reflected in net income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. As of December 31, 2008, the Company had interest rate protection in the form of swaps that effectively fixed the

Company’s LIBOR interest rate on $150,000, $250,000 and $250,000 of floating rate bank debt at 4.40%, 4.65% and 4.73%, expiring in December 2009, December 2009 and July 2010, respectively.

Recent Accounting Changes

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141R establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The areas that are most applicable to the Company with regard to SFAS 141R are: (1) that SFAS 141R requires companies to expense transaction costs as incurred; (2) that any subsequent adjustments to a recorded performance-based liability after its initial recognition will need to be adjusted through income as opposed to goodwill; and (3) any noncontrolling interest will be recorded at fair value.  SFAS 141R is effective for the Company for acquisitions completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements apply retrospectively for all periods presented. The areas that are most applicable to the Company with regard to SFAS 160 are: (1) SFAS 160 requires companies to classify expense related to noncontrolling interests’ share in income below net income (earnings per share will still be determined after the impact of noncontrolling interests’ share in net income of the Company as is the current practice.)  During the years ended December 31, 2008 and 2007, the Company included expense related to the noncontrolling interests’ share in income of $10,426 and $10,518, respectively, in other expenses, net and (2) SFAS 160 requires the liability related to noncontrolling interests to be presented as a separate caption within shareholders’ equity.  As of December 31, 2008 and 2007, the liability related to noncontrolling interests was $19,144 and $14,834, respectively, and is included in other long-term liabilities.  The Company believes the primary impacts of SFAS 160 will be as described above.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe this pronouncement will significantly impact its disclosure requirements.

Note 2—Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	Average Interest Rate		December 31,
	at December 31, 2008	Maturity	2008	2007

Revolving Credit Facility	4.49%	2011	$778,000	$711,600
Notes payable to foreign banks and other debt	5.34%	2009-2018	8,459	11,036
			786,459	722,636
Less current portion			439	1,075
Total long-term debt and capital lease obligations			$786,020	$721,561

The Company’s senior unsecured Revolving Credit Facility is comprised of a five-year $1,000,000 unsecured revolving credit facility that is scheduled to expire in August 2011, of which $778,000 was drawn at December 31, 2008. At December 31, 2008, availability under the Revolving Credit Facility was $207,200, after a reduction of $14,800 for outstanding letters of credit.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At December 31, 2008, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of December 31, 2008, The Company had interest rate swap agreements of $150,000, $250,000 and $250,000 that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, expiring in December 2009, December 2009 and July 2010, respectively. The fair value of such agreements represents the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of swaps indicated that termination of the agreements at December 31, 2008 would have resulted in a pre-tax loss of $24,957; such loss, net of tax of $9,234, was recorded in  accumulated other comprehensive loss.

The maturity of the Company’s long-term debt over each of the next five years ending December 31, is as follows:

2009 - $439; 2010 - $1,450; 2011 - $778,373; 2012 - $269; 2013 - $5,570; thereafter $358.

The Company estimates that the fair value of its long-term debt approximates book value.

Note 3–Fair Value Measurements

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

The Company’s only financial instruments subject to SFAS 157 with annual and interim disclosure requirements are derivative instruments which represent interest rate swaps that are independently valued using market observable Level 2 inputs including interest rate yield curves. At December 31, 2008, the fair values of derivative instruments were a liability of $24,957.

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 4—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
Income before taxes:
United States	$173,373	$206,922	$135,904
Foreign	408,781	294,062	237,368
	$582,154	$500,984	$373,272

Current provision:
United States	$63,052	$74,900	$58,355
Foreign	100,744	64,137	54,653
	$163,796	$139,037	$113,008

Deferred provision:
United States	$2,564	$11,829	$6,667
Foreign	(3,357)	(3,076)	(2,094)
	(793)	8,753	4,573
Total provision for income taxes	$163,003	$147,790	$117,581

At December 31, 2008, the Company had $23,873 and $4,025 of foreign tax loss and credit carryforwards, and state tax credit carryforwards net of federal benefit, respectively, of which $6,117 and $114, respectively, expire or will be refunded at various dates through 2022 and the balance can be carried forward indefinitely.

A valuation allowance of $9,946 and $6,086 at December 31, 2008 and 2007, respectively, has been recorded which relates to the foreign net operating loss carryforwards and state tax credits.  The net change in the valuation allowance for deferred tax assets was an increase of $3,860 and $1,943 in 2008 and 2007, respectively.  The net change in the valuation allowance in both 2008 and 2007 was related to foreign net operating loss and foreign and state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2008	2007	2006

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	.6	1.1	1.5
Foreign earnings and dividends taxed at different rates	(8.3)	(7.3)	(6.0)
Valuation allowance	.4	—	.1
Other	.3	.7	.9
Effective tax rate	28.0%	29.5%	31.5%

The Company’s deferred tax assets and liabilities, excluding a valuation allowance, were comprised of the following:

	December 31,
	2008	2007

Deferred tax assets relating to:
Accrued liabilities and reserves	$10,138	$3,404
Operating loss and tax credit carryforwards	10,683	6,182
Pensions, net	35,666	12,194
Interest rate derivatives	9,234	4,365
Inventory reserves	12,734	11,170
Employee benefits	14,275	9,753
	$92,730	$47,068

Deferred tax liabilities relating to:
Goodwill	$35,081	$30,436
Depreciation	437	1,643
	$35,518	$32,079

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of the liability accrued for unrecognized tax benefits as of the adoption date was approximately $30,000, which includes interest and penalties. As a result of the implementation in 2007, the Company recognized an increase in the liability for unrecognized tax benefits and a reduction in retained earnings of approximately $200. At December 31, 2008, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $35,666. As of December 31, 2008, the Company does not have any tax positions for which management believes it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease within the next twelve months.

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for both 2008 and 2007 is as follows:

	2008	2007

Unrecognized tax benefits as of January 1	$29,412	$26,429

Gross increases and gross decreases for tax positions in prior periods	964	1,003

Gross increases - current period tax position	4,140	5,752

Settlements	(19)	(1,677)

Lapse of statute of limitations	(3,225)	(2,095)

Unrecognized tax benefits as of December 31	$31,272	$29,412

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2008, the provision for income taxes included $760 in estimated interest and penalties. As of December 31, 2008, the liability for unrecognized tax benefits included $6,652 for tax-related interest and penalties.

The Company files income tax returns with the U.S., various states as well as foreign jurisdictions. With few exceptions, the Company is subject to income tax examinations by tax authorities for years on or after 2005.

Note 5—Shareholders’ Equity

The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Option Plan. The Option Plans authorize the granting of additional stock options by a committee of the Board of Directors. At December 31, 2008, the maximum number of shares of common stock available for the granting of additional stock options under the Option Plans was

3,829,560. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to Management Stockholder Agreements.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Board of Directors. At December 31, 2008, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 260,000.   Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

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

Stock option activity for 2006, 2007 and 2008 was as follows (on a post stock split basis):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	12,787,012	$12.34	6.44
Options granted	2,275,200	26.82
Options exercised	(2,035,946)	10.75
Options cancelled	(110,840)	16.44
Options outstanding at December 31, 2006	12,915,426	15.11	6.34
Options granted	2,247,500	34.61
Options exercised	(3,248,008)	10.79
Options cancelled	(635,020)	25.45
Options outstanding at December 31, 2007	11,279,898	19.72	6.55
Options granted	2,142,700	45.93
Options exercised	(2,063,881)	13.12
Options cancelled	(128,880)	28.94
Options outstanding at December 31, 2008	11,229,837	25.82	6.69	$52,850

Exercisable at December 31, 2008	5,376,999	$16.52	5.10	$46,352

A summary of the status of the Company’s non-vested options as of December 31, 2008 and changes during the year then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at December 31, 2007	5,681,951	$8.24
Options granted	2,142,700	14.79(1)
Options vested	(1,842,933)	6.92
Options cancelled	(128,880)	9.37

Non-vested options at December 31, 2008	5,852,838	$11.03

(1)  The weighted-average fair value at grant date of options granted during 2007 and 2006 were $10.98 and $9.20, respectively.

During the years ended December 31, 2008 and 2007, the following activity occurred under the Company’s plans:

	2008	2007
Total intrinsic value of stock options exercised	$73,386	$86,530
Total fair value of stock awards vested	12,745	11,151

On December 31, 2008 the total compensation cost related to non-vested options not yet recognized is approximately $47,462, with a weighted average expected amortization period of 3.61 years.

The Company pays a quarterly dividend on its common stock of $.015 per share. The Company paid its fourth quarterly dividend in the amount of $2,567 or $.015 per share on January 7, 2009 to shareholders of record as of December 17, 2008. Cumulative dividends declared during 2008 were $10,461. Total dividends paid in 2008 were $10,617 including those declared in 2007 and paid in 2008.

Balances of related after-tax components comprising accumulated other comprehensive loss included in shareholders’ equity at December 31, 2006, 2007 and 2008 are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Interest Rate Derivatives	Defined Benefit Plan Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2006	$(5,970)	$1,150	$(72,922)	$(77,742)
Translation adjustments	16,829	—	—	16,829
Revaluation of interest rate derivatives, net of tax of $1,176	—	1,894	—	1,894
Adjustment to initially apply SFAS 158,”Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, net of tax of $11,868	—	—	(19,282)	(19,282)
Defined benefit plan liability adjustment, net of tax of $1,713	—	—	(2,783)	(2,783)
Balance at December 31, 2006	10,859	3,044	(94,987)	(81,084)
Translation adjustments	26,078	—	—	26,078
Revaluation of interest rate derivatives, net of tax of $6,209	—	(10,070)	—	(10,070)
Defined benefit plan liability adjustment, net of tax of $12,712	—	—	21,432	21,432
Balance at December 31, 2007	36,937	(7,026)	(73,555)	(43,644)
Translation adjustments	(36,589)	—	—	(36,589)
Revaluation of interest rate derivatives, net of tax of $5,104	—	(8,691)	—	(8,691)
Defined benefit plan liability adjustment, net of tax of $30,344	—		(51,667)	(51,667)
Balance at December 31, 2008	$348	$(15,717)	$(125,222)	$(140,591)

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which relates to stock options. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding as of December 31 is as follows (dollars in thousands, except per share amounts):

	2008	2007	2006
Net income	$419,151	$353,194	$255,691
Basic average common shares outstanding	175,663,797	178,453,249	178,927,644
Effect of dilutive stock options	3,149,216	4,050,720	4,419,682
Dilutive average common shares outstanding	178,813,013	182,503,969	183,347,326
Earnings per share:
Basic	$2.39	$1.98	$1.43
Dilutive	$2.34	$1.94	$1.39

Excluded from the computations above were anti-dilutive shares of 5.9 million, nil and 2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 7—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (“U.S. Plan”), which, subject to the curtailment described below, covers its U.S. employees. U.S. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the U.S. Plan are covered by defined contribution plans. The following is a summary of the Company’s defined benefit plans funded status as of the most recent actuarial valuations; for each year presented below, projected benefits exceed assets.

	December 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$388,553	$394,644
Service cost	7,247	8,306
Interest cost	22,897	21,306
Plan participants’ contributions	370	392
Plan amendments	—	5,914
Actuarial (gain) loss	(8,919)	(30,430)
Foreign exchange translation	(16,712)	8,440
Benefits paid	(19,542)	(20,019)

Benefit obligation at end of year	373,894	388,553

Change in plan assets:
Fair value of plan assets at beginning of year	301,581	271,581
Actual return on plan assets	(64,729)	23,020
Employer contributions	22,596	22,463
Plan participants’ contributions	370	392
Foreign exchange translation	(18,346)	2,184
Benefits paid	(18,840)	(18,059)

Fair value of plan assets at end of year	222,632	301,581

Accrued benefit obligation	$151,262	$86,972

	Year Ended December 31,
	2008	2007	2006
Components of net pension expense:
Service cost	$7,337	$8,306	$9,740
Interest cost	23,000	21,306	18,804
Expected return on plan assets	(26,256)	(23,020)	(22,491)
Net amortization of actuarial losses	8,106	9,479	10,974

Net pension expense	$12,187	$16,071	$17,027

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate:
U.S. plans	6.25%	6.25%	6.25%	6.25%
International plans	6.20%	5.57%	n/a	n/a
Expected long-term return on assets
U.S. plans	8.25%	9.25%	n/a	n/a
International plans	6.74%	8.11%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.43%	2.61%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate:
U.S. plans	6.25%	5.75%	6.25%	5.75%
International plans	5.57%	4.67%	n/a	n/a
Expected long-term return on assets:
U.S. plans	9.25%	9.50%	n/a	n/a
International plans	8.11%	8.17%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.61%	2.68%	n/a	n/a

The pension expense for U.S. and foreign plans (the “Plans”) is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the Plans assets. The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The Company’s U.S. Plan comprised the majority of the accrued benefit obligation, pension assets and pension expense. The discount rate for the U.S. Plan was 6.25% at both December 31, 2008 and 2007. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the accrued benefit obligation would have increased or decreased by approximately $15,500.

Effective January 1, 2007, the Company effected a curtailment related to the U.S. Plan which resulted in no additional benefits being credited to salaried employees who had less than 25 years service with the Company, or who had not attained age 50 and who had less than 15 years of service with the Company. This change had the impact of decreasing pension expense during 2007 by approximately $2,900. For affected employees, the curtailment in additional U.S. Plan benefits was replaced with a Company match defined contribution plan to which the Company contributed approximately $1,900 and $1,700 in 2008 and 2007, respectively.

The pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on U.S. Plan assets. In developing the expected long-term rate of return assumption for the U.S. Plan, the Company evaluated input from our actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The Company also considered its historical nineteen-year compounded return of 8.5%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on the U.S. Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 9%; 25% with fixed income managers, with an expected long-term rate of return of 6.8% and 15% with high yield bond managers, with an expected rate of return of 6%. As of December 31, 2008, the asset allocation was 45% with equity managers and 37% with fixed income managers, including high yield managers and 18% in cash. The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plan at December 31, 2008 and 2007 is 8.25% and 9.25%, respectively. This reduction in the long-term rate of return will have the effect of increasing pension expense in 2009 by approximately $2,400. The Company has also adopted an unfunded Supplemental Employee Retirement Plan (“SERP”), which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had a projected benefit obligation of approximately $48,000 and $51,000 at December 31, 2008 and 2007, respectively. Such obligation is included in the accompanying Consolidated Balance Sheets and in the tables above.

The Company made cash contributions to the U.S. Plan of $20,000 in both 2008 and 2007, and the U.S. Plan made benefit payments of $16,450 and $15,800 in 2008 and 2007, respectively. The liability for accrued pension and post employment benefit obligations under all the Company’s pension and post-retirement benefit plans (the “Plans”) increased in 2008 to $165,889, ($4,220 of which is included in other accrued expenses representing required contributions to be made during 2009 for foreign plans) from $101,804 in 2007 primarily due to a significant reduction in plan assets in the U.S. Plan offset by the cash contributions made to the Plans in 2008 and by the foreign currency translation effect of the foreign pension plans. The Company estimates that, based on current actuarial calculations, it will make a voluntary cash contribution to the U.S. Plan in 2009 of approximately $15,000 to $20,000. Cash contributions in subsequent years will depend on a number of factors, including the investment performance of the U.S. Plan assets and the impact of the Pension Protection Act of 2006, which was signed into law in August 2006. The Pension Protection Act is effective for plan years beginning in 2008 and did not have a material impact on the Company’s consolidated financial condition or results of operations.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Pension Plan benefits for salaried employees described above, the Company began matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. The Company provided matching contributions of approximately $1,900 for the year ended December 31, 2008.

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the APBO was 6.25% at both December 31, 2008 and 2007. Summary information on the Company’s postretirement medical plans is as follows:

	December 31,
	2008	2007

Change in benefit obligation:
Accrued benefit obligation at beginning of year	$14,832	$15,249
Service cost	173	178
Interest cost	888	864
Paid benefits and expenses	(816)	(1,405)
Actuarial loss	(450)	(54)

Accrued benefit obligation at end of year	$14,627	$14,832

	Year ended December 31,
	2008	2007	2006

Components of net post-retirement benefit cost:
Service cost	$173	$178	$134
Interest cost	888	864	745
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	984	1,151	1,069

Net postretirement benefit cost	$2,107	$2,255	$2,010

Note 8—Leases

At December 31, 2008, the Company was committed under operating leases which expire at various dates. Total rent expense under operating leases for the years 2008, 2007, and 2006 was $24,044, $25,176 and $23,441, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2009	$20,945
2010	17,161
2011	13,234
2012	9,645
2013	7,722
Beyond 2013	8,264
Total minimum obligation	$76,971

Note 9—Goodwill and Other Intangible Assets

As of December 31, 2008, the Company has goodwill totaling $1,232,335, of which $1,158,786 related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment. In 2008, goodwill increased by $140,507 primarily as a result of recording liabilities for performance-based additional cash consideration related to acquisitions of approximately $131,700, which was related to the Interconnect Products and Assemblies segment. In addition, the Company made three acquisitions in the Interconnect and Product Assemblies segment with an aggregate acquisition price of approximately $84,100 less the fair value of net tangible and identifiable intangible assets acquired of $35,000. These increases were offset by a reclassification of $14,100 from goodwill to other long-term assets, which represents the fair value assigned to identifiable intangible assets associated with the Company’s acquisitions in 2007, and a reduction due to currency translation of approximately $25,000. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to its 2008 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets not subject to amortization other than goodwill. As of December 31, 2008, the Company has acquired amortizable intangible assets with a total gross carrying amount of approximately $81,600, of which $36,700, $31,400 and $6,000 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets. The accumulated amortization related to these intangibles as of December 31, 2008 totaled approximately $25,000 of which $6,600, $9,800 and $2,200 relate to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets. As of December 31, 2007, the Company had acquired amortizable intangible assets with a total gross carrying amount of $53,500, of which $30,700, $9,500 and $6,000 related to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets. The accumulated amortization related to these intangibles as of December 31, 2007 totaled approximately $14,800, of which $4,200, $4,000 and $1,600 related to proprietary technology, customer relationships and license agreements, respectively, with the remainder relating to other amortizable intangible assets. Intangible assets are included in other long-term assets in the accompanying Consolidated Balance Sheets. The acquired intangible assets have a total weighted-average useful life of approximately 9 years. The license agreements, proprietary technology and customer relationships have a weighted-average useful life of 8 years, 15 years and 4.5 years, respectively. The aggregate amortization expense for the year ended December 31, 2008 was approximately $9,800 and amortization expense estimated for each of the next five fiscal years is approximately $11,000 in 2009, $10,000 in 2010, $8,300 in 2011, $8,100 in 2012 and $4,800 in 2013.

Note 10—Reportable Business Segments and International Operations

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products. The Interconnect Products and Assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The Cable Products segment produces coaxial and flat ribbon cable and related products primarily for communication markets, including cable television. The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 herein. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

	Interconnect Products and Assemblies			Cable Products			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Net sales
—external	$2,950,570	$2,569,281	$2,207,508	$285,901	$281,760	$263,922	$3,236,471	$2,851,041	$2,471,430
—intersegment	3,844	3,901	3,875	15,932	14,780	16,892	19,776	18,681	20,767
Depreciation and amortization	80,404	75,554	65,958	5,257	5,446	6,023	85,661	81,000	71,981
Segment operating income	648,605	558,646	450,257	32,535	34,864	31,007	681,140	593,510	481,264
Segment assets	1,490,695	1,366,234	1,053,711	87,113	86,388	86,162	1,577,808	1,452,622	1,139,873
Additions to property, plant and equipment	106,004	100,672	79,866	2,017	2,889	1,788	108,021	103,561	81,654

Reconciliation of segment operating income to consolidated income before taxes:

	2008	2007	2006

Segment operating income	$681,140	$593,510	$481,264

Interest expense	(39,627)	(36,876)	(38,799)
Other expenses, net	(43,043)	(43,206)	(38,728)
Stock-based compensation expense	(16,316)	(12,444)	(9,718)
Casualty loss related to flood	—	—	(20,747)

Consolidated income before income taxes	$582,154	$500,984	$373,272

Reconciliation of segment assets to consolidated total assets:

	2008	2007	2006

Segment assets	$1,577,808	$1,452,622	$1,139,873
Goodwill	1,232,335	1,091,828	926,242
Other assets	184,016	131,283	129,282

Consolidated total assets	$2,994,159	$2,675,733	$2,195,397

Geographic information:

	Net sales			Land and depreciable assets, net
	2008	2007	2006	2008	2007
United States	$1,159,349	$1,155,846	$1,059,974	$112,000	$108,223
China	557,243	382,489	264,972	102,734	72,489
Other International Locations	1,519,879	1,312,706	1,146,484	129,781	135,482

Total	$3,236,471	$2,851,041	$2,471,430	$344,515	$316,194

Revenues by geographic area are based on the customer location to which the product is shipped.

Note 11—Other Expenses, net

The components of other income (expense) are set forth below

	Year Ended December 31,
	2008	2007	2006
Program fees on sale of accounts receivable	$(3,093)	$(5,191)	$(5,018)
Minority interests	(10,426)	(10,518)	(6,001)
Agency and commitment fees	(1,785)	(1,820)	(2,057)
Interest income	4,657	2,744	709
Other	189	(213)	(154)

	$(10,458)	$(14,998)	$(12,521)

Note 12—Casualty loss related to flood

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

Note 14—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30		September 30		December 31
2008
Net sales	$770,714	$846,817		$863,658		$755,282
Gross profit	250,906	276,590		281,251		240,406
Operating income	150,296	168,223		171,320		142,400
Net income	97,468	109,995		112,955		98,733
Net income per share—Basic	.55	.63		.64		.57
Net income per share—Diluted	.54	.61		.63		.56
Stock price—High	45.48	50.00		52.28		40.50
—Low	34.19	37.66		39.10		18.38
2007
Net sales	$651,084	$688,836		$733,851		$777,270
Gross profit	210,568	225,624		239,142		254,807
Operating income	122,597	133,413		143,350		153,498
Net income	77,704	83,996		91,501		99,993
Net income per share—Basic	.44	.47		.51		.56
Net income per share—Diluted	.43	.46		.50		.55
Stock price—High	34.06	36.63		40.11		47.16
—Low	30.75	32.80		33.28		39.49
2006
Net sales	$568,991	$606,598		$636,418		$659,423
Gross profit	179,815	192,700		201,734		213,931
Operating income	98,391	93,010	(1)	108,557	(1)	124,634
Net income	57,274	53,341	(1)	66,699	(1)	78,377
Net income per share—Basic(2)	.32	.30	(1)	.37	(1)	.44
Net income per share—Diluted(2)	.31	.29	(1)	.36	(1)	.43
Stock price—High(2)	26.25	30.81		32.20		35.25
—Low(2)	21.94	24.67		25.15		30.44

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

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and Subsidiaries (the “Company”). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Deloitte and Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2008 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Deloitte and Touche LLP has issued an unqualified report stating the Company has maintained effective internal control over financial reporting as of December 31, 2008.

February 23, 2009

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

358 Hall Avenue

P.O. Box 5030

Wallingford, CT 06492

Attention: Investor Relations

Item 11. Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 11 is incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 12 is incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 13 is incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

Pursuant to Instruction G(3) to Form 10-K, the information required in Item 14 is incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2008 Schedule

Report of Independent Registered Public Accounting Firm on Schedule	50
II—Valuation and Qualifying Accounts	51

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on Schedule

We have audited the consolidated financial statements of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our report thereon dated February 23, 2009; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 23, 2009

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	Balance at beginning of period	Charged to cost and expenses	Acquisitions	Deductions	Balance at end of period

2008 Allowance for doubtful accounts	$12,468	$2,089	$699	$(274)	$14,982
2007 Allowance for doubtful accounts	14,677	371	418	(2,998)	12,468
2006 Allowance for doubtful accounts	11,162	5,939	57	(2,481)	14,677

Signatures

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 23rd day of February 2009.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ R. Adam Norwitt	President and Chief Executive Officer	February 23rd, 2009
R. Adam Norwitt	(Principal Executive Officer)

/s/ Diana G. Reardon	Senior Vice President and Chief Financial Officer	February 23rd, 2009
Diana G. Reardon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 23rd, 2009
Martin H. Loeffler

/s/ Ronald P. Badie	Director	February 23rd, 2009
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 23rd, 2009
Stanley L. Clark

/s/ Edward G. Jepsen	Director	February 23rd, 2009
Edward G. Jepsen

/s/ Andrew E. Lietz	Director	February 23rd, 2009
Andrew E. Lietz

/s/ John R. Lord	Director	February 23rd, 2009
John R. Lord

/s/ Dean H. Secord	Director	February 23rd, 2009
Dean H. Secord

(a)(3) Listing of Exhibits

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to Form 8-K filed on April 28, 2000).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
3.4	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
10.1

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.2	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.3	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.4	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.5	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.6	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K).*
10.7	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K).*
10.8	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.9	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.10	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.12	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.13	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.14	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.15	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.16	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.17	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.18	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.19	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*
10.20	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.21	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.22	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.23	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.24	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan. **
10.25	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.26	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.27	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the

June 30, 2008 10-Q).*
10.28	2006 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.29	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.30	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the March 31, 2008 10-Q).*
10.31

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 20, 2005).*

10.32

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the March 31, 2007 10-Q).*

10.33

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.34

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.35	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.36	Asset and Stock Purchase Agreement between Teradyne, Inc. and Amphenol Corporation, dated October 10, 2005 (filed as an Exhibit to the Form 8-K filed on October 11, 2005).*
10.37	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the March 31, 2006 10-Q).*
10.38	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the March 31, 2006 10-Q).*
10.39	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.40	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.41	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.42	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.43	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the March 31, 2007 10-Q).*
10.44	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement. **
10.45	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the March 31, 2007 10-Q).*
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*                Incorporated herein by reference as stated.

**   Filed herewith.