Form 10-Q
period 2009-03-31
AMPHENOL CORP /DE/
filed 2009-05-06
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10879

AMPHENOL CORPORATION

Delaware	22-2785165
(State of Incorporation)	(IRS Employer
Identification No.)

358 Hall Avenue

Wallingford, Connecticut 06492

203-265-8900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2009, the total number of shares outstanding of Class A Common Stock was 171,288,934.

Amphenol Corporation

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMPHENOL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$150,519	$214,987
Accounts receivable, less allowance for doubtful accounts of $18,222 and $14,982, respectively	459,463	515,999
Inventories, net	479,704	512,507
Other current assets	88,144	92,371
Total current assets	1,177,830	1,335,864
Land and depreciable assets, less accumulated depreciation of $516,091 and $510,764 respectively	345,606	344,515
Goodwill	1,334,948	1,232,335
Other long-term assets	101,277	81,445
	$2,959,661	$2,994,159
Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$257,196	$305,950
Accrued salaries, wages and employee benefits	59,401	59,644
Accrued income taxes	59,086	65,846
Accrued acquisition-related obligations	17,590	120,357
Other accrued expenses	76,104	82,596
Current portion of long-term debt and capital lease obligations	497	439
Total current liabilities	469,874	634,832
Long-term debt and capital lease obligations	870,982	786,020
Accrued pension and post-employment benefit obligations	161,177	161,669
Other long-term liabilities	38,515	43,069
Shareholders’ Equity:
Common stock	172	171
Additional paid-in capital	27,909	22,746
Accumulated earnings	1,538,941	1,467,099
Accumulated other comprehensive loss	(166,972)	(140,591)
Total shareholders’ equity attributable to Amphenol Corporation	1,400,050	1,349,425
Noncontrolling interests	19,063	19,144
Total equity	1,419,113	1,368,569

	$2,959,661	$2,994,159

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Net sales	$660,012	$770,714
Cost of sales	453,633	519,808
Gross profit	206,379	250,906
Selling, general and administrative expense	95,694	100,610
Operating income	110,685	150,296

Interest expense	(8,998)	(9,899)
Other expenses, net	(215)	(482)
Income before income taxes	101,472	139,915
Provision for income taxes	(24,422)	(40,784)

Net income	77,050	99,131
Less: Net income attributable to noncontrolling interests	(2,640)	(1,663)

Net income attributable to Amphenol Corporation	$74,410	$97,468

Net income per common share-Basic	$.43	$.55

Average common shares outstanding-Basic	171,185,198	176,662,616

Net income per common share-Diluted	$.43	$.54

Average common shares outstanding-Diluted	173,098,475	180,197,969

Dividends declared per common share	$.015	$.015

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2009	2008
Net income	$77,050	$99,131
Adjustments for cash from operations:
Depreciation and amortization	22,991	22,771
Stock-based compensation expense	4,784	3,202
Net change in receivables sold	6,000	—
Net change in components of working capital	34,255	(18,888)

Net change in other long-term assets and liabilities	(2,315)	3,400

Cash flow provided by operations	142,765	109,616

Cash flow from investing activities:
Capital additions, net	(16,871)	(19,914)
Sale (purchase) of short-term investments	1,420	(4,162)
Investments in acquisitions	(261,464)	(70,443)

Cash flow used in investing activities	(276,915)	(94,519)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	85,887	127,106
Purchase of treasury stock	—	(143,693)
Proceeds from exercise of stock options	224	367
Excess tax benefits from stock-based payment arrangements	107	270
Dividend payments	(5,135)	(2,682)

Cash flow provided by (used in) financing activities	81,083	(18,632)

Effect of exchange rate changes on cash and cash equivalents	(11,401)	49

Net change in cash and cash equivalents	(64,468)	(3,486)
Cash and cash equivalents balance, beginning of period	214,987	183,641

Cash and cash equivalents balance, end of period	$150,519	$180,155

Cash paid during the period for:
Interest	$9,112	$10,006
Income taxes	27,488	21,610

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 and the related condensed consolidated statements of income and cash flow for the three months ended March 31, 2009 and 2008 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  The financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K.

Note 2-Inventories

Inventories, net, consist of:

	March 31, 2009	December 31, 2008
Raw materials and supplies	$126,269	$130,572
Work in process	224,201	233,003
Finished goods	129,234	148,932
	$479,704	$512,507

Note 3-Reportable Business Segments

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products. The Interconnect Products and Assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The Cable Products segment produces coaxial and flat ribbon cable and related products primarily for the communications markets, including cable television. The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates the performance of its business segments on, among other things, profit or loss from operations before interest, headquarters expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

The segment results for the three months ended March 31, 2009 and 2008 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2009	2008	2009	2008	2009	2008
Net sales
-external	$601,958	$700,625	$58,054	$70,089	$660,012	$770,714
-inter-segment	642	882	2,105	4,101	2,747	4,983
Segment operating income	116,443	153,536	7,836	8,270	124,279	161,806

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008

Segment operating income	$124,279	$161,806
Interest expense	(8,998)	(9,899)
Other expenses, net	(9,025)	(8,790)
Stock-based compensation expense	(4,784)	(3,202)
Income before income taxes	$101,472	$139,915

Note 4-Noncontrolling Interests

                Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”). SFAS 160 requires companies to classify expense related to noncontrolling interests’ share in income below net income (earnings per share will still be determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, SFAS 160 requires the liability related to noncontrolling interests to be presented as a separate caption within equity.   The presentation and disclosure requirements of SFAS 160 were retroactively applied.

A reconciliation of consolidated changes in equity for the three months ended March 31, 2009 is as follows:

	Amphenol Corporation Shareholders
	Common	Additional Paid	Accumulated	Accum. Other Comprehensive	Noncontrolling	Comprehensive	Total
	Stock	In Capital	Earnings	Loss	Interests	Income	Equity

Balance as of December 31, 2008	$171	$22,746	$1,467,099	$(140,591)	$19,144		$1,368,569
Comprehensive income:
Net income			74,410		2,640	$77,050	77,050
Other comprehensive income, net of tax:
Translation adjustments				(28,565)	(1,467)	(30,032)	(30,032)
Revaluation of interest rate derivatives				2,460		2,460	2,460
Defined benefit plan liability adjustment				(276)		(276)	(276)
Total comprehensive income						$49,202
Payments to shareholders of noncontrolling interest					(1,254)		(1,254)
Stock options exercised, including tax benefit	1	340					341
Stock compensation		39					39
Dividends declared			(2,568)				(2,568)
Stock-based compensation expense		4,784					4,784
Balance as of March 31, 2009	$172	$27,909	$1,538,941	$(166,972)	$19,063		$1,419,113

A reconciliation of consolidated changes in equity for the three months ended March 31, 2008 is as follows:

	Amphenol Corporation Shareholders
	Common	Additional Paid	Accumulated	Accum. Other Comprehensive	Treasury	Noncontrolling	Comprehensive	Total
	Stock	In (Deficit) Capital	Earnings	Loss	Stock	Interests	Income	Equity

Balance as of December 31, 2007	$181	$(43,647)	$1,431,635	$(43,644)	$(79,611)	$14,834		$1,279,748
Comprehensive income:
Net income			97,468			1,663	$99,131	99,131
Other comprehensive income, net of tax:
Translation adjustments				14,750		419	15,169	15,169
Revaluation of interest rate derivatives				(9,828)			(9,828)	(9,828)
Total comprehensive income							$104,472
Retirement of treasury stock	(5)		(203,791)		203,796			—
Purchase of treasury stock					(143,693)			(143,693)
Stock options exercised, including tax benefit		623						623
Stock compensation		53						53
Dividends declared			(2,601)					(2,601)
Stock-based compensation expense		3,202						3,202
Balance as of March 31, 2008	$176	$(39,769)	$1,322,711	$(38,722)	$(19,508)	$16,916		$1,241,804

Note 5-Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which relates to stock options. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding as of March 31, 2009 and 2008 is as follows (dollars in thousands, except per share amounts):

	2009	2008
Net income attributable to Amphenol Corporation	$74,410	$97,468
Basic average common shares outstanding	171,185,198	176,662,616
Effect of dilutive stock options	1,913,277	3,535,353
Diluted average common shares outstanding	173,098,475	180,197,969
Earnings per share:
Basic	$.43	$.55
Diluted	$.43	$.54

Excluded from the computations above were anti-dilutive shares of 5,892,250 and 18,500 for the three months ended March 31, 2009 and 2008, respectively.

Note 6-Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which may be required to be paid by reason of such proceedings or claims will have a material effect on the Company’s financial condition or results of operations.

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with all applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial condition or results of operations.

Subsequent to the acquisition of Amphenol Corporation from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc. in December 1999 (“Honeywell”)), Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites.  Amphenol Corporation and Honeywell jointly consented to perform certain investigations and remedial and monitoring activities at two sites, and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations.  The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Note 7-Stock-Based Compensation

The Company has two option plans for employees (the “Option Plans”), the 1997 Option Plan and the 2000 Stock Purchase and Option Plan for key employees of Amphenol Corporation and subsidiaries.  The Option Plans authorize the granting of additional stock options by a committee of the Board of Directors. As of March 31, 2009, the maximum number of shares of common stock available for the granting of additional stock options under the Option Plans was 3,883,860. Options granted under the Option Plans vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the Option Plans are subject to management stockholder agreements.  As of April 2009, all previously awarded options under the 1997 Option Plan have been exercised or forfeited and the 1997 Plan has been terminated per the terms of the 1997 Plan.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Board of Directors.  As of March 31, 2009, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 260,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods. For the three months ended March 31, 2009, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $4,784 and $3,631, respectively, and these reductions were $3,202 and $2,257, respectively for the three months ended March 31, 2008. The expense incurred for stock-based compensation is classified in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Income.

Stock option activity for the three months ended March 31, 2009 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2008	11,229,837	$25.82	6.69	$52,850
Options exercised	(22,603)	9.65
Options cancelled	(54,300)	35.78
Options outstanding as of March 31, 2009	11,152,934	$25.81	6.45	$78,653

Exercisable as of March 31, 2009	5,353,196	$16.55	4.86	$66,243

A summary of the status of the Company’s non-vested options as of March 31, 2009 and changes during the three months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options as of December 31, 2008	5,852,838	$11.03
Options cancelled	(53,100)	11.57

Non-vested options as of March 31, 2009	5,799,738	$11.02

During the three months ended March 31, 2009 and 2008, the following activity occurred under the Company’s Plans:

	2009	2008
Total intrinsic value of stock options exercised	$383	$984
Total fair value of stock awards vested	—	14

On March 31, 2009, the total compensation cost related to non-vested options not yet recognized is approximately $41,690 with a weighted average expected amortization period of 3.43 years.

Note 8-Shareholders’ Equity

The Company maintains an open-market stock repurchase program (the “Program”) expiring on January 31, 2010 to repurchase up to 20,000,000 shares of its common stock.  The Company did not purchase any shares of its common stock during the three months ended March 31, 2009. As of March 31, 2009, approximately 1,850,000 shares of common stock may still be purchased under the Program.

The Company pays a quarterly dividend on its common stock of $.015 per share. The Company paid its first quarter dividend in the amount of $2,568, or $.015 per share on March 31, 2009 to shareholders of record as of March 11, 2009. Total dividends paid in 2009 were $5,135, including those declared in 2008 and paid in 2009.

Note 9-Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (the “U.S. Plan”) covering certain of its U.S. employees. Benefits under the U.S. Plan are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. The following is a summary of the funded status of the Company’s defined benefit plans as of the most recent actuarial valuations; for each year presented below, projected benefits exceed assets.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$1,621	$1,947	$40	$47
Interest cost	5,568	5,794	209	219
Expected return on plan assets	(5,701)	(6,630)	—	—
Amortization of transition obligation	(22)	(27)	16	16
Amortization of prior service cost	514	519	—	—
Amortization of net actuarial losses	1,912	1,519	193	241
Net benefits expense	$3,892	$3,122	$458	$523

In general, the Company plans to make cash contributions to the U.S. Plan in accordance with minimum funding requirements but may also make voluntary cash contributions. Cash contributions in 2009 and in future years will depend on a number of factors including performance of the U.S. Plan assets.

The Company offers various defined contribution plans for its U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the three months ended March 31, 2009 and 2008, the total matching contributions to these plans were approximately $528 and $509, respectively.

Note 10-Goodwill and Other Intangible Assets

As of March 31, 2009, the Company has goodwill totaling $1,334,948 of which $1,261,399 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the three months ended March 31, 2009, goodwill increased by $102,613, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the period. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to its 2009 and certain of its 2008 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets not subject to amortization other than goodwill. A summary of the Company’s amortizable intangible assets as of March 31, 2009 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Useful Life

Customer relationships	$64,300	$11,600	9 years
Proprietary technology	36,900	7,100	15 years
License agreements	6,000	2,500	8 years
Trade names	1,300	—	15 years
Other	7,800	6,800	15 years
Total	$116,300	$28,000	11 years

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The aggregate amortization expense for the three months ended March 31, 2009 and 2008 was approximately $2,900 and $2,200, respectively. As of March 31, 2009, amortization expense estimated for each of the next five fiscal years is approximately $12,800 in 2010, $10,800 each in 2011 and 2012, $7,600 in 2013 and $4,700 in 2014.

Note 11—Long-Term Debt

The Company’s senior unsecured revolving credit facility is comprised of a five-year $1,000,000 unsecured revolving credit facility that is scheduled to expire in August 2011, of which approximately $861,000 was drawn as of March 31, 2009 (the “Revolving Credit Facility”). As of March 31, 2009, availability under the Revolving Credit Facility was $137,000 after a reduction of $2,000 for outstanding letters of credit. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points. The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants. As of March 31, 2009, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3. In March  2009, the  Company entered into a $20,000 letter of credit facility, of which approximately $12,800 was outstanding as of March 31, 2009.

As of March 31, 2009, the Company had interest rate swap agreements of $150,000, $250,000 and $250,000 that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, respectively, expiring in December 2009, December 2009 and July 2010, respectively.  The fair value of  swaps indicated that termination of the agreements as of March 31, 2009 would have resulted in a pre-tax loss of $21,053; such loss, net of tax of $7,790, is recorded in accumulated other comprehensive loss.

Note 12- Business Combinations

Effective January 1, 2009, the Company adopted SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R is applicable to the Company for acquisitions completed on or after January 1, 2009 and establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The areas of SFAS 141R that are most applicable to the Company are: (1) SFAS 141R requires companies to expense transaction costs as incurred; (2) any subsequent adjustments to a recorded performance-based liability after its recognition will be adjusted through income as opposed to goodwill; and (3) any noncontrolling interest will be recorded at fair value.

During the three months ended March 31, 2009, goodwill of approximately $126,000, attributable to the Interconnect Products and Assemblies segment, was recognized related to businesses acquired during the period which are not significant to the Company either individually or in the aggregate.

Note 13—Fair Value Measurements

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

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the

Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The Company believes that the only financial instrument subject to SFAS 157 with interim disclosure requirements are derivative instruments which represent interest rate swaps that are independently valued using market observable Level 2 inputs including interest rate yield curves. As of  March 31, 2009, the fair values of derivative instruments were a liability of $21,053.

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 14- Derivative Instruments

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requiring: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The Company is exposed to certain risks related to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk. Forward interest rate swap agreements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings.

SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets.  In accordance with SFAS 133, the Company designates forward interest rate swap agreements on variable-rate borrowings as cash flow hedges.

As of March 31, 2009 and December 31, 2008, the Company had the following derivative activity related to cash flow hedges:

		Fair Value
	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:

Interest rate contracts	Other accrued expenses	$9,466	$12,053

Interest rate contracts	Other long-term liabilities	11,587	12,904
Total derivatives designated as hedging instruments under SFAS 133		$21,053	$24,957

For the three months ended March 31, 2009, a gain of $2,460 was recognized in accumulated other comprehensive loss associated with interest rate contracts.  No gain or loss was reclassified from accumulated other comprehensive loss into net income during the period.

As of March 31, 2009, all derivatives of the Company were considered effective hedges as defined in SFAS 133.

Note 15 — Off-Balance Sheet Arrangement — Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Upon expiration, the Company intends to replace the Agreement with a similar program. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  Program fees payable to the purchaser under the Agreement are equivalent to rates afforded high quality commercial paper issuers plus certain fees and administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statements of Income. As of March 31, 2009 and December 31, 2008, approximately $91,000 and $85,000, respectively, of receivables were sold and are therefore not reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Note 16- Income Taxes

The provision for income taxes for the first quarter of 2009 and 2008 was at an effective rate of 24.1% and 29.1% (after reclassification of net income attributable to noncontrolling interest to conform to the 2009 presentation), respectively, the decrease due primarily to a reduction of income tax expense of approximately $3,600 in 2009 relating to the completion of certain audits of the Company’s prior year tax returns.  In addition, the lower 2009 rate reflects a more favorable mix of income in lower tax jurisdictions.

As of March 31, 2009, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $37,108, the majority of which is included in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter ended March 31, 2009 compared to the quarter ended March 31, 2008

Net sales were $660.0 in the first quarter of 2009 compared to $770.7 for the same period in 2008, a decrease of 14% in U.S. dollars and 11% in local currencies. Sales of interconnect products and assemblies (approximately 91% of sales) decreased 14% in U.S. dollars and 11% in local currencies in the first quarter of 2009 compared to 2008 ($602.0 in 2009 versus $700.6 in 2008). Sales decreased significantly in the automotive, telecommunications and data communications and industrial markets as a result of a weak end market demand resulting from the global economic crisis. Sales in the military aerospace market were  relatively flat as moderate growth in defense-related sales were offset by a weak commercial aircraft market. Sales in the wireless communications market grew primarily as a result of strength in China-related programs and the impact of acquisitions. Sales decreases occurred in all major geographic regions. Sales of cable products (approximately 9% of sales) decreased 17% in U.S. dollars and 11% in local currencies in the first quarter of 2009 compared to the same period in 2008 ($58.0 in 2009 versus $70.1 in 2008), primarily attributable to a slowdown in spending in broadband and cable television markets resulting from current weak economic conditions and difficult credit markets.

Geographically, sales in the United States in the first quarter of 2009 decreased approximately 21% compared to the same period in 2008 ($230.2 in 2009 versus $292.5 in 2008).  International sales for the first quarter of 2009 decreased approximately 10% in U.S. dollars and 5% in local currency compared to the same period in 2008 ($429.8 in 2009 versus $478.2 in 2008). The comparatively strong U.S. dollar for the first quarter had the effect of decreasing net sales by approximately $23.1 when compared to foreign currency translation rates for the same period in 2008.

The gross profit margin as a percentage of net sales was approximately 31.3% for the first quarter of 2009 compared to 32.6% for the same period in 2008.  The operating margins in the Interconnect Products and Assemblies segment decreased approximately 2.6% in the first quarter of 2009 when compared to the same period in 2008, primarily as a result of reduced volume levels given the current economic environment, partially offset by effective cost control programs. The operating margins for the Cable Products segment increased by approximately 1.7% in the first quarter of 2009 compared to the same period in 2008, primarily as a results of the positive impacts of lower material costs and operational cost reduction actions, which more than offset the impact of lower sales volume.

Selling, general and administrative expenses decreased to $95.7, or 14.5% of net sales, in the first quarter compared to $100.6 for the same period in 2008, which represented approximately 13.1% of net sales. The decrease in expense in the first quarter of 2009 is primarily attributable to significantly lower sales volume and the positive effect of cost reduction actions.

Other expenses, net, for the first quarter of 2009 and 2008 were $0.2 and $0.5 (excludes net income attributable to noncontrolling interests reclassified in accordance with SFAS 160), respectively, and comprised primarily agency and commitment fees on the Company’s credit facilities and program fees on the sale of accounts receivable ($0.7 in 2009 and $1.4 in 2008) offset by interest income ($0.6 in 2009 and $1.0 in 2008).

Interest expense for the first quarter of 2009 was $9.0 compared to $9.9 for the same period in 2008, primarily attributable to lower average interest rates in the first quarter of 2009.

The provision for income taxes for the first quarter of 2009 and 2008 was at an effective rate of  24.1% and 29.1%, respectively, the decrease due primarily to a reduction of income tax expense of $3.6 in 2009 relating to the completion of certain audits of the Company’s prior year tax returns.  In addition, the lower 2009 rate reflects a more favorable mix of income in lower tax jurisdictions.

Liquidity and Capital Resources

Cash provided by operations was $142.8 in the first three months of 2009 compared to $109.6 in the same 2008 period.  The increase in cash flow is related primarily to a decrease in components of working capital, the sale of $6.0 of receivables under the Company’s receivable securitization program in addition to an increase in non-cash expenses including stock-based compensation and depreciation which more than offset a reduction in net income. The components of working capital decreased $34.3 in the first three months of 2009 due primarily to decreases of $58.6 and $46.1 in accounts receivable and inventory, respectively, which were partially offset by decreases in accounts payable and accrued liabilities of $56.7 and $14.4, respectively.  The components of working capital increased $18.9 in the first three months of 2008 due primarily to increases of $22.8 in inventory, an increase in prepaid expenses and other assets of $7.7 and a decrease in accounts payable of $16.4 offset by a decrease in accounts receivable of $22.0 and an increase in accrued expenses of $6.0.

Accounts receivable decreased $56.5 to $459.5, reflecting the impact of lower sales levels and a decrease due to translation resulting from the comparatively stronger U.S. dollar at March 31, 2009 compared to December 31, 2008 (“Translation”) partially offset by the impact of acquisitions of $16.9. Days sales outstanding was 72 days at both March 31, 2009 and December 31, 2008.  Inventories decreased $32.8 to $479.7, primarily due to adjustments to production activity in response to lower demand levels and Translation offset by the impact of acquisitions of $19.3. Inventory days, excluding the impact of acquisitions, increased from 88 at December 31, 2008 to 93 at March 31, 2009.  The increase in inventory days resulted primarily from a slowdown in sales activity in the first quarter of 2009 as a result of the global economic slowdown.  The Company will continue to focus on inventory reduction as adjustments to production activity continue in response to lower demand levels. Land and depreciable assets, net, increased $1.1 to $345.6 reflecting capital expenditures of $17.2 as well as fixed assets from acquisitions of $9.5, offset by depreciation of $20.0, $5.1 due to Translation and disposals of $0.5. Goodwill increased $102.6 to $1,334.9, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the period. Other long-term assets increased $19.8 to $101.3 primarily due to an increase in identifiable intangible assets resulting from acquisitions made in the first quarter of 2009 partially offset by a decrease in long-term deferred tax assets.  Accounts payable decreased $48.8 to $257.2 primarily as a result of a decrease in purchasing activity during the period related to lower first quarter 2009 sales levels offset by the impact of acquisitions of $10.4 during the quarter and to a lesser extent Translation. Total accrued expenses decreased $116.3 to $212.2 primarily due a reduction in accrued acquisition-related obligations of $102.8 as well as a decrease in accrued income taxes and Translation of $16.3.

For the first three months of 2009, cash from operations of $142.8, net borrowings from the Revolving Credit Facility of $85.9, sales of short-term investments of $1.4, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $0.3 and cash on hand of $64.5 were  used to fund acquisition-related payments of $261.5, capital expenditures of $16.9 and dividend payments of $5.1. For the first three months of 2008, cash from operating activities of $109.6, net borrowings from the revolving credit facility of $127.1, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $0.6 and cash on hand of $3.5 were used to fund purchases of treasury stock of $143.7, acquisition related payments of $70.4, capital expenditures of $20.0, purchases of short-term investments of $4.2 and dividend payments of $2.7.

The Company’s senior unsecured revolving credit facility is comprised of a five-year $1,000.0  unsecured revolving credit facility that is scheduled to expire in August 2011 (the “Revolving Credit Facility), of which approximately $861.3 was drawn as of March 31, 2009. As of March 31, 2009, availability under the Revolving Credit Facility was $136.7 after a reduction of $2.0 for outstanding letters of credit. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points. The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants. As of March 31, 2009, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3. In March 2009, the Company entered into a $20.0 letter of credit facility, of which approximately $12.8 was outstanding as of March 31, 2009.

As of March 31, 2009, the Company had interest rate swap agreements of $150.0, $250.0 and $250.0 that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, respectively, expiring in December 2009, December 2009 and July 2010, respectively.  The fair value of  swaps indicated that termination of the agreements as of  March 31, 2009 would have resulted in a pre-tax loss of $21.0; such loss, net of tax of $7.8, is recorded in accumulated other comprehensive loss.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and expires in July 2009. Upon expiration, the Company intends to replace the Agreement with a similar program. Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  Program fees payable to the purchaser under the agreement are equivalent to rates afforded high quality commercial paper issuers plus certain fees and administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statements of Income. As of March 31, 2009 and December 31, 2008, approximately $91.0 and $85.0, respectively, of receivables were sold and are therefore not reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions as well as for liabilities for performance-based additional cash consideration on prior acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and the sale of receivables under the Agreement. In addition, the Company had cash, cash equivalents and short-term investments of $153.5 as of March 31, 2009, the majority of which is in non-U.S. accounts. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

The Company maintains an open-market stock repurchase program (the “Program”) expiring January 31, 2010 to repurchase up to 20 million shares of its common stock.  The Company did not purchase any shares of its common stock during the three months ended March 31, 2009. As of March 31, 2009, approximately 1.8 million shares of common stock may be purchased under the Program.

The Company pays a quarterly dividend on its common stock of $.015 per share. The Company paid its first quarter dividend in the amount of $2.6, or $.015 per share on March 31, 2009 to shareholders of record as of March 11, 2009. Total dividends paid in 2009 were $5.1, including those declared in 2008 and paid in 2009.

 In general, the Company plans to make cash contributions to the U.S. Plan in accordance with minimum funding requirements but may also make voluntary cash contributions. Cash contributions in 2009 and in future years will depend on a number of factors including performance of U.S. Plan assets.

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

Subsequent to the acquisition of Amphenol Corporation from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc. in December 1999 (“Honeywell”)), Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in relation to several environmental cleanup sites.  Amphenol Corporation and Honeywell jointly consented to perform certain investigations and remedial and monitoring activities at two sites, and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations.  The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements within the meaning of the federal securities laws, and should be considered subject to the many uncertainties that exist in the Company’s operations and business environment. These uncertainties, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors, are set forth in Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K. Actual results could differ materially from those currently anticipated. The Company does not undertake to update such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2008 Annual Report on Form 10-K.  As of March 31, 2009, the Company had interest rate swap agreements of $150.0, $250.0 and $250.0 that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, respectively, expiring in December 2009, December 2009 and July 2010, respectively.  As of March 31, 2009, the Company’s average LIBOR rate was 3.64%.  A 10% change in the LIBOR interest rate at March 31, 2009 would have the effect of increasing or decreasing interest expense by approximately $0.1. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2009, although there can be no assurances that interest rates will not significantly change.

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

Item 1A.         Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The Company maintains an open-market stock repurchase program expiring January 31, 2010 to repurchase up to 20 million shares of its common stock.  The Company did not purchase any shares of its common stock during the three months ended March 31, 2009. As of March 31, 2009, approximately 1.8 million shares of common stock may be purchased under the program.

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders

None

Item 5.            Other Information

None

Item 6.            Exhibits —

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
3.4	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
10.1

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.2	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.3	1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.16 to the June 30, 1997 10-Q).*
10.4	Amended 1997 Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.19 to the June 30, 1998 10-Q).*
10.5	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.6	Form of 1997 Management Stockholders’ Agreement (filed as Exhibit 10.50 to the December 31, 2004 10-K).*
10.7	Form of 1997 Non-Qualified Stock Option Agreement (filed as Exhibit 10.51 to the December 31, 2004 10-K).*
10.8	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.9	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.10	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.12	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.13	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.14	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.15	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.16	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.17	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.18	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.19	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*
10.20	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the 1996 10-K).*
10.21	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.22	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.23	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.24	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.25	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the

December 31, 1997 10-K).*
10.26	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.27	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.28	2006 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.48 to the December 31, 2005 10-K).*
10.29	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.30	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the March 31, 2008 10-Q).*
10.31	2009 Amphenol Corporation Management Incentive Plan.**
10.32	2009 Amphenol Corporation Executive Incentive Plan.**
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

10.36	Continuing Agreement for Standby Letters of Credit between Amphenol Corporation and Deutsche Bank.**
10.37

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.38	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.39	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the March 31, 2006 10-Q).*
10.40	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the March 31, 2006 10-Q).*
10.41	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.42	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.43	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.44	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.45	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the March 31, 2007 10-Q).*
10.46	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement (filed as Exhibit 10.44 to the December 31, 2008 10-K).*
10.47	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the March 31, 2007 10-Q).*
10.48	Continuing Agreement for Standby Letters of Credit between Amphenol Corporation and Deutsche Bank.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*    Incorporated herein by reference as stated.

**  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon
Authorized Signatory and Principal Financial Officer

Date:  May 6, 2009