Form 10-Q
period 2009-06-30
AMPHENOL CORP /DE/
filed 2009-08-06
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, the total number of shares outstanding of Class A Common Stock was 171,418,975.

Amphenol Corporation

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(dollars in thousands)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$220,765	$214,987
Accounts receivable, less allowance for doubtful accounts of $17,967 and $14,982, respectively	445,073	515,999
Inventories, net	449,894	512,507
Other current assets	91,209	92,371
Total current assets	1,206,941	1,335,864

Land and depreciable assets, less accumulated depreciation of $547,890 and $510,764, respectively	345,538	344,515
Goodwill	1,349,707	1,232,335
Other long-term assets	97,331	81,445
	$2,999,517	$2,994,159

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$247,391	$305,950
Accrued salaries, wages and employee benefits	60,788	59,644
Accrued income taxes	48,442	65,846
Accrued acquisition-related obligations	9,220	120,357
Other accrued expenses	71,227	82,596
Current portion of long-term debt and capital lease obligations	527	439
Total current liabilities	437,595	634,832
Long-term debt and capital lease obligations	820,581	786,020
Accrued pension and post-employment benefit obligations	169,695	161,669
Other long-term liabilities	42,918	43,069
Shareholders’ Equity:
Common stock	172	171
Additional paid-in capital	36,862	22,746
Accumulated earnings	1,611,240	1,467,099
Accumulated other comprehensive loss	(138,876)	(140,591)
Total shareholders’ equity attributable to Amphenol Corporation	1,509,398	1,349,425
Noncontrolling interests	19,330	19,144
Total equity	1,528,728	1,368,569

	$2,999,517	$2,994,159

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$685,184	$846,817	$1,345,196	$1,617,531
Cost of sales	471,034	570,227	924,667	1,090,035
Gross profit	214,150	276,590	420,529	527,496
Selling, general and administrative expense	98,672	108,367	194,366	208,977
Operating income	115,478	168,223	226,163	318,519

Interest expense	(9,131)	(9,915)	(18,129)	(19,814)
Other (income) expenses, net	(382)	134	(597)	(348)
Income before income taxes	105,965	158,442	207,437	298,357
Provision for income taxes	(29,140)	(46,022)	(53,562)	(86,806)
Net income	76,825	112,420	153,875	211,551
Less: Net income attributable to noncontrolling interests	(1,955)	(2,425)	(4,595)	(4,088)

Net income attributable to Amphenol Corporation	$74,870	$109,995	$149,280	$207,463

Net income per common share-Basic	$0.44	$0.63	$0.87	$1.18

Average common shares outstanding-Basic	171,317,112	175,487,646	171,251,519	176,075,131

Net income per common share-Diluted	$0.43	$0.61	$0.86	$1.15

Average common shares outstanding-Diluted	173,649,705	179,395,729	173,375,613	179,796,849

Dividends declared per common share	$0.015	$0.015	$0.030	$0.030

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2009	2008
Net income	$153,875	$211,551
Adjustments for cash from operations:
Depreciation and amortization	47,770	45,684
Stock-based compensation expense	10,028	7,196
Net change in receivables sold	(6,000)	—
Net change in components of working capital	76,057	(69,704)
Net change in other long-term assets and liabilities	2,911	11,088

Cash flow provided by operations	284,641	205,815

Cash flow from investing activities:
Capital additions, net	(30,832)	(50,503)
Purchase of short-term investments	(593)	(8,551)
Investments in acquisitions	(271,578)	(99,474)

Cash flow used in investing activities	(303,003)	(158,528)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	35,281	94,277
Purchase of treasury stock	—	(143,693)
Proceeds from exercise of stock options	3,015	8,782
Excess tax benefits from stock-based payment arrangements	696	4,981
Dividend payments	(7,706)	(5,317)

Cash flow provided by (used in) financing activities	31,286	(40,970)

Effect of exchange rate changes on cash and cash equivalents	(7,146)	(1,196)

Net change in cash and cash equivalents	5,778	5,121
Cash and cash equivalents balance, beginning of period	214,987	183,641

Cash and cash equivalents balance, end of period	$220,765	$188,762

Cash paid during the period for:
Interest	$17,957	$19,877
Income taxes	62,086	72,095

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, the related condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flow for the six months ended June 30, 2009 and 2008 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  The financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K.

Note 2-Inventories

Inventories, net, consist of:

	June 30, 2009	December 31, 2008
Raw materials and supplies	$118,284	$130,572
Work in process	212,528	233,003
Finished goods	119,082	148,932
	$449,894	$512,507

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

The segment results for the three months ended June 30, 2009 and 2008 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2009	2008	2009	2008	2009	2008
Net sales
-external	$621,440	$771,112	$63,744	$75,705	$685,184	$846,817
-inter-segment	867	1,162	2,335	3,970	3,202	5,132
Segment operating income	119,743	171,625	10,059	8,729	129,802	180,354

The segment results for the six months ended June 30, 2009 and 2008 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2009	2008	2009	2008	2009	2008
Net sales
-external	$1,223,398	$1,471,737	$121,798	$145,794	$1,345,196	$1,617,531
-inter-segment	1,509	2,044	4,440	8,071	5,949	10,115
Segment operating income	236,186	325,161	17,895	16,999	254,081	342,160

A reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2009 and 2008 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Segment operating income	$129,802	$180,354	$254,081	$342,160
Interest expense	(9,131)	(9,915)	(18,129)	(19,814)
Other expenses, net	(9,461)	(8,003)	(18,487)	(16,793)
Stock-based compensation expense	(5,245)	(3,994)	(10,028)	(7,196)
Income before income taxes	$105,965	$158,442	$207,437	$298,357

Note 4-Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2009 and 2008 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income	$76,825	$112,420	$153,875	$211,551
Currency translation adjustments	25,788	(2,484)	(4,244)	12,685
Revaluation of interest rate derivatives	2,451	8,333	4,911	(1,495)
Defined benefit plan liability adjustment	(16)	—	(292)	—
Total comprehensive income	$105,048	$118,269	$154,250	$222,741

Note 5-Noncontrolling Interests

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”). SFAS 160 requires companies to classify expenses related to noncontrolling interests’ share in income below net income (earnings per share will still be determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, SFAS 160 requires the liability related to noncontrolling interests to be presented as a separate caption within equity.   The presentation and disclosure requirements of SFAS 160 were retroactively applied.

A reconciliation of consolidated changes in equity for the six months ended June 30, 2009 is as follows:

	Amphenol Corporation Shareholders
				Accum. Other
	Common	Additional Paid	Accumulated	Comprehensive	Noncontrolling	Total
	Stock	In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2008	$171	$22,746	$1,467,099	$(140,591)	$19,144	$1,368,569
Comprehensive income:
Net income			149,280		4,595	153,875
Other comprehensive income, net of tax:
Translation adjustments				(2,904)	(1,340)	(4,244)
Revaluation of interest rate derivatives				4,911		4,911
Defined benefit plan liability adjustment				(292)		(292)
Payments to shareholders of noncontrolling interest					(3,069)	(3,069)
Stock options exercised, including tax benefit	1	4,002				4,003
Stock compensation		85				85
Dividends declared			(5,139)			(5,139)
Stock-based compensation expense		10,029				10,029
Balance as of June 30, 2009	$172	$36,862	$1,611,240	$(138,876)	$19,330	$1,528,728

Note 6-Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which relates to stock options. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding for the three and six months ended June 30, 2009 and 2008 is as follows (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income attributable to Amphenol Corporation	$74,870	$109,995	$149,280	$207,463
Basic average common shares outstanding	171,317,112	175,487,646	171,251,519	176,075,131
Effect of dilutive stock options	2,332,593	3,908,083	2,124,094	3,721,718
Diluted average common shares outstanding	173,649,705	179,395,729	173,375,613	179,796,849
Earnings per share:
Basic	$0.44	$0.63	$0.87	$1.18
Diluted	$0.43	$0.61	$0.86	$1.15

Excluded from the computations above were anti-dilutive shares of 7,776,030 and 2,146,200 for the six months ended June 30, 2009 and 2008, respectively.

Note 7-Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which it may be required to pay by reason of such proceedings or claims will have a material effect on the Company’s financial condition or results of operations.

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

Subsequent to the acquisition of Amphenol Corporation from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc. in December 1999 (“Honeywell”)), Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites.  Amphenol Corporation and Honeywell jointly consented to perform certain investigations and remedial and monitoring activities at two sites, and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material effect on the Company’s consolidated financial condition or results of operations.  The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Note 8- New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS No. 165 on June 30, 2009, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 6, 2009.

Note 9-Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for key employees of Amphenol Corporation and Subsidiaries.  The Company previously maintained the 1997 Option Plan (the “1997 Option Plan”) and maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  As of April 2009, all previously awarded options under the 1997 Option Plan have been exercised or forfeited, and the 1997 Option Plan has been terminated per the terms of the 1997 Option Plan.   The 2000 Option Plan and the 2009 Option Plan authorize the granting of additional stock options by a committee of the Company’s Board of Directors. As of June 30, 2009, there were no shares of common stock available for the granting of additional stock options under the 2000 Option Plan, and there were 12,323,500 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant. In addition, shares issued in conjunction with the exercise of stock options under the 2000 Option Plan and the 2009 Option Plan are subject to management stockholder agreements.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of June 30, 2009, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 200,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The grant-date fair value of each option grant under the 2000 Option Plan, the 2009 Option Plan and the Directors Option Plan is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.

Expected share price volatility was calculated based on the historical volatility of the stock of Amphenol Corporation and implied volatility derived from related exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was based on Amphenol Corporation’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods. For the three months ended June 30, 2009, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $5,245 and $3,803, respectively, and these reductions were $10,028 and $7,442, respectively, for the six months ended June 30, 2009.  For the three months ended June 30, 2008, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $3,994 and $2,816, respectively, and these reductions were $7,196 and $5,073, respectively, for the six months ended June 30, 2008. The expense incurred for stock-based compensation is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Stock option activity for the six months ended June 30, 2009 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2008	11,229,837	$25.82	6.69	$52,850
Options exercised	(22,603)	9.65
Options cancelled	(54,300)	35.78
Options outstanding as of March 31, 2009	11,152,934	$25.81	6.45	$78,653
Options granted	3,736,500	32.01
Options exercised	(196,215)	14.22
Options cancelled	(16,000)	33.33
Options outstanding as of June 30, 2009	14,677,219	$32.99	7.17	$97,503

Exercisable as of June 30, 2009	6,993,673	$20.04	5.27	$89,507

A summary of the status of the Company’s non-vested options as of June 30, 2009 and changes during the six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options as of December 31, 2008	5,852,838	$11.03
Options cancelled	(53,100)	11.57
Non-vested options as of March 31, 2009	5,799,738	$11.02
Options granted	3,736,500	11.12
Options vested	(1,836,692)	9.42
Options cancelled	(16,000)	10.79
Non-vested options as of June 30, 2009	7,683,546	$11.45

During the three and six months ended June 30, 2009 and 2008, the following activity occurred under the1997 Option Plan, the 2000 Option Plan, the 2009 Option Plan and the Directors Option Plan:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total intrinsic value of stock options exercised	$3,654	$19,869	$4,037	$20,852
Total fair value of stock awards vested	17,296	12,572	17,296	12,586

On June 30, 2009, the total compensation cost related to non-vested options not yet recognized is approximately $72,673 with a weighted average expected amortization period of 3.95 years.

Note 10-Shareholders’ Equity

The Company maintains an open-market stock repurchase program (the “Program”) expiring on January 31, 2010 to repurchase up to 20,000,000 shares of its common stock.  The Company did not purchase any shares of its common stock under the Program during the six months ended June 30, 2009. As of June 30, 2009, approximately 1,850,000 shares of common stock may still be purchased under the Program.

The Company pays a quarterly dividend on its common stock of $.015 per share. The Company paid its second quarter dividend in the amount of $2,571, or $.015 per share on June 30, 2009 to shareholders of record as of June 10, 2009.  Cumulative dividends declared during 2009 were $5,139.  Total dividends paid in 2009 were $7,706, including those declared in 2008 and paid in 2009.

Note 11-Benefit Plans and Other Postretirement Benefits

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

			Other Postretirement
	Pension Benefits		Benefits
	Three months ended June 30,
	2009	2008	2009	2008
Service cost	$1,666	$1,958	$40	$47
Interest cost	5,653	5,820	209	219
Expected return on plan assets	(5,749)	(6,627)	—	—
Amortization of transition obligation	(24)	(27)	16	16
Amortization of prior service cost	516	519	—	—
Amortization of net actuarial losses	1,925	1,519	193	241
Net benefits expense	$3,987	$3,162	$458	$523

			Other Postretirement
	Pension Benefits		Benefits
	Six months ended June 30,
	2009	2008	2009	2008
Service cost	$3,287	$3,905	$80	$94
Interest cost	11,221	11,614	418	439
Expected return on plan assets	(11,450)	(13,257)	—	—
Amortization of transition obligation	(46)	(54)	32	31
Amortization of prior service cost	1,030	1,038	—	—
Amortization of net actuarial losses	3,837	3,038	387	482
Net benefits expense	$7,879	$6,284	$917	$1,046

The Company intends to make cash contributions to the U.S. Plan in accordance with minimum funding requirements but may also make voluntary cash contributions. Voluntary cash contributions to the U.S. Plan in 2009 and in future years will depend on a number of factors including performance of the U.S. Plan assets.

The Company offers various defined contribution plans for its U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the six months ended June 30, 2009 and 2008, the total matching contributions to these U.S. defined contribution plans were approximately $915 and $948, respectively.

Note 12-Goodwill and Other Intangible Assets

As of June 30, 2009, the Company has goodwill totaling $1,349,707 of which $1,276,158 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the six months ended June 30, 2009, goodwill increased by $117,372, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the period. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to its 2009 and certain of its 2008 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets not subject to amortization other than goodwill. A summary of the Company’s amortizable intangible assets as of June 30, 2009 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Useful Life

Customer relationships	$63,900	$13,900	9 years
Proprietary technology	36,900	7,700	15 years
License agreements	6,000	2,700	8 years
Trade names and other	9,200	7,000	15 years
Total	$116,000	$31,300	11 years

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The aggregate amortization expense for the three months ended June 30, 2009 and 2008 was approximately $3,400 and $2,400, respectively. The aggregate amortization expense for the six months ended June 30, 2009 and 2008 was approximately $6,300 and $4,600, respectively. As of June 30, 2009, amortization expense estimated for each of the next five fiscal years is approximately $12,800 in 2010, $10,800 each in 2011 and 2012, $7,600 in 2013 and $4,700 in 2014.

Note 13—Long-Term Debt

The Company has a five-year $1,000,000 unsecured revolving credit facility (the “Revolving Credit Facility”) that is scheduled to expire in August 2011, of which approximately $814,000 was drawn as of June 30, 2009. As of June 30, 2009, availability under the Revolving Credit Facility was $186,000. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points. The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants. As of June 30, 2009, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3. In March 2009, the Company entered into a $20,000 letter of credit facility, of which approximately $14,900 was outstanding as of June 30, 2009.

As of June 30, 2009, the Company had interest rate swap agreements of $150,000, $250,000 and $250,000 that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, respectively, expiring in December 2009, December 2009 and July 2010, respectively.  The fair value of swaps indicated that termination of the agreements as of June 30, 2009 would have resulted in a pre-tax loss of $17,111; such loss, net of tax of $6,331 is included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets.

Note 14- Business Combinations

Effective January 1, 2009, the Company adopted SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R is applicable to the Company for acquisitions completed on or after January 1, 2009 and establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination; and (3) determines what information to disclose in the financial statements. The areas of SFAS 141R that are most applicable to the Company are: (1) SFAS 141R requires companies to expense transaction costs as incurred; (2) any subsequent adjustments to a recorded performance-based liability after its recognition are adjusted through income as opposed to goodwill; and (3) any noncontrolling interests are recorded at fair value.

During the six months ended June 30, 2009, goodwill of approximately $127,000 attributable to the Interconnect Products and Assemblies segment was recognized related to businesses acquired during the period, which was not significant to the Company either individually or in the aggregate.

Note 15—Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 established a new framework for measuring fair value of financial and non-financial instruments and expands related disclosures. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs.

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

The Company maintains policies and procedures to value instruments using the most relevant data available including independent price validation for certain instruments.

The Company believes that the only financial instrument subject to SFAS 157 with interim disclosure requirements are derivative instruments which represent interest rate swaps that are independently valued using market observable Level 2 inputs including interest rate yield curves. As of June 30, 2009, the fair values of derivative instruments reflected a liability of $17,111.

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 16- Derivative Instruments

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

SFAS 133 requires companies to recognize derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets.  In accordance with SFAS 133, the Company designates forward interest rate swap agreements on variable-rate borrowings as cash flow hedges.

As of June 30, 2009 and December 31, 2008, the Company had the following derivative activity related to cash flow hedges:

		Fair Value
	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:

Interest rate contracts	Other accrued expenses	$6,950	$12,053

Interest rate contracts	Other long-term liabilities	10,161	12,904

Total derivatives designated as hedging instruments under SFAS 133		$17,111	$24,957

For the three and six months ended June 30, 2009, a gain of $2,451 and $4,911, respectively, was recognized in accumulated other comprehensive loss associated with interest rate contracts.  No gain or loss was reclassified from accumulated other comprehensive loss into net income during the period.

As of June 30, 2009, the derivatives of the Company were considered effective hedges as defined in SFAS 133.

Note 17 – Off-Balance Sheet Arrangement – Accounts Receivable Securitization

A subsidiary of the Company has an agreement whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and originally expired in July 2009.  The Agreement was amended and extended in May 2009 and will expire in May 2010.  Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  Program fees payable to the purchaser under the Agreement are equivalent to rates afforded high quality commercial paper issuers plus certain fees and administrative expenses and are included in other expenses, net in the accompanying Consolidated Statements of Income. As of June 30, 2009 and December 31, 2008, approximately $79,000 and $85,000, respectively, of receivables were sold and are therefore not reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Note 18- Income Taxes

The provision for income taxes for the second quarter and the first six months of 2009 was at an effective rate of 27.5% and 25.8%, respectively.  The provision for income taxes for the second quarter and the first six months of 2008 was at an effective rate of 29.0% and 29.1%, respectively. The effective tax rates for the second quarter and the first six months of 2009 were lower primarily due to a more favorable mix of income in lower tax jurisdictions. In addition, the lower effective tax rate for the first six months of 2009 reflects a reduction of income tax expense of approximately $3,600 in the first quarter of 2009 relating to the completion of certain audits of the Company’s prior year tax returns.

As of June 30, 2009, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $34,354, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter and six months ended June 30, 2009 compared to the quarter and six months ended June 30, 2008

Net sales were $685.2 and $1,345.2 in the second quarter and first six months of 2009 compared to $846.8 and $1,617.5 for the same periods in 2008, a decrease of 19% and 17% in U.S. dollars and 16% and 14% in local currencies, respectively. Sales of interconnect products and assemblies (approximately 91% of sales) decreased 19% in U.S. dollars and 17% in local currencies in the second quarter of 2009 compared to 2008 ($621.4 in 2009 versus $771.1in 2008) and 17% in U.S. dollars and 14% in local currencies in the first six months of 2009 compared to 2008 ($1,223.4 in 2009 versus $1,471.7 in 2008). Sales for the second quarter and first six months of 2009 decreased significantly in the automotive, telecommunications and data communications and industrial markets as a result of a weak end market demand resulting from the global economic crisis. Sales for the second quarter and first six months of 2009 in the aerospace market decreased primarily due to lower demand in the commercial aircraft market and to a lesser extent the defense market, partially offset by the impact of acquisitions. Sales in the wireless communications market in the second quarter decreased as a result of weak end market demand resulting from the global economic crisis, although for the first six months of 2009, sales slightly increased primarily as a result of strength in the first quarter in China-related programs which did not continue into the second quarter at the same level and the impact of acquisitions. Sales in the wireless device market increased over the prior year as a result of new program wins. Sales decreases occurred in all major geographic regions. Sales of cable products (approximately 9% of sales) decreased 16% in U.S dollars and 11% in local currencies in both the second quarter of 2009 and the first six months of 2009 compared to the same periods in 2008 ($63.7 and $121.8 in 2009 versus $75.7 and $145.8 in 2008). This decrease is primarily attributable to a slowdown in spending in international broadband and cable television markets resulting from current weak economic conditions and difficult credit markets.

Geographically, sales in the United States in the second quarter and six months of 2009 decreased approximately 17% and 19%, respectively, compared to the same periods in 2008 ($251.6 and $481.8  in 2009 versus $302.0 and $594.5 in 2008).  International sales for the second quarter and first six months of 2009 decreased approximately 20% and 16% in U.S. dollars, respectively, ($433.5 and $863.4 in 2009 versus $544.8 and $1,023.0 in 2008) and decreased approximately 16% and 11% in local currencies, respectively, compared to the same periods in 2008. The comparatively stronger U.S. dollar for the second quarter and first six months of 2009 had the effect of decreasing net sales by approximately $22.9 and $46.0, respectively, compared to foreign currency translation rates for the same periods in 2008.

The gross profit margin as a percentage of net sales was approximately 31.3% for both the second quarter and the first six months of 2009 compared to 32.7% and 32.6% for the respective periods in 2008.  The operating margins in the Interconnect Products and Assemblies segment decreased approximately 3.0% and 2.8% in the second quarter and first six months of 2009, respectively, compared to the same periods in 2008 primarily a result of reduced volume levels given the current economic environment, partially offset by effective cost control programs. The operating margins in the Cable Products segment increased by approximately 4.3% and 3.0% in the second quarter and the first six months of 2009, respectively, compared to the same periods in 2008, primarily as a result of the positive impacts of lower material costs and operational cost reduction actions, which more than offset the impact of lower sales volume.

Selling, general and administrative expenses decreased to $98.7 and $194.4, or 14.4% of net sales for both the second quarter and first six months of 2009, respectively, compared to $108.4 and $209.0 for the same periods in 2008, which represented approximately 12.8% and 12.9% of net sales for the respective periods. The decrease in expense in the second quarter and first six months of 2009 is primarily attributable to significantly lower sales volume and the positive effect of cost reduction actions. Selling, general and administrative expenses includes stock-based compensation expense (Note 9) of $5.2 and $10.0 for the second quarter and six months ended June

30, 2009, respectively, compared to $4.0 and $7.2 for the respective periods in 2008.

Interest expense for the second quarter and first six months of 2009 was $9.1 and $18.1, respectively, compared to $9.9 and $19.8 for the same periods in 2008. The decreases in the second quarter and the first six months of 2009 compared to the 2008 periods are primarily attributable to lower average interest rates in 2009 partially offset by higher debt levels.

The provision for income taxes for the second quarter and the first six months of 2009 was at an effective rate of 27.5% and 25.8%, respectively.  The provision for income taxes for the second quarter and the first six months of 2008 was at an effective rate of 29.0% and 29.1%, respectively. The effective tax rates for the second quarter and the first six months of 2009 were lower primarily due to a more favorable mix of income in lower tax jurisdictions. In addition, the lower effective tax rate for the first six months of 2009 reflects a reduction of income tax expense of approximately $3.6 in the first quarter of 2009 relating to the completion of certain audits of the Company’s prior year tax returns.

Liquidity and Capital Resources

Cash provided by operations was $284.6 in the first six months of 2009 compared to $205.8 in the same 2008 period.  The increase in cash flow is related primarily to a decrease in components of working capital and an increase in non-cash expenses including depreciation and stock-based compensation, which more than offset a reduction in net income and $6.0 of lower receivables sold under the Company’s receivable securitization program. The components of working capital decreased $76.1 in the first six months of 2009 due primarily to decreases of $95.8 and $83.0 in accounts receivable and inventory, respectively, which were partially offset by decreases in accounts payable and accrued liabilities of $72.3 and $31.2, respectively.  The components of working capital increased $69.7 in the first six months of 2008 due primarily to increases of $39.8 in inventory, increases of $22.8 and $14.5 in accounts receivable and other current assets, respectively, as well as decreases in accrued expenses of $3.4 which were offset by an increase in accounts payable of $10.7.

Accounts receivable decreased $70.9 to $445.1, primarily reflecting the impact of lower sales levels and a reduction in days sales outstanding, partially offset by the impact of acquisitions of $16.9 and to a lesser extent an increase due to translation resulting from the comparatively weaker U.S. dollar at June 30, 2009 compared to December 31, 2008 (“Translation”). Days sales outstanding was 70 days at June 30, 2009 compared to 72 days at December 31, 2008.  Inventories decreased $62.6 to $449.9, primarily due to an improvement in inventory days achieved through adjustments to production activity in response to lower demand levels offset by the impact of acquisitions of $19.3 and Translation. Inventory days, excluding the impact of acquisitions, decreased from 88 at December 31, 2008 to 83 at June 30, 2009.  Land and depreciable assets, net, increased $1.0 to $345.5 reflecting capital expenditures of $31.5, fixed assets from acquisitions of $9.5 and the impact of Translation of $2.1, offset by depreciation of $41.1 and disposals of $1.0. Goodwill increased $117.4 to $1,349.7, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the period and offset by the impact of Translation. Other long-term assets increased $15.9 to $97.3 primarily due to an increase in identifiable intangible assets resulting from acquisitions made in the first quarter of 2009 partially offset by a decrease in long-term deferred tax assets.  Accounts payable decreased $58.6 to $247.4 primarily as a result of a decrease in purchasing activity during the period related to lower 2009 sales levels offset by the impact of acquisitions of $10.4 and Translation. Total accrued expenses decreased $138.8 to $189.7 primarily due to payments and adjustments made related to accrued acquisition-related obligations of $95.4 as well as a decrease in accrued income taxes and employee benefits and Translation of $15.7.

For the first six months of 2009, cash from operations of $284.6, net borrowings from the Revolving Credit Facility of $35.3 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $3.7 were used to fund acquisition-related payments of $271.6, capital expenditures of $30.8, dividend payments of $7.7, purchases of short-term investments of $0.6 and an increase in cash on hand of $5.8. For the first six months of 2008, cash from operations of $205.8, net borrowings from the Revolving Credit Facility of $94.3 and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $13.8 were used to fund purchases of treasury stock of $143.7, acquisition-related payments of $99.5, capital expenditures of $50.5, purchases of short-term cash investments of $8.6, dividend payments of $5.3 and an increase in cash on hand of $5.1.

The Company has a five-year $1,000.0 unsecured revolving credit facility (“the Revolving Credit Facility”) that is scheduled to expire in August 2011, of which approximately $814.0 was drawn as of June 30, 2009. As of June 30, 2009, availability under the Revolving Credit Facility was $186.0. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points. The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants. As of June 30, 2009, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3. In March 2009, the Company entered into a $20.0 letter of credit facility, of which approximately $14.9 was outstanding as of June 30, 2009.

As of June 30, 2009, the Company had interest rate swap agreements of $150.0, $250.0 and $250.0 that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, respectively, expiring in December 2009, December 2009 and July 2010, respectively.  The fair value of swaps indicated that termination of the agreements as of June 30, 2009 would have resulted in a pre-tax loss of $17.1; such loss, net of tax of $6.3 is included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets.

A subsidiary of the Company has an agreement whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and originally expired in July 2009.  The Agreement was amended and extended in May 2009 and will expire in May 2010.  Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  Program fees payable to the purchaser under the Agreement are equivalent to rates afforded high quality commercial paper issuers plus certain fees and administrative expenses and are included in other expenses, net in the accompanying Consolidated Statements of Income. As of June 30, 2009 and December 31, 2008, approximately $79.0 and $85.0, respectively, of receivables were sold and are therefore not reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

The Company expects its primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its common stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions as well as to fund liabilities for performance-based additional cash consideration on prior and future acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and the sale of receivables under the Agreement. In addition, the Company had cash, cash equivalents and short-term investments of $225.8 as of June 30, 2009, the majority of which is in non-U.S. accounts. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

The Company maintains an open-market stock repurchase program (the “Program”) expiring on January 31, 2010 to repurchase up to 20 million shares of its common stock.  The Company did not purchase any shares of its common stock under the Program during the six months ended June 30, 2009. As of June 30, 2009, approximately 1.8 million shares of common stock may still be purchased under the Program.

The Company pays a quarterly dividend on its common stock of $.015 per share. The Company paid its second quarter dividend in the amount of $2.6, or $.015 per share on June 30, 2009 to shareholders of record as of June 10, 2009.  Cumulative dividends declared during 2009 were $5.1.  Total dividends paid in 2009 were $7.7, including those declared in 2008 and paid in 2009.

The Company intends to make cash contributions to the U.S. Pension Plan in accordance with minimum funding requirements but may also make voluntary cash contributions. Voluntary cash contributions to the U.S. Plan in 2009 and in future years will depend on a number of factors including performance of U.S. Pension Plan assets.

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

Subsequent to the acquisition of Amphenol Corporation from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc. in December 1999 (“Honeywell”)), Amphenol Corporation and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites.  Amphenol Corporation and Honeywell jointly consented to perform certain investigations and remedial and monitoring activities at two sites, and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse Amphenol Corporation 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material effect on the Company’s consolidated financial condition or results of operations.  The environmental investigation, remedial and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related federal securities laws, and should be considered subject to the many uncertainties and risks that exist in the Company’s operations and business environment. These uncertainties and risks, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors, are set forth in Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K. Actual results could differ materially from those currently anticipated. The Company does not undertake to update such forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2008 Annual Report on Form 10-K.  As of June 30, 2009, the Company had interest rate swap agreements of $150.0, $250.0 and $250.0 that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, respectively, expiring in December 2009, December 2009 and July 2010, respectively.  As of June 30, 2009, the Company’s average LIBOR rate was 3.76%.  A 10% change in the LIBOR interest rate at June 30, 2009 would have the effect of increasing or decreasing interest expense by approximately $0.1. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2009, although there can be no assurances that interest rates will not significantly change.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The Company maintains an open-market stock repurchase program (“the Program”) expiring January 31, 2010 to repurchase up to 20 million shares of its common stock.  The Company did not purchase any shares of its common stock under the Program during the six months ended June 30, 2009. As of June 30, 2009, approximately 1.8 million shares of common stock may be purchased under the Program.

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on Wednesday, May 20, 2009.  The following matters were submitted to and approved by the stockholders at the annual meeting:

(i)            The election of two directors, Edward G. Jepsen and John R. Lord for terms to expire at the 2012 Annual Meeting. For Edward G. Jepsen, the votes were cast as follows: For-148,295,555, Withheld-6,825,875.  For John R. Lord, the votes were cast as follows: For-151,514,320, Withheld-3,607,110.

(ii)           Ratification of Deloitte & Touche LLP as independent registered public accountants of the Company.  The votes were cast as follows: For-153,108,010, Against-1,987,413, Abstentions-26,007.

(iii)          Ratification and Approval of The 2009 Amphenol Executive Incentive Plan.  The votes were cast as follows: For-149,466,288, Against-5,290,191, Abstentions-364,951.

(iv)          Ratification and Approval of The 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries. The votes were cast as follows: For-138,283,176, Against-8,899,964, Abstentions-322,128, Broker non-votes- 7,616,162.

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

10.2	Receivables Purchase Agreement dated as of May 26, 2009 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent. **
10.3	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.4	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.5	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.6	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.7	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries.**
10.8	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009.**
10.9	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009.**
10.10	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.12	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.13	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.14	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.15	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.16	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.17	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.18	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.19	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*
10.20	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the December 31, 1996 10-K).*
10.21	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.22	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.23	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.24	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.25	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.26	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*

10.27	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.28	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.29	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the June 30, 2008 10-Q).*
10.30	2009 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.31 to the March 31, 2009 10-Q).*
10.31	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.32

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 20, 2005).*

10.33

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the June 30, 2007 10-Q).*

10.34

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.35	Continuing Agreement for Standby Letters of Credit between Amphenol Corporation and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.36

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.37	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.38	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the June 30, 2006 10-Q).*
10.39	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the June 30, 2006 10-Q).*
10.40	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.41	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.42	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.43	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.44	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the June 30, 2007 10-Q).*
10.45	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement (filed as Exhibit 10.44 to the December 31, 2008 10-K).*
10.46	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the June 30, 2007 10-Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*    Incorporated herein by reference as stated.

**  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

	By:	/s/ Diana G. Reardon
Diana G. Reardon
Authorized Signatory
and Principal Financial Officer

Date: August 6, 2009