Form 10-Q
period 2009-09-30
AMPHENOL CORP /DE/
filed 2009-10-26
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, the total number of shares outstanding of Class A Common Stock was 171,497,123.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$307,569	$214,987
Accounts receivable, less allowance for doubtful accounts of $17,940 and $14,982, respectively	465,521	515,999
Inventories, net	455,990	512,507
Other current assets	108,670	92,371
Total current assets	1,337,750	1,335,864
Land and depreciable assets, less accumulated depreciation of $573,671 and $510,764, respectively	342,924	344,515
Goodwill	1,365,176	1,232,335
Other long-term assets	95,061	81,445
	$3,140,911	$2,994,159
Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$283,088	$305,950
Accrued salaries, wages and employee benefits	64,469	59,644
Accrued income taxes	53,682	65,846
Accrued acquisition-related obligations	11,946	120,357
Other accrued expenses	83,671	82,596
Current portion of long-term debt and capital lease obligations	481	439
Total current liabilities	497,337	634,832
Long-term debt and capital lease obligations	792,011	786,020
Accrued pension and post-employment benefit obligations	175,409	161,669
Other long-term liabilities	32,957	43,069
Shareholders’ Equity:
Common stock	172	171
Additional paid-in capital	43,732	22,746
Accumulated earnings	1,689,583	1,467,099
Accumulated other comprehensive loss	(107,221)	(140,591)
Total shareholders’ equity attributable to Amphenol Corporation	1,626,266	1,349,425
Noncontrolling interests	16,931	19,144
Total equity	1,643,197	1,368,569

	$3,140,911	$2,994,159

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$716,573	$863,658	$2,061,769	$2,481,189
Cost of sales	492,180	582,407	1,416,847	1,672,442
Gross profit	224,393	281,251	644,922	808,747
Selling, general and administrative expense	100,103	109,931	294,469	318,908
Operating income	124,290	171,320	350,453	489,839

Interest expense	(8,961)	(9,772)	(27,090)	(29,586)
Other (expenses) income, net	(345)	179	(942)	(169)
Income before income taxes	114,984	161,727	322,421	460,084
Provision for income taxes	(31,620)	(45,245)	(85,182)	(132,051)
Net income	83,364	116,482	237,239	328,033
Less: Net income attributable to noncontrolling interests	(2,449)	(3,527)	(7,044)	(7,615)

Net income attributable to Amphenol Corporation	$80,915	$112,955	$230,195	$320,418

Net income per common share-Basic	$0.47	$0.64	$1.34	$1.82

Average common shares outstanding-Basic	171,428,237	176,716,395	171,311,072	176,290,446

Net income per common share-Diluted	$0.47	$0.63	$1.33	$1.78

Average common shares outstanding-Diluted	173,928,589	180,134,110	173,561,964	179,910,090

Dividends declared per common share	$0.015	$0.015	$0.045	$0.045

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities:
Net income	$237,239	$328,033
Adjustments for cash from operations:
Depreciation and amortization	72,923	69,019
Stock-based compensation expense	15,259	11,777
Net change in receivables sold	(9,000)	—
Net change in components of working capital	108,879	(91,365)
Net change in other long-term assets and liabilities	5,283	(6,780)

Cash flow provided by operating activities	430,583	310,684

Cash flow from investing activities:
Capital additions	(45,607)	(83,044)
Change in short-term investments	(14,114)	(13,996)
Investments in acquisitions	(272,693)	(100,373)

Cash flow used in investing activities	(332,414)	(197,413)

Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	6,051	46,111
Purchase of treasury stock	—	(143,693)
Proceeds from exercise of stock options	4,499	26,909
Excess tax benefits from stock-based payment arrangements	867	21,267
Distributions to noncontrolling interests	(5,281)	—
Dividend payments	(7,706)	(10,617)

Cash flow used in financing activities	(1,570)	(60,023)

Effect of exchange rate changes on cash and cash equivalents	(4,017)	(6,148)

Net change in cash and cash equivalents	92,582	47,100
Cash and cash equivalents balance, beginning of period	214,987	183,641

Cash and cash equivalents balance, end of period	$307,569	$230,741

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1-Principles of Consolidation and Interim Financial Statements

The condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, the related condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flow for the nine months ended September 30, 2009 and 2008 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  The financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such interim financial statements have been included.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K.

Note 2- New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” which is a significant restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles by providing the authoritative literature in a topically organized structure.  The Company has adopted the ASC, which became effective for interim and annual periods ending after September 15, 2009.

The Subsequent Events topic of the ASC provides general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, these standards set forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Certain standards within the Subsequent Events topic regarding disclosure became effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted such standards, which did not have a material impact on the Company’s condensed consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was October 26, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS 166”) and Statement of Financial Accounting Standards No. 167 “Amendments to FASB Interpretation No. 46(R)” (‘Consolidation of Variable Interest Entities’) (“SFAS 167”). Neither of these standards is currently defined in the FASB Accounting Standards Codification.  SFAS 166 applies prospectively to financial asset transfers occurring in fiscal years beginning after November 15, 2009 and SFAS 167 applies prospectively to variable interest entities existing on or after November 15, 2009.

The objective of SFAS 166 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position; financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”).   As a result, a transferor must evaluate existing QSPEs to determine whether they must be consolidated in the reporting entity’s financial statements.  This statement  limits the circumstances in which a financial asset or portion of a financial asset should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  The Company is currently evaluating the impact SFAS 166 may have on its financial statements and specifically the off-balance sheet presentation of its accounts receivable securitization facility as described in Note 17.  As of September 30, 2009 and December 31, 2008, approximately $76,000 and $85,000, respectively, of receivables were sold and are therefore not reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

The objective of SFAS 167 is to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct activities of the variable interest entity that most significantly impact the entity’s economic performance.  The Company is currently evaluating what impact, if any, SFAS 167 will have on its financial statements.

Note 3-Inventories

Inventories, net, consist of:

	September 30, 2009	December 31, 2008
Raw materials and supplies	$122,510	$130,572
Work in process	211,777	233,003
Finished goods	121,703	148,932
	$455,990	$512,507

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

The segment results for the three months ended September 30, 2009 and 2008 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2009	2008	2009	2008	2009	2008
Net sales
-external	$648,053	$786,177	$68,520	$77,481	$716,573	$863,658
-inter-segment	883	944	3,611	4,577	4,494	5,521
Segment operating income	126,720	175,525	11,058	8,532	137,778	184,057

The segment results for the nine months ended September 30, 2009 and 2008 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2009	2008	2009	2008	2009	2008
Net sales
-external	$1,871,451	$2,257,914	$190,318	$223,275	$2,061,769	$2,481,189
-inter-segment	2,392	2,988	8,051	12,648	10,443	15,636
Segment operating income	362,906	500,686	28,953	25,531	391,859	526,217

A reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Segment operating income	$137,778	$184,057	$391,859	$526,217
Interest expense	(8,961)	(9,772)	(27,090)	(29,586)
Other expenses, net	(8,602)	(7,977)	(27,089)	(24,770)
Stock-based compensation expense	(5,231)	(4,581)	(15,259)	(11,777)
Income before income taxes	$114,984	$161,727	$322,421	$460,084

Note 5-Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income	$83,364	$116,482	$237,239	$328,033
Currency translation adjustments	28,220	(42,982)	23,976	(30,343)
Revaluation of interest rate derivatives	3,498	415	8,409	(1,080)
Defined benefit plan liability adjustment	(2)	(367)	(294)	(367)
Total comprehensive income	$115,080	$73,548	$269,330	$296,243

Note 6-Noncontrolling Interests

Effective January 1, 2009, the Company adopted the standards set forth in the Consolidation Topic of the ASC. These standards require companies to classify expenses related to noncontrolling interests’ share in income below net income (earnings per share continues to be determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, these standards require the liability related to noncontrolling interests to be presented as a separate caption within equity.   The presentation and disclosure requirements of these standards were retroactively applied.

A reconciliation of consolidated changes in equity for the nine months ended September 30, 2009 is as follows:

	Amphenol Corporation Shareholders
	Common	Additional Paid-	Accumulated	Accum. Other Comprehensive	Noncontrolling	Total
	Stock	In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2008	$171	$22,746	$1,467,099	$(140,591)	$19,144	$1,368,569
Comprehensive income:
Net income			230,195		7,044	237,239
Translation adjustments				25,255	(1,279)	23,976
Revaluation of interest rate derivatives				8,409		8,409
Defined benefit plan liability adjustment				(294)		(294)
Payments to shareholders of noncontrolling interests					(7,978)	(7,978)
Stock options exercised, including tax benefit	1	5,596				5,597
Stock compensation		131				131
Dividends declared			(7,711)			(7,711)
Stock-based compensation expense		15,259				15,259
Balance as of September 30, 2009	$172	$43,732	$1,689,583	$(107,221)	$16,931	$1,643,197

A reconciliation of consolidated changes in equity for the nine months ended September 30, 2008 is as follows:

	Amphenol Corporation Shareholders
	Common	Additional Paid- In Capital	Accumulated	Accum. Other Comprehensive	Treasury	Noncontrolling	Total
	Stock	(Deficit)	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2007	$181	$(43,647)	$1,431,635	$(43,644)	$(79,611)	$14,834	$1,279,748
Comprehensive income:
Net income			320,418			7,615	328,033
Translation adjustments				(30,562)		219	(30,343)
Revaluation of interest rate derivatives				(1,080)			(1,080)
Defined benefit plan liability adjustment				(367)			(367)
Purchase of treasury stock					(143,693)		(143,693)
Retirement of treasury stock	(5)		(203,791)		203,796		—
Stock options exercised, including tax benefit	2	49,906					49,908
Stock compensation		159					159
Dividends declared			(7,902)				(7,902)
Stock-based compensation expense		11,777					11,777
Balance as of September 30, 2008	$178	$18,195	$1,540,360	$(75,653)	$(19,508)	$22,668	$1,486,240

Note 7-Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and dilutive common shares outstanding, which relates to stock options. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding for the three and nine months ended September 30, 2009 and 2008 is as follows (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income attributable to Amphenol Corporation	$80,915	$112,955	$230,195	$320,418
Basic average common shares outstanding	171,428,237	176,716,395	171,311,072	176,290,446
Effect of dilutive stock options	2,500,352	3,417,715	2,250,892	3,619,644
Diluted average common shares outstanding	173,928,589	180,134,110	173,561,964	179,910,090
Earnings per share:
Basic	$0.47	$0.64	$1.34	$1.82
Diluted	$0.47	$0.63	$1.33	$1.78

Excluded from the computations above were anti-dilutive shares of 7,671,930 and 2,146,000 for the nine months ended September 30, 2009 and 2008, respectively.

Note 8-Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which it may be required to pay by reason of such proceedings or claims will have a material effect on the Company’s financial condition or results of operations.

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with such applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial condition or results of operations.

Subsequent to the acquisition of Amphenol Corporation from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites.  The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at two sites, and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material effect on the Company’s consolidated financial condition or results of operations.  The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Note 9-Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of Amphenol Corporation and Subsidiaries.  The Company previously maintained the 1997 Option Plan (the “1997 Option Plan”) and maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  As of April 2009, all previously awarded options under the 1997 Option Plan have been exercised or forfeited, and the 1997 Option Plan has been terminated per the terms of the 1997 Option Plan.   The 2000 Option Plan and the 2009 Option Plan authorize the granting of additional stock options by a committee of the Company’s Board of Directors, although the Board of Directors has indicated that it does not intend to make any additional option grants under the 2000 Option Plan. As of September 30, 2009, there were no shares of common stock available for the granting of additional stock options under the 2000 Option Plan, and there were 12,336,000 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors

Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of September 30, 2009, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 200,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods. For the three months ended September 30, 2009, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $5,231 and $3,793, respectively, and these reductions were $15,259 and $11,235, respectively, for the nine months ended September 30, 2009.  For the three months ended September 30, 2008, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $4,581 and $3,271, respectively, and these reductions were $11,777 and $8,340, respectively, for the nine months ended September 30, 2008. The expense incurred for stock-based compensation is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Stock option activity for the nine months ended September 30, 2009 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2008	11,229,837	$25.82	6.69	$52,850
Options exercised	(22,603)	9.65
Options cancelled	(54,300)	35.78
Options outstanding as of March 31, 2009	11,152,934	$25.81	6.45	$78,653
Options granted	3,736,500	32.01
Options exercised	(196,215)	14.22
Options cancelled	(16,000)	33.33
Options outstanding as of June 30, 2009	14,677,219	$27.53	7.17	$97,503
Options exercised	(88,007)	16.86
Options cancelled	(33,060)	35.90
Options outstanding as of September 30, 2009	14,556,152	$27.58	6.93	$164,437

Exercisable as of September 30, 2009	6,907,886	$20.08	5.04	$125,150

A summary of the status of the Company’s non-vested options as of September 30, 2009 and changes during the nine months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options as of December 31, 2008	5,852,838	$11.03
Options cancelled	(53,100)	11.57
Non-vested options as of March 31, 2009	5,799,738	$11.02
Options granted	3,736,500	11.12
Options vested	(1,836,692)	9.42
Options cancelled	(16,000)	10.79
Non-vested options as of June 30, 2009	7,683,546	$11.45
Options vested	(2,220)	6.74
Options cancelled	(33,060)	11.88
Non-vested options as of September 30, 2009	7,648,266	$11.45

During the three and nine months ended September 30, 2009 and 2008, the following activity occurred under the 1997 Option Plan, the 2000 Option Plan, the 2009 Option Plan and the Directors Option Plan:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total intrinsic value of stock options exercised	$1,705	$52,297	$5,741	$73,149
Total fair value of stock awards vested	15	21	17,311	12,606

On September 30, 2009, the total compensation cost related to non-vested options not yet recognized is approximately $67,935 with a weighted average expected amortization period of 3.74 years.

Note 10-Shareholders’ Equity

The Company maintains an open-market stock repurchase program (the “Program”) expiring on January 31, 2010 to repurchase up to 20,000,000 shares of its common stock.  The Company did not purchase any shares of its common stock under the Program during the nine months ended September 30, 2009. As of September 30, 2009, approximately 1,850,000 shares of common stock may still be purchased under the Program.

The Company pays a quarterly dividend on its common stock of $.015 per share.  For the three and nine months ended September 30, 2009, the Company paid dividends in the amount of nil and $7,706, respectively.  For the three and nine months ended September 30, 2009, the Company declared dividends in the amount of $2,572 and $7,711, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,
	2009	2008	2009	2008
Service cost	$1,709	$1,921	$40	$47
Interest cost	5,732	5,755	209	219
Expected return on plan assets	(5,787)	(6,585)	—	—
Amortization of transition obligation	(26)	(27)	16	16
Amortization of prior service cost	516	519	—	—
Amortization of net actuarial losses	1,936	1,514	193	241
Net benefits expense	$4,080	$3,097	$458	$523

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$4,996	$5,826	$120	$141
Interest cost	16,953	17,369	627	658
Expected return on plan assets	(17,237)	(19,842)	—	—
Amortization of transition obligation	(72)	(81)	48	47
Amortization of prior service cost	1,546	1,557	—	—
Amortization of net actuarial losses	5,773	4,552	580	723
Net benefits expense	$11,959	$9,381	$1,375	$1,569

The Company makes cash contributions to the U.S. Plan in accordance with minimum funding requirements and may also make voluntary cash contributions.   Due to minimum funding levels of the U.S. Plan being met, the Company is not required to, nor does it intend to, make any cash contributions in 2009. Voluntary cash contributions to the U.S. Plan in future years will depend on a number of factors including performance of the U.S. Plan assets.

The Company offers various defined contribution plans for its U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the nine months ended September 30, 2009 and 2008, the total matching contributions to these U.S. defined contribution plans were approximately $1,481 and $1,396, respectively.

Note 12-Goodwill and Other Intangible Assets

As of September 30, 2009, the Company has goodwill totaling $1,365,176, of which $1,291,627 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the nine months ended September 30, 2009, goodwill increased by $132,841, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the period. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to its 2009 and certain of its 2008 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets not subject to amortization other than goodwill. A summary of the Company’s amortizable intangible assets as of September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$60,000	$15,600	$31,400	$9,800
Proprietary technology	39,800	8,600	36,700	6,600
License agreements	6,000	2,900	6,000	2,200
Trade names and other	9,400	7,200	7,500	6,400
Total	$115,200	$34,300	$81,600	$25,000

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 9 years, 15 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The aggregate amortization expense for the three months ended September 30, 2009 and 2008 was approximately $3,000 and $2,664, respectively. The aggregate amortization expense for the nine months ended September 30, 2009 and 2008 was approximately $9,300 and $7,286, respectively. As of September 30, 2009, amortization expense estimated for each of the next five fiscal years is approximately $12,300 in 2010, $10,300 each in 2011 and 2012, $7,100 in 2013 and $5,000 in 2014.

Note 13—Long-Term Debt

The Company has a five-year $1,000,000 unsecured revolving credit facility (the “Revolving Credit Facility”) that is scheduled to expire in August 2011, of which approximately $780,000 was drawn as of September 30, 2009.  As of September 30, 2009, availability under the Revolving Credit Facility was $220,000. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points. The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants. As of September 30, 2009, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3. In March 2009, the Company entered into a $20,000 letter of credit facility, of which approximately $14,900 was outstanding as of September 30, 2009.

As of September 30, 2009, the Company had interest rate swap agreements of $150,000, $250,000 and $250,000 that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, respectively, expiring in December 2009, December 2009 and July 2010, respectively.  The fair value of swaps indicated that termination of the agreements as of September 30, 2009 would have resulted in a pre-tax loss of $11,811; such loss, net of tax of $4,370 is included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets.

The Company estimates that the book value of its long-term debt approximates fair value.

Note 14- Business Combinations

Effective January 1, 2009, the Company adopted standards set forth in the Business Combinations topic of the ASC. Such standards are applicable to the Company for acquisitions completed on or after January 1, 2009 and establish principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination; and (3) determines what information to disclose in the financial statements. The principles in the Business Combinations topic that are most applicable to the Company are: (1) companies are required to expense transaction costs as incurred; (2) any subsequent adjustments to a recorded performance-based liability after its recognition are adjusted through income as opposed to goodwill; and (3) any noncontrolling interests are recorded at fair value.

During the nine months ended September 30, 2009, goodwill of approximately $128,000 attributable to the Interconnect Products and Assemblies segment was recognized related to businesses acquired during the period, which was not material to the Company either individually or in the aggregate.

Note 15—Fair Value Measurements

Effective January 1, 2008, the Company adopted standards set forth in the Fair Value Measurements and Disclosures topic of the ASC, which includes a new framework for measuring fair value of financial and non-financial instruments and expands related disclosures. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis. Broadly, the framework within the Fair Value Measurements and Disclosures topic requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. These standards establish market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs.

The valuation techniques required are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

The Company believes that the assets or liabilities subject to such standards with interim disclosure requirements are short-term investments that are independently valued using market observable Level 2 inputs and derivative instruments, which represent interest rate swaps that are independently valued using market observable Level 2 inputs including interest rate yield curves.  As of September 30, 2009 and December 31, 2008, the fair values of short-term investments were $18,542 and $4,428, respectively, and were included in other current assets in the accompanying Condensed Consolidated Balance Sheets.  As of September 30, 2009 and December 31, 2008, the fair values of derivative instruments were $11,811 and $24,957, respectively, and were included in other accrued expenses at September 30, 2009 and in other accrued expenses and other long-term liabilities at December 31, 2008 (Note 16) in the accompanying Condensed Consolidated Balance Sheets. The impact of the credit risk related to these financial assets is immaterial.

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 16- Derivative Instruments

Effective January 1, 2009, the Company adopted standards set forth in the Derivatives and Hedging topic of the ASC, which require disclosure of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for in accordance with the Derivatives and Hedging topic; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The Company is exposed to certain risks related to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk. Forward interest rate swap agreements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings.

Companies are required to recognize derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets.  In accordance with the Derivatives and Hedging topic, the Company designates forward interest rate swap agreements on variable-rate borrowings as cash flow hedges.

As of September 30, 2009 and December 31, 2008, the Company had the following derivative activity related to cash flow hedges:

		Fair Value
	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under the Derivatives and Hedging topic of the ASC:
Interest rate contracts	Other accrued expenses	$11,811	$12,053
Interest rate contracts	Other long-term liabilities	—	12,904
Total derivatives designated as hedging instruments		$11,811	$24,957

For the three and nine months ended September 30, 2009, a gain of $3,498 and $8,409, respectively, was recognized in accumulated other comprehensive loss associated with interest rate contracts.  No gain or loss was reclassified from accumulated other comprehensive loss into net income during the period.  The Company expects to reclassify approximately $11,800 from accumulated other comprehensive loss into net income in the next twelve months.

As of September 30, 2009, the derivatives of the Company were considered effective hedges as defined in the Derivatives and Hedging topic.

Note 17 — Off-Balance Sheet Arrangement — Accounts Receivable Securitization

A subsidiary of the Company has an agreement whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and originally expired in July 2009.  The Agreement was amended and extended in May 2009 and will expire in May 2010.  Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  Program fees payable to the purchaser under the Agreement are equivalent to rates afforded high quality commercial paper issuers plus certain fees and administrative expenses and are included in other expenses, net in the accompanying Consolidated Statements of Income. As of September 30, 2009 and December 31, 2008, approximately $76,000 and $85,000, respectively, of receivables were sold and are therefore not reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Note 18- Income Taxes

The provision for income taxes for the third quarter and the first nine months of 2009 was at an effective rate of 27.5% and 26.4%, respectively.  The provision for income taxes for the third quarter and the first nine months of 2008 was at an effective rate of 28.0% and 28.7%, respectively. The effective tax rate for the full year 2008 was 27.5%. The effective tax rates for the third quarter and the first nine months of 2009 were lower primarily due to a more favorable mix of income in lower tax jurisdictions.  In addition, the lower effective tax rate for the first nine months of 2009 reflects a reduction of income tax expense of approximately $3,600 in the first quarter of 2009 relating to the completion of certain audits of the Company’s prior year tax returns.

As of September 30, 2009, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $36,624, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter and nine months ended September 30, 2009 compared to the quarter and nine months ended September 30, 2008

Net sales were $716.6 and $2,061.8 in the third quarter and first nine months of 2009 compared to $863.7 and $2,481.2 for the same periods in 2008, a decrease of 17% for both periods in U.S. dollars and 16% and 15% in local currencies, respectively. Sales of interconnect products and assemblies (approximately 90% of sales) decreased 18% in U.S. dollars and 17% in local currencies in the third quarter of 2009 compared to 2008 ($648.0 in 2009 versus $786.2 in 2008) and decreased 17% in U.S. dollars and 15% in local currencies in the first nine months of 2009 compared to 2008 ($1,871.4 in 2009 versus $2,258.0 in 2008). Sales for the third quarter and first nine months of 2009 decreased significantly in the automotive, telecommunications and data communications, wireless communications and industrial markets as a result of a weak end market demand resulting from the global economic crisis. Sales for the third quarter and first nine months of 2009 in the aerospace market decreased primarily due to lower demand in the commercial aircraft market and to a lesser extent the defense market, partially offset by the impact of acquisitions. Sales decreases occurred in all major geographic regions. Sales of cable products (approximately 10% of sales) decreased 12% in U.S dollars and 9% in local currencies in the third quarter of 2009 compared to 2008 ($68.5 in 2009 versus $77.5 in 2008) and decreased 15% in U.S. dollars and 10% in local currencies in the first nine months of 2009 compared to 2008 ($190.3 in 2009 versus $223.3 in 2008). This decrease is primarily attributable to a slowdown in spending in international broadband and cable television markets resulting from current weak economic conditions.

Geographically, sales in the United States in the third quarter and nine months of 2009 decreased approximately 14% and 17%, respectively, compared to the same periods in 2008 ($253.2 and $735.0 in 2009 versus $294.5 and $886.2 in 2008).  International sales for the third quarter and first nine months of 2009 decreased approximately 19% and 17% in U.S. dollars, respectively, ($463.3 and $1,326.7 in 2009 versus $569.2 and $1,595.0 in 2008) and decreased approximately 17% and 13% in local currencies, respectively, compared to the same periods in 2008. The comparatively stronger U.S. dollar for the third quarter and first nine months of 2009 had the effect of decreasing net sales by approximately $9.9 and $55.9, respectively, compared to foreign currency translation rates for the same periods in 2008.

The gross profit margin as a percentage of net sales was approximately 31.3% for both the third quarter and the first nine months of 2009 compared to 32.6% for both respective periods in 2008.  The operating margins in the Interconnect Products and Assemblies segment decreased approximately 2.7% and 2.8% in the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008 primarily as a result of reduced volume levels given the current economic environment, partially offset by effective cost control programs. The operating margins in the Cable Products segment increased by approximately 5.1% and 3.8% in the third quarter and the first nine months of 2009, respectively, compared to the same periods in 2008, primarily as a result of the positive impacts of lower material costs and operational cost reduction actions, which more than offset the impact of lower sales volume.

Selling, general and administrative expenses decreased to $100.1 and $294.5, or 14.0% and 14.3% of net sales for the third quarter and first nine months of 2009, respectively, compared to $109.9 and $318.9 for the same periods in 2008, which represented approximately 12.7% and 12.9% of net sales for the respective periods. The decrease in expense in the third quarter and first nine months of 2009 is primarily attributable to significantly lower sales volume and the positive effect of cost reduction actions. Selling, general and administrative expenses includes stock-based compensation expense of $5.2 and $15.3 for the third quarter and nine months ended September 30, 2009, respectively, compared to $4.6 and $11.8 for the respective periods in 2008.

Interest expense for the third quarter and first nine months of 2009 was $9.0 and $27.1, respectively, compared to $9.8 and $29.6 for the same periods in 2008. The decreases in the third quarter and the first nine months of 2009 compared to the 2008 periods are primarily attributable to lower average interest rates in 2009 partially offset by higher debt levels.

The provision for income taxes for the third quarter and the first nine months of 2009 was at an effective rate of 27.5% and 26.4%, respectively.  The provision for income taxes for the third quarter and the first nine months of 2008 was at an effective rate of 28.0% and 28.7%, respectively. The effective tax rate for the full year 2008 was 27.5%. The effective tax rates for the third quarter and the first nine months of 2009 were lower primarily due to a more favorable mix of income in lower tax jurisdictions. In addition, the lower effective tax rate for the first nine months of 2009 reflects a reduction of income tax expense of approximately $3.6 in the first quarter of 2009 relating to the completion of certain audits of the Company’s prior year tax returns.

Liquidity and Capital Resources

Cash provided by operations was $430.6 in the first nine months of 2009 compared to $310.7 in the same 2008 period.  The increase in cash flow is related primarily to a decrease in components of working capital and an increase in non-cash expenses including depreciation and stock-based compensation, which more than offset a reduction in net income and $9.0 of lower receivables sold under the Company’s receivable securitization program. The components of working capital decreased $108.9 in the first nine months of 2009 due primarily to decreases of $86.0 and $81.4 in accounts receivable and inventory, respectively, which were partially offset by decreases in accounts payable and accrued liabilities of $39.8 and $20.4, respectively.  The components of working capital increased $91.4 in the first nine months of 2008 due primarily to increases of $74.9 in accounts receivable and increases of $60.1 and $30.4 in inventory and other current assets, respectively, which were offset by increases in accounts payable and accrued liabilities of $45.3 and $28.7, respectively.

Accounts receivable decreased $50.5 to $465.5, primarily reflecting the impact of lower sales levels and a reduction in days sales outstanding, partially offset by the impact of acquisitions of $16.9 and to a lesser extent an increase due to translation resulting from the comparatively weaker U.S. dollar at September 30, 2009 compared to December 31, 2008 (“Translation”). Days sales outstanding was 67 days at September 30, 2009 compared to 72 days at December 31, 2008.  Inventories decreased $56.5 to $456.0, primarily due to an improvement in inventory days achieved through adjustments to production activity in response to lower demand levels offset by the impact of acquisitions of $18.3 and Translation. Inventory days, excluding the impact of acquisitions, decreased from 88 at December 31, 2008 to 83 at September 30, 2009. Other current assets increased $16.3 to $108.7, primarily due to higher short-term investment purchases during the year.   Land and depreciable assets, net, decreased $1.6 to $342.9 reflecting capital expenditures of $46.5, fixed assets from acquisitions of $9.5 and the impact of Translation of $6.9, offset by depreciation of $62.9 and disposals of $1.6. Goodwill increased $132.8 to $1,365.1, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the period and to a lesser extent by the impact of Translation. Other long-term assets increased $13.6 to $95.1 primarily due to an increase in identifiable intangible assets resulting from acquisitions made in the first quarter of 2009 partially offset by a decrease in long-term deferred tax assets.  Accounts payable decreased $22.9 to $283.1, primarily as a result of a decrease in purchasing activity during the period related to lower 2009 sales levels offset by the impact of acquisitions of $10.4 and Translation. Total accrued expenses decreased $114.7 to $213.8, primarily due to payments and adjustments made related to accrued acquisition-related obligations of $92.7 as well as a decrease in accrued income taxes, employee benefits and Translation of $15.7.

For the first nine months of 2009, cash from operations of $430.6, net borrowings from the Revolving Credit Facility of $6.1 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $5.4 were used to fund acquisition-related payments of $272.7, capital expenditures of $45.6, purchases of short-term investments of $14.1, dividend payments of $7.7, payments to noncontrolling interests of $5.3 and an increase in cash on hand of $92.6. For the first nine months of 2008, cash from operations of $310.7, net borrowings from the Revolving Credit Facility of $46.1 and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $48.2 were used to fund purchases of treasury stock of $143.7, acquisition related payments of $100.4, capital expenditures of $83.0, purchases of short-term investments of $14.0, dividend payments of $10.6 and an increase in cash on hand of $47.1.

The Company has a five-year $1,000.0 unsecured revolving credit facility (the “Revolving Credit Facility”) that is scheduled to expire in August 2011, of which approximately $780.0 was drawn as of September 30, 2009. As of September 30, 2009, availability under the Revolving Credit Facility was $220.0. The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points. The Company also pays certain annual agency and facility fees.  The Revolving Credit Facility requires that the Company satisfy certain financial covenants. As of September 30, 2009, the Company was in compliance with all financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3. In March 2009, the Company entered into a $20.0 letter of credit facility, of which approximately $14.9 was outstanding as of September 30, 2009.

As of September 30, 2009, the Company had interest rate swap agreements of $150.0, $250.0 and $250.0 that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, respectively, expiring in December 2009, December 2009 and July 2010, respectively.  The fair value of swaps indicated that termination of the agreements as of September 30, 2009 would have resulted in a pre-tax loss of $11.8; such loss, net of tax of $4.4 is included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets.

A subsidiary of the Company has an agreement whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Agreement includes certain covenants and provides for various events of termination and originally expired in July 2009.  The Agreement was amended and extended in May 2009 and will expire in May 2010.  Due to the short-term nature of the accounts receivable, the fair value approximates the carrying value.  Program fees payable to the purchaser under the Agreement are equivalent to rates afforded high quality commercial paper issuers plus certain fees and administrative expenses and are included in other expenses, net in the accompanying Consolidated Statements of Income. As of September 30, 2009 and December 31, 2008, approximately $76.0 and $85.0, respectively, of receivables were sold and are therefore not reflected in accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

The Company expects its primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its common stock, dividends and debt service.  The Company may also use cash to fund all or part of the cost of future acquisitions as well as to fund liabilities for performance-based additional cash consideration on prior and future acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on bank borrowings. The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and the sale of receivables under the Agreement. In addition, the Company had cash, cash equivalents and short-term investments of $326.1 as of September 30, 2009, the majority of which is in non-U.S. accounts. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchase of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios, a decline in its credit ratings or a deterioration in the quality of the Company’s accounts receivable.

The Company maintains an open-market stock repurchase program (the “Program”) expiring on January 31, 2010 to repurchase up to 20 million shares of its common stock.  The Company did not purchase any shares of its common stock under the Program during the nine months ended September 30, 2009. As of September 30, 2009, approximately 1.8 million shares of common stock may still be purchased under the Program.

The Company pays a quarterly dividend on its common stock of $.015 per share.  For the three and nine months ended September 30, 2009, the Company paid dividends in the amount of nil and $7.7, respectively.  For the three and nine months ended September 30, 2009, the Company declared dividends in the amount of $2.5 and $7.7, respectively.

The Company makes cash contributions to the U.S. Pension Plan (the “U.S. Plan”) in accordance with minimum funding requirements and may also make voluntary cash contributions. Due to minimum funding levels of the U.S. Plan being met, the Company is not required to, nor does it intend to, make any cash contributions in 2009.  Voluntary cash contributions to the U.S. Plan in future years will depend on a number of factors including performance of U.S. Plan assets.

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

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with such applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial condition or results of operations.

Subsequent to the acquisition of Amphenol Corporation from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites.  The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at two sites, and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material effect on the Company’s consolidated financial condition or results of operations.  The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2008 Annual Report on Form 10-K.  As of September 30, 2009, the Company had interest rate swap agreements of $150.0, $250.0 and $250.0 that fix the Company’s LIBOR interest rate at 4.40%, 4.65% and 4.73%, respectively, expiring in December 2009, December 2009 and July 2010, respectively.  As of September 30, 2009, the Company’s average LIBOR rate was 3.90%.  A 10% change in the LIBOR interest rate at September 30, 2009 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2009, although there can be no assurances that interest rates will not significantly change.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The Company maintains an open-market stock repurchase program (the “Program”) expiring January 31, 2010 to repurchase up to 20 million shares of its common stock.  The Company did not purchase any shares of its common stock under the Program during the nine months ended September 30, 2009. As of September 30, 2009, approximately 1.8 million shares of common stock may be purchased under the Program.

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
10.1

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.2

Receivables Purchase Agreement dated as of May 26, 2009 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2009 10-Q).*

10.3	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.4	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.5	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.6	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.7	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.8	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.9	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.10	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.12	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.13	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.14	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.15	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.16	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.17	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.18	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.19	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*
10.20	Ninth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002.**
10.21	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the December 31, 1996 10-K).*
10.22	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.23	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.24	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*

10.25	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.26	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.27	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.28	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.29	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.30	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the June 30, 2008 10-Q).*
10.31	2009 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.31 to the March 31, 2009 10-Q).*
10.32	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
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

10.38	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.39	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the June 30, 2006 10-Q).*
10.40	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the June 30, 2006 10-Q).*
10.41	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.42	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.43	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.44	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.45	Fifth Amendment (2009-1) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement.**
10.46	Sixth Amendment (2009-2) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement.**
10.47	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the June 30, 2007 10-Q).*
10.48	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement (filed as Exhibit 10.44 to the December 31, 2008 10-K).*
10.49	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the June 30, 2007 10-Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

Date: October 26, 2009