Form 10-K
period 2009-12-31
AMPHENOL CORP /DE/
filed 2010-02-23
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐,  Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $4,697 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2009.

As of January 31, 2010, the total number of shares outstanding of Registrant’s Class A Common Stock was 173,232,601.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant’s definitive proxy statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

General

Amphenol Corporation (“Amphenol” or the “Company”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and high-speed specialty cable. The Company was incorporated in 1987. Certain predecessor businesses, which now constitute part of the Company, have been in business since 1932. The primary end markets for the Company’s products are:

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

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2009, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $2,820.1 million, $488.9 million and $317.8 million, respectively. The table below summarizes information regarding the Company’s primary markets and end applications for the Company’s products:

	Information Technology & Communications	Industrial/Automotive	Commercial Aerospace & Military

Percentage of Sales	61%	16%	23%

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
	•routers and switches

The Company designs and manufactures connectors and interconnect systems, which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is the second largest connector and interconnect product manufacturer in the world. The Company has developed a broad range of connector and interconnect products for the information technology and communications equipment applications including the converging voice, video and data communications markets. The Company offers a broad range of interconnect products for factory automation and motion control systems, machine tools, instrumentation and medical systems, mass transportation applications and automotive applications, including airbags, seatbelt pretensioners and other on-board automotive electronics. In addition, the Company is the leading supplier of high performance, military-specification, circular environmental connectors that require superior reliability and performance under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as solar and wind power generation, oil exploration, medical equipment, hybrid-electrical vehicles and off-road construction.

The Company is a global manufacturer employing advanced manufacturing processes. The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Asia and Africa. The Company sells its products through its own global sales force, independent manufacturers’ representatives and a global network of electronics distributors to thousands of Original Equipment Manufacturers (“OEMs”) in approximately 60 countries throughout the world. The Company also sells certain products to electronic manufacturing services (“EMS”), to original design manufacturing (“ODM”) companies and to communication network operators.  For 2009, approximately 39% of the Company’s net sales were in North America, 19% were in Europe and 42% were in Asia and other countries.

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

The Company and industry analysts estimate that the worldwide sales of interconnect products were approximately $35 billion in 2009. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors and interconnect systems worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 49% in 2009.

The Company’s acquisition strategy is focused on the consolidation of this highly fragmented industry.  The Company targets acquisitions on a global basis in high growth segments that have complementary capabilities to the Company from a product, customer and/or geographic standpoint.  The Company looks to add value to smaller companies through its global capabilities and generally expects acquisitions to be accretive to performance in the first year.  In 2009, the Company invested approximately $280 million on acquisitions, including payments for performance-based additional cash consideration. A significant portion of this investment was made on two acquisitions in target markets, including the military aerospace, wireless infrastructure and telecommunications and data communications markets, which broadened and enhanced its product offerings in these areas.

Business Segments

The following table sets forth the dollar amounts of the Company’s net trade sales for its business segments. For a discussion of factors affecting changes in sales by business segment and additional segment financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2009	2008	2007
	(dollars in thousands)
Net trade sales by business segment:
Interconnect Products and Assemblies	$2,566,578	$2,950,570	$2,569,281
Cable Products	253,487	285,901	281,760

	$2,820,065	$3,236,471	$2,851,041

Net trade sales by geographic area (1):
United States	$1,001,742	$1,159,349	$1,155,846
China	611,877	557,243	382,489
Other International locations	1,206,446	1,519,879	1,312,706
	$2,820,065	$3,236,471	$2,851,041

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

The Company believes that it is the largest supplier of high performance, military-specification, circular environmental connectors. Such connectors require superior performance and reliability under conditions of stress and in hostile environments. High performance environmental connectors and interconnect systems are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that the connectors are subject to rapid and severe temperature changes, vibration, humidity and nuclear radiation. Frequent applications of these connectors and interconnect systems include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy, medical instrumentation, geophysical applications and off-road construction equipment. The Company also designs and produces industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety products including interconnect devices and systems used in automotive airbags, seatbelt pretensioners, antilock braking systems and other on-board automotive electronic systems. The Company also designs and produces highly-engineered cable and backplane assemblies. Such assemblies are specially designed by the Company in conjunction with Original Equipment Manufacturer (“OEM”) customers for specific applications, primarily for computer, wired and wireless communication systems, office equipment, industrial and aerospace applications. The cable assemblies utilize the Company’s connector and cable products as well as components purchased from others.

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

International Operations

The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.  Approximately 64% of the Company’s sales for the year ended December 31, 2009 were outside the United States and approximately 22% of the Company’s sales were sold to customers in China. The Company has international manufacturing and assembly facilities in China, Taiwan, Korea, India, Japan, Malaysia, Europe, Canada, Latin America, Africa and Australia.  European operations include manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, Slovakia and Estonia and sales offices in most European markets. The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world.  The Company has low cost manufacturing and assembly facilities in China, Malaysia, Mexico, India, Eastern Europe and Africa to serve regional and world markets.

Customers

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 7% of net sales for the year ended December 31, 2009. The Company sells its products to over 10,000 customer locations worldwide. The Company’s products are sold directly to OEMs, contract manufacturers, cable system operators, telecommunication companies and through manufacturers’ representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a broad portfolio of leading technology solutions, design capability, global presence, can meet quality and delivery standards and have competitive prices.

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

The Company’s sales to distributors represented approximately 13% of the Company’s 2009 sales. The Company’s recognized brand names, including “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex,” “Sine,” “Spectra-Strip,” “Pyle-National,” “Matrix,” “Kai Jack” and others, together with the Company’s strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

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

Research and Development

The Company’s research and development expense for the creation of new and improved products and processes was $64.0 million, $68.1 million and $62.4 million for 2009, 2008 and 2007, respectively. The Company’s research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet specific customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

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

Backlog

The Company estimates that its backlog of unfilled orders was $534 million and $505 million at December 31, 2009 and 2008, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications related markets (including wireless communications, telecom & data communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2009, the Company had approximately 32,200 full-time employees worldwide of which approximately 24,800 were located in low cost regions. Of these employees, approximately 26,400 were hourly employees and the remainder were salaried employees. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites. The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at two sites, the “Route 8” landfill and the “Richardson Hill Road” landfill, and they were jointly ordered to perform work at another site, the “Sidney” landfill. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations. The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

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

Other

The Company’s annual report on Form 10-K and all other SEC filings are available, without charge, on the Company’s web site, www.amphenol.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492.

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

Approximately 61% of the Company’s revenues for the year ended December 31, 2009 came from sales to the communications industry, including telecommunication and data communication, wireless communications and broadband communications. Demand for these products is subject to rapid technological change (see below—“The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant price pressure on their suppliers, including the Company. The loss of one or more of the large communications customers could have a material adverse effect on the Company’s business. There can be no assurance that the Company will be able to continue to compete successfully in the communications industry, and the Company’s failure to do so could have an adverse effect on the Company’s results of operations.

Approximately 10% of the Company’s 2009 revenues came from sales to the broadband communications industry. Demand for the Company’s broadband communications products depends primarily on capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending, and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, acquisitions of cable television operators by non-cable television operators, cable system consolidation within the industry, the financial condition of domestic cable television operators and their access to financing, competition from satellite, telephone and television providers and telephone companies, technological developments and new legislation and regulation of cable television operators. There can be no assurance that existing levels of cable television capital spending will continue or that cable television spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 18% of the Company’s 2009 revenues came from sales to the military market. The Company participates in a broad spectrum of defense programs and believes that no one program accounted for more than 1% of its 2009 revenues. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. However, the Company’s sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Nevertheless, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A decline in U.S. defense expenditures and defense expenditures generally could adversely affect the Company’s business.

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

The Company estimates that products introduced in the last two years accounted for approximately 25% of 2009 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails to or is significantly delayed in introducing new product line concepts or if the Company’s new products do not meet with market acceptance, our results of operations may be adversely affected.

Covenants in the Company’s credit agreements may adversely affect the Company.

The Company’s Revolving Credit Facility contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, minimum levels of net worth and limits on incurrence of liens. Although the Company believes none of these covenants are presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the Company’s credit agreements. Upon the occurrence of an event of default under any of the Company’s credit facilities, the lenders could elect to declare all amounts outstanding there under to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Company’s credit facilities and other indebtedness. See “Liquidity and Capital Resources.”

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

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. In November 2009, the Company issued $600.0 million of unsecured Senior Notes at a discount of 99.813% due in November 2014 with a fixed interest rate of 4.75%. The Company also utilizes interest rate swap agreements to manage and mitigate its exposure to changes in interest rates for amounts outstanding on its Revolving Credit Facility. As of December 31, 2009, the Company had interest rate protection in the form of swaps that effectively fixed the Company’s LIBOR interest rate on $150.0 million at 4.73%, expiring in July 2010.

A 10% change in the LIBOR interest rate at December 31, 2009 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2010, although there can be no assurances that interest rates will not significantly change.

The Company’s results may be negatively affected by foreign currency exchange rates.

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and shareholders’ equity. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency and by managing its working capital. There can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations, which could have an adverse effect on the results of the Company’s operations.

The Company is subject to the risks of political, economic and military instability in countries outside the United States.

Non-U.S. markets account for a substantial portion of the Company’s business.  During 2009, non-U.S. markets constituted approximately 64% of the Company’s net sales. The Company employs more than 88% of its workforce outside the United States. The Company’s customers are located throughout the world and it has many manufacturing, administrative and sales facilities outside the United States. Because of the Company’s extensive non-U.S. operations, it is exposed to risks that could negatively affect sales or profitability, including:

•                  tariffs, trade barriers and trade disputes;

•                  regulations related to customs and import/export matters;

•                  longer payment cycles;

•                  tax issues, such as tax law changes, examinations by taxing authorities, variations in tax laws from country to country as compared to the United States and difficulties in repatriating in a tax-efficient manner cash generated or held abroad;

•                  challenges in collecting accounts receivable;

•                  employment regulations and local labor conditions;

•                  difficulties protecting intellectual property;

•                  instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; and

•                  the impact of each of the foregoing on outsourcing and procurement arrangements.

The Company may experience difficulties and unanticipated expense of assimilating newly acquired businesses, including the potential for the impairment of goodwill.

The Company has completed a number of acquisitions in the past few years. It is possible the Company may experience difficulty integrating such acquisitions and further that the acquisitions may not perform as expected. At December 31, 2009, the total assets of the Company were $3,219.2 million, which included $1,368.7 million of goodwill. The goodwill arose as the excess of the purchase price over the fair value of net assets of businesses acquired. The Company performs annual evaluations for the potential impairment of the carrying value of goodwill in accordance with the Intangibles- Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a non-cash charge to its income statement for the impairment of goodwill.

The Company may experience difficulties in obtaining a consistent supply of materials at stable pricing levels, which could adversely affect its results of operations.

The Company uses basic materials like steel, aluminum, brass, copper, bi-metallic products, silver, gold and plastic resins in its manufacturing process. Volatility in the prices of such material and availability of supply may have a substantial impact on the price the Company pays for such materials. In addition, to the extent such cost increases cannot be recovered through sales price increases or productivity improvements, the Company’s margin may decline.

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

The following factors could adversely impact the Company’s business:

•                                          A global economic slowdown in any of the Company’s market segments.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s fixed assets include plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2009, the Company operated a total of 213 plants, warehouses and offices of which (a) the locations in the U.S. had approximately 2.4 million square feet, of which 1.0 million square feet were leased; (b) the locations outside the U.S. had approximately 6.2 million square feet, of which 4.6 million square feet were leased; and (c) the square footage by segment was approximately 7.6 million square feet and 1.0 million square feet for the Interconnect Products and Assemblies segment and the Cable Products segment, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the last quarter of the year ended December 31, 2009.

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

The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low sales prices for the common stock for both 2009 and 2008 as reported on the New York Stock Exchange.

	2009		2008
	High	Low	High	Low

First Quarter	$30.84	$21.55	$45.48	$34.19
Second Quarter	35.39	27.98	50.00	37.66
Third Quarter	40.24	30.69	52.28	39.10
Fourth Quarter	47.14	35.16	40.50	18.38

As of January 31, 2010, there were 42 holders of record of the Company’s common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

The Company pays a quarterly dividend on its common stock of $.015 per share.  Cumulative dividends declared and paid during 2009 were $10.3 million, including those declared in 2008 and paid in 2009.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business (including acquisition related activity), to repurchase shares of its common stock and to repay outstanding indebtedness.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2009.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	12,704,303	$29.58	12,604,500
Equity compensation plans not approved by security holders	—	—	—
Total	12,704,303	$29.58	12,604,500

Purchases of Equity Securities

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20 million shares of its common stock which expired on January 31, 2010. The Company did not purchase any shares of its common stock under the Program during the year ended December 31, 2009. When the program expired on January 31, 2010, there were approximately 1.8 million shares of common stock available to be purchased under the Program.

Item 6.  Selected Financial Data

(dollars in thousands, except per share data)

	2009		2008	2007	2006		2005

Operations
Net sales	$2,820,065		$3,236,471	$2,851,041	$2,471,430		$1,808,147
Net income attributable to Amphenol Corporation	317,834	(1)	419,151	353,194	255,691	(2)	206,339
Net income per common share—Diluted	1.83	(1)	2.34	1.94	1.39	(2)	1.14
Financial Position
Cash, cash equivalents and short-term investments	$422,383		$219,415	$186,301	$74,135		$38,669
Working capital	917,236		701,032	703,327	486,946		373,884
Total assets	3,219,184		2,994,159	2,675,733	2,195,397		1,932,540
Long-term debt, including current portion	753,449		786,459	722,636	680,414		781,000
Shareholders’ equity attributable to Amphenol Corporation	1,746,077		1,349,425	1,264,914	902,994		689,235

Weighted average shares outstanding—Diluted	173,941,752		178,813,013	182,503,969	183,347,326		180,943,474
Cash dividends declared per share	$0.06		$0.06	$0.06	$0.06		$0.06

(1)          Includes a one-time charge for expenses incurred in the early extinguishment of interest rate swaps of $4,575, less tax benefit of $1,221, or $0.02 per share after taxes.

(2)          Includes a one-time charge for expenses incurred in connection with a flood at the Company’s Sidney, NY facility of $20,747, less tax benefit of $6,535, or $0.08 per share after taxes.

Item 7.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2009, 2008 and 2007 has been derived from and should be read in conjunction with the consolidated financial statements included elsewhere in this document.

Overview

The Company is a global designer, manufacturer and marketer of interconnect and cable products.  In 2009, approximately 64% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

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

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 7% of net sales in 2009.  The Company encounters competition in its markets and competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time.  There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability and have competitive prices.  The Company has focused its global resources to position itself to compete effectively in this environment.  The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

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

•                  Design and develop performance-enhancing interconnect solutions

•                  Establish a strong global presence in resources and capabilities

•                  Preserve and foster a collaborative, entrepreneurial management structure

•                  Maintain a culture of controlling costs

•                  Pursue strategic acquisitions

For the year ended December 31, 2009, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $2,820.1 million, $488.9 million and $317.8 million, respectively; down 13%, 23% and 24%, respectively, from 2008.  Sales of interconnect products and assemblies and sales of cable products decreased in all of the Company’s major markets and geographic regions.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company is its ability to consistently generate cash.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2009, the Company generated operating cash flow of $582.3 million.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.6	67.6	67.4
Selling, general and administrative expense	14.1	12.9	13.2
Operating income	17.3	19.5	19.4
Interest expense	(1.3)	(1.2)	(1.3)
Early extinguishment of interest rate swaps	(0.2)	—	—
Other expenses, net	—	—	(0.2)
Income before income taxes	15.8	18.3	17.9
Provision for income taxes	(4.2)	(5.0)	(5.2)
Net income	11.6	13.3	12.7
Net income attributable to noncontrolling interests	(0.3)	(0.3)	(0.3)
Net income attributable to Amphenol Corporation	11.3%	13.0%	12.4%

2009 Compared to 2008

Net sales were $2,820.1 million for the year ended December 31, 2009 compared to $3,236.5 million for 2008, a decrease of 13% in U.S. dollars, 12% in local currencies and 16% organically (excluding both currency and acquisition impacts).  Sales of interconnect products and assemblies in 2009 (approximately 91% of net sales) decreased 13% in U.S. dollars and 12% in local currencies compared to 2008 ($2,566.6 million in 2009 versus $2,950.6 million in 2008). Sales decreased in the Company’s major end markets, including the industrial, telecommunications and data communications, automotive, wireless communications and military/aerospace markets as a result of the global economic downturn.  The industrial market sales decreased (approximately $113.9 million) reflecting significantly lower demand for a broad range of industrial equipment including factory automation,  natural resource exploration, heavy equipment and railway/mass transit.  The telecommunications and data communications  market sales decreased (approximately $164.8 million) primarily due to reduced sales of high speed interconnect products for servers and switching as well as network and storage equipment reflecting significantly lower enterprise and data center equipment demand.  Sales to the automotive market decreased (approximately $42.3 million) primarily due to the general softness in the domestic and European automotive markets. The wireless communications market sales decreased (approximately $46.1 million) in primarily all areas, including the mobile device market, primarily related to lower handset demand and the wireless infrastructure market due to lower demand at base station/equipment manufacturers, partially offset by increased sales to cell site installation customers primarily due to the impact of acquisitions. Sales to the military/aerospace markets decreased (approximately $20.8 million), primarily due to lower demand in the commercial aircraft market and to a lesser extent the defense market, partially offset by the impact of acquisitions. Sales of cable products in 2009 (approximately 9% of net sales) decreased 11% in U.S. dollars and 9% in local currencies compared to 2008 ($253.5 million in 2009 versus $285.9 million in 2008).  This decrease is primarily attributable to a slowdown in spending in domestic and international broadband and cable television markets resulting from weak economic conditions.

Geographically, sales in the U.S. in 2009 decreased approximately 14% in U.S. dollars ($1,001.7 million in 2009 versus $1,159.3 million in 2008) and decreased approximately 13% in local currencies.  International sales for 2009 decreased approximately 12% in U.S. dollars ($1,818.3 million in 2009 versus $2,077.2 million in 2008) and decreased approximately 11% in local currencies compared to 2008.  The comparatively stronger U.S. dollar in 2009 had the effect of decreasing net sales by approximately $38.2 million when compared to foreign currency translation rates in 2008.

The gross profit margin as a percentage of net sales was 31.4% in 2009 compared to 32.4% in 2008. The operating margin for interconnect products and assemblies decreased approximately 2.3% compared to the prior year,  primarily as a result of reduced volume levels given the current economic environment, partially offset by effective cost control programs.  Cable operating margins increased 3.9% primarily as a result of the positive impacts of lower material costs and operational cost reduction actions, which more than offset the impact of lower sales volume.

Selling, general and administrative expenses were $397.6 million and $416.9 million in 2009 and 2008, or approximately 14% and 13% of net sales for 2009 and 2008, respectively.  The decrease in expense in 2009 is primarily attributable to lower sales volume and the positive effects of cost reduction actions. Selling and marketing expenses decreased approximately $12.9 million in 2009 due primarily to the lower sales volume and the impact on sales related costs such as freight and employee related costs. Research and development expenditures decreased approximately $4.1 million.  Administrative expenses decreased approximately $2.3 million and represented approximately 5.0% and 4.5% of sales for 2009 and 2008, respectively.

Interest expense was $36.6 million for 2009 compared to $39.6 million for 2008. The decrease is primarily attributable to lower average interest rates in 2009 partially offset by higher average debt levels.  The Company incurred a $4.6 million charge (or $.02 per share) for the early extinguishment of certain interest rate swaps in 2009.  Refer to” Liquidity and Capital Resources” for further discussion.

The provision for income taxes was at an effective rate of 26.7% in 2009 and 27.5% in 2008.  The lower effective tax rate in 2009 results primarily from a smaller decrease in income during 2009 in lower rate jurisdictions.

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

Selling, general and administrative expenses were $416.9 million and $377.3 million in 2008 and 2007, respectively, or approximately 13% of net sales in both 2008 and 2007.  The increase in expense in 2008 is attributable to increases in the major components of selling, general and administrative expenses. Research and development expenditures increased approximately $5.7 million, reflecting increases in expenditures for new product development and represented approximately 2% of sales for both 2008 and 2007. Selling and marketing expense remained approximately 6.5% of sales for both 2008 and 2007.  Administrative expense, which represented approximately 4.5% of sales for both 2008 and 2007, increased by approximately $16.1 million, due primarily to increases in stock-based compensation expense of $3.9 million as well as cost increases relating to salaries and employee-related benefits.

Interest expense was $39.6 million for 2008 compared to $36.9 million for 2007. The increase is primarily attributable to the higher average debt levels in 2008.

Other expenses, net for 2008 were not significant. Other expenses, net for 2007 were $4.5 million and are comprised primarily of program fees on the sale of accounts receivable of $5.2 million, and agency and commitment fees on the Company’s credit facilities of $1.8 million offset by interest income of $2.7 million.

The provision for income taxes was at an effective rate of 27.5% in 2008 and 28.9% in 2007.  The lower effective tax rate results primarily from an increase in income in lower tax jurisdictions and changes in the Company’s income repatriation plans. The total effective rate reduction lowered tax expense in 2008 by approximately $8.3 million, or an additional $.04 per share.

Liquidity and Capital Resources

Cash provided by operating activities totaled $582.3 million, $481.5 million and $387.9 million for 2009, 2008 and 2007, respectively. The increase in cash from operating activities in 2009 compared to 2008 is primarily attributable to decreases in the components of working capital compared to increases in these components in 2008 and an increase in depreciation and amortization partially offset by a decrease in net income. The increase in cash from operating activities in 2008 compared to 2007 is primarily attributable to an increase in net income, an increase in depreciation and amortization and a lower increase in the components of working capital compared to the increase in 2007.

The components of working capital as presented on the accompanying Consolidated Statements of Cash Flow decreased $125.6 million in 2009 due primarily to decreases in accounts receivable, inventory and other current assets of $96.6 million, $76.3 million and $6.0 million, respectively, offset by a $31.7 million decrease in accounts payable, $16.1 million in excess tax benefits from stock-based payment arrangements, a $3.0 million decrease in accounts receivable sold under the Company’s receivable securitization program and a $2.6 million decrease in accrued liabilities.

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

The following represents the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets in 2009. Accounts receivable decreased $66.4 million to $449.6 million, primarily reflecting the impact of lower sales levels and a reduction in days sales outstanding, partially offset by the impact of acquisitions of $18.8 million and translation resulting from the comparatively weaker U.S. dollar at December 31, 2009 compared to December 31, 2008 (“Translation”).  Days sales outstanding decreased to approximately 64 days from 72 days in 2008.  Inventory decreased $50.8 million to $461.8 million, primarily due to adjustments to production activity in response to lower demand levels offset by the impact of acquisitions of $20.1 million and Translation. Inventory days at December 31, 2009 and 2008 were 80 and 88, respectively. Other current assets increased $32.1 million to $124.4 million primarily due to higher short-term investments purchases during 2009. Land and depreciable assets, net, decreased $11.6 million to $332.9 million reflecting capital expenditures of $63.1 million, as well as assets from acquisitions of approximately $10.0 million and Translation of $5.9 million offset by depreciation of $85.1 million and disposals of $5.5 million. Goodwill increased $136.3 million to $1,368.7 million primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment completed during the year. Other long-term assets increased $15.8 million to $97.2 million primarily due to an increase in identifiable intangible assets resulting from 2009 acquisitions partially offset by a decrease in long-term deferred tax assets of $9.5 million. Accounts payable decreased $13.8 million to $292.1 million primarily as a result of a decrease in purchasing activity during the year related to lower sales levels offset by the impact of acquisitions of $10.7 and Translation. Total accrued liabilities decreased $117.8 million, primarily as a result of payments and adjustments made related to accrued acquisition-related obligations of $113.1 million as well as a decrease in accrued foreign income taxes. Accrued pension and post employment benefit obligations increased $10.6 million to $172.2 million due primarily to a higher projected benefit obligation as a result of a lower discount rate assumption offset by an increase in plan assets during the year. Other long-term liabilities decreased $15.2 million to $27.9 million due to the reclassification of the fair value of short-term interest rate swaps to other accrued expenses in 2009.

In 2009, cash from operating activities of $582.3 million, proceeds from the issuance of Senior Notes of $598.9 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $41.6 million and proceeds from disposal of fixed assets of $3.2 million were used to fund $280.0 million of acquisitions, including payments for performance-based additional cash consideration, capital expenditures of $63.1 million, purchases of short-term investments of $33.3 million, payments to noncontrolling interests of $23.3 million, dividend payments of $10.3 million,  net repayments of the Revolving Credit Facility and foreign debt of  $631.9 million, costs related to the issuance of Senior Notes and the early extinguishment of  interest rate swap agreements of $4.7 million and $4.6 million, respectively, which resulted in an increase in cash and cash equivalents on hand of $169.6 million.  In 2008, cash from operating activities of $481.5 million, net borrowings of $61.9 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $48.4 million and proceeds from disposal of fixed assets of $0.9 million were used to fund purchases of treasury stock of $293.6 million, $135.8 million of acquisitions, including payments for performance-based additional cash consideration, capital expenditures of $108.3 million, dividend payments of $10.6 million, purchases of short-term investments of $2.9 million, which resulted in an increase in cash and cash equivalents on hand of $31.3 million.

In November 2009, the Company issued $600.0 million of unsecured 4.75% Senior Notes due in November, 2014 at a discount of 99.813% ($1.1 million unamortized at December 31, 2009). Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  In addition, the Company incurred fees and expenses related to the Senior Notes of $4.7 million, which were capitalized and will be amortized over the term of the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2010.  The Company will make each interest payment to the holders of record on the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.

In conjunction with the note issuance, the Company’s existing five-year senior unsecured Revolving Credit Facility, which matures in August 2011, was amended to reduce the commitment from $1,000.0 million to $752.0 million.   At December 31, 2009, borrowings and availability under the facility were $150.0 million and $602.0 million, respectively.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At December 31, 2009, the Company was in compliance with the financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of December 31, 2009, the Company had interest rate swap agreements of $150.0 million that fix the Company’s LIBOR interest rate at 4.73%, expiring in July 2010. The fair value of such agreements represents the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of swaps indicated that termination of the agreements at December 31, 2009 would have resulted in a pre-tax loss of $3.7 million; such loss, net of tax of $1.4 million, was recorded in accumulated other comprehensive loss.  In conjunction with the repayment of borrowings under the Revolving Credit Facility from the net proceeds from the issuance of Senior Notes, certain interest rate swap agreements were terminated and a one-time charge of $4.6 million (or $.02 per share) was incurred related to the cost of such termination.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions. The Company expects that capital expenditures in 2010 will be approximately $80.0 to $100.0 million. The Company pays a quarterly dividend on its common stock of $.015 per share.  Cumulative dividends declared and paid during 2009 were $10.3 million, including those declared in 2008 and paid in 2009.  The Company’s debt service requirements consist primarily of principal and interest on Senior Notes and the Revolving Credit Facility.

The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and the sale of receivables under the Company’s accounts receivable agreement described below.  In addition, the Company had cash, cash equivalents and short-term investments of $422.4 million December 31, 2009, the majority of which was in non-U.S. accounts.  The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchases of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable.  However, management believes that the Company’s cash, cash equivalent and short-term investment position, ability to generate strong cash flow from operations, availability under its Revolving Credit Agreement and access to credit markets will allow it to meet its obligations for the next twelve months.

Off-Balance Sheet Arrangement - Accounts Receivable Securitization

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 million in a designated pool of qualified accounts receivable (the “Accounts Receivable Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Accounts Receivable Agreement includes certain covenants and provides for various events of termination and was originally set to expire in July 2009. The Accounts Receivable Agreement was amended in May 2009 to extend the term of the agreement to May 2010.  Upon expiration of the term, the Company intends to replace the Accounts Receivable Agreement with a similar program. Due to the short-term nature of the accounts receivable, the fair value approximates carrying value.  At December 31, 2009 and 2008, $82.0 million and $85.0 million, respectively, of receivables were sold and are therefore not reflected in the accounts receivable or debt balances in the accompanying Consolidated Balance Sheets. Effective January 1, 2010, with the adoption of recent amendments to the Transfers and Servicing and

Consolidation Topics of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company will report receivables sold under the Accounts Receivable Agreement, that as of December 31, 2009 were reported off-balance sheet, as accounts receivable and short-term debt on its Consolidated Balance Sheets. Refer to “Recent Accounting Changes.”

Environmental Matters

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites. The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at two sites, the “Route 8” landfill and the “Richardson Hill Road” landfill, and they were jointly ordered to perform work at another site, the “Sidney” landfill. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations. The environmental investigations, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

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

Recent Accounting Changes

In June 2009, FASB issued Statement No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” which is a significant restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles by providing the authoritative literature in a topically organized structure.  The Company has adopted the ASC, which became effective for interim and annual periods ending after September 15, 2009.

Effective January 1, 2009, the Company adopted amended standards set forth in the Consolidation Topic of the ASC. These standards require companies to classify expenses related to noncontrolling interests’ share in income below net income (earnings per share continues to be determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, these standards require the liability related to noncontrolling interests to be presented as a separate caption within equity. The presentation and disclosure requirements of these standards were retroactively applied in the accompanying consolidated financial statements. In connection with the adoption of these standards, the Company also changed the presentation of certain information in the Notes to Consolidated Financial Statements as well as on the Consolidated Statements of Cash Flow within operating activities, investing activities and financing activities.

The Subsequent Events Topic of the ASC provides general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, these standards set forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Certain standards within the Subsequent Events Topic regarding disclosure became effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted such standards, which did not have a material impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 23, 2010.

In June 2009, the Transfers and Servicing Topic and the Consolidation Topic of the ASC were amended specifically in terms of transfers of financial assets and consolidation of variable interest entities.  These standards apply prospectively to financial asset transfers occurring in fiscal years beginning after November 15, 2009 to variable interest entities existing on or after November 15, 2009.

The objective of the amendment to the Transfers and Servicing Topic of the ASC is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position; financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment eliminates the exemption from consolidation for qualifying special purpose entities (“QSPEs”). As a result, a transferor must evaluate existing QSPEs to determine whether they must be consolidated in the reporting entity’s financial statements.

The objective of the amendment to the Consolidation Topic of the ASC is to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

The Company evaluated the amendments discussed above, and as a result, the Company will report receivables sold under its receivable securitization agreement that are currently reported off-balance sheet as accounts receivable and short-term debt on its Consolidated Balance Sheets effective January 1, 2010. As of December 31, 2009 and December 31, 2008, approximately $82.0 million and $85.0 million, respectively, of receivables were sold and are not reflected in accounts receivable or debt in the accompanying Consolidated Balance Sheets.  Fees associated with the Accounts Receivable Agreement, which are currently included in other expenses, net will be included in interest expense in the Consolidated Statements of Income.  The Company’s credit ratios and ratings have always treated receivables sold under the Accounts Receivable Agreement as debt and therefore these ratios and ratings will be unaffected by the adoption of the amendment to this Topic.

Pensions

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (“U.S. Plan”) covering certain of its U.S. employees.  U.S. Plan benefits are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries also have defined benefit plans covering employees. The pension expense for pension plans approximated $16.5 million, $12.2 million and $16.1 million in 2009, 2008 and 2007, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on the U.S. Plan assets. In developing the expected long-term rate of return assumption for the U.S. Plan, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 10%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on the U.S. Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 9.5% and 40% with fixed income managers, with an expected long-term rate of return of 7.0%. As of December 31, 2009, the asset allocation was 59% with equity managers and 38% with fixed income managers and 3% in cash. The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plan at both December 31, 2009 and 2008 was approximately 8.25%.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate for the U.S. Plan on this basis was 5.75% at December 31, 2009 and 6.25% at December 31, 2008. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the accrued benefit obligation would have increased or decreased by approximately $16.2 million.

Effective January 1, 2007, the Company effected a curtailment related to the U.S. Plan, which resulted in no additional benefits being credited to salaried employees who had less than 25 years service with the Company, or who had not attained age 50 and who had less than 15 years of service with the Company.  This change had the impact of decreasing pension expense during 2007 by approximately $2.9 million. For affected employees, the curtailment in additional U.S. Plan benefits was replaced with a Company match defined contribution plan to which the Company contributed approximately $2.0 million and $1.9 million in 2009 and 2008, respectively.

The Company made cash contributions to the U.S. Plan of nil and $20.0 million in 2009 and 2008, respectively. The U.S. Plan made benefit payments of $16.1 million and $16.5 million in 2009 and 2008, respectively. The liability for accrued pension and post-employment benefit obligations under all the Company’s pension and post-retirement benefit plans (the “Plans”) increased in 2009 to $176.5 million ($4.2 million of which is included in other accrued expenses representing required contributions to be made during 2010 for foreign plans) from $165.9 million in 2008 primarily due to a reduction of the discount rate assumption compared to 2008 offset by an increase in plan assets in the U.S. Plan. The Company estimates that, based on current actuarial calculations, it may make a voluntary cash contribution to the U.S. Plan in 2010 of approximately $15.0 million to $20.0 million.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of the U.S. Plan assets.

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

Revenue Recognition - The Company’s primary source of revenues is from product sales to its customers.  Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earning process is complete and revenue is measurable.  Delivery is determined by the Company’s shipping terms, which are primarily FOB shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.  The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communication market (approximately 10% of consolidated sales), the Company pays for shipping cost to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

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

Goodwill - The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units in accordance with ASC Topic 350 Intangibles — Goodwill and Other as of each June 30. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these reportable business segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and to compare that to the carrying value of the reporting unit.  If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. As of June 30, 2009, and for each previous year in which the impairment test has been performed, the fair market value of the Company’s reporting units exceeded their carrying values and therefore no impairment was recognized.

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

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2009, as well as an estimate of the timing in which such obligations are expected to be satisfied:

Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$752,010	$—	$150,667	$601,126	$217
Interest related to Senior Notes	143,292	29,292	57,000	57,000	—
Capital lease obligations	1,439	399	548	492	—
Operating leases	73,803	22,254	29,723	16,062	5,764
Purchase obligations	120,277	117,442	2,835	—	—
Accrued acquisition-related obligations (2)	7,244	7,244	—	—	—
Accrued pension and post employment benefit obligations (3)	40,313	4,220	8,731	9,398	17,964

Total (4)	$1,138,378	$180,851	$249,504	$684,078	$23,945

(1)          The Company has excluded expected interest payments on the Revolving Credit Facility from the above table, as this calculation is largely dependent on average debt levels the Company expects to have at the end of each of the years presented as well as the expected interest rates on the debt not covered by interest rate swaps.  The actual interest payments made in 2009 were $38,532. Expected debt levels, and therefore expected interest payments, are difficult to predict as they are significantly impacted by such items as future acquisitions, repurchases of treasury stock, dividend payments as well as payments or additional borrowing made to reduce or increase the underlying revolver balance.

(2)          Accrued acquisition-related obligations consist of obligations for additional purchase price and performance-based cash consideration.

(3)          Included in this table are estimated benefit payments expected to be made under the Company’s unfunded pension and post-retirement benefit plans. The Company also maintains several funded pension and post-retirement benefit plans, the most significant of which covers its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plan due to prior contributions made in excess of minimum requirements, so the Company did not make any such contributions in 2009.  The Company may make a voluntary contribution to the U.S. Plan in the range of $15,000 to $20,000 in 2010. As a result, it is not possible to reasonably estimate expected required contributions in the above table since several assumptions are required to calculate the minimum required contributions, such as the discount rate and expected returns on pension assets.

(4)          As of December 31, 2009, the Company has liabilities of $40,208 recognized in accordance with the Income Taxes Topic of the ASC.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the non-current liabilities, it is very difficult to make a reasonably reliable estimate of the amount and period in which these non-current liabilities might be paid.

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

Interest Rate Risk

As of December 31, 2009, the Company had interest rate swap agreements that fix the Company’s LIBOR interest rate on $150.0 million of floating rate bank debt at 4.73%, expiring in July 2010. At December 31, 2009, the Company’s average LIBOR rate was 4.73%.  A 10% change in the LIBOR interest rate at December 31, 2009 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2010, although there can be no assurances that interest rates will not significantly change.

In November 2009, the Company issued $600.0 million of unsecured Senior Notes at a discount of 99.813% due in November 2014 with a fixed interest rate of 4.75%.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Amphenol Corporation
Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and other comprehensive income, and cash flow for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Amphenol Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 23, 2010

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Net sales	$2,820,065	$3,236,471	$2,851,041
Cost of sales	1,933,511	2,187,318	1,920,900
Gross profit	886,554	1,049,153	930,141

Selling, general and administrative expense	397,641	416,914	377,283
Operating income	488,913	632,239	552,858

Interest expense	(36,586)	(39,627)	(36,876)
Early extinguishment of interest rate swaps	(4,575)	—	—
Other expenses, net	(1,225)	(32)	(4,480)
Income before income taxes	446,527	592,580	511,502
Provision for income taxes	(119,311)	(163,003)	(147,790)
Net income	327,216	429,577	363,712
Less: Net income attributable to noncontrolling interests	(9,382)	(10,426)	(10,518)
Net income attributable to Amphenol Corporation	$317,834	$419,151	$353,194
Net income per common share — Basic	$1.85	$2.39	$1.98
Weighted average common shares outstanding — Basic	171,607,643	175,663,797	178,453,249
Net income per common share — Diluted	$1.83	$2.34	$1.94
Weighted average common shares outstanding - Diluted	173,941,752	178,813,013	182,503,969
Dividends declared per common share	$0.06	$0.06	$0.06

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$384,613	$214,987
Accounts receivable, less allowance for doubtful accounts of $18,785 and $14,982, respectively	449,591	515,999
Inventories, net:
Raw materials and supplies	124,192	130,572
Work in process	215,883	233,003
Finished goods	121,675	148,932
	461,750	512,507
Other current assets	124,441	92,371
Total current assets	1,420,395	1,335,864
Land and depreciable assets:
Land	20,008	18,699
Buildings and improvements	152,265	149,631
Machinery and equipment	735,789	686,949
	908,062	855,279
Accumulated depreciation	(575,187)	(510,764)
	332,875	344,515
Goodwill	1,368,672	1,232,335
Other long-term assets	97,242	81,445
	$3,219,184	$2,994,159

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$292,122	$305,950
Accrued salaries, wages and employee benefits	64,143	59,644
Accrued income taxes	57,272	65,846
Accrued acquisition-related obligations	7,244	120,357
Other accrued expenses	81,979	82,596
Current portion of long-term debt and capital lease obligations	399	439
Total current liabilities	503,159	634,832
Long-term debt and capital lease obligations	753,050	786,020
Accrued pension and post-employment benefit obligations	172,235	161,669
Other long-term liabilities	27,922	43,069
Commitments and contingent liabilities (Notes 2, 8 and 14)
Shareholders’ Equity:
Class A Common Stock, $.001 par value; 500,000,000 shares authorized; 173,209,928 and 171,186,218 shares issued and outstanding at December 31, 2009 and 2008, respectively	174	171
Additional paid-in capital	71,368	22,746
Accumulated earnings	1,774,625	1,467,099
Accumulated other comprehensive loss	(100,090)	(140,591)
Total shareholders’ equity attributable to Amphenol Corporation	1,746,077	1,349,425
Noncontrolling interests	16,741	19,144
Total equity	1,762,818	1,368,569

	$3,219,184	$2,994,159

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income

(dollars in thousands)

	Common	Additional Paid in Capital	Comprehensive	Accumulated	Accum. Other Comprehensive	Treasury	Noncontrolling	Total
	Stock	(Deficit)	Income (Loss)	Earnings	Income (Loss)	Stock	Interests	Equity
Balance January 1, 2007	$179	$(119,421)		$1,142,536	$(81,084)	$(39,216)	$18,681	$921,675
Comprehensive income:
Net income			$363,712	353,194			10,518	363,712
Other comprehensive income, net of tax:
Translation adjustments			28,228		26,078		2,150	28,228
Revaluation of interest rate derivatives			(10,070)		(10,070)			(10,070)
Defined benefit plan liability adjustment			21,432		21,432			21,432
Other comprehensive income			39,590
Comprehensive income			$403,302
Purchase of noncontrolling interests							(15,781)	(15,781)
Acquisitions resulting in noncontrolling interests							2,841	2,841
Distributions to shareholders of noncontrolling interests							(3,575)	(3,575)
Purchase of treasury stock						(93,594)		(93,594)
Retirement of treasury stock	(1)			(53,198)		53,199		—
Cumulative effect of adoption of ASC 740				(163)				(163)
Stock compensation		207						207
Stock options exercised, including tax benefit	3	63,123						63,126
Dividends declared				(10,734)				(10,734)
Stock-based compensation expense		12,444						12,444
Balance December 31, 2007	$181	$(43,647)		$1,431,635	$(43,644)	$(79,611)	$14,834	$1,279,748
Comprehensive income:
Net income			$429,577	419,151			10,426	429,577
Other comprehensive income, net of tax:
Translation adjustments			(39,518)		(36,589)		(2,929)	(39,518)
Revaluation of interest rate derivatives			(8,691)		(8,691)			(8,691)
Defined benefit plan liability adjustment			(51,667)		(51,667)			(51,667)
Other comprehensive loss			(99,876)
Comprehensive income			$329,701
Purchase of noncontrolling interests							(445)	(445)
Acquisitions resulting in noncontrolling interests							197	197
Distributions to shareholders of noncontrolling interests							(2,939)	(2,939)
Purchase of treasury stock						(293,626)		(293,626)
Retirement of treasury stock	(11)			(373,226)		373,237		—
Stock compensation		198						198
Stock options exercised, including tax benefit	1	49,879						49,880
Dividends declared				(10,461)				(10,461)
Stock-based compensation expense		16,316						16,316
Balance December 31, 2008	$171	$22,746		$1,467,099	$(140,591)	$—	$19,144	$1,368,569
Comprehensive income:
Net income			$327,216	317,834			9,382	327,216
Other comprehensive income, net of tax:
Translation adjustments			22,521		23,793		(1,272)	22,521
Revaluation of interest rate derivatives			13,354		13,354			13,354
Defined benefit plan liability adjustment			3,354		3,354			3,354
Other comprehensive income			39,229
Comprehensive income			$366,445
Purchase of noncontrolling interests		(14,529)					(1,367)	(15,896)
Acquisitions resulting in noncontrolling interests							983	983
Distributions to shareholders of noncontrolling interests							(10,129)	(10,129)
Stock compensation		131						131
Stock options exercised, including tax benefit	3	42,780						42,783
Dividends declared				(10,308)				(10,308)
Stock-based compensation expense		20,240						20,240
Balance December 31, 2009	$174	$71,368		$1,774,625	$(100,090)	$—	$16,741	$1,762,818

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Net income	$327,216	$429,577	$363,712
Adjustments for cash from operating activities:
Depreciation and amortization	98,524	91,302	82,348
Stock-based compensation expense	20,240	16,316	12,444
Net change in operating assets and liabilities:
Accounts receivable	96,588	1,419	(87,013)
Inventory	76,332	(47,570)	(22,724)
Other current assets	6,017	(7,504)	(7,232)
Excess tax benefits from stock-based payment arrangements	(16,085)	(21,307)	(23,691)
Net change in receivables sold	(3,000)	—	—
Accounts payable	(31,709)	2,699	43,651
Accrued income taxes	16,920	13,623	5,466
Other accrued liabilities	(19,494)	18,644	28,549
Accrued pension and post employment benefits	6,526	(15,940)	(6,316)
Other long-term assets	8,842	1,900	1,789
Other	(4,620)	(1,636)	(3,084)
Cash flow provided by operating activities	582,297	481,523	387,899
Cash flow from investing activities:
Additions to property, plant and equipment	(63,058)	(108,280)	(103,772)
Proceeds from disposal of fixed assets	3,224	940	5,354
Purchases of short-term investments	(33,342)	(2,938)	(1,360)
Acquisitions, net of cash acquired	(280,014)	(135,807)	(138,163)
Cash flow used in investing activities	(373,190)	(246,085)	(237,941)
Cash flow from financing activities:
Net change in borrowings under revolving credit facilities	(631,934)	61,914	41,622
Borrowings under senior notes, net of discount	598,878	—	—
Settlement of interest rate swap agreements	(4,575)	—	—
Payment of fees and expenses related to senior notes financing	(4,650)	—	—
Purchase of treasury stock	—	(293,625)	(93,594)
Proceeds from exercise of stock options	25,481	27,081	34,550
Excess tax benefits from stock-based payment arrangements	16,085	21,307	23,691
Payments to noncontrolling interests	(23,328)	—	(41,137)
Dividend payments	(10,279)	(10,617)	(10,710)
Cash flow used in financing activities	(34,322)	(193,940)	(45,578)
Effect of exchange rate changes on cash and cash equivalents	(5,159)	(10,152)	5,126
Net change in cash and cash equivalents	169,626	31,346	109,506
Cash and cash equivalents balance, beginning of year	214,987	183,641	74,135
Cash and cash equivalents balance, end of year	$384,613	$214,987	$183,641

Cash paid during the year for:
Interest	$38,532	$39,180	$36,238
Income taxes	117,122	124,929	100,772

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of less than three months. The carrying amounts approximate fair values of those instruments, the majority of which are in non-U.S. accounts.

Sale of Receivables

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Accounts Receivable Agreement”). The Company services, administers and collects the receivables on behalf of the purchaser. The Accounts Receivable Agreement includes certain covenants and provides for various events of termination and was originally set to expire in July 2009. The Accounts Receivable Agreement was amended in May 2009 to extend the term of the agreement to May 2010. Upon expiration of the term, the Company intends to replace the Accounts Receivable Agreement with a similar program. Due to the short-term nature of the accounts receivable, the fair value approximates carrying value.  Program fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain fees and administrative expenses and are included in other expenses, net, in the accompanying Consolidated Statements of Income. The aggregate value of receivables transferred to the pool for the year 2009, 2008 and 2007 were $986,655, $1,068,229 and $1,065,892, respectively. At December 31, 2009 and 2008,  $73,964 and $104,388, respectively, of accounts receivable were transferred to the subsidiary, but not purchased by the financial institution and are therefore included in the accounts receivable balance in the accompanying Consolidated Balance Sheets.  At December 31, 2009 and 2008, $82,000 and $85,000, respectively, of receivables were sold and are therefore not reflected in the accounts receivable or debt balances in the accompanying Consolidated Balance Sheets.  Effective January 1, 2010, with the adoption of recent amendments to the Transfers and Servicing and Consolidation Topics of the ASC, the Company will report receivables sold under the Accounts Receivable Agreement, that as of December 31, 2009 were reported off-balance sheet, as accounts receivable and short-term debt on its Consolidated Balance Sheets. Refer to “Recent Accounting Changes.”

Inventories

Inventories are stated at the lower of standard cost, which approximates average cost, or market. The principal components of cost included in inventories are materials, direct labor and manufacturing overhead.

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets which range from 3 to 12 years for machinery and equipment and 20 to 40 years for buildings. Leasehold building improvements are depreciated over the shorter of the lease term or estimated useful life. It is the Company’s policy to periodically review fixed asset lives.  Depreciation expense is included in both costs of sales and selling, general and administrative expense in the Consolidated Statements of Income based on the specific categorization and use of the underlying asset being depreciated. In accordance with the Property, Plant and Equipment Topic of the ASC, the Company assesses the impairment of property and equipment subject to depreciation, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no significant impairments recorded as a result of such reviews.

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units in accordance with ASC Topic 350 Intangibles — Goodwill and Other as of each June 30. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these reportable business segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and to compare that to the carrying value of the reporting unit.  If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of additional testing would be performed to measure the impairment loss. As of June 30, 2009, and for each previous year in which the impairment test has been performed, the fair market value of the Company’s reporting units exceeded their carrying values and therefore no impairment was recognized.

Intangible Assets

Intangible assets are included in other long-term assets and consist primarily of proprietary technology, customer relationships and license agreements and are amortized over the periods of benefit. The Company assesses the impairment of long-lived assets, other than goodwill, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no impairments recorded as a result of such reviews.

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

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communication market (approximately 10% of consolidated sales), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

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

Stock Options

The Company accounts for its option awards in accordance with the Equity and Compensation Topics of the ASC and recognizes compensation expense in the accompanying Consolidated Statements of Income over the service period that the awards are expected to vest.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.  The Company’s income before income taxes was reduced by $20,240, $16,316 and $12,444 for the years ended December 31, 2009, 2008 and 2007, respectively, related to the expense incurred for stock-based compensation plans, which is classified in selling, general and administrative expenses on the accompanying Consolidated Statements of Income.

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008	2007
Risk free interest rate	2.2%	3.2%	4.8%
Expected life	5.6 years	5.5 years	5 years
Expected volatility	34.0%	28.0%	26.0%
Expected dividend yield	0.2%	0.1%	0.2%

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred.  Research and development expenses for the creation of new and improved products and processes were $63,978, $68,058 and $62,397, for the years 2009, 2008 and 2007, respectively.

Environmental Obligations

The Company recognizes the potential cost for environmental remediation activities when site assessments are made, remediation efforts are probable and related amounts can be reasonably estimated; potential insurance reimbursements are not recorded. The Company regularly assesses its environmental liabilities through reviews of contractual commitments, site assessments, feasibility studies and formal remedial design and action plans.

Net Income per Common Share

Basic income per common share is based on the net income attributable to Amphenol Corporation for the year divided by the weighted average number of common shares outstanding. Diluted income per common share assumes the exercise of outstanding, dilutive stock options using the treasury stock method.  On January 17, 2007, the Company announced a 2-for-1 stock split that was effective for stockholders of record at March 16, 2007 and these additional shares were distributed on March 30, 2007. The share information herein reflects the effect of such stock split.

Derivative Financial Instruments

Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for as cash flow hedges.  Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in accumulated other comprehensive income, and subsequently reflected in net income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. As of December 31, 2009, the Company had interest rate protection in the form of swaps that effectively fixed the Company’s LIBOR interest rate on $150,000 of floating rate Revolving Credit Facility at 4.73%, expiring in July 2010.

Recent Accounting Changes

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” which is a significant restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles by providing the authoritative literature in a topically organized structure.  The Company has adopted the ASC, which became effective for interim and annual periods ending after September 15, 2009.

Effective January 1, 2009, the Company adopted amended standards set forth in the Consolidation Topic of the ASC. These standards require companies to classify expenses related to noncontrolling interests’ share in income below net income (earnings per share continues to be determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, these standards require the liability related to noncontrolling interests to be presented as a separate caption within equity.  The presentation and disclosure requirements of these standards were retroactively applied in the accompanying financial statements. In connection with the adoption of these standards, the Company also changed the presentation of certain information in the Notes to Consolidated Financial Statements as well as on the Consolidated Statements of Cash Flow within operating activities, investing activities and financing activities.

The Subsequent Events Topic of the ASC provides general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, these standards set forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Certain standards within the Subsequent Events Topic regarding disclosure became effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted such standards, which did not have a material impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was February 23, 2010.

In June 2009, the Transfers and Servicing Topic and the Consolidation Topic of the ASC were amended specifically in terms of transfers of financial assets and consolidation of variable interest entities.  These standards apply prospectively to financial asset transfers occurring in fiscal years beginning after November 15, 2009 to variable interest entities existing on or after November 15, 2009.

The objective of the amendment to the ASC Transfers and Servicing Topic is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position; financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment eliminates the exemption from consolidation for qualifying special purpose entities (“QSPEs”).   As a result, a transferor must evaluate existing QSPEs to determine whether they must be consolidated in the reporting entity’s financial statements.

The objective of the amendment to the Consolidation Topic of the ASC is to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

The Company evaluated the amendments discussed above, and as a result, the Company will report receivables sold under its receivable securitization agreement as accounts receivable and short-term debt on its Consolidated Balance Sheets effective January 1, 2010. As of December 31, 2009 and December 31, 2008, approximately $82,000 and $85,000, respectively, of receivables were sold and are not reflected in accounts receivable or debt in the accompanying Consolidated Balance Sheets. Fees associated with the Accounts Receivable Agreement, which are currently included in other expenses, net will be included in interest expense in the Consolidated Statements of Income.  The Company’s credit ratios and ratings have treated receivables sold under the Accounts Receivable Agreement as debt; therefore, the Company believes these ratios and ratings will be unaffected by the adoption of the amendment to this Topic.

Note 2—Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	Average Interest Rate		December 31,
	at December 31, 2009	Maturity	2009	2008

Senior Notes (less unamortized discount of $1,085)	4.75%	2014	$598,915	$—
Revolving Credit Facility	5.13%	2011	150,000	778,000
Notes payable to foreign banks and other debt	7.71%	2010-2018	4,534	8,459
			753,449	786,459
Less current portion			399	439
Total long-term debt and capital lease obligations			$753,050	$786,020

In November 2009, the Company issued $600,000 of unsecured 4.75% Senior Notes due in November, 2014 at a discount of 99.813%.  Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  In addition, the Company incurred fees and expenses related to the Senior Notes of $4,650, which were capitalized and will be amortized over the term of the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2010.  The Company will make each interest payment to the holders of record on the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness.

In conjunction with the note issuance, the Company’s existing five-year senior unsecured Revolving Credit Facility, which matures in August 2011, was amended to reduce the commitment from $1,000,000 to $752,000.  At December 31, 2009, borrowings and availability under the facility were $150,000 and $602,000, respectively.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At December 31, 2009, the Company was in compliance with the financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of December 31, 2009, the Company had interest rate swap agreements of $150,000 that fix the Company’s LIBOR interest rate at 4.73%, expiring in July 2010. The fair value of such agreements represents the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of swaps indicated that termination of the agreements at December 31, 2009 would have resulted in a pre-tax loss of $3,664; such loss, net of tax of $1,356, was recorded in accumulated other comprehensive loss.  In conjunction with the repayment of borrowings under the Revolving Credit Facility from the net proceeds from the issuance of Senior Notes, certain interest rate swap agreements were terminated and a one-time charge of $4,575 (or $.02 per share) was incurred related to the cost of such termination.

The maturity of the Company’s long-term debt over each of the next five years ending December 31, is as follows:

2010 - $399; 2011 - $150,937; 2012 - $278; 2013 - $204; 2014 - $601,414; thereafter $217.

The fair value of the Company’s Senior Notes approximated its recorded value at December 31, 2009 based on recent bid prices. The fair value of the Company’s Revolving Credit Facility approximated its fair value at December 31, 2009.

Note 3—Fair Value Measurements

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments that are independently valued using market observable Level 2 inputs and derivative instruments, which represent interest rate swaps that are independently valued using market observable Level 2 inputs including interest rate yield curves.  As of December 31, 2009 and 2008, the fair values of short-term investments were $37,770 and $4,428, respectively, and were included in other current assets in the accompanying Condensed Consolidated Balance Sheets.  As of December 31, 2009 and 2008, the fair values of derivative instruments were $3,664 and $24,957, respectively, and were included in other accrued expenses at December 31, 2009 and in other accrued expenses and other long-term liabilities at December 31, 2008 (Note 4) in the accompanying Consolidated Balance Sheets. The impact of the credit risk related to these financial assets is immaterial.

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 4- Derivative Instruments

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

Companies are required to recognize derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets.  In accordance with the Derivatives and Hedging Topic, the Company designates forward interest rate swap agreements on variable-rate borrowings as cash flow hedges.

As of December 31, 2009 and December 31, 2008, the Company had the following derivative activity related to cash flow hedges:

		Fair Value
	Balance Sheet Location	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the ASC:
Interest rate contracts	Other accrued expenses	$3,664	$12,053
Interest rate contracts	Other long-term liabilities	—	12,904
Total derivatives designated as hedging instruments		$3,664	$24,957

For the years ended December 31, 2009 and 2008, a gain of $13,354 and a loss of $8,691, respectively, was recognized in accumulated other comprehensive loss associated with interest rate contracts.  Approximately $20,700 was reclassified from accumulated other comprehensive loss into net income during the period.  The Company expects to reclassify approximately $3,600 from accumulated other comprehensive loss into net income in the next twelve months.

As of December 31, 2009, the derivatives of the Company were considered effective hedges as defined in the Derivatives and Hedging Topic.

Note 5—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007

Income before income taxes:
United States	$98,170	$179,292	$216,311
Foreign	348,357	413,288	295,191
	$446,527	$592,580	$511,502

Current provision:
United States	$38,621	$63,052	$74,900
Foreign	89,969	100,744	64,137
	$128,590	$163,796	$139,037
Deferred provision:
United States	$(2,295)	$2,564	$11,829
Foreign	(6,984)	(3,357)	(3,076)
	(9,279)	(793)	8,753
Total provision for income taxes	$119,311	$163,003	$147,790

At December 31, 2009, the Company had $49,182 and $3,429 of foreign tax loss and credit carryforwards, and state tax credit carryforwards net of federal benefit, respectively, of which $21,142 and $132, respectively, expire or will be refunded at various dates through 2024 and the balance can be carried forward indefinitely.

A valuation allowance of $13,816 and $9,946 at December 31, 2009 and 2008, respectively, has been recorded which relates to the foreign net operating loss carryforwards and state tax credits.  The net change in the valuation allowance for deferred tax assets was an increase of $3,870 and $3,860 in 2009 and 2008, respectively, which was related to foreign net operating loss and foreign and state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2009	2008	2007

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	.9	.6	1.1
Foreign earnings and dividends taxed at different rates	(9.6)	(8.4)	(7.3)
Valuation allowance	1.0	.4	—
Other	(.6)	(.1)	.1
Effective tax rate	26.7%	27.5%	28.9%

The Company’s deferred tax assets and liabilities, excluding the valuation allowance, comprised the following:

	December 31,
	2009	2008
Deferred tax assets relating to:
Accrued liabilities and reserves	$14,075	$10,138
Operating loss and tax credit carryforwards	16,758	10,683
Pensions, net	37,278	35,666
Interest rate derivatives	1,355	9,234
Inventory reserves	13,724	12,734
Employee benefits	18,463	14,275
	$101,653	$92,730

Deferred tax liabilities relating to:
Goodwill	$45,657	$35,081
Depreciation	1,591	437
	$47,248	$35,518

At December 31, 2009 and 2008, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $40,208 and $35,666, respectively.  As of December 31, 2009, the Company does not have any tax positions for which management believes it is reasonably possible that the total amounts of unrecognized benefits will materially increase or decrease within the next twelve months.

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for both 2009 and 2008 is as follows:

	2009	2008
Unrecognized tax benefits as of January 1	$31,272	$29,412
Gross increases and gross decreases for tax positions in prior periods	4,576	964
Gross increases - current period tax position	6,027	4,140
Settlements	—	(19)
Lapse of statute of limitations	(6,347)	(3,225)
Unrecognized tax benefits as of December 31	$35,528	$31,272

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.  During the year ended December 31, 2009, the provision for income taxes included $864 in estimated interest and penalties.  As of December 31, 2009, the liability for unrecognized tax benefits included $7,516 for tax-related interest and penalties.

The Company files income tax returns with the U.S., various states as well as foreign jurisdictions.  With few exceptions, the Company is subject to income tax examinations by tax authorities for years on or after 2006.

Note 6—Shareholders’ Equity

Stock Options:

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of Amphenol Corporation and Subsidiaries.  The Company currently also maintains the 1997 Option Plan (the “1997 Option Plan”) and maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  As of April 2009, all previously awarded options under the 1997 Option Plan have been exercised or forfeited, and the 1997 Option Plan has been terminated per the terms of the 1997 Option Plan.   The 2000 Option Plan and the 2009 Option Plan authorize the granting of additional stock options by a committee of the Company’s Board of Directors, although the Board of Directors has indicated that it does not intend to make any additional option grants under the 2000 Option Plan. As of December 31, 2009, there were 12,404,500 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of December 31, 2009, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 200,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The grant-date fair value of each option grant under the 2000 Option Plan, the 2009 Option Plan and the Directors Option Plan is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of Amphenol Corporation and implied volatility derived from related exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on Amphenol Corporation’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.

Stock option activity for 2007, 2008 and 2009 was as follows (on a post stock split basis):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value
Options outstanding at December 31, 2006	12,915,426	$15.11	6.34
Options granted	2,247,500	34.61
Options exercised	(3,248,008)	10.79
Options cancelled	(635,020)	25.45
Options outstanding at December 31, 2007	11,279,898	19.72	6.55
Options granted	2,142,700	45.93
Options exercised	(2,063,881)	13.12
Options cancelled	(128,880)	28.94
Options outstanding at December 31, 2008	11,229,837	25.82	6.69
Options granted	3,736,500	32.01
Options exercised	(2,029,874)	12.55
Options cancelled	(232,160)	35.89
Options outstanding at December 31, 2009	12,704,303	29.58	7.16	$210,902
Vested and non-vested expected to vest at December 31, 2009	11,651,971	29.12	7.04	198,741
Exercisable at December 31, 2009	5,194,317	$22.70	5.38	$121,996

A summary of the status of the Company’s non-vested options as of December 31, 2009 and changes during the year then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at December 31, 2008	5,852,838	$11.03
Options granted	3,736,500	11.12	(1)
Options vested	(1,848,392)	9.39
Options cancelled	(230,960)	11.87
Non-vested options at December 31, 2009	7,509,986	$11.45

(1) The weighted-average fair value at grant date of options granted during 2008 and 2007 were $14.79 and $10.98, respectively.

During the years ended December 31, 2009 and 2008, the following activity occurred under the Company’s option plans:

	2009	2008
Total intrinsic value of stock options exercised	$56,900	$73,386
Total fair value of stock awards vested	17,360	12,745

On December 31, 2009 the total compensation cost related to non-vested options not yet recognized is approximately $62,591, with a weighted average expected amortization period of 3.64 years.

Other:

The Company pays a quarterly dividend on its common stock of $.015 per share.  The Company paid its fourth quarterly dividend in the amount of $2,596 or $.015 per share on January 5, 2010 to shareholders of record as of December 16, 2009.  Cumulative dividends declared during 2009 were $10,307. Total dividends paid in 2009 were $10,279 including those declared in 2008 and paid in 2009.

Balances of related after-tax components comprising accumulated other comprehensive loss included in shareholders’ equity at December 31, 2007, 2008 and 2009 are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Interest Rate Derivatives	Defined Benefit Plan Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2007	$10,859	$3,044	$(94,987)	$(81,084)
Translation adjustments	26,078	—	—	26,078
Revaluation of interest rate derivatives, net of tax of $6,209	—	(10,070)	—	(10,070)
Defined benefit plan liability adjustment, net of tax of $12,712	—	—	21,432	21,432
Balance at December 31, 2007	36,937	(7,026)	(73,555)	(43,644)
Translation adjustments	(36,589)	—	—	(36,589)
Revaluation of interest rate derivatives, net of tax of $5,104	—	(8,691)	—	(8,691)
Defined benefit plan liability adjustment, net of tax of $30,344	—	—	(51,667)	(51,667)
Balance at December 31, 2008	348	(15,717)	(125,222)	(140,591)
Translation adjustments	23,793	—	—	23,793
Revaluation of interest rate derivatives, net of tax of $7,843	—	13,354	—	13,354
Defined benefit plan liability adjustment, net of tax of $1,970	—	—	3,354	3,354
Balance at December 31, 2009	$24,141	$(2,363)	$(121,868)	$(100,090)

Note 7—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares outstanding, which relates to stock options. A reconciliation of the basic average common shares outstanding to diluted average common shares outstanding as of December 31 is as follows (dollars in thousands, except per share amounts):

	2009	2008	2007
Net income attributable to Amphenol Corporation	$317,834	$419,151	$353,194
Basic average common shares outstanding	171,607,643	175,663,797	178,453,249
Effect of dilutive stock options	2,334,109	3,149,216	4,050,720
Dilutive average common shares outstanding	173,941,752	178,813,013	182,503,969
Earnings per share:
Basic	$1.85	$2.39	$1.98
Dilutive	$1.83	$2.34	$1.94

Excluded from the computations above were anti-dilutive shares of 2,062,700, 5,939,750 and nil for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 8—Benefit Plans and Other Postretirement Benefits

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

	December 31,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$373,894	$388,553
Service cost	7,043	7,337
Interest cost	23,276	23,000
Plan participants’ contributions	339	370
Plan amendments	346	—
Acquisitions	6,050	—
Actuarial (gain) loss	33,525	(9,112)
Foreign exchange translation	6,418	(16,712)
Benefits paid	(21,091)	(19,542)

Benefit obligation at end of year	429,800	373,894

Change in plan assets:
Fair value of plan assets at beginning of year	222,632	301,581
Actual return on plan assets	48,163	(64,729)
Employer contributions	2,565	22,596
Plan participants’ contributions	339	370
Acquisitions	5,953	—
Foreign exchange translation	7,404	(18,346)
Benefits paid	(18,879)	(18,840)

Fair value of plan assets at end of year	268,177	222,632

Accrued benefit obligation	$161,623	$151,262

	Year Ended December 31,
	2009	2008	2007
Components of net pension expense:
Service cost	$7,043	$7,337	$8,306
Interest cost	23,276	23,000	21,306
Expected return on plan assets	(25,026)	(26,256)	(23,020)
Net amortization of actuarial losses	11,238	8,106	9,479

Net pension expense	$16,531	$12,187	$16,071

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate:
U.S. plans	5.75%	6.25%	5.40%	6.25%
International plans	5.46%	6.20%	n/a	n/a
Expected long-term return on assets
U.S. plans	8.25%	8.25%	n/a	n/a
International plans	6.63%	6.74%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.96%	2.43%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate:
U.S. plans	6.25%	6.25%	6.25%	6.25%
International plans	6.20%	5.57%	n/a	n/a
Expected long-term return on assets:
U.S. plans	8.25%	9.25%	n/a	n/a
International plans	6.74%	8.11%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.43%	2.61%	n/a	n/a

The pension expense for U.S. and  foreign plans (the “Plans”) is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the Plans assets.  The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The Company’s U.S. Plan comprised the majority of the accrued benefit obligation, pension assets and pension expense. The discount rate for the U.S. Plan was 5.75% at December 31, 2009 and 6.25% at December 31, 2008. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the accrued benefit obligation would have increased or decreased by approximately $16,200.

Effective January 1, 2007, the Company effected a curtailment related to the U.S. Plan which resulted in no additional benefits being credited to salaried employees who had less than 25 years service with the Company, or who had not attained age 50 and who had less than 15 years of service with the Company.  This change had the impact of decreasing pension expense during 2007 by approximately $2,900. For affected employees, the curtailment in additional U.S. Plan benefits was replaced with a Company match defined contribution plan to which the Company contributed approximately $2,000 and $1,900 in 2009 and 2008, respectively.

The pension expense is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including an expected long-term rate of return on U.S. Plan assets. In developing the expected long-term rate of return assumption for the U.S. Plan, the Company evaluated input from our actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 10%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on the U.S. Plan assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of 9.5% and 40% with fixed income managers, with an expected long-term rate of return of 7.0%.  As of December 31, 2009, the asset allocation was 59% with equity managers and 38% with fixed income managers and 3% in cash. The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plan at both December 31, 2009 and 2008 is approximately 8.25%.

The fair values of the Company’s pension plan assets at December 31, 2009 by asset category are as follows (refer to Note 3 for definitions of Level 1, 2 and 3 inputs):

	Fair Value Measurements at December 31, 2009
	(in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Equity securities:
U.S. companies	$74,238	$74,183	$55	$—
International companies	39,759	39,759	—	—
Emerging markets	11,582	11,582	—	—
	125,579	125,524	55	—

Fixed income securities:
U.S. securities	60,130	45,100	15,030	—
International securities	24,683	24,683	—	—
	84,813	69,783	15,030	—

Pooled foreign separate accounts (a)	30,759	—	30,759	—
Cash and cash equivalents	26,882	26,882	—	—
Other	144	—	—	144
Total	$268,177	$222,189	$45,844	$144

(a)          This category includes pooled funds in foreign plans of life insurance companies that primarily comprise common stocks and fixed income investments.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in millions)
	Total	Other

Beginning balance as of December 31, 2008	$4,465	$4,465
Purchases, (sales and settlements)	(4,321)	(4,321)
Ending balance at December 31, 2009	$144	$144

The Company has also adopted an unfunded Supplemental Employee Retirement Plan (“SERP”), which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The largest non-U.S. pension plan, in accordance with local custom, is unfunded and had a projected benefit obligation of approximately $53,000 and $48,000 at December 31, 2009 and 2008, respectively. Such obligation is included in the accompanying Consolidated Balance Sheets and in the tables above.

The Company made cash contributions to the U.S. Plan of nil and $20,000 in 2009 and 2008, respectively. The U.S. Plan made benefit payments of $16,050 and $16,450 in 2009 and 2008, respectively. The liability for accrued pension and post employment benefit obligations under the Company’s pension and post-retirement benefit plans (the “Plans”) increased in 2009 to $176,455, ($4,220 of which is included in other accrued expenses representing required contributions to be made during 2010 for foreign plans) from $165,889 in 2008 primarily due to a reduction of the discount rate assumption compared to 2008 offset by an increase in plan assets in the U.S. Plan. The Company estimates that, based on current actuarial calculations, it may make a voluntary cash contribution to the U.S. Plan in 2010 of approximately $15,000 to $20,000.  Cash contributions in subsequent years will depend on a number of factors, including the investment performance of the U.S. Plan assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Pension Plan benefits for salaried employees described above, the Company began matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $2,000 for the year ended December 31, 2009.

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company.  The discount rate used in determining the APBO was 5.40% at December 31, 2009 and 6.25% at December 31, 2008. Summary information on the Company’s postretirement medical plans is as follows:

	December 31,
	2009	2008
Change in benefit obligation:
Accrued benefit obligation at beginning of year	$14,627	$14,832
Service cost	160	173
Interest cost	836	888
Paid benefits and expenses	(1,456)	(816)
Actuarial loss	665	(450)
Accrued benefit obligation at end of year	$14,832	$14,627

	Year ended December 31,
	2009	2008	2007

Components of net post-retirement benefit cost:
Service cost	$160	$173	$178
Interest cost	836	888	864
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	773	984	1,151
Net postretirement benefit cost	$1,831	$2,107	$2,255

Note 9—Leases

At December 31, 2009, the Company was committed under operating leases which expire at various dates.  Total rent expense under operating leases for the years 2009, 2008, and 2007 was $27,376, $24,044 and $25,176, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2010	$22,254
2011	16,678
2012	13,045
2013	9,414
2014	6,648
Beyond 2014	5,764
Total minimum obligation	$73,803

Note 10—Business Combinations

Effective January 1, 2009, the Company adopted amended standards set forth in the Business Combinations Topic of the ASC. Such standards are applicable to the Company for acquisitions completed on or after January 1, 2009 and establish principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination; and (3) determines what information to disclose in the financial statements. The principles in the Business Combinations Topic that are most applicable to the Company are: (1) companies are required to expense transaction costs as incurred; (2) any subsequent adjustments to a recorded performance-based liability after its recognition are adjusted through income as opposed to goodwill; and (3) any noncontrolling interests are recorded at fair value.

During the year ended December 31, 2009, goodwill of approximately $136,000 attributable to the Interconnect Products and Assemblies segment was recognized related primarily to two businesses acquired during the period, which was not material to the Company either individually or in the aggregate.

Note 11—Goodwill and Other Intangible Assets

As of December 31, 2009, the Company has goodwill totaling $1,368,672, of which $1,295,123 related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  In 2009, goodwill and intangible assets increased by approximately $136,000 and $34,000, respectively, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the year. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to its 2009 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets not subject to amortization other than goodwill. A summary of the Company’s amortizable intangible assets as of December 31, 2009 and 2008 is as follows:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$60,000	$17,700	$31,400	$9,800
Proprietary technology	39,800	9,300	36,700	6,600
License agreements	6,000	3,100	6,000	2,200
Trade names and other	9,400	7,400	7,500	6,400
Total	$115,200	$37,500	$81,600	$25,000

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 9 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate amortization expense for the years ended December 31, 2009 and 2008 was approximately $12,400 and $9,800, respectively.  Amortization expense estimated for each of the next five fiscal years is approximately $12,200 in 2010, $10,500 in both 2011 and 2012, $7,200 in 2013 and $5,000 in 2014.

Note 12—Reportable Business Segments and International Operations

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

	Interconnect Products and Assemblies			Cable Products			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Net sales
—external	$2,566,578	$2,950,570	$2,569,281	$253,487	$285,901	$281,760	$2,820,065	$3,236,471	$2,851,041
—intersegment	3,158	3,844	3,901	12,041	15,932	14,780	15,199	19,776	18,681
Depreciation and amortization	88,027	80,404	75,554	3,714	5,257	5,446	91,741	85,661	81,000
Segment operating income	505,772	648,605	558,646	38,751	32,535	34,864	544,523	681,140	593,510
Segment assets	1,623,556	1,490,695	1,366,234	77,319	87,113	86,388	1,700,875	1,577,808	1,452,622
Additions to property, plant and equipment	61,001	106,004	100,672	1,851	2,017	2,889	62,852	108,021	103,561

Reconciliation of segment operating income to consolidated income before income taxes:

	2009	2008	2007

Segment operating income	$544,523	$681,140	$593,510

Interest expense	(36,586)	(39,627)	(36,876)
Other expenses, net	(36,595)	(32,617)	(32,688)
Early extinguishment of interest rate swaps	(4,575)	—	—
Stock-based compensation expense	(20,240)	(16,316)	(12,444)
Consolidated income before income taxes	$446,527	$592,580	$511,502

Reconciliation of segment assets to consolidated total assets:

	2009	2008	2007

Segment assets	$1,700,875	$1,577,808	$1,452,622
Goodwill	1,368,672	1,232,335	1,091,828
Other assets	149,637	184,016	131,283
Consolidated total assets	$3,219,184	$2,994,159	$2,675,733

Geographic information:

	Net sales			Land and depreciable assets, net
	2009	2008	2007	2009	2008
United States	$1,001,742	$1,159,349	$1,155,846	$109,229	$112,000
China	611,877	557,243	382,489	98,730	102,734
Other International Locations	1,206,446	1,519,879	1,312,706	124,916	129,781
Total	$2,820,065	$3,236,471	$2,851,041	$332,875	$344,515

Revenues by geographic area are based on the customer location to which the product is shipped.

Note 13—Other Expenses, net

The components of other income (expense) are set forth below:

	Year Ended December 31,
	2009	2008	2007
Program fees on sale of accounts receivable	$(1,539)	$(3,093)	$(5,191)
Agency and commitment fees	(1,842)	(1,785)	(1,820)
Interest income	2,154	4,657	2,744
Other	2	189	(213)
	$(1,225)	$(32)	$(4,480)

Note 14—Commitments and Contingencies

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

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites. The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at two sites, the “Route 8” landfill and the “Richardson Hill Road” landfill, and they were jointly ordered to perform work at another site, the “Sidney” landfill. The costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations. The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2009, the Company had commitments to purchase $117,442 in 2010 and $2,835 in 2011.

Note 15—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
Net sales	$660,012	$685,184	$716,573	$758,296
Gross profit	206,379	214,150	224,393	241,632
Operating income	110,685	115,478	124,290	138,460	(1)
Net income attributable to Amphenol Corporation	74,410	74,870	80,915	87,639	(1)
Net income per share—Basic	0.43	0.44	0.47	0.51	(1)
Net income per share—Diluted	0.43	0.43	0.47	0.50	(1)
2008
Net sales	$770,714	$846,817	$863,658	$755,282
Gross profit	250,906	276,590	281,251	240,406
Operating income	150,296	168,223	171,320	142,400
Net income attributable to Amphenol Corporation	97,468	109,995	112,955	98,733
Net income per share—Basic	0.55	0.63	0.64	0.57
Net income per share—Diluted	0.54	0.61	0.63	0.56

(1)          Includes a one-time charge for expenses incurred in the early extinguishment of interest rate swaps of $4,575, less tax benefit of $1,221, or $0.02 per share after taxes.

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

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and Subsidiaries (the “Company”).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Deloitte and Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2009 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Deloitte and Touche LLP has issued an unqualified report stating the Company has maintained effective internal control over financial reporting as of December 31, 2009.

February 23, 2010

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2009

Schedule

II—Valuation and Qualifying Accounts	52

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

SCHEDULE II
AMPHENOL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	Balance at beginning of period	Charged to cost and expenses	Additions (Deductions)	Balance at end of period

Receivable Reserves:
Year ended 2009	$14,982	$4,392	$(589)	$18,785
Year ended 2008	12,468	2,089	425	14,982
Year ended 2007	14,677	371	(2,580)	12,468

Signatures

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 23rd day of February, 2010.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ R. Adam Norwitt	President and Chief Executive Officer	February 23rd, 2010
R. Adam Norwitt	(Principal Executive Officer)

/s/ Diana G. Reardon	Senior Vice President and Chief Financial Officer	February 23rd, 2010
Diana G. Reardon	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Martin H. Loeffler	Executive Chairman	February 23rd, 2010
Martin H. Loeffler

/s/ Ronald P. Badie	Director	February 23rd, 2010
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 23rd, 2010
Stanley L. Clark

/s/ Edward G. Jepsen	Director	February 23rd, 2010
Edward G. Jepsen

/s/ Andrew E. Lietz	Director	February 23rd, 2010
Andrew E. Lietz

/s/ John R. Lord	Director	February 23rd, 2010
John R. Lord

/s/ Dean H. Secord	Director	February 23rd, 2010
Dean H. Secord

(a)(3) Listing of Exhibits

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
3.4	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
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

10.3	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.4	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.5	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.6	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.7	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.8	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.9	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.10	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.12	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.13	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.14	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.15	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.16	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.17	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.18	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.19	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*
10.20	Ninth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.20 to the September 30, 2009 10-Q).*
10.21	Tenth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002.**
10.22	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the December 31, 1996 10-K).*
10.23	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.24	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.25	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as

Exhibit 10.51 to the December 31, 2006 10-K).*
10.26	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.27	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.28	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.29	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.30	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.31	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the June 30, 2008 10-Q).*
10.32	2009 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.31 to the March 31, 2009 10-Q).*
10.33	2010 Amphenol Corporation Management Incentive Plan.**
10.34	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.35

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 20, 2005).*

10.36

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the June 30, 2007 10-Q).*

10.37

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.38

Third Amendment to Credit Agreement dated as of October 28, 2009 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent.**

10.39	Continuing Agreement for Standby Letters of Credit between Amphenol Corporation and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.40

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.41	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.42	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the June 30, 2006 10-Q).*
10.43	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the June 30, 2006 10-Q).*
10.44	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.45	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.46	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.47	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.48	Fifth Amendment (2009-1) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.45 to the September 30, 2009 10-Q).*
10.49	Sixth Amendment (2009-2) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.46 to the September 30, 2009 10-Q).*
10.50	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the June 30, 2007 10-Q).*
10.51	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement (filed as Exhibit 10.44 to the December 31, 2008 10-K).*
10.52	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the June 30, 2007 10-Q).*
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Incorporated herein by reference as stated.
**	Filed herewith.