Form 10-Q
period 2010-03-31
AMPHENOL CORP /DE/
filed 2010-05-06
CIK 820313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the total number of shares outstanding of Class A Common Stock was 173,552,423.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$431,719	$384,613
Accounts receivable, less allowance for doubtful accounts of $18,022 and $18,785, respectively (Note 2)	572,616	449,591
Inventories	476,097	461,750
Other current assets	135,913	124,441
Total current assets	1,616,345	1,420,395
Land and depreciable assets, less accumulated depreciation of $572,922 and $575,187, respectively	327,211	332,875
Goodwill	1,371,800	1,368,672
Other long-term assets	95,160	97,242
	$3,410,516	$3,219,184

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$319,820	$292,122
Accrued salaries, wages and employee benefits	64,045	64,143
Accrued income taxes	70,117	57,272
Accrued acquisition-related obligations	5,744	7,244
Other accrued expenses	83,715	81,979
Short-term debt (Note 2)	49,440	399
Total current liabilities	592,881	503,159
Long-term debt	752,543	753,050
Accrued pension and post-employment benefit obligations	171,082	172,235
Other long-term liabilities	26,569	27,922
Shareholders’ Equity:
Common stock	174	174
Additional paid-in capital	80,398	71,368
Accumulated earnings	1,870,378	1,774,625
Accumulated other comprehensive loss	(100,989)	(100,090)
Total shareholders’ equity attributable to Amphenol Corporation	1,849,961	1,746,077
Noncontrolling interests	17,480	16,741
Total equity	1,867,441	1,762,818

	$3,410,516	$3,219,184

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Net sales	$770,954	$660,012
Cost of sales	521,762	453,633
Gross profit	249,192	206,379
Selling, general and administrative expense	104,148	95,694
Operating income	145,044	110,685

Interest expense	(10,013)	(8,998)
Other income (expenses), net	459	(215)
Income before income taxes	135,490	101,472
Provision for income taxes	(35,352)	(24,422)
Net income	100,138	77,050
Less: Net income attributable to noncontrolling interests	(1,785)	(2,640)

Net income attributable to Amphenol Corporation shareholders	$98,353	$74,410

Net income per common share attributable to Amphenol Corporation shareholders-Basic	$0.57	$0.43

Weighted average common shares outstanding-Basic	173,266,113	171,185,198

Net income per common share attributable to Amphenol Corporation shareholders-Diluted	$0.56	$0.43

Weighted average common shares outstanding-Diluted	175,575,002	173,098,475

Dividends declared per common share	$0.015	$0.015

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flow from operating activities:
Net income	$100,138	$77,050
Adjustments for cash from operating activities:
Depreciation and amortization	24,344	22,991
Net change in receivables sold under Receivables Securitization Facility (Note 2)	(82,000)	6,000
Stock-based compensation expense	5,443	4,784
Net change in components of working capital	(15,286)	34,255
Net change in other long-term assets and liabilities	(796)	(2,315)

Cash flow provided by operating activities	31,843	142,765

Cash flow from investing activities:
Additions to property, plant and equipment, net	(18,353)	(16,871)
(Purchase) sale of short-term investments	(8,353)	1,420
Acquisitions, net of cash acquired	(3,000)	(261,464)

Cash flow used in investing activities	(29,706)	(276,915)

Cash flow from financing activities:
Borrowings under revolving credit facilities	19,600	268,587
Payments under revolving credit facilities	(19,994)	(182,700)
Net change in borrowings under Receivables Securitization Facility (Note 2)	49,000	—
Proceeds from exercise of stock options	3,173	224
Excess tax benefits from stock-based payment arrangements	582	107
Payments to shareholders of noncontrolling interests	(1,046)	—
Dividend payments	(2,595)	(5,135)

Cash flow provided by financing activities	48,720	81,083

Effect of exchange rate changes on cash and cash equivalents	(3,751)	(11,401)

Net change in cash and cash equivalents	47,106	(64,468)
Cash and cash equivalents balance, beginning of period	384,613	214,987

Cash and cash equivalents balance, end of period	$431,719	$150,519

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1-Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, the related condensed consolidated statements of income and cash flow for the three months ended March 31, 2010 and 2009 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.

Note 2-Adoption of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”).  ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  The Company adopted the authoritative accounting guidance on January 1, 2010.  As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Company’s  Receivables Securitization Facility as a sale.  In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow (resulting in a reduction of cash flow provided by operating activities of $82,000 for the quarter ended March 31, 2010) and recognized as short-term debt in the Company’s Condensed Consolidated Balance Sheets.  Refer to the discussion of the Company’s Receivables Securitization Facility in Note 14.

In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the new guidance related to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods during those fiscal years. Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements. The Company’s adoption of the new guidance did not have a material impact on its condensed consolidated financial statements and related notes.  Refer to the Fair Value Measurements disclosure in Note 15.

Note 3-Reclassifications

The Company has reclassified certain items in the accompanying Condensed Consolidated Financial Statements for 2009 to be comparable with the classification for the period ended March 31, 2010.

Note 4-Inventories

Inventories consist of:

	March 31, 2010	December 31, 2009
Raw materials and supplies	$128,073	$124,192
Work in process	224,218	215,883
Finished goods	123,806	121,675
	$476,097	$461,750

Note 5-Reportable Business Segments

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

The segment results for the three months ended March 31, 2010 and 2009 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2010	2009	2010	2009	2010	2009
Net sales
-external	$703,598	$601,958	$67,356	$58,054	$770,954	$660,012
-inter-segment	651	642	4,956	2,105	5,607	2,747
Segment operating income	148,662	116,443	10,043	7,836	158,705	124,279

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2010 and 2009 is summarized as follows:

	Three months ended March 31,
	2010	2009
Segment operating income	$158,705	$124,279
Interest expense	(10,013)	(8,998)
Other expenses, net	(7,759)	(9,025)
Stock-based compensation expense	(5,443)	(4,784)
Income before income taxes	$135,490	$101,472

Note 6-Comprehensive Income

Total comprehensive income for the three months ended March 31, 2010 and 2009 is summarized as follows:

	Three months ended March 31,
	2010	2009

Net income	$100,138	$77,050
Currency translation adjustments	(2,878)	(30,032)
Revaluation of interest rate derivatives	1,012	2,460
Defined benefit plan liability adjustment	967	(276)
Total comprehensive income	$99,239	$49,202

Note 7-Changes in Equity and Noncontrolling Interests

Expenses related to noncontrolling interests’ share in income are classified below net income (earnings per share continues to be determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, the liability related to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the three months ended March 31, 2010 is as follows:

	Amphenol Corporation Shareholders
	Common Stock		Additional Paid-	Accumulated	Accum. Other Comprehensive	Noncontrolling	Total
	Shares	Amount	In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2009	173	$174	$71,368	$1,774,625	$(100,090)	$16,741	$1,762,818
Net income				98,353		1,785	100,138
Translation adjustments					(2,878)		(2,878)
Revaluation of interest rate derivatives					1,012		1,012
Defined benefit plan liability adjustment, net of tax					967		967
Payments to shareholders of noncontrolling interests						(1,046)	(1,046)
Stock options exercised, including tax benefit	1		3,587				3,587
Dividends declared				(2,600)			(2,600)
Stock-based compensation expense			5,443				5,443
Balance as of March 31, 2010	174	$174	$80,398	$1,870,378	$(100,989)	$17,480	$1,867,441

A reconciliation of consolidated changes in equity for the three months ended March 31, 2009 is as follows:

	Amphenol Corporation Shareholders
	Common Stock		Additional Paid-	Accumulated	Accum. Other Comprehensive	Noncontrolling	Total
	Shares	Amount	In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2008	171	$171	$22,746	$1,467,099	$(140,591)	$19,144	$1,368,569
Net income				74,410		2,640	77,050
Translation adjustments					(28,565)	(1,467)	(30,032)
Revaluation of interest rate derivatives					2,460		2,460
Defined benefit plan liability adjustment, net of tax					(276)		(276)
Payments to shareholders of noncontrolling interests						(1,254)	(1,254)
Stock options exercised, including tax benefit	1	1	340				341
Stock compensation			39				39
Dividends declared				(2,568)			(2,568)
Stock-based compensation expense			4,784				4,784
Balance as of March 31, 2009	172	$172	$27,909	$1,538,941	$(166,972)	$19,063	$1,419,113

Note 8-Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation shareholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation shareholders by the weighted-average number of common shares and dilutive common shares outstanding. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2010 and 2009 is as follows (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Net income attributable to Amphenol Corporation shareholders	$98,353	$74,410
Basic weighted average common shares outstanding	173,266,113	171,185,198
Effect of dilutive stock options	2,308,889	1,913,277
Diluted weighted average common shares outstanding	175,575,002	173,098,475
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.57	$0.43
Diluted	$0.56	$0.43

Excluded from the computations above were anti-dilutive common shares of 2,042,300 and 5,892,250 for the three months ended March 31, 2010 and 2009, respectively.

Note 9-Commitments and Contingencies

In the course of pursuing its normal business activities, the Company is involved in various legal proceedings and claims. Management does not expect that amounts, if any, which the Company may be required to pay by reason of such proceedings or claims will have a material effect on the Company’s consolidated financial condition or results of operations.

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

Subsequent to the acquisition of Amphenol Corporation from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc. (“Honeywell”) in December 1999), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites.  The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at two sites, and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations.  The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Note 10-Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of Amphenol Corporation and Subsidiaries, and the Company also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors.  As of March 31, 2010, there were no shares of common stock available for the granting of additional stock options under the 2000 Option Plan, and there were 12,431,500 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of March 31, 2010, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 200,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The grant-date fair value of each stock option grant under the 2000 Option Plan, the 2009 Option Plan and the Directors Option Plan is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of Amphenol Corporation and implied volatility derived from related exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was based on Amphenol Corporation’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods. For the three months ended March 31, 2010, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $5,443 and $4,022, respectively.  For the three months ended March 31, 2009, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $4,784 and $3,631, respectively. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock option activity for the three months ended March 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2009	12,704,303	$29.58	7.16	$210,902
Options exercised	(160,368)	19.78
Options cancelled	(58,800)	36.66
Options outstanding as of March 31, 2010	12,485,135	$29.67	6.93	$163,902
Vested and non-vested expected to vest at March 31, 2010	11,441,231	$29.22	6.82	$148,393
Exercisable as of March 31, 2010	5,025,549	$22.75	5.15	$99,276

A summary of the status of the Company’s non-vested options as of March 31, 2010 and changes during the three months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options as of December 31, 2009	7,509,986	$11.45
Options vested	(400)	5.36
Options cancelled	(50,000)	11.66
Non-vested options as of March 31, 2010	7,459,586	$11.45

During the three months ended March 31, 2010 and 2009, the following activity occurred under the Company’s option plans:

	Three months ended March 31,
	2010	2009
Total intrinsic value of stock options exercised	$3,785	$383
Total fair value of stock awards vested	2,144	—

On March 31, 2010, the total compensation cost related to non-vested options not yet recognized is approximately $56,353 with a weighted average expected amortization period of 3.42 years.

Note 11-Shareholders’ Equity

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20,000,000 shares of its common stock, which expired on January 31, 2010.  In 2010, the Company did not purchase any shares of its common stock under the Program prior to its expiration.

The Company pays a quarterly dividend on its common stock of $.015 per share.  The Company paid its first quarter dividend in the amount of $2,600 or $.015 per share on April 6, 2010 to shareholders of record as of March 17, 2010. Dividends paid during the three months ended March 31, 2010 were $2,595, which represented those declared in December 2009.

Note 12-Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (the “U.S. Plan”) covering certain of its U.S. employees. Benefits under the U.S. Plan are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the U.S. Plan are covered by defined contribution plans. The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits and other postretirement benefits for the three months ended March 31, 2010 and 2009.

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,
	2010	2009	2010	2009
Service cost	$1,459	$1,621	$41	$40
Interest cost	5,710	5,568	197	209
Expected return on plan assets	(5,646)	(5,701)	—	—
Amortization of transition obligation	(27)	(22)	16	16
Amortization of prior service cost	888	514	—	—
Amortization of net actuarial losses	2,633	1,912	221	193
Net pension expense	$5,017	$3,892	$475	$458

The Company makes cash contributions to the U.S. Plan in accordance with minimum funding requirements and may also make voluntary cash contributions.   The Company estimates, based on current actuarial calculations, that it may make a voluntary cash contribution to the U.S. Plan in 2010 of approximately $15,000 to $20,000. Voluntary cash contributions to the U.S. Plan in future years will depend on a number of factors, including the investment performance of the U.S. Plan assets.

The Company offers various defined contribution plans for its U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the three months ended March 31, 2010 and 2009, the total matching contributions to these U.S. defined contribution plans were approximately $500 and $528, respectively.

Note 13-Goodwill and Other Intangible Assets

As of March 31, 2010, the Company has goodwill totaling $1,371,800, of which $1,298,251 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the three months ended March 31, 2010, goodwill increased by $3,128, primarily as a result of currency translation. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to certain of its 2009 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company has no intangible assets not subject to amortization other than goodwill. A summary of the Company’s amortizable intangible assets as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$60,000	$19,700	$60,000	$17,700
Proprietary technology	39,800	10,000	39,800	9,300
License agreements	6,000	3,300	6,000	3,100
Trade names and other	9,400	7,600	9,400	7,400
Total	$115,200	$40,600	$115,200	$37,500

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 9 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The aggregate amortization expense for the three months ended March 31, 2010 and 2009 was approximately $3,100 and $2,900, respectively. Amortization expense estimated for each of the next five fiscal years is approximately $10,600 in 2011, $10,300 in 2012, $7,100 in 2013, and $5,000 in each of 2014 and 2015.

Note 14—Debt

Senior Notes

In November 2009, the Company issued $600,000 of unsecured 4.75% Senior Notes due in November, 2014 at a discount to the public of 99.813%.  Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  In addition, the Company incurred fees and expenses related to the Senior Notes of $4,650, which were capitalized and will be amortized over the term of the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2010.  The Company will make each interest payment to the holders of record on the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness. The carrying value of the Senior Notes approximated their fair value at March 31, 2010 based on recent bid prices.

Revolving Credit Facility

In conjunction with the note issuance, the Company’s existing five-year senior unsecured Revolving Credit Facility, which matures in August 2011, was amended to reduce the commitment from $1,000,000 to $752,000.  At March 31, 2010, borrowings and availability under the facility were $150,000 and $602,000, respectively.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At

March 31, 2010, the Company was in compliance with the financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of March 31, 2010, the Company had interest rate swap agreements of $150,000 that fix the Company’s LIBOR interest rate at 4.73%, expiring in July 2010. The fair value of such agreements represents the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of swaps indicated that termination of the agreements at March 31, 2010 would have resulted in a pre-tax loss of $2,057; such loss, net of tax of $761, was recorded in accumulated other comprehensive loss.

Receivables Securitization Facility

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination and expires in May 2010.  Upon expiration of the term, the Company intends to replace the Receivables Securitization Facility with a similar program. In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as a sale of receivables.  As discussed in Note 2, the Company adopted ASU 2009-16 on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at March 31, 2010 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as short-term debt.  At March 31, 2010, borrowings under the Receivables Securitization Facility were $49,000. At December 31, 2009, $82,000 of receivables were sold and were therefore not reflected in accounts receivable and short-term debt in the accompanying Condensed Consolidated Balance Sheets. Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are now included in interest expense, which are included in other expense for prior periods. Such fees were $413 and $338 for the three months ended March 31, 2010 and 2009, respectively.

The carrying value of the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at March 31, 2010.

Note 15—Fair Value Measurements

The Company follows the framework within the Fair Value Measurements and Disclosures topic of the ASC, which requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. These standards establish market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments that are independently valued using market observable Level 2 inputs and derivative instruments, which represent interest rate swaps that are independently valued using market observable Level 2 inputs including interest rate yield curves.  The Company’s Level 2 short-term investments consist primarily of certificates of deposit with original maturities of twelve months or less. As of March 31, 2010 and December 31, 2009, the fair values of short-term investments were $46,123 and $37,770, respectively, and were included in other current assets in the accompanying Condensed Consolidated Balance Sheets.  As of March 31, 2010 and December 31, 2009, the fair values of derivative instruments were $2,057 and $3,664, respectively, which were included in other accrued expenses (Note 16) in the accompanying Condensed Consolidated Balance Sheets. The impact of the credit risk related to these financial assets is immaterial.

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 16- Derivative Instruments

The Company accounts for its derivative instruments in accordance with the Derivatives and Hedging topic of the ASC, which requires disclosure of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for in accordance with the Derivatives and Hedging topic; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The Company is exposed to certain risks related to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk. Forward interest rate swap agreements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings.

Derivative instruments are required to be recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets.  In accordance with the Derivatives and Hedging topic, the Company designates forward interest rate swap agreements on variable-rate borrowings as cash flow hedges.

As of March 31, 2010 and December 31, 2009, the Company had the following derivative activity related to cash flow hedges:

		Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments under the Derivatives and Hedging topic of the ASC:
Interest rate contracts	Other accrued expenses	$2,057	$3,664
Total derivatives designated as hedging instruments		$2,057	$3,664

For the three months ended March 31, 2010, a gain of $1,012 was recognized in accumulated other comprehensive loss associated with interest rate contracts.  Approximately $1,700 was reclassified from accumulated other comprehensive loss into net income during the period.  The Company expects to reclassify approximately $2,000 from accumulated other comprehensive loss into net income in the next twelve months.

As of March 31, 2010, the derivatives of the Company were considered effective hedges as defined in the Derivatives and Hedging topic.

Note 17- Income Taxes

The provision for income taxes for the first quarter of 2010 and 2009 was at an effective rate of 26.1% and 24.1%, respectively. The rate increase is due primarily to a smaller reduction of income tax expense in 2010 as compared to 2009 of $1,900 and $3,600, respectively, relating primarily to a reduction in tax liabilities for unrecognized tax benefits due to the expiration of various statutes and completion of certain audits of the Company’s prior year tax returns.

The Company is present in over fifty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2006 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable.  As of March 31, 2010, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $39,385. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $19,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter ended March 31, 2010 compared to the quarter ended March 31, 2009

Net sales were $771.0 in the first quarter of 2010 compared to $660.0 for the same period in 2009, an increase of 17% in U.S. dollars and 14% in local currencies. Sales of interconnect products and assemblies (approximately 91% of sales) increased 17% in U.S. dollars and 15% in local currencies in the first quarter of 2010 compared to the same period in 2009 ($703.6 in 2010 versus $602.0 in 2009). Sales increased significantly in the automotive, telecommunications and data communications and industrial markets as a result of a broad strengthening from a product, customer and geographic perspective compared to weak end market demand in the first quarter of 2009, which resulted from the global economic crisis. Sales increases occurred in all major geographic regions. Sales of cable products (approximately 9% of sales) increased 16% in U.S dollars and 10% in local currencies in the first quarter of 2010 compared to the same period in 2009 ($67.4 in 2010 versus $58.0 in 2009). This increase is primarily attributable to an increase in overall demand in broadband and cable television markets compared to 2009, which had experienced a slowdown in spending in these markets resulting from weak economic conditions.

Geographically, sales in the United States in the first quarter increased approximately 19% compared to the same period in 2009 ($272.9 in 2010 versus $230.2 in 2009).  International sales for the first quarter of 2010 increased approximately 16% in U.S. dollars and 13% in local currencies compared to the same period in 2009 ($498.1 in 2010 versus $429.8 in 2009). The comparatively weaker U.S. dollar for the first quarter of 2010 had the effect of increasing net sales by approximately $15.4 compared to foreign currency translation rates for the same period in 2009.

The gross profit margin as a percentage of net sales was approximately 32.3% for the first quarter of 2010 compared to 31.3% for the same period in 2009.  The operating margins in the Interconnect Products and Assemblies segment increased approximately 1.8% in the first quarter of 2010 compared to the same period in 2009, primarily as a result of higher volume levels and continued aggressive management of all elements of cost. The operating margins in the Cable Products segment increased by approximately 1.4% in the first quarter of 2010 compared to the same period in 2009, primarily as a result of higher volume levels and operational cost reduction actions.

Selling, general and administrative expenses increased to $104.1, or 13.5% of net sales for the first quarter of 2010 compared to $95.7 for the same period in 2009, which represented 14.5% of net sales. The increase in expense in the first quarter of 2010 is primarily attributable to increases in selling expense resulting from higher sales volume and increased research and development spending relating to new product development. Selling, general and administrative expenses includes stock-based compensation expense of $5.4 for the first quarter of 2010 compared to $4.8 for the same period in 2009.

Interest expense for the first quarter of 2010 was $10.0 compared to $9.0 for the same period in 2009. The increase in the first quarter of 2010 is primarily attributable to higher average interest rates in the first quarter of 2010 compared to the same period in 2009 and the inclusion of fees of $0.4 on the Company’s Receivables Securitization Facility in interest expense (included in other expense in 2009) in accordance with the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), which was effective January 1, 2010.

The provision for income taxes for the first quarter of 2010 and 2009 was at an effective rate of 26.1% and 24.1%, respectively. The rate increase is due primarily to a smaller reduction of income tax expense in 2010 as compared to 2009 of $1.9 and $3.6, respectively, relating primarily to a reduction in tax liabilities for unrecognized tax benefits due to the expiration of various statutes and completion of certain audits of the Company’s prior year tax returns.

The Company is present in over fifty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2006 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2010, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $39.4.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $19.0.

Liquidity and Capital Resources

Cash provided by operating activities was $31.8 in the first three months of 2010 compared to $142.8 in the same 2009 period.   The decrease in cash provided by operating activities is related primarily to the effect of adoption of ASU 2009-16 (Notes 2 and 14) which resulted in a decrease of $82.0, and  an increase in components of working capital offset by an increase in net income and an increase in non-cash expenses including depreciation and stock-based compensation. The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $15.3 in the first three months of 2010 due primarily to an increase of $43.9 in accounts receivable and increases of $17.2 and $3.2 in inventory and other current assets, respectively, which were partially offset by increases in accounts payable and accrued liabilities of $30.3 and $19.3, respectively.  The components of working capital decreased $34.3 in the first three months of 2009 due primarily to decreases of $58.6 and $46.1 in accounts receivable and inventory, respectively, which were partially offset by decreases in accounts payable and accrued liabilities of $56.7 and $14.4, respectively.

The following represents the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2010. Accounts receivable increased $123.0 to $572.6, resulting from the inclusion of $82.0 of receivables previously sold under the Company’s Receivables Securitization Facility in accordance with the adoption of ASU 2009-16 and also reflecting higher sales levels, partially offset by translation resulting from the comparatively stronger U.S. dollar at March 31, 2010 compared to December 31, 2009 (“Translation”).  Days sales outstanding was approximately 66 days at March 31, 2010 compared to 64 days at December 31, 2009.  Inventories increased $14.3 to $476.1, primarily due to the impact of higher sales activity, partially offset by Translation.  Inventory days increased from 80 at December 31, 2009 to 82 at March 31, 2010. Other current assets increased $11.5 to $135.9, primarily due to higher short-term investment purchases during the period.   Land and depreciable assets, net, decreased $5.7 to $327.2 reflecting capital expenditures of $18.7 offset by depreciation of $20.8 and the impact of translation.  Accounts payable increased $27.7 to $319.8, primarily as a result of an increase in purchasing activity during the period related to first quarter sales levels. Total accrued expenses increased $13.0 to $223.6, primarily due to an increase in accrued federal income taxes. Short-term debt increased $49.0 due to the adoption of ASU 2009-16 as previously discussed.

For the first three months of 2010, cash flow from operations of $31.8, net borrowings under the Receivables Securitization Facility of $49.0 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $3.8 were used to fund net capital expenditures and acquisition-related payments of $18.4 and $3.0, respectively, to purchase short-term investments of $8.4 and to fund dividend payments and payments to shareholders of noncontrolling interests of $2.6 and $1.0, respectively, which resulted in an increase in cash and cash equivalents of $47.1. For the first three months of 2009, cash flow from operations of $142.8, cash and cash equivalents on hand of $64.5, net borrowings from the Revolving Credit Facility of $85.9, sales of short-term investments of $1.4, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $0.3 were used to fund acquisition-related payments of $261.5, capital expenditures of $16.9 and dividend payments of $5.1.

In November 2009, the Company issued $600.0 of unsecured 4.75% Senior Notes due in November, 2014 at a discount to the public of 99.813%.  Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  In addition, the Company incurred fees and expenses related to the Senior Notes of $4.7, which were capitalized and will be amortized over the term of the Senior Notes. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2010.  The Company will make each interest payment to the holders of record on the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness. The carrying value of the Senior Notes approximated their fair value at March 31, 2010 based on recent bid prices.

In conjunction with the note issuance, the Company’s existing five-year senior unsecured Revolving Credit Facility, which matures in August 2011, was amended to reduce the commitment from $1,000.0 to $752.0.  At March 31, 2010, borrowings and availability under the facility were $150.0 and $602.0, respectively.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At March 31, 2010, the Company was in compliance with the financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of March 31, 2010, the Company had interest rate swap agreements of $150.0 that fix the Company’s LIBOR interest rate at 4.73%, expiring in July 2010.  The fair value of swaps indicated that termination of the agreements as of March 31, 2010 would have resulted in a pre-tax loss of $2.1; such loss, net of tax of $0.8 is included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination and expires in May 2010.  Upon expiration of the term, the Company intends to replace the Receivables Securitization Facility with a similar program. In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as a sale of receivables.  As discussed in Note 2, the Company adopted ASU 2009-16 on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at March 31, 2010 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as short-term debt.  At March 31, 2010, borrowings under the Receivables Securitization Facility were $49.0. At December 31, 2009, $82.0 of receivables were sold and were therefore not reflected in accounts receivable and short-term debt in the accompanying Condensed Consolidated Balance Sheets. Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are now included in interest expense, which are included in other expense for prior periods. Such fees were $0.4 and $0.3 for the three months ended March 31, 2010 and 2009, respectively.

The carrying value of the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at March 31, 2010.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company pays a quarterly dividend on its common stock of $.015 per share.  The Company paid its first quarter dividend in the amount of $2.6 or $.015 per share on April 6, 2010 to shareholders of record as of March 17, 2010. Dividends paid during the three months ended 2010 were $2.6, which represented those declared in December 2009.  The Company’s debt service requirements consist primarily of principal and interest on Senior Notes, the Revolving Credit Facility and its Receivables Securitization Facility.

The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and its Receivables Securitization Facility. In addition, the Company had cash, cash equivalents and short-term investments of $477.8 as of March 31, 2010, the majority of which is in non-U.S. accounts. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchases of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable. However, management believes that the Company’s cash, cash equivalent and short-term investment position, ability to generate strong cash flow from operations, availability under its Revolving Credit Facility and Receivables Securitization Facility and access to credit markets will allow it to meet its obligations for the next twelve months.

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20 million shares of its common stock, which expired on January 31, 2010.  In 2010, the Company did not purchase any shares of its common stock under the Program prior to its expiration.

The Company makes cash contributions to the U.S. Pension Plan (the “U.S. Plan”) in accordance with minimum funding requirements and may also make voluntary cash contributions. The Company estimates, based on current actuarial calculations, that it may make a voluntary cash contribution to the U.S. Plan in 2010 of approximately $15.0 to $20.0. Voluntary cash contributions to the U.S. Plan in future years will depend on a number of factors, including the investment performance of the U.S. Plan assets.

Environmental Matters

Subsequent to the acquisition of Amphenol Corporation from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with and into Honeywell International, Inc. (“Honeywell”) in December 1999), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites.  The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at two sites, and they have been jointly ordered to perform work at another site.  The costs incurred relating to these three sites are reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987.  For sites covered by the Honeywell Agreement, to the extent that conditions or circumstances occurred or existed at the time of or prior to the acquisition in 1987, Honeywell is obligated to reimburse the Company 100% of such costs.  Honeywell representatives continue to work closely with the Company in addressing the most significant environmental liabilities covered by the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations.  The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related federal securities laws, and should be considered subject to the many uncertainties and risks that exist in the Company’s operations and business environment. These uncertainties and risks, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors, are set forth in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K. Actual results could differ materially from those currently anticipated. The Company does not undertake to update such forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2009 Annual Report on Form 10-K.  As of March 31, 2010, the Company had interest rate swap agreements of $150.0 that fix the Company’s LIBOR interest rate at 4.73%, expiring in July 2010.  As of March 31, 2010, the Company’s average LIBOR rate was 4.73%.  A 10% change in the LIBOR interest rate at March 31, 2010 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2010, although there can be no assurances that interest rates will not significantly change.

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

Item 1A.         Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20 million shares of its common stock, which expired on January 31, 2010.  In 2010, the Company did not purchase any shares of its common stock under the Program prior to its expiration.

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Reserved

Item 5.            Other Information

None

Item 6.            Exhibits –

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
3.4	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated November 5, 2009, establishing the 4.75% Senior Notes due 2014 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 5, 2009).*
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

10.3	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.4	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.5	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.6	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.7	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.8	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.9	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.10	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.12	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.13	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.14	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.15	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.16	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.17	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.18	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.19	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*
10.20	Ninth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.20 to the September 30, 2009 10-Q).*
10.21	Tenth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.21 to the December 31, 2009 10-K).*
10.22	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the December 31, 1996 10-K).*

10.23	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.24	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.25	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.26	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.27	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.28	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.29	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.30	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.31	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the June 30, 2008 10-Q).*
10.32	2009 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.31 to the March 31, 2009 10-Q).*
10.33	2010 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.33 to the December 31, 2009 10-K).*
10.34	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.35

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 20, 2005).*

10.36

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the June 30, 2007 10-Q).*

10.37

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.38

Third Amendment to Credit Agreement dated as of October 28, 2009 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.38 to the December 31, 2009 10-K).*

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

10.41	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.42	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the June 30, 2006 10-Q).*
10.43	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the June 30, 2006 10-Q).*
10.44	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.45	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.46	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.47	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.48	Fifth Amendment (2009-1) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.45 to the September 30, 2009 10-Q).*
10.49	Sixth Amendment (2009-2) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.46 to the September 30, 2009 10-Q).*
10.50	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010.**
10.51	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the June 30, 2007 10-Q).*

10.52	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement (filed as Exhibit 10.44 to the December 31, 2008 10-K).*
10.53	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the June 30, 2007 10-Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL	Instance Document.**
101.SCH	XBRL	Taxonomy Extension Schema Document.**
101.CAL	XBRL	Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL	Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL	Taxonomy Extension Presentation Linkbase Document.**

*    Incorporated herein by reference as stated.

**  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon Authorized Signatory and Principal Financial Officer

Date:  May 6, 2010