Form 10-Q
period 2010-06-30
AMPHENOL CORP /DE/
filed 2010-08-06
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, the total number of shares outstanding of Class A Common Stock was 173,723,308.

Amphenol Corporation

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(dollars in thousands)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$436,677	$384,613
Accounts receivable, less allowance for doubtful accounts of $17,247 and $18,785, respectively (Note 2)	645,595	449,591
Inventories	498,552	461,750
Other current assets	176,879	124,441

Total current assets	1,757,703	1,420,395

Land and depreciable assets, less accumulated depreciation of $562,464 and $575,187, respectively	325,186	332,875
Goodwill	1,382,363	1,368,672
Other long-term assets	91,516	97,242

	$3,556,768	$3,219,184

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$377,618	$292,122
Accrued salaries, wages and employee benefits	65,413	64,143
Accrued income taxes	55,749	57,272
Accrued acquisition-related obligations	16,492	7,244
Other accrued expenses	81,279	81,979
Short-term debt	365	399

Total current liabilities	596,916	503,159

Long-term debt (Note 2)	781,604	753,050
Accrued pension and post-employment benefit obligations	169,221	172,235
Other long-term liabilities	28,011	27,922
Shareholders’ Equity:
Common stock	174	174
Additional paid-in capital	91,219	71,368
Accumulated earnings	1,997,445	1,774,625
Accumulated other comprehensive loss	(135,677)	(100,090)

Total shareholders’ equity attributable to Amphenol Corporation	1,953,161	1,746,077

Noncontrolling interests	27,855	16,741
Total equity	1,981,016	1,762,818

	$3,556,768	$3,219,184

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$884,798	$685,184	$1,655,752	$1,345,196
Cost of sales	595,499	471,034	1,117,261	924,667
Gross profit	289,299	214,150	538,491	420,529
Selling, general and administrative expense	113,674	98,672	217,822	194,366
Operating income	175,625	115,478	320,669	226,163
Interest expense	(9,968)	(9,131)	(19,981)	(18,129)
Other income (expenses), net	764	(382)	1,223	(597)
Income before income taxes	166,421	105,965	301,911	207,437
Provision for income taxes	(35,412)	(29,140)	(70,764)	(53,562)
Net income	131,009	76,825	231,147	153,875
Less: Net income attributable to noncontrolling interests	(1,338)	(1,955)	(3,123)	(4,595)

Net income attributable to Amphenol Corporation shareholders	$129,671	$74,870	$228,024	$149,280

Net income per common share attributable to Amphenol Corporation shareholders-Basic	$0.75	$0.44	$1.32	$0.87

Weighted average common shares outstanding-Basic	173,519,882	171,317,112	173,393,698	171,251,519

Net income per common share attributable to Amphenol Corporation shareholders-Diluted	$0.74	$0.43	$1.30	$0.86

Weighted average common shares outstanding-Diluted	175,885,465	173,649,705	175,731,091	173,375,613

Dividends declared per common share	$0.015	$0.015	$0.030	$0.030

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Net income	$231,147	$153,875
Adjustments for cash from operating activities:
Depreciation and amortization	49,493	47,770
Net change in receivables sold under Receivables Securitization Facility (Note 2)	(82,000)	(6,000)
Stock-based compensation expense	11,615	10,028
Net change in components of working capital	(78,648)	76,057
Net change in other long-term assets and liabilities	4,264	2,911

Cash flow provided by operating activities	135,871	284,641

Cash flow from investing activities:
Additions to property, plant and equipment	(43,086)	(30,832)
Purchase of short-term investments	(44,591)	(593)
Acquisitions, net of cash acquired	(13,624)	(271,578)

Cash flow used in investing activities	(101,301)	(303,003)

Cash flow from financing activities:
Long-term borrowings under credit facilities (Note 2)	102,582	395,200
Repayments of long-term debt	(73,800)	(359,919)
Proceeds from exercise of stock options	7,397	3,015
Excess tax benefits from stock-based payment arrangements	1,333	696
Payments to shareholders of noncontrolling interests	(2,421)	—
Dividend payments	(5,197)	(7,706)

Cash flow provided by financing activities	29,894	31,286

Effect of exchange rate changes on cash and cash equivalents	(12,400)	(7,146)

Net change in cash and cash equivalents	52,064	5,778
Cash and cash equivalents balance, beginning of period	384,613	214,987

Cash and cash equivalents balance, end of period	$436,677	$220,765

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1-Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, the related condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flow for the six months ended June 30, 2010 and 2009 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.

Note 2-Adoption of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”).  ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  The Company adopted ASU 2009-16 on January 1, 2010.  As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Company’s  Receivables Securitization Facility as a sale.  In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow (resulting in a reduction of cash flow provided by operating activities, and increase in cash provided by financing activities, of $82,000 for the six months ended June 30, 2010) and recognized as long-term debt in the Company’s Condensed Consolidated Balance Sheets.  Refer to the discussion of the Company’s Receivables Securitization Facility in Note 14.

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

Note 3-Reclassifications

The Company has reclassified certain items in the accompanying Condensed Consolidated Financial Statements for 2009 to be comparable with the classification for the six months ended June 30, 2010.

Note 4-Inventories

Inventories consist of:

	June 30, 2010	December 31, 2009
Raw materials and supplies	$137,567	$124,192
Work in process	225,479	215,883
Finished goods	135,506	121,675
	$498,552	$461,750

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

The segment results for the three months ended June 30, 2010 and 2009 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2010	2009	2010	2009	2010	2009
Net sales
-external	$817,146	$621,440	$67,652	$63,744	$884,798	$685,184
-inter-segment	839	867	4,747	2,335	5,586	3,202
Segment operating income	181,820	119,743	9,120	10,059	190,940	129,802

The segment results for the six months ended June 30, 2010 and 2009 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2010	2009	2010	2009	2010	2009
Net sales
-external	$1,520,744	$1,223,398	$135,008	$121,798	$1,655,752	$1,345,196
-inter-segment	1,490	1,509	9,703	4,440	11,193	5,949
Segment operating income	330,482	236,186	19,163	17,895	349,645	254,081

A reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2010 and 2009 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Segment operating income	$190,940	$129,802	$349,645	$254,081
Interest expense	(9,968)	(9,131)	(19,981)	(18,129)
Other expenses, net	(8,379)	(9,461)	(16,138)	(18,487)
Stock-based compensation expense	(6,172)	(5,245)	(11,615)	(10,028)
Income before income taxes	$166,421	$105,965	$301,911	$207,437

Note 6-Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2010 and 2009 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income	$131,009	$76,825	$231,147	$153,875
Currency translation adjustments	(35,715)	25,788	(38,593)	(4,244)
Revaluation of interest rate derivatives	1,061	2,451	2,073	4,911
Defined benefit plan liability adjustment	92	(16)	1,059	(292)
Total comprehensive income	$96,447	$105,048	$195,686	$154,250

Note 7-Changes in Equity and Noncontrolling Interests

Expenses related to noncontrolling interests’ share in income are classified below net income (earnings per share continues to be determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, the liability related to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the six months ended June 30, 2010 is as follows:

	Amphenol Corporation Shareholders
	Common Stock		Additional Paid-	Accumulated	Accum. Other Comprehensive	Noncontrolling	Total
	Shares	Amount	In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2009	173	$174	$71,368	$1,774,625	$(100,090)	$16,741	$1,762,818
Net income				228,024		3,123	231,147
Noncontrolling interest acquired						10,286	10,286
Translation adjustments					(38,719)	126	(38,593)
Revaluation of interest rate derivatives					2,073		2,073
Defined benefit plan liability adjustment, net of tax					1,059		1,059
Payments to shareholders of noncontrolling interests						(2,421)	(2,421)
Stock options exercised, including tax benefit	1		8,236				8,236
Dividends declared				(5,204)			(5,204)
Stock-based compensation expense			11,615				11,615
Balance as of June 30, 2010	174	$174	$91,219	$1,997,445	$(135,677)	$27,855	$1,981,016

A reconciliation of consolidated changes in equity for the six months ended June 30, 2009 is as follows:

	Amphenol Corporation Shareholders
	Common Stock		Additional Paid-	Accumulated	Accum. Other Comprehensive	Noncontrolling	Total
	Shares	Amount	In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2008	171	$171	$22,746	$1,467,099	$(140,591)	$19,144	$1,368,569
Net income				149,280		4,595	153,875
Translation adjustments					(2,904)	(1,340)	(4,244)
Revaluation of interest rate derivatives					4,911		4,911
Defined benefit plan liability adjustment, net of tax					(292)		(292)
Payments to shareholders of noncontrolling interests						(3,069)	(3,069)
Stock options exercised, including tax benefit	1	1	4,003				4,004
Stock compensation			85				85
Dividends declared				(5,139)			(5,139)
Stock-based compensation expense			10,028				10,028
Balance as of June 30, 2009	172	$172	$36,862	$1,611,240	$(138,876)	$19,330	$1,528,728

Note 8-Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation shareholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation shareholders by the weighted-average number of common shares and dilutive common shares outstanding. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2010 and 2009 is as follows (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income attributable to Amphenol Corporation shareholders	$129,671	$74,870	$228,024	$149,280
Basic weighted average common shares outstanding	173,519,882	171,317,112	173,393,698	171,251,519
Effect of dilutive stock options	2,365,583	2,332,593	2,337,393	2,124,094
Diluted weighted average common shares outstanding	175,885,465	173,649,705	175,731,091	173,375,613
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.75	$0.44	$1.32	$0.87
Diluted	$0.74	$0.43	$1.30	$0.86

Excluded from the computations above were anti-dilutive common shares of 4,617,700 and 7,776,030 for the three and six months ended June 30, 2010 and 2009, respectively.

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

Note 10-Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of Amphenol Corporation and Subsidiaries, and the Company also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors.  As of June 30, 2010, there were no shares of common stock available for the granting of additional stock options under the 2000 Option Plan, and there were 9,945,200 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of June 30, 2010, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 140,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods. For the three months ended June 30, 2010, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $6,172 and $4,857, respectively, and these reductions were $11,615 and $8,897, respectively, for the six months ended June 30, 2010.  For the three months ended June 30, 2009, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $5,245 and $3,803, respectively, and these reductions were $10,028 and $7,442, respectively, for the six months ended June 30, 2009. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock option activity for the six months ended June 30, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2009	12,704,303	$29.58	7.16	$210,902
Options exercised	(160,368)	19.78
Options forfeited	(58,800)	36.66
Options outstanding as of March 31, 2010	12,485,135	$29.67	6.93	$163,902
Options granted	2,589,500	42.99
Options exercised	(222,215)	19.01
Options forfeited	(53,140)	35.57
Options outstanding as of June 30, 2010	14,799,280	32.14	7.29	$128,692
Vested and non-vested expected to vest as of June 30, 2010	13,689,122	$31.67	7.17	$104,197
Exercisable as of June 30, 2010	7,037,734	$25.87	5.68	$99,890

A summary of the status of the Company’s non-vested options as of June 30, 2010 and changes during the six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options as of December 31, 2009	7,509,986	$11.45
Options vested	(400)	5.36
Options forfeited	(50,000)	11.66
Non-vested options as of March 31, 2010	7,459,586	$11.45
Options granted	2,589,500	14.69
Options vested	(2,234,400)	10.59
Options forfeited	(53,140)	11.95
Non-vested options as of June 30, 2010	7,761,546	$12.77

During the three and six months ended June 30, 2010 and 2009, the following activity occurred under the Company’s option plans:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total intrinsic value of stock options exercised	$5,914	$3,654	$9,699	$4,037
Total fair value of stock awards vested	23,665	17,296	23,667	17,296

On June 30, 2010, the total compensation cost related to non-vested options not yet recognized is approximately $83,680 with a weighted average expected amortization period of 3.86 years.

Note 11-Shareholders’ Equity

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20,000,000 shares of its common stock, which expired on January 31, 2010.  In 2010 and 2009, the Company did not repurchase any shares of its common stock under the Program prior to its expiration.

The Company pays a quarterly dividend on its common stock of $.015 per share.  For the three and six months ended June 30, 2010, the Company paid dividends in the amount of $2,602 and $5,197, respectively. For the three and six months ended June 30, 2010, the Company declared dividends in the amount of $2,603 and $5,204, respectively.

Note 12-Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (the “U.S. Plan”) covering certain of its U.S. employees. Benefits under the U.S. Plan are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the U.S. Plan are covered by defined contribution plans. The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits and other postretirement benefits for the three and six months ended June 30, 2010 and 2009.

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
	2010	2009	2010	2009
Service cost	$1,435	$1,666	$41	$40
Interest cost	5,631	5,653	197	209
Expected return on plan assets	(5,628)	(5,749)	—	—
Amortization of transition obligation	(27)	(24)	16	16
Amortization of prior service cost	888	516	—	—
Amortization of net actuarial losses	2,625	1,925	221	193
Net pension expense	$4,924	$3,987	$475	$458

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,
	2010	2009	2010	2009
Service cost	$2,894	$3,287	$82	$80
Interest cost	11,341	11,221	394	418
Expected return on plan assets	(11,274)	(11,450)	—	—
Amortization of transition obligation	(54)	(46)	32	32
Amortization of prior service cost	1,776	1,030	—	—
Amortization of net actuarial losses	5,258	3,837	442	387
Net pension expense	$9,941	$7,879	$950	$917

The Company makes cash contributions to the U.S. Plan in accordance with minimum funding requirements and may also make voluntary cash contributions.   The Company estimates, based on current actuarial calculations, that it may make a voluntary cash contribution to the U.S. Plan in 2010 of approximately $15,000. Voluntary cash contributions to the U.S. Plan in future years will depend on a number of factors, including the investment performance of the U.S. Plan assets.

The Company offers various defined contribution plans for its U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the six months ended June 30, 2010 and 2009, the total matching contributions to these U.S. defined contribution plans were approximately $1,046 and $915, respectively.

Note 13-Goodwill and Other Intangible Assets

As of June 30, 2010, the Company has goodwill totaling $1,382,363 of which $1,308,814 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the six months ended June 30, 2010, goodwill increased by $13,691, primarily as a result of an acquisition made in the Interconnect Products and Assemblies segment during the period offset by currency translation.

The Company’s intangible assets are all subject to amortization except for goodwill. A summary of the Company’s amortizable intangible assets as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$63,500	$21,900	$60,000	$17,700
Proprietary technology	39,800	10,700	39,800	9,300
License agreements	6,000	3,500	6,000	3,100
Trade names and other	9,200	7,500	9,400	7,400
Total	$118,500	$43,600	$115,200	$37,500

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 9 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The aggregate amortization expense for the three months ended June 30, 2010 and 2009 was approximately $3,200 and $3,400, respectively.  The aggregate amortization expense for the six months ended June 30, 2010 and 2009 was approximately $6,300 for both periods.  As of June 30, 2010, amortization expense estimated for each of the next five fiscal years is approximately $10,400 in 2011, $13,900 in 2012, $10,500 in 2013, and $8,500 in each of 2014 and 2015.

Note 14—Debt

Senior Notes

In November 2009, the Company issued $600,000 of unsecured 4.75% Senior Notes due in November, 2014 at a discount to the public of 99.813%.  Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  In addition, the Company incurred fees and expenses related to the Senior Notes of $4,650, which were capitalized and are being amortized over the term of the Senior Notes as interest expense. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.  The Company will make each interest payment to the holders of record on the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness. The carrying value of the Senior Notes approximated their fair value at June 30, 2010 based on recent bid prices.

Revolving Credit Facility

In conjunction with the note issuance, the Company’s existing five-year senior unsecured Revolving Credit Facility, which matures in August 2011, was amended to reduce the commitment from $1,000,000 to $752,000.  At June 30, 2010, borrowings and availability under the facility were $150,000 and $602,000, respectively.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At June 30, 2010, the Company was in compliance with the financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of June 30, 2010, the Company had interest rate swap agreements of $150,000 that fix the Company’s LIBOR interest rate at 4.73%, expiring in July 2010. The fair value of such agreements represents the amounts that the Company would receive or pay if the agreements were terminated.  The fair value of swaps indicated that termination of the agreements at June 30, 2010 would have resulted in a pre-tax loss of $375; such loss, net of tax of $140, was recorded in accumulated other comprehensive loss.

Receivables Securitization Facility

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination and originally expired in May 2010 but has been amended and extended to May 2013.  In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as a sale of receivables.  As discussed in Note 2, the Company adopted ASU 2009-16 on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at June 30, 2010 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt. At June 30, 2010, borrowings under the Receivables Securitization Facility were $28,000.   At December 31, 2009, $82,000 of receivables were sold and in 2009 were therefore not reflected in accounts receivable and long-term debt in the accompanying Condensed Consolidated Balance Sheets. Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are now included in interest expense, which are included in other expense for prior periods. Such fees were $400 and $813 for the three and six months ended June 30, 2010, respectively, and were $557 and $895 for the three and six months ended June 30, 2009, respectively.

The carrying value of the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at June 30, 2010.

Note 15—Fair Value Measurements

The Company follows the framework within the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification (“ASC”), which requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. These standards establish market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments that are independently valued using market observable Level 1 inputs and derivative instruments, which represent interest rate swaps that are independently valued using market observable Level 2 inputs including interest rate yield curves.  The Company’s Level 1 short-term investments consist primarily of certificates of deposit with original maturities of twelve months or less. As of June 30, 2010 and December 31, 2009, the fair values of short-term investments were $82,579 and $37,770, respectively, and were included in other current assets in the accompanying Condensed Consolidated Balance Sheets.  As of June 30, 2010 and December 31, 2009, the fair values of derivative instruments were $375 and $3,664, respectively, which were included in other accrued expenses (Note 16) in the accompanying Condensed Consolidated Balance Sheets. The impact of the credit risk related to these financial assets is immaterial.

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

As of June 30, 2010 and December 31, 2009, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Liabilities
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging topic of the ASC:
Interest rate contracts	Other accrued expenses	$375	$3,664
Total derivatives designated as cash flow hedging instruments		$375	$3,664

For the three and six months ended June 30, 2010, a gain of $1,061 and $2,073, respectively, was recognized in accumulated other comprehensive loss associated with interest rate contracts.  Approximately $3,400 was reclassified from accumulated other comprehensive loss into net income during the six months ended June 30, 2010.  The Company expects to reclassify approximately $375 from accumulated other comprehensive loss into net income in the next twelve months.

As of June 30, 2010, the derivatives of the Company were considered effective hedges as defined in the Derivatives and Hedging topic.

Note 17- Income Taxes

The provision for income taxes for the second quarter and first six months of 2010 was at an effective rate of 21.3% and 23.4%, respectively. The provision for income taxes for the second quarter and first six months of 2009 was at an effective rate of 27.5% and 25.8%, respectively.  The rate decrease for the second quarter of 2010 is due primarily to a $10,300 net benefit relating to a reduction in international tax expense. This reduction relates primarily to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits.

The Company is present in over fifty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2006 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable.  As of June 30, 2010, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $29,447, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $7,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter and six months ended June 30, 2010 compared to the quarter and six months ended June 30, 2009

Net sales were $884.8 and $1,655.8 in the second quarter and first six months of 2010 compared to $685.2 and $1,345.2 for the same periods in 2009, an increase of 29% and 23% in U.S. dollars and 30% and 22% in local currencies, respectively. Sales of interconnect products and assemblies (approximately 92% of sales) increased 31% in U.S. dollars and 32% in local currencies in the second quarter of 2010 compared to the same period in 2009 ($817.1 in 2010 versus $621.4 in 2009) and 24% both in U.S. dollars and local currencies in the first six months of 2010 compared to the same period in 2009 ($1,520.7 in 2010 versus $1,223.4 in 2009). Sales for the second quarter and first six months of 2010 increased significantly in the telecommunications and data communications, industrial, automotive and wireless communications markets, and increased moderately in the aerospace market, as a result of a broad strengthening from a product, customer and geographic perspective.  In the first six months of 2009, sales levels were negatively impacted by weak end market demand, which resulted from the global economic crisis. Sales increases during 2010 occurred in all major geographic regions. Sales of cable products (approximately 8% of sales) increased 6% in U.S dollars and 3% in local currencies in the second quarter of 2010 compared to the same period in 2009 ($67.7 in 2010 versus $63.7 in 2009) and 11% in U.S. dollars and 7% in local currencies in the first six months of 2010 compared to the same period in 2009 ($135.0 in 2010 versus $121.8 in 2009). This increase is primarily attributable to an increase in spending in international broadband markets compared to 2009, which had experienced a slowdown in spending in cable markets resulting from weak economic conditions.

Geographically, sales in the United States in the second quarter and six months of 2010 increased approximately 23% and 21%, respectively, compared to the same periods in 2009 ($308.8 and $581.7 in 2010 versus $251.6 and $481.8 in 2009).  International sales for the second quarter and first six months of 2010 increased approximately 33% and 24% in U.S. dollars, respectively, and 34% and 23% in local currencies, respectively, compared to the same periods in 2009 ($576.0 and $1,074.1in 2010 versus $433.5 and $863.4 in 2009). The comparatively stronger U.S. dollar for the second quarter had the effect of decreasing sales by approximately $3.4 compared to foreign currency translation rates for the same period in 2009, and the comparatively weaker U.S. dollar for the first six months of 2010 had the effect of increasing  net sales by approximately $12.0 compared to foreign currency translation rates for the same period in 2009.

The gross profit margin as a percentage of net sales was approximately 32.7% for the second quarter and 32.5% for the first six months of 2010 compared to 31.3% for both respective periods in 2009.  The operating margins in the Interconnect Products and Assemblies segment increased approximately 3.0% and 2.4% in the second quarter and first six months of 2010, respectively, compared to the same periods in 2009, primarily as a result of higher volume levels and continued aggressive management of all elements of costs. The operating margins in the Cable Products segment decreased by approximately 2.3% and 0.5% in the second quarter and first six months of 2010, respectively, compared to the same periods in 2009, primarily as a result of higher relative material costs and the impact of price reductions.

Selling, general and administrative expenses increased to $113.7 and $217.8, or 12.8% and 13.2% of net sales for the second quarter and first six months of 2010, respectively, compared to $98.7 and $194.4 for the same periods in 2009, which represented 14.4% of net sales for both periods. The increase in expense in the second quarter and first six months of 2010 is primarily attributable to increases in selling expense resulting from higher sales volume and increased research and development spending relating to new product development. Selling, general and administrative expenses includes stock-based compensation expense of $6.2 and $11.6 for the second quarter and first six months of 2010, respectively, compared to $5.2 and $10.0 for the same periods in 2009.

Interest expense for the second quarter and first six months of 2010 was $10.0 and $20.0, respectively, compared to $9.1 and $18.1 for the same periods in 2009. The increase in the second quarter and first six months of 2010 is primarily attributable to higher average interest rates in 2010 compared to the same period in 2009 and the inclusion of fees of $0.4 and $0.8 in the second quarter and first six months of 2010, respectively, on the Company’s Receivables Securitization Facility in interest expense (included in other expense in 2009) in accordance with the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), which was effective January 1, 2010.

The provision for income taxes for the second quarter and first six months of 2010 was at an effective rate of 21.3% and 23.4%, respectively. The provision for income taxes for the second quarter and first six months of 2009 was at an effective rate of 27.5% and 25.8%, respectively.  The rate decrease for the second quarter of 2010 is due primarily to a $10.3, or $.06 per share, net benefit relating to a reduction in international tax expense.  This reduction relates primarily to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits.

The Company is present in over fifty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2006 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2010, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $29.5, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $7.0.

Liquidity and Capital Resources

Cash flow provided by operating activities was $135.9 in the first six months of 2010.  In the 2010 period, cash flow provided by operating activities was reduced by $82.0 related to the effect of adoption of ASU 2009-16.  Cash flow provided by operating activities excluding the effect of adoption was $217.9 compared to $284.6 in the same 2009 period.  Excluding the effect of adoption, the decrease in cash flow provided by operating activities is related to an increase in components of working capital offset by an increase in net income and an increase in non-cash expenses including depreciation and stock-based compensation. The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $78.6 in the first six months of 2010 due primarily to an increase of $122.0 in accounts receivable and increases of $45.4 and $8.0 in inventory and other current assets, respectively, which were partially offset by increases in accounts payable and accrued liabilities of $89.8 and $8.5, respectively.  The components of working capital decreased $76.1 in the first six months of 2009 due primarily to decreases of $95.8 and $83.0 in accounts receivable and inventory, respectively, which were partially offset by decreases in accounts payable and accrued liabilities of $72.3 and $31.2, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at June 30, 2010. Accounts receivable increased $196.0 to $645.6, resulting from the inclusion of $82.0 of receivables previously sold under the Company’s Receivables Securitization Facility in accordance with the adoption of ASU 2009-16 and also reflecting higher sales levels, partially offset by translation resulting from the comparatively stronger U.S. dollar at June 30, 2010 compared to December 31, 2009 (“Translation”).  Days sales outstanding was approximately 66 days at June 30, 2010 compared to 64 days at December 31, 2009.  Inventories increased $36.8 to $498.6, primarily due to the impact of higher sales activity, partially offset by Translation.  Inventory days decreased from 80 at December 31, 2009 to 75 at June 30, 2010. Other current assets increased $52.4 to $176.9, primarily due to higher short-term investment purchases during the period.   Land and depreciable assets, net, decreased $7.7 to $325.2 primarily due to the impact of Translation as well as reflecting capital expenditures of $43.9 offset by depreciation of $42.4.  Goodwill increased $13.7 to $1,382.4, primarily as a result of an acquisition in the Interconnect Products and Assemblies segment made during the period, partially offset by the impact of Translation. Accounts payable increased $85.5 to $377.6, primarily as a result of an increase in purchasing activity during the period related to second quarter sales levels. Total accrued expenses increased $8.3 to $218.9, primarily due to an increase for additional cash purchase consideration associated with an acquisition completed in 2010.

For the first six months of 2010, cash flow provided by operating activities of $135.9, net borrowings of $28.8 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $8.7 were used to purchase short-term investments of $44.6, to fund capital expenditures and acquisition-related payments of $43.1 and $13.6, respectively, and to fund dividend payments and payments to shareholders of noncontrolling interests of $5.2 and $2.4, respectively, which resulted in an increase in cash and cash equivalents of $52.1. For the first six months of 2009, cash provided by operating activities of $284.6, net borrowings from the Revolving Credit Facility of $35.3 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $3.7 were used to fund acquisition-related payments of $271.6, capital expenditures of $30.8, dividend payments of $7.7, purchases of short-term investments of $0.6, which resulted in an increase in cash on hand of $5.8.

In November 2009, the Company issued $600.0 of unsecured 4.75% Senior Notes due in November, 2014 at a discount to the public of 99.813%.  Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  In addition, the Company incurred fees and expenses related to the Senior Notes of $4.7, which were capitalized and are being amortized over the term of the Senior Notes as interest expense. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.  The Company will make each interest payment to the holders of record on the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness. The carrying value of the Senior Notes approximated their fair value at June 30, 2010 based on recent bid prices.

In conjunction with the note issuance, the Company’s existing five-year senior unsecured Revolving Credit Facility, which matures in August 2011, was amended to reduce the commitment from $1,000.0 to $752.0.  At June 30, 2010, borrowings and availability under the facility were $150.0 and $602.0, respectively.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 40 basis points.  The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At June 30, 2010, the Company was in compliance with the financial covenants under the Revolving Credit Facility, and the Company’s credit rating from Standard & Poor’s was BBB- and from Moody’s was Baa3.

As of June 30, 2010, the Company had interest rate swap agreements of $150.0 that fix the Company’s LIBOR interest rate at 4.73%, expiring in July 2010.  The fair value of swaps indicated that  termination of the agreements as of June 30, 2010 would have resulted in a pre-tax loss of $0.4; such loss, net of tax of $0.1 is included in accumulated other comprehensive loss in the accompanying Condensed Consolidated Balance Sheets.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination and originally expired in May 2010 but has been amended and extended to May 2013.   In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as a sale of receivables.  As discussed in Note 2, the Company adopted ASU 2009-16 on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at June 30, 2010 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt.  At June 30, 2010, borrowings under the Receivables Securitization Facility were $28.0.  At December 31, 2009, $82.0 of receivables were sold and in 2009 were therefore not reflected in accounts receivable and long-term debt in the accompanying Condensed Consolidated Balance Sheets. Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are now included in interest expense, which are included in other expense for prior periods. Such fees were $0.4 and $0.8 for the second quarter and first six months of 2010, respectively, compared to $0.6 and $0.9 for the respective periods in 2009.

The carrying value of the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at June 30, 2010.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company pays a quarterly dividend on its common stock of $.015 per share. For the three and six months ended June 30, 2010, the Company paid dividends in the amount of $2.6 and $5.2, respectively. For the three and six months ended June 30, 2010, the Company declared dividends in the amount of $2.6 and $5.2, respectively.  The Company’s debt service requirements consist primarily of principal and interest on Senior Notes, the Revolving Credit Facility and its Receivables Securitization Facility.

The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and its Receivables Securitization Facility. In addition, the Company had cash, cash equivalents and short-term investments of $519.3 as of June 30, 2010, the majority of which is held in non-U.S. financial institutions. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchases of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable. However, management believes that the Company’s cash, cash equivalents and short-term investment position, ability to generate strong cash flow from operations, availability under its Revolving Credit Facility and Receivables Securitization Facility and access to credit markets will allow it to meet its obligations for the next twelve months.

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20 million shares of its common stock, which expired on January 31, 2010.  In 2010 and 2009, the Company did not repurchase any shares of its common stock under the Program prior to its expiration.

The Company makes cash contributions to the U.S. Pension Plan (the “U.S. Plan”) in accordance with minimum funding requirements and may also make voluntary cash contributions. The Company estimates, based on current actuarial calculations, that it may make a voluntary cash contribution to the U.S. Plan in 2010 of approximately $15.0. Voluntary cash contributions to the U.S. Plan in future years will depend on a number of factors, including the investment performance of the U.S. Plan assets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth, in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2009 Annual Report on Form 10-K.  As of June 30, 2010, the Company had interest rate swap agreements of $150.0 that fix the Company’s LIBOR interest rate at 4.73%, expiring in July 2010.  As of June 30, 2010, the Company’s average LIBOR rate was 4.73%.  A 10% change in the LIBOR interest rate at June 30, 2010 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2010, although there can be no assurances that interest rates will not significantly change.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20 million shares of its common stock, which expired on January 31, 2010.  In 2010 and 2009, the Company did not repurchase any shares of its common stock under the Program prior to its expiration.

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

10.2	Receivables Purchase Agreement dated as of May 25, 2010 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent.**
10.3	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.4	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.5	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.6	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.7	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.8	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.9	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.10	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.11	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.12	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.13	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.14	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.15	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.16	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.17	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.18	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.19	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*
10.20	Ninth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.20 to the September 30, 2009 10-Q).*
10.21	Tenth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.21 to the December 31, 2009 10-K).*
10.22	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the December 31, 1996 10-K).*
10.23	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as

Exhibit 10.18 to the September 30, 2004 10-Q).*
10.24	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.25	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.26	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.27	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.28	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.29	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.30	2007 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.46 to the June 30, 2007 10-Q).*
10.31	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the June 30, 2008 10-Q).*
10.32	2009 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.31 to the March 31, 2009 10-Q).*
10.33	2010 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.33 to the December 31, 2009 10-K).*
10.34	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
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

10.41	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.42	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the June 30, 2006 10-Q).*
10.43	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the June 30, 2006 10-Q).*
10.44	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.45	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.46	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.47	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.48	Fifth Amendment (2009-1) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.45 to the September 30, 2009 10-Q).*
10.49	Sixth Amendment (2009-2) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.46 to the September 30, 2009 10-Q).*
10.50	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.51	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the June 30, 2007 10-Q).*
10.52	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement (filed as

Exhibit 10.44 to the December 31, 2008 10-K).*
10.53	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the June 30, 2007 10-Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*    Incorporated herein by reference as stated.

**  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon Authorized Signatory and Principal Financial Officer

Date:  August 6, 2010