Form 10-Q
period 2010-09-30
AMPHENOL CORP /DE/
filed 2010-11-05
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, the total number of shares outstanding of Class A Common Stock was 174,611,626.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$480,528	$384,613
Short-term investments	107,245	37,770
Total cash, cash equivalents and short-term investments	587,773	422,383
Accounts receivable, less allowance for doubtful accounts of $17,027 and $18,785, respectively (Note 2)	727,458	449,591
Inventories	539,728	461,750
Other current assets	102,717	86,671

Total current assets	1,957,676	1,420,395

Land and depreciable assets, less accumulated depreciation of $599,515 and $575,187, respectively	352,318	332,875
Goodwill	1,527,824	1,368,672
Other long-term assets	130,953	97,242

	$3,968,771	$3,219,184

Liabilities & Shareholders’ Equity
Current Liabilities:
Accounts payable	$395,999	$292,122
Accrued salaries, wages and employee benefits	76,119	64,143
Accrued income taxes	66,101	57,272
Accrued acquisition-related obligations	54,460	7,244
Other accrued expenses	94,085	81,979
Short-term debt	385	399

Total current liabilities	687,149	503,159

Long-term debt (Note 2)	904,031	753,050
Accrued pension and post-employment benefit obligations	164,316	172,235
Other long-term liabilities	43,112	27,922
Shareholders’ Equity:
Common stock	175	174
Additional paid-in capital	99,979	71,368
Accumulated earnings	2,132,101	1,774,625
Accumulated other comprehensive loss	(86,296)	(100,090)

Total shareholders’ equity attributable to Amphenol Corporation	2,145,959	1,746,077

Noncontrolling interests	24,204	16,741
Total equity	2,170,163	1,762,818

	$3,968,771	$3,219,184

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$948,463	$716,573	$2,604,215	$2,061,769
Cost of sales	638,746	492,180	1,756,007	1,416,847
Gross profit	309,717	224,393	848,208	644,922
Selling, general and administrative expense	120,583	100,103	338,405	294,469
Operating income	189,134	124,290	509,803	350,453
Interest expense	(10,568)	(8,961)	(30,549)	(27,090)
Other income (expenses), net	1,251	(345)	2,474	(942)
Income before income taxes	179,817	114,984	481,728	322,421
Provision for income taxes	(41,018)	(31,620)	(111,782)	(85,182)
Net income	138,799	83,364	369,946	237,239
Less: Net income attributable to noncontrolling interests	(1,531)	(2,449)	(4,654)	(7,044)

Net income attributable to Amphenol Corporation shareholders	$137,268	$80,915	$365,292	$230,195

Net income per common share attributable to Amphenol Corporation shareholders-Basic	$0.79	$0.47	$2.11	$1.34

Weighted average common shares outstanding-Basic	173,813,753	171,428,237	173,535,255	171,311,072

Net income per common share attributable to Amphenol Corporation shareholders-Diluted	$0.78	$0.47	$2.08	$1.33

Weighted average common shares outstanding-Diluted	176,224,749	173,928,589	175,897,452	173,561,964

Dividends declared per common share	$0.015	$0.015	$0.045	$0.045

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities:
Net income	$369,946	$237,239
Adjustments for cash from operating activities:
Depreciation and amortization	76,000	72,923
Net change in receivables sold under Receivables Securitization Facility (Note 2)	(82,000)	(9,000)
Stock-based compensation expense	18,580	15,259
Net change in components of working capital	(113,548)	108,879
Net change in other long-term assets and liabilities	(4,767)	5,283

Cash flow provided by operating activities	264,211	430,583

Cash flow from investing activities:
Additions to property, plant and equipment	(72,328)	(45,607)
Purchases of short-term investments, net	(69,120)	(14,114)
Acquisitions, net of cash acquired	(164,921)	(272,693)

Cash flow used in investing activities	(306,369)	(332,414)

Cash flow from financing activities:
Long-term borrowings under credit facilities (Note 2)	618,192	522,900
Repayments of long-term debt	(468,406)	(516,849)
Proceeds from exercise of stock options	21,271	4,499
Excess tax benefits from stock-based payment arrangements	3,650	867
Payments of fees and expenses in connection with Revolving Credit Facility refinancing	(6,934)	—
Payments to shareholders of noncontrolling interests	(22,588)	(5,281)
Dividend payments	(7,801)	(7,706)

Cash flow provided by (used in) financing activities	137,384	(1,570)

Effect of exchange rate changes on cash and cash equivalents	689	(4,017)

Net change in cash and cash equivalents	95,915	92,582
Cash and cash equivalents balance, beginning of period	384,613	214,987

Cash and cash equivalents balance, end of period	$480,528	$307,569

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1-Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, the related condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flow for the nine months ended September 30, 2010 and 2009 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.

Note 2-Adoption of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”).  ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  The Company adopted ASU 2009-16 on January 1, 2010.  As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Company’s Receivables Securitization Facility as a sale.  In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow (resulting in a reduction of cash flow provided by operating activities, and increase in cash provided by financing activities, of $82,000 for the nine months ended September 30, 2010) and recognized as long-term debt in the Company’s Condensed Consolidated Balance Sheets.  Refer to the discussion of the Company’s Receivables Securitization Facility in Note 14.

In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the new guidance related to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods during those fiscal years. Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements. The Company’s adoption of the new guidance did not have a material impact on its condensed consolidated financial statements and related notes.  Refer to the Fair Value Measurements disclosure in Note 16.

Note 3-Reclassifications

The Company has reclassified certain items in the accompanying Condensed Consolidated Financial Statements for 2009 to be comparable with the classification as of and for the nine months ended September 30, 2010.

Note 4-Inventories

Inventories consist of:

	September 30, 2010	December 31, 2009
Raw materials and supplies	$155,938	$124,192
Work in process	233,946	215,883
Finished goods	149,844	121,675
	$539,728	$461,750

Note 5-Reportable Business Segments

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products. The Interconnect Products and Assemblies segment produces connectors and connector assemblies primarily for the communications, aerospace, industrial and automotive markets. The Cable Products segment produces coaxial and flat ribbon cable and related products primarily for the communications markets, including cable television. The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates the performance of its business segments on, among other things, profit or loss from operations before interest, income taxes and stock-based compensation expense as well as other costs such as headquarters expense allocations, amortization related to certain intangible assets and nonrecurring gains and losses.

The segment results for the three months ended September 30, 2010 and 2009 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2010	2009	2010	2009	2010	2009
Net sales
-external	$881,340	$648,053	$67,123	$68,520	$948,463	$716,573
-inter-segment	769	883	4,922	3,611	5,691	4,494
Segment operating income	196,107	126,720	9,077	11,058	205,184	137,778

The segment results for the nine months ended September 30, 2010 and 2009 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2010	2009	2010	2009	2010	2009
Net sales
-external	$2,402,084	$1,871,451	$202,131	$190,318	$2,604,215	$2,061,769
-inter-segment	2,259	2,392	14,625	8,051	16,884	10,443
Segment operating income	526,589	362,906	28,240	28,953	554,829	391,859

A reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2010 and 2009 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Segment operating income	$205,184	$137,778	$554,829	$391,859
Interest expense	(10,568)	(8,961)	(30,549)	(27,090)
Interest income	1,537	529	3,456	1,491
Stock-based compensation expense	(6,965)	(5,231)	(18,580)	(15,259)
Other costs, net	(9,371)	(9,131)	(27,428)	(28,580)
Income before income taxes	$179,817	$114,984	$481,728	$322,421

Note 6-Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2010 and 2009 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income	$138,799	$83,364	$369,946	$237,239
Currency translation adjustments	49,779	28,220	11,186	23,976
Revaluation of interest rate derivatives	236	3,498	2,309	8,409
Defined benefit plan liability adjustment, net of tax	26	(2)	1,085	(294)
Total comprehensive income	$188,840	$115,080	$384,526	$269,330

Note 7-Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income (earnings per share continues to be determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, the liability related to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the nine months ended September 30, 2010 is as follows:

	Amphenol Corporation Shareholders
	Common Stock		Additional Paid-	Accumulated	Accum. Other Comprehensive	Noncontrolling	Total
	Shares	Amount	In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2009	173	$174	$71,368	$1,774,625	$(100,090)	$16,741	$1,762,818
Net income				365,292		4,654	369,946
Noncontrolling interest acquired						10,286	10,286
Translation adjustments					10,400	786	11,186
Reclassification of interest rate derivatives					2,309		2,309
Defined benefit plan liability adjustment, net of tax					1,085		1,085
Dividends paid to shareholders of noncontrolling interests						(2,421)	(2,421)
Purchase of noncontrolling interest			(14,325)			(5,842)	(20,167)
Stock options exercised, including tax benefit	2	1	24,356				24,357
Dividends declared				(7,816)			(7,816)
Stock-based compensation expense			18,580				18,580
Balance as of September 30, 2010	175	$175	$99,979	$2,132,101	$(86,296)	$24,204	$2,170,163

A reconciliation of consolidated changes in equity for the nine months ended September 30, 2009 is as follows:

	Amphenol Corporation Shareholders
	Common Stock		Additional Paid-	Accumulated	Accum. Other Comprehensive	Noncontrolling	Total
	Shares	Amount	In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2008	171	$171	$22,746	$1,467,099	$(140,591)	$19,144	$1,368,569
Net income				230,195		7,044	237,239
Translation adjustments					25,255	(1,279)	23,976
Reclassification of interest rate derivatives					8,409		8,409
Defined benefit plan liability adjustment, net of tax					(294)		(294)
Dividends paid to shareholders of noncontrolling interests						(7,978)	(7,978)
Stock options exercised, including tax benefit	1	1	5,596				5,597
Stock compensation			131				131
Dividends declared				(7,711)			(7,711)
Stock-based compensation expense			15,259				15,259
Balance as of September 30, 2009	172	$172	$43,732	$1,689,583	$(107,221)	$16,931	$1,643,197

Note 8-Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation shareholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation shareholders by the weighted-average number of common shares and dilutive common shares outstanding. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2010 and 2009 is as follows (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to Amphenol Corporation shareholders	$137,268	$80,915	$365,292	$230,195
Basic weighted average common shares outstanding	173,813,753	171,428,237	173,535,255	171,311,072
Effect of dilutive stock options	2,410,996	2,500,352	2,362,197	2,250,892
Diluted weighted average common shares outstanding	176,224,749	173,928,589	175,897,452	173,561,964
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.79	$0.47	$2.11	$1.34
Diluted	$0.78	$0.47	$2.08	$1.33

Excluded from the computations above were anti-dilutive common shares of 4,394,863 and 7,742,280 for the three months ended September 30, 2010 and 2009, respectively, and 3,530,395 and 6,312,698, respectively, for the nine months ended September 30, 2010 and 2009.

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

Note 10-Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of Amphenol Corporation and Subsidiaries, and the Company also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors.  As of September 30, 2010, there were no shares of common stock available for the granting of additional stock options under the 2000 Option Plan, and there were 10,031,960 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of September 30, 2010, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 140,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods. For the three months ended September 30, 2010, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $6,965 and $5,376, respectively, and these reductions were $18,580 and $14,269, respectively, for the nine months ended September 30, 2010.  For the three months ended September 30, 2009, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $5,231 and $3,793, respectively, and these reductions were $15,259 and $11,235, respectively, for the nine months ended September 30, 2009. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock option activity for the nine months ended September 30, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2009	12,704,303	$29.58	7.16	$210,902
Options exercised	(160,368)	19.78
Options forfeited	(58,800)	36.66
Options outstanding as of March 31, 2010	12,485,135	$29.67	6.93	$163,902
Options granted	2,589,500	42.99
Options exercised	(222,215)	19.01
Options forfeited	(53,140)	35.57
Options outstanding as of June 30, 2010	14,799,280	$32.14	7.29	$128,692
Options granted	5,000	42.34
Options exercised	(596,245)	21.73
Options forfeited	(119,950)	37.14
Options outstanding as of September 30, 2010	14,088,085	$32.47	7.10	$232,580
Vested and non-vested options expected to vest at September 30, 2010	12,990,702	$32.01	6.98	$220,501
Exercisable options as of September 30, 2010	6,433,689	$26.09	5.45	$147,290

A summary of the status of the Company’s non-vested options as of September 30, 2010 and changes during the nine months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options as of December 31, 2009	7,509,986	$11.45
Options vested	(400)	5.36
Options forfeited	(50,000)	11.66
Non-vested options as of March 31, 2010	7,459,586	$11.45
Options granted	2,589,500	14.69
Options vested	(2,234,400)	10.59
Options forfeited	(53,140)	11.95
Non-vested options as of June 30, 2010	7,761,546	$12.77
Options granted	5,000	14.68
Options vested	(2,600)	11.87
Options forfeited	(109,550)	12.68
Non-vested options as of September 30, 2010	7,654,396	$12.78

During the three and nine months ended September 30, 2010 and 2009, the following activity occurred under the Company’s option plans:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total intrinsic value of stock options exercised	$13,566	$1,705	$23,265	$5,741
Total fair value of stock awards vested	31	15	23,698	17,311

On September 30, 2010, the total compensation cost related to non-vested options not yet recognized is approximately $77,200 with a weighted average expected amortization period of 3.65 years.

Note 11-Shareholders’ Equity

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20,000,000 shares of its common stock, which expired on January 31, 2010.  In 2010 and 2009, the Company did not repurchase any shares of its common stock under the Program prior to its expiration.

The Company pays a quarterly dividend on its common stock of $.015 per share.  For the three and nine months ended September 30, 2010, the Company paid dividends in the amount of $2,604 and $7,801, respectively. For the three and nine months ended September 30, 2010, the Company declared dividends in the amount of $2,611 and $7,816, respectively.

Note 12-Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have a defined benefit pension plan (the “U.S. Plan”) covering certain of its U.S. employees. Benefits under the U.S. Plan are generally based on years of service and compensation and are generally noncontributory. Certain foreign subsidiaries have defined benefit plans covering their employees. Certain U.S. employees not covered by the U.S. Plan are covered by defined contribution plans. The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits and other postretirement benefits for the three and nine months ended September 30, 2010 and 2009.

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,
	2010	2009	2010	2009
Service cost	$1,439	$1,709	$41	$40
Interest cost	5,661	5,732	197	209
Expected return on plan assets	(5,643)	(5,787)	—	—
Amortization of transition obligation	(27)	(26)	16	16
Amortization of prior service cost	38	516	—	—
Amortization of net actuarial losses	2,631	1,936	221	193
Net pension expense	$4,099	$4,080	$475	$458

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$4,333	$4,996	$124	$120
Interest cost	17,002	16,953	590	627
Expected return on plan assets	(16,917)	(17,237)	—	—
Amortization of transition obligation	(81)	(72)	47	48
Amortization of prior service cost	1,814	1,546	—	—
Amortization of net actuarial losses	7,889	5,773	663	580
Net pension expense	$14,040	$11,959	$1,424	$1,375

The Company makes cash contributions to the U.S. Plan in accordance with minimum funding requirements and may also make voluntary cash contributions.   For the nine months ended September 30, 2010, the Company made cash contributions to the U.S. Plan of $15,000. Voluntary cash contributions to the U.S. Plan in future years will depend on a number of factors, including the investment performance of the U.S. Plan assets.

The Company offers various defined contribution plans for its U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. During the nine months ended September 30, 2010 and 2009, the total matching contributions to these U.S. defined contribution plans were approximately $1,585 and $1,481, respectively.

Note 13-Goodwill and Other Intangible Assets

As of September 30, 2010, the Company has goodwill totaling $1,527,824, of which $1,454,275 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the nine months ended September 30, 2010, goodwill increased by $159,152, primarily as a result of two acquisitions made in the Interconnect Products and Assemblies segment during the period.

The Company’s intangible assets are all subject to amortization except for goodwill. A summary of the Company’s amortizable intangible assets as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$104,100	$24,900	$60,000	$17,700
Proprietary technology	39,800	11,400	39,800	9,300
License agreements	6,000	3,600	6,000	3,100
Trade names and other	9,200	7,700	9,400	7,400
Total	$159,100	$47,600	$115,200	$37,500

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The aggregate amortization expense for the three months ended September 30, 2010 and 2009 was approximately $3,900 and $3,000, respectively.  The aggregate amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $10,100 and $9,300, respectively.  As of September 30, 2010, amortization expense estimated for each of the next five fiscal years is approximately $14,400 in each of 2011 and 2012, $10,500 in 2013, $9,300 in 2014, and $8,600 in 2015.

Note 14—Debt

Senior Notes

In November 2009, the Company issued $600,000 of unsecured 4.75% Senior Notes due in November, 2014 at 99.813% of their face value.  Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  In addition, the Company incurred fees and expenses related to the Senior Notes of $4,650, which were capitalized and are being amortized over the term of the Senior Notes as interest expense. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.  The Company is required to make each interest payment to the holders of record on the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness. The fair value of the Senior Notes at September 30, 2010 was approximately $651,000 based on recent bid prices.

Revolving Credit Facility

In August 2010, the Company refinanced its senior credit facility. The new $1,000,000 unsecured Revolving Credit Facility matures in August 2014. The net proceeds from the financing were used to repay $247,000 of borrowings outstanding under the Company’s previous senior unsecured credit facility. At September 30, 2010, borrowings and availability under the facility were $215,000 and $785,000, respectively.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 225 basis points.  The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At September 30, 2010, the Company was in compliance with the financial covenants under the Revolving Credit Facility. In connection with the refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $542 relating to unamortized deferred debt issue costs.  These costs are included in interest expense on the accompanying Condensed Consolidated Statements of Income. The Company also paid fees and expenses of $6,934 in conjunction with the new senior credit facility which will be deferred and amortized into interest expense through its maturity.

Receivables Securitization Facility

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination and expires in May 2013.  In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as a sale of receivables.  As discussed in Note 2, the Company adopted ASU 2009-16 on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at September 30, 2010 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt. At September 30, 2010, borrowings under the Receivables Securitization Facility were $84,000.   At December 31, 2009, $82,000 of receivables were sold and in 2009 were therefore not reflected in accounts receivable and long-term debt in the accompanying Condensed Consolidated Balance Sheets. Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are now included in interest expense, which are included in other expense for prior periods. Such fees were $370 and $1,090 for the three and nine months ended September 30, 2010, respectively, and were $412 and $1,122 for the three and nine months ended September 30, 2009, respectively.

The carrying value of the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at September 30, 2010.

Note 15—Contingent Consideration

In connection with an acquisition made during the three months ended September 30, 2010, the Company may be required to make contingent consideration payments to the sellers in 2011, based on certain 2010 profitability levels of the acquired company, and in 2012, based on certain 2011 profitability levels of the acquired company, up to a maximum undiscounted amount of $59,000. The Company determined the fair value of the liability for these contingent consideration payments based on a probability-weighted approach.  The probability-weighted approach resulted in a scenario that the Company believes is most likely and will result in the maximum $59,000 contingent consideration being paid in accordance with the Stock Purchase Agreement of which $40,000 would be paid in 2011 and $19,000 in 2012. These amounts were discounted to their fair value and at September 30, 2010, the fair value of the first contingent consideration payment due in 2011 of $39,225 is included in accrued acquisition-related obligations, and the fair value of the second contingent consideration payment due in 2012 of $17,914 is included in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

Note 16—Fair Value Measurements

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments, which are independently valued using market observable Level 1 inputs; derivative instruments, which represent interest rate swaps which expired in July 2010, which are independently valued using market observable Level 2 inputs including interest rate yield curves; and the contingent consideration payments (Note 15) which are valued using the income approach and Level 3 unobservable inputs within the fair value hierarchy. The primary Level 3 inputs used to value the contingent consideration payments were probability weighted payout projections and discount rates.  The Company’s Level 1 short-term investments consist primarily of certificates of deposit with original maturities of twelve months or less. As of September 30, 2010 and December 31, 2009, the fair values of short-term investments were $107,245 and $37,770, respectively.  As of September 30, 2010 and December 31, 2009, the fair values of derivative instruments were nil and $3,664, respectively, which were included in other accrued expenses (Note 17) in the accompanying Condensed Consolidated Balance Sheets. The impact of the credit risk related to these financial assets is immaterial.

The table below sets forth a summary of changes in fair value of the Company’s Level 3 items for the nine months ended September 30, 2010.

Balance at December 31, 2009	$—
Initial recording of fair value of contingent consideration liabilities	56,668
Accretion of discount on contingent consideration liabilities	471
Balance at September 30, 2010	$57,139

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 17- Derivative Instruments

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

Derivative instruments are required to be recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets.  In accordance with the Derivatives and Hedging topic, the Company designates forward interest rate swap agreements on variable-rate borrowings as cash flow hedges. All of the Company’s interest rate swap agreements expired in July 2010.

As of September 30, 2010 and December 31, 2009, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Liabilities
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging topic of the ASC:
Interest rate contracts	Other accrued expenses	$—	$3,664
Total derivatives designated as cash flow hedging instruments		$—	$3,664

For the three and nine months ended September 30, 2010, a gain of $236 and $2,309, respectively, was recognized in accumulated other comprehensive loss associated with interest rate contracts.  Approximately $3,700 was reclassified from accumulated other comprehensive loss into net income during the nine months ended September 30, 2010.

Note 18- Income Taxes

The provision for income taxes for the third quarter and first nine months of 2010 was at an effective rate of 22.8% and 23.2%, respectively. The provision for income taxes for the third quarter and first nine months of 2009 was at an effective rate of 27.5% and 26.4%, respectively.  The rate decrease for the third quarter and nine months of 2010 is due primarily to one time net benefits of approximately $8,400 and $20,700, respectively,  relating primarily to reductions in international tax expense. These reductions relate to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits.

The Company is present in over fifty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2007 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable.  As of September 30, 2010, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $25,098, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $5,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter and nine months ended September 30, 2010 compared to the quarter and nine months ended September 30, 2009

Net sales were $948.5 and $2,604.2 in the third quarter and first nine months of 2010 compared to $716.6 and $2,061.8 for the same periods in 2009, an increase of 32% and 26% in U.S. dollars and 33% and 26% in local currencies, respectively. Sales of interconnect products and assemblies (approximately 93% of sales) increased 36% in U.S. dollars and 37% in local currencies in the third quarter of 2010 compared to the same period in 2009 ($881.3 in 2010 versus $648.0 in 2009) and 28% both in U.S. dollars and local currencies in the first nine months of 2010 compared to the same period in 2009 ($2,402.1 in 2010 versus $1,871.4 in 2009). Sales for the third quarter and first nine months of 2010 increased significantly in all of the Company’s markets primarily as a result of a broad strengthening from a product, customer and geographic perspective and to a lesser extent from acquisitions.  In the first nine months of 2009, sales levels were negatively impacted by weak end market demand, which resulted from the global economic crisis. Sales increases during 2010 occurred in all major geographic regions. Sales of cable products (approximately 7% of sales) decreased 2% in U.S dollars and 3% in local currencies in the third quarter of 2010 compared to the same period in 2009 ($67.1 in 2010 versus $68.5 in 2009) and increased 6% in U.S. dollars and 3% in local currencies in the first nine months of 2010 compared to the same period in 2009 ($202.1 in 2010 versus $190.3 in 2009). The decrease in the third quarter of 2010 compared to the same period in 2009 is primarily due to lower spending in North American broadband markets while the increase in the first nine months of 2010 compared to the same period in 2009 is primarily attributable to an increase in spending in international broadband markets compared to 2009, which had experienced a slowdown in spending resulting from weak economic conditions.

Geographically, sales in the United States in the third quarter and nine months of 2010 increased approximately 38% and 27%, respectively, compared to the same periods in 2009 ($350.6 and $932.3 in 2010 versus $253.2 and $735.0 in 2009).  International sales for the third quarter and first nine months of 2010 increased approximately 29% and 26% in U.S. dollars, respectively, and 30% and 26% in local currencies, respectively, compared to the same periods in 2009 ($597.9 and $1,672.0 in 2010 versus $463.3 and $1,326.7 in 2009). The comparatively stronger U.S. dollar for the third quarter had the effect of decreasing sales by approximately $6.7 compared to foreign currency translation rates for the same period in 2009, and the comparatively weaker U.S. dollar for the first nine months of 2010 had the effect of increasing net sales by approximately $5.3 compared to foreign currency translation rates for the same period in 2009.

The gross profit margin as a percentage of net sales was approximately 32.7% for the third quarter and 32.6% for the first nine months of 2010 compared to 31.3% for both respective periods in 2009.  The operating margins in the Interconnect Products and Assemblies segment increased approximately 2.7% and 2.5% in the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009, primarily as a result of higher volume levels and continued aggressive management of all elements of costs. The operating margins in the Cable Products segment decreased by approximately 2.6% and 1.2% in the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009, primarily as a result of higher relative material costs and the impact of price reductions.

Selling, general and administrative expenses increased to $120.6 and $338.4, or 12.7% and 13.0% of net sales for the third quarter and first nine months of 2010, respectively, compared to $100.1 and $294.5 for the same periods in 2009, which represented 14.0% and 14.3% of net sales for the respective periods. The increase in expense in the third quarter and first nine months of 2010 is primarily attributable to increases in selling expense resulting from higher sales volume and increased research and development spending relating to new product development. Selling, general and administrative expenses includes stock-based compensation expense of $7.0 and $18.6 for the third quarter and first nine months of 2010, respectively, compared to $5.2 and $15.3 for the same periods in 2009.

Interest expense for the third quarter and first nine months of 2010 was $10.6 and $30.6, respectively, compared to $9.0 and $27.1 for the same periods in 2009. The increase in the third quarter and first nine months of 2010 is primarily attributable to higher average interest rates in 2010 compared to the same period in 2009, one-time expenses of $0.5 for the early extinguishment of the Company’s previous credit facility (Note 14) and the inclusion of fees of $0.4 and $1.1 in the third quarter and first nine months of 2010, respectively, on the Company’s Receivables Securitization Facility in interest expense (included in other expense in 2009) in accordance with the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), which was effective January 1, 2010.

The provision for income taxes for the third quarter and first nine months of 2010 was at an effective rate of 22.8% and 23.2%, respectively. The provision for income taxes for the third quarter and first nine months of 2009 was at an effective rate of 27.5% and 26.4%, respectively.  The rate decrease for the third quarter and nine months of 2010 is due primarily to one time net benefits of approximately $8.4 and $20.7, respectively,  relating primarily to reductions in international tax expense. These reductions relate to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits.

The Company is present in over fifty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2007 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2010, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $25.1, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $5.0.

Liquidity and Capital Resources

Cash flow provided by operating activities was $264.2 in the first nine months of 2010.  In the 2010 period, cash flow provided by operating activities was reduced by $82.0 related to the effect of adoption of ASU 2009-16.  Cash flow provided by operating activities excluding the effect of adoption of ASU 2009-16 was $346.2 compared to $430.6 in the same 2009 period.  Excluding the effect of adoption, the decrease in cash flow provided by operating activities is related to an increase in components of working capital offset by an increase in net income and an increase in non-cash expenses including depreciation and stock-based compensation. The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $113.5 in the first nine months of 2010 due primarily to an increase of $172.4 in accounts receivable and increases of $56.5 and $11.3 in inventory and other current assets, respectively, which were partially offset by increases in accounts payable and accrued liabilities of $90.9 and $35.8, respectively.  The components of working capital decreased $108.9 in the first nine months of 2009 due primarily to decreases of $86.0 and $81.4 in accounts receivable and inventory, respectively, which were partially offset by decreases in accounts payable and accrued liabilities of $39.8 and $20.4, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2010. Accounts receivable increased $277.9 to $727.5, resulting from the inclusion of $82.0 of receivables previously sold under the Company’s Receivables Securitization Facility in accordance with the adoption of ASU 2009-16 and also reflecting higher sales levels, the impact of acquisitions of $21.6 and translation resulting from the comparatively weaker U.S. dollar at September 30, 2010 compared to December 31, 2009 (“Translation”).  Days sales outstanding was approximately 67 days at September 30, 2010 compared to 64 days at December 31, 2009.  Inventories increased $78.0 to $539.7, primarily due to the impact of higher sales activity, the impact of acquisitions of $19.9 and Translation.  Inventory days decreased from 80 at December 31, 2009 to 76 at September 30, 2010. Other current assets increased $16.0 to $102.7, primarily due to higher foreign tax receivables and an increase in deferred tax assets during the period.   Land and depreciable assets, net, increased $19.4 to $352.3 primarily due to capital expenditures of $72.3 and the impact of acquisitions of $13.0 offset by depreciation of $64.5. Goodwill increased $159.2 to $1,527.8, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the period. Other long-term assets increased $33.7 to $131.0, primarily due to an increase in identifiable intangible assets resulting from the two acquisitions previously mentioned. Accounts payable increased $103.9 to $396.0, primarily as a result of an increase in purchasing activity during the period related to third quarter sales levels and due to the impact of acquisitions of $14.3. Accrued acquisition-related obligations increased $47.2 to $54.5, primarily due to reflecting contingent consideration obligations of $39.2 associated with an acquisition completed in the third quarter of 2010. Other long-term liabilities increased $15.2 to $43.1, primarily due to contingent consideration obligations expected to be paid in 2012 associated with the aforementioned acquisition completed in the third quarter of 2010.

For the first nine months of 2010, cash flow provided by operating activities of $264.2, net borrowings of $149.8 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $24.9 were used to fund acquisition-related payments and capital expenditures of $164.9 and $72.3, respectively,  to purchase short-term investments of $69.1,  to fund payments to shareholders of noncontrolling interests and dividend payments of $22.6 and $7.8, respectively, and to fund fees and expenses in connection with refinancing the Company’s senior credit facility of $6.9, which resulted in an increase in cash and cash equivalents of $95.9. For the first nine months of 2009, cash provided by operating activities of $430.6, net borrowings from the Revolving Credit Facility of $6.1 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $5.4 were used to fund acquisition-related payments of $272.7, capital expenditures of $45.6, purchases of short-term investments of $14.1, dividend payments of $7.7, payments to shareholders of noncontrolling interests of $5.3, which resulted in an increase in cash on hand of $92.6.

In November 2009, the Company issued $600.0 of unsecured 4.75% Senior Notes due in November, 2014 at 99.813% of their face value.  Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  In addition, the Company incurred fees and expenses related to the Senior Notes of $4.7, which were capitalized and are being amortized over the term of the Senior Notes as interest expense. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year.  The Company is required to make each interest payment to the holders of record on the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness. The fair value of the Senior Notes at September 30, 2010 was approximately $651.0 based on recent bid prices.

In August 2010, the Company refinanced its senior credit facility. The new $1,000.0 unsecured Revolving Credit Facility matures in August 2014. The net proceeds from the financing were used to repay $247.0 of borrowings outstanding under the Company’s previous senior unsecured credit facility. At September 30, 2010, borrowings and availability under the facility were $215.0 and $785.0, respectively.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 225 basis points.  The Company also pays certain annual agency and facility fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At September 30, 2010, the Company was in compliance with the financial covenants under the Revolving Credit Facility. In connection with the refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $0.5 relating to unamortized deferred debt issue costs.  These costs are included in interest expense on the accompanying Condensed Consolidated Statements of Income. The Company also paid fees and expenses of $6.9 in conjunction with the new senior credit facility which will be deferred and amortized into interest expense through its maturity.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination and expires in May 2013.   In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as a sale of receivables.  As discussed in Note 2, the Company adopted ASU 2009-16 on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at June 30, 2010 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt.  At September 30, 2010, borrowings under the Receivables Securitization Facility were $84.0.  At December 31, 2009, $82.0 of receivables were sold and in 2009 were therefore not reflected in accounts receivable and long-term debt in the accompanying Condensed Consolidated Balance Sheets. Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are now included in interest expense, which are included in other expense for prior periods. Such fees were $0.4 for both the third quarter of 2010 and 2009 and $1.1 for both the first nine months of 2010 and first nine months of 2009.

The carrying value of the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at September 30, 2010.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company pays a quarterly dividend on its common stock of $.015 per share. For the three and nine months ended September 30, 2010, the Company paid dividends in the amount of $2.6 and $7.8, respectively. For the three and nine months ended September 30, 2010, the Company declared dividends in the amount of $2.6 and $7.8, respectively.  The Company’s debt service requirements consist primarily of principal and interest on Senior Notes, the Revolving Credit Facility and its Receivables Securitization Facility.

The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility and its Receivables Securitization Facility. In addition, the Company had cash, cash equivalents and short-term investments of $587.8 as of September 30, 2010, the majority of which is held in non-U.S. financial institutions. The Company expects that ongoing requirements for operating and capital expenditures, product development activities, repurchases of its common stock, dividends and debt service requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable. However, management believes that the Company’s cash, cash equivalents and short-term investment position, ability to generate strong cash flow from operations and availability under its Revolving Credit Facility will allow it to meet its obligations for the next twelve months.

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20 million shares of its common stock, which expired on January 31, 2010.  In 2010 and 2009, the Company did not repurchase any shares of its common stock under the Program prior to its expiration.

The Company makes cash contributions to the U.S. Pension Plan (the “U.S. Plan”) in accordance with minimum funding requirements and may also make voluntary cash contributions. For the nine months ended September 30, 2010, the Company made cash contributions to the U.S. Plan of $15.0. Voluntary cash contributions to the U.S. Plan in future years will depend on a number of factors, including the investment performance of the U.S. Plan assets.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2009 Annual Report on Form 10-K.  As of September 30, 2010, the Company’s average LIBOR rate was 0.31%.  A 10% change in the LIBOR interest rate at September 30, 2010 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2010, although there can be no assurances that interest rates will not significantly change.

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

Item 4.                                   Removed and Reserved

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
10.1

Receivables Purchase Agreement dated as of May 26, 2009 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2009 10-Q).*

10.2

Receivables Purchase Agreement dated as of May 25, 2010 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2010 10-Q)*

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
10.35

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

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

10.38	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.39	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the June 30, 2006 10-Q).*
10.40	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the June 30, 2006 10-Q).*
10.41	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.42	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.43	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.44	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.45	Fifth Amendment (2009-1) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.45 to the September 30, 2009 10-Q).*
10.46	Sixth Amendment (2009-2) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.46 to the September 30, 2009 10-Q).*
10.57	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.48	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the June 30, 2007 10-Q).*
10.49	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement (filed as Exhibit 10.44 to the December 31, 2008 10-K).*
10.50	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the June 30, 2007 10-Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*    Incorporated herein by reference as stated.

**  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon
Authorized Signatory
and Principal Financial Officer

Date:  November 5, 2010