Form 10-K
period 2010-12-31
AMPHENOL CORP /DE/
filed 2011-02-28
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $6,056 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2010.

As of January 31, 2011, the total number of shares outstanding of Registrant’s Class A Common Stock was 175,933,568.

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

•                  a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation, alternative and traditional energy generation, natural resource exploration and traditional and hybrid- electrical automotive applications; and

•                  commercial aerospace and military applications.

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2010, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $3,554.1 million, $700.4 million and $496.4 million, respectively. The table below summarizes information regarding the Company’s primary markets and end applications for the Company’s products in 2010:

	Information Technology & Communications	Industrial/Automotive	Commercial Aerospace & Military

Percentage of Sales (approximate)	60%	18%	22%

Primary End Applications

Broadband Networks

•   cable modems

•   cable television networks

•   high-speed internet

•   network switching equipment

•   set top converters

Telecommunications and Data Communications

•   computers, personal computers and related peripherals

•   data networking equipment

•   routers and switches

•   servers and storage systems

Wireless Communication Systems

•   base stations

•   cell sites

•   smart mobile devices, including tablets

•   wireless handsets

•   wireless infrastructure equipment

Alternative and traditional energy generation

Automobile on-board electronics and safety systems

Factory automation

Geophysical

Heavy equipment

High speed and traditional rail

Hybrid-electrical vehicles

Instrumentation

Mass transportation

Medical equipment

Natural resource exploration

Military and Commercial Aircraft

•   avionics

•   engine controls

•   flight controls

•   passenger related systems

•   unmanned aerial vehicles

Military communications systems

Missile systems

Ordnance

Radar systems

Satellite and space programs

The Company designs and manufactures connectors and interconnect systems, which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is the second largest connector and interconnect product manufacturer in the world. The Company has developed a broad range of connector and interconnect products for information technology and communications equipment applications including the converging voice, video and data communications markets. The Company offers a broad range of interconnect products for factory automation and motion control systems, machine tools, instrumentation and medical systems, mass transportation applications and automotive applications, including airbags, seatbelt pretensioners and other on-board automotive electronics. In addition, the Company is the leading supplier of high performance, military-specification, circular environmental connectors that require superior reliability and performance under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as solar and wind power generation, oil exploration, medical equipment, hybrid-electrical vehicles and off-road construction.

The Company is a global manufacturer employing advanced manufacturing processes. The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Asia and Africa. The Company sells its products through its own global sales force, independent manufacturers’ representatives and a global network of electronics distributors to thousands of Original Equipment Manufacturers (“OEMs”) in approximately 70 countries throughout the world. The Company also sells certain products to Electronic Manufacturing Services (“EMS”) companies, to Original Design Manufacturing (“ODM”) companies and to communication network operators.  For 2010, approximately 39% of the Company’s net sales were in North America, 17% were in Europe and 44% were in Asia and other countries.

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

The Company and industry analysts estimate that the worldwide sales of interconnect products were approximately $44 billion in 2010. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors and interconnect systems worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 61% in 2010.

The Company’s acquisition strategy is focused on the consolidation of this highly fragmented industry.  The Company targets acquisitions on a global basis in high growth segments that have complementary capabilities to the Company from a product, customer and/or geographic standpoint.  The Company looks to add value to smaller companies through its global capabilities and generally expects acquisitions to be accretive to performance in the first year.  In 2010, the Company invested approximately $180 million on acquisitions. A significant portion of this investment was made on two acquisitions in target markets, including the military aerospace and industrial markets, which broadened and enhanced the Company’s product offerings in these areas.

Business Segments

The following table sets forth the dollar amounts of the Company’s net trade sales by business segment and geographic area. For a discussion of factors affecting changes in sales by business segment and additional financial data by business segment and geographic area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to the Consolidated Financial Statements included in Part II, Item 8 herein.

	2010	2009	2008
	(dollars in thousands)
Net trade sales by business segment:
Interconnect Products and Assemblies	$3,293,119	$2,566,578	$2,950,570
Cable Products	260,982	253,487	285,901

	$3,554,101	$2,820,065	$3,236,471

Net trade sales by geographic area (1):
United States	$1,258,167	$1,001,742	$1,159,349
China	851,626	611,877	557,243
Other International Locations	1,444,308	1,206,446	1,519,879

	$3,554,101	$2,820,065	$3,236,471

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

International Operations

The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.  Approximately 65% of the Company’s sales for the year ended December 31, 2010 were outside the United States and approximately 24% of the Company’s sales were sold to customers in China. The Company has international manufacturing and assembly facilities in China, Taiwan, Korea, India, Japan, Malaysia, Europe, Canada, Latin America, Africa and Australia.  European operations include manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, Slovakia and Estonia and sales offices in most European markets. The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world.  The Company has low cost manufacturing and assembly facilities in China, Malaysia, Mexico, India, Eastern Europe and Africa to serve regional and world markets.  For a discussion of risks attendant to the Company’s foreign operations, see the risk factor titled “The Company is subject to the risks of political, economic and military instability in countries outside the United States” in Part I, Item 1A herein.

Customers

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 6% of net sales for the year ended December 31, 2010. The Company sells its products to over 10,000 customer locations worldwide. The Company’s products are sold directly to OEMs, EMSs, ODMs, cable system operators, telecommunication companies and through manufacturers’ representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a broad portfolio of leading technology solutions, design capability, global presence, and the ability to meet quality and delivery standards while maintaining competitive prices.

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

The Company’s sales to distributors represented approximately 14% of the Company’s 2010 sales. The Company’s recognized brand names, including “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex,” “Sine,” “Spectra-Strip,” “Pyle-National,” “Matrix,” “Kai Jack” and others, together with the Company’s strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

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

Research and Development

The Company’s research and development expense for the creation of new and improved products and processes was $77.6 million, $64.0 million and $68.1 million for 2010, 2009 and 2008, respectively. The Company’s research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet specific customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

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

Competition

The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. In the area of coaxial cable for cable television, the Company believes that it and CommScope, Inc. are the primary world providers of such cable; however, CommScope, Inc. is larger than the Company in this market. In addition, the Company faces competition from other companies that have concentrated their efforts in one or more areas of the coaxial cable market.

Backlog

The Company estimates that its backlog of unfilled orders was $680 million and $534 million at December 31, 2010 and 2009, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications related markets (including wireless communications, telecom & data communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2010, the Company had approximately 39,100  employees worldwide of which approximately 31,000 were located in low cost regions. Of these employees, approximately 32,700 were hourly employees and the remainder were salaried employees. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various environmental laws and regulations, including expenditures for cleanup and monitoring costs and potential damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company has performed remediation activities and is currently performing operations and maintenance and monitoring activities at three off-site disposal sites previously utilized by the Company’s facility in Sidney, New York, and others, to wit the Richardson Hill Road landfill, the Route 8 landfill and the Sidney landfill.  Actions at the Richardson Hill Road and Sidney landfills were undertaken subsequent to designation as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Route 8 landfill was designated as a New York State Inactive Hazardous Waste Disposal Site, with remedial actions taken pursuant to Chapter 6, Section 375-1 of the New York Code of Rules and Regulations. In addition, the Company is currently performing monitoring activities at, and in proximity to, its manufacturing site in Sidney, New York. The Company is also engaged in remediating or monitoring environmental conditions at certain of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at other off-site disposal sites.

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites. The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at the Route 8 landfill and the Richardson Hill Road landfill, and they were jointly ordered to perform work at the Sidney landfill, all as referred to above. All of the costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations. The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

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

Other

The Company’s annual report on Form 10-K and all of the Company’s other filings with the Securities and Exchange Commission (“SEC”) are available, without charge, on the Company’s web site, www.amphenol.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492.

Cautionary Information for Purposes of Forward Looking Statements

Statements made by the Company in written or oral form to various persons, including statements made in this annual report on Form 10-K and other filings with the SEC, that are not strictly historical facts are “forward looking” statements. Such statements should be considered as subject to uncertainties that exist in the Company’s operations and business environment. Certain of the risk factors, assumptions or uncertainties that could cause the Company to fail to conform with expectations and predictions are described below under the caption “Risk Factors” in Part I, Item IA and elsewhere in this annual report on Form 10-K.  Should one or more of these risks or uncertainties occur, or should the Company’s assumptions prove incorrect, actual results may vary materially from those described in this annual report on Form 10-K as anticipated, believed, estimated or expected.  We do not intend to update these forward looking statements.

Item 1A. Risk Factors

Investors should carefully consider the risks described below and all other information in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair the Company’s business and operations.

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

Approximately 60% of the Company’s 2010 revenues came from sales to the communications industry, including telecommunication and data communication, wireless communications and broadband communications. Demand for these products is subject to rapid technological change (see below—“The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant price pressure on their suppliers, including the Company. The loss of one or more of the large communications customers could have a material adverse effect on the Company’s business. There can be no assurance that the Company will be able to continue to compete successfully in the communications industry, and the Company’s failure to do so could have an adverse effect on the Company’s financial condition and results of operations.

Approximately 8% of the Company’s 2010 revenues came from sales to the broadband communications industry. Demand for the Company’s broadband communications products depends primarily on capital spending by cable television operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, acquisitions of cable television operators by non-cable television operators, cable system consolidation within the industry, the financial condition of domestic cable television operators and their access to financing, competition from satellite, telephone and television providers and telephone companies, technological developments and new legislation and regulation of cable television operators. There can be no assurance that existing levels of cable television capital spending will continue or that cable television spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 17% of the Company’s 2010 revenues came from sales to the military market. The Company participates in a broad spectrum of defense programs and believes that no one program accounted for more than 1% of its 2010 revenues. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. The Company’s sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A decline in U.S. defense expenditures and foreign government defense expenditures generally could adversely affect the Company’s business and have an adverse effect on the Company’s financial condition and results of operations.

The Company encounters competition in substantially all areas of its business.

The Company competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time. Competitors include large, diversified companies, some of which have substantially greater assets and financial resources than the Company, as well as medium to small companies. There can be no assurance that additional competitors will not enter the Company’s existing markets, nor can there be any assurance that the Company will be able to compete successfully against existing or new competition, and the inability to do so could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is dependent on the acceptance of new product introductions for continued revenue growth.

The Company estimates that products introduced in the last two years accounted for approximately 25% of 2010 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails to or is significantly delayed in introducing new product line concepts or if the Company’s new products do not meet with market acceptance, its business, financial condition and results of operations may be adversely affected.

Covenants in the Company’s credit agreements may adversely affect the Company.

The Credit Agreement dated as of August 13, 2010 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (the “Revolving Credit Facility”) contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. Although the Company believes none of these covenants is presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility. Upon the occurrence of an event of default under any of the Company’s credit facilities, the lenders could elect to declare amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Revolving Credit Facility and other indebtedness. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Downgrades of the Company’s debt rating could adversely affect the Company’s results of operations and financial condition.

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

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. As of December 31, 2010, $200.9 million or 25% of the Company’s outstanding borrowings were subject to floating interest rates, primarily LIBOR.  In addition, the Company has $600.0 million of unsecured Senior Notes due November 2014 (the “Senior Notes”) outstanding, which were issued at 99.813% of their face value and which have a fixed interest rate of 4.75%.

A 10% change in LIBOR at December 31, 2010 would have no material effect on the Company’s interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2011, although there can be no assurances that interest rates will not significantly change.

The Company’s results may be negatively affected by foreign currency exchange rates.

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency and by managing its working capital. There can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations, which could have an adverse effect on the Company’s results of operations and financial condition.

The Company is subject to the risks of political, economic and military instability in countries outside the United States.

Non-U.S. markets account for a substantial portion of the Company’s business.  During 2010, non-U.S. markets constituted approximately 65% of the Company’s net sales. The Company employs more than 88% of its workforce outside the United States. The Company’s customers are located throughout the world and it has many manufacturing, administrative and sales facilities outside the United States. Because the Company has extensive non-U.S. operations as well as the amount of cash and cash investments that are held at institutions located outside of the U.S., it is exposed to risks that could negatively affect sales, profitability or the liquidity of such cash and cash investments including:

•                  tariffs, trade barriers and trade disputes;

•                  regulations related to customs and import/export matters;

•                  longer payment cycles;

•                  tax issues, such as tax law changes, examinations by taxing authorities, variations in tax laws from country to country as compared to the United States and difficulties in repatriating cash generated or held abroad in a tax-efficient manner;

•                  challenges in collecting accounts receivable;

•                  challenges in repatriating such cash and cash investments if required;

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

The Company has completed a number of acquisitions in the past few years and anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy.  The Company may experience difficulty and unanticipated expense in integrating such acquisitions and the acquisitions may not perform as expected. At December 31, 2010, the total assets of the Company were $4,015.9 million, which included $1,533.3 million of goodwill (the excess of the purchase price over the fair value of net assets of businesses acquired). The Company performs annual evaluations for the potential impairment of the carrying value of goodwill in accordance with the  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Intangibles- Goodwill and Other topic. Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a non-cash charge to its income statement for the impairment of goodwill.

The Company may experience difficulties in obtaining a consistent supply of materials at stable pricing levels, which could adversely affect its results of operations.

The Company uses basic materials like steel, aluminum, brass, copper, bi-metallic products, silver, gold and plastic resins in its manufacturing processes. Volatility in the prices of such material and availability of supply may have a substantial impact on the price the Company pays for such materials. In addition, to the extent such cost increases cannot be recovered through sales price increases or productivity improvements, the Company’s margin may decline.

The Company may not be able to attract and retain key employees.

The Company’s continued success depends upon its continued ability to hire and retain key employees at its operations around the world. Any difficulties in obtaining or retaining the management and other human resource competencies that the Company needs to achieve its business objectives may have an adverse effect on the Company’s performance.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s fixed assets include plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2010, the Company operated a total of 243 plants, warehouses and offices of which (a) the locations in the U.S. had approximately 2.7 million square feet, of which 1.2 million square feet were leased; (b) the locations outside the U.S. had approximately 6.7 million square feet, of which 5.1 million square feet were leased; and (c) the square footage by segment was approximately 8.4 million square feet and 1.0 million square feet for the Interconnect Products and Assemblies segment and the Cable Products segment, respectively.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low sales prices for the common stock for both 2010 and 2009 as reported on the New York Stock Exchange.

	2010		2009
	High	Low	High	Low

First Quarter	$47.01	$37.78	$30.84	$21.55
Second Quarter	47.83	38.40	35.39	27.98
Third Quarter	49.98	38.36	40.24	30.69
Fourth Quarter	54.07	47.37	47.14	35.16

The below graph compares the performance of Amphenol over a period of five years ending December 31, 2010 with the performance of the Standard & Poor’s 500 Stock Index and the average performance of a composite group consisting of peer corporations on a line-of-business basis.  The Company is excluded from this group.  The corporations comprising the composite group are CommScope, Inc., Hubbell Incorporated, Methode Electronics, Inc., Molex, Inc, and Thomas & Betts Corporation.  Total Daily Compounded Return indices reflect reinvested dividends and are weighted on a market capitalization basis at the time of each reported data point.

As of January 31, 2011, there were 38 holders of record of the Company’s common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

The Company pays a quarterly dividend on its common stock of $.015 per share and paid such quarterly dividends in 2009 and 2010.  Cumulative dividends declared and paid during 2010 were $10.4 million, including those declared in 2009 and paid in 2010, and cumulative dividends declared and paid during 2009 were $10.3 million, including those declared in 2008 and paid in 2009.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business (including acquisition related activity), to repurchase shares of its common stock and to repay outstanding indebtedness.

The Company’s Revolving Credit Facility dated as of August 13, 2010 contains financial covenants and restrictions, some of which may limit the Company’s ability to pay dividends, and any future indebtedness that the Company may incur could limit its ability to pay dividends.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2010.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	12,706,324	$33.93	10,306,800
Equity compensation plans not approved by security holders	—	—	—

Total	12,706,324	$33.93	10,306,800

Purchases of Equity Securities

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20 million shares of its common stock which expired on January 31, 2010. The Company did not purchase any shares of its common stock under the Program or otherwise in 2010.  In January 2011, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014.  The price and timing of any such purchases will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.

Item 6.  Selected Financial Data

(dollars in thousands, except per share data)

	2010		2009		2008	2007	2006

Operations
Net sales	$3,554,101		$2,820,065		$3,236,471	$2,851,041	$2,471,430
Net income attributable to Amphenol Corporation	496,405	(1)	317,834	(2)	419,151	353,194	255,691	(3)
Net income per common share—Diluted	2.82	(1)	1.83	(2)	2.34	1.94	1.39	(3)
Financial Condition
Cash, cash equivalents and short-term investments	$624,229		$422,383		$219,415	$186,301	$74,135
Working capital	1,337,140		917,236		701,032	703,327	486,946
Total assets	4,015,857		3,219,184		2,994,159	2,675,733	2,195,397
Long-term debt, including current portion	799,992		753,449		786,459	722,636	680,414
Shareholders’ equity attributable to Amphenol Corporation	2,320,855		1,746,077		1,349,425	1,264,914	902,994
Weighted average shares outstanding—Diluted	176,325,993		173,941,752		178,813,013	182,503,969	183,347,326
Cash dividends declared per share	$0.06		$0.06		$0.06	$0.06	$0.06

(1)          Includes a one-time tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of $20.7 million, or $0.12 per share.

(2)          Includes a one-time charge for expenses incurred in the early extinguishment of interest rate swaps of $4.6 million, less tax benefit of $1.2 million, or $0.02 per share after taxes as well as a one-time tax benefit related to a reserve adjustment from the completion of the audit of certain of the Company’s prior year tax returns of $3.6 million, or $0.02 per share.

(3)          Includes a one-time charge for expenses incurred in connection with a flood at the Company’s Sidney, NY facility of $20.7 million, less tax benefit of $6.5 million, or $0.08 per share after taxes.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2010, 2009 and 2008 has been derived from and should be read in conjunction with the consolidated financial statements included in Part II, Item 8 herein.

Overview

The Company is a global designer, manufacturer and marketer of interconnect and cable products.  In 2010, approximately 65% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

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

The Company’s products are used in a wide variety of applications by numerous customers, the largest of which accounted for approximately 6% of net sales in 2010.  The Company encounters competition in its markets and competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time.  There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability and have competitive prices.  The Company has focused its global resources to position itself to compete effectively in this environment.  The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

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

The Company’s strategic objective is to further enhance its position in its served markets by pursuing the following success factors:

•                  Focus on customer needs;

•                  Design and develop performance-enhancing interconnect solutions;

•                  Establish a strong global presence in resources and capabilities;

•                  Preserve and foster a collaborative, entrepreneurial management structure;

•                  Maintain a culture of controlling costs; and

•                  Pursue strategic acquisitions

For the year ended December 31, 2010, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $3,554.1 million, $700.4 million and $496.4 million, respectively; up 26%, 43% and 56%, respectively, from 2009.  Sales of interconnect products and assemblies and sales of cable products increased in all of the Company’s major markets and geographic regions.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company is its ability to consistently generate cash.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2010, the Company generated operating cash flow of $506.9 million, before a reduction of $82.0 million from the January 1, 2010 adoption of the FASB Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”)(refer to Note 3 to the Consolidated Financial Statements included in Part II, Item 8 herein).

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.4	68.6	67.6
Selling, general and administrative expense	12.9	14.1	12.9
Operating income	19.7	17.3	19.5
Interest expense	(1.2)	(1.5)	(1.2)
Early extinguishment of interest rate swaps	—	(0.2)	—
Other income (expense), net	0.1	—	—
Income before income taxes	18.6	15.8	18.3
Provision for income taxes	(4.5)	(4.2)	(5.0)
Net income	14.1	11.6	13.3
Net income attributable to noncontrolling interests	(0.1)	(0.3)	(0.3)
Net income attributable to Amphenol Corporation	14.0%	11.3%	13.0%

2010 Compared to 2009

Net sales were $3,554.1  million for the year ended December 31, 2010 compared to $2,820.1 million for 2009, an increase of 26% in U.S. dollars and in local currencies and 22% organically (excluding both currency and acquisition impacts).  Sales of interconnect products and assemblies in 2010 (approximately 93% of net sales) increased 28% in U.S. dollars and 29% in local currencies compared to 2009 ($3,293.1 million in 2010 versus $2,566.6 million in 2009). Sales increased in all of the Company’s major end markets, including the telecommunications and data communications, wireless communications, industrial, military/aerospace and automotive markets as a result of a broad strengthening from a product, customer and geographic perspective and to a lesser extent from acquisitions.  Sales to the telecommunications and data communications market increased (approximately $202.7 million) primarily due to increased sales of high speed interconnect products for servers and switching as well as network and storage equipment.  The wireless communications market sales increased (approximately $181.3 million) in all areas, including the mobile device market, primarily related to higher handset and tablet computer demand and in the wireless infrastructure market due to higher cell site installation demand, which also drove higher demand at base station/equipment manufacturers. Industrial market sales increased (approximately $163.9 million) primarily reflecting increased sales to the geophysical and oil and gas, alternative energy, factory automation and instrumentation markets.  Sales to the military/aerospace markets increased (approximately $125.2 million), primarily due to higher demand in the defense market and to a lesser extent the commercial market. Sales to the automotive market increased (approximately $42.8 million) primarily due to the increased demand in the European and U.S. automotive markets including the ramp up of new hybrid electric vehicle platforms. Sales of cable products in 2010 (approximately 7% of net sales) increased 3% in U.S. dollars and were relatively flat in local currencies compared to 2009 ($261.0 million in 2010 versus $253.5 million in 2009), primarily attributed to an increase in spending in international broadband markets, partially offset by lower spending in North American broadband markets.

Geographically, sales in the U.S. in 2010 increased approximately 26% both in U.S. dollars and in local currencies ($1,258.2 million in 2010 versus $1,001.7 million in 2009) compared to 2009.  International sales for 2010 increased approximately 26% both in U.S. dollars and in local currencies ($2,296.0 million in 2010 versus $1,818.3 million in 2009) compared to 2009.  The comparatively weaker U.S. dollar in 2010 had the effect of increasing net sales by approximately $1.1 million when compared to foreign currency translation rates in 2009.

The gross profit margin as a percentage of net sales was 32.6% in 2010 compared to 31.4% in 2009. The operating margin for interconnect products and assemblies increased approximately 2.3% compared to the prior year,  primarily as a result of higher volume levels combined with the proactive and aggressive management of all elements of costs.  Cable operating margins decreased 1.7% primarily as a result of higher relative material costs and the impact of market price reductions.

Selling, general and administrative expenses were $457.9 million and $397.6 million in 2010 and 2009, or approximately 13% and 14% of net sales for 2010 and 2009, respectively.  The increase in expense in 2010 is primarily attributable to increases in the major components of selling, general and administrative expenses. Selling and marketing expenses increased approximately $17.1 million in 2010 due primarily to the higher sales volume and the impact on related costs such as freight and employee costs. Research and development expenditures increased approximately $13.6 million, reflecting increases in expenditures for new product development and represented approximately 2% of sales for both 2010 and 2009.  Administrative expenses increased approximately $29.6 million, primarily related to an increase in stock-based compensation expense, amortization of identified intangible assets and employee incentive payments, and represented approximately 5% of sales for both 2010 and 2009.

Interest expense was $40.7 million for 2010 compared to $36.6 million for 2009. The increase is primarily attributable to the inclusion of fees of $1.5 million in 2010 on the Company’s Receivables Securitization Facility in interest expense (included in other expense, net in 2009) in accordance with the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), which was effective January 1, 2010 (Note 3) and is also attributable to one-time expenses of $0.5 million for the early extinguishment of the Company’s previous credit facility (Note 3) and a full year of deferred debt issue costs in the 2010 related to the Senior Notes issuance in November 2009.

The provision for income taxes was at an effective rate of 24.3% in 2010 and 26.7% in 2009.  The 2010 tax rate reflects a reduction in tax expense of $20.7 million relating primarily to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits.  The 2009 tax rate reflects a reduction in tax expense of $3.6 million for tax reserve adjustments relating to the completion of the audit of certain of the Company’s prior year tax returns.  Excluding these adjustments, the Company’s effective tax rate for 2010 and 2009 was 27.4% and 27.5%, respectively.

The Company is present in over fifty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years

2007 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2010, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $23.3 million, the majority of which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $4.8 million.

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

The provision for income taxes was at an effective rate of 26.7% in 2009 and 27.5% in 2008.  The lower effective tax rate in 2009 results primarily from a smaller decrease in income during 2009 in lower rate jurisdictions and includes a reduction in tax expense of $3.6 million for tax reserve adjustments relating to the completion of the audit of certain of the Company’s prior year tax returns.

Liquidity and Capital Resources

Cash flow provided by operating activities was $424.9 million for 2010. Cash flow provided by operating activities was reduced by $82.0 million related to the effect of adoption of ASU 2009-16 (refer to Note 3 to the Consolidated Financial Statements).  Cash flow provided by operating activities excluding the effect of adoption of ASU 2009-16 was $506.9 million compared to $582.3 million and $481.5 million 2009 and 2008, respectively. Excluding the effect of adoption, the decrease in cash flow provided by operating activities in 2010 compared to 2009 is primarily attributable to an increase in the components of working capital compared to decreases in these components in 2009 offset by an increase in net income and an increase in non-cash expenses, including depreciation and stock-based compensation expense. The increase in cash flow provided by operating activities in 2009 compared to 2008 is primarily attributable to decreases in the components of working capital compared to increases in these components in 2008 and an increase in depreciation and amortization partially offset by a decrease in net income.

The components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $120.1million in 2010 due primarily to a $157.7 million increase in accounts receivable, an increase of $65.2 million in inventory and an increase of $5.6 million in other current assets partially offset by a $76.9 million increase in accounts payable and a $31.5 million increase in accrued liabilities.

The components of working capital decreased $125.6 million in 2009 due primarily to decreases in accounts receivable, inventory and other current assets of $96.6 million, $76.3 million and $6.0 million, respectively, offset by a $31.7 million decrease in accounts payable, a $3.0 million decrease in accounts receivable sold under the Company’s receivable securitization program and a $2.6 million decrease in accrued liabilities.

The components of working capital increased $40.0 million in 2008 due primarily to increases in inventory of $47.6 million and other current assets of $7.5 million partially offset by a $32.2 million increase in accrued liabilities, a $2.7 million increase in accounts payable and a $1.5 million decrease in accounts receivable.

The following represents the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets in 2010. Accounts receivable increased $269.0 million to $718.5 million, resulting from the inclusion of $82.0 million of receivables previously sold under the Company’s Receivables Securitization Facility in accordance with the adoption of ASU 2009-16 (refer to Note 3 to the Consolidated Financial Statements) and also reflecting higher sales levels, the impact of acquisitions of $22.0 million and translation resulting from the comparatively weaker U.S. dollar at December 31, 2010 compared to December 31, 2009 (“Translation”).  (For further discussion of the adoption of ASU 2009-16, refer to Note 3 to the Consolidated Financial Statements).  Days sales outstanding increased to approximately 68 days from 64 days in 2009.  Inventory increased $87.4 million to $549.2 million, primarily due to the impact of higher sales activity, the impact of acquisitions of $18.8 million and Translation. Inventory days at December 31, 2010 and 2009 were 77 and 80, respectively.  Land and depreciable assets, net, increased $34.1 million to $367.0 million reflecting capital expenditures of $109.5 million, as well as assets from acquisitions of approximately $14.2 million and Translation offset by depreciation of $86.1 million and disposals. Goodwill increased $164.6 million to $1,533.3 million, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment completed during the year. Other long-term assets increased $26.2 million to $123.4 million primarily due to an increase in identifiable intangible assets resulting from 2010 acquisitions partially offset by a decrease in long-term deferred tax assets of $9.2 million. Accounts payable increased $92.8 million to $385.0 million primarily as a result of an increase in purchasing activity during the year related to higher sales levels and due to the impact of acquisitions of $14.8 million. Accrued acquisition-related obligations increased $32.4 million to $39.6 million, primarily reflecting contingent consideration obligations of $39.6 million relating to an acquisition completed in 2010 partially offset by payments and adjustments to accrued acquisition-related obligations relating to previous acquisitions. Other long-term liabilities increased $14.0 million to $41.9 million, primarily due to contingent consideration obligations expected to be paid in 2012 associated with the aforementioned acquisition in 2010.

In 2010, cash flow provided by operating activities of $424.9 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $61.3 million, net borrowings of  $45.4 million and proceeds from disposal of fixed assets of $1.9 million were used to fund acquisition-related payments of $180.4 million, capital expenditures of $109.5 million, purchases of short-term investments of $60.2 million, payments to shareholders of noncontrolling interests of $24.6 million, dividend payments of $10.4 million,  and to fund fees and expenses in connection with refinancing the Company’s Revolving Credit Facility of $7.0 million, which resulted in an increase in cash and cash equivalents of $141.3 million.  In 2009, cash flow provided by from operating activities of $582.3 million, proceeds from the issuance of Senior Notes of $598.9 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $41.6 million and proceeds from disposal of fixed assets of $3.2 million were used to fund $280.0 million of acquisitions, including payments for performance-based additional cash consideration, capital expenditures of $63.1 million, purchases of short-term investments of $33.3 million, payments to shareholders of noncontrolling interests of $23.3 million, dividend payments of $10.3 million,  net repayments of the Revolving Credit Facility and foreign debt of  $631.9 million, costs related to the issuance of Senior Notes and the early extinguishment of  interest rate swap agreements of $4.7 million and $4.6 million, respectively, which resulted in an increase in cash and cash equivalents on hand of $169.6 million.  At December 31, 2010 and 2009, the Company had cash, cash equivalents and short-term investments of $624.2 million and $422.4 million, respectively.  The majority of these amounts are located outside of the U.S.

In November 2009, the Company issued $600.0 million in principal amount of its unsecured 4.75% Senior Notes due in November 2014 (the “Senior Notes”) at 99.813% of their face value ($0.9 million unamortized at December 31, 2010). Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s senior credit facility.  In addition, the Company incurred fees and expenses related to the Senior Notes of $4.7 million, which were deferred and are being amortized using the effective interest method over the term of the Senior Notes as interest expense.  Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1.  The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the Senior Notes at December 31, 2010 was approximately $638.7 million based on recent bid prices.

In August 2010, the Company refinanced its senior credit facility. The new $1,000.0 million unsecured revolving credit facility (the “Revolving Credit Facility”) matures in August 2014. The net proceeds from the refinancing were used to repay $247.0 million of borrowings outstanding under the Company’s previous senior unsecured credit facility. At December 31, 2010, borrowings and availability under the facility were $103.6 million and $896.4 million, respectively.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 225 basis points.  The Company also pays certain annual agency and commitment fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At December 31, 2010, the Company was in compliance with such financial covenants. In connection with the refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $0.5 million relating to unamortized deferred debt issue costs. These costs are included in interest expense on the accompanying Consolidated Statements of Income. The Company also paid fees and expenses of $6.9 million in conjunction with the new Revolving Credit Facility, which are deferred and amortized into interest expense through its maturity.

A subsidiary of the Company has an agreement with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 million in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination and expires in May 2013.  In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as a sale of receivables.  As discussed in Note 3 to the Consolidated Financial Statements, the Company adopted ASU 2009-16 on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Consolidated Statements of Cash Flows, and the value of the outstanding undivided interest held by investors at December 31, 2010 is accounted for as a secured borrowing and is included in the Company’s Consolidated Balance Sheets as long-term debt.  At December 31, 2010, borrowings under the Receivables Securitization Facility were $92.0 million.  At December 31, 2009, $82.0 million of receivables were sold and were therefore not reflected in accounts receivable and long-term debt in the accompanying  Consolidated Balance Sheets. Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility, which were included in other expense, net for prior periods, are now included in interest expense. Such fees were approximately $1.5 million for both 2010 and 2009.

The carrying value of the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at December 31, 2010.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions. The Company expects that capital expenditures in 2011 will be approximately $120.0 to $140.0 million. The Company pays a quarterly dividend on its common stock of $.015 per share.  Cumulative dividends declared and paid during 2010 were $10.4 million, including those declared in 2009 and paid in 2010.  The Company’s debt service requirements consist primarily of principal and interest on Senior Notes, the Revolving Credit Facility and its Receivables Securitization Facility.

The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility, the Receivables Securitization Facility and cash, cash equivalents and short-term investments.  The Company expects that ongoing cash requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivable.  However, management believes that the Company’s cash, cash equivalents and short-term investment position, ability to generate strong cash flow from operations, availability under its Revolving Credit Facility and its Receivables Securitization Facility will allow it to meet its obligations for the next twelve months.

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20 million shares of its common stock which expired on January 31, 2010. The Company did not purchase any shares of its common stock under the Program or otherwise in 2010.  In January 2011, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014.  The price and timing of any such purchases will depend on factors such as debt levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.

Environmental Matters

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites. The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at two sites, the “Route 8” landfill and the “Richardson Hill Road” landfill, and they were jointly ordered to perform work at another site, the “Sidney” landfill. All of the costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations. The environmental investigations, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

Inflation and Costs

The cost of the Company’s products is influenced by the cost of a wide variety of raw materials, including precious metals such as gold and silver used in plating; aluminum, copper, brass and steel used for contacts; shells and cable; and plastic materials used in molding connector bodies, inserts and cable.  In general, increases in the cost of raw materials, labor and services have been offset by price increases, productivity improvements and cost saving programs.

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

Adoption of New Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-16, which limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  The Company adopted ASU 2009-16 on January 1, 2010.  As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Company’s Receivables Securitization Facility as a sale.  In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Consolidated Statements of Cash Flow (resulting in a reduction of cash flow provided by operating activities, and increase in cash provided by financing activities, of $82.0 million for the year ended December 31, 2010) and recognized as long-term debt in the Company’s Consolidated Balance Sheets.  Refer to the discussion of the Company’s Receivables Securitization Facility in Note 3 to the Consolidated Financial Statements.

In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements was effective for interim and annual reporting periods beginning after December 15, 2009 and the new guidance related to Level 3 fair value measurements was effective for fiscal years beginning after December 15, 2010 and interim periods during those fiscal years. Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements. The Company’s adoption of the new guidance did not have a material impact on its consolidated financial statements and related notes.  Refer to the Fair Value Measurements disclosure in Note 4 to the Consolidated Financial Statements.

Pensions

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (“U.S. Plans”), which subject to the curtailment described below, cover its U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries also have defined benefit plans covering their employees (the “International Plans”). The pension expense for the U.S. Plans and International Plans (the “Plans”) approximated $18.0 million, $16.5 million and $12.2 million in 2010, 2009 and 2008, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including a weighted — average discount rate, rate increase of future compensation levels, and an expected long-term rate of return on the respective Plans’ assets.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate for the U.S. Plans on this basis was 5.20% at December 31, 2010 and 5.75% at December 31, 2009. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the accrued benefit obligation would have decreased or increased by approximately $19.8 million.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 10%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of approximately 9% and 40% with fixed income managers, with an expected long-term rate of return of approximately 7%.  As of December 31, 2010, the asset allocation was 59% with equity managers and 36% with fixed income managers and 5% in cash. As of December 31, 2009, the asset allocation was 59% with equity managers and 38% with fixed income managers and 3% in cash. The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate.  Based on this methodology, the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plans at both December 31, 2010 and 2009 is approximately 8.25%.

Effective January 1, 2007, the Company effected a curtailment related to one of the U.S. Plans, which resulted in no additional benefits being credited to salaried employees who had less than 25 years of service with the Company, or who had not attained age 50 and who had less than 15 years of service with the Company.  For affected employees, the curtailment in additional U.S. Plan benefits was replaced with a Company match defined contribution plan to which the Company contributed approximately $2.2 million and $2.0 million in 2010 and 2009, respectively.

The Company made cash contributions to the Plans of $17.3 million and $2.6 million in 2010 and 2009, respectively. The total liability for accrued pension and post-employment benefit obligations under the Company’s pension and post-retirement benefit plans increased in 2010 to $179.9 million ($3.3 million of which is included in other accrued expenses representing required contributions to be made during 2011 for unfunded foreign plans) from $176.5 million in 2009 primarily due to a reduction of the discount rate assumption compared to 2009 offset by an increase in plan assets. The Company estimates that, based on current actuarial calculations, it will make a cash contribution to the Plans in 2011 of approximately $19.4 million, the majority of which is related to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of the respective Plans’ assets.

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

Revenue Recognition - The Company’s primary source of revenues is from product sales to its customers.  Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earning process is complete and revenue is measurable.  Delivery is determined by the Company’s shipping terms, which are primarily freight on board shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.  The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communication market (approximately 7% of consolidated sales), the Company pays for shipping cost to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

Inventories - Inventories are stated at the lower of standard cost, which approximates average cost, or market. Provisions for slow-moving and obsolete inventory are made based on historical experience and product demand. Should future product demand change, existing inventory could become slow-moving or obsolete, and provisions would be increased accordingly.

Depreciable Assets - Property, plant and equipment are carried at cost less accumulated depreciation. The appropriateness and the recoverability of the carrying value of such assets are periodically reviewed taking into consideration current and expected business conditions.  The Company has not recorded any significant impairments.

Goodwill - The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units in accordance with ASC topic Intangibles — Goodwill and Other as of each June 30. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these reportable business segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and to compare that to the carrying value of the reporting unit.  If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of testing would be performed to measure the impairment loss.  The second step of the goodwill impairment test would require the comparison of the implied fair value of reporting unit goodwill to the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess. The second step of the goodwill impairment test was not required.

As of June 30, 2010, and for each previous year in which the impairment test has been performed, the fair market value of the Company’s reporting units exceeded their carrying values and therefore no impairment was recognized.

Defined Benefit Plan Obligation - The defined benefit plan obligation is based on significant assumptions such as mortality rates, discount rates and plan asset rates of return as determined by the Company in consultation with the respective benefit plan actuaries and investment advisors.

Income Taxes - Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.  The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The significant accounting policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2010, as well as an estimate of the timing in which such obligations are expected to be satisfied.

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$799,992	$352	$92,548	$706,252	$840
Interest related to Senior Notes	114,000	28,500	57,000	28,500	—
Operating leases	83,526	24,988	33,483	16,278	8,777
Purchase obligations	166,019	163,023	2,996	—	—
Accrued acquisition-related obligations (2)	59,000	40,000	19,000	—	—
Accrued pension and post employment benefit obligations (3)	50,809	17,122	10,740	8,384	14,563
Total (4)	$1,273,346	$273,985	$215,767	$759,414	$24,180

(1)          The Company has excluded expected interest payments on the Revolving Credit Facility and the Receivables Securitization Facility from the above table, as this calculation is largely dependent on average debt levels the Company expects to have at the end of each of the years presented.  The actual interest payments made related to the Revolving Credit Facility and Receivables Securitization Facility in 2010 were $11.1 million. Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by such items as future acquisitions, repurchases of treasury stock, dividend payments as well as payments or additional borrowing made to reduce or increase the underlying revolver balance.

(2)          Accrued acquisition-related obligations consist of obligations for additional purchase price and performance-based cash consideration.

(3)          Included in this table are estimated benefit payments expected to be made under the Company’s unfunded pension and post-retirement benefit plans. The Company also maintains several funded pension and post-retirement benefit plans, the most significant of which covers its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plans due to prior contributions made in excess of minimum requirements, however, the Company did make a voluntary contribution of approximately $15 million in 2010.  The Company anticipates making a contribution to the U.S. Plans of approximately $15 million in 2011.  An anticipated minimum required contribution of approximately $13 million was included in the above table related to the U.S. Plans for 2011. It is not possible to reasonably estimate expected required contributions in the above table after 2011 since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(4)          As of December 31, 2010, the Company has non-current liabilities of approximately $23.3 million recognized in accordance with the Income Taxes topic of the ASC.  These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows; it is difficult to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk by producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency and by managing its working capital although there can be no assurance that this approach will be successful, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations. The Company does not engage in purchasing forward exchange contracts for trading or speculative purposes.

Interest Rate Risk

At December 31, 2010, the Company’s average LIBOR rate was 0.28%.  A 10% change in the LIBOR interest rate at December 31, 2010 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2011, although there can be no assurances that interest rates will not significantly change.

In November 2009, the Company issued $600.0 million of the Senior Notes at 99.813% of their face value due in November 2014 with a fixed interest rate of 4.75%.

Refer to Note 6 of the Consolidated Financial Statements for a discussion of derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Amphenol Corporation

Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity and other comprehensive income, and cash flow for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut

February 28, 2011

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Net sales	$3,554,101	$2,820,065	$3,236,471
Cost of sales	2,395,873	1,933,511	2,187,318
Gross profit	1,158,228	886,554	1,049,153

Selling, general and administrative expenses	457,871	397,641	416,914
Operating income	700,357	488,913	632,239

Interest expense	(40,741)	(36,586)	(39,627)
Early extinguishment of interest rate swaps	—	(4,575)	—
Other income (expense), net	4,072	(1,225)	(32)
Income before income taxes	663,688	446,527	592,580
Provision for income taxes	(161,275)	(119,311)	(163,003)
Net income	502,413	327,216	429,577
Less: Net income attributable to noncontrolling interests	(6,008)	(9,382)	(10,426)
Net income attributable to Amphenol Corporation	$496,405	$317,834	$419,151
Net income per common share – Basic	$2.86	$1.85	$2.39

Weighted average common shares outstanding – Basic	173,785,650	171,607,643	175,663,797

Net income per common share – Diluted	$2.82	$1.83	$2.34

Weighted average common shares outstanding - Diluted	176,325,993	173,941,752	178,813,013

Dividends declared per common share	$0.06	$0.06	$0.06

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$525,888	$384,613
Short-term investments	98,341	37,770
Total cash, cash equivalents and short-term investments	624,229	422,383
Accounts receivable, less allowance for doubtful accounts of $14,946 and $18,785, respectively (Note 3)	718,545	449,591
Inventories, net:
Raw materials and supplies	162,439	124,192
Work in process	231,719	215,883
Finished goods	155,011	121,675
	549,169	461,750
Other current assets	100,187	86,671
Total current assets	1,992,130	1,420,395
Land and depreciable assets:
Land	19,400	20,008
Buildings and improvements	158,426	152,265
Machinery and equipment	800,178	735,789
	978,004	908,062
Accumulated depreciation	(611,008)	(575,187)
	366,996	332,875
Goodwill	1,533,299	1,368,672
Other long-term assets	123,432	97,242
	$4,015,857	$3,219,184

Liabilities & Equity
Current Liabilities:
Accounts payable	$384,963	$292,122
Accrued salaries, wages and employee benefits	75,183	64,143
Accrued income taxes	65,311	57,272
Accrued acquisition-related obligations	39,615	7,244
Other accrued expenses	89,566	81,979
Short-term debt	352	399
Total current liabilities	654,990	503,159
Long-term debt (Note 3)	799,640	753,050
Accrued pension and post-employment benefit obligations	176,636	172,235
Other long-term liabilities	41,876	27,922
Commitments and contingent liabilities (Notes 3, 11 and 16)
Equity:
Class A Common Stock, $.001 par value; 500,000,000 shares authorized; 175,550,683 and 173,209,928 shares issued and outstanding at December 31, 2010 and 2009, respectively	176	174
Additional paid-in capital	144,855	71,368
Accumulated earnings	2,260,581	1,774,625
Accumulated other comprehensive loss	(84,757)	(100,090)
Total shareholders’ equity attributable to Amphenol Corporation	2,320,855	1,746,077
Noncontrolling interests	21,860	16,741
Total equity	2,342,715	1,762,818

	$4,015,857	$3,219,184

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

(dollars in thousands, shares in millions)

	Common Stock		Additional Paid in Capital	Comprehensive	Accumulated	Accum. Other Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	(Deficit)	Income (Loss)	Earnings	Income (Loss)	Stock	Interests	Equity
Balance January 1, 2008	181	$181	$(43,647)		$1,431,635	$(43,644)	$(79,611)	$14,834	$1,279,748
Comprehensive income:
Net income				$429,577	419,151			10,426	429,577
Other comprehensive income, net of tax:
Translation adjustments				(39,518)		(36,589)		(2,929)	(39,518)
Revaluation of interest rate derivatives				(8,691)		(8,691)			(8,691)
Defined benefit plan liability adjustment				(51,667)		(51,667)			(51,667)
Other comprehensive loss				(99,876)
Comprehensive income				$329,701
Purchase of noncontrolling interests								(445)	(445)
Acquisitions resulting in noncontrolling interests								197	197
Distributions to shareholders of noncontrolling interests								(2,939)	(2,939)
Purchase of treasury stock							(293,626)		(293,626)
Retirement of treasury stock	(11)	(11)			(373,226)		373,237		—
Stock compensation			198						198
Stock options exercised, including tax benefit	1	1	49,879						49,880
Dividends declared					(10,461)				(10,461)
Stock-based compensation expense			16,316						16,316
Balance December 31, 2008	171	$171	$22,746		$1,467,099	$(140,591)	$—	$19,144	$1,368,569
Comprehensive income:
Net income				$327,216	317,834			9,382	327,216
Other comprehensive income, net of tax:
Translation adjustments				22,521		23,793		(1,272)	22,521
Revaluation of interest rate derivatives				13,354		13,354			13,354
Defined benefit plan liability adjustment				3,354		3,354			3,354
Other comprehensive income				39,229
Comprehensive income				$366,445
Purchase of noncontrolling interests			(14,529)					(1,367)	(15,896)
Acquisitions resulting in noncontrolling interests								983	983
Distributions to shareholders of noncontrolling interests								(10,129)	(10,129)
Stock compensation			131						131
Stock options exercised, including tax benefit	2	3	42,780						42,783
Dividends declared					(10,308)				(10,308)
Stock-based compensation expense			20,240						20,240
Balance December 31, 2009	173	$174	$71,368		$1,774,625	$(100,090)	$—	$16,741	$1,762,818
Comprehensive income:
Net income				$502,413	496,405			6,008	502,413
Other comprehensive income, net of tax:
Translation adjustments				18,504		17,465		1,039	18,504
Revaluation of interest rate derivatives				2,363		2,363			2,363
Defined benefit plan liability adjustment				(4,495)		(4,495)			(4,495)
Other comprehensive income				16,372
Comprehensive income				$518,785
Purchase of noncontrolling interests			(12,375)					(7,792)	(20,167)
Acquisitions resulting in noncontrolling interests								10,285	10,285
Distributions to shareholders of noncontrolling interests								(4,421)	(4,421)
Stock options exercised, including tax benefit	3	2	60,477						60,479
Dividends declared					(10,449)				(10,449)
Stock-based compensation expense			25,385						25,385
Balance December 31, 2010	176	$176	$144,855		$2,260,581	$(84,757)	$—	$21,860	$2,342,715

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008

Net income	$502,413	$327,216	$429,577
Adjustments for cash from operating activities:
Depreciation and amortization	102,846	98,524	91,302
Net change in receivables sold under Receivables Securitization Facility (Note 3)	(82,000)	(3,000)	—
Stock-based compensation expense	25,385	20,240	16,316
Net change in operating assets and liabilities:
Accounts receivable	(157,657)	96,588	1,419
Inventory	(65,179)	76,332	(47,570)
Other current assets	(5,637)	6,017	(7,504)
Excess tax benefits from stock-based payment arrangements	(14,692)	(16,085)	(21,307)
Accounts payable	76,932	(31,709)	2,699
Accrued income taxes	(3,996)	16,920	13,623
Other accrued liabilities	35,466	(19,494)	18,644
Accrued pension and post employment benefits	(1,247)	6,526	(15,940)
Other long-term assets	11,658	8,842	1,900
Other	601	(4,620)	(1,636)
Cash flow provided by operating activities	424,893	582,297	481,523

Cash flow from investing activities:
Additions to property, plant and equipment	(109,458)	(63,058)	(108,280)
Proceeds from disposal of fixed assets	1,851	3,224	940
Purchases of short-term investments	(198,228)	(46,786)	(26,260)
Sales and maturities of short-term investments	138,012	13,444	23,322
Acquisitions, net of cash acquired	(180,402)	(280,014)	(135,807)
Cash flow used in investing activities	(348,225)	(373,190)	(246,085)

Cash flow from financing activities:
Long-term borrowings under credit facilities (Note 3)	793,406	609,648	469,000
Repayments of long-term debt	(748,017)	(1,241,582)	(407,086)
Borrowings under senior notes	—	598,878	—
Settlement of interest rate swap agreements	—	(4,575)	—
Payment of fees and expenses related to debt financing	(6,975)	(4,650)	—
Purchase of treasury stock	—	—	(293,625)
Proceeds from exercise of stock options	46,616	25,481	27,081
Excess tax benefits from stock-based payment arrangements	14,692	16,085	21,307
Distributions to and purchases of noncontrolling interests	(24,588)	(23,328)	—
Dividend payments	(10,413)	(10,279)	(10,617)
Cash flow provided by (used in) financing activities	64,721	(34,322)	(193,940)
Effect of exchange rate changes on cash and cash equivalents	(114)	(5,159)	(10,152)
Net change in cash and cash equivalents	141,275	169,626	31,346
Cash and cash equivalents balance, beginning of year	384,613	214,987	183,641
Cash and cash equivalents balance, end of year	$525,888	$384,613	$214,987

Cash paid during the year for:
Interest	$40,124	$38,532	$39,180
Income taxes	133,068	117,122	124,929

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the fair value of acquired assets and liabilities, stock-based compensation, pension obligations, gains or losses on derivative instruments, accounting for income taxes and other matters that affect the consolidated financial statements and related disclosures.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of less than three months. The carrying amounts approximate fair values of those instruments, the majority of which are in non-U.S. accounts.

Accounts Receivable

Accounts receivable is stated at net realizable value.  The Company regularly reviews accounts receivable balances and adjusts the carrying value as necessary whenever events or circumstances indicate the carrying value may not be recoverable.

Inventories

Inventories are stated at the lower of standard cost, which approximates average cost, or market. The principal components of cost included in inventories are materials, direct labor and manufacturing overhead. The Company regularly reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand.

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets which range from 3 to 12 years for machinery and equipment and 20 to 40 years for buildings. Leasehold building improvements are depreciated over the shorter of the lease term or estimated useful life. It is the Company’s policy to periodically review fixed asset lives.  Depreciation expense is included in both costs of sales and selling, general and administrative expense in the Consolidated Statements of Income based on the specific categorization and use of the underlying asset being depreciated. In accordance with the Property, Plant and Equipment topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company assesses the impairment of property and equipment subject to depreciation, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no significant impairments recorded as a result of such reviews during any of the periods presented.

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units in accordance with ASC topic Intangibles — Goodwill and Other as of each June 30. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these reportable business segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and to compare that to the carrying value of the reporting unit.  If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of testing would be performed to measure the impairment loss. The second step of the goodwill impairment test would require the comparison of the implied fair value of reporting unit goodwill to the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess. The second step of the goodwill impairment test was not required during any of the periods presented in the accompanying Consolidated Financial Statements.  As of June 30, 2010, and for each previous year in which the impairment test has been performed, the fair market value of the Company’s reporting units exceeded their carrying values and therefore no impairment was recognized.

Intangible Assets

Intangible assets are included in other long-term assets and consist primarily of proprietary technology, customer relationships and license agreements and are amortized over the estimated periods of benefit. The Company assesses the impairment of long-lived assets, other than goodwill, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no impairments recorded during any of the periods presented as a result of such reviews.

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

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communication market (approximately 8% of consolidated sales), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

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

Stock Options

The Company accounts for its option awards based on the fair value of the award at the date of grant in accordance with the Equity and Compensation topics of the ASC and recognizes compensation expense in the accompanying Consolidated Statements of Income over the service period that the awards are expected to vest.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods.  The Company’s income before income taxes was reduced by $25,385, $20,240 and $16,316 for the years ended December 31, 2010, 2009 and 2008, respectively, related to the expense incurred for stock-based compensation plans, which is included in selling, general and administrative expenses on the accompanying Consolidated Statements of Income.

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009	2008
Risk free interest rate	2.2%	2.2%	3.2%
Expected life	5.6 years	5.6 years	5.5 years
Expected volatility	33.0%	34.0%	28.0%
Expected dividend yield	0.1%	0.2%	0.1%

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Foreign Currency Translation

The financial position and results of operations of the Company’s significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments is included as a component of accumulated other comprehensive income (loss) within equity. Transaction gains and losses related to operating assets and liabilities are included in selling, general and administrative expense, and those related to non-operating assets and liabilities are included in other expense, net.

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred.  Research and development expenses for the creation of new and improved products and processes were $77,570, $63,978 and $68,058, for the years 2010, 2009 and 2008, respectively.

Environmental Obligations

The Company recognizes the potential cost for environmental remediation activities when site assessments are made, remediation efforts are probable and related amounts can be reasonably estimated; potential insurance reimbursements are not recorded. The Company assesses its environmental liabilities as necessary and appropriate through regular reviews of contractual commitments, site assessments, feasibility studies and formal remedial design and action plans.

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

Adoption of New Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”).  ASU 2009-16 limits the circumstances in which transferred financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  The Company adopted ASU 2009-16 on January 1, 2010.  As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Company’s Receivables Securitization Facility as a sale.  In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Consolidated Statements of Cash Flow (resulting in a reduction of cash flow provided by operating activities, and increase in cash provided by financing activities, of $82,000 for the year ended December 31, 2010) and recognized as long-term debt in the Company’s Consolidated Balance Sheets.  Refer to the discussion of the Company’s Receivables Securitization Facility in Note 3.

In January 2010, the FASB issued new guidance to enhance disclosure requirements related to fair value measurements by requiring certain new disclosures and clarifying certain existing disclosures. This new guidance requires disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 recurring fair value measurements and the reasons for the transfers. In addition, the new guidance requires additional information related to activities in the reconciliation of Level 3 fair value measurements. The new guidance also expands the disclosures related to the disaggregation of assets and liabilities and information about inputs and valuation techniques. The new guidance related to Level 1 and Level 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the new guidance related to Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods during those fiscal years. Effective January 1, 2010, the Company adopted the new guidance related to Level 1 and Level 2 fair value measurements. The Company’s adoption of the new guidance did not have a material impact on its consolidated financial statements and related notes.  Refer to the Fair Value Measurements disclosure in Note 5.

Note 2—Reclassifications

In 2010, the Company has changed the presentation of the Consolidated Balance Sheets to separately present short-term investments, which had been included in other current assets in prior years. In addition, the Company changed the presentation of the Consolidated Statements of Cash Flow to present borrowings and repayments under its revolving credit facilities and purchases and sales/maturities of short-term investments on a gross basis, which had been presented on a net basis in prior years.  As a result, amounts in the 2009 Consolidated Balance Sheets as well as the amounts in the 2009 and 2008 Consolidated Statements of Cash Flow have been reclassified to conform with the current year presentation.

Note 3—Long-Term Debt

Long-term debt consists of the following:

	Average Interest Rate at		December 31,
	December 31, 2010	Maturity	2010	2009

4.75% Senior Notes due November 2014 (less unamortized discount of $860 and $1,085 at December 31, 2010 and December 31, 2009, respectively)	4.75%	2014	$599,140	$598,915
Revolving Credit Facility	2.70%	2014	103,600	150,000
Receivables Securitization Facility	1.47%	2013	92,000	—
Notes payable to foreign banks and other debt	6.43%	2011-2018	5,252	4,534
			799,992	753,449
Less current portion			352	399
Total long-term debt			$799,640	$753,050

Senior Notes

In November 2009, the Company issued $600,000 principal amount of its unsecured 4.75% Senior Notes due November 2014 (the “Senior Notes”) at 99.813% of their face value.  Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s senior credit facility.  In addition, the Company incurred fees and expenses related to the Senior Notes of $4.7 million, which were deferred and are being amortized using the effective interest method over the term of the Senior Notes as interest expense. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the Senior Notes at December 31, 2010 was approximately $638,700 based on recent bid prices.

Revolving Credit Facility

In August 2010, the Company refinanced its senior credit facility. The new $1,000,000 unsecured revolving credit facility (the “Revolving Credit Facility”) matures in August 2014. The net proceeds from the refinancing were used to repay $247,000 of borrowings outstanding under the Company’s previous senior unsecured credit facility. At December 31, 2010, borrowings and availability under the facility were $103,600 and $896,400, respectively.  The Company’s interest rate on borrowings under the Revolving Credit Facility is LIBOR plus 225 basis points.  The Company also pays certain annual agency and commitment fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At December 31, 2010, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  In connection with the refinancing, the Company incurred one-time expenses for the early extinguishment of debt of $542 relating to unamortized deferred debt issue costs. These costs are included in interest expense on the accompanying Consolidated Statements of Income. The Company also paid fees and expenses of $6,900 in conjunction with the new Revolving Credit Facility, which are deferred and amortized into interest expense through its maturity.

Receivables Securitization Facility

A subsidiary of the Company has entered into the Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable. The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination and expires in May 2013.  In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as a sale of receivables.  As discussed in Note 1, the Company adopted ASU 2009-16 on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2010 is accounted for as a secured borrowing and is included in the Company’s Consolidated Balance Sheets as long-term debt. At December 31, 2010, borrowings under the Receivables Securitization Facility were $92,000.  At December 31, 2009, $82,000 of receivables were sold and were therefore not reflected in accounts receivable and long-term debt in the accompanying Consolidated Balance Sheets. Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility, which are included in other expense, net for prior periods, are now included in interest expense. Such fees were approximately $1,500 for both 2010 and 2009.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at December 31, 2010.

The maturity of the Company’s debt over each of the next five years ending December 31 and thereafter, is as follows:

2011	$352
2012	271
2013	92,277
2014	702,973
2015	3,279
Thereafter	840
$799,992

Note 4—Contingent Consideration

In connection with an acquisition made during the year ended December 31, 2010, the Company will be required to make contingent consideration payments to the sellers in 2011 based on certain 2010 profitability levels of the acquired company, and the Company may be required to make contingent consideration payments to the sellers in 2012, based on certain 2011 profitability levels of the acquired company, up to a maximum undiscounted amount of $59,000. The Company determined the fair value of the liability for these contingent consideration payments based on a probability-weighted approach.  The probability-weighted approach resulted in a scenario that the Company believes is most likely and will result in the maximum $59,000 contingent consideration being paid in accordance with the purchase agreement entered into in connection with the acquisition, of which $40,000 would be paid in 2011 and $19,000 in 2012. These amounts were discounted to their fair value at December 31, 2010. The fair value of the first contingent consideration payment due in 2011 ($39,615) is included in accrued acquisition-related obligations, and the fair value of the second contingent consideration payment due in 2012 ($18,092) is included in other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note 5—Fair Value Measurements

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments, which are independently valued using market observable Level 1 inputs; derivative instruments , which represent interest rate swaps which expired in July 2010, which are independently valued using market observable Level 2 inputs including interest rate yield curves; acquired identifiable intangible assets of $44,100 (Note 13) which are independently valued using the excess earnings method and Level 3 unobservable inputs within the fair value hierarchy and contingent consideration payments (Note 4) of $56,668 which are valued using the income approach and Level 3 unobservable inputs within the fair value hierarchy. The primary level 3 inputs used to value the acquired intangible assets was the estimated free cash flow to be generated by the underlying assets over their remaining useful life which were then discounted to their present value.  To distinguish between the cash flows attributable to the underlying asset and cash flows attributable to other contributory assets, adjustments were made to provide a fair return to other assets.  The primary Level 3 inputs used to value the contingent consideration payments were probability weighted payout projections and discount rates.  The Company’s Level 1 short-term investments consist primarily of certificates of deposit with original maturities of twelve months or less. As of December 31, 2010 and 2009, the fair values of short-term investments were $98,341 and $37,770, respectively.  As of December 31, 2010 and 2009, the fair values of derivative instruments were $0 and $3,664, respectively, which were included in other accrued expenses (Note 6) in the accompanying Consolidated Balance Sheets. The impact of the credit risk related to these financial assets is immaterial.

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6- Derivative Instruments

The Company is exposed to certain risks related to its ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk. Forward interest rate swap agreements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings.

Derivative instruments are required to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates forward interest rate swap agreements on variable-rate borrowings as cash flow hedges. All of the Company’s interest rate swap agreements expired in July 2010.

As of December 31, 2010 and 2009, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Liabilities
	Balance Sheet Location	December 31, 2010	December 31, 2009
Derivatives designated as cash flow hedges:
Interest rate contracts	Other accrued expenses	$—	$3,664
Total derivatives designated as cash flow hedging instruments		$—	$3,664

For the years ended December 31, 2010 and 2009, a gain of $2,363 and $13,354, respectively, was recognized in accumulated other comprehensive loss associated with interest rate contracts.  Approximately $3,700 was reclassified from accumulated other comprehensive loss to interest expense in the accompanying Consolidated Statements of Income during the year ended December 31, 2010.

Note 7—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008

Income before income taxes:
United States	$225,334	$98,170	$179,292
Foreign	438,354	348,357	413,288
	$663,688	$446,527	$592,580

Current provision:
United States	$77,590	$38,621	$63,052
Foreign	79,607	89,969	100,744
	$157,197	$128,590	$163,796

Deferred provision (benefit):
United States	$3,020	$(2,295)	$2,564
Foreign	1,058	(6,984)	(3,357)
	4,078	(9,279)	(793)
Total provision for income taxes	$161,275	$119,311	$163,003

At December 31, 2010, the Company had $57,214 and $3,447 of foreign tax loss and credit carryforwards, and state tax loss and credit carryforwards net of federal benefit, respectively, of which $31,317 and $211, respectively, expire or will be refunded at various dates through 2025 and the balance can be carried forward indefinitely.

A valuation allowance of $20,091 and $13,816 at December 31, 2010 and 2009, respectively, has been recorded which relates to the foreign net operating loss carryforwards and state tax credits.  The net change in the valuation allowance for deferred tax assets was an increase of $6,275 and $3,870 in 2010 and 2009, respectively, which was related to foreign net operating loss and foreign and state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2010	2009	2008

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	.8	.9	.6
Foreign earnings and dividends taxed at different rates	(11.5)	(9.6)	(8.4)
Valuation allowance	(1.0)	1.0	.4
Other	1.0	(.6)	(.1)
Effective tax rate	24.3%	26.7%	27.5%

The 2010 tax rate reflects a reduction in tax expense of $20,700 relating primarily to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits.  The 2009 tax rate reflects a reduction in tax expense of $3,600 for tax reserve adjustments relating to the completion of the audit of certain of the Company’s prior year tax returns.  Excluding these adjustments, the Company’s effective tax rate for 2010 and 2009 was 27.4% and 27.5%, respectively.

The Company’s deferred tax assets and liabilities included in Other Current Assets, Other Long-Term Assets and in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets, excluding the valuation allowance, comprised the following:

	December 31,
	2010	2009
Deferred tax assets relating to:
Accrued liabilities and reserves	$15,192	$14,075
Operating loss and tax credit carryforwards	18,604	16,758
Pensions, net	38,184	37,278
Interest rate derivatives	—	1,355
Depreciation	2,637	(1,591)
Inventory reserves	17,426	13,724
Employee benefits	22,942	18,463
	$114,985	$100,062

Deferred tax liabilities relating to:
Goodwill	$59,922	$45,657

At December 31, 2010 and 2009, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $23,271 and $40,208.

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for both 2010 and 2009 is as follows:

	2010	2009
Unrecognized tax benefits as of January 1	$35,528	$31,272
Gross increases and gross decreases for tax positions in prior periods	2,036	4,576
Gross increases - current period tax position	2,968	6,027
Settlements	(11,880)	—
Lapse of statute of limitations	(6,092)	(6,347)
Unrecognized tax benefits as of December 31	$22,560	$35,528

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.  During the year ended December 31, 2010, the provision for income taxes included a net benefit of $4,566 in estimated interest and penalties.  As of December 31, 2010, the liability for unrecognized tax benefits included $2,591 for tax-related interest and penalties.

The Company is present in over fifty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years

2007 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2010, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was $23,271, the majority of which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of $4,827.

Note 8—Equity

Stock-Based Compensation:

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of the Company and its subsidiaries.  The Company currently also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  As of April 2009, all previously awarded options under the Company’s 1997 Option Plan (the “1997 Option Plan”) had been exercised or forfeited, and the 1997 Option Plan has been terminated per the terms of the 1997 Option Plan.  The 2000 Option Plan and the 2009 Option Plan authorize the granting of additional stock options by a committee of the Company’s Board of Directors, although the Board of Directors has indicated that it does not intend to make any additional option grants under the 2000 Option Plan. As of December 31, 2010, there were 10,166,800 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of December 31, 2010, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 140,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The grant-date fair value of each option grant under the 2000 Option Plan, the 2009 Option Plan and the Directors Option Plan is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of Amphenol Corporation and implied volatility derived from related exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.

Stock option activity for 2008, 2009 and 2010 was as follows:

			Weighted
			Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at December 31, 2007	11,279,898	$19.72	6.55
Options granted	2,142,700	45.93
Options exercised	(2,063,881)	13.12
Options forfeited	(128,880)	28.94
Options outstanding at December 31, 2008	11,229,837	25.82	6.69
Options granted	3,736,500	32.01
Options exercised	(2,029,874)	12.55
Options forfeited	(232,160)	35.89
Options outstanding at December 31, 2009	12,704,303	29.58	7.16
Options granted	2,602,500	43.00
Options exercised	(2,331,429)	19.99
Options forfeited	(269,050)	37.18
Options outstanding at December 31, 2010	12,706,324	33.93	7.18	$239,534
Vested and non-vested expected to vest at December 31, 2010	11,607,463	33.53	7.08	$223,387
Exercisable at December 31, 2010	5,082,348	$28.05	5.59	$125,695

A summary of the status of the Company’s non-vested options as of December 31, 2010 and changes during the year then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2009	7,509,986	$11.45
Options granted	2,602,500	14.69	(1)
Options vested	(2,238,660)	10.59
Options forfeited	(249,850)	12.31
Non-vested options at December 31, 2010	7,623,976	$12.78

(1)  The weighted-average fair value at the grant date of options granted during 2009 and 2008 was $11.12 and $14.79, respectively.

During the years ended December 31, 2010 and 2009, the following activity occurred under the Company’s option plans:

	2010	2009
Total intrinsic value of stock options exercised	$67,841	$56,900
Total fair value of stock options vested	23,714	17,360

On December 31, 2010 the total compensation cost related to non-vested options not yet recognized is approximately $70,753, with a weighted average expected amortization period of 3.45 years.

Stock Repurchase Program:

The Company had an open-market stock repurchase program (the “Program”) to repurchase up to 20,000,000 shares of its common stock which expired on January 31, 2010. The Company did not purchase any shares of its common stock under the Program or otherwise in 2010.  In January 2011, the Company announced that its Board of Directors authorized a new stock repurchase program under which the Company may repurchase up to 20,000,000 shares of its common stock during the three year period ending January 31, 2014.  The price and timing of any such purchases will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.

Dividends:

The Company pays a quarterly dividend on its common stock of $.015 per share and paid such quarterly dividends in 2009 and 2010.  The Company paid its fourth quarterly dividend in the amount of $2,632 or $.015 per share on January 5, 2011 to shareholders of record as of December 15, 2010.  Cumulative dividends declared during 2010 and 2009 were $10,449 and $10,307, respectively.  Total dividends paid in 2010 were $10,413, including those declared in 2009 and paid in 2010, and total dividends paid during 2009 were $10,279, including those declared in 2008 and paid in 2009.

Accumulated Other Comprehensive Loss:

Balances of related after-tax components comprising accumulated other comprehensive loss included in equity at December 31, 2008, 2009 and 2010 are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Interest Rate Derivatives	Defined Benefit Plan Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2008	$36,937	$(7,026)	$(73,555)	$(43,644)
Translation adjustments	(36,589)	—	—	(36,589)
Revaluation of interest rate derivatives, net of tax of $5,104	—	(8,691)	—	(8,691)
Defined benefit plan liability adjustment, net of tax of $30,344	—	—	(51,667)	(51,667)
Balance at December 31, 2008	348	(15,717)	(125,222)	(140,591)
Translation adjustments	23,793	—	—	23,793
Revaluation of interest rate derivatives, net of tax of $7,843	—	13,354	—	13,354
Defined benefit plan liability adjustment, net of tax of $1,970	—	—	3,354	3,354
Balance at December 31, 2009	24,141	(2,363)	(121,868)	(100,090)
Translation adjustments	17,465	—	—	17,465
Revaluation of interest rate derivatives, net of tax of $1,486	—	2,363	—	2,363
Defined benefit plan liability adjustment, net of tax of $2,639	—	—	(4,495)	(4,495)
Balance at December 31, 2010	$41,606	$—	$(126,363)	$(84,757)

Note 9—Earnings Per Share

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

	2010	2009	2008
Net income attributable to Amphenol Corporation shareholders	$496,405	$317,834	$419,151
Basic average common shares outstanding	173,785,650	171,607,643	175,663,797
Effect of dilutive stock options	2,540,343	2,334,109	3,149,216
Dilutive average common shares outstanding	176,325,993	173,941,752	178,813,013
Earnings per share:
Basic	$2.86	$1.85	$2.39
Diluted	$2.82	$1.83	$2.34

Excluded from the computations above were anti-dilutive shares of 2,570,500, 2,062,700 and 5,939,750 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (the “U.S. Plans”), which, subject to the curtailment described below, cover its U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans”). The largest international pension plan, in accordance with local custom, is unfunded and had a projected benefit obligation of approximately $51,000 and $53,000 at December 31, 2010 and 2009, respectively. Total required contributions to be made during 2011 for the unfunded International Plans amount to $3,250. This amount, which is classified as other accrued expenses, and the obligations discussed above, are included in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations; for each year presented below, projected benefits exceed assets.

	December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$429,800	$373,894
Service cost	7,542	7,043
Interest cost	23,100	23,276
Plan participants’ contributions	26	339
Plan amendments	5,452	346
Acquisitions	—	6,050
Actuarial loss	17,675	33,525
Foreign exchange translation	(3,947)	6,418
Benefits paid	(22,327)	(21,091)
Benefit obligation at end of year	457,321	429,800

Change in plan assets:
Fair value of plan assets at beginning of year	268,177	222,632
Actual return on plan assets	29,878	48,163
Employer contributions	17,267	2,565
Plan participants’ contributions	26	339
Acquisitions	—	5,953
Foreign exchange translation	636	7,404
Benefits paid	(19,454)	(18,879)
Fair value of plan assets at end of year	296,530	268,177

Accrued benefit obligation	$160,791	$161,623

	Year Ended December 31,
	2010	2009	2008
Components of net pension expense:
Service cost	$5,907	$7,043	$7,337
Interest cost	23,100	23,276	23,000
Expected return on plan assets	(28,016)	(25,026)	(26,256)
Net amortization of actuarial losses	17,051	11,238	8,106

Net pension expense	$18,042	$16,531	$12,187

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate:
U.S. plans	5.20%	5.75%	4.85%	5.40%
International plans	5.26%	5.46%	n/a	n/a
Expected long-term return on assets
U.S. plans	8.25%	8.25%	n/a	n/a
International plans	6.30%	6.63%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.97%	2.96%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Discount rate:
U.S. plans	5.75%	6.25%	6.25%	5.4%	6.25%	6.25%
International plans	5.46%	6.20%	5.57%	n/a	n/a	n/a
Expected long-term return on assets:
U.S. plans	8.25%	8.25%	9.25%	n/a	n/a	n/a
International plans	6.63%	6.74%	8.11%	n/a	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	3.00%	n/a	n/a	n/a
International plans	2.96%	2.43%	2.61%	n/a	n/a	n/a

The pension expense for the U.S. Plans and the International Plans (the “Plans”) approximated $18,000, $16,500 and $12,200 in 2010, 2009 and 2008, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the respective Plans’ assets.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The Company’s U.S. Plans comprised the majority of the accrued benefit obligation, pension assets and pension expense. The discount rate for the U.S. Plans was 5.2% at December 31, 2010 and 5.75% at December 31, 2009. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 50 basis points, the accrued benefit obligation would have decreased or increased by approximately $19,800.

The Company’s investment strategy for the Plans’ assets is to achieve a rate of return on plan assets equal to or greater than the average for the respective investment classification through prudent allocation and periodic rebalancing between fixed income and equity instruments. The current investment policy includes a strategy to maintain an adequate level of diversification, subject to portfolio risks.  The target allocations for the U.S. Plans, which represent the majority of the Plans’ assets, are 60% equity and 40% fixed income.  Short-term strategic ranges for investments are established within these long term target percentages.  The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks.  As of December 31, 2010, there were no significant concentrations of risks in the Company’s defined benefit plan assets.  The Company does not invest pension assets nor instructs investment managers to invest pension assets in Amphenol securities.  The Plans may indirectly hold the Company’s securities as a result of external investment management in certain comingled funds.   Such holdings would not be material relative to the Plans’ total assets.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 10%, which has been in excess of these broad equity and bond benchmark indices. As described above, the expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of approximately 9% and 40% with fixed income managers, with an expected long-term rate of return of approximately 7%.  As of December 31, 2010, the asset allocation was 59% with equity managers and 36% with fixed income managers and 5% in cash. As of December 31, 2009, the asset allocation was 59% with equity managers and 38% with fixed income managers and 3% in cash. The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plans at both December 31, 2010 and 2009 is approximately 8.25%.

Effective January 1, 2007, the Company effected a curtailment related to one of the U.S. Plans, which resulted in no additional benefits being credited to salaried employees who had less than 25 years of service with the Company, or who had not attained age 50 and who had less than 15 years of service with the Company.  For affected employees, the curtailment in additional U.S. Plan benefits was replaced with a Company match defined contribution plan to which the Company contributed approximately $2,200 and $2,000 in 2010 and 2009, respectively.

The Company’s plan assets are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The process requires judgment and may have effect on the placement of the plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension plans’ assets at December 31, 2010 by asset category are as follows (refer to Note 5 for definitions of Level 1, 2 and 3 inputs):

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Equity securities:
U.S. securities	$84,675	$77,107	$7,568	$—
International securities	91,754	50,983	40,771	—
	176,429	128,090	48,339	—

Fixed income securities:
U.S. securities	75,165	56,707	18,458	—
International securities	31,531	—	31,531	—
	106,696	56,707	49,989	—

Cash and cash equivalents	13,405	13,405	—	—
Total	$296,530	$198,202	$98,328	$—

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Equity securities:
U.S. companies	$74,238	$74,183	$55	$—
International companies	39,759	39,759	—	—
Emerging markets	11,582	11,582	—	—
	125,579	125,524	55	—

Fixed income securities:
U.S. securities	60,130	45,100	15,030	—
International securities	24,683	24,683	—	—
	84,813	69,783	15,030	—

Pooled foreign separate accounts	30,759	—	30,759	—
Cash and cash equivalents	26,882	26,882	—	—
Other	144	—	—	144
Total	$268,177	$222,189	$45,844	$144

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Total	Other

Beginning balance as of December 31, 2009	$144	$144
Purchases, (sales and settlements)	(144)	(144)
Ending balance as of December 31, 2010	$—	$—

Equity securities consist primarily of publicly traded U.S and Non-US equities.  Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded.  Certain equity securities held in commingled funds are valued at unitized net asset value (“NAV”) based on the fair value of the underlying net assets owned by the funds.

Fixed income securities consist primarily of government securities and corporate bonds.  They are valued at the closing price in the active market or using quotes obtained from brokers/dealers or pricing services.  Certain fixed income securities held within commingled funds are valued using NAV as determined by the custodian of the funds based on the fair value of the underlying net assets of the funds.

The Company also has an unfunded Supplemental Employee Retirement Plan (“SERP”), which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The obligation related to the SERP is included in the accompanying Consolidated Balance Sheets and in the tables above.

As of December 31, 2010, the  amounts for unrecognized net loss, net prior service cost and net transition asset in accumulated other comprehensive income related to the Plans above are $175,754, $14,221 and $630 respectively. The estimated net loss, prior service cost and net transition asset for the Plans above that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $12,708 and $2,307 and $105, respectively.

The Company made cash contributions to the Plans of $17,300 and $2,600 in 2010 and 2009, respectively, and estimates that, based on current actuarial calculations, it will make a cash contribution to the Plans in 2011 of approximately $19,400, the majority of which is to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

2011	$18,300
2012	18,600
2013	18,900
2014	19,900
2015	20,700
2016-2020	118,400

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  Effective January 1, 2007, in conjunction with the curtailment of certain additional U.S. Plan benefits for salaried employees described above, the Company began matching the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $2,200 for the year ended December 31, 2010.

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit (OPEB) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis.  Since the Company’s obligation for postretirement medical plans is fixed and since the accumulated postretirement benefit obligation (“APBO”) and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the APBO was 4.85% and 5.40% at December 31, 2010 and 2009, respectively. Summary information on the Company’s OPEB programs is as follows:

	December 31,
	2010	2009
Change in benefit obligation:
Accrued benefit obligation at beginning of year	$14,832	$14,627
Service cost	165	160
Interest cost	786	836
Paid benefits and expenses	(2,003)	(1,456)
Actuarial loss	5,315	665

Accrued benefit obligation at end of year	$19,095	$14,832

	Year ended December 31,
	2010	2009	2008

Components of net post-retirement benefit cost:
Service cost	$165	$160	$173
Interest cost	786	836	888
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	882	773	984

Net postretirement benefit cost	$1,895	$1,831	$2,107

As of December 31, 2010, the amounts for unrecognized net loss, net prior service cost and net transition obligation in accumulated other comprehensive income related to OPEB programs are $13,335, $0, and $125 respectively. The estimated net loss, prior service cost and net transition obligation for the OPEB programs that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $1,355, $0 and $62, respectively.

Benefit payments for the OPEB plan, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate are expected to be approximately $1,500 per year for the next ten years.

Note 11—Leases

At December 31, 2010, the Company was committed under operating leases which expire at various dates.  Total rent expense under operating leases for the years 2010, 2009, and 2008 was $31,948, $27,376 and $24,044, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2011	$24,988
2012	19,421
2013	14,062
2014	9,091
2015	7,187
Beyond 2015	8,777
Total minimum obligation	$83,526

Note 12—Business Combinations

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

During the year ended December 31, 2010, goodwill of approximately $165,000 attributable to the Interconnect Products and Assemblies segment was recognized related primarily to two businesses acquired during the period, which was not material to the Company either individually or in the aggregate.

Note 13—Goodwill and Other Intangible Assets

As of December 31, 2010, the Company has goodwill totaling $1,533,299, of which $1,459,750 related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  In 2010, goodwill and intangible assets increased by approximately $165,000 and $43,900, respectively, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the year. In 2009, goodwill and intangible assets increased by approximately $136,000 and $34,000, respectively, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the year.  The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to its 2010 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets not subject to amortization other than goodwill. A summary of the Company’s amortizable intangible assets as of December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$104,100	$27,800	$60,000	$17,700
Proprietary technology	39,800	12,100	39,800	9,300
License agreements	6,000	3,800	6,000	3,100
Trade names and other	9,200	7,800	9,400	7,400
Total	$159,100	$51,500	$115,200	$37,500

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate amortization expense for the years ended December 31, 2010 and 2009 was approximately $14,000 and $12,400, respectively.  Amortization expense estimated for each of the next five fiscal years is approximately $14,100 in each of 2011 and 2012, $10,800 in 2013, $8,900 in 2014 and $8,400 in 2015.

Note 14—Reportable Business Segments and International Operations

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

	Interconnect Products and Assemblies			Cable Products			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Net sales
—external	$3,293,119	$2,566,578	$2,950,570	$260,982	$253,487	$285,901	$3,554,101	$2,820,065	$3,236,471
—intersegment	3,002	3,158	3,844	19,722	12,041	15,932	22,724	15,199	19,776
Depreciation and amortization	93,641	88,027	80,404	3,493	3,714	5,257	97,134	91,741	85,661
Segment operating income	725,946	505,772	648,605	35,472	38,751	32,535	761,418	544,523	681,140
Segment assets	2,253,638	1,623,556	1,490,695	83,961	77,319	87,113	2,337,599	1,700,875	1,577,808
Additions to property, plant and equipment	106,267	61,001	106,004	3,165	1,851	2,017	109,432	62,852	108,021

Reconciliation of segment operating income to consolidated income before income taxes:

	2010	2009	2008

Segment operating income	$761,418	$544,523	$681,140

Interest expense	(40,741)	(36,586)	(39,627)
Interest income	5,046	2,154	4,657
Early extinguishment of interest rate swaps	—	(4,575)	—
Stock-based compensation expense	(25,385)	(20,240)	(16,316)
Other costs, net	(36,650)	(38,749)	(37,274)
Consolidated income before income taxes	$663,688	$446,527	$592,580

Reconciliation of segment assets to consolidated total assets:

	2010	2009

Segment assets	$2,337,599	$1,700,875
Goodwill	1,533,299	1,368,672
Other assets	144,959	149,637
Consolidated total assets	$4,015,857	$3,219,184

Geographic information:

	Net sales			Land and depreciable assets, net
	2010	2009	2008	2010	2009
United States	$1,258,167	$1,001,742	$1,159,349	$116,591	$109,229
China	851,626	611,877	557,243	131,805	98,730
Other International Locations	1,444,308	1,206,446	1,519,879	118,600	124,916
Total	$3,554,101	$2,820,065	$3,236,471	$366,966	$332,875

Revenues by geographic area are based on the customer location to which the product is shipped.

Note 15—Other Income (Expense), net

The components of other income (expense) are set forth below:

	Year Ended December 31,
	2010	2009	2008
Program fees on sale of accounts receivable (Note 3)	$—	$(1,539)	$(3,093)
Agency and commitment fees	(1,656)	(1,842)	(1,785)
Interest income	5,046	2,154	4,657
Other	682	2	189
	$4,072	$(1,225)	$(32)

Note 16—Commitments and Contingencies

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

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites. The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at two sites, the “Route 8” landfill and the “Richardson Hill Road” landfill, and they were jointly ordered to perform work at another site, the “Sidney” landfill. All of the costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material adverse effect on the Company’s consolidated financial condition or results of operations. The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2010, the Company had commitments to purchase $163,023 in 2011 and $2,996 in 2012.

Note 17—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
2010
Net sales	$770,954		$884,798		$948,463		$949,886
Gross profit	249,192		289,299		309,717		310,020
Operating income	145,044		175,625		189,134		190,554
Net income attributable to Amphenol Corporation	98,353	(1)	129,671	(2)	137,268	(3)	131,113
Net income per share—Basic	0.57	(1)	0.75	(2)	0.79	(3)	0.75
Net income per share—Diluted	0.56	(1)	0.74	(2)	0.78	(3)	0.74
2009
Net sales	$660,012		$685,184		$716,573		$758,296
Gross profit	206,379		214,150		224,393		241,632
Operating income	110,685		115,478		124,290		138,460
Net income attributable to Amphenol Corporation	74,410	(4)	74,870		80,915		87,639	(5)
Net income per share—Basic	0.43	(4)	0.44		0.47		0.51	(5)
Net income per share—Diluted	0.43	(4)	0.43		0.47		0.50	(5)

(1)          Includes a one-time tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of approximately $1,900, or $0.01 per share.

(2)          Includes a one-time tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of approximately $10,300, or $0.06 per share.

(3)          Includes a one-time tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of approximately $8,500, or $0.05 per share.

(4)          Includes a one-time tax benefit related to a reserve adjustment from the completion of the audit of certain of the Company’s prior year tax returns of approximately $3,600, or $0.02 per share.

(5)          Includes a one-time charge for expenses incurred in the early extinguishment of interest rate swaps of approximately $4,600, less tax benefit of approximately $1,200, or $0.02 per share after taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2010 that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 as there were no material weaknesses identified.

Deloitte and Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2010 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Deloitte and Touche LLP has issued an unqualified report stating the Company has maintained effective internal control over financial reporting as of December 31, 2010.

February 28, 2011

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

358 Hall Avenue

P.O. Box 5030

Wallingford, CT 06492

Attention: Investor Relations

Item 11.  Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

Item 14.  Principal Accountant Fees and Services

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A within 120 days following the end of the fiscal year covered by this report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2010

Schedule

II—Valuation and Qualifying Accounts	56

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

(a)(3) Listing of Exhibits

See the Index of Exhibits immediately following the signature page of this annual report on Form 10-K.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	Balance at beginning of period	Charged to cost and expenses	Additions (Deductions)	Balance at end of period

Receivable Reserves:
Year ended 2010	$18,785	$498	$(4,337)	$14,946
Year ended 2009	14,982	4,392	(589)	18,785
Year ended 2008	12,468	2,089	425	14,982

Signatures

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 28th day of February, 2011.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ R. Adam Norwitt	President and Chief Executive Officer	February 28, 2011
R. Adam Norwitt	(Principal Executive Officer)

	Executive Vice President and Chief	February 28, 2011
/s/ Diana G. Reardon	Financial Officer
Diana G. Reardon	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 28, 2011
Martin H. Loeffler

/s/ Ronald P. Badie	Director	February 28, 2011
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 28, 2011
Stanley L. Clark

/s/ Edward G. Jepsen	Director	February 28, 2011
Edward G. Jepsen

/s/ Andrew E. Lietz	Director	February 28, 2011
Andrew E. Lietz

/s/ John R. Lord	Director	February 28, 2011
John R. Lord

/s/ Dean H. Secord	Director	February 28, 2011
Dean H. Secord

Index of Exhibits

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
3.4	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated November 5, 2009, establishing the 4.75% Senior Notes due 2014 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 5, 2009).*
10.1

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.2

Amendment to Receivables Purchase Agreement dated as of May 26, 2009 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2009 10-Q).*

10.3

Amendment to Receivables Purchase Agreement dated as of May 25, 2010 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2010 10-Q)*

10.4	Amendment to Receivables Purchase Agreement dated February 1, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent. **
10.5	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.6	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.7	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.8	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.9	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.10	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.11	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.12	Management Agreement between the Company and Martin H. Loeffler, dated July 28, 1987 (filed as Exhibit 10.7 to the 1987 Registration Statement).*
10.13	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.14	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.15	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.16	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.17	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002(filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.18	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.19	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.20	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.21	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*
10.22	Ninth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective

January 1, 2002 (filed as Exhibit 10.20 to the September 30, 2009 10-Q).*
10.23	Tenth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.21 to the December 31, 2009 10-K).*
10.24	Eleventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002.**
10.25	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011.**
10.26	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the December 31, 1996 10-K).*
10.27	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.28	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.29	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.30	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.31	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.32	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.33	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.34	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the June 30, 2008 10-Q).*
10.35	2009 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.31 to the March 31, 2009 10-Q).*
10.36	2010 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.33 to the December 31, 2009 10-K).*
10.37	2011 Amphenol Corporation Management Incentive Plan.**
10.38	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.39

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 20, 2005).*

10.40

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the June 30, 2007 10-Q).*

10.41

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.42

Third Amendment to Credit Agreement dated as of October 28, 2009 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.38 to the December 31, 2009 10-K).*

10.43

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.44	Continuing Agreement for Standby Letters of Credit between Amphenol Corporation and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.45

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.46	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.47	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the June 30, 2006 10-Q).*
10.48	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the June 30, 2006 10-Q).*
10.49	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.50	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.51	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*

10.52	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.53	Fifth Amendment (2009-1) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.45 to the September 30, 2009 10-Q).*
10.54	Sixth Amendment (2009-2) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.46 to the September 30, 2009 10-Q).*
10.55	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.56	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the June 30, 2007 10-Q).*
10.57	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement (filed as Exhibit 10.44 to the December 31, 2008 10-K).*
10.58	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the June 30, 2007 10-Q).*
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*      Incorporated herein by reference as stated.

**   Filed herewith.