Form 10-Q
period 2011-03-31
AMPHENOL CORP /DE/
filed 2011-05-09
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, the total number of shares outstanding of Class A Common Stock was 176,155,447.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$592,999	$525,888
Short-term investments	98,422	98,341
Total cash, cash equivalents and short-term investments	691,421	624,229
Accounts receivable, less allowance for doubtful accounts of $13,214 and $14,946, respectively	744,203	718,545
Inventories	602,985	549,169
Other current assets	107,285	100,187

Total current assets	2,145,894	1,992,130

Land and depreciable assets, less accumulated depreciation of $641,600 and $611,008, respectively	371,491	366,996
Goodwill	1,536,506	1,533,299
Other long-term assets	117,342	123,432

	$4,171,233	$4,015,857

Liabilities & Equity
Current Liabilities:
Accounts payable	$414,296	$384,963
Accrued salaries, wages and employee benefits	76,201	75,183
Accrued income taxes	76,746	65,311
Accrued acquisition-related obligations	40,000	39,615
Other accrued expenses	74,855	89,566
Short-term debt	329	352

Total current liabilities	682,427	654,990

Long-term debt	949,385	799,640
Accrued pension and post-employment benefit obligations	169,905	176,636
Other long-term liabilities	43,037	41,876
Equity:
Common stock	176	176
Additional paid-in capital	167,658	144,855
Accumulated earnings	2,385,897	2,260,581
Accumulated other comprehensive loss	(61,082)	(84,757)
Treasury stock, at cost	(188,503)	—

Total shareholders’ equity attributable to Amphenol Corporation	2,304,146	2,320,855

Noncontrolling interests	22,333	21,860
Total equity	2,326,479	2,342,715

	$4,171,233	$4,015,857

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Net sales	$940,585	$770,954
Cost of sales	636,461	521,762
Gross profit	304,124	249,192
Selling, general and administrative expenses	118,039	104,148
Operating income	186,085	145,044

Interest expense	(10,016)	(10,013)
Other income, net	1,704	459
Income before income taxes	177,773	135,490
Provision for income taxes	(48,888)	(35,352)
Net income	128,885	100,138
Less: Net income attributable to noncontrolling interests	(927)	(1,785)

Net income attributable to Amphenol Corporation	$127,958	$98,353

Net income per common share - Basic	$0.73	$0.57

Weighted average common shares outstanding - Basic	175,168,297	173,266,113

Net income per common share - Diluted	$0.72	$0.56

Weighted average common shares outstanding - Diluted	177,850,932	175,575,002

Dividends declared per common share	$0.015	$0.015

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Net income	$128,885	$100,138
Adjustments for cash from operating activities:
Depreciation and amortization	27,357	24,344
Net change in receivables sold under Receivables Securitization Facility	—	(82,000)
Stock-based compensation expense	6,320	5,443
Excess tax benefits from stock-based compensation payment arrangements	(4,625)	(582)
Net change in components of working capital	(44,065)	(14,704)
Net change in other long-term assets and liabilities	(6,134)	(796)

Cash flow provided by operating activities	107,738	31,843

Cash flow from investing activities:
Additions to property, plant and equipment	(23,178)	(18,353)
Purchases of short-term investments	(20,423)	(27,205)
Sales and maturities of short-term investments	20,342	18,852
Acquisitions, net of cash acquired	—	(3,000)

Cash flow used in investing activities	(23,259)	(29,706)

Cash flow from financing activities:
Borrowings under credit facilities	212,270	68,600
Repayments under credit facilities	(62,700)	(19,994)
Proceeds from exercise of stock options	11,921	3,173
Excess tax benefits from stock-based payment arrangements	4,625	582
Payments to shareholders of noncontrolling interests	(496)	(1,046)
Purchase of treasury stock	(188,503)	—
Dividend payments	(2,633)	(2,595)

Cash flow (used in) provided by financing activities	(25,516)	48,720

Effect of exchange rate changes on cash and cash equivalents	8,148	(3,751)

Net change in cash and cash equivalents	67,111	47,106
Cash and cash equivalents balance, beginning of period	525,888	384,613

Cash and cash equivalents balance, end of period	$592,999	$431,719

Cash paid during the year for:
Interest	$2,517	$2,571
Income taxes	30,454	24,329

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 and the related condensed consolidated statements of income and cash flow for the three months ended March 31, 2011 and 2010 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2010 Annual Report on Form 10-K.

Note 2—Reclassifications

In 2011, the Company changed the presentation of the Condensed Consolidated Statements of Cash Flow to present purchases and sales/maturities of short-term investments on a gross basis, which had been presented on a net basis for the three months ended March 31, 2010.  As a result, amounts in the accompanying Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2010 have been reclassified to conform to the current year presentation.

Note 3—Inventories

Inventories consist of:

	March 31, 2011	December 31, 2010
Raw materials and supplies	$189,917	$162,439
Work in process	246,517	231,719
Finished goods	166,551	155,011
	$602,985	$549,169

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

The segment results for the three months ended March 31, 2011 and 2010 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2011	2010	2011	2010	2011	2010
Net sales
-external	$877,516	$703,598	$63,069	$67,356	$940,585	$770,954
-inter-segment	713	651	4,859	4,956	5,572	5,607
Segment operating income	194,112	148,662	7,459	10,043	201,571	158,705

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2011 and 2010 is summarized as follows:

	Three months ended March 31,
	2011	2010
Segment operating income	$201,571	$158,705
Interest expense	(10,016)	(10,013)
Interest income	1,818	802
Stock-based compensation expense	(6,320)	(5,443)
Other costs, net	(9,280)	(8,561)
Income before income taxes	$177,773	$135,490

Note 5—Comprehensive Income

Total comprehensive income for the three months ended March 31, 2011 and 2010 is summarized as follows:

	Three months ended March 31,
	2011	2010

Net income	$128,885	$100,138
Currency translation adjustments	23,495	(2,878)
Revaluation of interest rate derivatives	—	1,012
Defined benefit plan liability adjustment, net of tax	222	967
Total comprehensive income	$152,602	$99,239

Note 6—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income (earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, the liability related to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the three months ended March 31, 2011 is as follows:

	Amphenol Corporation Shareholders
	Common Stock		Additional Paid-	Accumulated	Accum. Other Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2010	176	$176	$144,855	$2,260,581	$(84,757)	$—	$21,860	$2,342,715
Net income				127,958			927	128,885
Translation adjustments					23,453		42	23,495
Defined benefit plan liability adjustment, net of tax					222			222
Payments to shareholders of non-controlling interests							(496)	(496)
Purchase of treasury stock						(188,503)		(188,503)
Stock options exercised, including tax benefit			16,483					16,483
Dividends declared				(2,642)				(2,642)
Stock-based compensation expense			6,320					6,320
Balance as of March 31, 2011	176	$176	$167,658	$2,385,897	$(61,082)	$(188,503)	$22,333	$2,326,479

A reconciliation of consolidated changes in equity for the three months ended March 31, 2010 is as follows:

	Amphenol Corporation Shareholders
	Common Stock		Additional Paid-	Accumulated	Accum. Other Comprehensive	Noncontrolling	Total
	Shares	Amount	In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2009	173	$174	$71,368	$1,774,625	$(100,090)	$16,741	$1,762,818
Net income				98,353		1,785	100,138
Translation adjustments					(2,878)		(2,878)
Revaluation of interest rate derivatives					1,012		1,012
Defined benefit plan liability adjustment, net of tax					967		967
Payments to shareholders of non-controlling interests						(1,046)	(1,046)
Stock options exercised, including tax benefit	1		3,587				3,587
Dividends declared				(2,600)			(2,600)
Stock-based compensation expense			5,443				5,443
Balance as of March 31, 2010	174	$174	$80,398	$1,870,378	$(100,989)	$17,480	$1,867,441

Note 7—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares issuable upon the exercise of outstanding stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2011 and 2010 is as follows (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Net income attributable to Amphenol Corporation shareholders	$127,958	$98,353
Basic weighted average common shares outstanding	175,168,297	173,266,113
Effect of dilutive stock options	2,682,635	2,308,889
Diluted weighted average common shares outstanding	177,850,932	175,575,002
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.73	$0.57
Diluted	$0.72	$0.56

Excluded from the computations above were anti-dilutive common shares of 49,000 and 2,042,300 for the three months ended March 31, 2011 and 2010, respectively.

Note 8—Commitments and Contingencies

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

Note 9—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of the Company and its subsidiaries.  The Company currently also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  The 2000 Option Plan and the 2009 Option Plan authorize the granting of additional stock options by a committee of the Company’s Board of Directors, although the Board of Directors has indicated that it does not intend to make any additional option grants under the 2000 Option Plan. As of March 31, 2011, there were 10,176,100 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of March 31, 2011, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 140,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The grant-date fair value of each option grant under the 2000 Option Plan, the 2009 Option Plan and the Directors Option Plan is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of the Company and implied volatility derived from related exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended March 31, 2011, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $6,320 and $4,582, respectively.  For the three months ended March 31, 2010, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $5,443 and $4,022, respectively. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock option activity for the three months ended March 31, 2011 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2010	12,706,324	$33.93	7.18	$239,534
Options granted	35,000	53.41
Options exercised	(576,454)	20.68
Options forfeited	(38,300)	37.49
Options outstanding at March 31, 2011	12,126,570	$34.54	7.08	$240,698
Vested and non-vested options expected to vest at March 31, 2011	11,295,051	$34.18	6.99	$228,229
Exercisable options at March 31, 2011	4,505,894	$28.86	5.52	$115,049

A summary of the status of the Company’s non-vested options as of March 31, 2011 and changes during the three months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2010	7,623,976	$12.78
Options granted	35,000	16.98
Options forfeited	(38,300)	12.63
Non-vested options at March 31, 2011	7,620,676	$12.80

During the three months ended March 31, 2011 and 2010, the following activity occurred under the Company’s option plans:

	Three months ended March 31,
	2011	2010
Total intrinsic value of stock options exercised	$19,663	$3,785
Total fair value of stock awards vested	—	2,144

On March 31, 2011, the total compensation cost related to non-vested options not yet recognized is approximately $64,844 with a weighted average expected amortization period of 3.28 years.

Note 10—Shareholders’ Equity

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20,000,000 shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the three months ended March 31, 2011, the Company repurchased approximately 3,400,000 shares of its common stock for $188,503.  Through April 30, 2011, the Company has repurchased a total of approximately 4,300,000 shares of its common stock for $238,817. At April 30, 2011, approximately 15,700,000 shares of common stock may be repurchased under the Program.

The Company pays a quarterly dividend on its common stock of $.015 per share.  For the three months ended March 31, 2011, the Company paid and declared dividends in the amount of $2,633 and $2,642, respectively.  For the three months ended March 31, 2010, the Company paid and declared dividends in the amount of $2,595 and $2,600, respectively.

Note 11—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (the “U.S. Plans”), which cover its U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of both the U.S. Plans and the International Plans and other postretirement benefits for the three months ended March 31, 2011 and 2010.

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,
	2011	2010	2011	2010
Service cost	$1,613	$1,459	$55	$41
Interest cost	5,804	5,710	223	197
Expected return on plan assets	(6,038)	(5,646)	—	—
Amortization of transition obligation	(27)	(27)	15	16
Amortization of prior service cost	578	888	—	—
Amortization of net actuarial losses	3,434	2,633	340	221
Net pension expense	$5,364	$5,017	$633	$475

For the three months ended March 31, 2011, the Company made cash contributions to the Plans of $15,000 and estimates that, based on current actuarial calculations, it will make a cash contribution to the Plans in 2011 of approximately $23,000, the majority of which is to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the three months ended March 31, 2011 and 2010, the total matching contributions to these U.S. defined contribution plans were approximately $688 and $500, respectively.

Note 12—Goodwill and Other Intangible Assets

As of March 31, 2011, the Company has goodwill totaling $1,536,506 of which $1,462,957 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the three months ended March 31, 2011, goodwill increased by $3,207, primarily as a result of currency translation.

The Company’s intangible assets are subject to amortization except for goodwill. A summary of the Company’s amortizable intangible assets as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$104,100	$30,200	$104,100	$27,800
Proprietary technology	39,800	12,900	39,800	12,100
License agreements	6,000	4,000	6,000	3,800
Trade names and other	9,200	7,900	9,200	7,800
Total	$159,100	$55,000	$159,100	$51,500

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The aggregated amortization expense for the three months ended March 31, 2011 and 2010 was approximately $3,300 and $3,100, respectively.  As of March 31, 2011, amortization expense estimated for each of the next five fiscal years is approximately $14,100 in each of 2011 and 2012, $10,800 in 2013, $8,900 in 2014, and $8,400 in 2015.

Note 13—Debt

Revolving Credit Facility

In August 2010, the Company refinanced its senior credit facility. The $1,000,000 unsecured revolving credit facility (the “Revolving Credit Facility”) matures in August 2014. The net proceeds from the refinancing were used to repay $247,000 of borrowings outstanding under the Company’s previous senior unsecured credit facility.  At March 31, 2011, borrowings and availability under the Revolving Credit Facility were $250,200 and $749,800, respectively.  At December 31, 2010, borrowings and availability under the Revolving Credit Facility were $103,600 and $896,400, respectively.  As of March 31, 2011, the Company pays interest on borrowings under the Revolving Credit Facility at a spread over LIBOR. The Company also pays certain annual agency and commitment fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At March 31, 2011, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  The Company paid fees and expenses of approximately $6,900 in conjunction with the Revolving Credit Facility, which are deferred and amortized into interest expense through its maturity.

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “Senior Notes”) at 99.813% of their face value.  Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s senior credit facility.  Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the Senior Notes at March 31, 2011 was approximately $639,000 based on recent bid prices.

Receivables Securitization Facility

A subsidiary of the Company has entered into the Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination and expires in May 2013.  In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as sales of receivables.  The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”) on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2010 and March 31, 2011 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt.  At March 31, 2011, borrowings under the Receivables Securitization Facility were $93,800.   Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at March 31, 2011.

Note 14—Contingent Consideration

In connection with an acquisition made during 2010, the Company was required to make contingent consideration payments to the sellers in April 2011 based on certain 2010 profitability levels of the acquired company, and the Company may be required to make contingent consideration payments to the sellers in 2012, based on certain 2011 profitability levels of the acquired company, up to a maximum undiscounted amount of $59,000. In April 2011, the Company made the first contingent consideration payment in the amount of $40,000.  The second contingent consideration payment of $19,000, which is based on certain 2011 profitability levels of the acquired company, is due in April 2012.

The Company determined the fair value of the liability for these contingent consideration payments based on a probability-weighted approach.  The probability-weighted approach resulted in a scenario that the Company believes is most likely and will result in the maximum $59,000 contingent consideration being paid in accordance with the purchase agreement entered into in connection with the acquisition. The fair value of the first contingent consideration payment paid in April 2011 is included in accrued acquisition-related obligations on the accompanying Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 in the amount of $40,000 and $39,615, respectively. The fair value of the second contingent consideration payment due in April 2012 is included in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 in the amount of $18,268 and $18,092, respectively.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments, which are independently valued using market observable Level 1 inputs. The Company’s Level 1 short-term investments consist primarily of certificates of deposit with original maturities of twelve months or less. As of March 31, 2011 and December 31, 2010, the fair values of short-term investments were $98,422 and $98,341, respectively.  The impact of the credit risk related to these financial assets is immaterial.

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 16—Income Taxes

The provision for income taxes for the first quarter of 2011 and 2010 was at an effective rate of 27.5% and 26.1%, respectively. The lower rate in 2010 is primarily attributed to a $1,900 reduction in tax liabilities for unrecognized tax benefits due to the expiration of various statutes and the completion of certain audits of the Company’s prior tax returns.

The Company is present in over fifty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2007 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2011, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $24,363, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $5,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Quarter ended March 31, 2011 compared to the quarter ended March 31, 2010

Net sales were $940.6 in the first quarter of 2011 compared to $771.0 for the same period in 2010, an increase of 22% in U.S. dollars and 21% in local currencies. Sales of interconnect products and assemblies (approximately 93% of sales) increased 25% in U.S. dollars and 24% in local currencies in the first quarter of 2011 compared to the same period in 2010 as a result of a broad strengthening from a product, customer and geographic perspective ($877.5 in 2011 versus $703.6 in 2010). Sales increased in most of the Company’s major end markets including wireless devices, industrial, automotive, military/aerospace and wireless infrastructure.  Sales of cable products (approximately 7% of sales) decreased 6% in U.S dollars and 8% in local currencies in the first quarter of 2011 compared to the same period in 2010 ($63.1 in 2011 versus $67.4 in 2010). This decrease is primarily due to lower spending in North American broadband markets.

Geographically, sales in the United States in the first quarter of 2011 increased approximately 19%, compared to the same period in 2010 ($323.5 in 2011 versus $272.9 in 2010).  International sales for the first quarter of 2011 increased approximately 24% in U.S. dollars, and 23% in local currencies, compared to the same periods in 2010 ($617.1 in 2011 versus $498.1 in 2010). The comparatively weaker U.S. dollar for the first quarter of 2011 had the effect of increasing sales by approximately $6.4 compared to foreign currency translation rates for the same period in 2010.

The gross profit margin as a percentage of net sales was approximately 32.3% for both the first quarter of 2011 and 2010.  The operating margins in the Interconnect Products and Assemblies segment increased approximately 1.0% in the first quarter of 2011, compared to the same period in 2010, primarily as a result of higher volume levels and proactive and aggressive management of all elements of costs. The operating margins in the Cable Products segment decreased by approximately 3.1% in the first quarter of 2011 compared to the same period in 2010, primarily as a result of higher relative material costs and lower volume.

Selling, general and administrative expenses increased to $118.0 or 12.5% of net sales for the first quarter of 2011, compared to $104.1 or 13.5% of net sales for the same period in 2010. The increase in expense in the first quarter of 2011 is primarily attributable to increases in selling expense resulting from higher sales volume and increased research and development spending relating to new product development. Selling, general and administrative expenses include stock-based compensation expense of $6.3 for the first quarter of 2011, compared to $5.4 for the same period in 2010.

Interest expense for both the first quarter of 2011 and 2010 was $10.0, reflecting similar average debt levels and interest rates.

Other income, net, increased to $1.7 for the first quarter of 2011, compared to $0.5 for the same period in 2010, primarily related to higher interest income on higher levels of cash and short-term investments.

The provision for income taxes for the first quarter of 2011 and 2010 was at an effective rate of 27.5% and 26.1%, respectively. The lower rate in 2010 is primarily attributed to a $1.9 reduction in tax liabilities for unrecognized tax benefits due to the expiration of various statutes and the completion of certain audits of the Company’s prior tax returns.

The Company is present in over fifty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2007 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2011, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $24.4, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $5.0.

Liquidity and Capital Resources

Cash flow provided by operating activities was $107.7 in the first three months of 2011 compared to $31.8 in the same 2010 period.  Cash flow provided by operating activities for the 2010 period includes the effect of adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), which was effective January 1, 2010 and resulted in a decrease to cash provided by operating activities of $82.0 in 2010.  The decrease in cash flow provided by operating activities for the first three months of 2011 compared to the same 2010 period (excluding the effect of adoption of ASU 2009-16 in 2010) is primarily due to an increase in components of working capital and a $15.0 contribution made to the Company’s U.S. defined benefit pension plan during the first quarter of 2011, partially offset by an increase in net income and an increase in non-cash expenses including depreciation and amortization and stock-based compensation. The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $44.1 in the first three months of 2011 due primarily to an increase of $46.0 in inventory and increases of $16.9 and $4.0 in accounts receivable and other current assets, respectively, which were partially offset by an increase in accounts payable of $23.8.  The components of working capital increased $14.7 in the first three months of 2010 due primarily to an increase of $43.9 in accounts receivable and increases of $17.2 and $3.2 in inventory and other current assets, respectively, which were partially offset by increases in accounts payable and accrued liabilities of $30.3 and $19.3, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2011. Accounts receivable increased $25.7 to $744.2 reflecting the heavy weighting of sales in March 2011 compared to December 2010 and translation resulting from the comparatively weaker U.S. dollar at March 31, 2011 compared to December 31, 2010 (“Translation”). Days sales outstanding was approximately 71 days at March 31, 2011 compared to 68 days at December 31, 2010.  Inventories increased $53.8 to $603.0, reflecting an increase in raw materials inventory to support sequential sales growth and the impact of Translation.  Inventory days increased from 77 at December 31, 2010 to 85 at March 31, 2011. Land and depreciable assets, net, increased $4.5 to $371.5 primarily due to capital expenditures of $23.2 and Translation offset by depreciation of $23.9. Accounts payable increased $29.3 to $414.3, primarily as a result of an increase in purchasing activity during the period and the impact of Translation. Total accrued expenses decreased $1.9 to $267.8 primarily due to the payment of incentive compensation during the quarter, partially offset by an increase in accrued income taxes.  Accrued pension and post-employment benefit obligations decreased $6.7 to $169.9, primarily due to a contribution of $15.0 to the Company’s U.S. defined benefit pension plan, partially offset by pension expense and Translation.

For the first three months of 2011, cash flow provided by operating activities of $107.7, net borrowings of $149.6 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $16.5 were used to fund purchases of treasury stock of $188.5, capital expenditures of $23.2 and dividend payments of $2.6, which resulted in an increase in cash and cash equivalents of $67.1. For the first three months of 2010, cash flow provided by operating activities of $31.8, net borrowings of $48.6 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $3.8 were used to fund capital expenditures and acquisition-related payments of $18.4 and $3.0, respectively, to purchase short-term investments of $8.4 and to fund dividend payments and payments to shareholders of noncontrolling interests of $2.6 and $1.0, respectively, which resulted in an increase in cash and cash equivalents of $47.1.

In August 2010, the Company refinanced its senior credit facility. The $1,000.0 unsecured revolving credit facility (the “Revolving Credit Facility”) matures in August 2014. The net proceeds from the refinancing were used to repay $247.0 of borrowings outstanding under the Company’s previous senior unsecured credit facility.  At March 31, 2011, borrowings and availability under the Revolving Credit Facility were $250.2 and $749.8, respectively. At December 31, 2010, borrowings and availability under the Revolving Credit Facility were $103.6 and $896.4, respectively. As of March 31, 2011, the Company pays interest on borrowings under the Revolving Credit Facility at a spread over LIBOR.  The Company also pays certain annual agency and commitment fees. The Revolving Credit Facility requires that the Company satisfy certain financial covenants.  At March 31, 2011, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

In November 2009, the Company issued $600.0 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “Senior Notes”) at 99.813% of their face value.  Net proceeds from the sale of the Senior Notes were used to repay borrowings under the Company’s senior credit facility.  Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the Senior Notes at March 31, 2011 was approximately $639.0 based on recent bid prices.

A subsidiary of the Company has entered into the Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination and expires in May 2013.  In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as sales of receivables. The Company adopted ASU 2009-16 on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2010 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt.  At March 31, 2011, borrowings under the Receivables Securitization Facility were $93.8. Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility, which are included in other expense, net for prior periods, are included in interest expense.

The carrying value of borrowings under the Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at March 31, 2011.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company pays a quarterly dividend on its common stock of $.015 per share. For the three months ended March 31, 2011, the Company paid and declared dividends in the amount of $2.6. The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Receivables Securitization Facility.

The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility, the Receivables Securitization Facility and cash, cash equivalents and short-term investments.  The Company expects that ongoing cash requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivables.  However, management believes that the Company’s cash, cash equivalents and short-term investment position, ability to generate strong cash flow from operations, availability under its Revolving Credit Facility and its Receivables Securitization Facility will allow it to meet its obligations for the next twelve months.

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the three months ended March 31, 2011, the Company repurchased approximately 3.4 million shares of its common stock for approximately $188.5. Through April 30, 2011, the Company has repurchased a total of approximately 4.3 million shares of its common stock for $238.8. At April 30, 2011, approximately 15.7 million shares of common stock may be repurchased under the Program.

For the three months ended March 31, 2011, the Company made cash contributions to its two defined benefit pension plans (the “U.S. Plans”) of $15.0 and estimates that, based on current actuarial calculations, it will make a cash contribution to the Plans in 2011 of approximately $23.0, the majority of which is to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

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

Safe Harbor Statement

Statements in this report that are not historical are “forward-looking” statements within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related federal securities laws, and should be considered subject to the many uncertainties and risks that exist in the Company’s operations and business environment. These uncertainties and risks, which include, among other things, economic and currency conditions, market demand and pricing and competitive and cost factors, are set forth in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K. Actual results could differ materially from those currently anticipated. The Company does not undertake any obligations to update such forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2010 Annual Report on Form 10-K.  As of March 31, 2011, the Company’s average LIBOR rate was 0.25%.  A 10% change in the LIBOR interest rate at March 31, 2011 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2011, although there can be no assurances that interest rates will not significantly change.

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

Item 1A.         Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the three months ended March 31, 2011, the Company repurchased approximately 3.4 million shares of its common stock for approximately $188.5 million.  Through April 30, 2011, the Company has repurchased a total of approximately 4.3 million shares of its common stock for $238.8 million. At April 30, 2011, approximately 15.7 million shares of common stock may be repurchased under the Program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2011	—	$—	—	—
February 1 to February 28, 2011	955,591	56.91	955,591	19,044,409
March 1 to March 31, 2011	2,397,598	55.94	2,397,598	16,646,811
Total	3,353,189	$56.22	3,353,189	16,646,811

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
10.1

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.2

Amendment to Receivables Purchase Agreement dated as of May 26, 2009 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2009 10-Q).*

10.3

Amendment to Receivables Purchase Agreement dated as of May 25, 2010 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2010 10-Q)*

10.4

Amendment to Receivables Purchase Agreement dated February 1, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.4 to the December 31, 2010 10-K). *

10.5	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.6	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.7	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.8	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.9	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.10	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.11	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.12	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.13	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.14	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.15	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.16	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.17	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.18	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.19	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.20	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*

10.21	Ninth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective
January 1, 2002 (filed as Exhibit 10.20 to the September 30, 2009 10-Q).*
10.22	Tenth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.21 to the December 31, 2009 10-K).*
10.23	Eleventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.24 to the December 31, 2010 10-K).*
10.24	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.25	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the December 31, 1996 10-K).*
10.26	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.27	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.28	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.29	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.30	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.31	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.32	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.33	2008 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.30 to the June 30, 2008 10-Q).*
10.34	2009 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.31 to the March 31, 2009 10-Q).*
10.35	2010 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.33 to the December 31, 2009 10-K).*
10.36	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.37	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.38

Credit Agreement, dated as of July 15, 2005, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 20, 2005).*

10.39

First Amendment to Credit Agreement dated as of December 14, 2005 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.45 to the June 30, 2007 10-Q).*

10.40

Second Amendment to Credit Agreement dated as of August 1, 2006 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.55 to the June 30, 2006 10-Q).*

10.41

Third Amendment to Credit Agreement dated as of October 28, 2009 among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.38 to the December 31, 2009 10-K).*

10.42

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.43	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.44

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.45	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.46	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the June 30, 2006 10-Q).*
10.47	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the June 30, 2006 10-Q).*
10.48	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.49	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.50	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.51	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as

Exhibit 10.44 to the June 30, 2008 10-Q).*
10.52	Fifth Amendment (2009-1) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.45 to the September 30, 2009 10-Q).*
10.53	Sixth Amendment (2009-2) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.46 to the September 30, 2009 10-Q).*
10.54	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.55	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the June 30, 2007 10-Q).*
10.56	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement (filed as Exhibit 10.44 to the December 31, 2008 10-K).*
10.57	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the June 30, 2007 10-Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Incorporated herein by reference as stated.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon
Authorized Signatory
and Principal Financial Officer

Date:  May 9, 2011