Form 10-Q
period 2011-06-30
AMPHENOL CORP /DE/
filed 2011-08-05
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, the total number of shares outstanding of Class A Common Stock was 169,918,065.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$611,208	$525,888
Short-term investments	85,347	98,341
Total cash, cash equivalents and short-term investments	696,555	624,229
Accounts receivable, less allowance for doubtful accounts of $13,188 and $14,946, respectively	793,418	718,545
Inventories	642,273	549,169
Other current assets	114,434	100,187

Total current assets	2,246,680	1,992,130

Land and depreciable assets, less accumulated depreciation of $668,621 and $611,008, respectively	379,731	366,996
Goodwill	1,576,987	1,533,299
Other long-term assets	119,337	123,432

	$4,322,735	$4,015,857

Liabilities & Equity
Current Liabilities:
Accounts payable	$426,184	$384,963
Accrued salaries, wages and employee benefits	74,463	75,183
Accrued income taxes	69,581	65,311
Accrued acquisition-related obligations (Note 15)	—	39,615
Other accrued expenses	77,822	89,566
Short-term debt	328	352

Total current liabilities	648,378	654,990

Long-term debt	1,157,589	799,640
Accrued pension and post-employment benefit obligations	171,613	176,636
Other long-term liabilities	35,751	41,876
Equity:
Common stock	170	176
Additional paid-in capital	168,661	144,855
Accumulated earnings	2,170,142	2,260,581
Accumulated other comprehensive loss	(42,521)	(84,757)

Total shareholders’ equity attributable to Amphenol Corporation	2,296,452	2,320,855

Noncontrolling interests	12,952	21,860
Total equity	2,309,404	2,342,715

	$4,322,735	$4,015,857

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,017,738	$884,798	$1,958,323	$1,655,752
Cost of sales	696,516	595,499	1,332,977	1,117,261
Gross profit	321,222	289,299	625,346	538,491
Change in contingent acquisition related obligations (Note 15)	(17,813)	—	(17,813)	—
Selling, general and administrative expense	124,161	113,674	242,200	217,822
Operating income	214,874	175,625	400,959	320,669

Interest expense	(11,371)	(9,968)	(21,387)	(19,981)
Other income (expenses), net	2,130	764	3,834	1,223
Income before income taxes	205,633	166,421	383,406	301,911
Provision for income taxes	(56,739)	(35,412)	(105,627)	(70,764)
Net income	148,894	131,009	277,779	231,147
Less: Net income attributable to noncontrolling interests	(1,143)	(1,338)	(2,070)	(3,123)

Net income attributable to Amphenol Corporation	$147,751	$129,671	$275,709	$228,024

Net income per common share -Basic	$0.86	$0.75	$1.59	$1.32

Weighted average common shares outstanding-Basic	171,194,474	173,519,882	173,170,408	173,393,698

Net income per common share -Diluted	$0.85	$0.74	$1.57	$1.30

Weighted average common shares outstanding-Diluted	173,592,458	175,885,465	175,707,345	175,731,091

Dividends declared per common share	$0.015	$0.015	$0.030	$0.030

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flow from operating activities:
Net income	$277,779	$231,147
Adjustments for cash from operating activities:
Depreciation and amortization	57,208	49,493
Net change in receivables sold under Receivables Securitization Facility	—	(82,000)
Stock-based compensation expense	13,381	11,615
Change in contingent acquisition related obligations (Note 15)	(17,813)	—
Excess tax benefits from stock-based compensation payment arrangements	(5,493)	(1,333)
Net change in components of working capital	(115,869)	(77,315)
Net change in other long-term assets and liabilities	3,154	4,264

Cash flow provided by operating activities	212,347	135,871

Cash flow from investing activities:
Additions to property, plant and equipment	(45,780)	(43,086)
Purchases of short-term investments	(69,330)	(87,050)
Sales and maturities of short-term investments	82,324	42,459
Acquisitions, net of cash acquired	(51,889)	(13,624)

Cash flow used in investing activities	(84,675)	(101,301)

Cash flow from financing activities:
Borrowings under credit facilities	489,200	102,582
Repayments under credit facilities	(136,821)	(73,800)
Payments of fees and expenses related to debt financing	(2,105)	—
Proceeds from exercise of stock options	21,451	7,397
Excess tax benefits from stock-based compensation payment arrangements	5,493	1,333
Payment of contingent acquisition related obligations	(40,000)	—
Payments to shareholders of noncontrolling interests	(27,122)	(2,421)
Purchase and retirement of treasury stock	(360,998)	—
Dividend payments	(5,241)	(5,197)

Cash flow (used in) provided by financing activities	(56,143)	29,894

Effect of exchange rate changes on cash and cash equivalents	13,791	(12,400)

Net change in cash and cash equivalents	85,320	52,064
Cash and cash equivalents balance, beginning of period	525,888	384,613

Cash and cash equivalents balance, end of period	$611,208	$436,677

Cash paid during the year for:
Interest	$20,527	$20,100
Income taxes	83,496	69,080

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, the related condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010 and the condensed consolidated statements of cash flow for the six months ended June 30, 2011 and 2010 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.  These financial statements and the related notes should be read in conjunction with the financial statements and notes included in the Company’s 2010 Annual Report on Form 10-K.

Note 2—New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively.  The Company has not yet determined which presentation will be adopted.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

Note 3—Reclassifications

In 2011, the Company changed the presentation of the Condensed Consolidated Statements of Cash Flow to present purchases and sales/maturities of short-term investments on a gross basis, which had been presented on a net basis for the six months ended June 30, 2010.  As a result, amounts in the accompanying Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2010 have been reclassified to conform to the current year presentation.

Note 4—Inventories

Inventories consist of:

	June 30, 2011	December 31, 2010
Raw materials and supplies	$206,306	$162,439
Work in process	259,335	231,719
Finished goods	176,632	155,011
	$642,273	$549,169

Note 5—Reportable Business Segments

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

The segment results for the three months ended June 30, 2011 and 2010 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2011	2010	2011	2010	2011	2010
Net sales
-external	$943,752	$817,146	$73,986	$67,652	$1,017,738	$884,798
-inter-segment	1,612	839	5,901	4,747	7,513	5,586
Segment operating income	203,380	181,820	9,500	9,120	212,880	190,940

The segment results for the six months ended June 30, 2011 and 2010 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2011	2010	2011	2010	2011	2010
Net sales
-external	$1,821,268	$1,520,744	$137,055	$135,008	$1,958,323	$1,655,752
-inter-segment	2,325	1,490	10,760	9,703	13,085	11,193
Segment operating income	397,492	330,482	16,959	19,163	414,451	349,645

A reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2011 and 2010 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Segment operating income	$212,880	$190,940	$414,451	$349,645
Interest expense	(11,371)	(9,968)	(21,387)	(19,981)
Interest income	2,311	1,117	4,129	1,919
Stock-based compensation expense	(7,061)	(6,172)	(13,381)	(11,615)
Change in contingent acquisition related obligations	17,813	—	17,813	—
Other costs, net	(8,939)	(9,496)	(18,219)	(18,057)
Income before income taxes	$205,633	$166,421	$383,406	$301,911

Note 6—Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2011 and 2010 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$148,894	$131,009	$277,779	$231,147
Currency translation adjustments	18,701	(35,715)	42,196	(38,593)
Revaluation of interest rate derivatives	—	1,061	—	2,073
Defined benefit plan liability adjustment, net of tax	—	92	222	1,059
Total comprehensive income	$167,595	$96,447	$320,197	$195,686

Note 7—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income (earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, the liability related to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the six months ended June 30, 2011 is as follows:

	Amphenol Corporation Shareholders
					Accum. Other
	Shares		Additional Paid-	Accumulated	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2010	176	$176	$144,855	$2,260,581	$(84,757)	$—	$21,860	$2,342,715
Net income				275,709			2,070	277,779
Translation adjustments					42,014		182	42,196
Defined benefit plan liability adjustment, net of tax					222			222
Payments to shareholders of non-controlling interests							(2,268)	(2,268)
Purchase of non-controlling interests			(15,962)				(8,892)	(24,854)
Purchase of treasury stock						(360,998)		(360,998)
Retirement of treasury stock	(6)	(6)		(360,992)		360,998		—
Stock options exercised, including tax benefit			26,387					26,387
Dividends declared				(5,156)				(5,156)
Stock-based compensation expense			13,381					13,381
Balance as of June 30, 2011	170	$170	$168,661	$2,170,142	$(42,521)	$—	$12,952	$2,309,404

A reconciliation of consolidated changes in equity for the six months ended June 30, 2010 is as follows:

	Amphenol Corporation Shareholders
					Accum. Other
	Shares		Additional Paid-	Accumulated	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2009	173	$174	$71,368	$1,774,625	$(100,090)	$16,741	$1,762,818
Net income				228,024		3,123	231,147
Noncontrolling interest acquired						10,286	10,286
Translation adjustments					(38,719)	126	(38,593)
Revaluation of interest rate derivatives					2,073		2,073
Defined benefit plan liability adjustment, net of tax					1,059		1,059
Payments to shareholders of non-controlling interests						(2,421)	(2,421)
Stock options exercised, including tax benefit	1		8,236				8,236
Dividends declared				(5,204)			(5,204)
Stock-based compensation expense			11,615				11,615
Balance as of June 30, 2010	174	$174	$91,219	$1,997,445	$(135,677)	$27,855	$1,981,016

Note 8—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares issuable upon the exercise of outstanding stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2011 and 2010 is as follows (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income attributable to Amphenol Corporation shareholders	$147,751	$129,671	$275,709	$228,024
Basic weighted average common shares outstanding	171,194,474	173,519,882	173,170,408	173,393,698
Effect of dilutive stock options	2,397,984	2,365,583	2,536,937	2,337,393
Diluted weighted average common shares outstanding	173,592,458	175,885,465	175,707,345	175,731,091
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.86	$0.75	$1.59	$1.32
Diluted	$0.85	$0.74	$1.57	$1.30

Excluded from the computations above were anti-dilutive common shares of 2,969,325 and 2,944,650 for the three months ended June 30, 2011 and 2010, respectively, and 2,434,686 and 3,080,457 for the six months ended June 30, 2011 and 2010, respectively.

Note 9—Commitments and Contingencies

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

Note 10—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of the Company and its subsidiaries.  The Company currently also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors, although no additional options can be granted under the 2000 Option Plan. As of June 30, 2011, there were 7,624,150 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of June 30, 2011, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 80,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended June 30, 2011, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $7,061 and $5,116, respectively, and these reductions were $13,381 and $9,611, respectively, for the six months ended June 30, 2011.  For the three months ended June 30, 2010, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $6,172 and $4,857, respectively, and these reductions were $11,615 and $8,897, respectively, for the six months ended June 30, 2010. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock option activity for the three and six months ended June 30, 2011 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2010	12,706,324	$33.93	7.18	$239,534
Options granted	35,000	53.41
Options exercised	(576,454)	20.68
Options forfeited	(38,300)	37.49
Options outstanding at March 31, 2011	12,126,570	34.54	7.08	$240,698
Options granted	2,506,350	53.48
Options exercised	(303,328)	31.42
Options forfeited	(82,300)	38.10
Options outstanding at June 30, 2011	14,247,292	$37.92	7.38	$228,952
Vested and non-vested options expected to vest at June 30, 2011	13,152,814	$37.42	7.27	$218,000
Exercisable options at June 30, 2011	6,528,916	$31.42	5.90	$147,365

A summary of the status of the Company’s non-vested options as of June 30, 2011 and changes during the three and six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2010	7,623,976	$12.78
Options granted	35,000	16.98
Options forfeited	(38,300)	12.63
Non-vested options at March 31, 2011	7,620,676	$12.80
Options granted	2,506,350	14.15
Options vested	(2,326,350)	12.23
Options forfeited	(82,300)	12.82
Non-vested options at June 30, 2011	7,718,376	$13.41

During the three and six months ended June 30, 2011 and 2010, the following activity occurred under the Company’s option plans:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total intrinsic value of stock options exercised	$6,739	$5,914	$26,402	$9,699
Total fair value of stock options vested	28,446	23,665	28,446	23,667

On June 30, 2011, the total compensation cost related to non-vested options not yet recognized is approximately $88,665 with a weighted average expected amortization period of 3.66 years.

Note 11—Shareholders’ Equity

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20,000,000 shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the six months ended June 30, 2011, the Company repurchased approximately 6,600,000 shares of its common stock for approximately $361,000.  During the second quarter of 2011, these treasury shares were retired by the Company and accumulated earnings were reduced by the respective repurchase amounts.

The Company pays a quarterly dividend on its common stock of $.015 per share.  For the three and six months ended June 30, 2011, the Company paid dividends in the amount of $2,608 and $5,241, respectively, and declared dividends in the amount of $2,515 and $5,156, respectively.  For the three and six months ended June 30, 2010, the Company paid dividends in the amount of $2,602 and $5,197, respectively, and declared dividends in the amount of $2,603 and $5,204, respectively.

Note 12—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (the “U.S. Plans”), which cover its U.S. employees and which represent the majority of the assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of both the U.S. Plans and the International Plans and other postretirement benefits for the three and six months ended June 30, 2011 and 2010.

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
	2011	2010	2011	2010
Service cost	$1,354	$1,435	$45	$41
Interest cost	4,587	5,631	201	197
Expected return on plan assets	(4,415)	(5,628)	—	—
Amortization of transition obligation	(29)	(27)	16	16
Amortization of prior service cost	412	888	—	—
Amortization of net actuarial losses	2,456	2,625	311	221
Net pension expense	$4,365	$4,924	$573	$475

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,
	2011	2010	2011	2010
Service cost	$2,967	$2,894	$100	$82
Interest cost	10,391	11,341	424	394
Expected return on plan assets	(10,453)	(11,274)	—	—
Amortization of transition obligation	(56)	(54)	31	32
Amortization of prior service cost	990	1,776	—	—
Amortization of net actuarial losses	5,890	5,258	651	442
Net pension expense	$9,729	$9,941	$1,206	$950

For the three and six months ended June 30, 2011, the Company made cash contributions to the Plans of $3,000 and $18,000, respectively, and estimates that, based on current actuarial calculations, it will make total cash contributions to the Plans in 2011 of approximately $20,000, the majority of which is to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the six months ended June 30, 2011 and 2010, the total matching contributions to these U.S. defined contribution plans were approximately $1,278 and $1,046, respectively.

Note 13—Goodwill and Other Intangible Assets

As of June 30, 2011, the Company has goodwill totaling $1,576,987 of which $1,503,438 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the six months ended June 30, 2011, goodwill increased by $43,688, primarily as a result of an acquisition in the Interconnect Products and Assemblies segment made during the year and currency translation.

The Company’s intangible assets are subject to amortization except for goodwill. A summary of the Company’s amortizable intangible assets as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$106,100	$32,900	$104,100	$27,800
Proprietary technology	41,800	13,700	39,800	12,100
License agreements	6,000	4,200	6,000	3,800
Trade names and other	9,400	7,900	9,200	7,800
Total	$163,300	$58,700	$159,100	$51,500

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended June 30, 2011 and 2010 was approximately $3,800 and $3,200, respectively.  The amortization expense for the six months ended June 30, 2011 and 2010 was approximately $7,400 and $6,300, respectively.  As of June 30, 2011, amortization expense estimated for each of the next five fiscal years is approximately $14,700 in 2011, $14,900 in 2012, $11,600 in 2013, $9,700 in 2014, and $9,200 in 2015.

Note 14—Debt

Revolving Credit Facility

In June 2011, the Company amended its $1,000,000 unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At June 30, 2011, borrowings and availability under the Revolving Credit Facility were $463,000 and $537,000, respectively.  As of June 30, 2011, interest on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2011, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  The Company paid fees and expenses of approximately $2,100 related to the amendment which were deferred and are being amortized as interest expense through the amended maturity date of the Revolving Credit Facility.

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “Senior Notes”) at 99.813% of their face value.  Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the Senior Notes at June 30, 2011 was approximately $655,000 based on recent bid prices.

Receivables Securitization Facility

A subsidiary of the Company has entered into the Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants, provides for various events of termination and expires in May 2013.  In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as sales of receivables.  The Company adopted FASB ASU No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”) on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2010 and June 30, 2011 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt.  At June 30, 2011, borrowings under the

Receivables Securitization Facility were $92,400.   Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at June 30, 2011.

Note 15—Contingent Consideration

In connection with an acquisition made during 2010, the Company made a contingent consideration payment to the sellers in April 2011 of $40,000 based on certain 2010 profitability levels of the acquired company. The Company could also be required to make a contingent consideration payment to the sellers in 2012, based on certain 2011 profitability levels of the acquired company, up to a maximum aggregate undiscounted amount for both payments of $59,000.

The Company determined the fair value of the liability for these contingent consideration payments based on a probability-weighted approach, which through the first quarter of 2011 would have resulted in the maximum contingent consideration being paid. During the second quarter of 2011, performance expectations were reduced as a result of a softening in demand in the defense market and the related deferral of certain defense related programs to periods beyond 2011 and therefore outside the contractual earn-out period.  Therefore, it was determined that the payment related to 2011 profitability levels was no longer probable and the Company adjusted the remaining contingent consideration liability of $17,813 as a gain in operating income in accordance with applicable accounting rules.  This adjustment had an impact on net income of approximately $11,200 for the second quarter of 2011.

Note 16—Fair Value Measurements

The Company follows the framework within the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification, which requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. These standards establish market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments, which are independently valued using market observable Level 1 inputs and contingent consideration payments (Note 15), which was valued using the income approach and Level 3 unobservable inputs within the fair value hierarchy. The primary Level 3 inputs used to value the contingent consideration payments were probability weighted payout projections and discount rates. The Company’s Level 1 short-term investments consist primarily of certificates of deposit with original maturities of twelve months or less. As of June 30, 2011 and December 31, 2010, the fair values of short-term investments were $85,347 and $98,341, respectively.  As of June 30, 2011 and December 31, 2010, the fair values of the contingent consideration payments were nil and $56,668, respectively. The impact of the credit risk related to these financial assets is immaterial.

The table below sets forth a summary of changes in fair value of the Company’s Level 3 items for the six months ended June 30, 2011.

Balance at December 31, 2010	$56,668
Accretion of discount on contingent consideration liabilities	1,145
Payment of contingent acquisition related obligations	(40,000)
Change in contingent acquisition related obligations	(17,813)
Balance at June 30, 2011	$—

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 17—Income Taxes

The provision for income taxes for the second quarter and the first six months of 2011 was at an effective rate of 27.6% and 27.5%, respectively.  The second quarter provision for taxes included a one-time tax cost of approximately $6,600 related to a gain of $17,813 for the adjustment of a contingent acquisition related purchase price obligation (Note 15).  The provision for income taxes for the second quarter and the first six months of 2010 was at an effective rate of 21.3% and 23.4%, respectively.  The lower rate in the second quarter of 2010 included a $10,300 net benefit relating to a reduction in international tax expense due primarily to reserve adjustments from a favorable settlement of certain tax positions and the completion of prior year audits.

The Company is present in over fifty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2007 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2011, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $24,646, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $4,600.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010

Net sales were $1,017.7 in the second quarter of 2011 compared to $884.8 in the prior year quarter, an increase of 15% in U.S. dollars, 12% in local currencies and 8% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Net sales for the first six months of 2011 were $1,958.3 compared to $1,655.8, for the same period in 2010, an increase of 18% in U.S. dollars, 16% in local currencies, and 12% organically over the prior year period. Sales of interconnect products and assemblies (approximately 93% of sales) increased 15% in U.S. dollars and 12% in local currencies in the second quarter of 2011 compared to the same period in 2010 ($943.8 in 2011 versus $817.1 in 2010) and 20% in U.S. dollars and 18% in local currencies in the first six months of 2011 compared to the same period in 2010 ($1,821.3 in 2011 versus $1,520.7 in 2010). Sales growth was driven by strength in the wireless device, industrial, automotive and commercial aerospace markets, as well as by acquisition growth in the military aerospace market. Sales grew in all geographic regions with particular strength in Asia, and resulted from the continuing development of new application-specific solutions and value added products, and increased worldwide presence with leading companies in target markets. Sales of cable products (approximately 7% of sales) increased 9% in U.S dollars and 4% in local currencies in the second quarter of 2011 compared to the same period in 2010 ($74.0 in 2011 versus $67.7 in 2010), primarily due to stronger demand in South American communication markets in 2011. Sales of cable products increased 2% in U.S. dollars and decreased 2% in local currencies in the first six months of 2011 compared to the same period in 2010 ($137.1 in 2011 versus $135.0 in 2010), primarily due to lower spending in some international broadband markets in the first quarter.

Geographically, sales in the United States in the second quarter and first six months of 2011 increased approximately 8% and 13%, respectively, compared to the same period in 2010 ($334.1 and $657.5 in 2011 versus $308.8 and $581.7 in 2010).  International sales for the second quarter and the first six months of 2011 increased approximately 19% and 21% in U.S. dollars, respectively, and 14% and 18% in local currencies, compared to the same periods in 2010 ($683.7 and $1,300.8 in 2011 versus $576.0 and $1,074.1 in 2010). The comparatively weaker U.S. dollar for the second quarter and first six months of 2011 had the effect of increasing sales by approximately $28.7 and $35.0, respectively, compared to foreign currency translation rates for the same periods in 2010.

The gross profit margin as a percentage of net sales was approximately 31.6% for the second quarter and 31.9% for the first six months of 2011, respectively, compared to 32.7% and 32.5%, respectively, for the same periods in 2010.  The operating margins in the Interconnect Products and Assemblies segment decreased approximately 0.7% and increased 0.1% in the second quarter and the first six months of 2011, respectively, compared to the same periods in 2010. The decrease in the second quarter 2011 operating margin from the 2010 period was primarily a result of a reduction in gross margin as the positive impacts of higher volume, cost reduction actions and price increases were more than offset by increases in material input costs. The operating margins in the Cable Products segment decreased by approximately 0.7% and 1.8% in the second quarter and first six months of 2011, respectively, compared to the same periods in 2010, primarily as a result of higher relative material costs.

During the second quarter of 2011, the Company reassessed, based on current 2011 performance expectations, a contingent acquisition related obligation which would have been payable in 2012 related to a 2010 acquisition (Note 15).  Performance expectations were reduced as a result of a softening in demand in the defense market and the related deferral of certain defense related programs to periods beyond 2011 and therefore outside the contractual earn-out period.  Therefore, it was determined that the payment related to 2011 profitability levels was no longer probable and the Company adjusted the remaining contingent consideration liability of $17.8 as a gain in operating income in accordance with applicable accounting rules. This adjustment had an impact of 1.7% of sales, $11.2 on net income and $0.06 on EPS for the second quarter of 2011.

Selling, general and administrative expenses increased to $124.2 and $242.2, or 12.2% and 12.4% of net sales, for the second quarter and first six months of 2011, respectively, compared to $113.7 and $217.8, or 12.8% and 13.2% of net sales, for the same periods in 2010. The increase in expense in the second quarter and first six months of 2011 is primarily attributable to increases in selling expense resulting from higher sales volume and increased research and development spending relating to new product development. Selling, general and administrative expenses include stock-based compensation expense of $7.1 and $13.4 for the second quarter and first six months of 2011, respectively, compared to $6.2 and $11.6 for the same periods in 2010.

Interest expense for the second quarter and first six months of 2011 was $11.4 and $21.4, respectively, compared to $10.0 and $20.0 for the same periods in 2010.  The increases are primarily attributed to higher average debt levels related to the Company’s stock repurchase program (Note 11).

Other income, net, increased to $2.1 and $3.8 for the second quarter and first six months of 2011, respectively, compared to $0.8 and $1.2 for the same periods in 2010, primarily related to interest income on higher levels of cash and short-term investments.

The provision for income taxes for the second quarter and the first six months of 2011 was at an effective rate of 27.6% and 27.5%, respectively.  The second quarter provision for taxes included a one-time tax cost of $6.6 related to the gain of $17.8 for the adjustment of a contingent acquisition related purchase price obligation.  The provision for income taxes for the second quarter and the first six months of 2010 was at an effective rate of 21.3% and 23.4%, respectively.  The lower rate in the second quarter of 2010 included a $10.3 net benefit relating to a reduction in international tax expense due primarily to reserve adjustments from a favorable settlements of certain tax positions and the completion of prior year audits.  Excluding the one-time items in each period the provision for income taxes for the second quarter and the first six months of 2011 was at an effective rate of 26.7% and 27.1%, respectively, as compared to 27.5% for both the second quarter of 2010 and the first six months of 2010.

The Company is present in over fifty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2007 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2011, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $24.6, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $4.6.

Liquidity and Capital Resources

Cash flow provided by operating activities was $212.3 in the first six months of 2011 compared to $135.9 in the same 2010 period.  Cash flow provided by operating activities for the 2010 period includes the effect of adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), which became effective January 1, 2010 and resulted in a decrease to cash provided by operating activities of $82.0 in 2010.  The decrease in cash flow provided by operating activities for the first six months of 2011 compared to the same 2010 period (excluding the effect of adoption of ASU 2009-16 in 2010) is primarily due to an increase in components of working capital, and contributions made to the Company’s U.S. defined benefit pension plan of $18.0 during the first six months of 2011, partially offset by increases in net income and non-cash expenses including depreciation and amortization and stock-based compensation. The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $115.9 in the first six months of 2011 due primarily to an increase of $72.9 in inventory, increases of $48.5 and $4.8 in accounts receivable and other current assets, respectively, and a decrease in accrued liabilities of $13.8, which was partially offset by an increase in accounts payable of $24.2.  The components of working capital increased $77.3 in the first six months of 2010 due primarily to an increase of $122.0 in accounts receivable and increases of $45.4 and $8.0 in inventory and other current assets, respectively, which were partially offset by increases in accounts payable and accrued liabilities of $89.8 and $8.5, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at June 30, 2011. Accounts receivable increased $74.9 to $793.4 reflecting increased sales in June 2011 compared to December 2010, the impact of an acquisition made during the period and translation resulting from the comparatively weaker U.S. dollar at June 30, 2011 compared to December 31, 2010 (“Translation”). Days sales outstanding was approximately 69 days at June 30, 2011 compared to 68 days at December 31, 2010.  Inventories increased $93.1 to $642.3, to support higher sales levels and were also impacted by an acquisition of $9.7 and Translation.  Inventory days increased from 77 at December 31, 2010 to 83 at June 30, 2011. Land and depreciable assets, net, increased $12.7 to $379.7 primarily due to capital expenditures of $45.8, the impact of an acquisition of $8.3 and Translation offset by depreciation of $48.5. Accounts payable increased $41.2 to $426.2, primarily as a result of an increase in purchasing activity during the period, the impact of an acquisition and Translation. Goodwill increased $43.7 to $1,577.0 primarily due to $36.6 related to an acquisition in the Interconnect Products and Assemblies segment made during the period and Translation. Total accrued expenses decreased $47.8 to $221.9 primarily due to the payment of acquisition related contingent consideration of $40.0 as well as payments for incentive compensation during the period, partially offset by an increase in accrued income taxes.  Accrued pension and post-employment benefit obligations decreased $5.0 to $171.6, primarily due to contributions of $18.0 to the Company’s U.S. defined benefit pension plan, partially offset by pension expense and Translation.  Other long-term liabilities decreased $6.1 to $35.8 primarily due to the reduction in an acquisition related contingent payment obligation of $17.8, partially offset by an increase in deferred tax liabilities.

For the first six months of 2011, cash flow provided by operating activities of $212.3, net borrowings of $352.4, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $26.9 and net proceeds from sales of short-term investments of $13.0 were used to fund purchases of treasury stock of $361.0, acquisitions (net of cash acquired) of $51.9, contingent acquisition-related obligation payments of $40.0, capital expenditures of $45.8, payments to shareholders of noncontrolling interests of $27.1 and dividend payments of $5.2, which resulted in an increase in cash and cash equivalents of $85.3. For the first six months of 2010, cash flow provided by operating activities of $135.9, net borrowings of $28.8 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $8.7 were used to purchase short-term investments of $44.6, to fund capital expenditures and acquisition-related payments of $43.1 and $13.6, respectively, and to fund dividend payments and payments to shareholders of noncontrolling interests of $5.2 and $2.4, respectively, which resulted in an increase in cash and cash equivalents of $52.1.

In June 2011, the Company amended its $1,000.0 unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At June 30, 2011, borrowings and availability under the Revolving Credit Facility were $463.0 and $537.0, respectively.  As of June 30, 2011, interest on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2011, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  The Company paid fees and expenses of approximately $2.1 related to the amendment which were deferred and are being amortized as interest expense through the amended maturity date of the Revolving Credit Facility.

In November 2009, the Company issued $600.0 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “Senior Notes”) at 99.813% of their face value.  Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the Senior Notes at June 30, 2011 was approximately $655.0 based on recent bid prices.

A subsidiary of the Company has entered into the Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants, provides for various events of termination and expires in May 2013.  In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as sales of receivables.  The Company adopted ASU 2009-16, on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2010 and June 30, 2011 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt.  At June 30, 2011, borrowings under the Receivables Securitization Facility were $92.4.  Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at June 30, 2011.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company pays a quarterly dividend on its common stock of $.015 per share. For the three and six months ended June 30, 2011, the Company paid dividends in the amount of $2.6 and $5.2, respectively, and declared dividends in the amount of $2.5 and $5.2, respectively.  For the three and six months ended June 30, 2010, the Company paid dividends in the amount of $2.6 and $5.2, respectively, and declared dividends in the amount of $2.6 and $5.2, respectively. The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Receivables Securitization Facility.

The Company’s primary sources of liquidity are internally generated cash flow, the Revolving Credit Facility, the Receivables Securitization Facility and cash, cash equivalents and short-term investments.  The Company expects that ongoing cash requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivables.  However, management believes that the Company’s cash, cash equivalents and short-term investment position, ability to generate strong cash flow from operations, and availability under its Revolving Credit Facility and its Receivables Securitization Facility will allow it to meet its obligations for the next twelve months.

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the six months ended June 30, 2011, the Company repurchased approximately 6.6 million shares of its common stock for $361.0.  During the second quarter of 2011, these treasury shares were retired by the Company and accumulated earnings were reduced by the respective repurchase amounts.

For the three and six months ended June 30, 2011, the Company made cash contributions to its defined benefit pension plans of $3.0 and $18.0, respectively, and estimates that, based on current actuarial calculations, it will make total cash contributions to these plans in 2011 of approximately $20.0, the majority of which is to the domestic plans.  Cash contributions in subsequent years will depend on a number of factors, including the investment performance of these plans’ assets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2010 Annual Report on Form 10-K.  As of June 30, 2011, the Company’s average LIBOR rate was 0.19%.  A 10% change in the LIBOR interest rate at June 30, 2011 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2011, although there can be no assurances that interest rates will not significantly change.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the six months ended June 30, 2011, the Company repurchased approximately 6.6 million shares of its common stock for approximately $361.0 million. During the second quarter of 2011, these treasury shares were retired by the Company and accumulated earnings were reduced by the respective repurchase amounts.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2011	—	$—	—	—
February 1 to February 28, 2011	955,591	56.91	955,591	19,044,409
March 1 to March 31, 2011	2,397,598	55.94	2,397,598	16,646,811
April 1 to April 30, 2011	948,415	53.03	948,415	15,698,396
May 1 to May 31, 2011	1,301,785	55.10	1,301,785	14,396,611
June 1 to June 30, 2011	976,900	51.59	976,900	13,419,711
Total	6,580,289	$54.84	6,580,289	13,419,711

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

Item 5.    Other Information

None.

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

10.5	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.6	Receivables Purchase Agreement Extension Letter dated as of May 24, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent**
10.7	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.8	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.9	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.10	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.11	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.12	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.13	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.7 to the December 31, 2001 10-K).*
10.14	First Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.42 to the December 31, 2006 10-K).*
10.15	Second Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.43 to the December 31, 2006 10-K).*
10.16	Third Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.44 to the December 31, 2006 10-K).*
10.17	Fourth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.45 to the December 31, 2006 10-K).*
10.18	Fifth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.46 to the December 31, 2006 10-K).*
10.19	Sixth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.47 to the December 31, 2006 10-K).*
10.20	Seventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.38 to the December 31, 2007 10-K).*
10.21	Eighth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.22 to the June 30, 2008 10-Q).*

10.22	Ninth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective
January 1, 2002 (filed as Exhibit 10.20 to the September 30, 2009 10-Q).*
10.23	Tenth Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.21 to the December 31, 2009 10-K).*
10.24	Eleventh Amendment to the Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2002 (filed as Exhibit 10.24 to the December 31, 2010 10-K).*
10.25	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.26	Amphenol Corporation Supplemental Employee Retirement Plan formally adopted effective January 25, 1996 (filed as Exhibit 10.18 to the December 31, 1996 10-K).*
10.27	First Amendment (2000-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.18 to the September 30, 2004 10-Q).*
10.28	Second Amendment (2004-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.19 to the September 30, 2004 10-Q).*
10.29	Third Amendment (2006-1) to the Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.51 to the December 31, 2006 10-K).*
10.30	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.31	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.32	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.33	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.34	2010 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.33 to the December 31, 2009 10-K).*
10.35	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.36	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.37

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.38

First Amendment to Credit Agreement, dated as of June 30, 2011, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent**

10.39	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.40

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.41	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.42	Amphenol Corporation Employee Savings/401(k) Plan Document (filed as Exhibit 10.58 to the June 30, 2006 10-Q).*
10.43	Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.59 to the June 30, 2006 10-Q).*
10.44	First Amendment (2006-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.68 to the December 31, 2006 10-K).*
10.45	Second Amendment (2006-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.69 to the December 31, 2006 10-K).*
10.46	Third Amendment (2008-1) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.43 to the June 30, 2008 10-Q).*
10.47	Fourth Amendment (2008-2) to Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.44 to the June 30, 2008 10-Q).*
10.48	Fifth Amendment (2009-1) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.45 to the September 30, 2009 10-Q).*
10.49	Sixth Amendment (2009-2) to the Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement (filed as Exhibit 10.46 to the September 30, 2009 10-Q).*
10.50	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.51	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective July 1, 2011.**
10.52	Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.54 to the June 30, 2007 10-Q).*

10.53	Restated Amphenol Corporation Supplemental Defined Contribution Plan Adoption Agreement (filed as Exhibit 10.44 to the December 31, 2008 10-K).*
10.54	First Amendment (2007-1) to the Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.55 to the June 30, 2007 10-Q).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Incorporated herein by reference as stated.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon
Authorized Signatory
and Principal Financial Officer

Date:  August 5, 2011