Form 10-K
period 2011-12-31
AMPHENOL CORP /DE/
filed 2012-02-24
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $7,968 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2011.

As of January 31, 2012, the total number of shares outstanding of Registrant’s Class A Common Stock was 163,332,458.

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

PART I

Item 1. Business

General

Amphenol Corporation (“Amphenol” or the “Company”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems and coaxial and high-speed specialty cable. The Company was incorporated in 1987. Certain predecessor businesses, which now constitute part of the Company, have been in business since 1932. The primary end markets for the Company’s products are:

•                  information technology and communication systems for the converging technologies of voice, video and data communications;

•                  a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation, alternative and traditional energy generation, natural resource exploration and traditional and hybrid- electrical automotive applications; and

•                  commercial aerospace and military applications.

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2011, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $3,939.8 million, $751.7 million and $524.2 million, respectively. The table below summarizes information regarding the Company’s primary markets and end applications for the Company’s products in 2011:

	Information Technology & Communications	Industrial/Automotive	Commercial Aerospace & Military

Percentage of Sales (approximate)	59%	21%	20%

Primary End Applications

Broadband Communications Networks

•        cable modems

•        cable television networks

•        high-speed internet

•        network switching equipment

•        set top converters

Telecommunications and Data Communications

•        computers, personal computers and related peripherals

•        data networking equipment

•        routers and switches

•        servers and storage systems

Wireless Communication Systems

•        base stations

•        cell sites

•        smart wireless devices, including tablets

•        wireless handsets

•        wireless infrastructure equipment

Alternative and traditional energy generation

Automobile on-board electronics and safety systems

Factory automation

Geophysical

Heavy equipment

High speed and traditional rail

Hybrid-electrical vehicles

Instrumentation

Mass transportation

Medical equipment

Natural resource exploration

Military and Commercial Aircraft

•         avionics

•         engine controls

•         flight controls

•         passenger related systems

•         unmanned aerial vehicles

Military communications systems

Missile systems

Ordnance

Radar systems

Satellite and space programs

The Company designs and manufactures connectors and interconnect systems, which are used primarily to conduct electrical and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is the second largest connector and interconnect product manufacturer in the world. The Company has developed a broad range of connector and interconnect products for information technology and communications equipment applications including the converging voice, video and data communications markets. The Company offers a broad range of interconnect products for factory automation and motion control systems, machine tools, instrumentation and medical systems, mass transportation applications and automotive safety systems and a diverse range of on-board electronics. In addition, the Company is the leading supplier of high performance, military-specification, circular environmental connectors that require superior reliability and performance under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as solar and wind power generation, oil exploration, medical equipment, hybrid-electrical vehicles and off-road construction.

The Company is a global manufacturer employing advanced manufacturing processes. The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Asia and Africa. The Company sells its products through its own global sales force, independent manufacturers’ representatives and a global network of electronics distributors to thousands of Original Equipment Manufacturers (“OEMs”) in approximately 70 countries throughout the world. The Company also sells certain products to Electronic Manufacturing Services (“EMS”) companies, to Original Design Manufacturing (“ODM”) companies and to communication network operators.  For 2011, approximately 35% of the Company’s net sales were in North America, 17% were in Europe and 48% were in Asia and other countries.

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

The Company and industry analysts estimate that the worldwide sales of interconnect products were approximately $48 billion in 2011. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors and interconnect systems worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 63% in 2011.

The Company’s acquisition strategy is focused on the consolidation of this highly fragmented industry.  The Company targets acquisitions on a global basis in high growth segments that have complementary capabilities to the Company from a product, customer and/or geographic standpoint.  The Company looks to add value to smaller companies through its global capabilities and generally expects acquisitions to be accretive to performance in the first year.  In 2011, the Company invested approximately $303 million in acquisitions. This investment was made for two acquisitions in the automotive market, which broadened and enhanced the Company’s product offerings in this market.

Business Segments

The following table sets forth the dollar amounts of the Company’s net trade sales by business segment and geographic area. For a discussion of factors affecting changes in sales by business segment and additional financial data by business segment and geographic area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to the Consolidated Financial Statements included in Part II, Item 8 herein.

	2011	2010	2009
	(dollars in thousands)
Net trade sales by business segment:
Interconnect Products and Assemblies	$3,666,042	$3,293,119	$2,566,578
Cable Products	273,744	260,982	253,487

	$3,939,786	$3,554,101	$2,820,065

Net trade sales by geographic area (1):
United States	$1,268,936	$1,258,167	$1,001,742
China	980,239	851,626	611,877
Other International Locations	1,690,611	1,444,308	1,206,446

	$3,939,786	$3,554,101	$2,820,065

(1)                                  Based on customer location to which product is shipped.

Interconnect Products and Assemblies.  The Company produces a broad range of interconnect products and assemblies primarily for information technology, voice, video and data communication systems, commercial aerospace and military systems, automotive and mass transportation applications, and industrial and factory automation equipment.  Interconnect products include connectors, which when attached to an electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission.  Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment.  The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: engineered cable assemblies used in base stations for wireless communication systems and internet networking equipment; smart card acceptor and other interconnect devices used in mobile telephones; set top boxes and other applications to facilitate reading data from smart cards; fiber optic connectors used in fiber optic signal transmission; backplane and input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; sculptured flexible circuits used for integrating printed circuit boards in communication applications and hinge products used in mobile phone and other wireless communication devices.  The Company also designs and produces a broad range of radio frequency connector products and antennas used in telecommunications, computer and office equipment, instrumentation equipment, local area networks and automotive electronics.  The Company’s radio frequency interconnect products, assemblies and antennas are also used in base stations, wireless communication devices and other components of cellular and personal communications networks.

The Company believes that it is the largest supplier of high performance, military-specification, circular environmental connectors. Such connectors require superior performance and reliability under conditions of stress and in hostile environments. High performance environmental connectors and interconnect systems are generally used to interconnect electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that the connectors are subject to rapid and severe temperature changes, vibration, humidity and nuclear radiation. Frequent applications of these connectors and interconnect systems include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy, medical instrumentation, geophysical applications and off-road construction equipment. The Company also designs and produces industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety systems and a diverse range of on-board electronics. The Company also designs and produces highly-engineered cable and backplane assemblies. Such assemblies are specially designed by the Company in conjunction with OEM customers for specific applications, primarily for computer, wired and wireless communication systems, office equipment, industrial and aerospace applications. The cable assemblies utilize the Company’s connector and cable products as well as components purchased from others.

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

International Operations

The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.  Approximately 68% of the Company’s sales for the year ended December 31, 2011 were outside the United States and approximately 25% of the Company’s sales were sold to customers in China. The Company has international manufacturing and assembly facilities in China, Taiwan, Korea, India, Japan, Malaysia, Europe, Canada, Latin America, Africa and Australia.  European operations include manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, Slovakia and Estonia and sales offices in most European markets. The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world.  The Company has lower cost manufacturing and assembly facilities in China, Malaysia, Mexico, India, Eastern Europe and Africa to serve regional and world markets.  For a discussion of risks attendant to the Company’s foreign operations, see the risk factor titled “The Company is subject to the risks of political, economic and military instability in countries outside the United States” in Part I, Item 1A herein.

Customers

The Company’s products are used in a wide variety of applications by numerous customers.  No single customer accounted for more than 10% of net sales for the years ended December 31, 2011, 2010 or 2009. The Company sells its products to over 10,000 customer locations worldwide. The Company’s products are sold directly to OEMs, EMSs, ODMs, cable system operators, telecommunication companies and through manufacturers’ representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a broad portfolio of leading technology solutions, design capability, global presence, and the ability to meet quality and delivery standards while maintaining competitive prices.

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

The Company’s sales to distributors represented approximately 13% of the Company’s 2011 sales. The Company’s recognized brand names, including “Amphenol,” “Times Fiber,” “Tuchel,” “Socapex,” “Sine,” “Spectra-Strip,” “Pyle-National,” “Matrix,” “Kai Jack” and others, together with the Company’s strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

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

Research and Development

The Company’s research and development expense for the creation of new and improved products and processes was $88.9 million, $77.6 million and $64.0 million for 2011, 2010 and 2009, respectively. The Company’s research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet specific customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

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

Backlog

The Company estimates that its backlog of unfilled orders was $746 million and $680 million at December 31, 2011 and 2010, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications related markets (including wireless communications, telecom & data communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2011, the Company had approximately 39,100 employees worldwide of which approximately 31,100 were located in lower cost regions. Of these employees, approximately 32,600 were hourly employees and the remainder were salaried employees. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

Owners and occupiers of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various environmental laws and regulations, including expenditures for cleanup and monitoring costs and potential damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Company has performed remediation activities and is currently performing operations and maintenance and monitoring activities at three off-site disposal sites previously utilized by the Company’s facility in Sidney, New York, and others - the Richardson Hill Road landfill, the Route 8 landfill and the Sidney landfill.  Actions at the Richardson Hill Road and Sidney landfills were undertaken subsequent to designation as “Superfund” sites on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Route 8 landfill was designated as a New York State Inactive Hazardous Waste Disposal Site, with remedial actions taken pursuant to Chapter 6, Section 375-1 of the New York Code of Rules and Regulations. In addition, the Company is currently performing monitoring activities at, and in proximity to, its manufacturing site in Sidney, New York. The Company is also engaged in remediating or monitoring environmental conditions at certain of its other manufacturing facilities and has been named as a potentially responsible party for cleanup costs at other off-site disposal sites.

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

Since 1987, the Company has not been identified nor has it been named as a potentially responsible party with respect to any other significant on-site or off-site hazardous waste matters. In addition, the Company believes that its manufacturing activities and disposal practices since 1987 have been in material compliance with applicable environmental laws and regulations. Nonetheless, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Although the Company is unable to predict with any reasonable certainty the extent of its ultimate liability with respect to any pending or future environmental matters, the Company believes, based upon information currently known by management about the Company’s manufacturing activities, disposal practices and estimates of liability with respect to known environmental matters, that any such liability will not have a material effect on the Company’s consolidated financial condition or results of operations.

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

If actions taken by management to limit, monitor or control financial enterprise risk exposures are not successful, the Company’s business and consolidated financial statements could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors may lose all or part of their investment.

The Company is dependent on the communications industry, including telecommunications and data communications, wireless communications and broadband communications.

Approximately 59% of the Company’s 2011 revenues came from sales to the communications industry, including telecommunication and data communication, wireless communications and broadband communications of which 20% of the Company’s sales came from sales to the wireless device market. Demand for these products is subject to rapid technological change (see below—“The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant price pressure on their suppliers, including the Company. There can be no assurance that the Company will be able to continue to compete successfully in the communications industry, and the Company’s failure to do so could have an adverse effect on the Company’s financial condition and results of operations.

Approximately 7% and 12% of the Company’s 2011 revenues came from sales to the broadband communications and wireless infrastructure markets, respectively. Demand for the Company’s products in these markets depends primarily on capital spending by operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, consolidation within the communications industry, the financial condition of operators and their access to financing, competition, technological developments, new legislation and regulation of operators. There can be no assurance that existing levels of capital spending will continue or that spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 15% of the Company’s 2011 revenues came from sales to the military market. The Company participates in a broad spectrum of defense programs and believes that no one program accounted for more than 1% of its 2011 revenues. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. The Company’s sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A significant decline in U.S. defense expenditures and foreign government defense expenditures generally could adversely affect the Company’s business and have an adverse effect on the Company’s financial condition and results of operations.

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

The Company estimates that products introduced in the last two years accounted for approximately 24% of 2011 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails to or is significantly delayed in introducing new product line concepts or if the Company’s new products do not meet with market acceptance, its business, financial condition and results of operations may be adversely affected.

Covenants in the Company’s credit agreements may adversely affect the Company.

The Credit Agreement, amended on June 30, 2011, among the Company, certain subsidiaries of the Company, and a syndicate of financial institutions (the “Revolving Credit Facility”) contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. Although the Company believes none of these covenants is presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility. Upon the occurrence of an event of default under any of the Company’s credit facilities, the lenders could elect to declare amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Revolving Credit Facility and other indebtedness.

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

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. As of December 31, 2011, $777.8 million or 56% of the Company’s outstanding borrowings were subject to floating interest rates, primarily LIBOR.  The Company has $600.0 million of unsecured Senior Notes due November 2014 outstanding, which were issued at 99.813% of their face value and which have a fixed interest rate of 4.75% (the “4.75% Senior Notes”).  In addition, in January 2012, the Company issued $500.0 million of unsecured Senior Notes due February 2022 at 99.746% of their face value and which have a fixed interest rate of 4.00% (the “4.00% Senior Notes”).  The net proceeds from the sale of the 4.00% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.

A 10% change in LIBOR at December 31, 2011would have no material effect on the Company’s interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2012, although there can be no assurances that interest rates will not significantly change.

The Company’s results may be negatively affected by foreign currency exchange rates.

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations, which could have an adverse effect on the Company’s results of operations and financial conditions.

The Company is subject to the risks of political, economic and military instability in countries outside the United States.

Non-U.S. markets account for a substantial portion of the Company’s business.  During 2011, non-U.S. markets constituted approximately 68% of the Company’s net sales. The Company employs more than 89% of its workforce outside the United States. The Company’s customers are located throughout the world and it has many manufacturing, administrative and sales facilities outside the United States. Because the Company has extensive non-U.S. operations as well as the amount of cash and cash investments that are held at institutions located outside of the U.S., it is exposed to risks that could negatively affect sales, profitability or the liquidity of such cash and cash investments including:

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

The Company has completed a number of acquisitions in the past few years and anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy.  The Company may experience difficulty and unanticipated expense in integrating such acquisitions and the acquisitions may not perform as expected. At December 31, 2011, the total assets of the Company were $4,445.2 million, which included $1,746.1 million of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired). The Company performs annual evaluations for the potential impairment of the carrying value of goodwill. Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s fixed assets include plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2011, the Company operated a total of 260 plants, warehouses and offices of which (a) the locations in the U.S. had approximately 2.6 million square feet, of which 1.0 million square feet were leased; (b) the locations outside the U.S. had approximately 7.4 million square feet, of which 5.5 million square feet were leased; and (c) the square footage by segment was approximately 9.0 million square feet and 1.0 million square feet for the Interconnect Products and Assemblies segment and the Cable Products segment, respectively.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low sales prices for the common stock for both 2011 and 2010 as reported on the New York Stock Exchange.

	2011		2010
	High	Low	High	Low

First Quarter	$59.11	$50.54	$47.01	$37.78
Second Quarter	57.34	49.41	47.83	38.40
Third Quarter	55.76	40.02	49.98	38.36
Fourth Quarter	50.51	38.98	54.07	47.37

The below graph compares the performance of Amphenol over a period of five years ending December 31, 2011 with the performance of the Standard & Poor’s 500 Stock Index and the average performance of a composite group consisting of peer corporations on a line-of-business basis.  The Company is excluded from this group.  The corporations comprising Composite Group A are CommScope, Inc., Hubbell Incorporated, Methode Electronics, Inc., Molex, Inc., and Thomas & Betts Corporation.  In 2011, CommScope, Inc. ceased being publicly traded, therefore Composite Group B is shown without CommScope, Inc. and including Hubbell Incorporated, Methode Electronics, Inc., Molex, Inc., and Thomas & Betts Corporation and TE Connectivity LTD. The Company determined that TE Connectivity LTD. is a peer corporation on a line of business basis; information for TE Connectivity LTD. became available in 2007, as shown below. Total Daily Compounded Return indices reflect reinvested dividends and are weighted on a market capitalization basis at the time of each reported data point.

As of January 31, 2012, there were 40 holders of record of the Company’s common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

After declaration by the Board of Directors, the Company paid a quarterly dividend on its common stock of $.015 per share in 2010 and 2011.  The Company paid its fourth quarterly dividend in the amount of $2.4 million or $.015 per share on January 3, 2012 to shareholders of record as of December 14, 2011. Cumulative dividends declared during 2011 and 2010 were $10.1 million and $10.4 million, respectively. Total dividends paid in 2011 were $10.3 million, including those declared in 2010 and paid in 2011, and total dividends paid in 2010 were $10.4 million, including those declared in 2009 and paid in 2010.  On January 26, 2012, the Company’s Board of Directors approved the first quarter 2012 dividend on its common stock in the amount of $.105 per share.  This represents an increase in the quarterly dividend from $.015 to $.105 per share effective with the first quarter 2012 dividend, which will be paid in April 2012.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business (including acquisition-related activity), to repurchase shares of its common stock and to repay outstanding indebtedness.

The Company’s Revolving Credit Facility, amended June 30, 2011, contains financial covenants and restrictions, some of which may limit the Company’s ability to pay dividends, and any future indebtedness that the Company may incur could limit its ability to pay dividends.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2011.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	14,016,900	$38.00	7,684,550
Equity compensation plans not approved by security holders	—	—	—

Total	14,016,900	$38.00	7,684,550

Repurchase of Equity Securities

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the twelve months ended December 31, 2011, the Company repurchased 13.4 million shares of its common stock for approximately $672.2 million.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  The price and timing of any such purchases under the Program after December 31, 2011 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  As of December 31, 2011, 6.6 million shares of common stock may be repurchased under the Program.  Through February 17, 2012, the Company has repurchased an additional 1.1 million shares of its common stock for $60.6 million.  At February 17, 2012, approximately 5.5 million additional shares of common stock may be repurchased under the Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at end of Period
January 1 to January 31, 2011	—	$—	—	—
February 1 to February 28, 2011	955,591	56.91	955,591	19,044,409
March 1 to March 31, 2011	2,397,598	55.94	2,397,598	16,646,811
April 1 to April 30, 2011	948,415	53.03	948,415	15,698,396
May 1 to May 31, 2011	1,301,785	55.10	1,301,785	14,396,611
June 1 to June 30, 2011	976,900	51.59	976,900	13,419,711
July 1 to July 31, 2011	—	—	—	13,419,711
August 1 to August 31, 2011	3,641,900	45.12	3,641,900	9,777,811
September 1 to September 30, 2011	206,200	42.17	206,200	9,571,611
October 1 to October 31, 2011	395,800	40.10	395,800	9,175,811
November 1 to November 30, 2011	2,604,200	46.97	2,604,200	6,571,611
December 1 to December 31, 2011	—	—	—	6,571,611
Total	13,428,389	$50.06	13,428,389

Item 6.  Selected Financial Data

(dollars in thousands, except per share data)

	2011		2010		2009		2008	2007

Operations
Net sales	$3,939,786		$3,554,101		$2,820,065		$3,236,471	$2,851,041
Net income attributable to Amphenol Corporation	524,191	(1)	496,405	(2)	317,834	(3)	419,151	353,194
Net income per common share—Diluted	3.05	(1)	2.82	(2)	1.83	(3)	2.34	1.94

Financial Condition
Cash, cash equivalents and short-term investments	$648,934		$624,229		$422,383		$219,415	$186,301
Working capital	1,538,822		1,337,140		917,236		701,032	703,327
Total assets	4,445,225		4,015,857		3,219,184		2,994,159	2,675,733
Long-term debt, including current portion	1,377,129		799,992		753,449		786,459	722,636
Shareholders’ equity attributable to Amphenol Corporation	2,171,769		2,320,855		1,746,077		1,349,425	1,264,914
Weighted average shares outstanding—Diluted	171,825,588		176,325,993		173,941,752		178,813,013	182,503,969
Cash dividends declared per share	$0.06		$0.06		$0.06		$0.06	$0.06

(1)         Includes (a) a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of $4.5 million, or $0.03 per share, (b) a contingent payment adjustment of approximately $17.8 million, less a tax expense of $6.6 million, or $0.06 per share after taxes, (c) a charge for expenses incurred in connection with a flood at the Company’s Sidney, NY facility of $21.5 million, less a tax benefit of $7.9 million, or $0.08 per share after taxes and (d) acquisition related charges of $2.0 million, less a tax benefit of $0.2 million, or $0.01 per share after taxes.  Net income per diluted common share for the year ended December 31, 2011, excluding the effects of these items is $3.05.

(2)         Includes a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of $20.7 million, or $0.12 per share.  Net income per diluted common share for the year ended December 31, 2010, excluding the effect of this item is $2.70.

(3)         Includes (a) a charge for expenses incurred in the early extinguishment of interest rate swaps of $4.6 million, less a tax benefit of $1.2 million, or $0.02 per share after taxes as well as (b) a tax benefit related to a reserve adjustment from the completion of the audit of certain of the Company’s prior year tax returns of $3.6 million, or $0.02 per share.  Net income per diluted common share for the year ended December 31, 2009, excluding the effects of these items is $1.83.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2011, 2010 and 2009 has been derived from and should be read in conjunction with the consolidated financial statements included in Part II, Item 8 herein.

Overview

The Company is a global designer, manufacturer and marketer of interconnect and cable products.  In 2011, approximately 68% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

•                  information technology and communication systems for the converging technologies of voice, video and data communications;

•                  a broad range of industrial applications including factory automation and motion control systems, medical and industrial instrumentation, mass transportation, alternative energy, natural resource exploration, and traditional and hybrid-electrical automotive applications; and

•                  commercial aerospace and military applications.

The Company’s products are used in a wide variety of applications by numerous customers.  The Company encounters competition in its markets and competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time.  There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a global presence, can meet quality and delivery standards, have a broad product portfolio and design capability and have competitive prices.  The Company has focused its global resources to position itself to compete effectively in this environment.  The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

The Company’s strategy is to provide comprehensive design capabilities, a broad selection of products and a high level of service in the areas in which it competes.  The Company focuses its research and development efforts through close collaboration with its OEM customers to develop highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales within a one-to-three year period.  The Company is also focused on controlling costs.  The Company does this by investing in modern manufacturing technologies, controlling purchasing processes and expanding into lower cost areas.

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

•                  Maintain a culture of controlling costs; and

•                  Pursue strategic acquisitions

For the year ended December 31, 2011, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $3,939.8 million, $751.7 million and $524.2 million, respectively; up 11%, 7% and 6%, respectively, from 2010.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company has been its ability to consistently generate cash.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2011, the Company generated operating cash flow of $565.2 million.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.4	67.4	68.6
Casualty loss related to flood	0.5	—	—
Change in contingent acquisition-related obligations	(0.5)	—	—
Acquisition-related expenses	0.1	—	—
Selling, general and administrative expenses	12.4	12.9	14.1
Operating income	19.1	19.7	17.3
Interest expense	(1.1)	(1.2)	(1.3)
Early extinguishment of interest rate swaps	—	—	(0.2)
Other income (expense), net	0.2	0.1	—
Income before income taxes	18.2	18.6	15.8
Provision for income taxes	(4.8)	(4.5)	(4.2)
Net income	13.4	14.1	11.6
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.3)
Net income attributable to Amphenol Corporation	13.3%	14.0%	11.3%

2011 Compared to 2010

Net sales were $3,939.8 million for the year ended December 31, 2011 compared to $3,554.1 million for 2010, an increase of 11% in U.S. dollars, 9% in local currencies and 6% organically (excluding both currency and acquisition impacts).  Sales of interconnect products and assemblies in 2011 (approximately 93% of net sales) increased 11% in U.S. dollars, 10% in local currencies and 7% organically compared to 2010 ($3,666.0 million in 2011 versus $3,293.1 million in 2010) driven by strength in the wireless devices, automotive, industrial, and commercial aerospace markets. Sales to the wireless devices market increased (approximately $195.4 million), primarily due to increased smart wireless device and tablet computer demand. Sales to the automotive market increased (approximately $101.0 million) driven primarily by new electronics applications as well as from the impact of two acquisitions made during the year. Industrial market sales increased (approximately $71.3 million), primarily reflecting increased sales to alternative energy, oil and gas and heavy equipment markets.  Sales to the commercial aerospace market increased (approximately $36.0 million), primarily due to higher airplane production volumes as well as next generation jet liner production.  This was partially offset by reductions in sales to the military aerospace market (approximately $9.5 million), primarily due to reductions in procurement by defense contractors related to budget uncertainties and also due to the approximately $18.0 million business interruption impact from the flood at the Company’s Sidney, New York facility in early September 2011 as further described below (the “Flood Impact”), partially offset by acquisition growth from a 2010 acquisition and a reduction in sales to the wireless infrastructure market (approximately $21.7 million), primarily due to slowed demand at base station/equipment manufacturers.  Sales of cable products in 2011 (approximately 7% of net sales) increased 5% in U.S. dollars and 3% in local currencies compared to 2010 ($273.7 million in 2011 versus $261.0 million in 2010), primarily due to increased spending in South American wireless infrastructure markets during the year, partially offset by lower spending in broadband communications markets.

Geographically, sales in the U.S. in 2011 increased approximately 1% ($1,268.9 million in 2011 versus $1,258.2 million in 2010) compared to 2010.  International sales for 2011 increased approximately 16% in U.S. dollars and 14% in local currencies ($2,670.9 million in 2011 versus $2,296.0 million in 2010) compared to 2010 with particular strength in Asia.  The comparatively weaker U.S. dollar in 2011 had the effect of increasing net sales by approximately $59.6 million when compared to foreign currency translation rates in 2010.

The gross profit margin as a percentage of net sales was 31.6% in 2011 compared to 32.6% in 2010. The operating margin for the Interconnect Products and Assemblies segment decreased approximately 0.5% compared to the prior year, as a result of the impacts of increases in input costs primarily due to higher commodity prices.  These impacts were partially offset by the positive impacts of higher volume, cost reduction actions and price increases. The operating margins for the Cable Products segment decreased 0.9%, primarily as a result of higher relative material costs.

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding in New York State in early September 2011. As separately presented in the Consolidated Statements of Income, the Company recorded a charge of $21.5 million ($13.5 million after taxes), for property-related damage, as well as cleanup and repair efforts incurred through December 31, 2011, net of insurance recoveries. This charge includes the Company’s loss for damaged inventory and machinery and equipment.  The Sidney facility had limited manufacturing and sales activity primarily during the third quarter of 2011, but the plant was substantially back to full production by the end of the fourth quarter of 2011.

During the year ended December 31, 2011, the Company reassessed, based on current 2011 performance expectations, a contingent acquisition-related obligation which would have been payable in 2012 related to a 2010 acquisition (Note 3). Performance expectations were reduced as a result of a softening in demand in the defense market and the related deferral of certain defense related programs to periods beyond 2011 and therefore outside the contractual earn-out period. Therefore, it was determined that the payment related to 2011 profitability levels was no longer probable and the Company adjusted the remaining contingent consideration liability of $17.8 million as a gain in operating income as separately presented in the Consolidated Statements of Income.  Based on the actual 2011 results of the acquired company, it has been determined that the 2012 contingent consideration payment is in fact not payable.  This adjustment had an impact of $11.2 million on net income, or $0.06 per share, for the year ended December 31, 2011.

As separately presented in the Consolidated Statements of Income, the Company incurred $2.0 million of acquisition-related expenses in 2011 in connection with an acquisition made in the fourth quarter in the Interconnect Products and Assemblies segment.

Selling, general and administrative expenses were $486.3 million and $457.9 million in 2011 and 2010, or approximately 12% and 13% of net sales for 2011 and 2010, respectively. Selling and marketing expenses increased approximately $10.4 million in 2011 due primarily to the higher sales volume and the impact on related costs such as freight and employee-related costs. Research and development expenditures increased approximately $11.3 million in 2011, reflecting increases in expenditures for new product development and represented approximately 2% of sales for both 2011 and 2010.  Administrative expenses increased approximately $6.7 million in 2011, primarily related to increases in stock-based compensation expense, salaries and employee-related benefits and amortization of acquisition related identified intangible assets, and represented approximately 5% of sales for both 2011 and 2010.

Interest expense was $43.0 million for 2011 compared to $40.7 million for 2010. The increase is primarily attributed to higher average debt levels related to the Company’s stock repurchase program (Note 7), partially offset by lower average borrowing costs.

Other income, net, was $8.1 million for 2011 compared to $4.1 million for 2010, primarily related to interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes was at an effective rate of 26.2% in 2011 and 24.3% in 2010.  The 2011 and 2010 tax rates reflect a reduction in tax expense of $4.5 million and $20.7 million, respectively, relating primarily to reserve adjustments from the favorable settlement of certain tax positions and the completion of prior year audits.  Excluding these adjustments, the Company’s effective tax rate for 2011 and 2010 was 26.8% and 27.4%, respectively.

The Company operates in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2008 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2011, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $21.9 million, the majority of which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $3.8 million.

2010 Compared to 2009

Net sales were $3,554.1 million for the year ended December 31, 2010 compared to $2,820.1 million for 2009, an increase of 26% in U.S. dollars and in local currencies and 22% organically (excluding both currency and acquisition impacts).  Sales of interconnect products and assemblies in 2010 (approximately 93% of net sales) increased 28% in U.S. dollars and 29% in local currencies compared to 2009 ($3,293.1 million in 2010 versus $2,566.6 million in 2009). Sales increased in all of the Company’s major end markets, including the telecommunications and data communications, wireless communications, industrial, military/aerospace and automotive markets as a result of a broad strengthening from a product, customer and geographic perspective and to a lesser extent from acquisitions.  Sales to the telecommunications and data communications market increased (approximately $202.7 million) primarily due to increased sales of high speed interconnect products for servers and switching as well as network and storage equipment.  The wireless communications market sales increased (approximately $181.3 million) in all areas, including the wireless device market, primarily related to higher handset and tablet computer demand and in the wireless infrastructure market due to higher cell site installation demand, which also drove higher demand at base station/equipment manufacturers. Industrial market sales increased (approximately $163.9 million) primarily reflecting increased sales to the geophysical and oil and gas, alternative energy, factory automation and instrumentation markets.  Sales to the military/aerospace markets increased (approximately $125.2 million), primarily due to higher demand in the defense market and to a lesser extent the commercial market. Sales to the automotive market increased (approximately $42.8 million) primarily due to the increased demand in the European and U.S. automotive markets including the ramp up of new hybrid electric vehicle platforms. Sales of cable products in 2010 (approximately 7% of net sales) increased 3% in U.S. dollars and were relatively flat in local currencies compared to 2009 ($261.0 million in 2010 versus $253.5 million in 2009), primarily attributed to an increase in spending in international broadband communications markets, partially offset by lower spending in North American broadband communications markets.

Geographically, sales in the U.S. in 2010 increased approximately 26% ($1,258.2 million in 2010 versus $1,001.7 million in 2009) compared to 2009.  International sales for 2010 increased approximately 26% both in U.S. dollars and in local currencies ($2,296.0 million in 2010 versus $1,818.3 million in 2009) compared to 2009.  The comparatively weaker U.S. dollar in 2010 had the effect of increasing net sales by approximately $1.1 million when compared to foreign currency translation rates in 2009.

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

Interest expense was $40.7 million for 2010 compared to $36.6 million for 2009. The increase is primarily attributable to the inclusion of fees of $1.5 million in 2010 on the Company’s Receivables Securitization Facility in interest expense (included in other expense, net in 2009) in accordance with the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), which was effective January 1, 2010 (Note 2) and is also attributable to one-time expenses of $0.5 million for the early extinguishment of the Company’s previous credit facility and a full year of deferred debt issue costs in the 2010 related to the Senior Notes issuance in November 2009.

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

The Company operates in over fifty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2007 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of

December 31, 2010, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $23.3 million, the majority of which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations.

Liquidity and Capital Resources

Cash flow provided by operating activities was $565.2 million for 2011 compared to $424.9 million for 2010. Cash flow provided by operating activities for the 2010 period includes the effect of adoption of FASB ASU 2009-16, which became effective January 1, 2010 and resulted in a decrease to cash flow provided by operating activities of $82.0 million in 2010. The increase in cash flow provided by operating activities for 2011 compared to 2010 (excluding the effect of adoption of ASU 2009-16 in 2010) is primarily due to increases in net income and non-cash expenses, including a casualty loss related to the flood, depreciation and amortization and stock-based compensation, as well as a decrease in other long-term assets primarily related to deferred income taxes, partially offset by an increase in components of working capital and a non-cash change in contingent acquisition-related obligations.

The components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $110.3 million in 2011 due primarily to increases in inventory, accounts receivable, and other current assets of $88.5 million, $9.7 million, $8.9 million, respectively, and a decrease of $27.5 million in accounts payable, partially offset by a $24.3 million increase in accrued liabilities. The components of working capital increased $120.1 million in 2010 due primarily to increases in accounts receivable, inventory, and other current assets of $157.7 million, $65.2 million, $5.6 million, respectively, partially offset by a $76.9 million increase in accounts payable and a $31.5 million increase in accrued liabilities.  The components of working capital decreased $125.6 million in 2009 due primarily to decreases in accounts receivable, inventory and other current assets of $96.6 million, $76.3 million and $6.0 million, respectively, partially offset by a $31.7 million decrease in accounts payable, a $3.0 million decrease in accounts receivable sold under the Company’s receivable securitization program and $2.6 million decrease in accrued liabilities.

The following represents the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets in 2011. Accounts receivable increased $48.6 million to $767.2 million resulting from higher sales levels, the impact of acquisitions of $34.8 million and translation resulting from the comparatively weaker U.S. dollar at December 31, 2011 compared to December 31, 2010 (“Translation”).  Days sales outstanding increased to approximately 71 days from 68 days in 2010.  Inventory increased $100.7 million to $649.9 million, primarily due to the impact of higher sales activity, a planned increase in certain raw materials due to expected increases in commodity prices, the increase of certain inventory to support first quarter 2012 sales and the impact of acquisitions of $19.0 million. Inventory days at December 31, 2011 and 2010 were 89 and 77, respectively.  Other current assets increased $15.1 million to $115.3 million, primarily due to an increase in the fair value of a foreign exchange forward contract as well as increases in VAT-related receivables and deferred taxes.  Land and depreciable assets, net, increased $13.5 million to $380.5 million reflecting capital expenditures of $100.2 million, as well as assets from acquisitions of approximately $28.5 million offset by depreciation of $101.6 million and disposals of $13.2 million, which included a write-off of certain flood damaged assets.  Goodwill increased $212.8 million to $1,746.1 million, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment completed during the year. Other long-term assets increased $13.9 million to $137.4 million, primarily due to an increase in identifiable intangible assets resulting from 2011 acquisitions.  Accounts payable decreased $7.1 million to $377.9 million, primarily as a result of a decrease in days payable and also due to accelerated payments for certain commodities, partially offset by the impact of acquisitions of $13.4 million and Translation. Total accrued expenses decreased $5.4 million to $264.3 million, primarily due to the payment of acquisition-related contingent consideration of $40.0 million, partially offset by an increase in accrued income taxes of $22.0 million and Translation. Accrued pension and post-employment benefit obligations increased $30.4 million due primarily to an increase in the projected benefit obligation as a result of a lower discount rate assumption. Other long-term liabilities decreased $7.8 million to $34.1 million, primarily due to the reduction in an acquisition-related contingent payment obligation of $17.8 million, partially offset by an increase in deferred tax liabilities.

In 2011, cash flow provided by operating activities of $565.2 million, net borrowings of $569.2 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $32.1 million, proceeds from the disposal of fixed assets of $8.1 million, and the change in cash and cash equivalents of $10.8 million were used to fund purchases of treasury stock of $672.2 million, acquisition-related payments of $303.3 million, capital expenditures of $100.2 million, contingent acquisition-related obligation payments of $40.0 million, net purchases of short-term investments of $35.5 million, payments to shareholders of noncontrolling interests of $30.0 million and dividend payments of $10.3 million.

In 2010, cash flow provided by operating activities of $424.9 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $61.3 million, net borrowings of $45.4 million and proceeds from disposal of fixed assets of $1.9 million were used to fund acquisition-related payments of $180.4 million, capital expenditures of $109.5 million, net purchases of short-term investments of $60.2 million, payments to shareholders of noncontrolling interests of $24.6 million, dividend payments of $10.4 million, and to fund fees and expenses in connection with refinancing the Company’s Revolving Credit Facility of $7.0 million, which resulted in an increase in cash and cash equivalents of $141.3 million.

At December 31, 2011 and 2010, the Company had cash, cash equivalents and short-term investments of $648.9 million and $624.2 million, respectively.  The majority of these amounts are located outside of the U.S.  The Company does not intend to repatriate these funds.  However, any repatriation of funds would result in the need to accrue and pay income taxes.

In November 2009, the Company issued $600.0 million principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at December 31, 2011 was approximately $643.0 million based on recent bid prices.

In January 2012, the Company issued $500.0 million principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.

In June 2011, the Company amended its $1,000.0 million unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At December 31, 2011, borrowings and availability under the Revolving Credit Facility were $692.4 million and $307.6 million, respectively.  As of December 31, 2011, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At December 31, 2011, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  The Company paid fees and expenses of approximately $2.1 million related to the amendment, which were deferred and are being amortized as interest expense through the amended maturity date of the Revolving Credit Facility.

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 million in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants, provides for various events of termination.  In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as sales of receivables.  The Company adopted FASB ASU 2009-16 on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2010 and December 31, 2011 is accounted for as a secured borrowing and is included in the Company’s Consolidated Balance Sheets as long-term debt.  At December 31, 2011, borrowings under the Receivables Securitization Facility were $81.7 million.  Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.  Such fees were approximately $1.6 million, $1.5 million, and $1.5 million for 2011, 2010 and 2009, respectively.  In January 2012, the Company amended the Receivable Securitization Facility to reduce certain fees and amend the expiration date to January 2013.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at December 31, 2011.

The Company had $24.9 million of issued and unused letters of credit at December 31, 2011.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions. The Company expects that capital expenditures in 2012 will be approximately $110 to $130 million. On January 26, 2012, the Company’s Board of Directors approved the first quarter 2012 dividend on its common stock in the amount of $.105 per share.  This represents an increase in the quarterly dividend from $.015 to $.105 per share effective with the first quarter 2012 dividend, which will be paid in April 2012.  Cumulative dividends declared and paid during 2011 were $10.3 million, including those declared in 2010 and paid in 2011.  The Company’s debt service requirements consist primarily of principal and interest on Senior Notes, the Revolving Credit Facility and its Receivables Securitization Facility.

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

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the twelve months ended December 31, 2011, the Company repurchased 13.4 million shares of its common stock for approximately $672.2 million.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  The price and timing of any such purchases under the Program after December 31, 2011 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  As of December 31, 2011, 6.6 million shares of common stock may be repurchased under the Program.  Through February 17, 2012, the Company has repurchased an additional 1.1 million shares of its common stock for $60.2 million.  At February 17, 2012, approximately 5.5 million additional shares of common stock may be repurchased under the Program.

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

Inflation and Costs

The cost of the Company’s products is influenced by the cost of a wide variety of raw materials, including precious metals such as gold and silver used in plating; aluminum, copper, brass and steel used for contacts; shells and cable; and plastic materials used in molding connector bodies, inserts and cable.  The Company strives to offset the impact of increases in the cost of raw materials, labor and services through price increases, productivity improvements and cost saving programs.  However, in certain markets, particularly in the communications related markets, this can be difficult and there is no guarantee that the Company will be successful.

Foreign Exchange

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, and working capital management. However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations.

New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (“ASU 2011-08”), which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will consider this update when performing its annual impairment assessment in the third quarter of 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively.  The Company has adopted this update and presented the Consolidated Statements of Comprehensive Income immediately following the Consolidated Statements of Income.

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

Pensions

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (“U.S. Plans”), which, cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries also have defined benefit plans covering their employees (the “International Plans”). The pension expense for the U.S. Plans and International Plans (the “Plans”) approximated $19.1 million, $18.0 million and $16.5 million in 2011, 2010 and 2009, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including a weighted-average discount rate, rate increase of future compensation levels, and an expected long-term rate of return on the respective Plans’ assets.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate for the U.S. Plans on this basis was 4.45% at December 31, 2011 and 5.20% at December 31, 2010. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the accrued benefit obligation would have decreased or increased by approximately $21.0 million.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 9%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of approximately 9% and 40% with fixed income managers, with an expected long-term rate of return of approximately 7%.  As of December 31, 2011, the asset allocation was 62% with equity managers and 37% with fixed income managers and 1% in cash. As of December 31, 2010, the asset allocation was 59% with equity managers and 36% with fixed income managers and 5% in cash. The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate.  Based on this methodology, the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plans at both December 31, 2011 and 2010 is approximately 8.25%, respectively.

The Company made cash contributions to the Plans of $22.8 million and $17.3 million in 2011 and 2010, respectively. The total liability for accrued pension and post-employment benefit obligations under the Company’s pension and post-retirement benefit plans increased in 2011 to $210.3 million ($3.2 million of which is included in other accrued expenses representing required contributions to be made during 2012 for unfunded foreign plans) from $179.9 million in 2010 primarily due to a reduction of the discount rate assumption compared to 2010. The Company estimates that, based on current actuarial calculations, it will make a cash contribution to the Plans in 2012 of approximately $26.0 million, most of which is related to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of the respective Plans’ assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $2.5 million and $2.2 million in 2011 and 2010, respectively.

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

Revenue Recognition - The Company’s primary source of revenues is from product sales to its customers.  Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earning process is complete and revenue is measurable.  Delivery is determined by the Company’s shipping terms, which are primarily freight on board shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.  The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 7% of consolidated sales in 2011), the Company pays for shipping cost to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

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

Goodwill - The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each June 30. The Company has determined that its reporting units are its two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these reportable business segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and to compare that to the carrying value of the reporting unit.  If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of testing would be performed to measure the impairment loss.  The second step of the goodwill impairment test would require the comparison of the implied fair value of reporting unit goodwill to the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess. The second step of the goodwill impairment test was not required.

As of June 30, 2011, and for each previous year in which the impairment test has been performed, the estimated fair value of the Company’s reporting units exceeded their carrying values and therefore no impairment was recognized.

Defined Benefit Plan Obligation - The defined benefit plan obligation is based on significant assumptions such as mortality rates, discount rates and plan asset rates of return as determined by the Company in consultation with the respective benefit plan actuaries and investment advisors.

Income Taxes - Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  At December 31, 2011, the cumulative amount of undistributed earnings of foreign affiliated companies was approximately $2.1 billion. Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated as there is a significant amount of uncertainty with respect to the tax impact of the remittance of these earnings due to the fact that dividends received from foreign subsidiaries could bring additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend.  These uncertainties are further complicated by the significant number of foreign tax jurisdictions involved.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.  The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The significant accounting policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2011, as well as an estimate of the timing in which such obligations are expected to be satisfied.

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$1,377,129	$298	$682,135	$694,696	$—
Interest related to 4.75% Senior Notes	85,500	28,500	57,000	—	—
Operating leases	74,441	27,315	32,172	13,482	1,472
Purchase obligations	168,991	167,295	1,696	—	—
Accrued pension and post employment benefit obligations (2)	56,315	25,721	8,503	8,042	14,049
Total (3)	$1,762,376	$249,129	$781,506	$716,220	$15,521

(1)         The Company has excluded expected interest payments on the Revolving Credit Facility and the Receivables Securitization Facility from the above table, as this calculation is largely dependent on average debt levels the Company expects to have during each of the years presented.  The actual interest payments made related to the Revolving Credit Facility and Receivables Securitization Facility in 2011 were $13.7 million, including amortization of the fees related to the amendment of the Revolving Credit Facility. Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by such items as future acquisitions, repurchases of treasury stock, dividend payments as well as payments or additional borrowing made to reduce or increase the underlying revolver balance.

(2)         Included in this table are estimated benefit payments expected to be made under the Company’s unfunded pension and post-retirement benefit plans. The Company also maintains several funded pension and post-retirement benefit plans, the most significant of which covers its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plans due to prior contributions made in excess of minimum requirements, however, the Company did make a voluntary contribution of approximately $20.0 million in 2011.  An anticipated minimum required contribution of approximately $21.2 million was included in the above table related to the U.S. Plans for 2012. It is not possible to reasonably estimate expected required contributions in the above table after 2012 since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(3)         As of December 31, 2011, the Company has non-current liabilities of approximately $21.9 million recognized in accordance with the Income Taxes topic of the Accounting Standards Codification.  These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows; it is difficult to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk

The Company conducts business in several international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations.

As of December 31, 2011, the Company had foreign currency rate protection in the form of forward contracts that effectively fixed a Hong Kong dollar denominated intercompany debt obligation of 1,202.3 million Hong Kong dollars into a fixed euro denominated obligation expiring in November 2012 concurrent with the underlying loan.  The Company does not engage in purchasing forward exchange contracts for trading or speculative purposes.

Refer to Note 5 of the Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

Outstanding borrowings under the Company’s Revolving Credit Facility are subject to floating interest rates, primarily LIBOR. At December 31, 2011, the Company’s average LIBOR rate was 0.29%.  A 10% change in the LIBOR interest rate at December 31, 2011 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2012, although there can be no assurances that interest rates will not significantly change.

In November 2009, the Company issued $600.0 million of 4.75% Senior Notes at 99.813% of their face value due in November 2014 with a fixed interest rate of 4.75%.  In January 2012, the Company issued $500.0 million of 4.00% Senior Notes at 99.746% of their face value due in February 2022 with a fixed interest rate of 4.00%.  Proceeds were used to repay borrowings under the Revolving Credit Facility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Amphenol Corporation

Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flow for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  The change in presentation has been applied retrospectively to all periods presented.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut

February 24, 2012

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Net sales	$3,939,786	$3,554,101	$2,820,065
Cost of sales	2,696,126	2,395,873	1,933,511
Gross profit	1,243,660	1,158,228	886,554
Casualty loss related to flood	21,479	—	—
Change in contingent acquisition-related obligations	(17,813)	—	—
Acquisition-related expenses	2,000	—	—
Selling, general and administrative expenses	486,316	457,871	397,641
Operating income	751,678	700,357	488,913

Interest expense	(43,029)	(40,741)	(36,586)
Early extinguishment of interest rate swaps	—	—	(4,575)
Other income (expense), net	8,103	4,072	(1,225)
Income before income taxes	716,752	663,688	446,527
Provision for income taxes	(187,910)	(161,275)	(119,311)
Net income	528,842	502,413	327,216
Less: Net income attributable to noncontrolling interests	(4,651)	(6,008)	(9,382)
Net income attributable to Amphenol Corporation	$524,191	$496,405	$317,834
Net income per common share — Basic	$3.09	$2.86	$1.85

Weighted average common shares outstanding — Basic	169,640,115	173,785,650	171,607,643

Net income per common share — Diluted	$3.05	$2.82	$1.83

Weighted average common shares outstanding - Diluted	171,825,588	176,325,993	173,941,752

Dividends declared per common share	$0.06	$0.06	$0.06

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Net income	$528,842	$502,413	$327,216
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9,679)	18,504	22,521
Revaluation of derivatives	(287)	2,363	13,354
Defined benefit plan liability adjustment	(24,859)	(4,495)	3,354
Total other comprehensive income (loss), net of tax	(34,825)	16,372	39,229
Total comprehensive income	494,017	518,785	366,445

Less: Comprehensive income attributable to noncontrolling interests	(5,126)	(7,047)	(8,110)

Comprehensive income attributable to Amphenol Corporation	$488,891	$511,738	$358,335

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$515,086	$525,888
Short-term investments	133,848	98,341
Total cash, cash equivalents and short-term investments	648,934	624,229
Accounts receivable, less allowance for doubtful accounts of $11,113 and $14,946, respectively	767,181	718,545
Inventories, net:
Raw materials and supplies	210,886	162,439
Work in process	255,581	231,719
Finished goods	183,395	155,011
	649,862	549,169
Other current assets	115,260	100,187
Total current assets	2,181,237	1,992,130
Land and depreciable assets:
Land	21,930	19,400
Buildings and improvements	159,573	158,426
Machinery and equipment	854,867	800,178
	1,036,370	978,004
Accumulated depreciation	(655,869)	(611,008)
	380,501	366,996
Goodwill	1,746,113	1,533,299
Other long-term assets	137,374	123,432
	$4,445,225	$4,015,857

Liabilities & Equity
Current Liabilities:
Accounts payable	$377,867	$384,963
Accrued salaries, wages and employee benefits	83,810	75,183
Accrued income taxes	87,315	65,311
Accrued acquisition-related obligations	—	39,615
Other accrued expenses	93,125	89,566
Short-term debt	298	352
Total current liabilities	642,415	654,990
Long-term debt (Note 2)	1,376,831	799,640
Accrued pension and post-employment benefit obligations	207,049	176,636
Other long-term liabilities	34,144	41,876
Commitments and contingent liabilities (Notes 2, 10 and 16)
Equity:
Class A Common Stock, $.001 par value; 500,000,000 shares authorized; 163,122,474 and 175,550,683 shares issued and outstanding at December 31, 2011 and 2010, respectively	163	176
Additional paid-in capital	189,166	144,855
Accumulated earnings	2,102,497	2,260,581
Accumulated other comprehensive loss	(120,057)	(84,757)
Total shareholders’ equity attributable to Amphenol Corporation	2,171,769	2,320,855
Noncontrolling interests	13,017	21,860
Total equity	2,184,786	2,342,715

	$4,445,225	$4,015,857

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars in thousands, shares in millions)

	Common Stock		Additional Paid in Capital	Accumulated	Accum. Other Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	(Deficit)	Earnings	Income (Loss)	Stock	Interests	Equity
Balance January 1, 2009	171	$171	$22,746	$1,467,099	$(140,591)	$—	$19,144	$1,368,569
Net income				317,834			9,382	327,216
Translation adjustments					23,793		(1,272)	22,521
Revaluation of interest rate derivatives					13,354			13,354
Defined benefit plan liability adjustment					3,354			3,354
Purchase of noncontrolling interests			(14,529)				(1,367)	(15,896)
Acquisitions resulting in noncontrolling interests							983	983
Distributions to shareholders of noncontrolling interests							(10,129)	(10,129)
Stock compensation			131					131
Stock options exercised, including tax benefit	2	3	42,780					42,783
Dividends declared				(10,308)				(10,308)
Stock-based compensation expense			20,240					20,240
Balance December 31, 2009	173	$174	$71,368	$1,774,625	$(100,090)	$—	$16,741	$1,762,818
Net income				496,405			6,008	502,413
Translation adjustments					17,465		1,039	18,504
Revaluation of interest rate derivatives					2,363			2,363
Defined benefit plan liability adjustment					(4,495)			(4,495)
Purchase of noncontrolling interests			(12,375)				(7,792)	(20,167)
Acquisitions resulting in noncontrolling interests							10,285	10,285
Distributions to shareholders of noncontrolling interests							(4,421)	(4,421)
Stock options exercised, including tax benefit	3	2	60,477					60,479
Dividends declared				(10,449)				(10,449)
Stock-based compensation expense			25,385					25,385
Balance December 31, 2010	176	$176	$144,855	$2,260,581	$(84,757)	$—	$21,860	$2,342,715
Net income				524,191			4,651	528,842
Translation adjustments					(10,154)		475	(9,679)
Revaluation of forward contract derivatives					(287)			(287)
Defined benefit plan liability adjustment					(24,859)			(24,859)
Purchase of noncontrolling interests			(15,962)				(8,892)	(24,854)
Distributions to shareholders of noncontrolling interests							(5,077)	(5,077)
Purchase of treasury stock						(672,191)		(672,191)
Retirement of treasury stock	(13)	(13)		(672,178)		672,191		—
Stock options exercised, including tax benefit			31,594					31,594
Dividends declared				(10,097)				(10,097)
Stock-based compensation expense			28,679					28,679
Balance December 31, 2011	163	$163	$189,166	$2,102,497	$(120,057)	$—	$13,017	$2,184,786

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Net income	$528,842	$502,413	$327,216
Adjustments for cash from operating activities:
Depreciation and amortization	119,439	102,846	98,524
Net change in receivables sold under Receivables Securitization Facility (Note 2)	—	(82,000)	(3,000)
Stock-based compensation expense	28,679	25,385	20,240
Non-cash casualty loss related to flood	10,388	—	—
Change in contingent acquisition related obligations	(17,813)	—	—
Excess tax benefits from stock-based payment arrangements	(5,995)	(14,692)	(16,085)
Net change in operating assets and liabilities:
Accounts receivable	(9,664)	(157,657)	96,588
Inventory	(88,486)	(65,179)	76,332
Other current assets	(8,890)	(5,637)	6,017
Accounts payable	(27,547)	76,932	(31,709)
Accrued income taxes	26,947	(3,996)	16,920
Other accrued liabilities	(2,613)	35,466	(19,494)
Accrued pension and post employment benefits	(5,660)	(1,247)	6,526
Other long-term assets	17,114	11,658	8,842
Other	466	601	(4,620)
Cash flow provided by operating activities	565,207	424,893	582,297

Cash flow from investing activities:
Additions to property, plant and equipment	(100,222)	(109,458)	(63,058)
Proceeds from disposal of fixed assets	8,118	1,851	3,224
Purchases of short-term investments	(181,880)	(198,228)	(46,786)
Sales and maturities of short-term investments	146,373	138,012	13,444
Acquisitions, net of cash acquired	(303,273)	(180,402)	(280,014)
Cash flow used in investing activities	(430,884)	(348,225)	(373,190)

Cash flow from financing activities:
Long-term borrowings under credit facilities (Note 2)	873,200	793,406	609,648
Repayments of long-term debt	(301,900)	(748,017)	(1,241,582)
Borrowings under senior notes	—	—	598,878
Settlement of interest rate swap agreements	—	—	(4,575)
Payment of fees and expenses related to debt financing	(2,125)	(6,975)	(4,650)
Purchase and retirement of treasury stock	(672,191)	—	—
Proceeds from exercise of stock options	26,086	46,616	25,481
Excess tax benefits from stock-based payment arrangements	5,995	14,692	16,085
Payment of contingent acquisition-related obligations	(40,000)	—	—
Distributions to and purchases of noncontrolling interests	(29,931)	(24,588)	(23,328)
Dividend payments	(10,282)	(10,413)	(10,279)
Cash flow (used in) provided by financing activities	(151,148)	64,721	(34,322)
Effect of exchange rate changes on cash and cash equivalents	6,023	(114)	(5,159)
Net change in cash and cash equivalents	(10,802)	141,275	169,626
Cash and cash equivalents balance, beginning of year	525,888	384,613	214,987
Cash and cash equivalents balance, end of year	$515,086	$525,888	$384,613

Cash paid during the year for:
Interest	$40,489	$40,124	$38,532
Income taxes	144,175	133,068	117,122

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the fair value of acquired assets and liabilities, stock-based compensation, pension obligations, gains or losses on derivative instruments, accounting for income taxes, inventories, goodwill and other matters that affect the consolidated financial statements and related disclosures.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of less than three months. The carrying amounts approximate fair values of those instruments, the majority of which are in non-U.S. bank accounts.

Accounts Receivable

Accounts receivable is stated at net realizable value.  The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable.

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

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets, which range from 3 to 12 years for machinery and equipment and 20 to 40 years for buildings. Leasehold building improvements are depreciated over the shorter of the lease term or estimated useful life. It is the Company’s policy to periodically review fixed asset lives.  Depreciation expense is included in both cost of sales and selling, general and administrative expense in the Consolidated Statements of Income based on the specific categorization and use of the underlying asset being depreciated. The Company assesses the impairment of property and equipment subject to depreciation, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no significant impairments recorded as a result of such reviews during any of the periods presented.

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each June 30. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these reportable business segments have similar economic characteristics. Goodwill impairment for each reporting unit is evaluated using a two-step approach requiring the Company to determine the fair value of the reporting unit and to compare that to the carrying value of the reporting unit.  If the carrying value exceeded the fair value, the goodwill of the reporting unit would be potentially impaired and a second step of testing would be performed to measure the impairment loss. The second step of the goodwill impairment test would require the comparison of the implied fair value of reporting unit goodwill to the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess. The second step of the goodwill impairment test was not required during any of the periods presented in the accompanying Consolidated Financial Statements.  As of June 30, 2011, and for each previous year in which the impairment test has been performed, the estimated fair value of the Company’s reporting units exceeded their carrying values and therefore no impairment was recognized.

Intangible Assets

Intangible assets are included in other long-term assets and consist primarily of proprietary technology, customer relationships and license agreements and are amortized over the estimated periods of benefit. The Company assesses the impairment of long-lived assets, other than goodwill, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no impairments recorded during any of the periods presented as a result of such reviews.

Revenue Recognition

The Company’s primary source of revenues is from product sales to its customers. Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earning process is complete and revenue is measurable.  Delivery is determined by the Company’s shipping terms, which are primarily FOB shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and related reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 7% of consolidated sales in 2011), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

Retirement Pension Plans

Costs for retirement pension plans include current service costs and amortization of prior service costs over the average working life expectancy. It is the Company’s policy to fund current pension costs taking into consideration minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees’ service with the Company as well as amortization of a transition obligation previously recognized.  The recognition of expense for retirement pension plans and medical benefit programs is significantly impacted by estimates made by management such as discount rates used to value certain liabilities, expected return on assets and future health care costs.  The Company uses third-party specialists to assist management in appropriately measuring the expense associated with pension and other post-retirement plan benefits.

Stock Options

The Company accounts for its option awards based on the fair value of the award at the date of grant and recognizes compensation expense over the service period that the awards are expected to vest.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and also impact the amount of expense to be recognized in future periods.  The Company’s income before income taxes was reduced by $28,679 ($20,720 after tax), $25,385 ($18,070 after tax) and $20,240 ($14,398 after tax) for the years ended

December 31, 2011, 2010 and 2009, respectively, related to the expense incurred for stock-based compensation plans, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010	2009
Risk free interest rate	1.7%	2.2%	2.2%
Expected life	4.6 years	5.6 years	5.6 years
Expected volatility	28.0%	33.0%	34.0%
Expected dividend yield	0.1%	0.1%	0.2%

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  At December 31, 2011, the cumulative amount of undistributed earnings of foreign affiliated companies was approximately $2,100,000. Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies which are considered to be permanently invested.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated as there is a significant amount of uncertainty with respect to the tax impact of the remittance of these earnings due to the fact that dividends received from foreign subsidiaries could bring additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend.  These uncertainties are further complicated by the significant number of foreign tax jurisdictions involved.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred.  Research and development expenses for the creation of new and improved products and processes were $88,877, $77,570 and $63,978, for the years 2011, 2010 and 2009, respectively.

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

Derivative Financial Instruments

Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for as cash flow hedges.  Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in accumulated other comprehensive income (loss), and subsequently reflected in net income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. Any ineffective portion of the change in the fair value of designated hedging instruments is included in the Consolidated Statements of Income.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (“ASU 2011-08”), which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will consider this update when performing its annual impairment assessment in the third quarter of 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively.  The Company has adopted this update and presented the Consolidated Statements of Comprehensive Income immediately following the Consolidated Statements of Income.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3 of the fair value hierarchy. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of this update will have a material effect on its financial statements.

Note 2—Long-Term Debt

Long-term debt consists of the following:

	Average Interest Rate at		December 31,
	December 31, 2011	Maturity	2011	2010

4.75% Senior Notes due November 2014 (less unamortized discount of $635 and $860 at December 31, 2011 and December 31, 2010, respectively)	4.75%	2014	$599,365	$599,140
Revolving Credit Facility	1.55%	2016	692,400	103,600
Receivables Securitization Facility	2.14%	2013	81,700	92,000
Notes payable to foreign banks and other debt	6.23%	2012-2018	3,664	5,252
			1,377,129	799,992
Less current portion			298	352
Total long-term debt			$1,376,831	$799,640

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at December 31, 2011 was approximately $643,000 based on recent bid prices.

In January 2012, the Company issued $500,000 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00%  Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.

Revolving Credit Facility

In June 2011, the Company amended its $1,000,000 unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At December 31, 2011, borrowings and availability under the Revolving Credit Facility were $692,400 and $307,600, respectively.  As of December 31, 2011, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At December 31, 2011, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  The Company paid fees and expenses of approximately $2,100 related to the amendment, which were deferred and are being amortized as interest expense through the amended maturity date of the Revolving Credit Facility.

Receivables Securitization Facility

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In accordance with previous accounting guidance, the receivables sold under the Receivables Securitization Facility were accounted for off-balance sheet as sales of receivables.  The Company adopted FASB ASU No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”) on January 1, 2010. As a result, the Company no longer accounts for the value of the outstanding undivided interest held by investors under the Receivables Securitization Facility as a sale. In addition, transfers of receivables occurring on or after January 1, 2010 are reflected as debt issued in the Company’s Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2010 and 2011 is accounted for as a secured borrowing and is included in the Company’s Consolidated Balance Sheets as long-term debt.  At December 31, 2011, borrowings under the Receivables Securitization Facility were $81,700.  Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.  Such fees were approximately $1,600, $1,500, and $1,500 for 2011, 2010 and 2009, respectively.  In January 2012, the Company amended the Receivable Securitization Facility to reduce certain fees and amend the expiration date to January 2013.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at December 31, 2011.

The maturity of the Company’s debt over each of the next five years ending December 31 and thereafter, is as follows:

2012	$298
2013	81,970
2014	600,165
2015	93
2016	694,603
Thereafter	—
$1,377,129

The Company had $24,900 of issued and unused letters of credit at December 31, 2011.

Note 3—Contingent Consideration

In connection with an acquisition made during 2010, the Company made a contingent consideration payment to the sellers in April 2011 of $40,000 based on certain 2010 profitability levels of the acquired company. The Company was also required to make a contingent consideration payment to the sellers in 2012, if certain 2011 profitability levels of the acquired company were achieved, up to a maximum aggregate undiscounted amount of $19,000.

The Company determined the fair value of the liability for this contingent consideration payment based on a probability-weighted approach, which through the first quarter of 2011 would have resulted in the maximum contingent consideration being paid. During the second quarter of 2011, the acquired company’s performance expectations were reduced as a result of a softening in demand in the defense market and the related deferral of certain defense related programs to periods beyond 2011 and therefore outside the contractual earn-out period.  Therefore, it was determined that the payment related to 2011 profitability levels was no longer probable and the Company adjusted the remaining contingent consideration liability of $17,813 as a gain in operating income. Based on the actual 2011 results of the acquired company, it has been confirmed that the 2012 contingent consideration payment is in fact not payable.  As a result, the Company recorded approximately $17,800 ($11,200 after taxes), for the reversal of the contingent consideration in 2011.

Note 4—Fair Value Measurements

The Company follows the framework within the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification , which requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. These requirements establish market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments, which are independently valued using market observable Level 1 inputs; derivative instruments, which represent forward contracts which expire in November 2012 (Note 5) and are valued using market observable Level 2 inputs; contingent consideration payments (Note 16), which were valued using the income approach and Level 3 unobservable inputs within the fair value hierarchy.  The primary Level 3 inputs used to value the contingent consideration payments were probability weighted payout projections and discount rates. The Company’s Level 1 short-term investments consist primarily of certificates of deposit with original maturities of twelve months or less. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2011 and 2010 are as follows:

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$133,848	$133,848	$—	$—
Forward contracts	5,105	—	5,105	—
Total	$138,953	$133,848	$5,105	$—

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$98,341	$98,341	$—	$—
Contingent consideration payments	56,668	—	—	56,668
Total	$155,009	$98,341	$—	$56,668

The table below sets forth a summary of changes in fair value of the Company’s Level 3 contingent consideration payments for the twelve months ended December 31, 2011.

Balance at December 31, 2010	$56,668
Accretion of discount on contingent consideration liabilities	1,145
Payment of contingent acquisition related obligations	(40,000)
Change in contingent acquisition related obligations	(17,813)
Balance at December 31, 2011	$—

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 5—Derivative Instruments

The Company is exposed to certain risks related to its ongoing business operations.  The primary risks managed by using derivative instruments are foreign exchange rate risk and interest rate risk. Foreign exchange rate forward contacts were entered into in 2011 to manage the currency exposure on an intercompany loan used to fund an acquisition. The hedge will terminate in November 2012 upon maturity of the intercompany loan. In the past, the Company has used interest rate swaps to manage interest rate risk associated with variable rate borrowings, all of which expired in 2010.

Derivative instruments are required to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates foreign exchange rate forward contacts as cash flow hedges.

As of December 31, 2011 and 2010, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Assets
	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives designated as cash flow hedges:
Forward contracts	Other current assets	$5,105	$—
Total derivatives designated as cash flow hedging instruments		$5,105	$—

For the year ended December 31, 2011, $(287) was recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts. For the year ended December 31, 2010, $(2,363) was recognized in accumulated other comprehensive income (loss) associated with previously existing interest rate contracts. The amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain/loss in the accompanying Consolidated Statements of Income during the year ended December 31, 2011 was not material.

Note 6—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009

Income before income taxes:
United States	$176,739	$225,334	$98,170
Foreign	540,013	438,354	348,357
	$716,752	$663,688	$446,527

Current tax provision:
United States	$44,769	$77,590	$38,621
Foreign	128,608	79,607	89,969
	$173,377	$157,197	$128,590

Deferred tax provision (benefit):
United States	$17,733	$3,020	$(2,295)
Foreign	(3,200)	1,058	(6,984)
	14,533	4,078	(9,279)
Total provision for income taxes	$187,910	$161,275	$119,311

At December 31, 2011, the Company had $56,138 and $3,547 of foreign tax loss and credit carryforwards, and U.S. state tax loss and credit carryforwards net of federal benefit, respectively, of which $34,774 and $270, respectively, expire or will be refunded at various dates through 2026 and the balance can be carried forward indefinitely.

A valuation allowance of $19,129 and $20,091 at December 31, 2011 and 2010, respectively, has been recorded which relates to the foreign net operating loss carryforwards and U.S. state tax credits.  The net change in the valuation allowance for deferred tax assets was a decrease of $962 and an increase of $6,275 in 2011 and 2010, respectively, which was related to foreign net operating loss and foreign and U.S. state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2011	2010	2009

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	.4	.8	.9
Foreign earnings and dividends taxed at different rates	(8.2)	(11.5)	(9.6)
Valuation allowance	(.2)	(1.0)	1.0
Other	(.8)	1.0	(.6)
Effective tax rate	26.2%	24.3%	26.7%

The 2011 tax rate reflects a reduction in tax expense of $4,493 relating primarily to reserve adjustments from the favorable settlement of certain tax positions and the completion of prior year audits.  The 2010 tax rate reflects a reduction in tax expense of $20,700 for tax reserve adjustments relating to the completion of the audits of certain of the Company’s prior year tax returns.  The 2009 tax rate reflects reductions in tax expense of $3,600 for tax reserve adjustments relating to the completion of the audit of certain of the Company’s prior year tax returns.  Excluding these adjustments, the Company’s effective tax rate for 2011, 2010, and 2009 was 26.8%, 27.4%, and 27.5%, respectively.

The Company’s deferred tax assets and liabilities included in Other Current Assets, Other Long-Term Assets and in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets, excluding the valuation allowance, comprised the following:

	December 31,
	2011	2010
Deferred tax assets relating to:
Accrued liabilities and reserves	$16,363	$15,192
Operating loss and tax credit carryforwards	18,270	18,604
Pensions, net	48,105	38,184
Inventory reserves	17,173	17,426
Employee benefits	29,760	22,942
	$129,671	$112,348

Deferred tax liabilities relating to:
Goodwill	$74,013	$59,922
Depreciation	7,086	(2,637)
Contingent consideration	6,591	—
	$87,690	$57,285

At December 31, 2011 and 2010, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $21,886 and $23,271, respectively.

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Unrecognized tax benefits as of January 1	$22,560	$35,528	$31,272
Gross increases and gross decreases for tax positions in prior periods	(64)	2,036	4,576
Gross increases - current period tax position	2,278	2,968	6,027
Settlements	(451)	(11,880)	—
Lapse of statute of limitations	(4,108)	(6,092)	(6,347)
Unrecognized tax benefits as of December 31	$20,215	$22,560	$35,528

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the year ended December 31, 2011, the provision for income taxes included a net expense of $566 in estimated interest and penalties.  As of December 31, 2011, the liability for unrecognized tax benefits included $3,131 for tax-related interest and penalties.

The Company operates in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2008 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2011, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was $21,886 the majority of which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of $3,751.

Note 7—Equity

Stock-Based Compensation:

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of the Company and its subsidiaries.  The Company currently also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  No additional options can be granted under the 2000 Option Plan.  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. As of December 31, 2011, there were 7,684,550 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000

Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of December 31, 2011, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 80,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The grant-date fair value of each option grant under the 2000 Option Plan, the 2009 Option Plan and the Directors Option Plan is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the common stock of the Company and implied volatility derived from related exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and historical post-vesting employment termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.

Stock option activity for 2009, 2010 and 2011 was as follows:

			Weighted
			Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at December 31, 2008	11,229,837	$25.82	6.69
Options granted	3,736,500	32.01
Options exercised	(2,029,874)	12.55
Options forfeited	(232,160)	35.89
Options outstanding at December 31, 2009	12,704,303	29.58	7.16
Options granted	2,602,500	43.00
Options exercised	(2,331,429)	19.99
Options forfeited	(269,050)	37.18
Options outstanding at December 31, 2010	12,706,324	33.93	7.18
Options granted	2,551,350	53.45
Options exercised	(1,037,674)	25.14
Options forfeited	(203,100)	39.75
Options outstanding at December 31, 2011	14,016,900	38.00	6.89	$125,067
Vested and non-vested expected to vest at December 31, 2011	13,066,583	37.57	6.79	$120,850
Exercisable at December 31, 2011	6,380,324	$31.48	5.41	$89,316

A summary of the status of the Company’s non-vested options as of December 31, 2011 and changes during the year then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at December 31, 2010	7,623,976	$12.78
Options granted	2,551,350	14.19
Options vested	(2,335,650)	12.23
Options forfeited	(203,100)	13.00
Non-vested options at December 31, 2011	7,636,576	$13.41

The weighted-average fair value at the grant date of options granted during 2010 and 2009 was $14.69 and $11.12, respectively.

During the years ended December 31, 2011 and 2010, the following activity occurred under the Company’s option plans:

	2011	2010	2009
Total intrinsic value of stock options exercised	$29,697	$67,841	$56,900
Total fair value of stock options vested	28,563	23,714	17,360

On December 31, 2011 the total compensation cost related to non-vested options not yet recognized is approximately $74,434, with a weighted average expected amortization period of 3.26 years.

Stock Repurchase Program:

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20,000,000 shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the twelve months ended December 31, 2011, the Company repurchased 13,428,389 shares of its common stock for approximately $672,200.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  The price and timing of any such purchases under the Program after December 31, 2011 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  As of December 31, 2011, 6,571,611 shares of common stock may be repurchased under the Program.  Through February 17, 2012, the Company has repurchased an additional 1,110,079 shares of its common stock for $60,621.  At February 17, 2012, approximately 5,461,532 additional shares of common stock may be repurchased under the Program.

Dividends:

After declaration by the Board of Directors, the Company paid a quarterly dividend on its common stock of $.015 per share in 2010 and 2011.  The Company paid its fourth quarterly dividend in the amount of $2,447 or $.015 per share on January 3, 2012 to shareholders of record as of December 14, 2011. Cumulative dividends declared during 2011 and 2010 were $10,097 and $10,449, respectively. Total dividends paid in 2011 were $10,282, including those declared in 2010 and paid in 2011, and total dividends paid in 2010 were $10,413, including those declared in 2009 and paid in 2010.  On January 26, 2012, the Company’s Board of Directors approved the first quarter 2012 dividend on its common stock in the amount of $.105 per share.  This represents an increase in the quarterly dividend rate from $.015 to $.105 per share effective with the first quarter 2012 dividend, which will be paid in April 2012.

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising accumulated other comprehensive income (loss) included in equity at December 31, 2011, 2010 and 2009 are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Derivatives	Defined Benefit Plan Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2009	$348	$(15,717)	$(125,222)	$(140,591)
Translation adjustments	23,793	—	—	23,793
Revaluation of interest rate derivatives, net of tax of $7,843	—	13,354	—	13,354
Defined benefit plan liability adjustment, net of tax of $1,970	—	—	3,354	3,354
Balance at December 31, 2009	24,141	(2,363)	(121,868)	(100,090)
Translation adjustments	17,465	—	—	17,465
Revaluation of interest rate derivatives, net of tax of $1,486	—	2,363	—	2,363
Defined benefit plan liability adjustment, net of tax of $2,639	—	—	(4,495)	(4,495)
Balance at December 31, 2010	41,606	—	(126,363)	(84,757)
Translation adjustments	(10,154)	—	—	(10,154)
Revaluation of forward contract derivatives, net of tax of $173	—	(287)	—	(287)
Defined benefit plan liability adjustment, net of tax of $12,959	—	—	(24,859)	(24,859)
Balance at December 31, 2011	$31,452	$(287)	$(151,222)	$(120,057)

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

	2011	2010	2009
Net income attributable to Amphenol Corporation shareholders	$524,191	$496,405	$317,834
Basic average common shares outstanding	169,640,115	173,785,650	171,607,643
Effect of dilutive stock options	2,185,473	2,540,343	2,334,109
Dilutive average common shares outstanding	171,825,588	176,325,993	173,941,752
Earnings per share:
Basic	$3.09	$2.86	$1.85
Diluted	$3.05	$2.82	$1.83

Excluded from the computations above were anti-dilutive shares of 4,286,519, 2,570,500 and 2,062,700 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 9—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans”). The largest international pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $48,000 and $51,000 at December 31, 2011 and 2010, respectively. Total required contributions to be made during 2012 for the unfunded International Plans amount to approximately $3,200. This amount, which is classified as other accrued expenses, and the obligations discussed above, are included in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations; for each year presented below, projected benefits exceed assets.

	December 31,
	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$457,321	$429,800
Service cost	7,832	7,542
Interest cost	22,684	23,100
Plan participants’ contributions	—	26
Plan amendments	—	5,452
Actuarial loss	27,642	17,675
Foreign exchange translation	(2,450)	(3,947)
Benefits paid	(24,420)	(22,327)
Projected benefit obligation at end of year	488,609	457,321

Change in plan assets:
Fair value of plan assets at beginning of year	296,530	268,177
Actual return on plan assets	(2,001)	29,878
Employer contributions	22,844	17,267
Plan participants’ contributions	—	26
Foreign exchange translation	(2,131)	636
Benefits paid	(20,188)	(19,454)
Fair value of plan assets at end of year	295,054	296,530

Funded status	$(193,555)	$(160,791)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $469,547 and $435,618 at December 31, 2011 and 2010, respectively.

	Year Ended December 31,
	2011	2010	2009
Components of net pension expense:
Service cost	$7,073	$5,907	$7,043
Interest cost	22,684	23,100	23,276
Expected return on plan assets	(25,226)	(28,016)	(25,026)
Net amortization of actuarial losses	14,528	17,051	11,238

Net pension expense	$19,059	$18,042	$16,531

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate:
U.S. plans	4.45%	5.20%	4.25%	4.85%
International plans	4.97%	5.26%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.83%	2.97%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate:
U.S. plans	5.20%	5.75%	6.25%	4.85%	5.40%	6.25%
International plans	5.26%	5.46%	6.20%	n/a	n/a	n/a
Expected long-term return on assets:
U.S. plans	8.25%	8.25%	8.25%	n/a	n/a	n/a
International plans	6.30%	6.63%	6.74%	n/a	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	3.00%	n/a	n/a	n/a
International plans	2.97%	2.96%	2.43%	n/a	n/a	n/a

The pension expense for the U.S. Plans and the International Plans (the “Plans”) approximated $19,100, $18,000 and $16,500 in 2011, 2010 and 2009, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the respective Plans’ assets.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The Company’s U.S. Plans comprised the majority of the accrued benefit obligation, pension assets and pension expense. The discount rate for the U.S. Plans was 4.45% at December 31, 2011 and 5.20% at December 31, 2010. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 50 basis points, the accrued benefit obligation would have decreased or increased by approximately $21,000.

The Company’s investment strategy for the Plans’ assets is to achieve a rate of return on plan assets equal to or greater than the average for the respective investment classification through prudent allocation and periodic rebalancing between fixed income and equity instruments. The current investment policy includes a strategy to maintain an adequate level of diversification, subject to portfolio risks.  The target allocations for the U.S. Plans, which represent the majority of the Plans’ assets, are 60% equity and 40% fixed income.  Short-term strategic ranges for investments are established within these long term target percentages.  The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks.  As of December 31, 2011, there were no significant concentrations of risks in the Company’s defined benefit plan assets.  The Company does not invest pension assets nor instructs investment managers to invest pension assets in Amphenol securities.  The Plans may indirectly hold the Company’s securities as a result of external investment management in certain comingled funds.  Such holdings would not be material relative to the Plans’ total assets.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 9%, which has been in excess of these broad equity and bond benchmark indices. As described above, the expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of 60% with equity managers, with an expected long-term rate of return of approximately 9% and 40% with fixed income managers, with an expected long-term rate of return of approximately 7%.  As of December 31, 2011, the asset allocation was 62% with equity managers and 37% with fixed income managers and 1% in cash.  As of December 31, 2010, the asset allocation was 59% with equity managers and 36% with fixed income managers and 5% in cash.  The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plans at both December 31, 2011 and 2010 is approximately 8.25%.

The Company’s plan assets are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The process requires judgment and may have effect on the placement of the plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension plans’ assets at December 31, 2011 and 2010 by asset category are as follows (refer to Note 4 for definitions of Level 1, 2 and 3 inputs):

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities:
U.S. securities	$103,229	$80,651	$22,578	$—
International securities	77,250	40,329	36,921	—
	180,479	120,980	59,499	—

Fixed income securities:
U.S. securities	72,888	54,398	18,490	—
International securities	38,602	—	38,602	—
	111,490	54,398	57,092	—

Cash and cash equivalents	3,085	3,085	—	—
Total	$295,054	$178,463	$116,591	$—

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities:
U.S. securities	$84,675	$77,107	$7,568	$—
International securities	91,754	50,983	40,771	—
	176,429	128,090	48,339	—

Fixed income securities:
U.S. securities	75,165	56,707	18,458	—
International securities	31,531	—	31,531	—
	106,696	56,707	49,989	—

Cash and cash equivalents	13,405	13,405	—	—
Total	$296,530	$198,202	$98,328	$—

Equity securities consist primarily of publicly traded U.S. and Non-U.S. equities.  Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded.  Certain equity securities held in commingled funds are valued at unitized net asset value (“NAV”) based on the fair value of the underlying net assets owned by the funds.

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

As of December 31, 2011, the amounts before tax for unrecognized net loss, net prior service cost and net transition asset in accumulated other comprehensive income related to the Plans above are $219,022, $11,874 and $543 respectively. The estimated net loss, prior service cost and net transition asset for the Plans above that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $17,552, $2,167 and $109, respectively.

The Company made cash contributions to the Plans of $22,800 and $17,300 in 2011 and 2010, respectively, and estimates that, based on current actuarial calculations, it will make a cash contribution to the Plans in 2012 of approximately $26,000, most of which is to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

2012	$21,668
2013	22,435
2014	23,424
2015	24,569
2016	25,738
2017-2021	144,261

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $2,500 and $2,200 in 2011 and 2010, respectively.

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis.  Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the benefit obligation was 4.25% and 4.85% at December 31, 2011 and 2010, respectively. Summary information on the Company’s OPEB programs is as follows:

	December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$19,095	$14,832
Service cost	198	165
Interest cost	843	786
Paid benefits and expenses	(1,139)	(2,003)
Actuarial (gain) loss	(2,299)	5,315

Benefit obligation at end of year	$16,698	$19,095

The accumulated benefit obligation for the Company’s OPEB plan was equal to its projected benefit obligation at December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010	2009
Components of net post-retirement benefit cost:
Service cost	$198	$165	$160
Interest cost	843	786	836
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	1,291	882	773

Net postretirement benefit cost	$2,394	$1,895	$1,831

As of December 31, 2011, the amounts for unrecognized net loss, net prior service cost and net transition obligation in accumulated other comprehensive income related to OPEB programs are $9,747, nil, and $62, respectively. The estimated net loss, prior service cost and net transition obligation for the OPEB programs that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $974, nil and $62, respectively.

Benefit payments for the OPEB plan, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate are expected to be approximately $1,300 per year for the next ten years.

Note 10—Leases

At December 31, 2011, the Company was committed under operating leases which expire at various dates.  Total rent expense under operating leases for the years 2011, 2010, and 2009 was $31,035, $31,948 and $27,376, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2012	$27,315
2013	19,797
2014	12,375
2015	8,919
2016	4,563
Beyond 2016	1,472
Total minimum obligation	$74,441

Note 11—Business Combinations

During the year ended December 31, 2011, goodwill of approximately $212,800 attributable to the Interconnect Products and Assemblies segment was recognized related primarily to two businesses acquired during the period.  The acquisitions were not material to the Company either individually or in the aggregate.

Note 12—Goodwill and Other Intangible Assets

As of December 31, 2011, the Company has goodwill totaling $1,746,113, of which $1,672,564 related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  In 2011, goodwill and intangible assets increased by approximately $212,800 and $32,800, respectively, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the year. In 2010, goodwill and intangible assets increased by approximately $165,000 and $43,900, respectively, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the year. The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to its 2011 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets not subject to amortization other than goodwill. A summary of the Company’s amortizable intangible assets as of December 31, 2011 and 2010 is as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$134,700	$38,800	$104,100	$27,800
Proprietary technology	41,800	15,300	39,800	12,100
License agreements	6,000	4,600	6,000	3,800
Trade names and other	9,400	9,200	9,200	7,800
Total	$191,900	$67,900	$159,100	$51,500

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years at December 31, 2011.

Intangible assets are included in other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate amortization expense for the years ended December 31, 2011 and 2010 was approximately $15,200 and $14,000, respectively.  Amortization expense estimated for each of the next five fiscal years is approximately $17,700 in 2012, $14,500 in 2013, $12,600 in 2014, $12,100 in 2015 and $11,200 in 2016.

Note 13—Reportable Business Segments and International Operations

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

	Interconnect Products and Assemblies			Cable Products			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Net sales
—external	$3,666,042	$3,293,119	$2,566,578	$273,744	$260,982	$253,487	$3,939,786	$3,554,101	$2,820,065
—intersegment	5,645	3,002	3,158	23,118	19,722	12,041	28,763	22,724	15,199
Depreciation and amortization	107,021	93,641	88,027	3,177	3,493	3,714	110,198	97,134	91,741
Segment operating income	787,323	725,946	505,772	34,813	35,472	38,751	822,136	761,418	544,523
Segment assets	2,333,249	2,253,638	1,623,556	104,163	83,961	77,319	2,437.412	2,337,599	1,700,875
Additions to property, plant and equipment	97,459	106,267	61,001	2,570	3,165	1,851	100,029	109,432	62,852

Reconciliation of segment operating income to consolidated income before income taxes:

	2011	2010	2009

Segment operating income	$822,136	$761,418	$544,523

Interest expense	(43,029)	(40,741)	(36,586)
Interest income	10,245	5,046	2,154
Early extinguishment of interest rate swaps	—	—	(4,575)
Stock-based compensation expense	(28,679)	(25,385)	(20,240)
Casualty loss related to flood	(21,479)	—	—
Change in contingent acquisition related obligation	17,813	—	—
Acquisition-related expenses	(2,000)	—	—
Other costs, net	(38,255)	(36,650)	(38,749)
Consolidated income before income taxes	$716,752	$663,688	$446,527

Reconciliation of segment assets to consolidated total assets:

	2011	2010

Segment assets excluding goodwill	$2,437,412	$2,337,599
Goodwill	1,746,113	1,533,299
Other assets	261,700	144,959
Consolidated total assets	$4,445,225	$4,015,857

Geographic information:

	Net sales			Land and depreciable assets, net
	2011	2010	2009	2011	2010
United States	$1,268,936	$1,258,167	$1,001,742	$110,042	$116,591
China	980,239	851,626	611,877	131,001	131,805
Other international locations	1,690,611	1,444,308	1,206,446	139,458	118,600
Total	$3,939,786	$3,554,101	$2,820,065	$380,501	$366,966

Revenues by geographic area are based on the customer location to which the product is shipped.

Note 14—Casualty Loss Related to Flood

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding in New York State in early September 2011. As a result, the Company recorded a charge of approximately $21,500 ($13,500 after taxes), for property-related damage, as well as cleanup and repair efforts incurred through December 31, 2011, net of insurance recoveries. This charge includes the Company’s loss for damaged inventory and machinery and equipment.  The Sidney facility had limited manufacturing and sales activity primarily during the third quarter of 2011, but the plant was substantially back to full production by the end of the fourth quarter of 2011.

Note 15—Other Income (Expense), net

The components of other income (expense), net are set forth below:

	Year Ended December 31,
	2011	2010	2009
Program fees on sale of accounts receivable (Note 2)	$—	$—	$(1,539)
Agency and commitment fees	(1,192)	(1,656)	(1,842)
Interest income	10,245	5,046	2,154
Other	(950)	682	2
	$8,103	$4,072	$(1,225)

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

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2011, the Company had commitments to purchase $167,295 in 2012 and $1,696 in 2013.

Note 17—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
2011
Net sales	$940,585		$1,017,738		$1,032,754		$948,709
Gross profit	304,124		321,222		323,477		294,837
Operating income	186,085		214,874		186,059		164,660
Net income attributable to Amphenol Corporation	127,958		147,751	(1)	134,623	(2)	113,859	(3)
Net income per share—Basic	0.73		0.86	(1)	0.80	(2)	0.69	(3)
Net income per share—Diluted	0.72		0.85	(1)	0.79	(2)	0.69	(3)
2010
Net sales	$770,954		$884,798		$948,463		$949,886
Gross profit	249,192		289,299		309,717		310,020
Operating income	145,044		175,625		189,134		190,554
Net income attributable to Amphenol Corporation	98,353	(4)	129,671	(5)	137,268	(6)	131,113
Net income per share—Basic	0.57	(4)	0.75	(5)	0.79	(6)	0.75
Net income per share—Diluted	0.56	(4)	0.74	(5)	0.78	(6)	0.74

(1)          Includes a contingent payment adjustment of approximately $17,800, less a tax expense of $6,600, or $0.06 per share after taxes.  Net income per diluted common share for the quarter ended June 30, 2011, excluding the effect of this item, is $0.79.

(2)          Includes a charge for expenses incurred in connection with a flood at the Company’s Sidney, NY facility of $12,800, less tax benefit of $4,700, or $0.05 per share after taxes, as well as a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of $4,500, or $0.03 per share.  Net income per diluted common share for the quarter ended September 30, 2011, excluding the effects of these items, is $0.81.

(3)          Includes a charge for expenses incurred in connection with a flood at the Company’s Sidney, NY facility of $8,600, less tax benefit of $3,200, or $0.03 per share after taxes, as well as acquisition related charges of $2,000, less a tax benefit of $200, or $0.01 per share after taxes.  Net income per diluted common share for the quarter ended December 31, 2011, excluding the effects of these items, is $0.73.

(4)          Includes a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of approximately $1,900, or $0.01 per share. Net income per diluted common share for the quarter ended March 31, 2010, excluding the effects of this item, is $0.55.

(5)         Includes a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of approximately $10,300, or $0.06 per share.  Net income per diluted common share for the quarter ended June 30, 2010, excluding the effect of this item, is $0.68.

(6)          Includes a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of approximately $8,500, or $0.05 per share.  Net income per diluted common share for the quarter ended September 30, 2010, excluding the effect of this item, is $0.73.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2011 that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

February 24, 2012

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2011

Schedule

II—Valuation and Qualifying Accounts	60

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

(a)(3) Listing of Exhibits

See the Index of Exhibits immediately following the signature page of this annual report on Form 10-K.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	Balance at beginning of period	Charged to cost and expenses	Additions (Deductions)	Balance at end of period

Receivable Reserves:
Year ended 2011	$14,946	$(347)	$(3,486)	$11,113
Year ended 2010	18,785	498	(4,337)	14,946
Year ended 2009	14,982	4,392	(589)	18,785

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 24th day of February, 2012.

AMPHENOL CORPORATION

/s/	R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ R. Adam Norwitt	President and Chief Executive Officer	February 24, 2012
R. Adam Norwitt	(Principal Executive Officer)

/s/ Diana G. Reardon	Executive Vice President and Chief Financial Officer	February 24, 2012
Diana G. Reardon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 24, 2012
Martin H. Loeffler

/s/ Ronald P. Badie	Director	February 24, 2012
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 24, 2012
Stanley L. Clark

/s/ Edward G. Jepsen	Director	February 24, 2012
Edward G. Jepsen

/s/ Andrew E. Lietz	Director	February 24, 2012
Andrew E. Lietz

/s/ John R. Lord	Director	February 24, 2012
John R. Lord

/s/ Dean H. Secord	Director	February 24, 2012
Dean H. Secord

Index of Exhibits

3.1	By-Laws of the Company as of May 19, 1997 — NXS Acquisition Corp. By-Laws (filed as Exhibit 3.2 to the June 30, 1997 10-Q).*
3.2	Amended and Restated Certificate of Incorporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 26, 2004 (filed as Exhibit 3.1 to the June 30, 2004 10-Q).*
3.4	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated November 5, 2009, establishing the 4.75% Senior Notes due 2014 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 5, 2009).*
4.3	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
10.1

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.2

Amendment to Receivables Purchase Agreement dated as of May 26, 2009 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2009 10-Q).*

10.3

Amendment to Receivables Purchase Agreement dated as of May 25, 2010 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2010 10-Q)*

10.4

Amendment to Receivables Purchase Agreement dated February 1, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.4 to the December 31, 2010 10-K). *

10.5

Amendment to Receivables Purchase Agreement dated September 9, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.5 to the September 30, 2011 10-Q).

10.6	Amendment to Receivables Purchase Agreement dated January 19, 2012 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent.**
10.7	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.8

Receivables Purchase Agreement Extension Letter dated as of May 24, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.6 to the June 30, 2011 10-Q).*

10.9	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.10	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.11	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.12	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.13	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.14	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.15	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.16	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.17	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.18	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.19	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.20	2010 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.33 to the December 31, 2009 10-K).*
10.21	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*

10.22	2012 Amphenol Corporation Management Incentive Plan.**
10.23	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.24

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.25

First Amendment to Credit Agreement, dated as of June 30, 2011, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.23 to the September 30, 2011 10-Q).*

10.26	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.27

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.28	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.29	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.30	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective July 1, 2011 (filed as Exhibit 10.51 to the June 30, 2011 10-Q).*
10.31	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective August 16, 2011 (filed as Exhibit 10.29 to the September 30, 2011 10-Q).*
10.32	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011.**
10.33	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.34	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012.**
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Incorporated herein by reference as stated.
**	Filed herewith.