Form 10-Q
period 2012-03-31
AMPHENOL CORP /DE/
filed 2012-05-04
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the total number of shares outstanding of Class A Common Stock was 162,012,666.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$620,983	$515,086
Short-term investments	122,249	133,848
Total cash, cash equivalents and short-term investments	743,232	648,934
Accounts receivable, less allowance for doubtful accounts of $11,640 and $11,113, respectively	771,400	767,181
Inventories	659,108	649,862
Other current assets	118,060	115,260

Total current assets	2,291,800	2,181,237

Land and depreciable assets, less accumulated depreciation of $673,265 and $655,869, respectively	389,873	380,501
Goodwill	1,754,951	1,746,113
Other long-term assets	140,756	137,374

	$4,577,380	$4,445,225

Liabilities & Equity
Current Liabilities:
Accounts payable	$402,916	$377,867
Accrued salaries, wages and employee benefits	80,919	83,810
Accrued income taxes	80,664	87,315
Other accrued expenses	102,182	93,125
Short-term debt	78,298	298

Total current liabilities	744,979	642,415

Long-term debt	1,316,819	1,376,831
Accrued pension and post-employment benefit obligations	207,304	207,049
Other long-term liabilities	43,560	34,144
Equity:
Common stock	163	163
Additional paid-in capital	224,357	189,166
Accumulated earnings	2,130,127	2,102,497
Accumulated other comprehensive loss	(103,647)	(120,057)

Total shareholders’ equity attributable to Amphenol Corporation	2,251,000	2,171,769

Noncontrolling interests	13,718	13,017
Total equity	2,264,718	2,184,786

	$4,577,380	$4,445,225

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$981,604	$940,585
Cost of sales	672,333	636,461
Gross profit	309,271	304,124
Selling, general and administrative expenses	123,992	118,039
Operating income	185,279	186,085

Interest expense	(13,749)	(10,016)
Other income, net	2,187	1,704
Income before income taxes	173,717	177,773
Provision for income taxes	(46,469)	(48,888)
Net income	127,248	128,885
Less: Net income attributable to noncontrolling interests	(685)	(927)

Net income attributable to Amphenol Corporation	$126,563	$127,958

Net income per common share-Basic	$0.78	$0.73

Weighted average common shares outstanding-Basic	162,861,863	175,168,297

Net income per common share-Diluted	$0.77	$0.72

Weighted average common shares outstanding-Diluted	165,355,138	177,850,932

Dividends declared per common share	$0.105	$0.015

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Net income	$127,248	$128,885
Total other comprehensive income, net of tax	16,426	23,717
Total comprehensive income	143,674	152,602

Less: Comprehensive income attributable to noncontrolling interests	(701)	(969)

Comprehensive income attributable to Amphenol Corporation	$142,973	$151,633

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net income	$127,248	$128,885
Adjustments for cash from operating activities:
Depreciation and amortization	28,999	27,357
Stock-based compensation expense	7,491	6,320
Excess tax benefits from stock-based compensation payment arrangements	(5,429)	(4,625)
Net change in components of working capital	9,851	(44,065)
Net change in other long-term assets and liabilities	(3,956)	(6,134)

Cash flow provided by operating activities	164,204	107,738

Cash flow from investing activities:
Additions to property, plant and equipment	(31,523)	(23,321)
Proceeds from disposals of fixed assets	1,015	143
Purchases of short-term investments	(34,466)	(20,423)
Sales and maturities of short-term investments	46,065	20,342

Cash flow used in investing activities	(18,909)	(23,259)

Cash flow from financing activities:
Issuance of senior notes	498,730	—
Borrowings under credit facilities	227,900	212,270
Repayments under credit facilities	(708,747)	(62,700)
Payments of fees and expenses related to debt financing	(4,315)	—
Proceeds from exercise of stock options	22,418	11,921
Excess tax benefits from stock-based compensation payment arrangements	5,429	4,625
Payments to shareholders of noncontrolling interests	—	(496)
Purchase and retirement of treasury stock	(81,885)	(188,503)
Dividend payments	(2,448)	(2,633)

Cash flow used in financing activities	(42,918)	(25,516)

Effect of exchange rate changes on cash and cash equivalents	3,520	8,148

Net change in cash and cash equivalents	105,897	67,111
Cash and cash equivalents balance, beginning of period	515,086	525,888

Cash and cash equivalents balance, end of period	$620,983	$592,999

Cash paid for:
Interest	$2,640	$2,517
Income taxes	45,063	30,454

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, the related condensed consolidated statements of income for the three months ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flow for the three months ended March 31, 2012 and 2011 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2011 Annual Report on Form 10-K.

Note 2—New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (“ASU 2011-08”), which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will consider this update when performing its annual impairment assessment as of the second quarter of 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared with U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3 of the fair value hierarchy. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and were effective for the Company beginning January 1, 2012. The adoption of this update did not have a material effect on the Company’s financial statements.

Note 3—Inventories

Inventories consist of:

	March 31, 2012	December 31, 2011
Raw materials and supplies	$212,608	$210,886
Work in process	263,271	255,581
Finished goods	183,229	183,395
	$659,108	$649,862

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

The segment results for the three months ended March 31, 2012 and 2011 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2012	2011	2012	2011	2012	2011
Net sales
-external	$908,035	$877,516	$73,569	$63,069	$981,604	$940,585
-inter-segment	1,016	713	5,633	4,859	6,649	5,572
Segment operating income	190,859	194,112	10,676	7,459	201,535	201,571

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2012 and 2011 is summarized as follows:

	Three months ended March 31,
	2012	2011
Segment operating income	$201,535	$201,571
Interest expense	(13,749)	(10,016)
Interest income	2,540	1,818
Stock-based compensation expense	(7,491)	(6,320)
Other costs, net	(9,118)	(9,280)
Income before income taxes	$173,717	$177,773

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income (earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, the liability related to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the three months ended March 31, 2012 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2011	163	$163	$189,166	$2,102,497	$(120,057)	$—	$13,017	$2,184,786
Net income				126,563			685	127,248
Translation adjustments					16,148		16	16,164
Revaluation of forward contract derivatives					262			262
Purchase of treasury stock						(81,885)		(81,885)
Retirement of treasury stock	(1)	(1)		(81,884)		81,885		—
Stock options exercised, including tax benefit	1	1	27,700					27,701
Dividends declared				(17,049)				(17,049)
Stock-based compensation expense			7,491					7,491
Balance as of March 31, 2012	163	$163	$224,357	$2,130,127	$(103,647)	$—	$13,718	$2,264,718

A reconciliation of consolidated changes in equity for the three months ended March 31, 2011 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2010	176	$176	$144,855	$2,260,581	$(84,757)	$—	$21,860	$2,342,715
Net income				127,958			927	128,885
Translation adjustments					23,453		42	23,495
Defined benefit plan liability adjustment, net of tax					222			222
Payments to shareholders of non-controlling interests							(496)	(496)
Purchase of treasury stock						(188,503)		(188,503)
Stock options exercised, including tax benefit			16,483					16,483
Dividends declared				(2,642)				(2,642)
Stock-based compensation expense			6,320					6,320
Balance as of March 31, 2011	176	$176	$167,658	$2,385,897	$(61,082)	$(188,503)	$22,333	$2,326,479

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares issuable upon the exercise of outstanding stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Net income attributable to Amphenol Corporation	$126,563	$127,958
Basic weighted average common shares outstanding	162,861,863	175,168,297
Effect of dilutive stock options	2,493,275	2,682,635
Diluted weighted average common shares outstanding	165,355,138	177,850,932
Earnings per share attributable to Amphenol Corporation:
Basic	$0.78	$0.73
Diluted	$0.77	$0.72

Excluded from the computations above were anti-dilutive common shares of 4,185,293 and 49,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 7—Commitments and Contingencies

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

Note 8—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of the Company and its subsidiaries.  The Company currently also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  No additional options can be granted under the 2000 Option Plan.  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. As of March 31, 2012, there were 7,788,950 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of March 31, 2012, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 70,000.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

The grant-date fair value of each option grant under the 2000 Option Plan, the 2009 Option Plan and the Directors Option Plan is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility was calculated based on the historical volatility of the stock of the Company and implied volatility derived from related exchange traded options. The average expected life was based on the contractual term of the option and expected exercise and historical post-vesting termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended March 31, 2012, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $7,491 and $5,353, respectively.  For the three months ended March 31, 2011, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $6,320 and $4,582, respectively. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock option activity for the three months ended March 31, 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	14,016,900	$38.00	6.89	$125,067
Options exercised	(853,460)	26.23
Options forfeited	(123,000)	38.53
Options outstanding at March 31, 2012	13,040,440	$38.77	6.79	$273,830
Vested and non-vested options expected to vest at March 31, 2012	12,218,010	$38.37	6.69	$261,463
Exercisable options at March 31, 2012	5,533,864	$32.32	5.29	$151,911

A summary of the status of the Company’s non-vested options as of March 31, 2012 and changes during the three months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at December 31, 2011	7,636,576	$13.41
Options vested	(7,000)	16.98
Options forfeited	(123,000)	12.52
Non-vested options at March 31, 2012	7,506,576	$13.43

During the three months ended March 31, 2012 and 2011, the following activity occurred under the Company’s option plans:

	Three months ended March 31,
	2012	2011
Total intrinsic value of stock options exercised	$24,819	$19,663
Total fair value of stock options vested	119	—

As of March 31, 2012, the total compensation cost related to non-vested options not yet recognized is approximately $66,949 with a weighted average expected amortization period of 3.08 years.

Note 9—Shareholders’ Equity

In January 2011, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20,000,000 shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the three months ended March 31, 2012, the Company repurchased 1,495,910 shares of its common stock for approximately $81,885.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through April 30, 2012, the Company has repurchased an additional 845,000 shares of its common stock for $48,249.  At April 30, 2012, approximately 4,230,700 additional shares of common stock may be repurchased under the Program.

After declaration by the Board of Directors, the Company pays a quarterly dividend on its common stock.  In January 2012, the Board of Directors approved the first quarter 2012 dividend on the Company’s common stock in the amount of $.105 per share.  This represents an increase in the quarterly dividend rate from $.015 to $.105 per share effective with the first quarter 2012 dividend, which was paid in April 2012.  For the three months ended March 31, 2012, the Company paid dividends in the amount of $2,448 and declared dividends in the amount of $17,049.  For the three months ended March 31, 2011, the Company paid dividends in the amount of $2,633 and declared dividends in the amount of $2,642.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (the “U.S. Plans”), which cover its U.S. employees and which represent the majority of the assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of both the U.S. Plans and the International Plans and other postretirement benefits for the three months ended March 31, 2012 and 2011.

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,
	2012	2011	2012	2011
Service cost	$1,945	$1,613	$45	$55
Interest cost	5,527	5,804	169	223
Expected return on plan assets	(6,236)	(6,038)	—	—
Amortization of transition obligation	(27)	(27)	16	15
Amortization of prior service cost	541	578	—	—
Amortization of net actuarial losses	4,553	3,434	242	340
Net pension expense	$6,303	$5,364	$472	$633

For the three months ended March 31, 2012, the Company made cash contributions to the U.S. Plans of $8,800 and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2012 of approximately $26,000, the majority of which is to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the three months ended March 31, 2012 and 2011, the total matching contributions to these U.S. defined contribution plans were approximately $725 and $700, respectively.

Note 11—Goodwill and Other Intangible Assets

As of March 31, 2012, the Company has goodwill totaling $1,754,951, of which $1,681,402 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the three months ended March 31, 2012, goodwill increased by $8,838, primarily as a result of currency translation.

The Company’s intangible assets are subject to amortization except for goodwill. A summary of the Company’s amortizable intangible assets as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$136,100	$42,200	$134,700	$38,800
Proprietary technology	41,800	16,100	41,800	15,300
License agreements	6,000	4,800	6,000	4,600
Trade names and other	9,400	8,200	9,400	9,200
Total	$193,300	$71,300	$191,900	$67,900

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended March 31, 2012 and 2011 was approximately $4,500 and $3,300, respectively.  As of March 31, 2012, amortization expense estimated for each of the next five fiscal years is approximately $17,800 in 2012, $14,600 in 2013, $12,700 in 2014, $12,200 in 2015, and $11,400 in 2016.

Note 12—Debt

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at March 31, 2012 was approximately $651,000 based on recent bid prices.

In January 2012, the Company issued $500,000 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498,730 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at March 31, 2012 was approximately $506,000 based on recent bid prices.

Revolving Credit Facility

In June 2011, the Company amended its $1,000,000 unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At March 31, 2012, borrowings and availability under the Revolving Credit Facility were $216,000 and $784,000, respectively.  As of March 31, 2012, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2012, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Receivables Securitization Facility

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In January 2012, the Company amended the Receivables Securitization Facility to reduce certain fees and amend the expiration date to January 2013.  In accordance with FASB ASU 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2011 and March 31, 2012 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt at December 31, 2011 and short-term debt at March 31, 2012.  At March 31, 2012, borrowings under the Receivables Securitization Facility were $78,000.  Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at March 31, 2012.

Note 13—Fair Value Measurements

The Company follows the framework within the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification, which requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. These requirements establish market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs. The Company does not have any non-financial instruments accounted for at fair value on a recurring basis.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments, which are independently valued using market observable Level 1 inputs and derivative instruments, which represent forward contracts which expire in November 2012 and are valued using market observable Level 2 inputs. The Company’s Level 1 short-term investments consist primarily of certificates of deposit with original maturities of twelve months or less. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at March 31, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$122,249	$122,249	$—	$—
Forward contracts	1,579	—	1,579	—
Total	$123,828	$122,249	$1,579	$—

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$133,848	$133,848	$—	$—
Forward contracts	5,105	—	5,105	—
Total	$138,953	$133,848	$5,105	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 14—Derivative Instruments

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

As of March 31, 2012 and December 31, 2011, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Assets
	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as cash flow hedges:
Forward contracts	Other current assets	$1,579	$5,105
Total derivatives designated as cash flow hedging instruments		$1,579	$5,105

For the three months ended March 31, 2012 and 2011, $(262) and nil was recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts, respectively.  The amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain/loss in the accompanying Condensed Consolidated Statements of Income during the year ended December 31, 2011 was not material.

Note 15—Income Taxes

The provision for income taxes for the first quarter of 2012 and 2011 was at an effective rate of 26.8% and 27.5%, respectively.  The lower income tax rate in 2012 is primarily attributed to a decrease in income in higher tax jurisdictions.

The Company is present in over sixty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2008 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2012, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $22,535, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $3,900.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net sales were $981.6 in the first quarter of 2012 compared to $940.6 in the prior year quarter, an increase of 4% in U.S. dollars and 5% in local currencies over the prior year quarter and from an organic standpoint (excluding the impact of foreign exchange and acquisitions) sales were comparable to the first quarter of 2011.  Sales of interconnect products and assemblies (approximately 93% of sales) increased 3% in U.S. dollars and 4% in local currencies in the first quarter of 2012 compared to the same period in 2011 ($908.0 in 2012 versus $877.5 in 2011) primarily due to the impact of acquisitions.  In addition, strong organic growth in the automotive, commercial aerospace, industrial and telecommunications and data communications markets was offset by declines in the wireless and military markets. Sales of cable products (approximately 7% of sales) increased 17% in U.S. dollars and 18% in local currencies in the first quarter of 2012 compared to the same period in 2011 ($73.6 in 2012 versus $63.1 in 2011). This increase is primarily due to increases in broadband markets globally.

Geographically, sales in the United States in the first quarter of 2012 were comparable to sales for the same period in 2011 ($322.9 in 2012 versus $323.5 in 2011). International sales for the first quarter of 2012 increased approximately 7% in both U.S. dollars and local currencies compared to the same period in 2011 ($658.7 in 2012 versus $617.1 in 2011) with particular strength in Europe due primarily to acquisitions. The comparatively stronger U.S. dollar for the first quarter of 2012 had the effect of decreasing sales by approximately $4.1 compared to foreign currency translation rates for the same periods in 2011.

The gross profit margin as a percentage of net sales was approximately 31.5% for the first quarter of 2012, compared to 32.3% for the first quarter of 2011.  The operating margins in the Interconnect Products and Assemblies segment decreased approximately 110 basis points in the first quarter of 2012 compared to the same period in 2011, primarily as a result of the impacts of increases in material input costs, partially offset by the positive impacts of cost reduction actions.  The operating margins in the Cable Products segment increased by approximately 270 basis points in the first quarter of 2012 compared to the same period in 2011, primarily as a result of strong volumes and favorable product mix.

Selling, general and administrative expenses increased to $124.0, or 12.6% of net sales, for the first quarter of 2012 compared to $118.0, or 12.5% of net sales for the same period in 2011. The increase in expense in the first quarter of 2012 is primarily attributable to increases in selling expense resulting from higher sales volume, increased research and development spending relating to new product development, higher stock-based compensation expense, and an increase in amortization expense due to recent acquisitions. Selling, general and administrative expenses include stock-based compensation expense of $7.5 for the first quarter of 2012 compared to $6.3 for the same period in 2011.

Interest expense for the first quarter of 2012 was $13.7 compared to $10.0 for the same period in 2011.  The increase for the period is primarily attributable to higher average debt levels related to the Company’s stock repurchase program, and the higher interest expense associated with the Company’s January 2012 4.00% Senior Notes offering.

Other income, net, increased to $2.2 for the first quarter of 2012 compared to $1.7 for the same period in 2011, primarily related to interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes for the first quarter of 2012 and 2011 was at an effective rate of 26.8% and 27.5%, respectively.  The lower income tax rate in 2012 is primarily attributed to a decrease in income in higher tax jurisdictions.

The Company is present in over sixty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2008 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2012, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $22.5, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $3.9.

Liquidity and Capital Resources

Cash flow provided by operating activities was $164.2 in the first three months of 2012 compared to $107.7 in the same 2011 period.  The increase in cash flow provided by operating activities for the first three months of 2012 compared to the same 2011 period is primarily due to a decrease in the components of working capital. The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow decreased $9.9 in the first three months of 2012 due primarily to an increase in accounts payable of $21.9, which was partially offset by increases in inventory and other current assets of $6.1 and $2.1, respectively, as well as a decrease in accrued liabilities of $3.2.  The components of working capital increased $44.1 in the first three months of 2011 due primarily to increases in inventory, accounts receivable and other current assets of $46.0, $16.9 and $4.0, respectively, which were partially offset by an increase in accounts payable of $23.8.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2012. Accounts receivable increased $4.2 to $771.4 reflecting higher sales levels and translation resulting from the comparatively stronger U.S. dollar at March 31, 2012 compared to December 31, 2011 (“Translation”). Days sales outstanding was approximately 70 days at March 31, 2012 compared to 71 days at December 31, 2011.  Inventories increased $9.2 to $659.1 to support higher sales levels and were also impacted by Translation.  Inventory days decreased from 89 days at December 31, 2011 to 88 days at March 31, 2012.  Land and depreciable assets, net, increased $9.4 to $389.9 primarily due to capital expenditures of $31.5 and Translation, partially offset by depreciation of $23.6. Goodwill increased $8.8 to $1,755.0 primarily due to Translation. Accounts payable increased $25.0 to $402.9, primarily as a result of an increase in purchasing activity during the period and Translation. Payable days increased from 53 days at December 31, 2011 to 54 days at March 31, 2012.  Total accrued expenses decreased $0.5 to $263.8, primarily due to payment of incentive compensation during the quarter and lower accrued income taxes offset by an increase in dividends payable.  Accrued pension and post-employment benefit obligations increased $0.3 to $207.3, primarily due to pension expense and Translation, offset by contributions of $8.8 to the Company’s U.S. defined benefit pension plan. Other long-term liabilities increased $9.4 to $43.6 primarily due to an increase in deferred tax liabilities and Translation.

For the first three months of 2012, cash flow provided by operating activities of $164.2, proceeds from the 4.00% Senior Notes offering of $498.7, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $27.8 and net proceeds from sales of short-term investments of $11.6 were used to fund net repayments on the Revolving Credit Facility of $480.8, purchases of treasury stock of $81.9, capital expenditures of $31.5, fees and expenses of $4.3 in connection with the issuance of the 4.00% Senior Notes and dividend payments of $2.4, which resulted in an increase in cash and cash equivalents of $105.9. For the first three months of 2011, cash flow provided by operating activities of $107.7, net borrowings of $149.6 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $16.5 were used to fund purchases of treasury stock of $188.5, capital expenditures of $23.3 and dividend payments of $2.6, which resulted in an increase in cash and cash equivalents of $67.1.

In November 2009, the Company issued $600.0 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at March 31, 2012 was approximately $651.0 based on recent bid prices.

In January 2012, the Company issued $500.0 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to this offering in the amount of $498.7 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at March 31, 2012 was approximately $506.0 based on recent bid prices.

In June 2011, the Company amended its $1,000.0 unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At March 31, 2012, borrowings and availability under the Revolving Credit Facility were $216.0 and $784.0, respectively.  As of March 31, 2012, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2012, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In January 2012, the Company amended the Receivables Securitization Facility to reduce certain fees and amend the expiration date to January 2013.  In accordance with FASB ASU 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2011 and March 31, 2012 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt at December 31, 2011 and short-term debt at March 31, 2012.  At March 31, 2012, borrowings under the Receivables Securitization Facility were $78.0.  Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at March 31, 2012.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company pays a quarterly dividend on its common stock.  In January 2012, the Board of Directors approved the first quarter 2012 dividend on its common stock in the amount of $.105 per share.  This represents an increase in the quarterly dividend rate from $.015 to $.105 per share effective with the first quarter 2012 dividend, which was paid in April 2012. For the three months ended March 31, 2012, the Company paid dividends in the amount of $2.4 and declared dividends in the amount of $17.0.  For the three months ended March 31, 2011, the Company paid and declared dividends in the amount of $2.6. The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Receivables Securitization Facility.

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

In January 2011, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the three months ended March 31, 2012, the Company repurchased approximately 1.5 million shares of its common stock for approximately $81.9.  These treasury shares have been or will be retired by the Company and common stock accumulated earnings were reduced accordingly.  Through April 30, 2012, the Company has repurchased an additional 0.8 million shares of its common stock for $48.2.  At April 30, 2012, approximately 4.2 million additional shares of common stock may be repurchased under the Program.

For the three months ended March 31, 2012, the Company made cash contributions to the U.S. Plans of $8.8 and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2012 of approximately $26.0, the majority of which is to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

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

Safe Harbor Statement

Statements in this Form 10-Q, which are other than historical facts, are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. While the Company believes such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. Please refer to Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2011, for some factors that could cause the actual results to differ from estimates. In providing forward-looking statements, the Company is not undertaking any duty or obligation to update these statements publicly as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2011 Annual Report on Form 10-K.  As of March 31, 2012, the Company’s average LIBOR rate was 0.24%.  A 10% change in the LIBOR interest rate at March 31, 2012 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2012, although there can be no assurances that interest rates will not significantly change.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15 d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2011, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the three months ended March 31, 2012, the Company repurchased approximately 1.5 million shares of its common stock for approximately $81.9 million.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through April 30, 2012, the Company has repurchased an additional 0.8 million shares of its common stock for $48.2 million.  At April 30, 2012, approximately 4.2 million additional shares of common stock may be repurchased under the Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	175,000	$54.75	175,000	6,396,611
February 1 to February 29, 2012	1,036,448	54.60	1,036,448	5,360,163
March 1 to March 31, 2012	284,462	55.25	284,462	5,075,701
Total	1,495,910	$54.74	1,495,910	5,075,701

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

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
10.1

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.2

Amendment to Receivables Purchase Agreement dated as of May 26, 2009 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2009 10-Q).*

10.3

Amendment to Receivables Purchase Agreement dated as of May 25, 2010 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2010 10-Q).*

10.4

Amendment to Receivables Purchase Agreement dated February 1, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.4 to the December 31, 2010 10-K).*

10.5

Amendment to Receivables Purchase Agreement dated September 9, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.5 to the September 30, 2011 10-Q).*

10.6

Amendment to Receivables Purchase Agreement dated January 19, 2012 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (files as Exhibit 10.6 to the December 31, 2011 10-K).*

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

10.9	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.10	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.11	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.12	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.13	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.14	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.15	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.16	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.17	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.18	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.19	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.20	2010 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.33 to the December 31, 2009 10-K).*

10.21	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.22	2012 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2011 10-K).*
10.23	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.24

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.25

First Amendment to Credit Agreement, dated as of June 30, 2011, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.38 to the June 30, 2011 10-Q).*

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

10.28	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.29	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.30	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective July 1, 2011 (filed as Exhibit 10.51 to the June 30, 2011 10-Q).*
10.31	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective August 16, 2011 (filed as Exhibit 10.29 to the September 30, 2011 10-Q).*
10.32	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011 (filed as Exhibit 10.32 to the December 31, 2011 10-K).*
10.33	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.34	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Incorporated herein by reference as stated.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon
Authorized Signatory
and Principal Financial Officer

Date:  May 4, 2012