Form 10-Q
period 2012-06-30
AMPHENOL CORP /DE/
filed 2012-08-03
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, the total number of shares outstanding of Class A Common Stock was 160,987,024.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$646,014	$515,086
Short-term investments	134,450	133,848
Total cash, cash equivalents and short-term investments	780,464	648,934
Accounts receivable, less allowance for doubtful accounts of $11,481 and $11,113, respectively	840,090	767,181
Inventories, net	675,342	649,862
Other current assets	130,264	115,260

Total current assets	2,426,160	2,181,237

Land and depreciable assets, less accumulated depreciation of $680,069 and $655,869, respectively	396,180	380,501
Goodwill	1,803,710	1,746,113
Other long-term assets	140,789	137,374

	$4,766,839	$4,445,225

Liabilities & Equity
Current Liabilities:
Accounts payable	$431,954	$377,867
Accrued salaries, wages and employee benefits	81,040	83,810
Accrued income taxes	85,653	87,315
Other accrued expenses	113,725	93,125
Short-term debt	89,284	298

Total current liabilities	801,656	642,415

Long-term debt	1,454,545	1,376,831
Accrued pension and post-employment benefit obligations	204,932	207,049
Other long-term liabilities	42,189	34,144
Equity:
Common stock	161	163
Additional paid-in capital	248,973	189,166
Accumulated earnings	2,135,047	2,102,497
Accumulated other comprehensive loss	(133,607)	(120,057)

Total shareholders’ equity attributable to Amphenol Corporation	2,250,574	2,171,769

Noncontrolling interests	12,943	13,017
Total equity	2,263,517	2,184,786

	$4,766,839	$4,445,225

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,061,107	$1,017,738	$2,042,711	$1,958,323
Cost of sales	726,946	696,516	1,399,279	1,332,977
Gross profit	334,161	321,222	643,432	625,346
Change in contingent acquisition related obligations	—	(17,813)	—	(17,813)
Selling, general and administrative expense	127,985	124,161	251,977	242,200
Operating income	206,176	214,874	391,455	400,959

Interest expense	(15,099)	(11,371)	(28,848)	(21,387)
Other income, net	2,634	2,130	4,821	3,834
Income before income taxes	193,711	205,633	367,428	383,406
Provision for income taxes	(51,818)	(56,739)	(98,287)	(105,627)
Net income	141,893	148,894	269,141	277,779
Less: Net income attributable to noncontrolling interests	(951)	(1,143)	(1,636)	(2,070)

Net income attributable to Amphenol Corporation	$140,942	$147,751	$267,505	$275,709

Net income per common share-Basic	$0.87	$0.86	$1.65	$1.59

Weighted average common shares outstanding-Basic	161,511,550	171,194,474	162,186,707	173,170,408

Net income per common share-Diluted	$0.86	$0.85	$1.63	$1.57

Weighted average common shares outstanding-Diluted	163,871,565	173,592,458	164,613,352	175,707,345

Dividends declared per common share	$0.105	$0.015	$0.210	$0.030

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$141,893	$148,894	$269,141	$277,779
Total other comprehensive income (loss), net of tax	(30,036)	18,701	(13,610)	42,418
Total comprehensive income	111,857	167,595	255,531	320,197

Less: Comprehensive income attributable to noncontrolling interests	(875)	(1,283)	(1,576)	(2,252)

Comprehensive income attributable to Amphenol Corporation	$110,982	$166,312	$253,955	$317,945

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net income	$269,141	$277,779
Adjustments for cash from operating activities:
Depreciation and amortization	58,591	57,208
Stock-based compensation expense	15,101	13,381
Change in contingent acquisition related obligations	—	(17,813)
Excess tax benefits from stock-based compensation payment arrangements	(9,677)	(5,493)
Net change in components of working capital	(40,573)	(115,869)
Net change in other long-term assets and liabilities	(978)	3,154

Cash flow provided by operating activities	291,605	212,347

Cash flow from investing activities:
Additions to property, plant and equipment	(63,422)	(46,457)
Proceeds from disposals of fixed assets	2,304	677
Purchases of short-term investments	(142,330)	(69,330)
Sales and maturities of short-term investments	141,728	82,324
Acquisitions, net of cash acquired	(82,349)	(51,889)

Cash flow used in investing activities	(144,069)	(84,675)

Cash flow from financing activities:
Issuance of senior notes	498,730	—
Borrowings under credit facilities	436,036	489,200
Repayments under credit facilities	(767,900)	(136,821)
Payments of fees and expenses related to debt financing	(4,318)	(2,105)
Proceeds from exercise of stock options	35,708	21,451
Excess tax benefits from stock-based compensation payment arrangements	9,677	5,493
Payment of contingent acquisition related obligations	—	(40,000)
Payments to shareholders of noncontrolling interests	(1,650)	(27,122)
Purchase and retirement of treasury stock	(201,020)	(360,998)
Dividend payments	(19,500)	(5,241)

Cash flow used in financing activities	(14,237)	(56,143)

Effect of exchange rate changes on cash and cash equivalents	(2,371)	13,791

Net change in cash and cash equivalents	130,928	85,320
Cash and cash equivalents balance, beginning of period	515,086	525,888

Cash and cash equivalents balance, end of period	$646,014	$611,208

Cash paid for:
Interest	$18,950	$20,527
Income taxes	89,481	83,496

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, the related condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flow for the six months ended June 30, 2012 and 2011 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”).

Note 2—New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (“ASU 2011-08”), which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company considered this update when performing its annual impairment assessment as of the second quarter of 2012.

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

Note 3—Inventories

Inventories, net consist of:

	June 30, 2012	December 31, 2011
Raw materials and supplies	$224,667	$210,886
Work in process	262,002	255,581
Finished goods	188,673	183,395
	$675,342	$649,862

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

The segment results for the three months ended June 30, 2012 and 2011 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2012	2011	2012	2011	2012	2011
Net sales
-external	$985,490	$943,752	$75,617	$73,986	$1,061,107	$1,017,738
-inter-segment	979	1,612	4,808	5,901	5,787	7,513
Segment operating income	212,586	203,380	10,458	9,500	223,044	212,880

The segment results for the six months ended June 30, 2012 and 2011 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2012	2011	2012	2011	2012	2011
Net sales
-external	$1,893,525	$1,821,268	$149,186	$137,055	$2,042,711	$1,958,323
-inter-segment	1,995	2,325	10,441	10,760	12,436	13,085
Segment operating income	403,445	397,492	21,134	16,959	424,579	414,451

A reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2012 and 2011 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Segment operating income	$223,044	$212,880	$424,579	$414,451
Interest expense	(15,099)	(11,371)	(28,848)	(21,387)
Interest income	2,990	2,311	5,530	4,129
Stock-based compensation expense	(7,610)	(7,061)	(15,101)	(13,381)
Change in contingent acquisition related obligations	—	17,813	—	17,813
Other costs, net	(9,614)	(8,939)	(18,732)	(18,219)
Income before income taxes	$193,711	$205,633	$367,428	$383,406

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income (earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, the liability related to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the six months ended June 30, 2012 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2011	163	$163	$189,166	$2,102,497	$(120,057)	$—	$13,017	$2,184,786
Net income				267,505			1,636	269,141
Translation adjustments					(14,006)		(60)	(14,066)
Payments to shareholders of noncontrolling interest							(1,650)	(1,650)
Revaluation of forward contract derivatives					456			456
Purchase of treasury stock						(201,020)		(201,020)
Retirement of treasury stock	(3)	(3)		(201,017)		201,020		—
Stock options exercised, including tax benefit	1	1	44,706					44,707
Dividends declared				(33,938)				(33,938)
Stock-based compensation expense			15,101					15,101
Balance as of June 30, 2012	161	$161	$248,973	$2,135,047	$(133,607)	$—	$12,943	$2,263,517

A reconciliation of consolidated changes in equity for the six months ended June 30, 2011 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2010	176	$176	$144,855	$2,260,581	$(84,757)	$—	$21,860	$2,342,715
Net income				275,709			2,070	277,779
Translation adjustments					42,014		182	42,196
Defined benefit plan liability adjustment, net of tax					222			222
Payments to shareholders of noncontrolling interests							(2,268)	(2,268)
Purchase of noncontrolling interest			(15,962)				(8,892)	(24,854)
Purchase of treasury stock						(360,998)		(360,998)
Retirement of treasury stock	(6)	(6)		(360,992)		360,998		—
Stock options exercised, including tax benefit			26,387					26,387
Dividends declared				(5,156)				(5,156)
Stock-based compensation expense			13,381					13,381
Balance as of June 30, 2011	170	$170	$168,661	$2,170,142	$(42,521)	$—	$12,952	$2,309,404

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares issuable upon the exercise of outstanding stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2012 and 2011 is as follows (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to Amphenol Corporation shareholders	$140,942	$147,751	$267,505	$275,709
Basic weighted average common shares outstanding	161,511,550	171,194,474	162,186,707	173,170,408
Effect of dilutive stock options	2,360,015	2,397,984	2,426,645	2,536,937
Diluted weighted average common shares outstanding	163,871,565	173,592,458	164,613,352	175,707,345
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.87	$0.86	$1.65	$1.59
Diluted	$0.86	$0.85	$1.63	$1.57

Excluded from the computations above were anti-dilutive stock options of 3,261,860 and 2,969,325 for the three months ended June 30, 2012 and 2011, respectively, and 3,893,623 and 2,434,686 for the six months ended June 30, 2012 and 2011, respectively.

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

Note 8—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of the Company and its subsidiaries.  The Company currently also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  No additional options can be granted under the 2000 Option Plan.  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. As of June 30, 2012, there were 4,888,490 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of June 30, 2012, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 70,000.  Options granted under the Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.

In May 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “Restricted Stock Plan”). The Restricted Stock Plan is administered by the Company’s Board of Directors.  As of June 30, 2012, the maximum number of restricted shares available for grants under the Restricted Stock Plan was 108,571.  Restricted shares granted under the Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

The grant-date fair value of each option grant under the 2000 Option Plan, the 2009 Option Plan and the Directors Option Plan is estimated using the Black-Scholes option pricing model. The grant-date fair value of each restricted share grant is determined based on the closing share price of the Company’s stock on the date of the grant. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model for option grants requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility is calculated based on the historical volatility of the stock of the Company and implied volatility derived from related exchange traded options. The average expected life was based on the contractual term of the option and expected exercise and historical post-vesting termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended June 30, 2012, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $7,610 and $5,498, respectively, and these reductions were $15,101 and $10,851, respectively, for the six months ended June 30, 2012.  For the three months ended June 30, 2011, the Company’s income before income taxes and net income were reduced for stock-

based compensation expense by $7,061 and $5,116, respectively, and these reductions were $13,381 and $9,611, respectively, for the six months ended June 30, 2011. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock Options

Stock option activity for the three and six months ended June 30, 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	14,016,900	$38.00	6.89	$125,067
Options exercised	(853,460)	26.23
Options forfeited	(123,000)	38.53
Options outstanding at March 31, 2012	13,040,440	$38.77	6.79	$273,830
Options granted	2,954,000	53.26
Options exercised	(511,270)	25.99
Options forfeited	(58,540)	43.47
Options outstanding at June 30, 2012	15,424,630	$41.95	7.26	200,023
Vested and non-vested options expected to vest at June 30, 2012	14,211,300	$41.44	7.14	$191,524
Exercisable options at June 30, 2012	7,376,767	$35.64	5.77	$142,205

A summary of the status of the Company’s non-vested options as of June 30, 2012 and changes during the three and six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at December 31, 2011	7,636,576	$13.41
Options vested	(7,000)	16.98
Options forfeited	(123,000)	12.52
Non-vested options at March 31, 2012	7,506,576	13.43
Options granted	2,954,000	12.94
Options vested	(2,354,173)	13.07
Options forfeited	(58,540)	13.51
Non-vested options at June 30, 2012	8,047,863	$13.35

During the three and six months ended June 30, 2012 and 2011, the following activity occurred under the Company’s option plans:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total intrinsic value of stock options exercised	$16,118	$6,739	$40,937	$26,402
Total fair value of stock options vested	30,763	28,446	30,882	28,446

As of June 30, 2012, the total compensation cost related to non-vested options not yet recognized is approximately $91,905 with a weighted average expected amortization period of 3.59 years.

Restricted Shares

As of June 30, 2012, the Company issued 16,429 restricted shares with a weighted-average fair value at grant date of $53.26 per share.  As of June 30, 2012, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $786 with a weighted average expected amortization period of 0.90 years.

Note 9—Shareholders’ Equity

In January 2011, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20,000,000 shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the six months ended June 30, 2012, the Company repurchased 3,602,307 shares of its common stock for approximately $201,020.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through July 31, 2012, the Company has repurchased an additional 488,682 shares of its common stock for $28,276.  At July 31, 2012, approximately 2,480,622 additional shares of common stock may be repurchased under the Program.

After declaration by the Board of Directors, the Company pays a quarterly dividend on its common stock.  In January 2012, the Board of Directors approved the first quarter 2012 dividend on the Company’s common stock in the amount of $0.105 per share.  This represented an increase in the quarterly dividend rate from $0.015 to $0.105 per share effective with the first quarter 2012 dividend, which was paid in April 2012.  For the three and six months ended June 30, 2012, the Company paid dividends in the amount of $17,048 and $19,500, respectively, and declared dividends in the amount of $16,889 and $33,938, respectively.  For the three and six months ended June 30, 2011, the Company paid dividends in the amount of $2,608 and $5,241, respectively, and declared dividends in the amount of $2,515 and $5,156, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (the “U.S. Plans”), which cover its U.S. employees and which represent the majority of the assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and six months ended June 30, 2012 and 2011.

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
	2012	2011	2012	2011
Service cost	$1,939	$1,354	$45	$45
Interest cost	5,426	4,587	169	201
Expected return on plan assets	(6,083)	(4,415)	—	—
Amortization of transition obligation	(27)	(29)	16	16
Amortization of prior service cost	534	412	—	—
Amortization of net actuarial losses	4,555	2,456	242	311
Net pension expense	$6,344	$4,365	$472	$573

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,
	2012	2011	2012	2011
Service cost	$3,884	$2,967	$90	$100
Interest cost	10,953	10,391	339	424
Expected return on plan assets	(12,319)	(10,453)	—	—
Amortization of transition obligation	(54)	(56)	31	31
Amortization of prior service cost	1,075	990	—	—
Amortization of net actuarial losses	9,108	5,890	483	651
Net pension expense	$12,647	$9,729	$943	$1,206

For the three and six months ended June 30, 2012, the Company made cash contributions to the U.S. Plans of $4,100 and $12,900, respectively, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2012 of approximately $26,000, the majority of which is to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the six months ended June 30, 2012 and 2011, the total matching contributions to these U.S. defined contribution plans were approximately $1,400 and $1,300, respectively.

Note 11—Goodwill and Other Intangible Assets

As of June 30, 2012, the Company has goodwill totaling $1,803,710, of which $1,730,161 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the six months ended June 30, 2012, goodwill increased by $57,597, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the second quarter.

The Company’s intangible assets are subject to amortization except for goodwill. A summary of the Company’s amortizable intangible assets as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$141,200	$45,800	$134,700	$38,800
Proprietary technology	41,800	16,900	41,800	15,300
License agreements	6,000	5,000	6,000	4,600
Trade names and other	9,400	8,200	9,400	9,200
Total	$198,400	$75,900	$191,900	$67,900

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended June 30, 2012 and 2011 was approximately $4,700 and $3,800, respectively.  The amortization expense for the six months ended June 30, 2012 and 2011 was approximately $9,200 and $7,400, respectively.  As of June 30, 2012, amortization expense estimated for each of the next five fiscal years is approximately $18,300 in 2012, $15,400 in 2013, $13,500 in 2014, $13,000 in 2015, and $12,200 in 2016.

Note 12—Debt

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at June 30, 2012 was approximately $647,000 based on recent bid prices.

In January 2012, the Company issued $500,000 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498,730 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at June 30, 2012 was approximately $512,000 based on recent bid prices.

Revolving Credit Facility

In June 2011, the Company amended its $1,000,000 unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At June 30, 2012, borrowings and availability under the Revolving Credit Facility were $348,000 and $652,000, respectively.  As of June 30, 2012, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2012, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Receivables Securitization Facility

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In January 2012, the Company amended the Receivables Securitization Facility to reduce certain fees and amend the expiration date to January 2013.  In accordance with FASB ASU 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2011 and June 30, 2012 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt at December 31, 2011 and short-term debt at June 30, 2012.  At June 30, 2012, borrowings under the Receivables Securitization Facility were $89,000.  Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at June 30, 2012.

Note 13—Contingent Consideration

In connection with an acquisition made during 2010, the Company made a contingent consideration payment to the sellers in April 2011 of $40,000 based on certain 2010 profitability levels of the acquired company. The Company would have been required to make a contingent consideration payment to the sellers in 2012, if certain 2011 profitability levels of the acquired company were achieved, up to a maximum aggregate undiscounted amount of $19,000.

The Company determined the fair value of the liability for this contingent consideration payment based on a probability-weighted approach, which through the first quarter of 2011 would have resulted in the maximum contingent consideration being paid. During the second quarter of 2011, the acquired company’s performance expectations were reduced as a result of a softening in demand in the defense market and the related deferral of certain defense related programs to periods beyond 2011 and therefore outside the contractual earn-out period.  Therefore, it was determined that the payment related to 2011 profitability levels was no longer probable and the Company adjusted the remaining contingent consideration liability of $17,813 as a gain in operating income. Based on the actual 2011 results of the acquired company, it was confirmed that the 2012 contingent consideration payment was in fact not payable.  As a result, the Company recorded approximately $17,800 ($11,200 after taxes), for the reversal of the contingent consideration in the second quarter of 2011.

Note 14—Fair Value Measurements

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments, which are independently valued using market observable Level 1 inputs and derivative instruments, which primarily represent forward contracts which expire in November 2012 and are valued using market observable Level 2 inputs. The Company’s Level 1 short-term investments consist primarily of certificates of deposit with original maturities of twelve months or less. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at June 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$134,450	$134,450	$—	$—
Forward contracts	9,662	—	9,662	—
Total	$144,112	$134,450	$9,662	$—

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$133,848	$133,848	$—	$—
Forward contracts	5,105	—	5,105	—
Total	$138,953	$133,848	$5,105	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 15—Derivative Instruments

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

As of June 30, 2012 and December 31, 2011, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Assets
	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as cash flow hedges:
Forward contracts	Other current assets	$9,662	$5,105
Total derivatives designated as cash flow hedging instruments		$9,662	$5,105

For the six months ended June 30, 2012 and 2011, $(456) and nil were recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts, respectively.  The amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain/loss in the accompanying Condensed Consolidated Statements of Income during the six month periods ended June 30, 2012 and 2011 was not material.

Note 16—Income Taxes

The provision for income taxes for the second quarter and the first six months of 2012 were both at an effective rate of 26.8%.  The provision for income taxes for the second quarter and the first six months of 2011 was at an effective rate of 27.6% and 27.5%, respectively.  The effective tax rate in the second quarter of 2011 included a one-time tax cost of approximately $6,600 related to a gain of $17,813 for the adjustment of a contingent acquisition related purchase price obligation (Note 13).  Excluding the effect of this one-time cost, the effective tax rate in the second quarter and the first six months of 2011 was 26.7% and 27.1%, respectively.

The Company is present in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2008 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2012, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $23,037, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $7,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

Net sales were $1,061.1 in the second quarter of 2012 compared to $1,017.7 in the prior year quarter, an increase of 4% in U.S. dollars, 6% in local currencies and 2% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Net sales for the first six months of 2012 were $2,042.7 compared to $1,958.3 for the same period in 2011, an increase of 4% in U.S. dollars, 5% in local currencies and 1% organically over the prior year period.  Sales of interconnect products and assemblies (approximately 93% of sales) increased 4% in U.S. dollars and 6% in local currencies in the second quarter of 2012 compared to the same period in 2011 ($985.5 in 2012 versus $943.8 in 2011) and 4% in U.S. dollars and 5% in local currencies in the first six months of 2012 compared to the same period in 2011 ($1,893.5 in 2012 versus $1,821.3 in 2011), primarily due to the impact of acquisitions. Strong organic growth in the industrial, commercial aerospace, and telecommunications and data communications markets were partially offset by declines in the military and wireless markets. Sales of cable products (approximately 7% of sales) increased 2% in U.S. dollars and 7% in local currencies in the second quarter of 2012 compared to the same period in 2011 ($75.6 in 2012 versus $74.0 in 2011) and 9% in U.S. dollars and 12% in local currencies in the first six months of 2012 compared to the same period in 2011 ($149.2 in 2012 versus $137.1 in 2011).  These increases are primarily due to increased demand in broadband markets globally.

Geographically, sales in the United States in the second quarter and first six months of 2012 increased approximately 4% and 2%, respectively, compared to the same periods in 2011 ($346.2 and $669.1, respectively, in 2012 versus $334.1 and $657.5, respectively, in 2011). International sales for the second quarter and first six months of 2012 increased approximately 5% and 6% in U.S. dollars, respectively, and 7% in local currencies for both the second quarter and the first six months of 2012 compared to the same periods in 2011 ($714.9 and $1,373.6 , respectively, in 2012 versus $683.7 and $1,300.8, respectively, in 2011). The comparatively stronger U.S. dollar for the second quarter and first six months of 2012 had the effect of decreasing sales by approximately $18.7 and $22.8, respectively, compared to foreign currency translation rates for the same periods in 2011.

The gross profit margin percentage was approximately 31.5% for both the second quarter and the first six months of 2012, compared to 31.6% for the second quarter and 31.9% for the first six months of 2011.  The operating margin for the Interconnect Products and Assemblies segment in the second quarter was equal to the operating margin for the comparable period in 2011 and decreased approximately 50 basis points for the first six months of 2012, respectively, compared to the same period in 2011.  The slight decrease compared to the first six months of 2011 is primarily a result of the impact of increases in input costs, partially offset by the positive impacts of cost reduction actions.  The operating margins for the Cable Products segment increased by approximately 100 basis points for the second quarter and 180 basis points for the first six months of 2012, compared to the same periods in 2011, primarily as a result of strong volumes and favorable product mix and to a lesser extent lower material costs.

During the second quarter of 2011, the Company reassessed, based on 2011 performance expectations, a contingent acquisition related obligation which would have been payable in 2012 related to a 2010 acquisition (Note 13).  Performance expectations were reduced as a result of a softening in demand in the defense market and the related deferral of certain defense related programs to periods beyond 2011 and therefore outside the contractual earn-out period.  Therefore, it was determined that the payment related to 2011 profitability levels was no longer probable and the Company adjusted the remaining contingent consideration liability of $17.8 as a gain in operating income in accordance with applicable accounting rules. Based on the actual 2011 results of the acquired company, it was confirmed that the 2012 contingent consideration payment was in fact not payable. This adjustment had an impact of 1.7% of sales, $11.2 on net income and $0.06 on EPS for the second quarter of 2011.

Selling, general and administrative expenses increased to $128.0 and $252.0, or 12.1% and 12.3% of net sales, for the second quarter and first six months of 2012, respectively, compared to $124.2 and $242.2, or 12.2% and 12.4% of net sales for the same periods in 2011. The increase in expense in the second quarter and first six months of 2012 is primarily attributable to increases in selling expense resulting from higher sales volume, increased research and development spending relating to new product development, higher stock-based compensation expense, and an increase in amortization expense due to recent acquisitions. Selling, general and administrative expenses include stock-based compensation expense of $7.6 and $15.1 for the second quarter and first six months of 2012, respectively, compared to $7.1 and $13.4 for the same periods in 2011.

Interest expense for the second quarter and first six months of 2012 was $15.1 and $28.8, respectively, compared to $11.4 and $21.4 for the same periods in 2011.  The increases are primarily attributable to higher average debt levels related to the Company’s stock repurchase program (Note 9) and the higher interest expense associated with the Company’s January 2012 4.00% Senior Notes offering.

Other income, net, increased to $2.6 and $4.8 for the second quarter and first six months of 2012, respectively, compared to $2.1 and $3.8 for the same periods in 2011, primarily related to interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes for the second quarter and the first six months of 2012 were both at an effective rate of 26.8%.  The provision for income taxes for the second quarter and the first six months of 2011 was at an effective rate of 27.6% and 27.5%, respectively.  The effective tax rate in the second quarter of 2011 included a one-time tax cost of approximately $6.6 related to a gain of $17.8 for the adjustment of a contingent acquisition related purchase price obligation. Excluding the effect of this one-time cost, the effective tax rate in the second quarter and the first six months of 2011 was 26.7% and 27.1%, respectively.

The Company is present in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2008 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2012, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $23.0, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $7.0.

Liquidity and Capital Resources

Cash flow provided by operating activities was $291.6 in the first six months of 2012 compared to $212.3 in the same 2011 period.  The increase in cash flow provided by operating activities for the first six months of 2012 compared to the same 2011 period is primarily due to a lower increase in the components of working capital.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $40.6 in the first six months of 2012 due primarily to an increase in accounts receivable, inventory and other current assets of $74.3, $16.5 and $15.3, respectively, which were partially offset by increases in accounts payable and accrued liabilities of $48.0 and $17.5, respectively.  The components of working capital increased $115.9 in the first six months of 2011 due primarily to increases in inventory, accounts receivable and other current assets of $72.9, $48.5 and $4.8, respectively, and a decrease in accrued liabilities of $13.8, which were partially offset by an increase in accounts payable of $24.2.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at June 30, 2012. Accounts receivable increased $72.9 to $840.1 primarily reflecting higher sales levels and to a lesser extent the impact of acquisitions partially offset by the impact of translation resulting from the comparatively stronger U.S. dollar at June 30, 2012 compared to December 31, 2011 (“Translation”).  Days sales outstanding was approximately 71 days at both June 30, 2012 and December 31, 2011.  Inventories increased $25.5 to $675.3 to support higher sales levels and as a result of the impact of acquisitions made during the period of $13.5, partially offset by Translation.  Inventory days decreased from 89 days at December 31, 2011 to 83 days at June 30, 2012.  Other current assets increased $15.0 to $130.3 primarily due to an increase in the fair value of a foreign exchange forward contract as well as increases in other receivables and prepaid expenses.  Land and depreciable assets, net, increased $15.7 to $396.2 primarily due to capital expenditures of $63.4 and the impact of acquisitions, partially offset by depreciation of $47.7, and to a lesser extent the impact of Translation.  Goodwill increased $57.6 to $1,803.7 primarily as a result of two acquisitions made in the Interconnect Products and Assemblies segment during the period. Accounts payable increased $54.1 to $432.0, primarily as a result of an increase in purchasing activity during the period and the impact of acquisitions. Payable days were 53 at both June 30, 2012 and December 31, 2011.  Total accrued expenses increased $16.1 to $280.4, primarily due to interest accrued related to the 4.00% Senior Notes issued in January 2012 for which interest is payable semi-annually on February 1 and August 1 of each year beginning August 2012 and also due to the accrual of dividends declared in June 2012 to be paid in July 2012, which are at a rate of $0.105 per share compared to dividends declared in December 2011 and paid in January 2012, which were accrued at a rate of $0.015. Other long-term liabilities increased $8.0 to $42.2 primarily due to an increase in deferred tax liabilities.

For the first six months of 2012, cash flow provided by operating activities of $291.6, proceeds from the 4.00% Senior Notes offering of $498.7 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $45.4 were used to fund net repayments on credit facilities of $331.9, purchases of treasury stock of $201.0, acquisitions (net of cash acquired) of $82.3, capital expenditures (net of disposals) of $61.1, dividend payments of $19.5, fees and expenses in connection with the issuance of the 4.00% Senior Notes of $4.3 and payments to shareholders of noncontrolling interests of $1.7, which resulted in an increase in cash and cash equivalents of $130.9.  For the first six months of 2011, cash flow provided by operating activities of $212.3, net borrowings on credit facilities of $352.4, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $26.9 and net proceeds from sales of short-term investments of $13.0 were used to fund purchases of treasury stock of $361.0, acquisitions (net of cash acquired) of $51.9, contingent acquisition-related obligation payments of $40.0, capital expenditures (net of disposals) of $45.8, payments to shareholders of noncontrolling interests of $27.1 and dividend payments of $5.2, which resulted in an increase in cash and cash equivalents of $85.3.

In November 2009, the Company issued $600.0 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at June 30, 2012 was approximately $647.0 based on recent bid prices.

In January 2012, the Company issued $500.0 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498.7 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at June 30, 2012 was approximately $512.0 based on recent bid prices.

In June 2011, the Company amended its $1,000.0 unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At June 30, 2012, borrowings and availability under the Revolving Credit Facility were $348.0 and $652.0, respectively.  As of June 30, 2012, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2012, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In January 2012, the Company amended the Receivables Securitization Facility to reduce certain fees and amend the expiration date to January 2013.  In accordance with FASB ASU 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”), transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2011 and June 30, 2012 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt at December 31, 2011 and short-term debt at June 30, 2012.  At June 30, 2012, borrowings under the Receivables Securitization Facility were $89.0.  Additionally, in accordance with ASU 2009-16, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at June 30, 2012.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company pays a quarterly dividend on its common stock.  In January 2012, the Board of Directors approved the first quarter 2012 dividend on the Company’s common stock in the amount of $0.105 per share.  This represented an increase in the quarterly dividend rate from $0.015 to $0.105 per share effective with the first quarter 2012 dividend, which was paid in April 2012.  For the three and six months ended June 30, 2012, the Company paid dividends in the amount of $17.0 and $19.5, respectively, and declared dividends in the amount of $16.9 and $33.9, respectively.  For the three and six months ended June 30, 2011, the Company paid dividends in the amount of $2.6 and $5.2, respectively, and declared dividends in the amount of $2.5 and $5.2, respectively.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Receivables Securitization Facility.

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

In January 2011, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the six months ended June 30, 2012, the Company repurchased approximately 3.6 million shares of its common stock for approximately $201.0.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through July 31, 2012, the Company has repurchased approximately an additional 0.5 million shares of its common stock for $28.3.  At July 31, 2012, approximately2.5 million additional shares of common stock may be repurchased under the Program.

For the three and six months ended June 30, 2012, the Company made cash contributions to the U.S. Plans of $4.1 and $12.9, respectively, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2012 of approximately $26.0, the majority of which is to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2011 Annual Report.  As of June 30, 2012, the Company’s average LIBOR rate was 0.24%.  A 10% change in the LIBOR interest rate at June 30, 2012 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2012, although there can be no assurances that interest rates will not significantly change.

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

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s 2011 Annual Report.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2011, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the six months ended June 30, 2012, the Company repurchased approximately 3.6 million shares of its common stock for approximately $201.0.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through July 31, 2012, the Company has repurchased an additional approximately 0.5 million shares of its common stock for $28.3.  At July 31, 2012, approximately 2.5 million additional shares of common stock may be repurchased under the Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	175,000	$54.75	175,000	6,396,611
February 1 to February 29, 2012	1,036,448	54.60	1,036,448	5,360,163
March 1 to March 31, 2012	284,462	55.25	284,462	5,075,701
April 1 to April 30, 2012	845,000	57.10	845,000	4,230,701
May 1 to May 31, 2012	1,155,000	56.61	1,155,000	3,075,701
June 1 to June 30, 2012	106,397	51.69	106,397	2,969,304
Total	3,602,307	$55.80	3,602,307	2,969,304

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not Applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

3.1	Amphenol Corporation, Amended and Restated By-Laws, dated May 24, 2012.**
3.2	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 24, 2012.**
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated November 5, 2009, establishing the 4.75% Senior Notes due 2014 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 5, 2009).*
4.3	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
10.1

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.2

Amendment to Receivables Purchase Agreement dated as of May 26, 2009 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2009 10-Q).*

10.3

Amendment to Receivables Purchase Agreement dated as of May 25, 2010 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2010 10-Q).*

10.4

Amendment to Receivables Purchase Agreement dated February 1, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.4 to the December 31, 2010 10-K).*

10.5

Amendment to Receivables Purchase Agreement dated September 9, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.5 to the September 30, 2011 10-Q).*

10.6

Amendment to Receivables Purchase Agreement dated January 19, 2012 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.6 to the December 31, 2011 10-K).*

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

10.9	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.10	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.11	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.12	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.13	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.14	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.15	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012.**
10.16	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012.**
10.17	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.18	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated May 23, 2012.**
10.19	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the

December 31, 2008 10-K).*
10.20	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.21	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.22	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.23	2010 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.33 to the December 31, 2009 10-K).*
10.24	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.25	2012 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2011 10-K).*
10.26	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.27

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.28

First Amendment to Credit Agreement, dated as of June 30, 2011, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.38 to the June 30, 2011 10-Q).*

10.29	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.30

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.31	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.32	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.33	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective July 1, 2011 (filed as Exhibit 10.51 to the June 30, 2011 10-Q).*
10.34	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective August 16, 2011 (filed as Exhibit 10.29 to the September 30, 2011 10-Q).*
10.35	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011 (filed as Exhibit 10.32 to the December 31, 2011 10-K).*
10.36	First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012.**
10.37	Second Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated April 10, 2012.**
10.38	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.39	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Incorporated herein by reference as stated.
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon
Authorized Signatory
and Principal Financial Officer

Date:  August 3, 2012