Form 10-Q
period 2012-09-30
AMPHENOL CORP /DE/
filed 2012-11-02
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the total number of shares outstanding of Class A Common Stock was 160,342,286.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$725,546	$515,086
Short-term investments	167,345	133,848
Total cash, cash equivalents and short-term investments	892,891	648,934
Accounts receivable, less allowance for doubtful accounts of $11,085 and $11,113, respectively	903,344	767,181
Inventories, net	712,189	649,862
Other current assets	132,557	115,260

Total current assets	2,640,981	2,181,237

Land and depreciable assets, less accumulated depreciation of $701,032 and $655,869, respectively	407,587	380,501
Goodwill	1,876,539	1,746,113
Other long-term assets	145,858	137,374

	$5,070,965	$4,445,225

Liabilities & Equity
Current Liabilities:
Accounts payable	$478,100	$377,867
Accrued salaries, wages and employee benefits	86,014	83,810
Accrued income taxes	78,956	87,315
Other accrued expenses	127,425	93,125
Short-term debt	94,093	298

Total current liabilities	864,588	642,415

Long-term debt	1,511,297	1,376,831
Accrued pension and post-employment benefit obligations	205,922	207,049
Other long-term liabilities	50,940	34,144
Equity:
Common stock	162	163
Additional paid-in capital	302,547	189,166
Accumulated earnings	2,237,109	2,102,497
Accumulated other comprehensive loss	(112,977)	(120,057)

Total shareholders’ equity attributable to Amphenol Corporation	2,426,841	2,171,769

Noncontrolling interests	11,377	13,017
Total equity	2,438,218	2,184,786

	$5,070,965	$4,445,225

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$1,103,376	$1,032,754	$3,146,087	$2,991,077
Cost of sales	759,047	709,277	2,158,326	2,042,254
Gross profit	344,329	323,477	987,761	948,823
Casualty loss related to flood	—	12,831	—	12,831
Change in contingent acquisition related obligations	—	—	—	(17,813)
Selling, general and administrative expense	128,659	124,587	380,636	366,787
Operating income	215,670	186,059	607,125	587,018

Interest expense	(15,166)	(10,498)	(44,014)	(31,885)
Other income, net	2,636	2,255	7,457	6,089
Income before income taxes	203,140	177,816	570,568	561,222
Provision for income taxes	(54,340)	(41,758)	(152,627)	(147,385)
Net income	148,800	136,058	417,941	413,837
Less: Net income attributable to noncontrolling interests	(1,350)	(1,435)	(2,986)	(3,505)

Net income attributable to Amphenol Corporation	$147,450	$134,623	$414,955	$410,332

Net income per common share-Basic	$0.91	$0.80	$2.56	$2.39

Weighted average common shares outstanding-Basic	161,349,493	167,951,866	161,905,598	171,411,779

Net income per common share-Diluted	$0.90	$0.79	$2.53	$2.36

Weighted average common shares outstanding-Diluted	163,780,171	169,835,067	164,333,598	173,728,409

Dividends declared per common share	$0.105	$0.015	$0.315	$0.045

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$148,800	$136,058	$417,941	$413,837
Total other comprehensive income (loss), net of tax	20,777	(49,279)	7,167	(6,861)
Total comprehensive income	169,577	86,779	425,108	406,976

Less: Comprehensive income attributable to noncontrolling interests	(1,497)	(1,590)	(3,073)	(3,842)

Comprehensive income attributable to Amphenol Corporation	$168,080	$85,189	$422,035	$403,134

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities:
Net income	$417,941	$413,837
Adjustments for cash from operating activities:
Depreciation and amortization	89,339	88,197
Stock-based compensation expense	23,167	21,011
Non-cash casualty loss related to flood	—	12,400
Change in contingent acquisition related obligations	—	(17,813)
Excess tax benefits from stock-based compensation payment arrangements	(17,805)	(5,624)
Net change in components of working capital	(44,789)	(125,644)
Net change in other long-term assets and liabilities	(250)	10,225

Cash flow provided by operating activities	467,603	396,589

Cash flow from investing activities:
Additions to property, plant and equipment	(96,489)	(72,048)
Proceeds from disposals of fixed assets	4,174	7,134
Purchases of short-term investments	(220,330)	(93,833)
Sales and maturities of short-term investments	186,833	101,444
Acquisitions, net of cash acquired	(179,597)	(52,993)

Cash flow used in investing activities	(305,409)	(110,296)

Cash flow from financing activities:
Issuance of senior notes	498,730	—
Borrowings under credit facilities	606,600	675,100
Repayments under credit facilities	(876,960)	(215,598)
Payments of fees and expenses related to debt financing	(4,318)	(2,125)
Proceeds from exercise of stock options	73,450	24,255
Excess tax benefits from stock-based compensation payment arrangements	17,805	5,624
Payment of contingent acquisition related obligations	—	(40,000)
Payments to shareholders of noncontrolling interests	(4,713)	(28,689)
Purchase and retirement of treasury stock	(229,442)	(534,000)
Dividend payments	(36,385)	(7,788)

Cash flow provided by (used in) financing activities	44,767	(123,221)

Effect of exchange rate changes on cash and cash equivalents	3,499	1,219

Net change in cash and cash equivalents	210,460	164,291
Cash and cash equivalents balance, beginning of period	515,086	525,888

Cash and cash equivalents balance, end of period	$725,546	$690,179

Cash paid for:
Interest	$31,791	$23,035
Income taxes	134,479	112,845

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, the related condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flow for the nine months ended September 30, 2012 and 2011 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”).

Note 2—New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other: Testing for Goodwill Impairment (“ASU 2011-08”), which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this update when performing its 2012 annual impairment assessment. The adoption of this update did not have a material effect on the Company’s financial statements.

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

Note 3—Inventories

Inventories, net consist of:

	September 30, 2012	December 31, 2011
Raw materials and supplies	$239,113	$210,886
Work in process	272,010	255,581
Finished goods	201,066	183,395
	$712,189	$649,862

Note 4—Reportable Business Segments

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products. The Interconnect Products and Assemblies segment produces connectors and connector assemblies primarily for the communications, defense, commercial aerospace, industrial and automotive markets. The Cable Products segment produces coaxial and flat ribbon cable and related products primarily for the communications markets, including cable television. The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates the performance of its business segments on, among other things, profit or loss from operations before interest, income taxes and stock-based compensation expense as well as other costs such as headquarters expense allocations, amortization related to certain intangible assets and nonrecurring gains and losses.

The segment results for the three months ended September 30, 2012 and 2011 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2012	2011	2012	2011	2012	2011
Net sales
-external	$1,033,309	$957,153	$70,067	$75,601	$1,103,376	$1,032,754
-inter-segment	1,434	1,818	4,063	6,039	5,497	7,857
Segment operating income	224,517	205,611	8,697	9,874	233,214	215,485

The segment results for the nine months ended September 30, 2012 and 2011 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2012	2011	2012	2011	2012	2011
Net sales
-external	$2,926,834	$2,778,418	$219,253	$212,659	$3,146,087	$2,991,077
-inter-segment	3,429	4,801	14,504	16,799	17,933	21,600
Segment operating income	627,962	603,103	29,831	26,833	657,793	629,936

A reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2012 and 2011 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Segment operating income	$233,214	$215,485	$657,793	$629,936
Interest expense	(15,166)	(10,498)	(44,014)	(31,885)
Interest income	2,954	2,871	8,484	7,000
Stock-based compensation expense	(8,066)	(7,630)	(23,167)	(21,011)
Change in contingent acquisition related obligations	—	—	—	17,813
Casualty loss related to flood	—	(12,831)	—	(12,831)
Other costs, net	(9,796)	(9,581)	(28,528)	(27,800)
Income before income taxes	$203,140	$177,816	$570,568	$561,222

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income (earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the nine months ended September 30, 2012 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2011	163	$163	$189,166	$2,102,497	$(120,057)	$—	$13,017	$2,184,786
Net income				414,955			2,986	417,941
Translation adjustments					6,845		87	6,932
Payments to shareholders of noncontrolling interests							(4,713)	(4,713)
Revaluation of forward contract derivatives					235			235
Purchase of treasury stock						(229,442)		(229,442)
Retirement of treasury stock	(4)	(4)		(229,438)		229,442		—
Stock options exercised, including tax benefit	3	3	90,214					90,217
Dividends declared				(50,905)				(50,905)
Stock-based compensation expense			23,167					23.167
Balance as of September 30, 2012	162	$162	$302,547	$2,237,109	$(112,977)	$—	$11,377	$2,438,218

A reconciliation of consolidated changes in equity for the nine months ended September 30, 2011 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2010	176	$176	$144,855	$2,260,581	$(84,757)	$—	$21,860	$2,342,715
Net income				410,332			3,505	413,837
Translation adjustments					(7,420)		337	(7,083)
Defined benefit plan liability adjustment, net of tax					222			222
Payments to shareholders of noncontrolling interests							(3,835)	(3,835)
Purchase of noncontrolling interest			(15,962)				(8,892)	(24,854)
Purchase of treasury stock						(534,000)		(534,000)
Retirement of treasury stock	(11)	(11)		(533,989)		534,000		—
Stock options exercised, including tax benefit			29,186					29,186
Dividends declared				(7,650)				(7,650)
Stock-based compensation expense			21,011					21,011
Balance as of September 30, 2011	165	$165	$179,090	$2,129,274	$(91,955)	$—	$12,975	$2,229,549

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares issuable upon the exercise of outstanding stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income attributable to Amphenol Corporation shareholders	$147,450	$134,623	$414,955	$410,332
Basic weighted average common shares outstanding	161,349,493	167,951,866	161,905,598	171,411,779
Effect of dilutive stock options	2,430,678	1,883,201	2,428,000	2,316,630
Diluted weighted average common shares outstanding	163,780,171	169,835,067	164,333,598	173,728,409
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.91	$0.80	$2.56	$2.39
Diluted	$0.90	$0.79	$2.53	$2.36

Excluded from the computations above were anti-dilutive stock options of 5,414,925 and 6,319,513 for the three months ended September 30, 2012 and 2011, respectively, and 4,345,057 and 3,555,165 for the nine months ended September 30, 2012 and 2011, respectively.

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

Note 8—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of the Company and its subsidiaries.  The Company currently also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  No additional options can be granted under the 2000 Option Plan.  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. As of September 30, 2012, there were 4,943,210 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of September 30, 2012, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 70,000, although no additional options are expected to be granted under this plan.  Options granted under the Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.

In May 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “Restricted Stock Plan”). The Restricted Stock Plan is administered by the Company’s Board of Directors.  As of September 30, 2012, the maximum number of restricted shares available for grants under the Restricted Stock Plan was 108,571.  Restricted shares granted under the Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended September 30, 2012, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $8,066 and $5,885, respectively, and these reductions were $23,167 and $16,542, respectively, for the nine months ended September 30, 2012.  For the three months ended September 30, 2011, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $7,630 and $5,545, respectively, and these reductions were $21,011 and $15,156, respectively, for the nine months ended September 30, 2011. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock Options

Stock option activity for the three and nine months ended September 30, 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	14,016,900	$38.00	6.89	$125,067
Options exercised	(853,460)	26.23
Options forfeited	(123,000)	38.53
Options outstanding at March 31, 2012	13,040,440	38.77	6.79	273,830
Options granted	2,954,000	53.26
Options exercised	(511,270)	25.99
Options forfeited	(58,540)	43.47
Options outstanding at June 30, 2012	15,424,630	41.95	7.26	200,023
Options granted	11,000	59.19
Options exercised	(1,232,760)	30.65
Options forfeited	(72,920)	46.27
Options outstanding at September 30, 2012	14,129,950	$42.93	7.22	$225,358
Vested and non-vested options expected to vest at September 30, 2012	12,971,873	$41.44	7.11	$212,372
Exercisable options at September 30, 2012	6,147,810	$36.64	5.71	$136,703

A summary of the status of the Company’s non-vested options as of September 30, 2012 and changes during the three and nine months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at December 31, 2011	7,636,576	$13.41
Options vested	(7,000)	16.98
Options forfeited	(123,000)	12.52
Non-vested options at March 31, 2012	7,506,576	13.43
Options granted	2,954,000	12.94
Options vested	(2,354,173)	13.07
Options forfeited	(58,540)	13.51
Non-vested options at June 30, 2012	8,047,863	13.35
Options granted	11,000	14.53
Options vested	(3,803)	10.65
Options forfeited	(72,920)	13.63
Non-vested options at September 30, 2012	7,982,140	$13.36

During the three and nine months ended September 30, 2012 and 2011, the following activity occurred under the Company’s option plans:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total intrinsic value of stock options exercised	$36,383	$1,519	$77,320	$27,921
Total fair value of stock options vested	41	46	30,922	28,492

As of September 30, 2012, the total compensation cost related to non-vested options not yet recognized is approximately $83,689 with a weighted average expected amortization period of 3.41 years.

Restricted Shares

As of September 30, 2012, the Company has issued 16,429 restricted shares with a weighted-average fair value at grant date of $53.26 per share.  As of September 30, 2012, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $567 with a weighted average expected amortization period of 0.65 years.

  Note 9—Shareholders’ Equity

In January 2011, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20,000,000 shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the nine months ended September 30, 2012, the Company repurchased 4,093,416 shares of its common stock for approximately $229,443.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through October 31, 2012, the Company has repurchased an additional 1,396,244 shares of its common stock for $84,611.  At October 31, 2012, 1,081,951 additional shares of common stock may be repurchased under the Program.

After declaration by the Board of Directors, the Company pays a quarterly dividend on its common stock.  In January 2012, the Board of Directors approved the first quarter 2012 dividend on the Company’s common stock in the amount of $0.105 per share.  This represented an increase in the quarterly dividend rate from $0.015 to $0.105 per share effective with the first quarter 2012 dividend, which was paid in April 2012.  For the three and nine months ended September 30, 2012, the Company paid dividends in the amount of $16,885 and $36,385, respectively, and declared dividends in the amount of $16,964 and $50,905, respectively.  For the three and nine months ended September 30, 2011, the Company paid dividends in the amount of $2,547 and $7,788, respectively, and declared dividends in the amount of $2,494 and $7,650, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (the “U.S. Plans”), which cover its U.S. employees and which represent the majority of the assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and nine months ended September 30, 2012 and 2011.

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,
	2012	2011	2012	2011
Service cost	$1,911	$2,183	$45	$50
Interest cost	5,387	6,182	169	212
Expected return on plan assets	(6,089)	(7,399)	—	—
Amortization of transition obligation	(27)	(28)	16	16
Amortization of prior service cost	535	676	—	—
Amortization of net actuarial losses	4,484	3,209	242	325
Net pension expense	$6,201	$4,823	$472	$603

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$5,795	$5,150	$134	$150
Interest cost	16,340	16,573	508	636
Expected return on plan assets	(18,408)	(17,852)	—	—
Amortization of transition obligation	(81)	(84)	47	47
Amortization of prior service cost	1,610	1,666	—	—
Amortization of net actuarial losses	13,592	9,099	725	976
Net pension expense	$18,848	$14,552	$1,414	$1,809

For the three and nine months ended September 30, 2012, the Company made cash contributions to the U.S. Plans of $5,600 and $18,500, respectively, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2012 of approximately $23,000, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the nine months ended September 30, 2012 and 2011, the total matching contributions to these U.S. defined contribution plans were approximately $2,100 and $1,900, respectively.

 Note 11—Goodwill and Other Intangible Assets

As of September 30, 2012, the Company has goodwill totaling $1,876,539, of which $1,758,607 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the nine months ended September 30, 2012, goodwill increased by $130,426, primarily as a result of four acquisitions made during the year, of which $86,043 relates to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.

The Company’s intangible assets are subject to amortization except for goodwill. A summary of the Company’s amortizable intangible assets as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$147,200	$49,500	$134,700	$38,800
Proprietary technology	45,300	17,700	41,800	15,300
License agreements	6,000	5,100	6,000	4,600
Trade names and other	9,400	8,300	9,400	9,200
Total	$207,900	$80,600	$191,900	$67,900

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 13 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 11 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended September 30, 2012 and 2011 was approximately $4,700 and $3,800, respectively.  The amortization expense for the nine months ended September 30, 2012 and 2011 was approximately $13,900 and $11,100, respectively.  As of September 30, 2012, amortization expense estimated for each of the next five fiscal years is approximately $18,800 in 2012, $16,800 in 2013, $14,800 in 2014, $14,300 in 2015, and $13,500 in 2016.

Note 12—Debt

Revolving Credit Facility

In June 2011, the Company amended its $1,000,000 unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At September 30, 2012, borrowings and availability under the Revolving Credit Facility were $405,900 and $594,100, respectively.  As of September 30, 2012, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2012, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at September 30, 2012 was approximately $645,000 based on recent bid prices.

In January 2012, the Company issued $500,000 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498,730 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at September 30, 2012 was approximately $529,000 based on recent bid prices.

Receivables Securitization Facility

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In January 2012, the Company amended the Receivables Securitization Facility to reduce certain fees and amend the expiration date to January 2013.  Transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2011 and September 30, 2012 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt at December 31, 2011 and short-term debt at September 30, 2012.  At September 30, 2012, borrowings under the Receivables Securitization Facility were $93,800.  Additionally, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at September 30, 2012.

Note 13—Casualty Loss Related to Flood

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding in New York State in early September 2011. As a result, the Company recorded a charge of approximately $12,800 ($8,100 after taxes) in the third quarter of 2011 and $21,500 ($13,500 after taxes) in the full year 2011, for property-related damage, as well as cleanup and repair efforts incurred, net of insurance recoveries. This charge includes the Company’s loss for damaged inventory and machinery and equipment. The Sidney facility had limited manufacturing and sales activity in September 2011, which reduced sales by approximately $11,000 in the third quarter of 2011.

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

The Company determined the fair value of the liability for this contingent consideration payment based on a probability-weighted approach, which through the first quarter of 2011 would have resulted in the maximum contingent consideration being paid. During the second quarter of 2011, the acquired company’s performance expectations were reduced as a result of a softening in demand in the defense market and the related deferral of certain defense related programs to periods beyond 2011 and therefore outside the contractual earn-out period. Therefore, it was determined that the payment related to 2011 profitability levels was no longer probable and the Company adjusted the remaining contingent consideration liability of approximately $17,800 as a gain in operating income. This adjustment had an impact on net income of approximately $11,200 in the second quarter of 2011. Based on the actual 2011 results of the acquired company, it was confirmed that the 2012 contingent consideration payment was in fact not payable.

Note 15—Fair Value Measurements

The Company follows the framework within the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification, which requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. These requirements establish market or observable inputs as the preferred source of values. Assumptions based on hypothetical transactions are used in the absence of market inputs. The Company does not have any non-financial assets accounted for at fair value on a recurring basis.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short term investments, which are independently valued using market observable Level 1 inputs and derivative instruments, which primarily represent forward contracts which expire in November 2012 and are valued using market observable Level 2 inputs. The Company’s Level 1 short-term investments consist primarily of certificates of deposit with original maturities of twelve months or less. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at September 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at September 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$167,345	$167,345	$—	$—
Forward contracts	7,062	—	7,062	—
Total	$174,407	$167,345	$7,062	$—

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$133,848	$133,848	$—	$—
Forward contracts	5,105	—	5,105	—
Total	$138,953	$133,848	$5,105	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 16—Derivative Instruments

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

As of September 30, 2012 and December 31, 2011, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Assets
	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as cash flow hedges:
Forward contracts	Other current assets	$7,062	$5,105
Total derivatives designated as cash flow hedging instruments		$7,062	$5,105

For the nine months ended September 30, 2012 and 2011, $(235) and nil were recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts, respectively.  The amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain/loss in the accompanying Condensed Consolidated Statements of Income during the nine month periods ended September 30, 2012 and 2011 was not material.

Note 17—Income Taxes

The provision for income taxes for the third quarter and the first nine months of 2012 was at an effective rate of 26.8%.  The provision for income taxes for the third quarter and the first nine months of 2011 was at an effective rate of 23.5% and 26.3%, respectively.  The lower rate in the third quarter and the first nine months of 2011 included a one-time benefit of approximately $4,700 relating to the $12,800 charge for the previously announced flood damage at the Company’s Sidney, New York facility and a one-time tax benefit of $4,500 relating to a reduction in tax expense due primarily to the completion of prior year audits. The provision for income taxes for the first nine months of 2011 also included a one-time tax cost of approximately $6,600 related to a gain of $17,800 for the adjustment of a contingent acquisition related purchase price obligation.

The Company is present in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2009 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2012, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was $26,684, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $5,300.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

Net sales were $1,103.4 in the third quarter of 2012 compared to $1,032.8 in the prior year quarter, an increase of 7% in U.S. dollars, 9% in local currencies and 4% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Net sales for the first nine months of 2012 were $3,146.1 compared to $2,991.1 for the same period in 2011, an increase of 5% in U.S. dollars, 7% in local currencies and 2% organically over the prior year period.  Sales of interconnect products and assemblies in the third quarter of 2012 (approximately 94% of sales) increased 8% in U.S. dollars and 10% in local currencies compared to the same period in 2011 ($1,033.3 in 2012 versus $957.2 in 2011) primarily due to the impact of acquisitions as well as strong organic growth in the commercial aerospace, industrial and telecommunications and data communications markets.  Sales of interconnect products and assemblies in the first nine months of 2012 increased 5% in U.S. dollars and 7% in local currencies compared to the same period in 2011 ($2,926.8 in 2012 versus $2,778.4 in 2011), due to the impact of acquisitions as well as strong organic growth in the commercial aerospace, industrial, automotive and telecommunications and data communications markets, partially offset by declines in the wireless infrastructure, defense and wireless device markets. Sales of cable products in the third quarter of 2012 (approximately 6% of sales) decreased 7% in U.S. dollars and 3% in local currencies compared to the same period in 2011 ($70.1 in 2012 versus $75.6 in 2011) primarily due to lower demand of specialty cable in international markets in the 2012 quarter. Sales of cable products in the first nine months of 2012 increased 3% in U.S. dollars and 7% in local currencies compared to the same period in 2011 ($219.3 in 2012 versus $212.7 in 2011) primarily due to increased demand in broadband markets globally.

Geographically, sales in the United States in the third quarter and first nine months of 2012 increased approximately 11% and 5%, respectively, compared to the same periods in 2011 ($352.4 and $1,021.5, respectively, in 2012 versus $318.7 and $976.2, respectively, in 2011). International sales both for the third quarter and first nine months of 2012 increased approximately 5% in U.S. dollars and 8% in local currencies, compared to the same periods in 2011 ($751.0 and $2,124.6, respectively, in 2012 versus $714.1 and $2,014.9, respectively, in 2011). The comparatively stronger U.S. dollar for the third quarter and first nine months of 2012 had the effect of decreasing sales by approximately $19.5 and $42.2, respectively, compared to foreign currency translation rates for the same periods in 2011.

The gross profit margin percentage was approximately 31.2% for the third quarter and 31.4% for the first nine months of 2012, compared to 31.3% for the third quarter and 31.7% for the first nine months of 2011.  The operating margin for the Interconnect Products and Assemblies segment for the third quarter of 2012 increased by approximately 20 basis points compared to the prior year quarter, primarily reflecting the positive impact of higher volume and cost reduction actions.  The operating margin for the Interconnect Products and Assemblies segment for the first nine months of 2012 decreased by approximately 20 basis points compared to the same period in 2011, primarily a result of the impact of increases in input costs, partially offset by the positive impacts of cost reduction actions.  The operating margin for the Cable Products segment for the third quarter of 2012 decreased by approximately 70 basis points compared to the prior year quarter, primarily due to lower volume for the 2012 quarter, a less favorable pricing environment and product mix.  The operating margin for the Cable Products segment for the first nine months of 2012 increased by approximately 100 basis points compared to the same period in 2011, primarily as a result of stronger volumes for the nine month period in 2012 as well as a more favorable product mix and to a lesser extent lower material costs.

In early September 2011, the Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding in New York State. As a result, the Company recorded a charge of approximately $12.8 ($8.1 after taxes) in the third quarter of 2011 and $21.5 ($13.5 after taxes) in the full year 2011, for property-related damage, as well as cleanup and repair efforts incurred, net of insurance recoveries. This charge included the Company’s loss for damaged inventory and machinery and equipment. The Sidney facility had limited manufacturing and sales activity in September 2011, which reduced sales by approximately $11.0 in the third quarter of 2011.

During the second quarter of 2011, the Company reassessed, based on 2011 performance expectations, a contingent acquisition related obligation which would have been payable in 2012 related to a 2010 acquisition.  Performance expectations were reduced as a result of a softening in demand in the defense market and the related deferral of certain defense related programs to periods beyond 2011 and therefore outside the contractual earn-out period.  Therefore, it was determined that the payment related to 2011 profitability levels was no longer probable and the Company adjusted the remaining contingent consideration liability of $17.8 as a gain in operating income. Based on the actual 2011 results of the acquired company, it was confirmed that the 2012 contingent consideration payment was in fact not payable. This adjustment had an impact of 1.7% of sales, $11.2 on net income and $0.06 on EPS for the second quarter of 2011.

Selling, general and administrative expenses increased to $128.7 and $380.6, or 11.7% and 12.1% of net sales, for the third quarter and first nine months of 2012, respectively, compared to $124.6 and $366.8, or 12.1% and 12.3% of net sales for the same periods in 2011. The increase in expense in the third quarter and first nine months of 2012 is primarily attributable to increases in selling expense resulting from higher sales volume, increased research and development spending relating to new product development, higher stock-based compensation expense, and an increase in amortization expense due to recent acquisitions. Selling, general and administrative expenses include stock-based compensation expense of $8.1 and $23.2 for the third quarter and first nine months of 2012, respectively, compared to $7.6 and $21.0 for the same periods in 2011.

Interest expense for the third quarter and first nine months of 2012 was $15.2 and $44.0, respectively, compared to $10.5 and $31.9 for the same periods in 2011.  The increases are primarily attributable to higher average debt levels related to the Company’s stock repurchase program and the higher interest expense associated with the Company’s January 2012 4.00% Senior Notes offering.

Other income, net, increased to $2.6 and $7.5 for the third quarter and first nine months of 2012, respectively, compared to $2.3 and $6.1 for the same periods in 2011, primarily related to interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes for the third quarter and the first nine months of 2012 was at an effective rate of 26.8%.  The provision for income taxes for the third quarter and the first nine months of 2011 was at an effective rate of 23.5% and 26.3%, respectively.  The lower rate in the third quarter and the first nine months of 2011 included a one-time benefit of approximately $4.7 relating to the $12.8 charge for the previously announced flood damage at the Company’s Sidney, New York facility and a one-time tax benefit of $4.5 relating to a reduction in tax expense due primarily to the completion of prior year audits.  The provision for income taxes for the first nine months of 2011 also included a one-time tax cost of approximately $6.6 related to a gain of $17.8 for the adjustment of a contingent acquisition related purchase price obligation.

The Company is present in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2009 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2012, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $26.7, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $5.3.

Liquidity and Capital Resources

Cash flow provided by operating activities was $467.6 in the first nine months of 2012 compared to $396.6 in the same 2011 period.  The increase in cash flow provided by operating activities for the first nine months of 2012 compared to the same 2011 period is primarily due to a lower increase in the components of working capital.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $44.8 in the first nine months of 2012 due primarily to an increase in accounts receivable, inventory and other current assets of $119.5, $35.7 and $15.1, respectively, which were partially offset by increases in accounts payable and accrued liabilities of $86.6 and $38.9, respectively.  The components of working capital increased $125.6 in the first nine months of 2011 due primarily to increases in inventory and accounts receivable of $82.4 and $69.8, respectively, which were partially offset by increases in accounts payable and accrued liabilities of $19.0 and $10.9, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2012. Accounts receivable increased $136.2 to $903.3 primarily reflecting higher sales levels, the impact of acquisitions made during the period of $16.2 and to a lesser extent, translation resulting from the comparatively weaker U.S. dollar at September 30, 2012 compared to December 31, 2011 (“Translation”).  Days sales outstanding was approximately 72 days at September 30, 2012 compared to 71 days at December 31, 2011.  Inventories increased $62.3 to $712.2 to support higher sales levels and as a result of the impact of acquisitions made during the period of $27.2, and Translation.  Inventory days decreased from 89 days at December 31, 2011 to 83 days at September 30, 2012.  Other current assets increased $17.3 to $132.6 primarily due to an increase in other receivables and prepaid expenses.  Land and depreciable assets, net, increased $27.1 to $407.6 primarily due to capital expenditures of $96.5 and the impact of acquisitions of $6.0, partially offset by depreciation of $72.9.  Goodwill increased $130.4 to $1,876.5 primarily as a result of four acquisitions made during the period. Accounts payable increased $100.2 to $478.1, primarily as a result of an increase in purchasing activity during the period and the impact of acquisitions and Translation. Payable days were 56 at September 30, 2012 compared to 53 days at December 31, 2011.  Total accrued expenses increased $28.1 to $292.4, primarily due to interest accrued and also due to the accrual of dividends declared in September 2012 that were paid in October 2012, which are declared at a rate of $0.105 per share compared to dividends declared in December 2011 and paid in January 2012, which were declared at a rate of $0.015. Other long-term liabilities increased $16.8 to $50.9 primarily due to an increase in deferred tax liabilities.

For the first nine months of 2012, cash flow provided by operating activities of $467.6, proceeds from the 4.00% Senior Notes offering (net of fees) of $494.7 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $91.3 were used to fund net repayments on credit facilities of $270.4, purchases of treasury stock of $229.4, acquisitions (net of cash acquired) of $179.6, capital expenditures (net of disposals) of $92.3, dividend payments of $36.4, net purchases of short-term investments of $33.5, and payments to shareholders of noncontrolling interests of $4.7, which resulted in an increase in cash and cash equivalents of $210.5.  For the first nine months of 2011, cash flow provided by operating activities of $396.6, net borrowings of $459.5, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $29.9 and net proceeds from sales of short-term investments of $7.6 were used to fund purchases of treasury stock of $534.0, capital expenditures (net of disposals) of $64.9, acquisitions (net of cash acquired) of $53.0, contingent acquisition-related obligation payments of $40.0, payments to shareholders of noncontrolling interests of $28.7 and dividend payments of $7.8, which resulted in an increase in cash and cash equivalents of $164.3.

In June 2011, the Company amended its $1,000.0 unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At September 30, 2012, borrowings and availability under the Revolving Credit Facility were $405.9 and $594.1, respectively.  As of September 30, 2012, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2012, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

In November 2009, the Company issued $600.0 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at September 30, 2012 was approximately $645.0 based on recent bid prices.

In January 2012, the Company issued $500.0 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498.7 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at September 30, 2012 was approximately $529.0 based on recent bid prices.

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In January 2012, the Company amended the Receivables Securitization Facility to reduce certain fees and amend the expiration date to January 2013.  Transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2011 and September 30, 2012 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as long-term debt at December 31, 2011 and short-term debt at September 30, 2012.  At September 30, 2012, borrowings under the Receivables Securitization Facility were $93.8.  Additionally, fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at September 30, 2012.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company pays a quarterly dividend on its common stock.  In January 2012, the Board of Directors approved the first quarter 2012 dividend on the Company’s common stock in the amount of $0.105 per share.  This represented an increase in the quarterly dividend rate from $0.015 to $0.105 per share effective with the first quarter 2012 dividend, which was paid in April 2012.  For the three and nine months ended September 30, 2012, the Company paid dividends in the amount of $16.9 and $36.4, respectively, and declared dividends in the amount of $17.0 and $50.9, respectively.  For the three and nine months ended September 30, 2011, the Company paid dividends in the amount of $2.5 and $7.8, respectively, and declared dividends in the amount of $2.5 and $7.7, respectively. The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Receivables Securitization Facility.

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

In January 2011, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the nine months ended September 30, 2012, the Company repurchased approximately 4.1 million shares of its common stock for approximately $229.4.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through October 31, 2012, the Company has repurchased approximately an additional 1.4 million shares of its common stock for $84.6.  At October 31, 2012, approximately 1.1 million additional shares of common stock may be repurchased under the Program.

For the three and nine months ended September 30, 2012, the Company made cash contributions to the U.S. defined benefit pension plans of $5.6 and $18.5, respectively, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to its defined benefit pension plans in 2012 of approximately $23.0, the majority of which is to the U.S. defined benefit pension plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2011 Annual Report.  As of September 30, 2012, the Company’s average LIBOR rate was 0.22%.  A 10% change in the LIBOR interest rate at September 30, 2012 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2012, although there can be no assurances that interest rates will not significantly change.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2011, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “Program”). During the nine months ended September 30, 2012, the Company repurchased approximately 4.1 million shares of its common stock for approximately $229.4.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through October 31, 2012, the Company has repurchased approximately an additional 1.4 million shares of its common stock for $84.6.  At October 31, 2012, approximately 1.1 million additional shares of common stock may be repurchased under the Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012	175,000	$54.75	175,000	6,396,611
February 1 to February 29, 2012	1,036,448	54.60	1,036,448	5,360,163
March 1 to March 31, 2012	284,462	55.25	284,462	5,075,701
April 1 to April 30, 2012	845,000	57.10	845,000	4,230,701
May 1 to May 31, 2012	1,155,000	56.61	1,155,000	3,075,701
June 1 to June 30, 2012	106,397	51.69	106,397	2,969,304
July 1 to July 31, 2012	488,682	57.86	488,682	2,480,622
August 1 to August 31, 2012	—	—	—	2,480,622
September 1 to September 30, 2012	2,427	59.98	2,427	2,478,195
Total	4,093,416	$56.05	4,093,416	2,478,195

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

 Item 6.  Exhibits

3.1	Amphenol Corporation, Amended and Restated By-Laws, dated May 24, 2012 (filed as Exhibit 3.1 to the June 30, 2012 10-Q).*
3.2	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 24, 2012 (filed as Exhibit 3.2 to the June 30, 2012 10-Q).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated November 5, 2009, establishing the 4.75% Senior Notes due 2014 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 5, 2009).*
4.3	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
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

10.9	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.10	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.11	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.12	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.13	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.14	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.15	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.16	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.17	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.18	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated May 23, 2012 (filed as Exhibit 10.18 to the June 30, 2012 10-Q).*
10.19	Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated August 14, 2012.**
10.20	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the

December 31, 2008 10-K).*
10.21	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.22	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.23	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.24	2010 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.33 to the December 31, 2009 10-K).*
10.25	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.26	2012 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2011 10-K).*
10.27	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.28

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.29

First Amendment to Credit Agreement, dated as of June 30, 2011, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.38 to the June 30, 2011 10-Q).*

10.30	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.31

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.32	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.33	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.34	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective July 1, 2011 (filed as Exhibit 10.51 to the June 30, 2011 10-Q).*
10.35	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective August 16, 2011 (filed as Exhibit 10.29 to the September 30, 2011 10-Q).*
10.36	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011 (filed as Exhibit 10.32 to the December 31, 2011 10-K).*
10.37

First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012 (filed as Exhibit 10.36 to the June 30, 2012 10-Q).*

10.38

Second Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated April 10, 2012 (filed as Exhibit 10.37 to the June 30, 2012 10-Q).*

10.39	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.40	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*          Incorporated herein by reference as stated.

**        Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

By:	/s/ Diana G. Reardon
Diana G. Reardon
Authorized Signatory
and Principal Financial Officer

Date: November 2, 2012