Form 10-K
period 2012-12-31
AMPHENOL CORP /DE/
filed 2013-02-22
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-10879

AMPHENOL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	22-2785165 (I.R.S. Employer Identification No.)

358 Hall Avenue, Wallingford, Connecticut 06492

203-265-8900

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.001 par value	New York Stock Exchange, Inc.
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $8,813 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2012.

As of January 31, 2013, the total number of shares outstanding of Registrant’s Class A Common Stock was 159,698,098.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

General

Amphenol Corporation (together with its subsidiaries, “Amphenol” or the “Company”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems, antennas and coaxial and high-speed specialty cable. The Company was incorporated in 1987. Certain predecessor businesses, which now constitute part of the Company, have been in business since 1932. The primary end markets for the Company’s products are:

•                  information technology and communication devices and systems for the converging technologies of voice, video and data communications;

•                  a broad range of industrial applications and traditional and hybrid-electric automotive applications; and

•                  commercial aerospace and military applications.

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. For 2012, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $4,292.1 million, $828.3 million and $555.3 million, respectively. The table below summarizes information regarding the Company’s primary markets and end applications for the Company’s products in 2012:

	Information Technology & Communications	Industrial/Automotive	Military & Commercial Aerospace
Percentage of Sales (approximate)	57%	24%	19%

Primary End Applications

Broadband Communications Networks

•  cable and satellite networks

•  high-speed internet hardware

•  network switching equipment

•  cable modems

•  set top converters

Information Technology and Data Communications

•  data networking equipment

•  servers

•  storage systems

•  computers and related peripherals

Wireless Communication Systems and Devices

•  base stations

•  cell site installations

•  mobile computing devices

•  wireless devices

•  network infrastructure equipment

Industrial

•  alternative and traditional energy generation

•  geophysical

•  factory automation

•  heavy equipment

•  high speed and traditional rail

•  mass transportation

•  instrumentation

•  medical equipment

•  marine

Automotive

•  safety and security systems

•  lighting

•  infotainment and communications

•  engine controls

•  exhaust cleaning

•  hybrid-electrical vehicles

•  environmental controls

Military

•  communications systems

•  ordnance and missile systems

•  radar systems

•  satellite and space programs

•  unmanned aerial vehicles

•  military aircraft

•  military vehicles

•  naval ships

Commercial Aircraft

•  avionics

•  engine controls

•  flight controls

•  passenger-related systems

•  cable support systems

The Company designs and manufactures connectors and interconnect assemblies and systems, which are used primarily to conduct electrical, electronic and optical signals for a wide range of sophisticated electronic applications. The Company believes, based primarily on published market research, that it is the second largest connector and interconnect product manufacturer in the world. The Company has developed a broad range of interconnect products and antennas for information technology and communications device and equipment applications including the converging voice, video and data communications markets. The Company offers a broad range of interconnect products for geophysical and alternative and traditional energy generation, factory and machine tool automation, instrumentation and medical systems, automotive safety and security systems and a diverse range of automotive on-board electronics.  The Company also designs and manufactures a broad range of products specifically for the wireless communications market including antennas and a diverse range of interconnect products.  In addition, the Company believes that it is the leading supplier of high performance, military-specification, environmental connectors that require superior reliability and performance under conditions of stress and in hostile environments. These conditions are frequently encountered in commercial and military aerospace applications and other demanding industrial applications such as solar and wind power generation, oil exploration, factory automation, medical equipment, hybrid-electric vehicles and off-road construction.

The Company is a global manufacturer employing advanced manufacturing processes. The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Asia, Australia and Africa. The Company sells its products through its own global sales force, independent  representatives and a global network of electronics distributors to thousands of Original Equipment Manufacturers (“OEMs”) in approximately 70 countries throughout the world. The Company also sells certain products to Electronic Manufacturing Services (“EMS”) companies, to Original Design Manufacturing (“ODM”) companies and to communication network operators.  For 2012, approximately 36% of the Company’s net sales were in North America, 16% were in Europe and 48% were in Asia and other countries.

The Company generally implements its product development strategy through product design teams and collaboration arrangements with customers, which result in the Company obtaining approved vendor status for its customers’ new products and programs. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. By developing application specific products, the Company has decreased its exposure to standard products which generally experience greater pricing pressure. In addition to product design teams and customer collaboration arrangements, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

The Company and industry analysts estimate that the worldwide sales of interconnect products were approximately $47 billion in 2012. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented with over 2,000 producers of connectors and interconnect systems worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 67% in 2012.

The Company’s acquisition strategy is focused on the consolidation of this highly fragmented industry.  The Company targets acquisitions on a global basis in high growth segments that have complementary capabilities to the Company from a product, customer and/or geographic standpoint.  The Company looks to add value to smaller companies through its global capabilities and generally expects acquisitions to be accretive to performance in the first year.  In 2012, the Company invested approximately $252 million in five separate acquisitions in the automotive, commercial aerospace, industrial, and communications markets, which broadened and enhanced the Company’s product offerings in these markets.

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

	2012	2011	2010
	(dollars in thousands)
Net trade sales by business segment:
Interconnect Products and Assemblies	$3,987,286	$3,666,042	$3,293,119
Cable Products	304,779	273,744	260,982

	$4,292,065	$3,939,786	$3,554,101

Net trade sales by geographic area (1):
United States	$1,379,684	$1,268,936	$1,258,167
China	1,065,058	980,239	851,626
Other International Locations	1,847,323	1,690,611	1,444,308

	$4,292,065	$3,939,786	$3,554,101

(1)                                 Based on customer location to which product is shipped.

Interconnect Products and Assemblies.  The Company produces a broad range of interconnect products and assemblies primarily for information technology, voice, video and data communication systems, wireless communication systems and devices, military systems and commercial aerospace, and automotive and industrial applications.  Interconnect products include connectors, which when attached to an electric, electronic or fiber optic cable, a printed circuit board or other device, facilitate electronic or fiber optic transmission.  Interconnect assemblies generally consist of a system of cable and connectors for linking electronic and fiber optic equipment.  The Company designs and produces a broad range of connector and cable assembly products used in communication applications, such as: engineered cable assemblies used in base stations for wireless communication systems and internet networking equipment; smart card acceptor and other interconnect products used in mobile devices; set top boxes and other applications to facilitate reading data from smart cards; fiber optic connectors used in fiber optic signal transmission; backplane and input/output connectors and assemblies used for servers and data storage devices and linking personal computers and peripheral equipment; sculptured flexible circuits used for integrating printed circuit boards in communication applications and hinge products used in mobile phone and other wireless communication devices.  The Company also designs and produces a broad range of radio frequency interconnect products and antennas used in wireless communication applications including wireless communication devices,  base stations and other components of cellular and personal communication networks, information technology, instrumentation equipment, local area networks and automotive electronics.

The Company believes that it is the largest supplier of high performance, military-specification, circular environmental connectors. Such connectors require superior performance and reliability under conditions of stress and in hostile environments. High performance environmental connectors and interconnect systems are generally used to connect electric, electronic and fiber optic systems in sophisticated aerospace, military, commercial and industrial equipment. These applications present demanding technological requirements in that the connectors are subject to rapid and severe temperature changes, vibration, pressure, humidity and nuclear radiation. Frequent applications of these connectors and interconnect systems include aircraft, guided missiles, radar, military vehicles, equipment for spacecraft, energy, medical instrumentation, geophysical applications and off-road construction equipment. The Company also designs and produces industrial interconnect products used in a variety of applications such as factory automation equipment, mass transportation applications including railroads and marine transportation; and automotive safety systems and a diverse range of on-board electronics. The Company also designs and produces highly-engineered cable and backplane assemblies. Such assemblies are specially designed by the Company in conjunction with OEM customers for specific applications, primarily for computer, wired and wireless communication systems, office equipment, industrial and aerospace applications. The cable assemblies utilize the Company’s connector and cable products as well as components purchased from others.

Cable Products.  The Company designs, manufactures and markets coaxial cable and related interconnect products primarily for use in the broadband communications industry.  The Company’s Times Fiber Communications subsidiary is the world’s second largest producer of coaxial cable for the cable television market. The Company believes that its Times Fiber Communications unit is one of the lowest cost producers of coaxial cable for cable television.  The Company’s coaxial cable and interconnect products are used in cable and satellite television systems including full service cable television/telecommunication systems being installed by cable and satellite operators as well as telecommunication companies offering video, voice and data services.  The Company is also a major supplier of coaxial cable and related interconnect products to the international cable television market.

The Company manufactures two primary types of coaxial cable: semi-flexible, which has an aluminum tubular shield, and flexible, which has one or more braided metallic shields. Semi-flexible coaxial cable is used in the trunk and feeder distribution portion of cable television systems, and flexible cable (also known as drop cable) is used primarily for hookups from the feeder cable to the cable television subscriber’s residence.  Flexible cable is also used in other communication applications.  The Company has also developed a broad line of radio frequency and fiber optic interconnect components for full service cable and satellite television and telecommunication networks.

The Company is also a leading producer of high speed data cables and specialty cables, which are used to connect internal components in systems with space and component configuration limitations.  Such products are used in computer and office equipment applications as well as in a variety of information technology applications.

International Operations

The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.  Approximately 68% of the Company’s sales for the year ended December 31, 2012 were outside the United States and approximately 25% of the Company’s sales were sold to customers in China. The Company has international manufacturing and assembly facilities in China, Taiwan, Korea, India, Japan, Malaysia, Canada, Australia, Europe, Latin America, Africa and the Middle East.  European operations include manufacturing and assembly facilities in the United Kingdom, Germany, France, the Czech Republic, Slovakia and Estonia, and sales offices in most European markets. The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world.  The Company has lower cost manufacturing and assembly facilities in China, Malaysia, Mexico, India, Eastern Europe and Africa to serve regional and world markets.  For a discussion of risks attendant to the Company’s foreign operations, see the risk factor titled “The Company is subject to the risks of political, economic and military instability in countries outside the United States” in Part I, Item 1A herein.

Customers

The Company’s products are used in a wide variety of applications by numerous customers.  No single customer accounted for more than 10% of net sales for the years ended December 31, 2012, 2011 or 2010. The Company sells its products to over 10,000 customer locations worldwide. The Company’s products are sold directly to OEMs, EMSs, ODMs, cable system operators, information technology companies and through manufacturers’ representatives and distributors. There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have a broad portfolio of leading technology solutions, design capability, global presence, and the ability to meet quality and delivery standards while maintaining competitive prices.

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

The Company’s sales to distributors represented approximately 13% of the Company’s 2012 sales. The Company’s recognized brand names including “Amphenol”, “Times Fiber”, and others, together with the Company’s strong connector design-in position (products that are specified in customer drawings), enhance its ability to reach the secondary market through its network of distributors.

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

Outsourcing of certain fabrication processes is used when cost-effective. Substantially all of the Company’s manufacturing facilities are certified to the ISO9000 series of quality standards, and many of the Company’s manufacturing facilities are certified to other quality standards, including QS9000, ISO14000, TS16949 and TS16469.

The Company employs a global manufacturing strategy to lower its production costs and to improve service to customers. The Company sources its products on a worldwide basis with manufacturing and assembly operations in the Americas, Europe, the Middle East, Asia, Africa and Australia. To better serve certain high volume customers, the Company has established just-in-time facilities near these major customers.

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

Research and Development

The Company’s research and development expense for the creation of new and improved products and processes was $92.5 million, $88.9 million and $77.6 million for 2012, 2011 and 2010, respectively. The Company’s research and development activities focus on selected product areas and are performed by individual operating divisions. Generally, the operating divisions work closely with OEM customers to develop highly-engineered products and systems that meet specific customer needs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one-to-three year period.

Trademarks and Patents

The Company owns a number of active patents and trademarks worldwide. The Company also regards its trademarks “Amphenol” and “Times Fiber” to be of material value in its businesses. The Company has exclusive rights in all its major markets to use these registered trademarks. The Company has rights to other registered and unregistered trademarks which it believes to be of value to its businesses. While the Company considers its patents and trademarks to be valuable assets, the Company does not believe that its competitive position is dependent on patent or trademark protection or that its operations are dependent on any individual patent or trademark.

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

Backlog

The Company estimates that its backlog of unfilled orders was $800 million and $746 million at December 31, 2012 and 2011, respectively. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may generally be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications related markets (including wireless communications, information technology and communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2012, the Company had approximately 41,600 employees worldwide of which approximately 33,400 were located in lower cost regions. Of these employees, approximately 34,900 were hourly employees and the remainder were salaried employees. The Company believes that it has a good relationship with its unionized and non-unionized employees.

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial condition, result of operations or cash flows.

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

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites. The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at the Route 8 landfill and the Richardson Hill Road landfill, and they were jointly ordered to perform work at the Sidney landfill, all as referred to above. All of the costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material effect on the Company’s consolidated financial condition, result of operations or cash flows.

Since 1987, the Company has not been identified nor has it been named as a potentially responsible party with respect to any other significant on-site or off-site hazardous waste matters. In addition, the Company believes that its manufacturing activities and disposal practices since 1987 have been in material compliance with applicable environmental laws and regulations. Nonetheless, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Although the Company is unable to predict with any reasonable certainty the extent of its ultimate liability with respect to any pending or future environmental matters, the Company believes, based upon information currently known by management about the Company’s manufacturing activities, disposal practices and estimates of liability with respect to known environmental matters, that any such liability will not have a material effect on the Company’s consolidated financial condition, result of operations or cash flows.

Other

The Company’s annual report on Form 10-K and all of the Company’s other filings with the Securities and Exchange Commission (“SEC”) are available to view, without charge, on the Company’s web site, www.amphenol.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492.

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

The Company is dependent on the communications industry, including information technology and data communications, wireless communications and broadband communications.

Approximately 57% of the Company’s 2012 revenues came from sales to the communications industry, including information technology and data communication, wireless communications and broadband communications of which 20% of the Company’s 2012 revenues came from sales to the wireless device market. Demand for these products is subject to rapid technological change (see below—“The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant price pressure on their suppliers, including the Company. There can be no assurance that the Company will be able to continue to compete successfully in the communications industry, and the Company’s failure to do so could have an adverse effect on the Company’s financial condition and results of operations.

Approximately 7% and 10% of the Company’s 2012 revenues came from sales to the broadband communications and wireless infrastructure markets, respectively. Demand for the Company’s products in these markets depends primarily on capital spending by operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, consolidation within the communications industry, the financial condition of operators and their access to financing, competition, technological developments, new legislation and regulation of operators. There can be no assurance that existing levels of capital spending will continue or that spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 14% of the Company’s 2012 revenues came from sales to the military market. The Company participates in a broad spectrum of defense programs and believes that no one program accounted for more than 1% of its 2012 revenues. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. The Company’s sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A significant decline in U.S. defense expenditures and foreign government defense expenditures generally could adversely affect the Company’s business and have an adverse effect on the Company’s financial condition and results of operations.

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

The Company estimates that products introduced in the last two years accounted for approximately 24% of 2012 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails to or is significantly delayed in introducing new product line concepts or if the Company’s new products do not meet with market acceptance, its business, financial condition and results of operations may be adversely affected.

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

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. As of December 31, 2012, $608.1 million, or 36% of the Company’s outstanding borrowings, were subject to floating interest rates, primarily LIBOR.  The Company has $600.0 million of unsecured Senior Notes due November 2014 outstanding, which were issued at 99.813% of their face value and which have a fixed interest rate of 4.75% (the “4.75% Senior Notes”).  The Company has $500.0 million of unsecured Senior Notes due February 2022 outstanding, which were issued at 99.746% of their face value and which have a fixed interest rate of 4.00% (the “4.00% Senior Notes”).

A 10% change in LIBOR at December 31, 2012 would have no material effect on the Company’s interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2013, although there can be no assurances that interest rates will not significantly change.

The Company’s results may be negatively affected by foreign currency exchange rates.

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations, which could have an adverse effect on the Company’s results of operations and financial conditions.

The Company is subject to the risks of political, economic and military instability in countries outside the United States.

Non-U.S. markets account for a substantial portion of the Company’s business.  During 2012, non-U.S. markets constituted approximately 68% of the Company’s net sales. The Company employs more than 90% of its workforce outside the United States. The Company’s customers are located throughout the world and it has many manufacturing, administrative and sales facilities outside the United States. Because the Company has extensive non-U.S. operations as well as significant cash and cash investments held at institutions located outside of the U.S., it is exposed to risks that could negatively affect sales, profitability or the liquidity of such cash and cash investments including:

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

The Company has completed a number of acquisitions in the past few years and anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy.  The Company may experience difficulty and unanticipated expense in integrating such acquisitions and the acquisitions may not perform as expected. At December 31, 2012, the total assets of the Company were $5,215.5 million, which included $1,932.7 million of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired). The Company performs annual evaluations for the potential impairment of the carrying value of goodwill. Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill.

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

The following factors could adversely impact the Company’s business:

•                  A global economic slowdown in any of the Company’s market segments;

•                  The effects of significant changes in monetary and fiscal policies in the U.S. and abroad including significant income tax changes, currency fluctuations and unforeseen inflationary pressures;

•                  Rapid material escalation of the cost of regulatory compliance and litigation;

•                  Unexpected government policies and regulations affecting the Company or its significant customers;

•                  Unforeseen intergovernmental conflicts or actions, including but not limited to armed conflict and trade wars;

•                  Unforeseen interruptions to the Company’s business with its largest customers, distributors and suppliers resulting from but not limited to, strikes, financial instabilities, computer malfunctions, inventory excesses or natural disasters; and

•                  Increases in employment costs, particularly in low-cost regions in which the Company currently operates.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s fixed assets include plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses, machinery and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2012, the Company operated a total of 278 plants, warehouses and offices of which (a) the locations in the U.S. had approximately 2.7 million square feet, of which 1.3 million square feet were leased; (b) the locations outside the U.S. had approximately 8.1 million square feet, of which 5.8 million square feet were leased; and (c) the square footage by segment was approximately 9.8 million square feet and 1.0 million square feet for the Interconnect Products and Assemblies segment and the Cable Products segment, respectively.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low sales prices for the common stock for both 2012 and 2011 as reported on the New York Stock Exchange.

	2012		2011
	High	Low	High	Low

First Quarter	$59.77	$45.82	$59.11	$50.54
Second Quarter	61.33	51.19	57.34	49.41
Third Quarter	63.18	51.36	55.76	40.02
Fourth Quarter	65.01	57.77	50.51	38.98

The below graph compares the performance of Amphenol over a period of five years ending December 31, 2012 with the performance of the Standard & Poor’s 500 Stock Index and the average performance of a composite group consisting of peer corporations on a line-of-business basis.  The Company is excluded from this group.  The corporations comprising Composite Group A are TE Connectivity, Hubbell Incorporated, Methode Electronics, Inc., Molex, Inc., and Thomas & Betts Corporation.  In 2012, Thomas & Betts Corporation ceased being publicly traded, therefore Composite Group B is shown without Thomas & Betts Corporation and including TE Connectivity, Hubbell Incorporated, Methode Electronics, Inc., and Molex, Inc. Total Daily Compounded Return indices reflect reinvested dividends and are weighted on a market capitalization basis at the time of each reported data point.

As of January 31, 2013, there were 42 holders of record of the Company’s common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

After declaration by the Board of Directors, the Company paid a quarterly dividend on its common stock of $0.105 per share in 2012 and $0.015 per share in 2011.  Total dividends declared for the years ended 2012, 2011 and 2010 were $67.7 million, $10.1 million and $10.4 million, respectively. Total dividends paid in 2012 were $70.1 million, including those declared in 2011 and paid in 2012, total dividends paid in 2011 were $10.3 million, including those declared in 2010 and paid in 2011 and total dividends paid in 2010 were $10.4 million, including those declared in 2009 and paid in 2010.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business (including acquisition-related activity), to repurchase shares of its common stock and to repay outstanding indebtedness.

The Company’s Revolving Credit Facility, amended June 30, 2011, contains financial covenants and restrictions, some of which may limit the Company’s ability to pay dividends, and any future indebtedness that the Company may incur could limit its ability to pay dividends.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2012.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	13,463,148	$43.40	5,078,841
Equity compensation plans not approved by security holders	—	—	—

Total	13,463,148	$43.40	5,078,841

Repurchase of Equity Securities

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “2011 Program”). During the twelve months ended December 31, 2012, the Company repurchased 6.6 million shares of its common stock for approximately $380.0 million.  These treasury shares have been retired by the Company and common stock and accumulated earnings were reduced accordingly.  As of December 31, 2012, the Company had repurchased all shares authorized under the 2011 Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at end of Period
January 1 to January 31, 2012	175,000	$54.75	175,000	6,396,611
February 1 to February 29, 2012	1,036,448	54.60	1,036,448	5,360,163
March 1 to March 31, 2012	284,462	55.25	284,462	5,075,701
April 1 to April 30, 2012	845,000	57.10	845,000	4,230,701
May 1 to May 31, 2012	1,155,000	56.61	1,155,000	3,075,701
June 1 to June 30, 2012	106,397	51.69	106,397	2,969,304
July 1 to July 31, 2012	488,682	57.86	488,682	2,480,622
August 1 to August 31, 2012	—	—	—	2,480,622
September 1 to September 30, 2012	2,427	59.98	2,427	2,478,195
October 1 to October 31, 2012	1,396,244	60.60	1,396,244	1,081,951
November 1 to November 30, 2012	1,081,951	60.97	1,081,951	—
December 1 to December 31, 2012	—	—	—	—
Total	6,571,611	$57.83	6,571,611

In January 2013, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Program”). The price and timing of any such purchases under the 2013 Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  Through February 15, 2013, the Company has repurchased an additional 0.7 million shares of its common stock for $50.3 million. These treasury shares will be retired by the Company and common stock and accumulated earnings will be reduced accordingly.   At February 15, 2013, approximately 9.3 million additional shares of common stock may be repurchased under the 2013 Program.

Item 6.  Selected Financial Data

(dollars in thousands, except share and per share data)

	2012		2011		2010		2009		2008

Operations
Net sales	$4,292,065		$3,939,786		$3,554,101		$2,820,065		$3,236,471
Net income attributable to Amphenol Corporation	555,317	(1)	524,191	(2)	496,405	(3)	317,834	(4)	419,151
Net income per common share—Diluted	3.39	(1)	3.05	(2)	2.82	(3)	1.83	(4)	2.34

Financial Condition
Cash, cash equivalents and short-term investments	$942,503		$648,934		$624,229		$422,383		$219,415
Working capital	1,818,401		1,538,822		1,337,140		917,236		701,032
Total assets	5,215,463		4,445,225		4,015,857		3,219,184		2,994,159
Long-term debt, including current portion	1,706,497		1,377,129		799,992		753,449		786,459
Shareholders’ equity attributable to Amphenol Corporation	2,429,959		2,171,769		2,320,855		1,746,077		1,349,425
Weighted average shares outstanding—Diluted	163,947,111		171,825,588		176,325,993		173,941,752		178,813,013
Cash dividends declared per share	$0.42		$0.06		$0.06		$0.06		$0.06

(1)   Includes (a) acquisition related transaction costs of $2.0 million, or $0.01 per share after taxes, relating to 2012 acquisitions and (b) income tax costs of $11.3 million, or $0.07 per share, relating to a delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the related benefit to the Company of $11.3 million, or $0.07 per share, relating to the 2012 tax year will be recorded as a benefit in the first quarter of 2013 at the date of the reinstatement; as such between the fourth quarter of 2012 and the first quarter of 2013, there is no net impact on the Company from an income statement perspective.  Net income per diluted common share for the year ended December 31, 2012, excluding the effects of these items is $3.47.

(2)   Includes (a) a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of $4.5 million, or $0.03 per share, (b) a contingent payment adjustment of approximately $17.8 million, less a tax expense of $6.6 million, or $0.06 per share after taxes, (c) a charge for expenses incurred in connection with a flood at the Company’s Sidney, New York facility of $21.5 million, less a tax benefit of $7.9 million, or $0.08 per share after taxes and (d) acquisition related transaction costs of $2.0 million, less a tax benefit of $0.2 million, or $0.01 per share after taxes relating to 2011 acquisitions.  Net income per diluted common share for the year ended December 31, 2011, excluding the effects of these items is $3.05.

(3)   Includes a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of $20.7 million, or $0.12 per share.  Net income per diluted common share for the year ended December 31, 2010, excluding the effect of this item is $2.70.

(4)   Includes (a) a charge for expenses incurred in the early extinguishment of interest rate swaps of $4.6 million, less a tax benefit of $1.2 million, or $0.02 per share after taxes and (b) a tax benefit related to a reserve adjustment from the completion of the audit of certain of the Company’s prior year tax returns of $3.6 million, or $0.02 per share.  Net income per diluted common share for the year ended December 31, 2009, excluding the effects of these items is $1.83.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2012, 2011 and 2010 has been derived from and should be read in conjunction with the consolidated financial statements included in Part II, Item 8 herein.

Overview

The Company is a global designer, manufacturer and marketer of interconnect and cable products.  In 2012, approximately 68% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

•                  information technology and communication devices and systems for the converging technologies of voice, video and data communications;

•                  a broad range of industrial applications and traditional and hybrid-electric automotive applications; and

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

•                  Maintain a culture of controlling costs; and

•                  Pursue strategic acquisitions.

For the year ended December 31, 2012, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $4,292.1 million, $828.3 million and $555.3 million, respectively; up 9%, 10% and 6%, respectively, from 2011.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company has been its ability to consistently generate cash.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2012, the Company generated operating cash flow of $674.7 million.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.7	68.4	67.4
Casualty loss related to flood	—	0.5	—
Change in contingent acquisition-related obligations	—	(0.5)	—
Acquisition-related expenses	—	0.1	—
Selling, general and administrative expenses	12.0	12.4	12.9
Operating income	19.3	19.1	19.7
Interest expense	(1.4)	(1.1)	(1.2)
Other income, net	0.2	0.2	0.1
Income before income taxes	18.1	18.2	18.6
Provision for income taxes	(5.1)	(4.8)	(4.5)
Net income	13.0	13.4	14.1
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)
Net income attributable to Amphenol Corporation	12.9%	13.3%	14.0%

2012 Compared to 2011

Net sales were $4,292.1 million for the year ended December 31, 2012 compared to $3,939.8 million for the year ended December 31, 2011, an increase of 9% in U.S. dollars, 10% in local currencies and 5% organically (excluding both currency and acquisition impacts).  Sales in the Interconnect Products and Assemblies segment in 2012 (approximately 93% of net sales) increased 9% in U.S. dollars, 10% in local currencies and 5% organically compared to 2011 ($3,987.3 million in 2012 versus $3,666.0 million in 2011). The Company achieved strong organic growth in the automotive, industrial, mobile devices, information technology (“IT”) and data communication equipment, and commercial aerospace markets. Sales to the automotive market increased (approximately $121.7 million), driven primarily by acquisitions and growth in new electronics applications. Industrial market sales increased (approximately $79.2 million), primarily reflecting acquisitions and increased sales to the alternative energy and oil and gas markets.  Sales to the mobile devices market increased (approximately $69.6 million), primarily due to increased demand on new mobile computing platforms. Sales to the IT and data communication equipment market increased (approximately $63.6 million), primarily due to increased sales of high speed and power products in latest generation servers.  Sales to the commercial aerospace market increased (approximately $38.0 million), primarily due to higher airplane production volumes as well as new airplane platforms.  This was partially offset by reductions in sales to the military aerospace market (approximately $22.9 million), primarily due to reductions in procurement by defense contractors related to budget uncertainties and a reduction in sales to the wireless infrastructure market (approximately $26.6 million), primarily due to slowed demand at base station/equipment manufacturers.  Sales in the Cable Products segment in 2012 (approximately 7% of net sales) increased 11% in U.S. dollars, 14% in local currencies and 8% organically compared to 2011 ($304.8 million in 2012 versus $273.7 million in 2011). Organic growth was primarily due to increased demand in broadband markets.

Geographically, sales in the U.S. in 2012 increased approximately 9% ($1,379.7 million in 2012 versus $1,268.9 million in 2011) compared to 2011.  International sales for 2012 increased approximately 9% in U.S. dollars and 11% in local currencies ($2,912.4 million in 2012 versus $2,670.9 million in 2011) compared to 2011 with particular strength in Asia.  The comparatively stronger U.S. dollar in 2012 had the effect of decreasing net sales by approximately $48.3 million when compared to foreign currency translation rates in 2011.

The gross profit margin as a percentage of net sales was 31.3% in 2012 compared to 31.6% in 2011.  The decrease in gross profit margin as a percentage of sales relates primarily to lower margins in the Interconnect Products and Assemblies segment due primarily to product mix, partially offset by increased margins in the Cable Products segment, primarily as a result of higher volumes and favorable product mix from an acquisition in 2012.  Operating margin in the Interconnect Product and Assemblies segment was 21.5% of sales in both 2012 and 2011 as the lower gross margin was offset by lower selling, general, and administrative expenses.  Operating margin in the Cable Products segment increased to 13.5% in 2012 from 12.7% of sales in 2011, primarily as a result of higher gross margins.  On a consolidated basis, operating margins improved from 19.1% in 2011 to 19.3% in 2012.

As separately presented in the Consolidated Statements of Income, the Company incurred $2.0 million of acquisition-related expenses in both 2012 and 2011 in connection with acquisitions made during each of these respective years.  For the years ended December 31, 2012 and 2011, these expenses had an impact of $2.0 million and $1.8 million on net income, respectively, or $0.01 per share for each year.

Selling, general and administrative expenses were $512.9 million and $486.3 million in 2012 and 2011.  Selling, general, and administrative expenses increased approximately 5% in 2012 over 2011, compared to a 9% increase in sales, and therefore, declined as a percentage of sales from 12.4% in 2011 to 12.0% in 2012.  The decrease as a percentage of sales relates primarily to cost control actions and product mix. Administrative expenses increased approximately $24.5 million in 2012, primarily related to increases in stock-based compensation expense, salaries and employee-related benefits and amortization of acquisition related identified intangible assets, and represented approximately 4.7% and 4.5% of sales for 2012 and 2011, respectively.  Research and development expenditures increased approximately $3.6 million in 2012, reflecting increases in expenditures for new product development and represented approximately 2.2% and 2.3% of sales for 2012 and 2011, respectively.  Selling and marketing expenses in 2012 were consistent with amounts incurred in 2011 and represented approximately 5.1% and 5.6% of sales for 2012 and 2011, respectively.

Interest expense was $59.6 million for 2012 compared to $43.0 million for 2011. The increase is primarily attributed to higher average debt levels related to the stock repurchases made under the 2011 Program and higher average borrowing costs due primarily to the issuance of the 4.00% Senior Notes in January 2012.

Other income, net, was $10.1 million for 2012 compared to $8.1 million for 2011, primarily related to interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes was at an effective rate of 28.2% in 2012 and 26.2% in 2011.  The 2012 tax rate reflects an increase in tax expense of $11.3 million, or $0.07 per diluted common share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that are part of the tax provisions within the American Taxpayer Relief Act.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under

U.S. GAAP, the related benefit to the company of $11.3 million relating to the 2012 tax year will be recorded as a benefit in the first quarter of 2013 at the date of reinstatement; as such, between the fourth quarter of 2012 and the first quarter of 2013, there is no net impact on the Company from an income statement perspective.  The 2011 tax rate reflects a decrease of $4.5 million, relating primarily to reserve adjustments from the favorable settlement of certain tax positions and the completion of prior year audits.  Excluding these adjustments as well as the net impact of the acquisition related expenses, the loss incurred related to the 2011 Sidney flood and the 2011 contingent consideration gain, the Company’s effective tax rate for 2012 and 2011 was 26.7% and 26.8%, respectively.

The Company operates in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2009 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2012, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $16.2 million, the majority of which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $5.6 million.

2011 Compared to 2010

Net sales were $3,939.8 million for the year ended December 31, 2011 compared to $3,554.1 million for 2010, an increase of 11% in U.S. dollars, 9% in local currencies and 6% organically (excluding both currency and acquisition impacts).  Sales in the Interconnect Products and Assemblies segment in 2011 (approximately 93% of net sales) increased 11% in U.S. dollars, 10% in local currencies and 7% organically compared to 2010 ($3,666.0 million in 2011 versus $3,293.1 million in 2010) driven by strength in the wireless devices, automotive, industrial, and commercial aerospace markets. Sales to the wireless devices market increased (approximately $195.4 million), primarily due to increased smart wireless device and tablet computer demand. Sales to the automotive market increased (approximately $101.0 million) driven primarily by new electronics applications as well as from the impact of two acquisitions made during the year. Industrial market sales increased (approximately $71.3 million), primarily reflecting increased sales to alternative energy, oil and gas and heavy equipment markets.  Sales to the commercial aerospace market increased (approximately $36.0 million), primarily due to higher airplane production volumes as well as next generation jet liner production.  This was partially offset by reductions in sales to the military aerospace market (approximately $9.5 million), primarily due to reductions in procurement by defense contractors related to budget uncertainties and also due to the approximately $18.0 million business interruption impact from the flood at the Company’s Sidney, New York facility in early September 2011 as further described below (the “Flood Impact”), partially offset by acquisition growth from a 2010 acquisition and a reduction in sales to the wireless infrastructure market (approximately $21.7 million), primarily due to slowed demand at base station/equipment manufacturers.  Sales in the Cable Products segment in 2011 (approximately 7% of net sales) increased 5% in U.S. dollars and 3% in local currencies compared to 2010 ($273.7 million in 2011 versus $261.0 million in 2010), primarily due to increased spending in South American wireless infrastructure markets during the year, partially offset by lower spending in broadband communications markets.

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

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding in New York State in early September 2011. As separately presented in the Consolidated Statements of Income, the Company recorded a charge of $21.5 million ($13.5 million after taxes) or $0.08 per share, for property-related damage, as well as cleanup and repair efforts incurred through December 31, 2011, net of insurance recoveries. This charge includes the Company’s loss for damaged inventory and machinery and equipment.  The Sidney, New York manufacturing facility had limited manufacturing and sales activity primarily during the third quarter of 2011, but the plant was substantially back to full production by the end of the fourth quarter of 2011.

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

As separately presented in the Consolidated Statements of Income, the Company incurred $2.0 million of acquisition-related expenses in 2011, or $0.01 per share, in connection with an acquisition made in the fourth quarter in the Interconnect Products and Assemblies segment.

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

The provision for income taxes was at an effective rate of 26.2% in 2011 and 24.3% in 2010.  The 2011 and 2010 tax rates reflect a reduction in tax expense of $4.5 million and $20.7 million, respectively, relating primarily to reserve adjustments from the favorable settlement of certain tax positions and the completion of prior year audits.  Excluding these adjustments as well as the net impact of acquisition related expenses, the loss related to the 2011 Sidney flood and the 2011 contingent consideration gain, the Company’s effective tax rate for 2011 and 2010 was 26.8% and 27.4%, respectively.

Liquidity and Capital Resources

Cash flow provided by operating activities was $674.7 million for 2012 compared to $565.2 million for 2011. The increase in cash flow provided by operating activities for 2012 compared to 2011 is primarily due to an increase in net income and a lower increase in components of working capital, partially offset by a net increase in other long-term assets. Cash flow provided by operating activities was $565.2 million for 2011 compared to $424.9 million for 2010. Cash flow provided by operating activities for the 2010 period includes the effect of adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-16 (“ASU 2009-16”), which became effective January 1, 2010 and resulted in a decrease to cash flow provided by operating activities of $82.0 million in 2010. The increase in cash flow provided by operating activities for 2011 compared to 2010 (excluding the effect of adoption of ASU 2009-16 in 2010) is primarily due to an increase in net income, a lower increase in components of working capital and a decrease in other long-term assets primarily related to deferred income taxes.

The components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $8.9 million in 2012 due primarily to increases in inventory and accounts receivable of $45.9 million and $123.9 million, respectively, offset by increases in accounts payable and accrued liabilities of $99.4 million and $61.5 million, respectively. The components of working capital increased $110.3 million in 2011 due primarily to increases in inventory, accounts receivable, and other current assets of $88.5 million, $9.7 million and $8.9 million, respectively, and a decrease of $27.5 million in accounts payable, partially offset by a $24.3 million increase in accrued liabilities. The components of working capital increased $120.1 million in 2010 due primarily to increases in accounts receivable, inventory, and other current assets of $157.7 million, $65.2 million and $5.6 million, respectively, partially offset by a $76.9 million increase in accounts payable and a $31.5 million increase in accrued liabilities.

The following represents the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets in 2012. Accounts receivable increased $143.5 million to $910.7 million resulting from higher sales levels, the impact of acquisitions of $15.6 million and translation resulting from the comparatively stronger U.S. dollar at December 31, 2012 compared to December 31, 2011 (“Translation”).  Days sales outstanding at December 31, 2012 and 2011 were 72 days and 71 days, respectively.  Inventory increased $83.9 million to $733.7 million, primarily due to the impact of higher sales activity and the impact of acquisitions of $35.9 million. Inventory days at December 31, 2012 and 2011 were 83 and 89, respectively.  Other current assets increased $4.7 million to $120.0 million, primarily due to increases in value added tax and other receivables, partially offset by a decrease in the fair value of a settled foreign exchange forward contract.  Land and depreciable assets, net, increased $36.9 million to $417.4 million reflecting capital expenditures of $129.1 million, as well as fixed assets from acquisitions, partially offset by depreciation of $98.6 million and disposals.  Goodwill increased $186.6 million to $1,932.7 million, primarily as a result of four acquisitions in the Interconnect Products and Assemblies segment and one acquisition in the Cable Products segment completed during 2012. Other long-term assets increased $21.0 million to $158.4 million, primarily due to an increase in identifiable intangible assets resulting from the acquisitions in 2012.  Accounts payable increased $118.7 million to $496.5 million, primarily as a result of an increase in purchasing activity during the year related to higher sales levels and due to the impact of acquisitions and Translation. Payable days at December 31, 2012 and 2011 were 56 and 53 days, respectively. Total accrued expenses increased $27.4 million to $291.7 million, primarily due to increases in accrued interest, the fair value of foreign exchange forward contracts, and accrued income taxes. Accrued pension and post-employment benefit obligations increased $37.5 million to $244.6 million due primarily to an increase in the projected benefit obligation as a result of a lower discount rate assumption.

In 2012, cash flow provided by operating activities of $674.7 million, net borrowings of $325.2 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $117.1 million, and proceeds from the disposal of fixed assets of $4.8 million, were used to fund purchases of treasury stock of $380.0 million, acquisition-related payments of $251.5 million, capital expenditures of $129.1 million, net purchases of short-term investments of $117.8 million, payments to shareholders of noncontrolling interests of $5.2 million and dividend payments of $70.1 million, which resulted in an increase in cash and cash equivalents of $175.8 million.

In 2011, cash flow provided by operating activities of $565.2 million, net borrowings of $569.2 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $32.1 million, proceeds from the disposal of fixed assets of $8.1 million, and cash and cash equivalents of $10.8 million were used to fund purchases of treasury stock of $672.2 million, acquisition-related payments of $303.3 million, capital expenditures of $100.2 million, contingent acquisition-related obligation payments of $40.0 million, net purchases of short-term investments of $35.5 million, payments to shareholders of noncontrolling interests of $30.0 million and dividend payments of $10.3 million.

At December 31, 2012 and 2011, the Company had cash, cash equivalents and short-term investments of $942.5 million and $648.9 million, respectively.  The majority of these amounts are located outside of the U.S.  The Company does not currently intend to repatriate these funds.  However, any repatriation of funds would result in the need to accrue and pay income taxes.

In June 2011, the Company amended its $1,000.0 million unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At December 31, 2012, borrowings and availability under the Revolving Credit Facility were $500.4 million and $499.6 million, respectively.  As of December 31, 2012, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At December 31, 2012, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

In November 2009, the Company issued $600.0 million principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at December 31, 2012 was approximately $640.0 million based on recent bid prices.

In January 2012, the Company issued $500.0 million principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at December 31, 2012 was approximately $533.0 million based on recent bid prices.

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 million in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The

Receivables Securitization Facility includes certain covenants and provides for various events of termination.  Transfers of receivables are reflected as debt issued in the Company’s Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2011 and December 31, 2012 is accounted for as a secured borrowing and is included in the Company’s Consolidated Balance Sheets as long-term debt.  At December 31, 2012, borrowings under the Receivables Securitization Facility were $100.0 million.  Fees incurred in connection with the Receivables Securitization Facility are included in interest expense.  Such fees were approximately $1.0 million, $1.6 million, and $1.5 million for 2012, 2011 and 2010, respectively.  In January 2013, the Company extended the Receivables Securitization Facility to amend the expiration date to January 2014.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at December 31, 2012 due to their relative short-term maturities and market interest rates.

The Company had $14.6 million of issued and unused letters of credit at December 31, 2012.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions. The Company expects that capital expenditures in 2013 will be approximately $150 to $170 million. After declaration by the Board of Directors, the Company paid a quarterly dividend on its common stock of $0.105 per share in 2012 and $0.015 per share in 2011.  Total dividends declared during 2012, 2011 and 2010 were $67.7 million, $10.1 million and $10.4 million, respectively. Total dividends paid in 2012 were $70.1 million, including those declared in 2011 and paid in 2012, total dividends paid in 2011 were $10.3 million, including those declared in 2010 and paid in 2011, and total dividends paid in 2010 were $10.4 million, including those declared in 2009 and paid in 2010.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Receivables Securitization Facility.

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

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 20 million shares of its common stock during the three year period ending January 31, 2014 (the “2011 Program”). During the twelve months ended December 31, 2012, the Company repurchased 6.6 million shares of its common stock under the 2011 Program for approximately $380.0 million.  These treasury shares have been retired by the Company and common stock and accumulated earnings were reduced accordingly.  As of December 31, 2012, the Company had repurchased all shares authorized under the 2011 Program.

In January 2013, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Program”). The price and timing of any such purchases under the 2013 Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  Through February 15, 2013, the Company has repurchased 0.7 million shares of its common stock under the 2013 Program for $50.3 million.  These treasury shares will be retired by the Company and common stock and accumulated earnings will be reduced accordingly.   At February 15, 2013, approximately 9.3 million additional shares of common stock may be repurchased under the 2013 Program.

Environmental Matters

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites. The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at the Route 8 landfill and the Richardson Hill Road landfill, and they were jointly ordered to perform work at the Sidney landfill, all as referred to above. All of the costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Since 1987, the Company has not been identified nor has it been named as a potentially responsible party with respect to any other significant on-site or off-site hazardous waste matters. In addition, the Company believes that its manufacturing activities and disposal practices since 1987 have been in material compliance with applicable environmental laws and regulations. Nonetheless, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Although the Company is unable to predict with any reasonable certainty the extent of its ultimate liability with respect to any pending or future environmental matters, the Company believes, based upon information currently known by management about the Company’s manufacturing activities, disposal practices and estimates of liability with respect to known environmental matters, that any such liability will not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

Foreign Exchange

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, and working capital management. However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the Consolidated Statements of Income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company does not expect that the adoption of this update will have a material effect on its financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other: Testing for Goodwill Impairment (“ASU 2011-08”), which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 was effective for the Company as of January 1, 2012. The Company utilized the option to assess qualitative factors pursuant to  this update when performing its 2012 annual impairment assessment. The adoption of this update did not have a material effect on the Company’s financial statements.

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

Pensions

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (“U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries also have defined benefit plans covering their employees (the “International Plans”). The pension expense for the U.S. Plans and International Plans (the “Plans”) approximated $25.2 million, $19.1 million and $18.0 million in 2012, 2011 and 2010, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including a weighted-average discount rate, rate increase of future compensation levels, and an expected long-term rate of return on the respective Plans’ assets.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate for the U.S. Plans on this basis was 3.75% at December 31, 2012 and 4.45% at December 31, 2011. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the accrued benefit obligation would have decreased or increased by approximately $23.0 million.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 9%, which has been in excess of these broad equity and bond benchmark indices. As described above, the expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of 60% with equity managers (with an expected long-term rate of return of approximately 9%) and 40% with fixed income managers (with an expected long-term rate of return of approximately 7%).  As of December 31, 2012 and 2011, the asset allocation was 62% with equity managers and 37% with fixed income managers and 1% in cash.  The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plans at December 31, 2012 and 2011 is approximately 8.00% and 8.25%, respectively.

The Company made cash contributions to the Plans of $21.8 million, $22.8 million and $17.3 million in 2012, 2011 and 2010, respectively. The total liability for accrued pension and post-employment benefit obligations under the Company’s pension and post-retirement benefit plans increased in 2012 to $246.6 million ($3.7 million of which is included in other accrued expenses representing required contributions to be made during 2013 for unfunded foreign plans) from $210.3 million in 2011 primarily due to a reduction of the discount rate assumption compared to 2011. The Company estimates that, based on current actuarial calculations, it will make a cash contribution to the Plans in 2013 of approximately $21.0 million, most of which is related to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of the respective Plans’ assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $2.7 million, $2.5 million and $2.2 million in 2012, 2011 and 2010, respectively.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are adjusted as new information becomes available.  The Company’s critical accounting policies and estimates are set forth below.

Revenue Recognition - The Company’s primary source of revenues is from product sales to its customers.  Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earning process is complete and revenue is measurable.  Delivery is determined by the Company’s shipping terms, which are primarily freight on board shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.  The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 8% of consolidated sales in 2012), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

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

Goodwill - The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each June 30. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these reportable business segments have similar economic characteristics. In 2012, the Company utilized the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test in accordance with ASU 2011-08, Intangibles – Goodwill and Other: Testing for Goodwill Impairment (“ASU 2011-08”), which was adopted by the Company as of January 1, 2012. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount.

As of June 30, 2012, and for each previous year in which the impairment test has been performed, the estimated fair value of the Company’s reporting units significantly exceeded their carrying values and therefore,  the Company has not recognized any goodwill impairment in 2012, 2011, or 2010 in connection with its annual impairment test.

Defined Benefit Plan Obligation - The defined benefit plan obligation is based on significant assumptions such as mortality rates, discount rates and plan asset rates of return as determined by the Company in consultation with the respective benefit plan actuaries and investment advisors (Note 9).

Income Taxes - Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  At December 31, 2012, the cumulative amount of undistributed earnings of foreign affiliated companies was approximately $2.2 billion.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies as it is the Company’s intention to reinvest these earnings permanently outside the U.S.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated as there is a significant amount of uncertainty with respect to the tax impact of the remittance of these earnings due to the fact that dividends received from foreign subsidiaries may generate additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend.  These uncertainties are further complicated by the significant number of foreign tax jurisdictions involved.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The significant accounting policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2012, as well as an estimate of the timing in which such obligations are expected to be satisfied.

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$1,706,497	$100,293	$600,498	$506,860	$498,846
Interest related to 4.75% Senior Notes	57,000	28,500	28,500	—	—
Interest related to 4.00% Senior Notes	190,000	20,000	40,000	40,000	90,000
Operating leases	82,743	30,856	38,680	12,609	598
Purchase obligations	179,801	177,879	1,922	—	—
Accrued pension and post employment benefit obligations (2)	47,248	15,174	8,605	8,305	15,164
Total (3)	$2,263,289	$372,702	$718,205	$567,774	$604,608

(1)         The Company has excluded expected interest payments on the Revolving Credit Facility and the Receivables Securitization Facility from the above table, as this calculation is largely dependent on average debt levels the Company expects to have during each of the years presented.  The actual interest payments made related to the Revolving Credit Facility and Receivables Securitization Facility in 2012 were $8.3 million. Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by such items as future acquisitions, repurchases of treasury stock, dividend payments as well as payments or additional borrowing made to reduce or increase the underlying revolver balance.

(2)         Included in this table are estimated benefit payments expected to be made under the Company’s unfunded pension and post-retirement benefit plans. The Company also maintains several funded pension and post-retirement benefit plans, the most significant of which covers its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plans due to prior contributions made in excess of minimum requirements, however, the Company did make a voluntary contribution of approximately $18.5 million in 2012.  An anticipated minimum required contribution of approximately $9.2 million was included in the above table related to the U.S. Plans for 2013. It is not possible to reasonably estimate expected required contributions in the above table after 2013 since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(3)         As of December 31, 2012, the Company has non-current liabilities of approximately $16.2 million recognized in accordance with the Income Taxes topic of the Accounting Standards Codification.  These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows; it is difficult to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risk

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations.

As of December 31, 2012, the Company had foreign currency rate protection in the form of forward contracts that effectively fixed a Hong Kong dollar denominated intercompany debt obligation of 1,202.3 million Hong Kong dollars into a fixed euro denominated obligation expiring in November 2013 concurrent with the underlying intercompany loan. The Company also had a forward contract that effectively fixed a Hong Kong dollar denominated intercompany debt obligation of 604.7 million Hong Kong dollars into a fixed U.S. dollar denominated obligation expiring in November 2013 concurrent with the underlying intercompany loan.  The Company does not engage in purchasing forward exchange contracts for trading or speculative purposes.

Refer to Note 5 of the Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. As of December 31, 2012, $608.1 million, or 36% of the Company’s outstanding borrowings, were subject to floating interest rates, primarily LIBOR.  The Company has $600.0 million of unsecured Senior Notes due November 2014 outstanding, which were issued at 99.813% of their face value and which have a fixed interest rate of 4.75%.  The Company has $500.0 million of unsecured Senior Notes due February 2022 outstanding, which were issued at 99.746% of their face value and which have a fixed interest rate of 4.00%.

Outstanding borrowings under the Company’s Revolving Credit Facility are subject to floating interest rates, primarily LIBOR. At December 31, 2012, the Company’s average LIBOR rate was 0.21%.  A 10% change in the LIBOR interest rate at December 31, 2012 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2013, although there can be no assurances that interest rates will not significantly change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Amphenol Corporation

Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flow for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Hartford, Connecticut

February 22, 2013

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Net sales	$4,292,065	$3,939,786	$3,554,101
Cost of sales	2,948,853	2,696,126	2,395,873
Gross profit	1,343,212	1,243,660	1,158,228
Casualty loss related to flood	—	21,479	—
Change in contingent acquisition-related obligations	—	(17,813)	—
Acquisition-related expenses	2,000	2,000	—
Selling, general and administrative expenses	512,867	486,316	457,871
Operating income	828,345	751,678	700,357

Interest expense	(59,613)	(43,029)	(40,741)
Other income, net	10,109	8,103	4,072
Income before income taxes	778,841	716,752	663,688
Provision for income taxes	(219,333)	(187,910)	(161,275)
Net income	559,508	528,842	502,413
Less: Net income attributable to noncontrolling interests	(4,191)	(4,651)	(6,008)
Net income attributable to Amphenol Corporation	$555,317	$524,191	$496,405
Net income per common share — Basic	$3.44	$3.09	$2.86

Weighted average common shares outstanding — Basic	161,522,080	169,640,115	173,785,650

Net income per common share — Diluted	$3.39	$3.05	$2.82

Weighted average common shares outstanding — Diluted	163,947,111	171,825,588	176,325,993

Dividends declared per common share	$0.42	$0.06	$0.06

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Net income	$559,508	$528,842	$502,413
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	26,079	(9,679)	18,504
Revaluation of derivatives	538	(287)	2,363
Defined benefit plan liability adjustment	(23,343)	(24,859)	(4,495)
Total other comprehensive income (loss), net of tax	3,274	(34,825)	16,372
Total comprehensive income	562,782	494,017	518,785

Less: Comprehensive income attributable to noncontrolling interests	(4,412)	(5,126)	(7,047)

Comprehensive income attributable to Amphenol Corporation	$558,370	$488,891	$511,738

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$690,850	$515,086
Short-term investments	251,653	133,848
Total cash, cash equivalents and short-term investments	942,503	648,934
Accounts receivable, less allowance for doubtful accounts of $10,372 and $11,113, respectively	910,711	767,181
Inventories:
Raw materials and supplies	243,127	210,886
Work in process	271,669	255,581
Finished goods	218,922	183,395
	733,718	649,862
Other current assets	119,983	115,260
Total current assets	2,706,915	2,181,237
Land and depreciable assets:
Land	21,874	21,930
Buildings and improvements	167,884	159,573
Machinery and equipment	943,573	854,867
	1,133,331	1,036,370
Accumulated depreciation	(715,895)	(655,869)
	417,436	380,501
Goodwill	1,932,740	1,746,113
Other long-term assets	158,372	137,374
	$5,215,463	$4,445,225

Liabilities & Equity
Current Liabilities:
Accounts payable	$496,525	$377,867
Accrued salaries, wages and employee benefits	89,142	83,810
Accrued income taxes	94,341	87,315
Other accrued expenses	108,213	93,125
Short-term debt	100,293	298
Total current liabilities	888,514	642,415
Long-term debt (Note 2)	1,606,204	1,376,831
Accrued pension and post-employment benefit obligations	244,571	207,049
Other long-term liabilities	33,992	34,144
Commitments and contingent liabilities (Notes 2, 10 and 16)
Equity:
Class A Common Stock, $.001 par value; 500,000,000 shares authorized; 159,857,738 and 163,122,474 shares issued and outstanding at December 31, 2012 and 2011, respectively	160	163
Additional paid-in capital	336,683	189,166
Accumulated earnings	2,210,120	2,102,497
Accumulated other comprehensive loss	(117,004)	(120,057)
Total shareholders’ equity attributable to Amphenol Corporation	2,429,959	2,171,769
Noncontrolling interests	12,223	13,017
Total equity	2,442,182	2,184,786

	$5,215,463	$4,445,225

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars in thousands, shares in millions)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Stock	Interests	Equity
Balance January 1, 2010	173	$174	$71,368	$1,774,625	$(100,090)	$—	$16,741	$1,762,818
Net income				496,405			6,008	502,413
Other comprehensive income					15,333		1,039	16,372
Purchase of noncontrolling interests			(12,375)				(7,792)	(20,167)
Acquisitions resulting in noncontrolling interests							10,285	10,285
Distributions to shareholders of noncontrolling interests							(4,421)	(4,421)
Stock options exercised, including tax benefit	3	2	60,477					60,479
Dividends declared ($0.06 per common share)				(10,449)				(10,449)
Stock-based compensation			25,385					25,385
Balance December 31, 2010	176	$176	$144,855	$2,260,581	$(84,757)	$—	$21,860	$2,342,715
Net income				524,191			4,651	528,842
Other comprehensive income					(35,300)		475	(34,825)
Purchase of noncontrolling interests			(15,962)				(8,892)	(24,854)
Distributions to shareholders of noncontrolling interests							(5,077)	(5,077)
Purchase of treasury stock						(672,191)		(672,191)
Retirement of treasury stock	(13)	(13)		(672,178)		672,191		—
Stock options exercised, including tax benefit			31,594					31,594
Dividends declared ($0.06 per common share)				(10,097)				(10,097)
Stock-based compensation			28,679					28,679
Balance December 31, 2011	163	$163	$189,166	$2,102,497	$(120,057)	$—	$13,017	$2,184,786
Net income				555,317			4,191	559,508
Other comprehensive income					3,053		221	3,274
Distributions to shareholders of noncontrolling interests							(5,206)	(5,206)
Purchase of treasury stock						(380,023)		(380,023)
Retirement of treasury stock	(6)	(6)		(380,017)		380,023		—
Stock options exercised, including tax benefit	3	3	116,105					116,108
Dividends declared ($0.42 per common share)				(67,677)				(67,677)
Stock-based compensation			31,412					31,412
Balance December 31, 2012	160	$160	$336,683	$2,210,120	$(117,004)	$—	$12,223	$2,442,182

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$559,508	$528,842	$502,413
Adjustments for cash from operating activities:
Depreciation and amortization	121,779	119,439	102,846
Net change in receivables sold under Receivables Securitization Facility	—	—	(82,000)
Stock-based compensation expense	31,412	28,679	25,385
Non-cash casualty loss related to flood	—	10,388	—
Change in contingent acquisition related obligations	—	(17,813)	—
Excess tax benefits from stock-based payment arrangements	(21,648)	(5,995)	(14,692)
Net change in operating assets and liabilities:
Accounts receivable	(123,870)	(9,664)	(157,657)
Inventory	(45,934)	(88,486)	(65,179)
Other current assets	(71)	(8,890)	(5,637)
Accounts payable	99,416	(27,547)	76,932
Accrued income taxes	34,092	26,947	(3,996)
Other accrued liabilities	27,421	(2,613)	35,466
Accrued pension and post employment benefits	296	(5,660)	(1,247)
Other long-term assets	(7,684)	17,114	11,658
Other	(38)	466	601
Cash flow provided by operating activities	674,679	565,207	424,893

Cash flow from investing activities:
Additions to property, plant and equipment	(129,099)	(100,222)	(109,458)
Proceeds from disposal of fixed assets	4,828	8,118	1,851
Purchases of short-term investments	(379,605)	(181,880)	(198,228)
Sales and maturities of short-term investments	261,800	146,373	138,012
Acquisitions, net of cash acquired	(251,523)	(303,273)	(180,402)
Cash flow used in investing activities	(493,599)	(430,884)	(348,225)

Cash flow from financing activities:
Long-term borrowings under credit facilities	819,556	873,200	793,406
Repayments of long-term debt	(988,800)	(301,900)	(748,017)
Borrowings under senior notes	498,730	—	—
Payment of fees and expenses related to debt financing	(4,318)	(2,125)	(6,975)
Purchase and retirement of treasury stock	(380,023)	(672,191)	—
Proceeds from exercise of stock options	95,451	26,086	46,616
Excess tax benefits from stock-based payment arrangements	21,648	5,995	14,692
Payment of contingent acquisition-related obligations	—	(40,000)	—
Distributions to and purchases of noncontrolling interests	(5,206)	(29,931)	(24,588)
Dividend payments	(70,122)	(10,282)	(10,413)
Cash flow (used in) provided by financing activities	(13,084)	(151,148)	64,721
Effect of exchange rate changes on cash and cash equivalents	7,768	6,023	(114)
Net change in cash and cash equivalents	175,764	(10,802)	141,275
Cash and cash equivalents balance, beginning of year	515,086	525,888	384,613
Cash and cash equivalents balance, end of year	$690,850	$515,086	$525,888

Cash paid during the year for:
Interest	$48,589	$40,489	$40,124
Income taxes	189,677	144,175	133,068

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

Operations

Amphenol Corporation (together with its subsidiaries, “Amphenol” or the “Company”) operates two business segments which consist of manufacturing and selling interconnect products and assemblies, and manufacturing and selling cable products.  The Company sells its products to customer locations worldwide.

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

Short-term Investments

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

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each June 30. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these reportable business segments have similar economic characteristics. In 2012, the Company utilized the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test in accordance with ASU 2011-08, Intangibles – Goodwill and Other: Testing for Goodwill Impairment (“ASU 2011-08”), which was adopted by the Company effective January 1, 2012. An entity is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount.  As of June 30, 2012, and for each previous year in which the impairment test has been performed, the estimated fair value of the Company’s reporting units significantly exceeded their carrying values and therefore, the Company has not recognized any goodwill impairment in 2012, 2011 or 2010 in connection with its annual impairment test.

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

Revenue Recognition

The Company’s primary source of revenues is from product sales to its customers. Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earning process is complete and revenue is measurable.  Delivery is determined by the Company’s shipping terms, which are primarily freight on board (“FOB”) shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and related reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 8% of consolidated sales in 2012), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

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

Stock-Based Compensation

The Company accounts for its option and restricted share awards based on the fair value of the award at the date of grant and recognizes compensation expense over the service period that the awards are expected to vest.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and also impact the amount of expense to be recognized in future periods.  The Company’s income before income taxes was reduced by $31,412 ($22,709 after tax), $28,679 ($20,720 after tax) and $25,385 ($18,070 after tax) for the years ended December 31, 2012, 2011 and 2010, respectively, related to the expense incurred for stock-based compensation plans, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2012	2011	2010
Risk free interest rate	0.8%	1.7%	2.2%
Expected life	4.6 years	4.6 years	5.6 years
Expected volatility	30.0%	28.0%	33.0%
Expected dividend yield	0.8%	0.1%	0.1%

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  At December 31, 2012, the cumulative amount of undistributed earnings of foreign affiliated companies was approximately $2,235,000.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies as it is the Company’s intention to reinvest these earnings permanently outside the U.S.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated as there is a significant amount of uncertainty with respect to the tax impact of the remittance of these earnings due to the fact that dividends received from foreign subsidiaries may generate additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend.  These uncertainties are further complicated by the significant number of foreign tax jurisdictions involved.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Foreign Currency Translation

The financial position and results of operations of the Company’s significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments is included as a component of accumulated other comprehensive income (loss) within equity. Transaction gains and losses related to operating assets and liabilities are included in selling, general and administrative expense, and those related to non-operating assets and liabilities are included in other income, net.

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred.  Research and development expenses for the creation of new and improved products and processes were $92,480, $88,877 and $77,570, for the years 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the Consolidated Statements of Income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. The Company does not expect that the adoption of this update will have a material effect on its financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other: Testing for Goodwill Impairment (“ASU 2011-08”), which allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, the Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 was effective for the Company as of January 1, 2012. The Company utilized the option to assess qualitative factors pursuant to this update when performing its 2012 annual impairment assessment. The adoption of this update did not have a material effect on the Company’s financial statements.

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

Note 2—Long-Term Debt

Long-term debt consists of the following:

	Average Interest Rate at
	December 31,			December 31,
	2012	2011	Maturity	2012	2011

4.75% Senior Notes due November 2014 (less unamortized discount of $411 and $635 at December 31, 2012 and December 31, 2011, respectively)	4.75%	4.75%	2014	$599,589	$599,365
4.00% Senior Notes due February 2022 (less unamortized discount of $1,154 at December 31, 2012)	4.00%	N/A	2022	498,846	—
Revolving Credit Facility	1.52%	1.55%	2016	500,400	692,400
Receivables Securitization Facility	0.86%	2.14%	2014	100,000	81,700
Notes payable to foreign banks and other debt	8.45%	6.23%	2013-2018	7,662	3,664
				1,706,497	1,377,129
Less current portion				100,293	298
Total long-term debt				$1,606,204	$1,376,831

Revolving Credit Facility

In June 2011, the Company amended its $1,000,000 unsecured credit facility (the “Revolving Credit Facility”) to reduce borrowing costs and to extend the maturity date from August 2014 to July 2016. At December 31, 2012, borrowings and availability under the Revolving Credit Facility were $500,400 and $499,600, respectively.  As of December 31, 2012, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At December 31, 2012, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at December 31, 2012 and 2011 was approximately $640,000 and $643,000, respectively, based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy (Note 4).

In January 2012, the Company issued $500,000 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00%  Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at December 31, 2012 and 2011 was approximately $533,000 and nil, respectively, based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy (Note 4).

Receivables Securitization Facility

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  Transfers of receivables are reflected as debt issued in the Company’s Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2011 and 2012 is accounted for as a secured borrowing and is included in the Company’s Consolidated Balance Sheets as debt.  At December 31, 2012 and 2011, borrowings under the Receivables Securitization Facility were

$100,000 and $81,700, respectively.  Fees incurred in connection with the Receivables Securitization Facility are included in interest expense.  Such fees were approximately $1,000, $1,600, and $1,500 for 2012, 2011 and 2010, respectively.  In January 2013, the Company amended the Receivables Securitization Facility to extend the expiration date to January 2014.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at December 31, 2012 due to their relative short-term maturities and market interest rates and are therefore classified as Level 2 in the fair value hierarchy (Note 4).

The maturity of the Company’s debt over each of the next five years ending December 31 and thereafter, is as follows:

2013	$100,293
2014	600,404
2015	94
2016	500,708
2017	6,152
Thereafter	498,846
$1,706,497

The Company had $14,600 of issued and unused letters of credit at December 31, 2012.

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

The Company determined the fair value of the liability for this contingent consideration payment based on a probability-weighted approach, which through the first quarter of 2011 would have resulted in the maximum contingent consideration being paid. During the second quarter of 2011, the acquired company’s performance expectations were reduced as a result of a softening in demand in the defense market and the related deferral of certain defense related programs to periods beyond 2011 and therefore outside the contractual earn-out period. Therefore, it was determined that the payment related to 2011 profitability levels was no longer probable and the Company adjusted the remaining contingent consideration liability of approximately $17,800 as a gain in operating income. This adjustment had an impact on net income of approximately $11,200 in 2011. Based on the actual 2011 results of the acquired company, it was confirmed that the 2012 contingent consideration payment was in fact not payable.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are derivative instruments.  The Company’s derivative instruments represent forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value heirarchy. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2012 and 2011 are as follows:

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(6,018)	$—	$(6,018)	$—
Total	$(6,018)	$—	$(6,018)	$—

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$5,105	$—	$5,105	$—
Total	$5,105	$—	$5,105	$—

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 5—Derivative Instruments

The Company is exposed to certain risks related to its ongoing business operations.  The primary risks managed by using derivative instruments are foreign exchange rate risk and interest rate risk. Foreign exchange rate forward contacts were entered into in 2012 to manage the currency exposures on intercompany loans used to fund recent acquisitions. The hedges will terminate in 2013 upon maturity of the respective intercompany loans.

Derivative instruments are required to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates foreign exchange rate forward contacts as cash flow hedges.

As of December 31, 2012 and 2011, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Assets
	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as cash flow hedges:
Forward contracts	Other accrued expenses	$(6,018)	$—
Forward contracts	Other current assets	—	5,105
Total derivatives designated as cash flow hedging instruments		$(6,018)	$5,105

For the years ended December 31, 2012 and 2011, $538 and $(287), respectively, were recognized in accumulated other comprehensive loss associated with foreign exchange rate forward contracts. The amounts reclassified from accumulated other comprehensive loss to foreign exchange gain/loss in the accompanying Consolidated Statements of Income during the years ended December 31, 2012, 2011 and 2010 were not material.

Note 6—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010

Income before income taxes:
United States	$145,856	$176,739	$225,334
Foreign	632,985	540,013	438,354
	$778,841	$716,752	$663,688

Current tax provision:
United States	$54,649	$44,769	$77,590
Foreign	163,060	128,608	79,607
	$217,709	$173,377	$157,197

Deferred tax provision (benefit):
United States	$7,749	$17,733	$3,020
Foreign	(6,125)	(3,200)	1,058
	1,624	14,533	4,078
Total provision for income taxes	$219,333	$187,910	$161,275

At December 31, 2012, the Company had $54,946 and $3,517 of foreign tax loss and credit carryforwards, and U.S. state tax loss and credit carryforwards net of federal benefit, respectively, of which $32,603 and $45, respectively, will either expire or be refunded at various dates through 2027 and the balance can be carried forward indefinitely.

A valuation allowance of $17,896 and $19,129 at December 31, 2012 and 2011, respectively, has been recorded which relates to the foreign net operating loss carryforwards and U.S. state tax credits.  The net change in the valuation allowance for deferred tax assets was a decrease of $1,233 and a decrease of $962 in 2012 and 2011, respectively, which was related to foreign net operating loss and foreign and U.S. state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2012	2011	2010

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	.6	.4	.8
Foreign earnings and dividends taxed at different rates	(7.9)	(8.2)	(11.5)
Valuation allowance	(.2)	(.2)	(1.0)
Tax impact of the delay in American Taxpayer Relief Act	1.5	—	—
Other	(.8)	(.8)	1.0
Effective tax rate	28.2%	26.2%	24.3%

The 2012 tax rate reflects an increase in tax expense of $11,300, or $0.07 per diluted common share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that are part of the tax provisions within the American Taxpayer Relief Act.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the related benefit to the Company of $11,300 relating to the 2012 tax year will be recorded as a benefit in the first quarter of 2013 at the date of reinstatement; as such, between the fourth quarter of 2012 and the first quarter of 2013, there is no net impact on the Company from an income statement perspective.  The 2011 tax rate reflects a reduction in tax expense of $4,493 for tax reserve adjustments relating to the completion of the audits of certain of the Company’s prior year tax returns.  The 2010 tax rate reflects reductions in tax expense of $20,700 for tax reserve adjustments relating to the completion of the audit of certain of the Company’s prior year tax returns.  Excluding these adjustments as well as the net impact of  acquisition related expenses, the loss incurred related to the 2011 Sidney flood and the 2011 contingent consideration gain, the Company’s effective tax rate for 2012, 2011 and 2010 was 26.7%, 26.8% and 27.4%, respectively.

The Company’s deferred tax assets and liabilities included in Other Current Assets, Other Long-Term Assets and in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets, excluding the valuation allowance, comprised the following:

	December 31,
	2012	2011
Deferred tax assets relating to:
Accrued liabilities and reserves	$21,841	$16,363
Operating loss and tax credit carryforwards	17,967	18,270
Pensions, net	56,584	48,105
Inventory reserves	18,615	17,173
Employee benefits	30,298	29,760
	$145,305	$129,671

Deferred tax liabilities relating to:
Goodwill	$90,506	$74,013
Depreciation	6,982	7,086
Contingent consideration	6,591	6,591
	$104,079	$87,690

At December 31, 2012 and 2011, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $16,171 and $21,886, respectively.

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Unrecognized tax benefits as of January 1	$20,215	$22,560	$35,528
Gross increases and gross decreases for tax positions in prior periods	11,268	(64)	2,036
Gross increases - current period tax position	1,483	2,278	2,968
Settlements	(3,127)	(451)	(11,880)
Lapse of statute of limitations	(3,458)	(4,108)	(6,092)
Unrecognized tax benefits as of December 31	$26,381	$20,215	$22,560

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2012, 2011 and 2010, the provision for income taxes included a net benefit of $315, $566 and $4,566 in estimated interest and penalties.  As of December 31, 2012, 2011 and 2010, the liability for unrecognized tax benefits included $2,812, $3,131 and $2,591 for tax-related interest and penalties.

The Company operates in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2009 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2012, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was $16,171 the majority of which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of $5,600.

Note 7—Equity

Stock-Based Compensation:

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of the Company and its subsidiaries.  The Company currently also maintains the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  No additional options can be granted under the 2000 Option Plan.  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. As of December 31, 2012, there were 4,970,270 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000

Option Plan and the 2009 Option Plan vest ratably over a period of five years and are exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of December 31, 2012, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 70,000, although no additional options are expected to be granted under this plan.  Options granted under the Directors Option Plan vest ratably over a period of three years and are exercisable over a period of ten years from the date of grant.

In May 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “Restricted Stock Plan”). The Restricted Stock Plan is administered by the Company’s Board of Directors.  As of December 31, 2012, the maximum number of restricted shares available for future grants under the Restricted Stock Plan was 108,571.  Restricted shares granted under the Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

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

Stock Options

Stock option activity for 2010, 2011 and 2012 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at January 1, 2010	12,704,303	$29.58	7.16
Options granted	2,602,500	43.00
Options exercised	(2,331,429)	19.99
Options forfeited	(269,050)	37.18
Options outstanding at December 31, 2010	12,706,324	33.93	7.18
Options granted	2,551,350	53.45
Options exercised	(1,037,674)	25.14
Options forfeited	(203,100)	39.75
Options outstanding at December 31, 2011	14,016,900	38.00	6.89
Options granted	2,990,000	53.31
Options exercised	(3,252,961)	29.33
Options forfeited	(307,220)	42.84
Options outstanding at December 31, 2012	13,446,719	43.39	7.08	$286,596
Vested and non-vested expected to vest at December 31, 2012	12,329,575	43.01	6.98	$267,483
Exercisable at December 31, 2012	5,495,542	$37.02	5.55	$152,103

A summary of the status of the Company’s non-vested options as of December 31, 2012 and changes during the year then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at January 1, 2012	7,636,576	$13.41
Options granted	2,990,000	12.96
Options vested	(2,368,179)	13.07
Options forfeited	(307,220)	13.09
Non-vested options at December 31, 2012	7,951,177	$13.36

The weighted-average fair value at the grant date of options granted during 2011 and 2010 was $14.19 and $14.69, respectively.

During the years ended December 31, 2012, 2011, and 2010, the following activity occurred under the Company’s option plans:

	2012	2011	2010
Total intrinsic value of stock options exercised	$95,891	$29,697	$67,841
Total fair value of stock options vested	30,964	28,563	23,714

On December 31, 2012 the total compensation cost related to non-vested options not yet recognized is approximately $75,901, with a weighted average expected amortization period of 3.24 years.

Restricted Shares

As of December 31, 2012, the Company has issued 16,429 restricted shares with a weighted-average fair value at grant date of $53.26 per share.  As of December 31, 2012, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $348 with a weighted average expected amortization period of 0.39 years.

Stock Repurchase Program:

In January 2011, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 20,000,000 shares of its common stock during the three year period ending January 31, 2014 (the “2011 Program”). During the twelve months ended December 31, 2012, the Company repurchased 6,571,611 shares of its common stock under the 2011 Program for approximately $380,000.  During the twelve months ended December 31, 2011, the Company repurchased 13,428,389 shares of its common stock for approximately $672,200.  These treasury shares have been retired by the Company and common stock and accumulated earnings were reduced accordingly.  As of December 31, 2012, the Company has repurchased all shares authorized under the 2011 Program.

In January 2013, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10,000,000 shares of its common stock during the two year period ending January 31, 2015 (the “2013 Program”). The price and timing of any such purchases under the 2013 Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  Through February 15, 2013, the Company has repurchased 743,877 shares of its common stock under the 2013 Program for $50,290.  These treasury shares will be retired by the Company and common stock and accumulated earnings will be reduced accordingly.  At February 15, 2013, approximately 9,256,123 additional shares of common stock may be repurchased under the 2013 Program.

Dividends:

After declaration by the Board of Directors, the Company paid a quarterly dividend on its common stock of $0.105 per share in 2012 and $0.015 per share in 2011.  Total dividends declared during 2012, 2011 and 2010 were $67,677, $10,097 and $10,449,  respectively. Total dividends paid in 2012 were $70,122, including those declared in 2011 and paid in 2012, total dividends paid in 2011 were $10,282, including those declared in 2010 and paid in 2011, and total dividends paid in 2010 were $10,413, including those declared in 2009 and paid in 2010.

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising accumulated other comprehensive income (loss) included in equity at December 31, 2012, 2011 and 2010 are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Derivatives	Defined Benefit Plan Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2010	$24,141	$(2,363)	$(121,868)	$(100,090)
Translation adjustments	17,465	—	—	17,465
Revaluation of interest rate derivatives, net of tax of $1,486	—	2,363	—	2,363
Defined benefit plan liability adjustment, net of tax of $2,639	—	—	(4,495)	(4,495)
Balance at December 31, 2010	41,606	—	(126,363)	(84,757)
Translation adjustments	(10,154)	—	—	(10,154)
Revaluation of interest rate derivatives, net of tax of $173	—	(287)	—	(287)
Defined benefit plan liability adjustment, net of tax of $12,959	—	—	(24,859)	(24,859)
Balance at December 31, 2011	31,452	(287)	(151,222)	(120,057)
Translation adjustments	25,858	—	—	25,858
Revaluation of forward contract derivatives, net of tax of $39	—	538	—	538
Defined benefit plan liability adjustment, net of tax of $8,936	—	—	(23,343)	(23,343)
Balance at December 31, 2012	$57,310	$251	$(174,565)	$(117,004)

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

	2012	2011	2010
Net income attributable to Amphenol Corporation shareholders	$555,317	$524,191	$496,405
Basic average common shares outstanding	161,522,080	169,640,115	173,785,650
Effect of dilutive stock options	2,425,031	2,185,473	2,540,343
Dilutive average common shares outstanding	163,947,111	171,825,588	176,325,993
Earnings per share:
Basic	$3.44	$3.09	$2.86
Diluted	$3.39	$3.05	$2.82

Excluded from the computations above were anti-dilutive common shares of 4,551,578, 4,286,519 and 2,570,500 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 9—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans”). The largest international pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $70,000 and $48,000 at December 31, 2012 and 2011, respectively. Total required contributions to be made during 2013 for the unfunded International Plans amount to approximately $3,700. This amount, which is classified as other accrued expenses, and the obligations discussed above, are included in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations; for each year presented below, projected benefits exceed assets.

	December 31,
	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$488,609	$457,321
Service cost	9,175	7,832
Interest cost	22,021	22,684
Plan participants’ contributions	—	—
Plan amendments	271	—
Actuarial loss	66,617	27,642
Foreign exchange translation	4,604	(2,450)
Benefits paid	(25,939)	(24,420)
Projected benefit obligation at end of year	565,358	488,609

Change in plan assets:
Fair value of plan assets at beginning of year	295,054	296,530
Actual return on plan assets	38,022	(2,001)
Employer contributions	21,830	22,844
Foreign exchange translation	1,982	(2,131)
Benefits paid	(22,465)	(20,188)
Fair value of plan assets at end of year	334,423	295,054

Funded status	$(230,935)	$(193,555)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $541,093 and $469,547 at December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2012	2011	2010
Components of net pension expense:
Service cost	$7,714	$7,073	$5,907
Interest cost	22,021	22,684	23,100
Expected return on plan assets	(24,951)	(25,226)	(28,016)
Net amortization of actuarial losses	20,454	14,528	17,051

Net pension expense	$25,238	$19,059	$18,042

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate:
U.S. plans	3.75%	4.45%	3.45%	4.25%
International plans	3.97%	4.97%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.57%	2.83%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate:
U.S. plans	4.45%	5.20%	5.75%	4.25%	4.85%	5.40%
International plans	4.97%	5.26%	5.46%	n/a	n/a	n/a
Expected long-term return on assets:
U.S. plans	8.00%	8.25%	8.25%	n/a	n/a	n/a
International plans	5.66%	6.30%	6.63%	n/a	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	3.00%	n/a	n/a	n/a
International plans	2.83%	2.97%	2.96%	n/a	n/a	n/a

The pension expense for the U.S. Plans and the International Plans (the “Plans”) approximated $25,200, $19,100 and $18,000 in 2012, 2011 and 2010, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the respective Plans’ assets.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The Company’s U.S. Plans comprised the majority of the accrued benefit obligation, pension assets and pension expense. The discount rate for the U.S. Plans was 3.75% at December 31, 2012 and 4.45% at December 31, 2011. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 50 basis points, the accrued benefit obligation would have decreased or increased by approximately $23,000.

The Company’s investment strategy for the Plans’ assets is to achieve a rate of return on plan assets equal to or greater than the average for the respective investment classification through prudent allocation and periodic rebalancing between fixed income and equity instruments. The current investment policy includes a strategy to maintain an adequate level of diversification, subject to portfolio risks.  The target allocations for the U.S. Plans, which represent the majority of the Plans’ assets, are 60% equity and 40% fixed income.  Short-term strategic ranges for investments are established within these long term target percentages.  The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks.  As of December 31, 2012, there were no significant concentrations of risks in the Company’s defined benefit plan assets.  The Company does not invest pension assets and does not instruct investment managers to invest pension assets in Amphenol securities.  The Plans may indirectly hold the Company’s securities as a result of external investment management in certain commingled funds.  Such holdings would not be material relative to the Plans’ total assets.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 9%, which has been in excess of these broad equity and bond benchmark indices. As described above, the expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of 60% with equity managers (with an expected long-term rate of return of approximately 9%) and 40% with fixed income managers (with an expected long-term rate of return of approximately 7%).  As of December 31, 2012 and 2011, the asset allocation was 62% with equity managers and 37% with fixed income managers and 1% in cash for both years.  The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plans at December 31, 2012 and 2011 is approximately 8.00% and 8.25%, respectively.

The Company’s plan assets are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The process requires judgment and may have effect on the placement of the plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension plans’ assets at December 31, 2012 and 2011 by asset category are as follows (refer to Note 4 for definitions of Level 1, 2 and 3 inputs):

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities:
U.S. equities – large cap	$93,047	$71,668	$21,379	$—
U.S. equities – small/mid cap and other	25,159	—	25,159	—
International equities – growth	42,057	42,057	—	—
International equities – other	47,972	5,276	42,696	—
	208,235	119,001	89,234	—

Fixed income securities:
U.S. fixed income securities – intermediate term	59,983	59,983	—	—
U.S. fixed income securities – high yield	22,409	—	22,409	—
International fixed income securities – other	40,923	—	40,923	—
	123,315	59,983	63,332	—

Cash and cash equivalents	2,873	2,873	—	—
Total	$334,423	$181,857	$152,566	$—

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities:
U.S. equities – large cap	$80,651	$80,651	$—	$—
U.S. equities – small/mid cap and other	22,579	—	22,579	—
International equities – growth	35,878	35,878	—	—
International equities – other	41,371	4,451	36,920	—
	180,479	120,980	59,499	—

Fixed income securities:
U.S. fixed income securities – intermediate term	54,398	54,398	—	—
U.S. fixed income securities – high yield	18,490	—	18,490	—
International fixed income securities – other	38,602	—	38,602	—
	111,490	54,398	57,092	—

Cash and cash equivalents	3,085	3,085	—	—
Total	$295,054	$178,463	$116,591	$—

Equity securities consist primarily of publicly traded U.S. and Non-U.S. equities.  Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded.  Certain Level 2 equity securities held in commingled funds are valued at unitized net asset value (“NAV”) based on the fair value of the underlying net assets owned by the funds.

Fixed income securities consist primarily of government securities and corporate bonds.  They are valued at the closing price in the active market or at quotes obtained from brokers/dealers or pricing services.  Certain Level 2 fixed income securities held within commingled funds are valued at NAV as determined by the custodian of the funds based on the fair value of the underlying net assets of the funds.

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

As of December 31, 2012, the amounts before tax for unrecognized net loss, net prior service cost and net transition asset in accumulated other comprehensive income related to the Plans above are $255,949, $9,976 and $445 respectively. As of December 31, 2011, the amounts before tax for unrecognized net loss, net prior service cost and net transition asset in accumulated other comprehensive income related to the Plans above are $219,022, $11,874, and $543, respectively. The estimated net loss, prior service cost and net transition asset for the Plans above that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $23,513, $1,985 and $112, respectively.

The Company made cash contributions to the Plans of $21,800, $22,800, and $17,300 in 2012, 2011, and 2010, respectively, and estimates that, based on current actuarial calculations, it will make cash contributions to the Plans in 2013 of approximately $21,000, most of which is to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

2013	$23,010
2014	23,874
2015	25,002
2016	26,250
2017	27,243
2018-2022	153,825

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $2,700, $2,500 and $2,200 in 2012, 2011 and 2010, respectively.

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the benefit obligation was 3.45% and 4.25% at December 31, 2012 and 2011, respectively. Summary information on the Company’s OPEB programs is as follows:

	December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$16,698	$19,095
Service cost	179	198
Interest cost	677	843
Paid benefits and expenses	(1,141)	(1,139)
Actuarial (gain) loss	(700)	(2,299)

Benefit obligation at end of year	$15,713	$16,698

The accumulated benefit obligation for the Company’s OPEB plan was equal to its projected benefit obligation at December 31, 2012 and 2011.

	Year ended December 31,
	2012	2011	2010
Components of net post-retirement benefit cost:
Service cost	$179	$198	$165
Interest cost	677	843	786
Amortization of transition obligation	62	62	62
Net amortization of actuarial losses	965	1,291	882

Net postretirement benefit cost	$1,883	$2,394	$1,895

As of December 31, 2012, the amounts for unrecognized net loss, net prior service cost and net transition obligation in accumulated other comprehensive income related to OPEB programs are $8,082, nil and nil, respectively. The estimated net loss, prior service cost and net transition obligation for the OPEB programs that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $810, nil and nil, respectively.

Benefit payments for the OPEB plan, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate are expected to be approximately $1,100 per year for the next ten years.

Note 10—Leases

At December 31, 2012, the Company was committed under operating leases which expire at various dates.  Total rent expense under operating leases for the years 2012, 2011 and 2010 was approximately $30,000, $31,000 and $32,000, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2013	$30,856
2014	22,252
2015	16,428
2016	7,923
2017	4,686
Beyond 2017	598
Total minimum obligation	$82,743

Note 11—Business Combinations

During the year ended December 31, 2012, goodwill of approximately $186,627 was recognized related primarily to five businesses acquired during the period, of which $144,762 relates to the Interconnect Products and Assemblies segment with the remainder to the Cable Products segment.  The acquisitions were not material to the Company either individually or in the aggregate.

Note 12—Goodwill and Other Intangible Assets

As of December 31, 2012, the Company has goodwill totaling $1,932,740, of which $1,817,326 related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  In 2012, goodwill and intangible assets increased by approximately $186,600 and $34,500, respectively, primarily as a result of four acquisitions in the Interconnect Products and Assemblies segment and one acquisition in the Cable segment made during the year.  In 2011, goodwill and intangible assets increased by approximately $212,800 and $32,800, respectively, primarily as a result of two acquisitions in the Interconnect Products and Assemblies segment made during the year. The Company is in the process of completing its analysis of fair value of the assets acquired related to its 2012 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

The Company does not have any intangible assets not subject to amortization other than goodwill. A summary of the Company’s amortizable intangible assets as of December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$166,800	$54,000	$134,700	$38,800
Proprietary technology	44,200	18,800	41,800	15,300
License agreements	6,000	5,300	6,000	4,600
Trade names and other	9,400	7,700	9,400	9,200
Total	$226,400	$85,800	$191,900	$67,900

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 13 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 10 years at December 31, 2012.

Intangible assets are included in other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate amortization expense for the years ended December 31, 2012, 2011 and 2010 was approximately $19,800,  $15,200 and 14,000, respectively.  Amortization expense estimated for each of the next five fiscal years is approximately $19,400 in 2013, $17,500 in 2014, $17,000 in 2015, $16,200 in 2016 and $16,000 in 2017.

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

	Interconnect Products and Assemblies			Cable Products			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010

Net sales
—external	$3,987,286	$3,666,042	$3,293,119	$304,779	$273,744	$260,982	$4,292,065	$3,939,786	$3,554,101
—intersegment	4,928	5,645	3,002	19,557	23,118	19,722	24,485	28,763	22,724
Depreciation and amortization	107,466	107,021	93,641	2,419	3,177	3,493	109,885	110,198	97,134
Segment operating income	858,066	787,323	725,946	41,139	34,813	35,472	899,205	822,136	761,418
Segment assets (excluding goodwill)	2,870,280	2,333,249	2,253,638	134,842	104,163	83,961	3,005,122	2,437,412	2,337,599
Additions to property, plant and equipment	125,527	97,459	106,267	3,353	2,570	3,165	128,880	100,029	109,432

Reconciliation of segment operating income to consolidated income before income taxes:

	2012	2011	2010

Segment operating income	$899,205	$822,136	$761,418

Interest expense	(59,613)	(43,029)	(40,741)
Interest income	11,512	10,245	5,046
Stock-based compensation expense	(31,412)	(28,679)	(25,385)
Casualty loss related to flood	—	(21,479)	—
Change in contingent acquisition related obligation	—	17,813	—
Acquisition-related expenses	(2,000)	(2,000)	—
Other costs, net	(38,851)	(38,255)	(36,650)
Consolidated income before income taxes	$778,841	$716,752	$663,688

Reconciliation of segment assets to consolidated total assets:

	2012	2011

Segment assets excluding goodwill	$3,005,122	$2,437,412
Goodwill	1,932,740	1,746,113
Other assets	277,601	261,700
Consolidated total assets	$5,215,463	$4,445,225

Geographic information:

	Net sales			Land and depreciable assets, net
	2012	2011	2010	2012	2011	2010
United States	$1,379,684	$1,268,936	$1,258,167	$121,823	$110,042	$116,591
China	1,065,058	980,239	851,626	138,006	131,001	131,805
Other international locations	1,847,323	1,690,611	1,444,308	157,607	139,458	118,600
Total	$4,292,065	$3,939,786	$3,554,101	$417,436	$380,501	$366,966

Revenues by geographic area are based on the customer location to which the product is shipped.

Note 14—Casualty Loss Related to Flood

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding in New York State in early September 2011. As a result, the Company recorded a charge of approximately $21,500 ($13,500 after taxes) in the full year 2011, for property-related damage, as well as cleanup and repair efforts incurred, net of insurance recoveries. This charge includes the Company’s loss for damaged inventory and machinery and equipment. The Sidney, New York manufacturing facility had limited manufacturing and sales activity in September 2011, which reduced sales activity primarily during the third quarter of 2011, but the plant was substantially back to full production by the end of the fourth quarter of 2011.

Note 15—Other Income, net

The components of other income, net are set forth below:

	Year Ended December 31,
	2012	2011	2010
Agency and commitment fees	$(1,473)	$(1,192)	$(1,656)
Interest income	11,512	10,245	5,046
Other	70	(950)	682
	$10,109	$8,103	$4,072

Note 16—Commitments and Contingencies

The Company and its subsidiaries have been named as defendants in several legal actions in which various amounts are claimed arising from normal business activities.  Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, in the opinion of management, such matters are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Subsequent to the acquisition of Amphenol from Allied Signal Corporation (“Allied Signal”) in 1987 (Allied Signal merged with Honeywell International Inc. in December 1999 (“Honeywell”)), the Company and Honeywell were named jointly and severally liable as potentially responsible parties in connection with several environmental cleanup sites. The Company and Honeywell jointly consented to perform certain investigations and remediation and monitoring activities at two sites, the “Route 8” landfill and the “Richardson Hill Road” landfill, and they were jointly ordered to perform work at another site, the “Sidney” landfill. All of the costs incurred relating to these three sites are currently reimbursed by Honeywell based on an agreement (the “Honeywell Agreement”) entered into in connection with the acquisition in 1987. The environmental investigation, remediation and monitoring activities identified by the Company, including those referred to above, are covered under the Honeywell Agreement.  Management does not believe that the costs associated with resolution of these or any other environmental matters will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2012, the Company had commitments to purchase $177,879 in 2013 and $1,922 in 2014.

Note 17—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30		September 30		December 31
2012
Net sales	$981,604	$1,061,107		$1,103,376		$1,145,978
Gross profit	309,271	334,161		344,329		355,451
Operating income	185,279	206,176		215,670		221,220
Net income attributable to Amphenol Corporation	126,563	140,942		147,450		140,362	(1)
Net income per share—Basic	0.78	0.87		0.91		0.88	(1)
Net income per share—Diluted	0.77	0.86		0.90		0.86	(1)
2011
Net sales	$940,585	$1,017,738		$1,032,754		$948,709
Gross profit	304,124	321,222		323,477		294,837
Operating income	186,085	214,874	(2)	186,059	(3)	164,660	(4)
Net income attributable to Amphenol Corporation	127,958	147,751	(2)	134,623	(3)	113,859	(4)
Net income per share—Basic	0.73	0.86	(2)	0.80	(3)	0.69	(4)
Net income per share—Diluted	0.72	0.85	(2)	0.79	(3)	0.69	(4)

(1)         Includes acquisition related transaction costs of $2,000, or $0.01 per share after taxes, relating to 2012 acquisitions, and income tax costs relating to a delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 of $11,300, or $0.07 per share, relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the related benefit to the Company of $11,300, or $0.07 per share, relating to the 2012 tax year will be recorded as a benefit in the first quarter of 2013 at the date of the reinstatement; as such between the fourth quarter of 2012 and the first quarter of 2013, there is no net impact on the Company from an income statement perspective.  Net income per diluted common share for the quarter ended December 31, 2012, excluding the effects of these items, is $0.94.

(2)         Includes a contingent payment adjustment of approximately $17,800, less a tax expense of $6,600, or $0.06 per share after taxes.  Net income per diluted common share for the quarter ended June 30, 2011, excluding the effect of this item, is $0.79.

(3)         Includes a charge for expenses incurred in connection with a flood at the Company’s Sidney, New York facility of $12,800, less tax benefit of $4,700, or $0.05 per share after taxes, as well as a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of $4,500, or $0.03 per share.  Net income per diluted common share for the quarter ended September 30, 2011, excluding the effects of these items, is $0.81.

(4)         Includes a charge for expenses incurred in connection with a flood at the Company’s Sidney, New York facility of $8,600, less tax benefit of $3,200, or $0.03 per share after taxes, and acquisition related transaction costs of $2,000, less a tax benefit of $200, or $0.01 per share after taxes, relating to 2011 acquisitions.  Net income per diluted common share for the quarter ended December 31, 2011, excluding the effects of these items, is $0.73.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2012 that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Deloitte and Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2012 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

February 22, 2013

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2012

Schedule

II—Valuation and Qualifying Accounts	57

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

(a)(3) Listing of Exhibits

See the Index of Exhibits immediately following the signature page of this annual report on Form 10-K.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	Balance at beginning of period	Charged to cost and expenses	Additions (Deductions)	Balance at end of period

Receivable Reserves:
Year ended 2012	$11,113	$1,407	$(2,148)	$10,372
Year ended 2011	14,946	(347)	(3,486)	11,113
Year ended 2010	18,785	498	(4,337)	14,946

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 22nd day of February, 2013.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ R. Adam Norwitt	President and Chief Executive Officer	February 22, 2013
R. Adam Norwitt	(Principal Executive Officer)

/s/ Diana G. Reardon	Executive Vice President and Chief Financial Officer	February 22, 2013
Diana G. Reardon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 22, 2013
Martin H. Loeffler

/s/ Ronald P. Badie	Director	February 22, 2013
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 22, 2013
Stanley L. Clark

/s/ David P. Falck	Director	February 22, 2013
David P. Falck

/s/ Edward G. Jepsen	Director	February 22, 2013
Edward G. Jepsen

/s/ Andrew E. Lietz	Director	February 22, 2013
Andrew E. Lietz

/s/ John R. Lord	Director	February 22, 2013
John R. Lord

/s/ Dean H. Secord	Director	February 22, 2013
Dean H. Secord

Index of Exhibits

3.1	Amphenol Corporation, Amended and Restated By-Laws, dated May 24, 2012 (filed as Exhibit 3.1 to the June 30, 2012 10-Q).*
3.2	Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
3.4	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 24, 2012 (filed as Exhibit 3.2 to the June 30, 2012 10-Q).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated November 5, 2009, establishing the 4.75% Senior Notes due 2014 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 5, 2009).*
4.3	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
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

10.4

Amendment to Receivables Purchase Agreement dated September 9, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.5 to the September 30, 2011 10-Q).*

10.5	Amendment to Receivables Purchase Agreement dated January 17, 2013 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent. **
10.6	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.7	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.8	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.9	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.10	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.11	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.12	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.13	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.14	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.15	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.16	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated May 23, 2012 (filed as Exhibit 10.18 to the June 30, 2012 10-Q).*
10.17

Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated August 14, 2012 (filed as Exhibit 10.19 to the September 30, 2012 10-Q).*

10.18	Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated December 19, 2012. **
10.19	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.20	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.21	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.22	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.23	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.24	2012 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2011 10-K).*
10.25	2013 Amphenol Corporation Management Incentive Plan. **
10.26	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
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