Form 10-K/A
period 2012-12-31
AMPHENOL CORP /DE/
filed 2013-03-11
CIK 820313

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

EXPLANATORY NOTE

Amphenol Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2013 for the sole purpose of adding the electronic signature of the Company’s independent registered public accounting firm, Deloitte and Touche LLP, to the Report of Independent Registered Public Accounting Firm for the consolidated financial statements and the financial statements schedule listed in the Index at Item 15, and the effectiveness of the Company’s internal control over financial reporting.  The signature was inadvertently omitted from the previously filed Form 10-K.

In order to comply with certain requirements of the SEC’s rules in connection with the filing of this Amendment on Form 10-K/A, this amendment includes (i) the complete text of Item 8. Financial Statements and Supplementary Data and (ii) Item 15. Exhibits, Financial Statement Schedules.  This Amendment No. 1 on Form 10-K/A does not change or update the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

Consistent with the rules of the SEC, the certifications of the Company’s principal executive officer and principal financial officer as of the date of this Amendment No. 1 on Form 10-K/A are attached as exhibits to this Amendment No. 1 on Form 10-K/A. The only change in these certifications is their date.

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

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each June 30. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products”, as the components of these reportable business segments have similar economic characteristics. In 2012, the Company utilized the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test in accordance with ASU 2011-08, Intangibles — Goodwill and Other: Testing for Goodwill Impairment (“ASU 2011-08”), which was adopted by the Company effective January 1, 2012. An entity is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount.  As of June 30, 2012, and for each previous year in which the impairment test has been performed, the estimated fair value of the Company’s reporting units significantly exceeded their carrying values and therefore, the Company has not recognized any goodwill impairment in 2012, 2011 or 2010 in connection with its annual impairment test.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 11th day of March, 2013.

AMPHENOL CORPORATION

/s/ Diana G. Reardon
Diana G. Reardon
Executive Vice President and Chief Financial Officer

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
10.1

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.2

Amendment to Receivables Purchase Agreement dated as of May 26, 2009 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2009 10-Q).*

10.3

Amendment to Receivables Purchase Agreement dated February 1, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.4 to the December 31, 2010 10-K).*

10.4

Amendment to Receivables Purchase Agreement dated September 9, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.5 to the September 30, 2011 10-Q).*

10.5

Amendment to Receivables Purchase Agreement dated January 17, 2013 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.5 to the December 31, 2012 10-K).*

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
10.17

Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated August 14, 2012 (filed as Exhibit 10.19 to the September 30, 2012 10-Q).*

10.18

Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated December 19, 2012 (filed as Exhibit 10.18 to the December 31, 2012 10-K).*

10.19	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.20	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-

K).*
10.21	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.22	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.23	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.24	2012 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2011 10-K).*
10.25	2013 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.25 to the December 31, 2012 10-K).*
10.26	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
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

10.38	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.39	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the December 31, 2012 10-K).*
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document (filed as Exhibit 101.INS to the December 31, 2012 10-K).*
101.SCH	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to the December 31, 2012 10-K).*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to the December 31, 2012 10-K).*
101.DEF	XBRL Taxonomy Extension Definition Document (filed as Exhibit 101.DEF to the December 31, 2012 10-K).*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to the December 31, 2012 10-K).*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to the December 31, 2012 10-K).*

*                                         Incorporated herein by reference as stated.

**                                  Filed herewith.