Form 10-Q
period 2013-03-31
AMPHENOL CORP /DE/
filed 2013-05-03
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the total number of shares outstanding of Class A Common Stock was 159,821,514.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$734,993	$690,850
Short-term investments	286,909	251,653
Total cash, cash equivalents and short-term investments	1,021,902	942,503
Accounts receivable, less allowance for doubtful accounts of $10,883 and $10,372, respectively	861,598	910,711
Inventories	711,581	733,718
Other current assets	130,590	119,983

Total current assets	2,725,671	2,706,915

Land and depreciable assets, less accumulated depreciation of $731,328 and $715,895, respectively	415,943	417,436
Goodwill	1,919,929	1,932,740
Other long-term assets	152,418	158,372

	$5,213,961	$5,215,463

Liabilities & Equity
Current Liabilities:
Accounts payable	$445,517	$496,525
Accrued salaries, wages and employee benefits	83,161	89,142
Accrued income taxes	82,912	94,341
Other accrued expenses	111,234	108,213
Short-term debt	92,190	100,293

Total current liabilities	815,014	888,514

Long-term debt	1,596,050	1,606,204
Accrued pension and post-employment benefit obligations	246,707	244,571
Other long-term liabilities	39,123	33,992
Equity:
Common stock	160	160
Additional paid-in capital	385,935	336,683
Accumulated earnings	2,261,073	2,210,120
Accumulated other comprehensive loss	(141,760)	(117,004)

Total shareholders’ equity attributable to Amphenol Corporation	2,505,408	2,429,959

Noncontrolling interests	11,659	12,223
Total equity	2,517,067	2,442,182

	$5,213,961	$5,215,463

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$1,079,805	$981,604
Cost of sales	741,913	672,333
Gross profit	337,892	309,271
Selling, general and administrative expense	130,935	123,992
Operating income	206,957	185,279

Interest expense	(15,457)	(13,749)
Other income, net	2,785	2,187
Income before income taxes	194,285	173,717
Provision for income taxes	(40,672)	(46,469)
Net income	153,613	127,248
Less: Net income attributable to noncontrolling interests	(606)	(685)

Net income attributable to Amphenol Corporation	$153,007	$126,563

Net income per common share-Basic	$0.96	$0.78

Weighted average common shares outstanding-Basic	159,738,168	162,861,863

Net income per common share-Diluted	$0.94	$0.77

Weighted average common shares outstanding-Diluted	162,713,002	165,355,138

Dividends declared per common share	$0.105	$0.105

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$153,613	$127,248
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24,707)	16,164
Revaluation of derivatives	28	262
Total other comprehensive (loss) income, net of tax	(24,679)	16,426

Total comprehensive income	128,934	143,674

Less: Comprehensive income attributable to noncontrolling interests	(683)	(701)

Comprehensive income attributable to Amphenol Corporation	$128,251	$142,973

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities:
Net income	$153,613	$127,248
Adjustments for cash from operating activities:
Depreciation and amortization	32,592	28,999
Stock-based compensation expense	8,283	7,491
Excess tax benefits from stock-based compensation payment arrangements	(8,720)	(5,429)
Net change in components of working capital	(12,135)	9,851
Net change in other long-term assets and liabilities	6,621	(3,956)

Cash flow provided by operating activities	180,254	164,204

Cash flow from investing activities:
Additions to property, plant and equipment	(29,685)	(31,523)
Proceeds from disposals of fixed assets	802	1,015
Purchases of short-term investments	(110,744)	(34,466)
Sales and maturities of short-term investments	75,488	46,065
Acquisitions, net of cash acquired	201	—

Cash flow used in investing activities	(63,938)	(18,909)

Cash flow from financing activities:
Issuance of senior notes	—	498,730
Borrowings under credit facilities	101,300	227,900
Repayments under credit facilities	(119,215)	(708,747)
Payments of fees and expenses related to debt financing	—	(4,315)
Proceeds from exercise of stock options	30,682	22,418
Excess tax benefits from stock-based compensation payment arrangements	8,720	5,429
Payments to shareholders of noncontrolling interests	(1,247)	—
Purchase and retirement of treasury stock	(85,300)	(81,885)
Dividend payments	—	(2,448)

Cash flow used in financing activities	(65,060)	(42,918)

Effect of exchange rate changes on cash and cash equivalents	(7,113)	3,520

Net change in cash and cash equivalents	44,143	105,897
Cash and cash equivalents balance, beginning of period	690,850	515,086

Cash and cash equivalents balance, end of period	$734,993	$620,983

Cash paid for:
Interest	$12,740	$2,640
Income taxes	38,852	45,063

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, and the related condensed consolidated statements of income, comprehensive income and cash flow for the three months ended March 31, 2013 and 2012 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report”).

Note 2—New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which clarifies preexisting guidance regarding the treatment of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity. ASU 2013-05 is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the Consolidated Statements of Income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company for the first quarter of 2013. The adoption of this update did not have any effect on the Company’s financial statements for the three months ended March 31, 2013.

Note 3—Inventories

Inventories consist of:

	March 31, 2013	December 31, 2012
Raw materials and supplies	$239,379	$243,127
Work in process	264,786	271,669
Finished goods	207,416	218,922
	$711,581	$733,718

Note 4—Reportable Business Segments

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products. The Interconnect Products and Assemblies segment produces antennas, connectors and interconnect assemblies primarily for the communications, defense, commercial aerospace, industrial and automotive markets. The Cable Products segment produces coaxial and flat ribbon cable and related products primarily for communication markets, including cable television. The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

The segment results for the three months ended March 31, 2013 and 2012 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2013	2012	2013	2012	2013	2012
Net sales
-external	$995,926	$908,035	$83,879	$73,569	$1,079,805	$981,604
-inter-segment	1,294	1,016	5,267	5,633	6,561	6,649
Segment operating income	213,301	190,859	11,600	10,676	224,901	201,535

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three months ended March 31,
	2013	2012
Segment operating income	$224,901	$201,535
Interest expense	(15,457)	(13,749)
Interest income	3,095	2,540
Stock-based compensation expense	(8,283)	(7,491)
Other costs, net	(9,971)	(9,118)
Income before income taxes	$194,285	$173,717

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income (earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the three months ended March 31, 2013 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2012	160	$160	$336,683	$2,210,120	$(117,004)	$—	$12,223	$2,442,182
Net income				153,007			606	153,613
Other comprehensive income					(24,756)		77	(24,679)
Payments to shareholders of noncontrolling interests							(1,247)	(1,247)
Purchase of treasury stock						(85,300)		(85,300)
Retirement of treasury stock	(1)	(1)		(85,299)		85,300		—
Stock options exercised, including tax benefit	1	1	40,969					40,970
Dividends declared				(16,755)				(16,755)
Stock-based compensation expense			8,283					8,283
Balance as of March 31, 2013	160	$160	$385,935	$2,261,073	$(141,760)	$—	$11,659	$2,517,067

A reconciliation of consolidated changes in equity for the three months ended March 31, 2012 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2011	163	$163	$189,166	$2,102,497	$(120,057)	$—	$13,017	$2,184,786
Net income				126,563			685	127,248
Other comprehensive income					16,410		16	16,426
Purchase of treasury stock						(81,885)		(81,885)
Retirement of treasury stock	(1)	(1)		(81,884)		81,885		—
Stock options exercised, including tax benefit	1	1	27,700					27,701
Dividends declared				(17,049)				(17,049)
Stock-based compensation expense			7,491					7,491
Balance as of March 31, 2012	163	$163	$224,357	$2,130,127	$(103,647)	$—	$13,718	$2,264,718

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares issuable upon the exercise of outstanding stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Net income attributable to Amphenol Corporation shareholders	$153,007	$126,563
Basic weighted average common shares outstanding	159,738,168	162,861,863
Effect of dilutive stock options	2,974,834	2,493,275
Diluted weighted average common shares outstanding	162,713,002	165,355,138
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.96	$0.78
Diluted	$0.94	$0.77

Excluded from the computations above were anti-dilutive stock options of 1,263,518 and 4,185,293 for the three months ended March 31, 2013 and 2012, respectively.

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

Note 8—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of the Company and its subsidiaries.  The Company continues to maintain the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  No additional options can be granted under the 2000 Option Plan.  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. As of March 31, 2013, there were 5,026,370 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of March 31, 2013, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 70,000, although no additional options are expected to be granted under this plan.  Options granted under the Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.

In May 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “Directors Restricted Stock Plan”). The Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of March 31, 2013, the maximum number of restricted shares available for grants under the Directors Restricted Stock Plan was 107,955.  Restricted shares granted under the Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended March 31, 2013, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $8,283 and $6,031, respectively.  For the three months ended March 31, 2012, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $7,491 and $5,353, respectively. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock Options

Stock option activity for the three months ended March 31, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	13,446,719	$43.39	7.08	$268,596
Options exercised	(1,043,444)	31.30
Options forfeited	(58,500)	50.58
Options outstanding at March 31, 2013	12,344,775	44.37	7.06	373,596
Vested and non-vested options expected to vest at March 31, 2013	11,297,092	$44.09	6.98	$345,248
Exercisable options at March 31, 2013	4,460,718	$38.38	5.59	$161,774

A summary of the status of the Company’s non-vested options as of March 31, 2013 and changes during the three months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2013	7,951,177	$13.36
Options vested	(8,620)	15.62
Options forfeited	(58,500)	13.50
Non-vested options at March 31, 2013	7,884,057	13.35

During the three months ended March 31, 2013 and 2012, the following activity occurred under the Company’s option plans:

	Three months ended March 31,
	2013	2012
Total intrinsic value of stock options exercised	$40,542	$24,819
Total fair value of stock options vested	135	119

As of March 31, 2013, the total compensation cost related to non-vested options not yet recognized is approximately $68,292 with a weighted average expected amortization period of 3.08 years.

Restricted Shares

As of March 31, 2013, the Company has issued 17,045 restricted shares with a weighted-average fair value at grant date of $53.78 per share.  As of March 31, 2013, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $148 with a weighted average expected amortization period of 0.15 years.

Note 9—Shareholders’ Equity

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10,000,000 shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three months ended March 31, 2013, the Company repurchased 1,243,561 shares of its common stock for approximately $85,300.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.

After declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock.  In January 2013, the Board of Directors approved the first quarter 2013 dividend on the Company’s common stock in the amount of $0.105 per share.  For the three months ended March 31, 2013, the Company paid dividends in the amount of nil and declared dividends in the amount of $16,755.  For the three months ended March 31, 2012, the Company paid dividends in the amount of $2,448 and declared dividends in the amount of $17,049.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (the “U.S. Plans”), which cover its U.S. employees and which represent the majority of the assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three months ended March 31, 2013 and 2012.

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,
	2013	2012	2013	2012
Service cost	$2,112	$1,945	$40	$45
Interest cost	5,207	5,527	127	169
Expected return on plan assets	(6,203)	(6,236)	—	—
Amortization of transition obligation	(27)	(27)	—	16
Amortization of prior service cost	495	541	—	—
Amortization of net actuarial losses	5,905	4,553	193	242
Net pension expense	$7,489	$6,303	$360	$472

For the three months ended March 31, 2013, the Company did not make a cash contribution to the U.S. Plans and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2013 of approximately $21,000, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the three months ended March 31, 2013 and 2012, the total matching contributions to these U.S. defined contribution plans were approximately $830 and $725, respectively.

Note 11—Goodwill and Other Intangible Assets

As of March 31, 2013, the Company has goodwill totaling $1,919,929, of which $1,804,515 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the three months ended March 31, 2013, goodwill decreased by $12,811, primarily as a result of currency translation.

The Company’s intangible assets are subject to amortization except for goodwill. A summary of the Company’s amortizable intangible assets as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$166,000	$57,800	$166,800	$54,000
Proprietary technology	44,200	19,700	44,200	18,800
License agreements	6,000	5,500	6,000	5,300
Trade names and other	9,400	7,800	9,400	7,700
Total	$225,600	$90,800	$226,400	$85,800

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 13 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 10 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended March 31, 2013 and 2012 was approximately $5,000 and $4,500, respectively.  As of March 31, 2013, amortization expense estimated for each of the next five fiscal years is approximately $19,300 in 2013, $17,400 in 2014, $16,900 in 2015, $16,100 in 2016, and $15,900 in 2017.

Note 12—Debt

Revolving Credit Facility

The Company has a $1,000,000 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2016. At March 31, 2013, borrowings and availability under the Revolving Credit Facility were $491,000 and $509,000, respectively.  As of March 31, 2013, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2013, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at March 31, 2013 was approximately $635,000 based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.

In January 2012, the Company issued $500,000 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498,730 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at March 31, 2013 was approximately $522,000 based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.

Receivables Securitization Facility

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In January 2013, the Company amended the Receivables Securitization Facility to extend the expiration date to January 2014.  Transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2012 and March 31, 2013 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as short-term debt.  At March 31, 2013, borrowings under the Receivables Securitization Facility were $91,900.  Fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at March 31, 2013 due to their relative short-term maturities and market interest rates and are therefore classified as Level 2 in the fair value hierarchy.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are derivative instruments.  The Company’s derivative instruments represent forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at March 31, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(1,451)	$—	$(1,451)	$—
Total	$(1,451)	$—	$(1,451)	$—

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(6,018)	$—	$(6,018)	$—
Total	$(6,018)	$—	$(6,018)	$—

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

As of March 31, 2013 and December 31, 2012, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Assets
	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as cash flow hedges:
Forward contracts	Other accrued expenses	$(1,451)	$(6,018)
Total derivatives designated as cash flow hedging instruments		$(1,451)	$(6,018)

For the three months ended March 31, 2013 and 2012, $(28) and $(262) were recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts, respectively.  The amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the three month periods ended March 31, 2013 and 2012 was not material.

Note 15—Income Taxes

The provision for income taxes for the first quarter of 2013 and 2012 was at an effective rate of 20.9% and 26.8%, respectively.  In the first quarter of 2013, the Company recorded a benefit of $11,300, or $0.07 per diluted common share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that are part of the tax provisions within the American Taxpayer Relief Act. Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the related benefit to the Company of $11,300 relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement; as such, between the fourth quarter of 2012 and the first quarter of 2013, there is no net impact on the Company from an income statement perspective.  Excluding this benefit, the Company’s effective tax rate for the first quarter of 2013 was 26.8%.

The Company is present in over sixty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2009 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2013, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $17,149, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $5,764.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net sales were $1,079.8 in the first quarter of 2013 compared to $981.6 in the prior year quarter, an increase of 10% in both U.S. dollars and in local currencies and 4% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Sales of interconnect products and assemblies in the first quarter of 2013 (approximately 92% of sales) increased 10% in both U.S. dollars and in local currencies compared to the same period in 2012 ($995.9 in 2013 versus $908.0 in 2012).  The sales growth was driven by increases in nearly all of the served markets and was led by mobile devices, commercial aerospace and industrial, with contributions from both organic growth and the Company’s acquisition program.  Sales of cable products in the first quarter of 2013 (approximately 8% of sales) increased 14% in U.S. dollars and 15% in local currencies compared to the same period in 2012 ($83.9 in 2013 versus $73.6 in 2012) due to a 2012 acquisition, which offset lower sales in the traditional cable products.  Cable products sales growth was primarily in the broadband market.

Geographically, sales in the United States in the first quarter of 2013 increased approximately 8%, compared to the same period in 2012 ($349.4 in 2013 versus $322.9 in 2012).  International sales in the first quarter of 2013 increased approximately 11% in both U.S. dollars and local currencies, compared to the same period in 2012 ($730.4 in 2013 versus $658.7 in 2012). The comparatively stronger U.S. dollar for the first quarter of 2013 had the effect of decreasing sales by approximately $2.1, compared to foreign currency translation rates for the same period in 2012.

The gross profit margin percentage was approximately 31.3% for the first quarter of 2013, compared to 31.5% for the first quarter of 2012.  The operating margin for the Interconnect Products and Assemblies segment for the first quarter of 2013 increased by approximately 40 basis points compared to the prior year quarter, primarily reflecting the positive impact of higher volume and cost reduction actions.  The operating margin for the Cable Products segment for the first quarter of 2013 decreased by approximately 70 basis points compared to the prior year quarter, primarily due to a favorable product mix in the prior year quarter.

Selling, general and administrative expenses increased to $130.9 for the first quarter of 2013, compared to $124.0 for the same period in 2012. Selling, general and administrative expenses increased approximately 6% in the first quarter of 2013 over the prior year quarter, compared to a 10% increase in sales and therefore declined as a percentage of sales from 12.6% in 2012 to 12.1% in 2013. The decrease as a percentage of sales relates primarily to cost control actions and product mix.  Administrative expenses increased approximately $3.0 for the first quarter of 2013 compared to the same period in 2012, primarily related to increases in stock-based compensation expense, employee-related benefits and amortization of acquisition related identified intangible assets, and represented approximately 4.4% and 4.6% of sales for the first quarter of 2013 and 2012, respectively.  Research and development expenses increased approximately $2.1 for the first quarter of 2013 compared to the same period in 2012, reflecting increases in expenses for new product development and represented approximately 2.3% of sales for both the first quarter of 2013 and 2012.  Selling and marketing expenses increased approximately $1.8 for the first quarter of 2013 compared to the same period in 2012, primarily related to the increase in sales volume and represented 5.4% and 5.7% of sales for the first quarter of 2013 and 2012, respectively.

Interest expense for the first quarter of 2013 was $15.5, compared to $13.7 for the same period in 2012.  The increases are primarily attributable to higher average debt levels related to the Company’s stock repurchase program and higher average borrowing costs due primarily to the issuance of the 4.00% Senior Notes in January 2012.

Other income, net, increased to $2.8 for the first quarter of 2013, compared to $2.2 for the same period in 2012, primarily related to higher interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes for the first quarter of 2013 and 2012 was at an effective rate of 20.9% and 26.8%, respectively.  In the first quarter of 2013, the Company recorded a benefit of $11.3, or $0.07 per diluted common share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that are part of the tax provisions within the American Taxpayer Relief Act. Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the related benefit to the Company of $11.3 relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement; as such, between the fourth quarter of 2012 and the first quarter of 2013, there is no net impact on the Company from an income statement perspective.  Excluding this benefit, the Company’s effective tax rate for the first quarter of 2013 was 26.8%.

The Company is present in over sixty taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2009 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2013, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $17.1, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $5.8.

Liquidity and Capital Resources

Cash flow provided by operating activities was $180.3 in the first three months of 2013 compared to $164.2 in the same 2012 period.  The increase in cash flow provided by operating activities for the first three months of 2013 compared to the same 2012 period is primarily due to an increase in net income and a net decrease in other long-term assets and liabilities, offset by a net increase in the components of working capital compared to a net decrease in the prior year quarter.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $12.1 in the first three months of 2013 due primarily to decreases in accounts payable and other accrued liabilities and an increase in other current assets of $49.7, $18.1 and $6.6, respectively, which were partially offset by a decrease in accounts receivable and inventory of $43.8 and $18.6, respectively.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow decreased $9.9 in the first three months of 2012 due primarily to an increase in accounts payable of $21.9, which was partially offset by increases in inventory and other current assets of $6.1 and $2.1, respectively, as well as a decrease in accrued liabilities of $3.2.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2013. Accounts receivable decreased $49.1 to $861.6 primarily reflecting lower sales levels and to a lesser extent translation resulting from the comparatively stronger U.S. dollar at March 31, 2013 compared to December 31, 2012 (“Translation”).  Days sales outstanding was approximately 73 days at March 31, 2013 compared to 72 days at December 31, 2012.  Inventories decreased $22.1 to $711.6 as a result of lower sales levels and Translation.  Inventory days increased from 83 days at December 31, 2012 to 86 days at March 31, 2013.  Other current assets increased $10.6 to $130.6 primarily due to an increase in other receivables and prepaid expenses.  Land and depreciable assets, net, decreased $1.5 to $415.9 primarily due to depreciation of $26.8 and Translation, partially offset by capital expenditures of $29.7.  Goodwill decreased $12.8 to $1,919.9 primarily as a result of Translation. Accounts payable decreased $51.0 to $445.5, primarily as a result of a decrease in purchasing activity during the period. Payable days were 54 at March 31, 2013 compared to 56 at December 31, 2012.  Total accrued expenses decreased $14.4 to $277.3, primarily due to the payment of incentive compensation during the quarter, and lower accrued wages and income taxes, partially offset by the accrual of dividends declared in March 2013 that were paid in April 2013. Other long-term liabilities increased $5.1 to $39.1 primarily due to an increase in deferred tax liabilities.

For the first three months of 2013, cash flow provided by operating activities of $180.3 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $39.4 were used to fund net repayments under credit facilities of $17.9, purchases of treasury stock of $85.3, capital expenditures (net of disposals) of $28.9, net purchases of short-term investments of $35.3, and payments to shareholders of noncontrolling interests of $1.2, which resulted in an increase in cash and cash equivalents of $44.1.  For the first three months of 2012, cash flow provided by operating activities of $164.2, proceeds from the 4.00% Senior Notes offering of $498.7, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $27.8 and net proceeds from sales of short-term investments of $11.6 were used to fund net repayments on the Revolving Credit Facility of $480.8, purchases of treasury stock of $81.9, capital expenditures (net of disposals) of $30.5, fees and expenses of $4.3 in connection with the issuance of the 4.00% Senior Notes and dividend payments of $2.4, which resulted in an increase in cash and cash equivalents of $105.9.

The Company has a $1,000.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2016. At March 31, 2013, borrowings and availability under the Revolving Credit Facility were $491.0 and $509.0, respectively.  As of March 31, 2013, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2013, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

In November 2009, the Company issued $600.0 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at March 31, 2013 was approximately $635.0 based on recent bid prices.

In January 2012, the Company issued $500.0 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498,730 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at March 31, 2013 was approximately $522.0 based on recent bid prices.

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In January 2013, the Company amended the Receivables Securitization Facility to extend the expiration date to January 2014.  Transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2012 and March 31, 2013 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as short-term debt.  At March 31, 2013, borrowings under the Receivables Securitization Facility were $91.9.  Fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at March 31, 2013.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company generally pays a quarterly dividend on its common stock.  For the three months ended March 31, 2013, the Company paid dividends in the amount of nil and declared dividends in the amount of $16.8.  For the three months ended March 31, 2012, the Company paid dividends in the amount of $2.4 and declared dividends in the amount of $17.0. The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Receivables Securitization Facility.

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

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three months ended March 31, 2013, the Company repurchased 1.2 million shares of its common stock for approximately $85.3.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.

For the three months ended March 31, 2013, the Company did not make a cash contribution to the U.S. defined benefit pension plans and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to its defined benefit pension plans in 2013 of approximately $21.0, the majority of which is to the U.S. defined benefit pension plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

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

Safe Harbor Statement

Statements in this Form 10-Q, which are other than historical facts, are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. While the Company believes such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. Please refer to Part I, Item 1A of the Company’s 2012 Annual Report, for some factors that could cause the actual results to differ from estimates. In providing forward-looking statements, the Company is not undertaking any duty or obligation to update these statements publicly as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2012 Annual Report.  As of March 31, 2013, the Company’s average LIBOR rate was 0.20%.  A 10% change in the LIBOR interest rate at March 31, 2013 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2013, although there can be no assurances that interest rates will not significantly change.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s 2012 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three months ended March 31, 2013, the Company repurchased 1.2 million shares of its common stock for approximately $85.3 million.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	393,131	$67.60	393,131	9,606,869
February 1 to February 28, 2013	769,423	68.99	769,423	8,837,446
March 1 to March 31, 2013	81,007	69.67	81,007	8,756,439
Total	1,243,561	$68.59	1,243,561

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
10.1

Receivables Purchase Agreement dated as of July 31, 2006 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.10 to the June 30, 2006 10-Q).*

10.2

Amendment to Receivables Purchase Agreement dated as of May 26, 2009 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.2 to the June 30, 2009 10-Q).*

10.3

Amendment to Receivables Purchase Agreement dated February 1, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.4 to the December 31, 2010 10-K).*

10.4

Amendment to Receivables Purchase Agreement dated September 9, 2011 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.5 to the September 30, 2011 10-Q).*

10.5

Amendment to Receivables Purchase Agreement dated January 17, 2013 among Amphenol Funding Corp., the Company, Atlantic Asset Securitization LLC and Calyon New York Branch, as Agent (filed as Exhibit 10.5 to the December 31, 2012 10-K). *

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
10.17

Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated August 14, 2012 (filed as Exhibit 10.19 to the September 30, 2012 10-Q).*

10.18

Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated December 19, 2012 (filed as Exhibit 10.18 to the December 31, 2012 10-K). *

10.19	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated April 24, 2013. **
10.20	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*

10.21	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.22	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.23	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.24	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.25	2012 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2011 10-K).*
10.26	2013 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.25 to the December 31, 2012 10-K).*
10.27	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
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

Date: May 3, 2013