Form 10-Q
period 2013-06-30
AMPHENOL CORP /DE/
filed 2013-08-02
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 30, 2013, the total number of shares outstanding of Class A Common Stock was 159,158,427.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$723,659	$690,850
Short-term investments	418,893	251,653
Total cash, cash equivalents and short-term investments	1,142,552	942,503
Accounts receivable, less allowance for doubtful accounts of $11,004 and $10,372, respectively	905,823	910,711
Inventories	703,489	733,718
Other current assets	122,606	119,983

Total current assets	2,874,470	2,706,915

Land and depreciable assets, less accumulated depreciation of $756,788 and $715,895, respectively	424,844	417,436
Goodwill	1,952,251	1,932,740
Other long-term assets	152,736	158,372

	$5,404,301	$5,215,463

Liabilities & Equity
Current Liabilities:
Accounts payable	$447,159	$496,525
Accrued salaries, wages and employee benefits	84,591	89,142
Accrued income taxes	81,946	94,341
Other accrued expenses	118,264	108,213
Short-term debt	83,599	100,293

Total current liabilities	815,559	888,514

Long-term debt	1,698,951	1,606,204
Accrued pension and post-employment benefit obligations	250,373	244,571
Other long-term liabilities	42,158	33,992
Equity:
Common stock	160	160
Additional paid-in capital	434,236	336,683
Accumulated earnings	2,302,541	2,210,120
Accumulated other comprehensive loss	(151,798)	(117,004)

Total shareholders’ equity attributable to Amphenol Corporation	2,585,139	2,429,959

Noncontrolling interests	12,121	12,223
Total equity	2,597,260	2,442,182

	$5,404,301	$5,215,463

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,136,067	$1,061,107	$2,215,872	$2,042,711
Cost of sales	776,279	726,946	1,518,192	1,399,279
Gross profit	359,788	334,161	697,680	643,432
Selling, general and administrative expense	135,775	127,985	266,710	251,977
Operating income	224,013	206,176	430,970	391,455

Interest expense	(15,621)	(15,099)	(31,078)	(28,848)
Other income, net	3,033	2,634	5,818	4,821
Income before income taxes	211,425	193,711	405,710	367,428
Provision for income taxes	(56,557)	(51,818)	(97,229)	(98,287)
Net income	154,868	141,893	308,481	269,141
Less: Net income attributable to noncontrolling interests	(880)	(951)	(1,486)	(1,636)

Net income attributable to Amphenol Corporation	$153,988	$140,942	$306,995	$267,505

Net income per common share-Basic	$0.96	$0.87	$1.92	$1.65

Weighted average common shares outstanding-Basic	159,705,021	161,511,550	159,721,503	162,186,707

Net income per common share-Diluted	$0.95	$0.86	$1.89	$1.63

Weighted average common shares outstanding-Diluted	162,935,428	163,871,565	162,824,829	164,613,352

Dividends declared per common share	$0.105	$0.105	$0.210	$0.210

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$154,868	$141,893	$308,481	$269,141
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,823)	(30,230)	(34,530)	(14,066)
Revaluation of derivatives	(144)	194	(116)	456
Total other comprehensive (loss) income, net of tax	(9,967)	(30,036)	(34,646)	(13,610)

Total comprehensive income	144,901	111,857	273,835	255,531

Less: Comprehensive income attributable to noncontrolling interests	(951)	(875)	(1,634)	(1,576)

Comprehensive income attributable to Amphenol Corporation	$143,950	$110,982	$272,201	$253,955

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flow from operating activities:
Net income	$308,481	$269,141
Adjustments for cash from operating activities:
Depreciation and amortization	66,762	58,591
Stock-based compensation expense	17,175	15,101
Excess tax benefits from stock-based compensation payment arrangements	(16,023)	(9,677)
Net change in components of working capital	(26,727)	(40,573)
Net change in other long-term assets and liabilities	11,138	(978)

Cash flow provided by operating activities	360,806	291,605

Cash flow from investing activities:
Additions to property, plant and equipment	(66,037)	(63,422)
Proceeds from disposals of fixed assets	1,412	2,304
Purchases of short-term investments	(408,845)	(142,330)
Sales and maturities of short-term investments	241,605	141,728
Acquisitions, net of cash acquired	(44,036)	(82,349)

Cash flow used in investing activities	(275,901)	(144,069)

Cash flow from financing activities:
Issuance of senior notes	—	498,730
Borrowings under credit facilities	302,583	436,036
Repayments under credit facilities	(225,842)	(767,900)
Payments of fees and expenses related to debt financing	—	(4,318)
Proceeds from exercise of stock options	64,204	35,708
Excess tax benefits from stock-based compensation payment arrangements	16,023	9,677
Payments to shareholders of non-controlling interests	(1,736)	(1,650)
Purchase and retirement of treasury stock	(181,108)	(201,020)
Dividend payments	(16,756)	(19,500)

Cash flow used in financing activities	(42,632)	(14,237)

Effect of exchange rate changes on cash and cash equivalents	(9,464)	(2,371)

Net change in cash and cash equivalents	32,809	130,928
Cash and cash equivalents balance, beginning of period	690,850	515,086

Cash and cash equivalents balance, end of period	$723,659	$646,014

Cash paid for:
Interest	$29,737	$18,950
Income taxes	82,639	89,481

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, the related condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flow for the six months ended June 30, 2013 and 2012 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report”).

Note 2—New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which clarifies preexisting guidance regarding the treatment of cumulative translation adjustments when a parent sells part or all of its investment in a foreign entity. ASU 2013-05 is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted.  The Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the Consolidated Statements of Income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company for the first quarter of 2013. The adoption of this update did not have any effect on the Company’s financial statements.

Note 3—Inventories

Inventories consist of:

	June 30, 2013	December 31, 2012
Raw materials and supplies	$243,412	$243,127
Work in process	256,373	271,669
Finished goods	203,704	218,922
	$703,489	$733,718

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

The segment results for the three months ended June 30, 2013 and 2012 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2013	2012	2013	2012	2013	2012
Net sales
-external	$1,045,751	$985,490	$90,316	$75,617	$1,136,067	$1,061,107
-inter-segment	1,461	979	4,543	4,808	6,004	5,787
Segment operating income	230,082	212,586	12,443	10,458	242,525	223,044

The segment results for the six months ended June 30, 2013 and 2012 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2013	2012	2013	2012	2013	2012
Net sales
-external	$2,041,677	$1,893,525	$174,195	$149,186	$2,215,872	$2,042,711
-inter-segment	2,755	1,995	9,810	10,441	12,565	12,436
Segment operating income	443,383	403,445	24,043	21,134	467,426	424,579

A reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2013 and 2012 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Segment operating income	$242,525	$223,044	$467,426	$424,579
Interest expense	(15,621)	(15,099)	(31,078)	(28,848)
Interest income	3,391	2,990	6,486	5,530
Stock-based compensation expense	(8,890)	(7,610)	(17,175)	(15,101)
Other costs, net	(9,980)	(9,614)	(19,949)	(18,732)
Income before income taxes	$211,425	$193,711	$405,710	$367,428

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income (earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company).  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the six months ended June 30, 2013 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2012	160	$160	$336,683	$2,210,120	$(117,004)	$—	$12,223	$2,442,182
Net income				306,995			1,486	308,481
Other comprehensive income					(34,794)		148	(34,646)
Payments to shareholders of noncontrolling interest							(1,736)	(1,736)
Purchase of treasury stock						(181,108)		(181,108)
Retirement of treasury stock	(2)	(2)		(181,106)		181,108		—
Stock options exercised, including tax benefit	2	2	80,378					80,380
Dividends declared				(33,468)				(33,468)
Stock-based compensation expense			17,175					17,175
Balance as of June 30, 2013	160	$160	$434,236	$2,302,541	$(151,798)	$—	$12,121	$2,597,260

A reconciliation of consolidated changes in equity for the six months ended June 30, 2012 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2011	163	$163	$189,166	$2,102,497	$(120,057)	$—	$13,017	$2,184,786
Net income				267,505			1,636	269,141
Other comprehensive income					(13,550)		(60)	(13,610)
Payments to shareholders of noncontrolling interest							(1,650)	(1,650)
Purchase of treasury stock						(201,020)		(201,020)
Retirement of treasury stock	(3)	(3)		(201,017)		201,020		—
Stock options exercised, including tax benefit	1	1	44,706					44,707
Dividends declared				(33,938)				(33,938)
Stock-based compensation expense			15,101					15,101
Balance as of June 30, 2012	161	$161	$248,973	$2,135,047	$(133,607)	$—	$12,943	$2,263,517

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares issuable upon the exercise of outstanding stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2013 and 2012 is as follows (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to Amphenol Corporation shareholders	$153,988	$140,942	$306,995	$267,505
Basic weighted average common shares outstanding	159,705,021	161,511,550	159,721,503	162,186,707
Effect of dilutive stock options	3,230,407	2,360,015	3,103,326	2,426,645
Diluted weighted average common shares outstanding	162,935,428	163,871,565	162,824,829	164,613,352
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.96	$0.87	$1.92	$1.65
Diluted	$0.95	$0.86	$1.89	$1.63

Excluded from the computations above were anti-dilutive stock options of 917,383 and 3,261,860 for the three months ended June 30, 2013 and 2012, respectively, and 1,115,174 and 3,893,623 for the six months ended June 30, 2013 and 2012, respectively.

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

Note 8—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan (the “2009 Option Plan”) for Key Employees of the Company and its subsidiaries.  The Company continues to maintain the 2000 Stock Purchase and Option Plan (the “2000 Option Plan”).  No additional options can be granted under the 2000 Option Plan.  The 2009 Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. As of June 30, 2013, there were 2,328,940 shares of common stock available for the granting of additional stock options under the 2009 Option Plan. Options granted under the 2000 Option Plan and the 2009 Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “Directors Option Plan”). The Directors Option Plan is administered by the Company’s Board of Directors.  As of June 30, 2013, the maximum number of shares of common stock available for the granting of additional stock options under the Directors Option Plan was 70,000, although no additional options are expected to be granted under this plan.  Options granted under the Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.

In May 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “Directors Restricted Stock Plan”). The Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of June 30, 2013, the maximum number of restricted shares available for grants under the Directors Restricted Stock Plan was 95,131.  Restricted shares granted under the Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended June 30, 2013, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $8,890 and $6,473, respectively, and those reductions were $17,175 and $12,503, respectively, for the six months ended June 30, 2013.  For the three months ended June 30, 2012, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $7,610 and $5,498, respectively, and these reductions were $15,101 and $10,851, respectively, for the six months ended June 30, 2012.  The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock Options

Stock option activity for the three and six months ended June 30, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	13,446,719	$43.39	7.08	$268,596
Options exercised	(1,043,444)	31.30
Options forfeited	(58,500)	50.58
Options outstanding at March 31, 2013	12,344,775	$44.37	7.06	$373,596
Options granted	2,742,150	78.00
Options exercised	(843,615)	38.03
Options forfeited	(44,720)	48.69
Options outstanding at June 30, 2013	14,198,590	$51.23	7.49	$379,390
Vested and non-vested options expected to vest at June 30, 2013	12,806,480	$50.64	7.40	$349,739
Exercisable options at June 30, 2013	6,143,659	$41.17	6.04	$225,898

A summary of the status of the Company’s non-vested options as of June 30, 2013 and changes during the three and six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2013	7,951,177	$13.36
Options vested	(8,620)	15.62
Options forfeited	(58,500)	13.50
Non-vested options at March 31, 2013	7,884,057	13.35
Options granted	2,742,150	17.41
Options vested	(2,526,556)	13.32
Options forfeited	(44,720)	13.40
Non-vested options at June 30, 2013	8,054,931	$14.75

During the three and six months ended June 30, 2013 and 2012, the following activity occurred under the Company’s option plans:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total intrinsic value of stock options exercised	$34,093	$16,118	$74,635	$40,937
Total fair value of stock options vested	33,647	30,763	33,781	30,882

As of June 30, 2013, the total compensation cost related to non-vested options not yet recognized is approximately $100,520 with a weighted average expected amortization period of 3.70 years.

Restricted Shares

Prior to the second quarter of 2013, the Company issued 17,045 restricted shares with a weighted-average fair value at grant date of $53.78 per share all of which became fully vested in the second quarter of 2013.  Additionally, in the second quarter of 2013, the Company has issued 12,824 restricted shares with a weighted-average fair value at grant date of $78.00.  As of June 30, 2013, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $896 with a weighted average expected amortization period of 0.90 years.

Note 9—Shareholders’ Equity

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10,000,000 shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the six months ended June 30, 2013, the Company repurchased 2,466,658 shares of its common stock for $181,108.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly. Through July 31, 2013, the Company has repurchased an additional 669,054 shares of its common stock for $51,904. At July 31, 2013, 6,864,288 additional shares of common stock may be repurchased under the 2013 Stock Repurchase Program.

After declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock.  In April 2013, the Board of Directors approved the second quarter 2013 dividend on the Company’s common stock in the amount of $0.105 per share.  For the three and six months ended June 30, 2013, the Company paid dividends in the amount of $16,756 and declared dividends in the amount of $16,713 and $33,468, respectively.  For the three and six months ended June 30, 2012, the Company paid dividends in the amount of $17,048 and $19,500, respectively, and declared dividends in the amount of $16,889 and $33,938, respectively.  In July 2013, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.105 per share to $0.20 per share to be paid on or about October 2, 2013 to holders of record of the Company’s Class A Common stock as of September 11, 2013.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have two defined benefit pension plans (the “U.S. Plans”), which cover its U.S. employees and which represent the majority of the assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and six months ended June 30, 2013 and 2012.

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
	2013	2012	2013	2012
Service cost	$2,103	$1,939	$40	$45
Interest cost	5,107	5,426	127	169
Expected return on plan assets	(6,071)	(6,083)	—	—
Amortization of transition obligation	(27)	(27)	—	16
Amortization of prior service cost	485	534	—	—
Amortization of net actuarial losses	5,897	4,555	193	242
Net pension expense	$7,494	$6,344	$360	$472

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,
	2013	2012	2013	2012
Service cost	$4,215	$3,884	$80	$90
Interest cost	10,314	10,953	255	339
Expected return on plan assets	(12,274)	(12,319)	—	—
Amortization of transition obligation	(54)	(54)	—	31
Amortization of prior service cost	980	1,075	—	—
Amortization of net actuarial losses	11,802	9,108	385	483
Net pension expense	$14,983	$12,647	$720	$943

For the three and six months ended June 30, 2013, the Company made a cash contribution to the U.S. Plans of approximately $4,000 and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2013 of approximately $21,000, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the six months ended June 30, 2013 and 2012, the total matching contributions to these U.S. defined contribution plans were approximately $1,600 and $1,400, respectively.

Note 11—Goodwill and Other Intangible Assets

As of June 30, 2013, the Company has goodwill totaling $1,952,251, of which $1,836,837 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the six months ended June 30, 2013, goodwill increased by $19,511, primarily as a result of an acquisition in the Interconnect Product and Assemblies segment made during the second quarter.

The Company’s intangible assets are subject to amortization except for goodwill. A summary of the Company’s amortizable intangible assets as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$172,500	$61,700	$166,800	$54,000
Proprietary technology	44,200	20,600	44,200	18,800
License agreements	6,000	5,700	6,000	5,300
Trade names and other	9,400	7,900	9,400	7,700
Total	$232,100	$95,900	$226,400	$85,800

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 13 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 10 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended June 30, 2013 and 2012 was approximately $4,900 and $4,700, respectively. The amortization expense for the six months ended June 30, 2013 and 2012 was approximately $10,000 and $9,200, respectively.  As of June 30, 2013, amortization expense estimated for each of the next five fiscal years is approximately $19,800 in 2013, $18,300 in 2014, $17,800 in 2015, $17,000 in 2016, and $16,800 in 2017.

Note 12—Debt

Revolving Credit Facility

At June 30, 2013, the Company had a $1,000,000 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2016. At June 30, 2013, borrowings and availability under the Revolving Credit Facility were $594,100 and $405,900 respectively.  The interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2013, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  On July 1, 2013 the Company amended the Revolving Credit Facility to (1) reduce borrowing costs, (2) to extend the maturity date to July 2018 and (3) increase aggregate commitments under the Revolving Credit Facility by $500,000, thereby increasing the Revolving Credit Facility to $1,500,000.  Availability under the facility at July 1, 2013 was approximately $906,000.

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at June 30, 2013 was approximately $630,720 based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.

In January 2012, the Company issued $500,000 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498,730 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at June 30, 2013 was approximately $499,750 based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.

Receivables Securitization Facility

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In January 2013, the Company amended the Receivables Securitization Facility to extend the expiration date to January 2014.  Transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2012 and June 30, 2013 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as short-term debt.  At June 30, 2013, borrowings under the Receivables Securitization Facility were $82,000.  Fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at June 30, 2013 due to their relative short-term maturities and market interest rates and are therefore classified as Level 2 in the fair value hierarchy.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are derivative instruments.  The Company’s derivative instruments represent forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at June 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(3,424)	$—	$(3,424)	$—
Total	$(3,424)	$—	$(3,424)	$—

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(6,018)	$—	$(6,018)	$—
Total	$(6,018)	$—	$(6,018)	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 14—Derivative Instruments

The Company is exposed to certain risks related to its ongoing business operations.  The primary risks managed by using derivative instruments are foreign exchange rate risk and interest rate risk. Foreign exchange rate forward contracts were entered into in 2012 to manage the currency exposures on intercompany loans used to fund acquisitions. The hedges will terminate in 2013 upon maturity of the respective intercompany loans.

Derivative instruments are required to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates foreign exchange rate forward contracts as cash flow hedges.

As of June 30, 2013 and December 31, 2012, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Assets
	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as cash flow hedges:
Forward contracts	Other accrued expenses	$(3,424)	$(6,018)
Total derivatives designated as cash flow hedging instruments		$(3,424)	$(6,018)

For the six months ended June 30, 2013 and 2012, $(116) and $456 were recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts, respectively.  The amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the six month periods ended June 30, 2013 and 2012 was not material.

Note 15—Income Taxes

The provision for income taxes for the second quarter and the first six months of 2013 was at an effective rate of 26.8% and 24.0%, respectively.  The provision for income taxes for the second quarter and the first six months of 2012 were both at an effective rate of 26.8%.  The effective tax rate in the first six months of 2013 included a first quarter tax benefit of $11,300 resulting from the delay, by the U.S. government in the reinstatement of certain federal income tax provisions for the year 2012 within the American Taxpayer Relief Act relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Excluding the effect of this benefit, the effective tax rate in the first six months of 2013 was 26.8%.

The Company is present in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2009 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2013, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $17,753, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $5,764.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

Net sales were $1,136.1 in the second quarter of 2013 compared to $1,061.1 in the prior year quarter, an increase of 7% in both U.S. dollars and in local currencies and 3% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Net sales for the first six months of 2013 were $2,215.9 compared to $2,042.7 in the same period in 2012, an increase of 8% in both U.S. dollars and in local currencies and 4% organically over the prior year period.  Sales of interconnect products and assemblies (approximately 92% of sales) increased 6% in both U.S. dollars and in local currencies in the second quarter of 2013 compared to the same period in 2012 ($1,045.7 in 2013 versus $985.5 in 2012) and 8% in both U.S. dollars and in local currencies in the first six months of 2013 compared to the same period in 2012 ($2,041.7 in 2013 versus $1,893.5 in 2012).  The sales growth was driven by increases in nearly all of the served markets and was led by the commercial aerospace, automotive and the mobile network market, with contributions from both organic growth and the Company’s acquisition program.  Sales of cable products (approximately 8% of sales) increased 19% in U.S. dollars and 20% in local currencies in the second quarter of 2013 compared to the same period in 2012 ($90.3 in 2013 versus $75.6 in 2012) and 17% in U.S. dollars and 18% in local currencies in the first six months of 2013 compared to the same period in 2012 ($174.2 in 2013 versus $149.2 in 2012) due to a 2012 acquisition.  Cable product sales are primarily in the broadband market.

Geographically, sales in the United States in the second quarter and first six months of 2013 increased approximately 4%  and 6%, respectively, compared to the same period in 2012 ($359.4 and $708.8, respectively, in 2013 versus $346.2 and $669.1, respectively, in 2012).  International sales for the second quarter and first six months of 2013 increased approximately 9% and 10% in U.S. dollars, respectively, and 8% and 10% in local currencies, respectively, compared to the same period in 2012 ($776.6 and $1,507.1, respectively, in 2013 versus $714.9 and $1,373.6, respectively, in 2012). The comparatively weaker U.S. dollar for the second quarter had the effect of increasing sales approximately $2.1 compared to foreign currency translation rates for the same period in 2012.  Currency translation had no significant effect on sales for the six months of 2013 compared to the 2012 period.

The gross profit margin percentage was approximately 31.7% for the second quarter of 2013 and 31.5% for the first six months of 2013, compared to 31.5% for both the second quarter and first six months of 2012.   The operating margin for the Interconnect Products and Assemblies segment in the second quarter increased approximately 40 basis points compared to the same periods in 2012, primarily reflecting the positive impact of higher volume and cost reduction actions.  The operating margins for the Cable Products segment remained flat for the second quarter and decreased approximately 40 basis points for the first six months of 2013, compared to the same periods in 2012, primarily due to a less favorable pricing environment and product mix.

Selling, general and administrative expenses increased to $135.8 and $266.7, or 12.0% of net sales, for both the second quarter and first six months of 2013, compared to $128.0 and $252.0, or 12.1% and 12.3% of net sales, for the same periods in 2012.  The decrease as a percentage of sales relates primarily to cost control actions and product mix.  Administrative expenses increased approximately $3.1 and $6.2 for the second quarter and first six months of 2013 compared to the same periods in 2012 primarily related to increases in employee related benefits, stock-based compensation expense and amortization of acquisition related identified intangible assets and represented approximately 4.5% of sales for the second quarter and first six months of 2013 and 4.6% of sales for same periods in 2012.  Research and development expenses increased approximately $2.9 and $5.0 for the second quarter and first six months of 2013 compared to the same periods in 2012 reflecting increases in expenses for new product development and represented approximately 2.3% of sales for the second quarter and first six months of 2013 and 2.2% of sales for the same periods in 2012.  Selling and marketing expenses increased approximately $1.8 and $3.6 for the second quarter and first six months of 2013 compared to the same periods in 2012 primarily related to the increase in sales volume and represented approximately 5.1% and 5.3% of sales for the second quarter and first six months of 2013, respectively, and 5.3% and 5.5% for the same periods in 2012, respectively.

Interest expense for the second quarter and first six months of 2013 was $15.6 and $31.1, respectively, compared to $15.1 and $28.8 for the same periods in 2012.  The increases are primarily attributable to higher average debt levels related to the Company’s stock repurchase program.

Other income, net, increased to $3.0 and $5.8 for the second quarter and first six months of 2013, respectively, compared to $2.6 and $4.8 for the same periods in 2012, primarily related to higher interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes for the second quarter and the first six months of 2013 was at an effective rate of 26.8% and 24.0%, respectively.  The provision for income taxes for the second quarter and the first six months of 2012 were both at an effective rate of 26.8%.  The effective tax rate in the first six months of 2013 included a first quarter benefit of $11.3 resulting from the delay, by the U.S. government in the reinstatement of certain federal income tax provisions for the year 2012 within the American Taxpayer Relief Act relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Excluding the effect of this benefit, the effective tax rate in the first six months of 2013 was 26.8%.

The Company is present in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2009 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2013, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $17.8, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $5.8

Liquidity and Capital Resources

Cash flow provided by operating activities was $360.8 in the first six months of 2013 compared to $291.6 in the same 2012 period.  The increase in cash flow provided by operating activities for the first six months of 2013 compared to the same 2012 period is primarily due to an increase in net income, a lower increase in the components of working capital and a net decrease in other long-term assets and liabilities in the 2013 period compared to a net increase in the 2012 period.   The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $26.7 in the first six months of 2013 due primarily to a decrease in accounts payable of $49.3 which was partially offset by an increase in inventory of $27.7.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $40.6 in the first six months of 2012 due primarily to an increase in accounts receivable, inventory and other current assets of $74.3, $16.5 and $15.3, respectively, which were partially offset by increases in accounts payable and accrued liabilities of $48.0 and $17.5, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at June 30, 2013. Accounts receivable decreased $4.9 to $905.8 primarily reflecting translation resulting from the comparatively weaker U.S. dollar at June 30, 2013 compared to December 31, 2012 (“Translation”).  Days sales outstanding was approximately 71 days at June 30, 2013 compared to 72 days at December 31, 2012.  Inventories decreased $30.2 to $703.5 as a result of management initiatives to reduce inventory levels and Translation partially offset by the impact of acquisitions.  Inventory days decreased from 83 days at December 31, 2012 to 81 days at June 30, 2013.  Land and depreciable assets, net, increased $7.4 to $424.8 primarily due to capital expenditures of $64.6 offset by depreciation of $55.2 and Translation.  Goodwill increased $19.5 to $1,952.3 primarily as a result of an acquisition offset by Translation.  Accounts payable decreased $49.4 to $447.2, primarily as a result of a decrease in purchasing activity during the period corresponding with the reduced inventory levels and a decrease in payable days. Payable days were 52 at June 30, 2013 compared to 56 at December 31, 2012.  Total accrued expenses decreased $6.9 to $284.8, primarily due to lower accrued wages and income taxes, partially offset by the accrual of dividends declared in June 2013 that were paid in July 2013. Other long-term liabilities increased $8.2 to $42.2 primarily due to an increase in deferred tax liabilities.

For the first six months of 2013, cash flow provided by operating activities of $360.8, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $80.2 and net borrowings under credit facilities of $76.7 were used to fund purchases of treasury stock of $181.1, net purchases of short-term investments of $167.2, capital expenditures (net of disposals) of $64.6, acquisitions (net of cash acquired) of $44.0, dividend payments of $16.8 and payments to shareholders of noncontrolling interests of $1.7, which resulted in an increase in cash and cash equivalents of $32.8.  For the first six months of 2012, cash flow provided by operating activities of $291.6, proceeds from the 4.00% Senior Notes offering of $498.7 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $45.4 were used to fund net repayments on credit facilities of $331.9, purchases of treasury stock of $201.0, acquisitions (net of cash acquired) of $82.3, capital expenditures (net of disposals) of $61.1, dividend payments of $19.5, fees and expenses in connection with the issuance of the 4.00% Senior Notes of $4.3 and payments to shareholders of noncontrolling interests of $1.7, which resulted in an increase in cash and cash equivalents of $130.9.

At June 30, 2013, the Company had a $1,000.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2016. At June 30, 2013, borrowings and availability under the Revolving Credit Facility were $594.1 and $405.9, respectively.  The interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30,

2013, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  On July 1, 2013, the Company amended the Revolving Credit Facility to (1) reduce borrowing costs, (2) to extend the maturity date to July 2018 and (3) increase aggregate commitments under the Revolving Credit Facility by $500.0, thereby increasing the Revolving Credit Facility to $1,500.0.  The availability under the facility at July 1, 2013 was approximately $906.0.

In November 2009, the Company issued $600.0 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at June 30, 2013 was approximately $630.7 based on recent bid prices.

In January 2012, the Company issued $500.0 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498.7 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at June 30, 2013 was approximately $499.8 based on recent bid prices.

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  In January 2013, the Company amended the Receivables Securitization Facility to extend the expiration date to January 2014.  Transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2012 and June 30, 2013 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as short-term debt.  At June 30, 2013, borrowings under the Receivables Securitization Facility were $82.0. Fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at June 30, 2013.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company generally pays a quarterly dividend on its common stock.  For the three and six months ended June 30, 2013, the Company paid dividends in the amount of $16.8 and declared dividends in the amount of $16.7 and $33.5, respectively.  In July 2013, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.105 per share to $0.20 per share to be paid on or about October 2, 2013 to holders of record of the Company’s Class A Common stock as of September 11, 2013.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Receivables Securitization Facility.

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

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the six months ended June 30, 2013, the Company repurchased 2.5 million shares of its common stock for approximately $181.1.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through July 31, 2013, the Company has repurchased approximately an additional 0.7 million shares of its common stock for $51.9. At July 31, 2013, approximately 6.9 million additional shares of common stock may be repurchased under the 2013 Stock Repurchase Program.

For the three and six months ended June 30, 2013, the Company made a cash contribution to the U.S. defined benefit pension plans of $4.0 and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to its defined benefit pension plans in 2013 of approximately $21.0, the majority of which is to the U.S. defined benefit pension plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2012

Annual Report.  As of June 30, 2013, the Company’s average LIBOR rate was 0.20%.  A 10% change in the LIBOR interest rate at June 30, 2013 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2013, although there can be no assurances that interest rates will not significantly change.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the six months ended June 30, 2013, the Company repurchased approximately 2.5 million shares of its common stock for approximately $181.1 million.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through July 31, 2013, the Company has repurchased approximately an additional 0.7 million shares of its common stock for $51.9. At July 31, 2013, approximately 6.9 million additional shares of common stock may be repurchased under the 2013 Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	393,131	$67.60	393,131	9,606,869
February 1 to February 29, 2013	769,423	68.99	769,423	8,837,446
March 1 to March 31, 2013	81,007	69.67	81,007	8,756,439
April 1 to April 30, 2013	—	—	—	8,756,439
May 1 to May 31, 2013	395,197	79.41	395,197	8,361,242
June 1 to June 30, 2013	827,900	77.79	827,900	7,533,342
Total	2,466,658	$73.40	2,466,658	7,533,342

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

10.18	Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1,

2011, dated December 19, 2012 (filed as Exhibit 10.18 to the December 31, 2012 10-K). *
10.19	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated April 24, 2013. (filed as an Exhibit 10.19 to the March 31, 2013 10-Q)*
10.20	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.21	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.22	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.23	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.24	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.25	2012 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2011 10-K).*
10.26	2013 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.25 to the December 31, 2012 10-K).*
10.27	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
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
10.41

Second Amendment to Credit Agreement, dated as of July 1, 2013, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 8, 2013).*

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

Date: August 2, 2013