Form 10-Q
period 2013-09-30
AMPHENOL CORP /DE/
filed 2013-11-01
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 29, 2013, the total number of shares outstanding of Class A Common Stock was 158,281,072.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$889,366	$690,850
Short-term investments	394,215	251,653
Total cash, cash equivalents and short-term investments	1,283,581	942,503
Accounts receivable, less allowance for doubtful accounts of $12,092 and $10,372, respectively	926,194	910,711
Inventories	732,724	733,718
Other current assets	135,036	119,983

Total current assets	3,077,535	2,706,915

Land and depreciable assets, less accumulated depreciation of $781,904 and $715,895, respectively	441,799	417,436
Goodwill	1,972,428	1,932,740
Other long-term assets	148,919	158,372

	$5,640,681	$5,215,463

Liabilities & Equity
Current Liabilities:
Accounts payable	$481,022	$496,525
Accrued salaries, wages and employee benefits	90,289	89,142
Accrued income taxes	83,023	94,341
Accrued dividends	31,631	—
Other accrued expenses	122,249	108,213
Short-term debt	84,987	100,293

Total current liabilities	893,201	888,514

Long-term debt	1,784,539	1,606,204
Accrued pension and post-employment benefit obligations	250,701	244,571
Other long-term liabilities	45,720	33,992
Equity:
Common stock	158	160
Additional paid-in capital	461,936	336,683
Accumulated earnings	2,315,841	2,210,120
Accumulated other comprehensive loss	(120,686)	(117,004)

Total shareholders’ equity attributable to Amphenol Corporation	2,657,249	2,429,959

Noncontrolling interests	9,271	12,223
Total equity	2,666,520	2,442,182

	$5,640,681	$5,215,463

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,153,062	$1,103,376	$3,368,934	$3,146,087
Cost of sales	789,214	759,047	2,307,406	2,158,326
Gross profit	363,848	344,329	1,061,528	987,761
Acquisition-related expenses	2,537	—	2,537	—
Selling, general and administrative expense	136,828	128,659	403,538	380,636
Operating income	224,483	215,670	655,453	607,125

Interest expense	(16,048)	(15,166)	(47,126)	(44,014)
Other income, net	3,625	2,636	9,443	7,457
Income before income taxes	212,060	203,140	617,770	570,568
Provision for income taxes	(50,671)	(54,340)	(147,900)	(152,627)
Net income	161,389	148,800	469,870	417,941
Less: Net income attributable to noncontrolling interests	(591)	(1,350)	(2,077)	(2,986)

Net income attributable to Amphenol Corporation	$160,798	$147,450	$467,793	$414,955

Net income per common share-Basic	$1.01	$0.91	$2.94	$2.56

Weighted average common shares outstanding-Basic	158,665,520	161,349,493	159,365,640	161,905,598

Net income per common share-Diluted	$0.99	$0.90	$2.88	$2.53

Weighted average common shares outstanding-Diluted	161,792,786	163,780,171	162,477,034	164,333,598

Dividends declared per common share	$0.200	$0.105	$0.410	$0.315

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$161,389	$148,800	$469,870	$417,941
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	30,869	20,998	(3,661)	6,932
Revaluation of derivatives	99	(221)	(17)	235
Purchase of noncontrolling interest	288	—	288	—
Total other comprehensive income (loss), net of tax	31,256	20,777	(3,390)	7,167

Total comprehensive income	192,645	169,577	466,480	425,108

Less: Comprehensive income attributable to noncontrolling interests	(735)	(1,497)	(2,369)	(3,073)

Comprehensive income attributable to Amphenol Corporation	$191,910	$168,080	$464,111	$422,035

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flow from operating activities:
Net income	$469,870	$417,941
Adjustments for cash from operating activities:
Depreciation and amortization	101,531	89,339
Stock-based compensation expense	26,584	23,167
Excess tax benefits from stock-based compensation payment arrangements	(18,853)	(17,805)
Net change in components of working capital	(24,249)	(44,789)
Net change in other long-term assets and liabilities	2,841	(250)

Cash flow provided by operating activities	557,724	467,603

Cash flow from investing activities:
Additions to property, plant and equipment	(105,740)	(96,489)
Proceeds from disposals of fixed assets	2,084	4,174
Purchases of short-term investments	(538,152)	(220,330)
Sales and maturities of short-term investments	395,590	186,833
Acquisitions, net of cash acquired	(44,036)	(179,597)

Cash flow used in investing activities	(290,254)	(305,409)

Cash flow from financing activities:
Issuance of senior notes	—	498,730
Borrowings under credit facilities	490,800	606,600
Repayments under credit facilities	(327,043)	(876,960)
Payments of fees and expenses related to debt financing	(2,710)	(4,318)
Proceeds from exercise of stock options	79,587	73,450
Excess tax benefits from stock-based compensation payment arrangements	18,853	17,805
Payments to shareholders of non-controlling interests	(4,371)	(4,713)
Purchase and retirement of treasury stock	(296,975)	(229,442)
Dividend payments	(33,472)	(36,385)

Cash flow (used in) provided by financing activities	(75,331)	44,767

Effect of exchange rate changes on cash and cash equivalents	6,377	3,499

Net change in cash and cash equivalents	198,516	210,460
Cash and cash equivalents balance, beginning of period	690,850	515,086

Cash and cash equivalents balance, end of period	$889,366	$725,546

Cash paid for:
Interest	$42,840	$31,791
Income taxes	126,744	134,479

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, the related condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flow for the nine months ended September 30, 2013 and 2012 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report”).

Note 2—New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which clarifies preexisting guidance regarding the treatment of cumulative translation adjustments when a parent sells part or all of its investment in a foreign entity. ASU 2013-05 is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted.  The Company does not expect that the adoption of this update will have a significant effect on its financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the Consolidated Statements of Income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company for the first quarter of 2013. The adoption of this update did not have a significant effect on the Company’s financial statements.

Note 3—Inventories

Inventories consist of:

	September 30, 2013	December 31, 2012
Raw materials and supplies	$248,406	$243,127
Work in process	265,830	271,669
Finished goods	218,488	218,922
	$732,724	$733,718

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

The segment results for the three months ended September 30, 2013 and 2012 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2013	2012	2013	2012	2013	2012
Net sales
-external	$1,063,179	$1,033,309	$89,883	$70,067	$1,153,062	$1,103,376
-inter-segment	1,309	1,434	5,308	4,063	6,617	5,497
Segment operating income	233,435	224,517	12,389	8,697	245,824	233,214

The segment results for the nine months ended September 30, 2013 and 2012 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2013	2012	2013	2012	2013	2012
Net sales
-external	$3,104,856	$2,926,834	$264,078	$219,253	$3,368,934	$3,146,087
-inter-segment	4,064	3,429	15,118	14,504	19,182	17,933
Segment operating income	676,818	627,962	36,432	29,831	713,250	657,793

A reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2013 and 2012 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Segment operating income	$245,824	$233,214	$713,250	$657,793
Interest expense	(16,048)	(15,166)	(47,126)	(44,014)
Interest income	4,142	2,954	10,628	8,484
Stock-based compensation expense	(9,413)	(8,066)	(26,584)	(23,167)
Acquisition-related expenses	(2,537)	—	(2,537)	—
Other costs, net	(9,908)	(9,796)	(29,861)	(28,528)
Income before income taxes	$212,060	$203,140	$617,770	$570,568

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A reconciliation of consolidated changes in equity for the nine months ended September 30, 2013 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum Other
	Shares (in millions)	Amount	Additional Paid In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2012	160	$160	$336,683	$2,210,120	$(117,004)	$—	$12,223	$2,442,182
Net income				467,793			2,077	469,870
Other comprehensive income					(3,970)		292	(3,678)
Payments to shareholders of noncontrolling interest							(4,371)	(4,371)
Purchase of noncontrolling interest			662		288		(950)	—
Purchase of treasury stock						(296,975)		(296,975)
Retirement of treasury stock	(4)	(4)		(296,971)		296,975		—
Stock options exercised, including tax benefit	2	2	98,007					98,009
Dividends declared				(65,101)				(65,101)
Stock-based compensation expense			26,584					26,584
Balance as of September 30, 2013	158	$158	$461,936	$2,315,841	$(120,686)	$—	$9,271	$2,666,520

A reconciliation of consolidated changes in equity for the nine months ended September 30, 2012 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum Other
	Shares (in millions)	Amount	Additional Paid In Capital	Accumulated Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2011	163	$163	$189,166	$2,102,497	$(120,057)	$—	$13,017	$2,184,786
Net income				414,955			2,986	417,941
Other comprehensive income					7,080		87	7,167
Payments to shareholders of noncontrolling interest							(4,713)	(4,713)
Purchase of treasury stock						(229,442)		(229,442)
Retirement of treasury stock	(4)	(4)		(229,438)		229,442		—
Stock options exercised, including tax benefit	3	3	90,214					90,217
Dividends declared				(50,905)				(50,905)
Stock-based compensation expense			23,167					23,167
Balance as of September 30, 2012	162	$162	$302,547	$2,237,109	$(112,977)	$—	$11,377	$2,438,218

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and common shares issuable upon the exercise of outstanding dilutive stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to Amphenol Corporation shareholders	$160,798	$147,450	$467,793	$414,955
Basic weighted average common shares outstanding	158,665,520	161,349,493	159,365,640	161,905,598
Effect of dilutive stock options	3,127,266	2,430,678	3,111,394	2,428,000
Diluted weighted average common shares outstanding	161,792,786	163,780,171	162,477,034	164,333,598
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$1.01	$0.91	$2.94	$2.56
Diluted	$0.99	$0.90	$2.88	$2.53

Excluded from the computations above were anti-dilutive stock options of 2,762,900 and 5,414,925 for the three months ended September 30, 2013 and 2012, respectively, and 1,609,492 and 4,345,057 for the nine months ended September 30, 2013 and 2012, respectively.

Note 7—Commitments and Contingencies

The Company has been named as defendants in several legal actions in which various amounts are claimed arising from normal business activities.  Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, in the opinion of management, such matters are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Note 8—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. As of September 30, 2013, there were 2,315,070 shares of common stock available for the granting of additional stock options under the 2009 Employee Option Plan. Options granted under the 2000 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of September 30, 2013, there were 70,000 shares of common stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options granted under the 2004 Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.

In May 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of September 30, 2013, the number of restricted shares available for grants under the 2012 Directors Restricted Stock Plan was 95,131.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

The grant-date fair value of each option grant under the 2000 Employee Option Plan, the 2009 Employee Option Plan and the 2004 Directors Option Plan is estimated using the Black-Scholes option pricing model. The grant-date fair value of each restricted share grant is determined based on the closing share price of the Company’s stock on the date of the grant. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model for option grants requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility is calculated based on the historical volatility of the stock of the Company and implied volatility derived from related exchange traded options. The average expected life was based on the contractual term of the option and expected exercise and historical post-vesting termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended September 30, 2013, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $9,413 and $6,940, respectively, and these reductions were $26,584 and $19,432, respectively, for the nine months ended September 30, 2013.  For the three months ended September 30, 2012, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $8,066 and $5,885, respectively, and these reductions were $23,167 and $16,542, respectively, for the nine months ended September 30, 2012.  The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock Options

Stock option activity for the three and nine months ended September 30, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	13,446,719	$43.39	7.08	$268,596
Options exercised	(1,043,444)	31.30
Options forfeited	(58,500)	50.58
Options outstanding at March 31, 2013	12,344,775	$44.37	7.06	$373,596
Options granted	2,742,150	78.00
Options exercised	(843,615)	38.03
Options forfeited	(44,720)	48.69
Options outstanding at June 30, 2013	14,198,590	$51.23	7.49	$379,390
Options granted	40,850	76.77
Options exercised	(378,310)	39.63
Options forfeited	(26,980)	57.17
Options outstanding at September 30, 2013	13,834,150	$51.61	7.29	$358,182
Vested and non-vested options expected to vest at September 30, 2013	12,497,070	$51.02	7.20	$330,899
Exercisable options at September 30, 2013	5,768,549	$41.28	5.80	$208,247

A summary of the status of the Company’s non-vested options as of September 30, 2013 and changes during the three and nine months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2013	7,951,177	$13.36
Options vested	(8,620)	15.62
Options forfeited	(58,500)	13.50
Non-vested options at March 31, 2013	7,884,057	13.35
Options granted	2,742,150	17.41
Options vested	(2,526,556)	13.32
Options forfeited	(44,720)	13.40
Non-vested options at June 30, 2013	8,054,931	14.75
Options granted	40,850	17.97
Options vested	(3,200)	14.97
Options forfeited	(26,980)	14.24
Non-vested options at September 30, 2013	8,065,601	$14.76

During the three and nine months ended September 30, 2013 and 2012, the following activity occurred under the Company’s stock option plans:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total intrinsic value of stock options exercised	$16,456	$36,383	$91,091	$77,320
Total fair value of stock options vested	49	41	33,830	30,922

As of September 30, 2013, the total compensation cost related to non-vested options not yet recognized is approximately $92,718 with a weighted average expected amortization period of 3.52 years.

Restricted Shares

Prior to the third quarter of 2013, the Company issued 17,045 restricted shares with a weighted-average fair value at grant date of $53.78 per share, all of which became fully vested in the second quarter of 2013.  Additionally, in the second quarter of 2013, the Company has issued 12,824 restricted shares with a weighted-average fair value at grant date of $78.00.  As of September 30, 2013, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $645 with a weighted average expected amortization period of 0.65 years.

Note 9—Shareholders’ Equity

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10,000,000 shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the nine months ended September 30, 2013, the Company repurchased 3,956,615 shares of its common stock for $296,975.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock.  In July 2013, the Board of Directors approved the third quarter 2013 dividend on the Company’s common stock in the amount of $0.20 per share.  This represented an increase in the quarterly dividend rate from $0.105 to $0.20 per share effective with the third quarter 2013 dividend to be paid on or about October 2, 2013 to holders of record of the Company’s Class A Common stock as of September 11, 2013.  For the three and nine months ended September 30, 2013, the Company paid dividends in the amount of $16,716 and $33,472, respectively, and declared dividends in the amount of $31,629 and $65,101, respectively.  For the three and nine months ended September 30, 2012, the Company paid dividends in the amount of $16,885 and $36,385, respectively, and declared dividends in the amount of $16,964 and $50,905, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

Amphenol Corporation and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover its U.S. employees and which represent the majority of the assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and nine months ended September 30, 2013 and 2012.

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,
	2013	2012	2013	2012
Service cost	$2,103	$1,911	$40	$45
Interest cost	5,117	5,387	127	169
Expected return on plan assets	(6,071)	(6,089)	—	—
Amortization of transition obligation	(27)	(27)	—	16
Amortization of prior service cost	485	535	—	—
Amortization of net actuarial losses	5,901	4,484	193	242
Net pension expense	$7,508	$6,201	$360	$472

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$6,318	$5,795	$120	$134
Interest cost	15,431	16,340	382	508
Expected return on plan assets	(18,346)	(18,408)	—	—
Amortization of transition obligation	(81)	(81)	—	47
Amortization of prior service cost	1,465	1,610	—	—
Amortization of net actuarial losses	17,703	13,592	578	725
Net pension expense	$22,490	$18,848	$1,080	$1,414

For the three and nine months ended September 30, 2013, the Company made cash contributions to the U.S. Plans of approximately $11,000 and $15,000, respectively, and estimates, based on current actuarial calculations, that it will make aggregate cash contributions to the Plans in 2013 of approximately $21,000, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the nine months ended September 30, 2013 and 2012, the total matching contributions to these U.S. defined contribution plans were approximately $2,200 and $2,100, respectively.

Note 11—Goodwill and Other Intangible Assets

As of September 30, 2013, the Company has goodwill totaling $1,972,428, of which $1,857,014 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products segment.  For the nine months ended September 30, 2013, goodwill increased by $39,688, primarily as a result of an acquisition in the Interconnect Products and Assemblies segment made during the second quarter of 2013.

The Company’s intangible assets are subject to amortization except for goodwill. A summary of the Company’s amortizable intangible assets as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$171,400	$65,600	$166,800	$54,000
Proprietary technology	44,200	21,500	44,200	18,800
License agreements	6,000	5,900	6,000	5,300
Trade names and other	9,400	7,900	9,400	7,700
Total	$231,000	$100,900	$226,400	$85,800

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 13 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 10 years.

Intangible assets are included in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended September 30, 2013 and 2012 was approximately $5,000 and $4,700, respectively. The amortization expense for the nine months ended September 30, 2013 and 2012 was approximately $15,000 and $13,900, respectively.  As of September 30, 2013, amortization expense estimated for each of the next five fiscal years is approximately $19,900 in 2013, $18,200 in 2014, $17,700 in 2015, $16,800 in 2016, and $16,600 in 2017.

Note 12—Debt

Revolving Credit Facility

In July 2013, the Company amended its revolving credit facility (the “Revolving Credit Facility”) to (1) reduce borrowing costs, (2) extend the maturity date to July 2018 and (3) increase aggregate commitments under the Revolving Credit Facility by $500,000, thereby increasing the Revolving Credit Facility to $1,500,000.  At September 30, 2013, borrowings and availability under the Revolving Credit Facility were $683,800 and $816,200, respectively.  The interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2013, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at September 30, 2013 was approximately $626,220 based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.

In January 2012, the Company issued $500,000 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498,730 were used to repay borrowings under the Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at September 30, 2013 was approximately $496,550 based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.

Receivables Securitization Facility

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.   Transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2012 and September 30, 2013 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as short-term debt.  At September 30, 2013, borrowings under the Receivables Securitization Facility were $84,500.  Fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

In October 2013, the Company entered into a credit agreement among the Company, certain subsidiaries of the Company and a financial institution (the “Credit Agreement”).  The Credit Agreement provides for a $100,000 uncommitted and unsecured credit facility with the ability to borrow at a spread over LIBOR, which is renewable annually.   This Credit Agreement is intended to replace the Receivables Securitization Facility and as such, on September 30, 2013, the Company provided written notice to terminate the Receivables Securitization Facility effective on November 15, 2013.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at September 30, 2013 due to their relative short-term maturities and market interest rates and are therefore classified as Level 2 in the fair value hierarchy.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are derivative instruments.  The Company’s derivative instruments represent forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at September 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(9,704)	$—	$(9,704)	$—
Total	$(9,704)	$—	$(9,704)	$—

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(6,018)	$—	$(6,018)	$—
Total	$(6,018)	$—	$(6,018)	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 14—Derivative Instruments

The Company is exposed to certain risks related to its ongoing business operations.  The primary risks managed by using derivative instruments are foreign exchange rate risk and interest rate risk. Foreign exchange rate forward contracts were entered into in 2012 and 2013 to manage the currency exposures on intercompany loans used to fund acquisitions. The hedges will terminate in 2013 and 2014 upon maturity of the respective intercompany loans.

Derivative instruments are required to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates foreign exchange rate forward contracts as cash flow hedges.

As of September 30, 2013 and December 31, 2012, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Assets
	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as cash flow hedges:
Forward contracts	Other accrued expenses	$(9,704)	$(6,018)
Total derivatives designated as cash flow hedging instruments		$(9,704)	$(6,018)

For the nine months ended September 30, 2013 and 2012, $(17) and $235 were recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts, respectively.  The amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the nine month periods ended September 30, 2013 and 2012 was not material.

Note 15—Income Taxes

The provision for income taxes for the third quarter and the first nine months of 2013 was at an effective rate of 23.9%.  The provision for income taxes for the third quarter and the first nine months of 2012 was at an effective rate of 26.8%.  The lower effective rate in the third quarter and first nine months of 2013 included a tax benefit of $3,645, or $.02 per diluted common share, resulting primarily from the completion of prior audits.  The lower rate in the first nine months of 2013 included the third quarter tax benefit of $3,645 as well as a first quarter tax benefit of $11,300, or $.07 per diluted common share, resulting from the delay by the U.S. government in the reinstatement of certain federal income tax provisions for the year 2012 within the American Taxpayer Relief Act relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Excluding the effect of these benefits as well as the net impact of acquisition-related expenses, the effective tax rate in the third quarter and the first nine months of 2013 was 25.5% and 26.3%, respectively.

The Company is present in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2010 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2013, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $13,109, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $2,221.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012

Net sales were $1,153.1 in the third quarter of 2013 compared to $1,103.4 in the prior year quarter, an increase of 5% in U.S. dollars and 4% in local currencies. Sales were equal to the prior year organically (excluding the impact of foreign exchange and acquisitions).  Net sales for the first nine months of 2013 were $3,368.9 compared to $3,146.1 in the same period in 2012, an increase of 7% in both U.S. dollars and in local currencies and 3% organically over the prior year period.  Sales of interconnect products and assemblies (approximately 92% of sales) increased 3% in U.S. dollars and 2% in local currencies in the third quarter of 2013 compared to the same period in 2012 ($1,063.2 in 2013 versus $1,033.3 in 2012) and 6% in both U.S. dollars and in local currencies in the first nine months of 2013 compared to the same period in 2012 ($3,104.9 in 2013 versus $2,926.8 in 2012).  The sales growth was driven by increases in the commercial aerospace, automotive, industrial and information technology and data communications markets with contributions from both organic growth and the Company’s acquisition program, partially offset by a decrease in sales to the mobile device market.  Sales of cable products (approximately 8% of sales) increased 28% in U.S. dollars and 30% in local currencies in the third quarter of 2013 compared to the same period in 2012 ($89.9 in 2013 versus $70.1 in 2012) and 20% in U.S. dollars and 22% in local currencies in the first nine months of 2013 compared to the same period in 2012 ($264.1 in 2013 versus $219.3 in 2012) primarily due to a 2012 acquisition.  Cable product sales are primarily in the broadband market.

Geographically, sales in the United States in the third quarter and first nine months of 2013 increased approximately 3%  and 5%, respectively, compared to the same period in 2012 ($363.5 and $1,072.3 respectively, in 2013 versus $352.4 and $1,021.5, respectively, in 2012).  International sales for the third quarter and first nine months of 2013 increased approximately 5% and 8% in U.S. dollars, respectively, and 4% and 8% in local currencies, respectively, compared to the same period in 2012 ($789.6 and $2,296.7, respectively, in 2013 versus $751.0 and $2,124.6, respectively, in 2012). The comparatively weaker U.S. dollar for the third quarter and first nine months had the effect of increasing sales approximately $7.9 compared to foreign currency translation rates for the same periods in 2012.

The gross profit margin percentage was approximately 31.6% for the third quarter of 2013 and 31.5% for the first nine months of 2013, compared to 31.2% and 31.4% for the third quarter and first nine months of 2012, respectively.  The operating margin for the Interconnect Products and Assemblies segment increased approximately 30 basis points in both the third quarter and the first nine months of 2013 compared to the same periods in 2012, primarily reflecting the positive impact of higher volume and cost reduction actions.  The operating margins for the Cable Products segment increased approximately 140 basis points for the third quarter and increased approximately 20 basis points for the first nine months of 2013, compared to the same periods in 2012, primarily due to the positive impact of a 2012 acquisition.

As separately presented in the Condensed Consolidated Statements of Income, the Company incurred $2.5 of acquisition-related expenses in the third quarter and first nine months of 2013 in connection with 2013 acquisitions.  For the three and nine months ended September 30, 2013, these expenses had an impact on net income of $2.1, or $.01 per diluted common share.

Selling, general and administrative expenses increased to $136.8 and $403.5, or 11.9% and 12.0% of net sales the third quarter and first nine months of 2013, respectively, compared to $128.7 and $380.6, or 11.7% and 12.1% of net sales, for the same periods in 2012.  Administrative expenses were flat for the third quarter and increased approximately $6.1 for the first nine months of 2013 compared to the same periods in 2012.  The increase for the first nine months of 2013 primarily related to increases in employee related benefits, stock-based compensation expense and amortization of acquisition-related identified intangible assets and represented approximately 4.5% of sales for both the third quarter and first nine months of 2013 compared to 4.7% and 4.6% of sales for the same periods in 2012, respectively.  Research and development expenses increased approximately $3.2 and $8.2 for the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012 reflecting increases in expenses for new product development and represented approximately 2.3% of sales for both the third quarter and first nine months of 2013 compared to 2.1% and 2.2% of sales for the same periods in 2012, respectively.  Selling and marketing expenses increased approximately $4.9 and $8.5 for the third quarter and first nine months of 2013, respectively, compared to the same periods in 2012 primarily related to the increase in sales volume and represented approximately 5.1% and 5.2% of sales for the third quarter and first nine months of 2013, respectively, compared to 4.9% and 5.3% of sales for the same periods in 2012, respectively.

Interest expense for the third quarter and first nine months of 2013 was $16.0 and $47.1, respectively, compared to $15.2 and $44.0 for the same periods in 2012.  The increases are primarily attributable to higher average debt levels related to the Company’s stock repurchase program.

Other income, net, increased to $3.6 and $9.4 for the third quarter and first nine months of 2013, respectively, compared to $2.6 and $7.5 for the same periods in 2012, primarily related to higher interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes for the third quarter and the first nine months of 2013 was at an effective rate of 23.9%.  The provision for income taxes for the third quarter and the first nine months of 2012 was at an effective rate of 26.8%.  The lower effective rate in the third quarter and first nine months of 2013 included a tax benefit of $3.6, or $.02 per diluted common share, resulting primarily from the completion of prior audits.  The lower rate in the first nine months of 2013 included the third quarter tax benefit of $3.6 as well as a first quarter tax benefit of $11.3, or $.07 per diluted common share, resulting from the delay by the U.S. government in the reinstatement of certain federal income tax provisions for the year 2012 within the American Taxpayer Relief Act relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Excluding the effect of these benefits as well as the net impact of acquisition-related expenses, the effective tax rate in the third quarter and the first nine months of 2013 was 25.5% and 26.3%, respectively.

The Company is present in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2010 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2013, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $13.1, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $2.2.

Liquidity and Capital Resources

Cash flow provided by operating activities was $557.7 in the first nine months of 2013 compared to $467.6 in the same 2012 period.  The increase in cash flow provided by operating activities for the first nine months of 2013 compared to the same 2012 period is primarily due to an increase in net income and a lower increase in the components of working capital.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $24.2 in the first nine months of 2013 due primarily to a decrease in accounts payable of $25.5, and an increase in accounts receivable and other current assets of $11.5 and $10.9, respectively, which were partially offset by an increase in accrued liabilities of $21.5.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $44.8 in the first nine months of 2012 due primarily to an increase in accounts receivable, inventory and other current assets of $119.5, $35.7 and $15.1, respectively, which were partially offset by increases in accounts payable and accrued liabilities of $86.6 and $38.9, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2013 compared to December 31, 2012. Accounts receivable increased $15.5 to $926.2 primarily due to an increase in sales volumes and by the impact of acquisitions.  Days sales outstanding were approximately 72 days at September 30, 2013 and December 31, 2012.  Inventories decreased $1.0 to $732.7.  Inventory days were approximately 84 days at September 30, 2013 and 83 days at December 31, 2012.  Land and depreciable assets, net, increased $24.4 to $441.8 primarily due to net capital expenditures of $103.7 offset by depreciation of $84.1.  Goodwill increased $39.7 to $1,972.4 primarily as a result of an acquisition and translation resulting from the comparatively weaker U.S. dollar at September 30, 2013 compared to December 31, 2012 (“Translation”).  Accounts payable decreased $15.5 to $481.0, primarily as a result of a slight decrease in payable days to approximately 55 days at September 30, 2013 compared to 56 days at December 31, 2012.  Total accrued expenses increased $35.5 to $327.2, primarily due to the accrual of dividends declared in September 2013 that were paid in October 2013 and an increase in other accrued expenses offset by lower accrued income taxes.  Other long-term liabilities increased $11.7 to $45.7 primarily due to an increase in deferred tax liabilities.

For the first nine months of 2013, cash flow provided by operating activities of $557.7, net borrowings under credit facilities of $161.0 and proceeds from the exercise of stock options including tax benefits of $98.4 were used to fund purchases of treasury stock of $297.0, net purchases of short-term investments of $142.6, capital expenditures (net of disposals) of $103.7, acquisitions of $44.0, dividend payments of $33.5 and payments to shareholders of noncontrolling interests of $4.4, which resulted in an increase in cash and cash equivalents before the impact of Translation of $198.5.  For the first nine months of 2012, cash flow provided by operating activities of $467.6, proceeds from the 4.00% Senior Notes offering of $494.7 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $91.3 were used to fund net repayments on credit facilities of $270.4, purchases of treasury stock of $229.4, acquisitions of $179.6, capital expenditures (net of disposals) of $92.3, dividend payments of $36.4, net purchases of short-term investments of $33.5, and payments to shareholders of noncontrolling interests of $4.7, which resulted in an increase in cash and cash equivalents of $210.5 before the impact of Translation.

In July 2013, the Company amended its revolving credit facility (the “Revolving Credit Facility”) to (1) reduce borrowing costs, (2) extend the maturity date to July 2018 and (3) increase aggregate commitments under the Revolving Credit Facility by $500.0, thereby increasing the Revolving Credit Facility to $1,500.0.  At September 30, 2013, borrowings and availability under the Revolving Credit Facility were $683.8 and $816.2, respectively.  The interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2013, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

In November 2009, the Company issued $600.0 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at September 30, 2013 was approximately $626.2 based on recent bid prices.

In January 2012, the Company issued $500.0 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes before payment of fees and expenses related to the offering in the amount of $498.7 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, plus a make-whole premium (if redeemed prior to November 1, 2021). The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at September 30, 2013 was approximately $496.6 based on recent bid prices.

A subsidiary of the Company has entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary can sell an undivided interest of up to $100.0 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company services, administers and collects the receivables on behalf of the purchaser. The Receivables Securitization Facility includes certain covenants and provides for various events of termination.  Transfers of receivables are reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors at December 31, 2012 and September 30, 2013 is accounted for as a secured borrowing and is included in the Company’s Condensed Consolidated Balance Sheets as short-term debt.  At September 30, 2013, borrowings under the Receivables Securitization Facility were $84.5. Fees incurred in connection with the Receivables Securitization Facility are included in interest expense.

In October 2013, the Company entered into a credit agreement among the Company, certain subsidiaries of the Company and a financial institution (the “Credit Agreement”).  The Credit Agreement provides for a $100.0 uncommitted and unsecured credit facility with the ability to borrow at a spread over LIBOR, which is renewable annually.  This credit facility is intended to replace the Receivables Securitization Facility and as such, on September 30, 2013, the Company provided written notice to terminate the Receivables Securitization Facility effective on November 15, 2013.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Receivables Securitization Facility approximated their fair value at September 30, 2013.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company generally pays a quarterly dividend on its common stock.  In July 2013, the Board of Directors approved the third quarter 2013 dividend on the Company’s common stock in the amount of $0.20 per share.  This represented an increase in the quarterly dividend rate from $0.105 to $0.20 per share effective with the third quarter 2013 dividend to be paid on or about October 2, 2013 to holders of record of the Company’s Class A Common stock as of September 11, 2013.  For the three and nine months ended September 30, 2013, the Company paid dividends in the amount of $16.7 and $33.5, respectively, and declared dividends in the amount of $31.6 and $65.1, respectively.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Receivables Securitization Facility.

The Company’s primary sources of liquidity are internally generated cash flow, the Company’s credit facilities, and cash, cash equivalents and short-term investments.  The Company expects that ongoing cash requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products, a deterioration in certain of the Company’s financial ratios or a deterioration in the quality of the Company’s accounts receivables.  However, management believes that the Company’s cash, cash equivalents and short-term investment position, ability to generate strong cash flow from operations, and availability under its credit facilities will allow it to meet its obligations for the next twelve months.

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the nine months ended September 30, 2013, the Company repurchased 4.0 million shares of its common stock for approximately $297.0.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.

For the three and nine months ended September 30, 2013, the Company made cash contributions to the U.S. defined benefit pension plans of $11.0 and $15.0, respectively and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to its defined benefit pension plans in 2013 of approximately $21.0, the majority of which is to the U.S. defined benefit pension plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2012 Annual Report.  As of September 30, 2013, the Company’s average LIBOR rate was 0.18%.  A 10% change in the LIBOR interest rate at September 30, 2013 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2013, although there can be no assurances that interest rates will not significantly change.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the nine months ended September 30, 2013, the Company repurchased approximately 4.0 million shares of its common stock for approximately $297.0 million.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	393,131	$67.60	393,131	9,606,869
February 1 to February 29, 2013	769,423	68.99	769,423	8,837,446
March 1 to March 31, 2013	81,007	69.67	81,007	8,756,439
April 1 to April 30, 2013	—	—	—	8,756,439
May 1 to May 31, 2013	395,197	79.43	395,197	8,361,242
June 1 to June 30, 2013	827,900	77.81	827,900	7,533,342
July 1 to July 31, 2013	669,054	77.58	669,054	6,864,288
August 1 to August 31, 2013	820,903	77.92	820,903	6,043,385
September 1 to September 30, 2013	—	—	—	—
Total	3,956,615	$75.06	3,956,615	6,043,385

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
10.41

Second Amendment to Credit Agreement, dated as of July 1, 2013, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 8, 2013).*

10.42

Credit Agreement, dated October 7, 2013, among the Company, certain subsidiaries of the Company and Sovereign Bank, N.A. with an effective date of October 18, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on October 21, 2013).*

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

Date: November 1, 2013