Form 10-K
period 2013-12-31
AMPHENOL CORP /DE/
filed 2014-02-21
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $11,033 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2013.

As of January 31, 2014, the total number of shares outstanding of Registrant’s Class A Common Stock was 158,199,518

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

General

Amphenol Corporation (together with its subsidiaries, “Amphenol” or the “Company”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems, antennas, sensors and sensor- based products and coaxial and high-speed specialty cable. The Company was incorporated in 1987. Certain predecessor businesses, which now constitute part of the Company, have been in business since 1932.

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a world-wide basis while maintaining continuing programs of productivity improvement and cost control. The Company operates through two reporting segments: Interconnect Products and Assemblies and Cable Products and Solutions.  The Interconnect Product and Assemblies segment primarily designs, manufacturers and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.  Interconnect products include connectors, which when attached to an electrical, electronic or fiber optic cable, a printed circuit board or other device, facilitate transmission of power or signal.  Value-add systems generally consist of a system of cable, flexible circuits or printed circuit boards and connectors for linking electronic equipment.  The Cable Products and Solutions segment primarily designs, manufacturers and markets cable, value-added products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.

The table below provides a summary of our reporting segments, the fiscal 2013 net sales contribution of each segment, the primary industry and end markets that we service and our key products:

Reporting Segment	Interconnect Products and Assemblies	Cable Products and Solutions

% of Fiscal 2013 Net Sales:	93%	7%

Primary End Markets	• Automotive • Broadband Communications • Commercial Aerospace • Industrial • Information Technology and Data Communications • Military • Mobile Devices • Mobile Networks	• Automotive • Broadband Communications • Industrial • Information Technology and Data Communications • Mobile Networks

Key Products

Connector and Connector Systems:

•                  fiber optic interconnect products

•                  harsh environment interconnect products

•                  high speed interconnect products

•                  power interconnect products, bus bars and distribution systems

•                  radio frequency interconnect products and antennas

•                  other connectors

Value-Add Products:

•                  backplane interconnect systems

•                  cable assemblies and harnesses

•                  cable management products

Other:

•                  antennas

•                  flexible and rigid printed circuit boards

•                  hinges

•                  installation accessories

•                  molded parts

•                  sensors and sensor-based products

•                  switches

•                  touch panels and lenses

		Cable: • coaxial cable • power cable • specialty cable Value-Add Products: • cable assemblies Components: • combiner/splitter products • connector and connector systems • fiber optic components

The Company, based on reports of industry analysts, estimates that the worldwide sales of interconnect products were approximately $50 billion in 2013. The Company believes that the worldwide industry for interconnect products and systems is highly fragmented, with over 2,000 producers of connectors and interconnect systems worldwide, of which the 10 largest, including Amphenol, accounted for a combined market share of approximately 64% in 2013.  The Company’s acquisition strategy is focused on the consolidation of this highly fragmented industry.  For a discussion of Company’s acquisition strategy, refer to the “Our Strategy” section of this report.

Information regarding our operations by reporting segment and the Company’s long-lived assets appears in Note 13 of the Notes to the Consolidated Financial Statements.

Our Strategy

The Company’s overall strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control.  Specifically, our business strategy is as follows:

•                  Pursue broad diversification - The Company constantly drives to increase its diversity of markets, customers, applications and products.  Due to the tremendous variety of opportunities in the electronics industry, management believes that it is very important to ensure participation wherever significant growth opportunities are available.  This diversification positions us to proliferate our technologies across the broadest array of opportunities and reduces our exposure to any particular market, thereby reducing the variability of our financial performance.  An overview of the Company’s market and product participation is described under “Markets”.

•                  Develop performance-enhancing interconnect solutions - The Company seeks to expand the scope and number of its preferred supplier relationships.  The Company works closely with its customers at the design stage to create and manufacture innovative solutions.  These products generally have higher value-added content than other interconnect products and have been developed across all of the Company’s markets.  The Company has a particular focus on technology leadership in the interconnect areas of radio frequency, power, harsh environment, high-speed and fiber optics, as well as sensors, as it views these technology areas to be of particular importance to our global customer base.

•                  Expand global presence - The Company intends to further expand its global manufacturing, engineering, sales and service operations to better serve its existing customer base, penetrate developing markets and establish new customer relationships.  As the Company’s global customers expand their international operations to access developing world markets and lower manufacturing costs in certain regions, the Company is continuing to expand its international footprint in order to provide just-in-time capabilities to these customers.  The majority of the Company’s international operations have broad capabilities including new product development.  The Company is also able to take advantage of the lower manufacturing costs in some regions, and has established low-cost manufacturing and assembly facilities in the three major geographical markets of the Americas, Europe/Africa and Asia.

•                  Control costs - The Company recognizes the importance in today’s global marketplace of maintaining a competitive cost structure.  Innovation, product quality and comprehensive customer service are not mutually exclusive with controlling costs.  Controlling costs is part of a mindset.  It is having the discipline to invest in programs that have a good return, maintaining a cost structure as flexible as possible to respond to changes in the marketplace, dealing with suppliers and vendors in a fair but prudent way to ensure a reasonable cost for materials and services and creating a mindset of managers to manage the Company’s assets as if they were their own.

•                  Pursue strategic acquisitions and investments - The Company believes that the fragmented interconnect industry continues to provide significant opportunities for strategic acquisitions.  Accordingly, we continue to pursue acquisitions of high growth potential companies with strong management teams that complement our existing business while further expanding our product lines, technological capabilities and geographic presence.  Furthermore, we seek to enhance the performance of acquired companies by leveraging Amphenol’s business strategy and access to low-cost manufacturing around the world.  In 2013, the Company invested $485 million in five separate acquisitions in the automotive, industrial and commercial aerospace markets, which broadened and enhanced the Company’s customer base and product offerings in these markets.

•                  Foster collaborative, entrepreneurial management - Amphenol’s management system is designed to provide clear income statement and balance sheet responsibility in a flat organizational structure.  Each general manager is incented to grow and develop his or her business and to think entrepreneurially in providing innovative, timely and cost-effective solutions to customer needs.  In addition, Amphenol’s general managers have access to the resources of the larger organization and are encouraged to work collaboratively with other general managers to meet the needs of the expanding marketplace and to achieve common goals.

Markets

The Company sells products to customers in a diversified set of end markets.

Automotive - Amphenol is a leading supplier of advanced interconnect systems and sensors for a growing array of automotive applications.  In addition, Amphenol has developed advanced technology solutions for hybrid-electric vehicles and is working with the leading global customers to proliferate these advanced interconnect products into next-generation automobiles.  Sales into the automotive market represented approximately 12% of the Company’s consolidated net sales in 2013 with sales into the following primary end applications:

•                  engine management and control

•                  exhaust monitoring and cleaning

•                  hybrid-electric vehicles

•                  infotainment and communications

•                  lighting

•                  safety and security systems

•                  telematics systems

Broadband Communications - Amphenol is a world leader in broadband communication products for the cable, satellite and telco video and data networks, with industry-leading engineering, design and manufacturing expertise. The Company offers a broad range of products to service the broadband market, from customer premises cables and interconnect devices to distribution cable and fiber optic components.  Sales into the broadband communications market represented approximately 8% of the Company’s consolidated net sales in 2013 with sales into the following primary end applications:

•                  cable modems

•                  cable, satellite and telco networks

•                  high-speed internet hardware

•                  network switching equipment

•                  satellite interface devices

•                  set top boxes

Commercial Aerospace - Amphenol is a leading provider of high-performance interconnect systems and components to the rapidly expanding commercial aerospace market.  In addition to connector and assembly products, the Company also provides high technology cable management products.  All of Amphenol’s products are specifically designed to operate in the harsh environments of commercial aerospace while also providing substantial weight reduction, simplified installation and minimal maintenance procedures.  Sales into the commercial aerospace market represented approximately 6% of the Company’s consolidated net sales in 2013 with sales into the following primary end applications:

•                  aircraft and airframe power distribution

•                  avionics

•                  controls and instrumentation

•                  engines

•                  in-flight entertainment

•                  lighting and control systems

•                  wire bundling and cable management

Industrial - Amphenol is a technology leader in the design, manufacture and supply of high-performance interconnect systems and sensors for a broad range of industrial applications.  Amphenol’s core competencies include application-specific industrial interconnect solutions utilizing integrated assemblies, including with both cable and flexible printed circuits, as well as high-power interconnects requiring advanced engineering and system integration.  In particular, our innovative solutions facilitate the increasing demands of embedded computing and power distribution.  Sales into the industrial market represented approximately 14% of the Company’s consolidated net sales in 2013 with sales into the following primary end applications:

•                  alternative and traditional energy generation

•                  factory and machine tool automation

•                  geophysical

•                  heavy equipment

•                  instrumentation

•                  LED lighting

•                  marine

•                  medical equipment

•                  rail mass transit

Information Technology and Data Communications - Amphenol is a global provider of interconnect solutions to designers and manufacturers of internet-enabling systems.  With our industry-leading high speed, power and fiber optic technologies, together with superior simulation and testing capability and cost effectiveness, Amphenol leads the way in interconnect development for the information technology (“IT”) and datacom market. Whether industry standard or application-specific designs are required, Amphenol provides customers with products that enable performance at the leading edge of next-generation, high-speed technology.  Sales into the IT and datacom market represented approximately 19% of the Company’s consolidated net sales in 2013 with sales into the following primary end applications:

•                  internet appliances

•                  optical and copper networking equipment

•                  servers

•                  storage systems

Military - Amphenol is a world leader in the design, manufacture and supply of high-performance interconnect systems for harsh environment military applications. Such products require superior performance and reliability under conditions of stress and in hostile environments such as rapid and severe temperature changes, vibration, pressure, humidity and nuclear radiation.  Amphenol provides an unparalleled product breadth, from military specification connectors to customized high-speed board level interconnects; from flexible to rigid printed circuit boards; from backplane systems to completely integrated assemblies.  Amphenol is a technology leader, participating in all major programs from the earliest inception across each phase of the production cycle.  Sales into the military market represented approximately 12% of the Company’s consolidated net sales in 2013 with sales into the following primary end applications:

• avionics • communications • engines • ground vehicles and tanks • naval • ordnance and missile systems • radar systems • rotorcraft • satellite and space programs • unmanned aerial vehicles

Mobile Devices - Amphenol designs and manufactures an extensive range of interconnect products, antennas and electromechanical components found in a wide array of mobile computing devices.  Amphenol’s capability for high-volume production of these technically demanding, miniaturized products, combined with our speed of new product introduction, are critical drivers of the Company’s long-term success in this market.  Sales into the mobile devices market represented approximately 19% of the Company’s consolidated net sales in 2013 with sales into the following primary end applications:

• mobile and smart phones • mobile computing devices including laptops, tablets, ultrabooks and e-readers

Mobile Networks - Amphenol is a leading global interconnect solutions provider to the mobile networks market.  The Company offers a wide product portfolio supporting virtually every wireless communications standard, including 3G, 3.5G, 4G, WiMAX, LTE, TD-LTE and other future IP-based solutions.  In addition, the Company works with service providers around the world to offer an array of antennas and installation-related site solution products.  Sales into the mobile networks market represented approximately 10% of the Company’s consolidated net sales in 2013 with sales into the following primary end applications:

• cellular base stations • cell site antenna systems • combiners, filters and amplifiers • core network controllers • mobile switches • radio links • wireless routers

Customers and Geographies

The Company manufactures and sells a broad portfolio of products on a global basis to customers in various industries. Our customers include many of the leaders in their respective industries, and our relationships with them typically date back many years. We believe that this diversified customer base provides us an opportunity to leverage our skills and experience across markets and reduces our exposure to particular end markets.  Additionally, we believe that the diversity of our customer base is an important strength of the Company.

There has been a trend on the part of original equipment manufacturer (“OEM”) customers to consolidate their lists of qualified suppliers to companies that have a broad portfolio of leading technology solutions, design capability, global presence, and the ability to meet quality and delivery standards while maintaining competitive prices.  The Company has positioned its global resources to compete effectively in this environment.  As an industry leader, the Company has established close working relationships with many of its customers on a global basis. These relationships allow the Company to better anticipate and respond to customer needs when designing new products and new technical solutions. By working with customers in developing new products and technologies, the Company is able to identify and act on trends and leverage knowledge about next-generation technology across our products.  In addition, the Company has concentrated its efforts on service, procurement and manufacturing improvements focused on increasing product quality and lowering product lead-time and cost.  For a discussion of risks related to the Company’s foreign operations, see the risk factor titled “The Company is subject to the risks of political, economic and military instability in countries outside the United States” in Part I, Item 1A herein.

The Company’s products are sold to thousands of OEMs in approximately 70 countries throughout the world. The Company also sells certain products to electronic manufacturing services (“EMS”) companies, to original design manufacturers (“ODMs”) and to communication network operators.  No single customer accounted for more than 10% of the Company’s consolidated net sales for the years ended December 31, 2013, 2012 or 2011.

The Company sells its products through its own global sales force, independent representatives and a global network of electronics distributors. The Company’s sales to distributors represented approximately 13% of the Company’s consolidated net 2013 sales.  In addition to product design teams and customer collaboration arrangements, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

Manufacturing

The Company is a global manufacturer employing advanced manufacturing processes including molding, stamping, plating, turning, extruding, die casting and assembly operations as well as proprietary process technology for specialty and coaxial cable production. Outsourcing of certain fabrication processes is used when cost-effective. Substantially all of the Company’s manufacturing facilities are certified to the ISO9000 series of quality standards, and many of the Company’s manufacturing facilities are certified to other quality standards, including QS9000, ISO14000, TS16949 and TS16469.

The Company’s manufacturing facilities are generally vertically integrated operations from the initial design stage through final design and manufacturing.  The Company has an established manufacturing presence in over 30 countries. Our global coverage positions us near our customers’ locations and allows us to assist them in consolidating their supply base and lowering their production costs. We believe our balanced geographic distribution lowers our exposure to any particular geography.  The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Asia, Australia and Africa.  The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

The Company employs a global manufacturing strategy to lower its production costs and to improve service to customers. The Company’s strategy is to maintain strong cost controls in its manufacturing and assembly operations. The Company is continually evaluating and adjusting its expense levels and workforce to reflect current business conditions and maximize the return on capital investments.  The Company sources its products on a worldwide basis.  To better serve certain high volume customers, the Company has established just-in-time facilities near these major customers.  The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world.  The Company has lower cost manufacturing and assembly facilities in China, Malaysia, Mexico, India, Eastern Europe and North Africa to serve regional and world markets.  For a discussion of risks attendant to the Company’s foreign operations, see the risk factor titled “The Company is subject to the risks of political, economic and military instability in countries outside the United States” in Part I, Item 1A herein.

Net sales by geographic region as an approximate percent of our total consolidated net sales were as follows:

	For the Years Ended
	2013	2012	2011
United States	31%	32%	32%
China	27%	25%	25%
Other International Locations	42%	43%	43%
Total	100%	100%	100%

Net sales by geographic area are based on the customer location to which the product is shipped.

Research and Development

The Company generally implements its product development strategy through product design teams and collaboration arrangements with customers, which result in the Company obtaining approved vendor status for its customers’ new products and programs.  The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one to three year period.  The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue.  By developing application specific products, the Company has decreased its exposure to standard products, which generally experience greater pricing pressure.

Our research, development, and engineering efforts are supported by approximately 1,500 engineers and are performed primarily by individual operating units focused on specific markets and technologies.  The Company’s research and development expense for the creation of new and improved products and processes was $103.4 million, $92.5 million and $88.9 million for 2013, 2012 and 2011, respectively.

Intellectual Property

Patents and other proprietary rights are important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position. We review third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities, and monitor the intellectual property claims of others.

We own a large portfolio of patents that principally relate to electrical, optical, electronic and sensor products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the trademarks.

While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position or our operations are dependent upon or would be materially impacted by the loss of any single patent or group of related patents.

Raw Materials

The Company purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and silver used in plating, aluminum, brass, steel, copper and bimetallic products used for cable, contacts and connector shells, and plastic materials used for cable and connector bodies and inserts. Such raw materials are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is generally not dependent upon any one source for raw materials, or if one source is used the Company attempts to protect itself through long-term supply agreements.  Information regarding our purchasing obligations related to commitments to purchase certain goods and services is disclosed in Note 16 of the Notes to the Consolidated Financial Statements.

Competition

The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time.  Competitors within the Interconnect Products and Assemblies segment include TE Connectivity, Molex, Yazaki, Foxconn, FCI, JST, Delphi, Hirose and JAE, among others. The primary competitor within the Cable Products and Solutions segment is Commscope, among others.  In addition, the Company competes with a large number of smaller companies who compete in specific geographies, markets or products.

Backlog

The Company estimates that its backlog of unfilled orders as of December 31, 2013 was approximately $1,032 million compared with backlog of approximately $800 million as of December 31, 2012.  Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may generally be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications related markets (including wireless communications, information technology and data communications) and broadband communications and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2013, the Company had approximately 44,500 employees worldwide, of which approximately 35,000 were located in lower cost regions. Of these employees, approximately 36,900 were hourly employees and the remainder were salaried employees. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

Since 1987, the Company has not been identified or named as a potentially responsible party with respect to any other significant on-site or off-site hazardous waste matters. In addition, the Company believes that its manufacturing activities and disposal practices since 1987 have been in material compliance with applicable environmental laws and regulations. Nonetheless, it is possible that the Company will be named as a potentially responsible party in the future with respect to additional Superfund or other sites. Although the Company is unable to predict with any reasonable certainty the extent of its ultimate liability with respect to any pending or future environmental matters, the Company believes, based upon information currently known by management about the Company’s manufacturing activities, disposal practices and estimates of liability with respect to known environmental matters, that any such liability will not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

Approximately 56% of the Company’s 2013 net sales came from sales to the communications industry, including information technology and data communication, wireless communications and broadband communications of which 19% of the Company’s 2013 net sales came from sales to the mobile device market. Demand for these products is subject to rapid technological change (see below—“The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant price pressure on their suppliers, including the Company. There can be no assurance that the Company will be able to continue to compete successfully in the communications industry, and the Company’s failure to do so could have an adverse effect on the Company’s financial condition and results of operations.

Approximately 8% and 10% of the Company’s 2013 net sales came from sales to the broadband communications and mobile networks markets, respectively.  Demand for the Company’s products in these markets depends primarily on capital spending by operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, consolidation within the communications industry, the financial condition of operators and their access to financing, competition, technological developments, new legislation and regulation of operators. There can be no assurance that existing levels of capital spending will continue or that spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 12% of the Company’s 2013 net sales came from sales to the military market. The Company participates in a broad spectrum of defense programs and believes that no one program accounted for more than 1% of its 2013 net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. The Company’s sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A significant decline in U.S. defense expenditures and foreign government defense expenditures generally could adversely affect the Company’s business and have an adverse effect on the Company’s financial condition and results of operations.

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

The Company estimates that products introduced in the last two years accounted for approximately 20% of 2013 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails to or is significantly delayed in introducing new product line concepts or if the Company’s new products do not meet with market acceptance, its business, financial condition and results of operations may be adversely affected.

Covenants in the Company’s credit agreements may adversely affect the Company.

The Credit Agreement, amended on July 1, 2013, among the Company, certain subsidiaries of the Company and a syndicate of financial institutions (the “Revolving Credit Facility”) contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. Although the Company believes none of these covenants is presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility. Upon the occurrence of an event of default under any of the Company’s credit facilities, the lenders could elect to declare amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Revolving Credit Facility and other indebtedness.

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

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. As of December 31, 2013, $1,034.1 million, or 48% of the Company’s outstanding borrowings, were subject to floating interest rates, primarily LIBOR.  The Company has $600.0 million of unsecured Senior Notes due November 2014 outstanding, which were issued at 99.813% of their face value and which have a fixed interest rate of 4.75% (the “4.75% Senior Notes”).  The Company has $500.0 million of unsecured Senior Notes due February 2022 outstanding, which were issued at 99.746% of their face value and which have a fixed interest rate of 4.00% (the “4.00% Senior Notes”).  Additionally, in January 2014 the Company issued $750.0 million of unsecured Senior Notes due January 2019 which were issued at 99.846% of their face value and have a fixed interest rate of 2.55% (the “2.55% Senior Notes”).  The Company used the net proceeds from the sale of the 2.55% Senior Notes to repay borrowings under the Company’s Revolving Credit Facility, which reduced the Company’s interest rate exposure.

A 10% change in LIBOR at December 31, 2013 would have no material effect on the Company’s interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2014, although there can be no assurances that interest rates will not significantly change.

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

The Company is subject to the risks of political, economic and military instability in countries outside the United States, including China.

Non-U.S. markets account for a substantial portion of the Company’s business.  During 2013, non-U.S. markets constituted approximately 69% of the Company’s net sales, with China constituting approximately 27% of the Company’s net sales. The Company employs more than 88% of its workforce outside the United States. The Company’s customers are located throughout the world and it has many manufacturing, administrative and sales facilities outside the United States. Because the Company has extensive non-U.S. operations as well as significant cash and cash investments held at institutions located outside of the U.S., it is exposed to risks that could negatively affect sales, profitability or the liquidity of such cash and cash investments including:

•                  tariffs, trade barriers and trade disputes;

•                  regulations related to customs and import/export matters;

•                  longer payment cycles;

•                  tax issues, such as tax law changes, examinations by taxing authorities, variations in tax laws from country to country as compared to the U.S. and difficulties in repatriating cash generated or held abroad in a tax-efficient manner;

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

The Company has completed a number of acquisitions in the past few years and anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy.  The Company may experience difficulty and unanticipated expense in integrating such acquisitions and the acquisitions may not perform as expected. At December 31, 2013, the total assets of the Company were $6,168.0 million, which included $2,289.1 million of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired). The Company performs annual evaluations for the potential impairment of the carrying value of goodwill. Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill.

The Company may experience difficulties in obtaining a consistent supply of materials at stable pricing levels, which could adversely affect its results of operations.

The Company uses basic materials like aluminum, brass, copper, bi-metallic products, gold, plastic resins, silver and steel in its manufacturing processes. Volatility in the prices of such material and availability of supply may have a substantial impact on the price the Company pays for such materials. In addition, to the extent such cost increases cannot be recovered through sales price increases or productivity improvements, the Company’s margin may decline.

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

•                  Increases in employment costs, particularly in low-cost regions in which the Company currently operates; and

•                  Changes in assumptions, such as discount rates and lower than expected investment performance related to the Company’s benefit plans.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s fixed assets include plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses, machinery and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2013, the Company operated a total of 300 plants, warehouses and offices of which (a) the locations in the U.S. had approximately 2.8 million square feet, of which 1.3 million square feet were leased; (b) the locations outside the U.S. had approximately 8.9 million square feet, of which 6.5 million square feet were leased; and (c) the square footage by segment was approximately 10.8 million square feet and 0.9 million square feet for the Interconnect Products and Assemblies segment and the Cable Products and Solutions segment, respectively.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low sales prices for the common stock for both 2013 and 2012 as reported on the New York Stock Exchange.

	2013		2012
	High	Low	High	Low

First Quarter	$74.65	$66.69	$59.77	$45.82
Second Quarter	83.29	71.50	61.33	51.19
Third Quarter	85.38	74.12	63.18	51.36
Fourth Quarter	89.18	74.83	65.01	57.77

The below graph compares the performance of Amphenol over a period of five years ending December 31, 2013 with the performance of the Standard & Poor’s 500 Stock Index, the Dow Jones U.S. Electrical Components and Equipment (“DJUSEC”) Index and the average performance of a composite peer group as described below.

The Company is using the DJUSEC Index to replace the composite peer group index that was used in 2012.   The corporations comprising the composite peer group are TE Connectivity, Hubbell Incorporated, Methode Electronics, Inc., and Molex, Inc.  On December 9, 2013, Molex, Inc. ceased to be publicly traded.  Accordingly, for purposes of preserving the prior year index, we included Molex through November 29, 2013.  Over the past two years, two corporations within the Company’s historical composite peer group have ceased being publicly traded, leaving only three competitors in the peer group.  The Company believes that the numerous and diversified companies represented by the DJUSEC Index provide a more meaningful comparison.

Total Daily Compounded Return indices reflect reinvested dividends and are weighted on a market capitalization basis at the time of each reported data point.  The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast future performance.

As of January 31, 2014, there were 39 holders of record of the Company’s common stock. A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock. In July 2013, the Board of Directors approved an increase in the quarterly dividend from $0.105 per share to $0.20 per share effective with the third quarter 2013 dividend.  Total dividends declared during 2013, 2012 and 2011 were $96.8 million, $67.7 million and $10.1 million, respectively. Total dividends paid in 2013, 2012 and 2011 were $96.8 million, $70.1 million and $10.3 million, respectively, including those declared in the prior year and paid in the current year.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business (including acquisition-related activity), to repurchase shares of its common stock and to repay outstanding indebtedness.

The Company’s Revolving Credit Facility, amended July 1, 2013, contains financial covenants and restrictions, some of which may limit the Company’s ability to pay dividends, and any future indebtedness that the Company may incur could limit its ability to pay dividends.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2013.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	13,435,050	$51.83	2,521,281
Equity compensation plans not approved by security holders	—	—	—

Total	13,435,050	$51.83	2,521,281

Repurchase of Equity Securities

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock

Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program after December 31, 2013 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the twelve months ended December 31, 2013, the Company repurchased approximately 4.3 million shares of its common stock for approximately $324.7 million.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.  Through February 15, 2014, the Company has repurchased an additional 1.4 million shares of its common stock for $120.3 million.  At February 15, 2014, approximately 4.3 million additional shares of common stock may be repurchased under the 2013 Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	393,131	$67.60	393,131	9,606,869
February 1 to February 29, 2013	769,423	68.99	769,423	8,837,446
March 1 to March 31, 2013	81,007	69.67	81,007	8,756,439
April 1 to April 30, 2013	—	—	—	8,756,439
May 1 to May 31, 2013	395,197	79.43	395,197	8,361,242
June 1 to June 30, 2013	827,900	77.81	827,900	7,533,342
July 1 to July 31, 2013	669,054	77.58	669,054	6,864,288
August 1 to August 31, 2013	820,903	77.92	820,903	6,043,385
September 1 to September 30, 2013	—	—	—	—
October 1 to October 31, 2013	—	—	—	—
November 1 to November 30, 2013	85,774	81.43	85,774	5,957,611
December 1 to December 31, 2013	243,306	85.06	243,306	5,714,305
Total	4,285,695	$75.75	4,285,695

Item 6.  Selected Financial Data

(dollars in thousands, except share and per share data)

	2013		2012		2011		2010		2009

Operations
Net sales	$4,614,669		$4,292,065		$3,939,786		$3,554,101		$2,820,065
Net income attributable to Amphenol Corporation	635,672	(1)	555,317	(2)	524,191	(3)	496,405	(4)	317,834	(5)
Net income per common share—Diluted	3.92	(1)	3.39	(2)	3.05	(3)	2.82	(4)	1.83	(5)

Financial Condition
Cash, cash equivalents and short-term investments	$1,192,162		$942,503		$648,934		$624,229		$422,383
Working capital	1,547,689		1,818,401		1,538,822		1,337,140		917,236
Total assets	6,168,028		5,215,463		4,445,225		4,015,857		3,219,184
Long-term debt, including current portion	2,132,874		1,706,497		1,377,129		799,992		753,449
Shareholders’ equity attributable to Amphenol Corporation	2,859,509		2,429,959		2,171,769		2,320,855		1,746,077
Weighted average shares outstanding—Diluted	162,274,499		163,947,111		171,825,588		176,325,993		173,941,752
Cash dividends declared per share	$0.61		$0.42		$0.06		$0.06		$0.06

(1)         Includes (a) acquisition-related expenses of $6.0 million, $4.6 million after tax, or $0.02 per share, relating to 2013 acquisitions, (b) $3.6 million, or $0.02 per share, income tax benefit due primarily to the favorable completion of prior year audits, and (c) an income tax benefit of $11.3 million, or $0.07 per share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the benefit to the Company of $11.3 million, or $0.07 per share, relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement.  Net income per common share-diluted for the year ended December 31, 2013, excluding the effects of these items is $3.85.

(2)         Includes (a) acquisition-related expenses of $2.0 million, $2.0 million after tax, or $0.01 per share, relating to 2012 acquisitions and (b) income tax costs of $11.3 million, or $0.07 per share, relating to a delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Net income per common share-diluted for the year ended December 31, 2012, excluding the effects of these items is $3.47.

(3)         Includes (a) a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of $4.5 million, or $0.03 per share, (b) a contingent payment adjustment of approximately $17.8 million, $11.2 million after tax, or $0.06 per share, (c) a charge for expenses incurred in connection with a flood at the Company’s Sidney, New York facility of $21.5 million, $13.6 million after tax, or $0.08 per share and (d) acquisition-related expenses of $2.0 million, $1.8 million after tax, or $0.01 per share, relating to 2011 acquisitions.  Net income per common share-diluted for the year ended December 31, 2011, excluding the effects of these items is $3.05.

(4)         Includes a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of $20.7 million, or $0.12 per share.  Net income per common share-diluted for the year ended December 31, 2010, excluding the effect of this item is $2.70.

(5)         Includes (a) a charge for expenses incurred in the early extinguishment of interest rate swaps of $4.6 million, $3.4 million after tax, or $0.02 per share and (b) a tax benefit related to a reserve adjustment from the completion of the audit of certain of the Company’s prior year tax returns of $3.6 million, or $0.02 per share.  Net income per common share-diluted for the year ended December 31, 2009, excluding the effects of these items is $1.83.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations for the three fiscal years ended December 31, 2013, 2012 and 2011 has been derived from and should be read in conjunction with the consolidated financial statements included in Part II, Item 8 herein.

Overview

The Company is a global designer, manufacturer and marketer of electrical, electronic and fiber optic connectors, interconnect systems, antennas, sensor and sensor-based products and coaxial and high-speed specialty cable.  The Company operates through two reporting segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions.  In 2013, approximately 69% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

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

The Company’s strategy is to provide comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control in the areas in which it competes.  The Company focuses its research and development efforts through close collaboration with its OEM customers to develop highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales within a one-to-three year period.  The Company is also focused on controlling costs.  The Company does this by investing in modern manufacturing technologies, controlling purchasing processes and expanding into lower cost areas.

The Company’s strategic objective is to further enhance its position in its served markets by pursuing the following success factors:

•                  Develop performance-enhancing interconnect solutions;

•                  Pursue broad diversification;

•                  Expand global presence;

•                  Control costs;

•                  Pursue strategic acquisitions and investments; and

•                  Foster collaborative, entrepreneurial management.

For the year ended December 31, 2013, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $4,614.7 million, $896.8 million and $635.7 million, respectively, up 8%, 8% and 14%, respectively, from 2012.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company has been its ability to consistently generate cash.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2013, the Company generated operating cash flow of $769.1 million.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.5	68.7	68.4
Casualty loss related to flood	—	—	0.5
Change in contingent acquisition-related obligations	—	—	(0.5)
Acquisition-related expenses	0.2	—	0.1
Selling, general and administrative expenses	11.9	12.0	12.4
Operating income	19.4	19.3	19.1
Interest expense	(1.4)	(1.4)	(1.1)
Other income, net	0.3	0.2	0.2
Income before income taxes	18.3	18.1	18.2
Provision for income taxes	(4.5)	(5.1)	(4.8)
Net income	13.8	13.0	13.4
Net income attributable to noncontrolling interests	—	(0.1)	(0.1)
Net income attributable to Amphenol Corporation	13.8%	12.9%	13.3%

2013 Compared to 2012

Net sales were $4,614.7 million for the year ended December 31, 2013 compared to $4,292.1 million for the year ended December 31, 2012, an increase of 8% in U.S. dollars, 7% in local currencies and 4% organically (excluding both currency and acquisition impacts).  Sales in the Interconnect Products and Assemblies segment (approximately 93% of net sales) increased 7% in 2013 in U.S. dollars and in local currencies and 4% organically compared to 2012 ($4,269.0 million in 2013 versus $3,987.3 million in 2012).  The sales growth was driven by increases in nearly all of our served markets with contributions from both organic growth and the Company’s acquisition program.  Sales to the automotive market increased (approximately $104.0 million), driven primarily by participation in new programs, higher vehicle volumes and acquisitions.  Sales to the IT and data communications equipment market increased (approximately $57.7 million), primarily due to broad-based strength in servers, storage and network hardware.  Sales to the commercial aerospace market increased (approximately $54.0 million) due to increased demand driven by higher levels of airplane production and new airplane platforms and acquisitions.  Industrial market sales increased (approximately $42.9 million), primarily reflecting the impact of acquisitions.  Sales to the mobile networks market increased (approximately $23.0 million), primarily due to an increase in worldwide network build-outs with particular strength in North America and Europe.  Sales to the mobile devices market increased slightly (approximately $4.6 million).  This was partially offset by reductions in sales to the military market (approximately $9.8 million), primarily due to reductions in procurement by defense contractors related to budget uncertainties.   Sales in the Cable Products and Solutions segment (approximately 7% of net sales) increased 13% in 2013 in U.S. dollars and 14% in local currencies and were down 3% organically compared to 2012 ($345.7 million in 2013 versus $304.8 million in 2012).  Increased sales levels were due to a 2012 acquisition which was partially offset by overall lower spending at cable operators.  Cable Products and Solutions sales are primarily in the broadband communications market.

Geographically, sales in the U.S. in 2013 increased approximately 4% ($1,430.6 million in 2013 versus $1,379.7 million in 2012) compared to 2012.  International sales for 2013 increased approximately 9% in U.S. dollars and in local currencies ($3,184.1 million in 2013 versus $2,912.4 million in 2012) compared to 2012 with particular strength in Europe.  The comparatively weaker U.S. dollar in 2013 had the effect of increasing net sales by approximately $15.4 million when compared to foreign currency translation rates in 2012.

The gross profit margin as a percentage of net sales was 31.5% in 2013 compared to 31.3% in 2012.  The increase in gross profit margin as a percentage of sales relates primarily to higher margins in the Interconnect Products and Assemblies segment due primarily to increased volume and cost reduction actions.   Operating margin in the Interconnect Products and Assemblies segment was 21.8%

and 21.5% of sales in 2013 and 2012, respectively.   Operating margin in the Cable Products and Solutions segment decreased to 13.4% in 2013 from 13.5% of sales in 2012, primarily as a result of market pricing and product mix.  On a consolidated basis, operating income margin was 19.4%, up 10 basis points from 2012, which included the impact of acquisition-related expenses discussed below.

As separately presented in the Consolidated Statements of Income, the Company incurred $6.0 million and $2.0 million of acquisition-related expenses in 2013 and 2012, respectively, in connection with acquisitions made during each of these respective years.  These expenses include professional fees, transaction-related fees and other external expenses. For the years ended December 31, 2013 and 2012, these expenses had an impact on net income of $4.6 million, or $0.02 per share, and $2.0 million, or $0.01 per share, respectively.  Excluding the effect of these expenses, operating income margin was 19.6% in 2013 compared to 19.3% in 2012.

Selling, general and administrative expenses were $548.1 million and $512.9 million in 2013 and 2012 and represented approximately 11.9% of net sales for 2013 and 2012, respectively.  Administrative expenses increased approximately $9.9 million in 2013 primarily related to increases in employee related benefits, stock-based compensation expense and amortization of acquisition-related identified intangible assets and represented approximately 4.6% and 4.7% of net sales in 2013 and 2012, respectively.  Research and development expenses increased approximately $11.0 million in 2013 reflecting increases in expenses for new product development and represented approximately 2.2% of net sales for both 2013 and 2012.  Selling and marketing expenses increased approximately $14.3 million in 2013 primarily related to the increase in sales volume and represented approximately 5.1% of net sales for both 2013 and 2012.

Interest expense was $63.6 million for 2013 compared to $59.6 million for 2012. The increase is primarily attributed to higher average debt levels from the Company’s acquisitions and stock repurchase programs.

Other income, net, was $13.4 million for 2013 compared to $10.1 million for 2012, primarily related to interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes was at an effective rate of 24.6% in 2013 and 28.2% in 2012.   The 2013 tax rate reflects a decrease in tax expense and the 2012 tax rate reflects an increase in tax expense of $11.3 million, or $0.07 per diluted common share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that are part of the tax provisions within the American Taxpayer Relief Act.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the benefit to the Company of $11.3 million relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement; as such, between the fourth quarter of 2012 and the first quarter of 2013, there is no net impact on the Company from an income statement perspective.  The 2013 tax rate also reflects a reduction in tax expense of $3.6 million for tax reserve adjustments relating to the completion of the audits of certain of the Company’s prior year tax returns.  Excluding these impacts as well as the net impact of the acquisition-related expenses, the Company’s effective tax rate for 2013 and 2012 was 26.3% and 26.7%, respectively.

The Company operates in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2010 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2013, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $14.9 million, the majority of which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $1.8 million.

2012 Compared to 2011

Net sales were $4,292.1 million for the year ended December 31, 2012 compared to $3,939.8 million for the year ended December 31, 2011, an increase of 9% in U.S. dollars, 10% in local currencies and 5% organically (excluding both currency and acquisition impacts).  Sales in the Interconnect Products and Assemblies segment in 2012 (approximately 93% of net sales) increased 9% in U.S. dollars, 10% in local currencies and 5% organically compared to 2011 ($3,987.3 million in 2012 versus $3,666.0 million in 2011). The Company achieved strong organic growth in the automotive, industrial, mobile devices, IT and data communications equipment, and commercial aerospace markets. Sales to the automotive market increased (approximately $121.7 million), driven primarily by acquisitions and growth in new electronics applications. Industrial market sales increased (approximately $79.2 million), primarily reflecting acquisitions and increased sales to the alternative energy and oil and gas markets.  Sales to the mobile devices market increased (approximately $69.6 million), primarily due to increased demand on new mobile computing platforms. Sales to the IT and data communications equipment market increased (approximately $63.6 million), primarily due to increased sales of high speed and power products in latest generation servers.  Sales to the commercial aerospace market increased (approximately $38.0 million), primarily due to higher airplane production volumes as well as new airplane platforms.  This was partially offset by reductions in sales to the military market (approximately $22.9 million), primarily due to reductions in procurement by defense contractors related to budget uncertainties and a reduction in sales to the mobile networks market (approximately $26.6 million), primarily due to slowed demand at base station/equipment manufacturers.  Sales in the Cable Products and Solutions segment in 2012 (approximately 7% of net sales) increased 11% in U.S. dollars, 14% in local currencies and 8% organically compared to 2011 ($304.8 million in 2012 versus $273.7 million in 2011). Organic growth was primarily due to increased demand in the broadband communications market.

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

The gross profit margin as a percentage of net sales was 31.3% in 2012 compared to 31.6% in 2011.  The decrease in gross profit margin as a percentage of sales relates primarily to lower margins in the Interconnect Products and Assemblies segment due primarily to product mix, partially offset by increased margins in the Cable Products and Solutions segment, primarily as a result of higher volumes and favorable product mix from an acquisition in 2012.  Operating margin in the Interconnect Product and Assemblies segment was 21.5% of sales in both 2012 and 2011 as the lower gross margin was offset by lower selling, general, and administrative expenses.  Operating margin in the Cable Products and Solutions segment increased to 13.5% in 2012 from 12.7% of sales in 2011, primarily as a result of higher gross margins.  On a consolidated basis, operating margins improved from 19.1% in 2011 to 19.3% in 2012.

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

Selling, general and administrative expenses were $512.9 million and $486.3 million in 2012 and 2011.  Selling, general, and administrative expenses increased approximately 5% in 2012 over 2011, compared to a 9% increase in sales, and therefore, declined as a percentage of sales from 12.4% in 2011 to 12.0% in 2012.  The decrease as a percentage of sales relates primarily to cost control actions and product mix. Administrative expenses increased approximately $24.5 million in 2012, primarily related to increases in stock-based compensation expense, salaries and employee-related benefits and amortization of acquisition-related identified intangible assets, and represented approximately 4.7% and 4.5% of sales for 2012 and 2011, respectively.  Research and development expenditures increased approximately $3.6 million in 2012, reflecting increases in expenditures for new product development and represented approximately 2.2% and 2.3% of sales for 2012 and 2011, respectively.  Selling and marketing expenses in 2012 were consistent with amounts incurred in 2011 and represented approximately 5.1% and 5.6% of sales for 2012 and 2011, respectively.

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

The provision for income taxes was at an effective rate of 28.2% in 2012 and 26.2% in 2011.  The 2012 tax rate reflects an increase in tax expense of $11.3 million, or $0.07 per diluted common share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that are part of the tax provisions within the American Taxpayer Relief Act.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the benefit to the company of $11.3 million relating to the 2012 tax year will be recorded as a benefit in the first quarter of 2013 at the date of reinstatement; as such, between the fourth quarter of 2012 and the first quarter of 2013, there is no net impact on the Company from an income statement perspective.  The 2011 tax rate reflects a decrease of $4.5 million, relating primarily to reserve adjustments from the favorable settlement of certain tax positions and the completion of prior year audits.  Excluding these impacts as well as the net impact of the acquisition-related expenses, the loss incurred related to the 2011 Sidney flood and the 2011 contingent consideration gain, the Company’s effective tax rate for 2012 and 2011 was 26.7% and 26.8%, respectively.

Liquidity and Capital Resources

Cash flow provided by operating activities was $769.1 million for 2013 compared to $674.7 million for 2012. The increase in cash flow provided by operating activities for 2013 compared to 2012 is primarily due to an increase in net income and a net decrease in other long-term assets partially offset by a higher increase in components of working capital.  Cash flow provided by operating activities was $674.7 million for 2012 compared to $565.2 million for 2011. The increase in cash flow provided by operating activities for 2012 compared to 2011 is primarily due to an increase in net income and a lower increase in components of working capital, partially offset by a net increase in other long-term assets.

The components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $26.3 million in 2013 due primarily to increases in accounts receivable, inventory, and other current assets of $37.0 million, $8.0 million and $18.4 million, respectively, offset by increases in accounts payable and accrued liabilities of $6.9 million and $30.2 million, respectively. The components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $8.9 million in 2012 due primarily to increases in inventory and accounts receivable of $45.9 million and $123.9 million, respectively, offset by increases in accounts payable and accrued liabilities of $99.4 million and $61.5 million, respectively. The components of working capital increased $110.3 million in 2011 due primarily to increases in inventory, accounts receivable, and other current assets of $88.5 million, $9.7 million and $8.9 million, respectively, and a decrease of $27.5 million in accounts payable, partially offset by a $24.3 million increase in accrued liabilities.

The following represents the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets in 2013. Accounts receivable increased $90.3 million to $1,001.0 million resulting from higher sales levels, the impact of acquisitions of $48.0 million and translation resulting from the comparatively weaker U.S. dollar at December 31, 2013 compared to December 31, 2012 (“Translation”).  Days sales outstanding at December 31, 2013 and 2012 were 70 days and 72 days, respectively.  Inventory increased $58.9 million to $792.6 million, primarily due to the impact of higher sales activity and the impact of acquisitions of $48.7 million. Inventory days at December 31, 2013 and 2012 were 80 and 83, respectively.  Other current assets increased $51.8 million to $171.7 million, primarily due to increases in value added tax and other receivables and the impact of acquisitions of $26.9 million.  Land and depreciable assets, net, increased $115.0 million to $532.4 million reflecting capital expenditures of $158.3 million, fixed assets from acquisitions of $66.2 million and Translation, partially offset by depreciation of $113.0 million and disposals.  Goodwill and other long term assets increased $386.9 million to $2,478.0 million, primarily as a result of five acquisitions in the Interconnect Products and Assemblies segment completed during 2013 and Translation.  Accounts payable increased $53.4 million to $549.9 million, primarily as a result of an increase in purchasing activity during the year related to higher sales levels, the impact of acquisitions of $33.6 million and Translation. Payable days at December 31, 2013 and 2012 were 56 days. Total accrued expenses increased $66.7 million to $358.5 million, primarily due to increases in accrued salaries and the impact of acquisitions of $52.4 million.  Accrued pension and post-employment benefit obligations decreased $64.6 million to $180.0 million due primarily to a decrease in the projected benefit obligation as a result of an increase in the discount rate assumption.  Other long-term liabilities increased $32.6 million due primarily to an increase in deferred tax liabilities.

In 2013, cash flow provided by operating activities of $769.1 million, net borrowings of $418.2 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $116.2 million, and proceeds from the disposal of fixed assets of $3.7 million, were used to fund acquisition related payments of $484.9 million,  purchases of treasury stock of $324.7 million, capital expenditures of $158.4 million, dividend payments of $96.8 million, net purchases of short-term investments of $53.7 million and payments to shareholders of noncontrolling interests of $4.4 million, which resulted in an increase in cash and cash equivalents including the impact of Translation of $196.0 million.

In 2012, cash flow provided by operating activities of $674.7 million, net borrowings of $325.2 million, proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $117.1 million, and proceeds from the disposal of fixed assets of $4.8 million, were used to fund purchases of treasury stock of $380.0 million, acquisition-related payments of $251.5 million, capital expenditures of $129.1 million, net purchases of short-term investments of $117.8 million, payments to shareholders of noncontrolling interests of $5.2 million and dividend payments of $70.1 million, which resulted in an increase in cash and cash equivalents including the impact of Translation of $175.8 million.

At December 31, 2013 and 2012, the Company had cash, cash equivalents and short-term investments of $1,192.2 million and $942.5 million, respectively.  The majority of these amounts are located outside of the U.S.  The Company does not currently intend to repatriate these funds.  However, any repatriation of funds would result in the need to accrue and pay income taxes.

In July 2013, the Company amended its revolving credit facility (the “Revolving Credit Facility”) to (1) reduce borrowing costs, (2) extend the maturity date to July 2018 and (3) increase aggregate commitments under the Revolving Credit Facility by $500.0 million, thereby increasing the Revolving Credit Facility to $1,500.0 million.  At December 31, 2013, borrowings and availability under the Revolving Credit Facility were $927.3 million and $572.7 million, respectively.  The interest rate on borrowings under the

Revolving Credit Facility was at a spread over LIBOR.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At December 31, 2013, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

In November 2009, the Company issued $600.0 million principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.75% Senior Notes at December 31, 2013 was approximately $621.0 million based on recent bid prices.

In January 2012, the Company issued $500.0 million principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to November 1, 2021, a make-whole premium. The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at December 31, 2013 was approximately $491.0 million based on recent bid prices.

In January 2014, the Company issued $750.0 million principal amount of unsecured 2.55% Senior Notes due January 2019 (the “2.55% Senior Notes”) at 99.846% of their face value.  The Company used the net proceeds from the sale of the 2.55% Senior Notes to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 2.55%  Senior Notes is payable semi-annually on January 30 and July 30 of each year, commencing July 30, 2014, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 2.55% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and if redeemed prior to December 30, 2018, a make-whole premium. The 2.55% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness (the 4.75% Senior Notes, the 4.00% Senior Notes and the 2.55% Senior Notes are collectively referred to as the “Senior Notes”).

A subsidiary of the Company had entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary could sell an undivided interest of up to $100.0 million in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company serviced, administered and collected the receivables on behalf of the purchaser. The Receivables Securitization Facility included certain covenants and provided for various events of termination.  Transfers of receivables were reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors was accounted for as a secured borrowing and was included in the Company’s Condensed Consolidated Balance Sheets as short-term debt as of December 31, 2012.   Fees incurred in connection with the Receivables Securitization Facility are included in interest expense.  Such fees were approximately $0.9 million, $1.0 million, and $1.6 million for 2013, 2012 and 2011, respectively.  On November 15, 2013, the Company terminated the Receivables Securitization Facility.

In October 2013, the Company entered into a Credit Agreement among the Company, certain subsidiaries of the Company and a financial institution (the “Credit Agreement”).  The Credit Agreement provides for a $100.0 million uncommitted and unsecured credit facility with the ability to borrow at a spread over LIBOR, which is renewable annually.  The borrowings under the Credit Agreement were used to repay borrowings under the Company’s Receivable Securitization Facility.  At December 31, 2013, borrowings and availability under the Credit Agreement were $100.0 million and nil, respectively.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Credit Agreement approximated their fair value at December 31, 2013 due to their relative short-term maturities and market interest rates.

The Company had $14.1 million of issued and unused letters of credit at December 31, 2013.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions. The Company expects that capital expenditures in 2014 will be approximately $180 to $200 million.   Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock.  In July 2013, the Board of Directors approved an increase in the quarterly dividend rate from $0.105 to $0.20 per share effective with the third quarter 2013 dividend.  Total dividends declared during 2013, 2012 and 2011 were $96.8 million, $67.7 million and $10.1 million, respectively. Total dividends paid in 2013, 2012 and 2011 were $96.8 million, $70.1 million and $10.3 million, respectively, including those declared in the prior year and paid in the current year.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Credit Agreement.

The Company’s primary sources of liquidity are internally generated cash flow, the Company’s credit facilities, and cash, cash equivalents and short-term investments.  The Company expects that ongoing cash requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products or a deterioration in certain of the Company’s financial ratios.  However, management believes that the Company’s cash, cash equivalents and short-term investment position, ability to generate strong cash flow from operations, and availability under its credit facilities will allow it to meet its obligations for the next twelve months.

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program after December 31, 2013 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  Through February 15, 2014, the Company has repurchased 1.4 million shares of its common stock under the 2013 Program for $120.3 million.  These treasury shares will be retired by the Company and common stock and accumulated earnings will be reduced accordingly.   At February 15, 2014, approximately 4.3 million additional shares of common stock may be repurchased under the 2013 Program.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the Consolidated Statements of Income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company for the first quarter of 2013.  Because this standard only impacts presentation and disclosure requirements, its adoption did not have a significant effect on the Company’s financial statements.

Pensions

The Company and certain of its domestic subsidiaries have defined benefit pension plans (“U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries also have defined benefit plans covering their employees (the “International Plans”). The pension expense for the U.S. Plans and International Plans (the “Plans”) approximated $30.1 million, $25.2 million and $19.1 million in 2013, 2012 and 2011, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including a weighted-average discount rate, rate increase of future compensation levels, and an expected long-term rate of return on the respective Plans’ assets.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate for the U.S. Plans on this basis was 4.60% at December 31, 2013 and 3.75% at December 31, 2012. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 50 basis points, the accrued benefit obligation would have decreased or increased by approximately $20.0 million.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 9%, which has been in excess of these broad equity and bond benchmark indices. As described above, the expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of 60% with equity managers (with an expected long-term rate of return of approximately 9%) and 40% with fixed income managers (with an expected long-term rate of return of approximately 7%).  As of December 31, 2013 and 2012, the asset allocation was 65% and 62% with equity managers and 32% and 37% with fixed income managers and 3% and 1% in cash, respectively.  The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the accrued benefit obligation of the U.S. Plans at December 31, 2013 and 2012 is 8.00%.

The Company made cash contributions to the Plans of $23.3 million, $21.8 million and $22.8 million in 2013, 2012 and 2011, respectively. The total liability for accrued pension and post-employment benefit obligations under the Company’s pension and post-retirement benefit plans decreased in 2013 to $179.5 million ($4.0 million of which is included in other accrued expenses primarily representing required contributions to be made during 2014 for unfunded foreign plans) from $246.6 million in 2012 primarily due to an increase of the discount rate assumption compared to 2012. The Company estimates that, based on current actuarial calculations, it will make a cash contribution to the Plans in 2014 of approximately $22.0 million, most of which is related to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of the respective Plans’ assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $3.0 million, $2.7 million and $2.5 million in 2013, 2012 and 2011, respectively.

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

Revenue Recognition - The Company’s primary source of revenues is from product sales to its customers.  Revenue from sales of the Company’s products is recognized at the time the goods are delivered and title passes, provided the earning process is complete and revenue is measurable.  Delivery is determined by the Company’s shipping terms, which are primarily freight on board shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.  The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 8% of consolidated sales in 2013), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

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

Goodwill - The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each June 30. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”, as the components of these reportable business segments have similar economic characteristics. In 2013, the Company utilized the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test in accordance with ASU 2011-08, Intangibles — Goodwill and Other: Testing for Goodwill Impairment (“ASU 2011-08”), which was adopted by the Company as of January 1, 2012. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount.

As of June 30, 2013, the Company has determined that it is more likely than not that the fair value of its reporting units is greater than its carrying amount. The Company has not recognized any goodwill impairment in 2013, 2012, or 2011 in connection with its annual impairment test.

Defined Benefit Plan Obligation - The defined benefit plan obligation is based on significant assumptions such as mortality rates, discount rates and plan asset rates of return as determined by the Company in consultation with the respective benefit plan actuaries and investment advisors (Note 9).

Income Taxes - Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  At December 31, 2013, the cumulative amount of undistributed earnings of foreign affiliated companies was approximately $2.6 billion.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies as it is the Company’s intention to reinvest these earnings permanently outside the U.S.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated as there is a significant amount of uncertainty with respect to the tax impact of the remittance of these earnings due to the fact that dividends received from foreign subsidiaries may generate additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend.  These uncertainties are further complicated by the significant number of foreign tax jurisdictions involved.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The significant accounting policies are more fully described in Note 1 to the Company’s Consolidated Financial Statements.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2013, as well as an estimate of the timing in which such obligations are expected to be satisfied.

	Payment Due By Period
Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$2,132,874	$701,437	$1,725	$929,069	$500,643
Interest related to 4.75% Senior Notes	28,500	28,500	—	—	—
Interest related to 4.00% Senior Notes	170,000	20,000	40,000	40,000	70,000
Operating leases	84,346	33,451	39,445	10,644	806
Purchase obligations	223,042	220,217	2,767	58	—
Accrued pension and post employment benefit obligations (2)	54,872	16,039	11,016	11,250	16,567
Total (3)	$2,693,634	$1,019,644	$94,953	$991,021	$588,016

(1)         The Company has excluded expected interest payments on the Revolving Credit Facility and Credit Agreement from the above table, as this calculation is largely dependent on average debt levels the Company expects to have during each of the years presented.  The actual interest payments made related to the Revolving Credit Facility, Credit Agreement and Receivables Securitization Facility in 2013 were $10.6 million. Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by such items as future acquisitions, repurchases of treasury stock, dividend payments as well as payments or additional borrowing made to reduce or increase the underlying revolver balance.

Additionally, the Company has excluded the expected interest payments on the 2.55% Senior Notes which were issued in January 2014 and are due in January 2019.  The net proceeds from the sale of the 2.55% Senior Notes were used to repay borrowings under the Revolving Credit Facility.  The Company expects to make annual interest payments of approximately $19.1 million until maturity of the 2.55% Senior Notes.

(2)         Included in this table are estimated benefit payments expected to be made under the Company’s unfunded pension and post-retirement benefit plans. The Company also maintains several funded pension and post-retirement benefit plans, the most significant of which covers its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plans due to prior contributions made in excess of minimum requirements, however, the Company did make a voluntary contribution of approximately $15.0 million in 2013.  An anticipated minimum required contribution of approximately $9.0 million was included in the above table related to the U.S. Plans for 2014. It is not possible to reasonably estimate expected required contributions in the above table after 2014 since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(3)         As of December 31, 2013, the Company has non-current liabilities of approximately $14.9 million recognized in accordance with the Income Taxes topic of the Accounting Standards Codification.  These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows; it is difficult to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

As of December 31, 2013, the Company had a forward contract that effectively fixed a Hong Kong dollar denominated intercompany debt obligation of 604.7 million Hong Kong dollars into a fixed U.S. dollar denominated obligation expiring in November 2014 concurrent with the underlying intercompany loan, a forward contract that effectively fixed a Euro denominated intercompany debt obligation of 174.6 million Euros into a fixed Hong Kong dollar denominated obligation expiring in December 2014 concurrent with the underlying intercompany loan and two forward contracts that effectively fixed Great Britain Pound denominated intercompany debt obligations of 25.0 million Great Britain Pounds and 12.8 million Great Britain Pounds into fixed Hong Kong dollar denominated obligations expiring in September 2014 and December 2014, respectively, concurrent with the underlying intercompany loans.  The Company does not engage in purchasing forward exchange contracts for trading or speculative purposes.

Refer to Note 5 of the Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. As of December 31, 2013, $1,034.1 million, or 48% of the Company’s outstanding borrowings, were subject to floating interest rates, primarily LIBOR.  The Company has $600.0 million of unsecured Senior Notes due November 2014 outstanding, which were issued at 99.813% of their face value and which have a fixed interest rate of 4.75%.  The Company has $500.0 million of unsecured Senior Notes due February 2022 outstanding, which were issued at 99.746% of their face value and which have a fixed interest rate of 4.00%.

In January 2014, the Company issued $750.0 million principal amount of unsecured 2.55% Senior Notes due January 2019 at 99.846% of their face value which have which have a fixed interest rate at 2.55%.  The Company used the proceeds from the 2.55% Senior Notes to repay borrowings under its Revolving Credit Facility thus reducing its exposure to floating interest rates.

Outstanding borrowings under the Company’s Revolving Credit Facility are subject to floating interest rates, primarily LIBOR. At December 31, 2013, the Company’s average LIBOR rate was 0.17%.  A 10% change in the LIBOR interest rate at December 31, 2013 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2014, although there can be no assurances that interest rates will not significantly change.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Amphenol Corporation

Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flow for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut

February 21, 2014

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Net sales	$4,614,669	$4,292,065	$3,939,786
Cost of sales	3,163,835	2,948,853	2,696,126
Gross profit	1,450,834	1,343,212	1,243,660
Casualty loss related to flood	—	—	21,479
Change in contingent acquisition-related obligations	—	—	(17,813)
Acquisition-related expenses	5,983	2,000	2,000
Selling, general and administrative expenses	548,038	512,867	486,316
Operating income	896,813	828,345	751,678

Interest expense	(63,553)	(59,613)	(43,029)
Other income, net	13,385	10,109	8,103
Income before income taxes	846,645	778,841	716,752
Provision for income taxes	(207,896)	(219,333)	(187,910)
Net income	638,749	559,508	528,842
Less: Net income attributable to noncontrolling interests	(3,077)	(4,191)	(4,651)
Net income attributable to Amphenol Corporation	$635,672	$555,317	$524,191
Net income per common share — Basic	$4.00	$3.44	$3.09

Weighted average common shares outstanding — Basic	159,092,787	161,522,080	169,640,115

Net income per common share — Diluted	$3.92	$3.39	$3.05

Weighted average common shares outstanding — Diluted	162,274,499	163,947,111	171,825,588

Dividends declared per common share	$0.61	$0.42	$0.06

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$638,749	$559,508	$528,842
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,837	26,079	(9,679)
Revaluation of derivatives	(282)	538	(287)
Purchase of non-controlling interest	288	—	—
Defined benefit plan liability adjustment	52,641	(23,343)	(24,859)
Total other comprehensive income (loss), net of tax	62,484	3,274	(34,825)
Total comprehensive income	701,233	562,782	494,017

Less: Comprehensive income attributable to noncontrolling interests	(3,508)	(4,412)	(5,126)

Comprehensive income attributable to Amphenol Corporation	$697,725	$558,370	$488,891

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$886,838	$690,850
Short-term investments	305,324	251,653
Total cash, cash equivalents and short-term investments	1,192,162	942,503
Accounts receivable, less allowance for doubtful accounts of $12,010 and $10,372, respectively	1,001,012	910,711
Inventories:
Raw materials and supplies	261,867	243,127
Work in process	265,196	271,669
Finished goods	265,581	218,922
	792,644	733,718
Other current assets	171,749	119,983
Total current assets	3,157,567	2,706,915
Land and depreciable assets:
Land	23,229	21,874
Buildings and improvements	184,365	167,884
Machinery and equipment	1,128,785	943,573
	1,336,379	1,133,331
Accumulated depreciation	(803,954)	(715,895)
	532,425	417,436
Goodwill and other long-term assets	2,478,036	2,091,112
	$6,168,028	$5,215,463

Liabilities & Equity
Current Liabilities:
Accounts payable	$549,942	$496,525
Accrued salaries, wages and employee benefits	104,859	89,142
Accrued income taxes	96,388	94,341
Other accrued expenses	157,252	108,213
Short-term debt	701,437	100,293
Total current liabilities	1,609,878	888,514
Long-term debt	1,431,437	1,606,204
Accrued pension and post-employment benefit obligations	180,021	244,571
Other long-term liabilities	66,620	33,992
Commitments and contingent liabilities (Notes 2, 10 and 16)
Equity:
Class A Common Stock, $.001 par value; 500,000,000 shares authorized; 158,206,118 and 159,857,738 shares issued and outstanding at December 31, 2013 and 2012, respectively	158	160
Additional paid-in capital	489,930	336,683
Accumulated earnings	2,424,372	2,210,120
Accumulated other comprehensive loss	(54,951)	(117,004)
Total shareholders’ equity attributable to Amphenol Corporation	2,859,509	2,429,959
Noncontrolling interests	20,563	12,223
Total equity	2,880,072	2,442,182

	$6,168,028	$5,215,463

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars in thousands, shares in millions)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Stock	Interests	Equity
Balance January 1, 2011	176	$176	$144,855	$2,260,581	$(84,757)	$—	$21,860	$2,342,715
Net income				524,191			4,651	528,842
Other comprehensive income					(35,300)		475	(34,825)
Purchase of noncontrolling interests			(15,962)				(8,892)	(24,854)
Distributions to shareholders of noncontrolling interests							(5,077)	(5,077)
Purchase of treasury stock						(672,191)		(672,191)
Retirement of treasury stock	(13)	(13)		(672,178)		672,191		—
Stock options exercised, including tax benefit			31,594					31,594
Dividends declared ($0.06 per common share)				(10,097)				(10,097)
Stock-based compensation			28,679					28,679
Balance December 31, 2011	163	163	189,166	2,102,497	(120,057)	—	13,017	2,184,786
Net income				555,317			4,191	559,508
Other comprehensive income					3,053		221	3,274
Distributions to shareholders of noncontrolling interests							(5,206)	(5,206)
Purchase of treasury stock						(380,023)		(380,023)
Retirement of treasury stock	(6)	(6)		(380,017)		380,023		—
Stock options exercised, including tax benefit	3	3	116,105					116,108
Dividends declared ($0.42 per common share)				(67,677)				(67,677)
Stock-based compensation			31,412					31,412
Balance December 31, 2012	160	160	336,683	2,210,120	(117,004)	—	12,223	2,442,182
Net income				635,672			3,077	638,749
Other comprehensive income					61,765		431	62,196
Purchase of noncontrolling interests			662		288		(950)	—
Acquisitions resulting in noncontrolling interests							10,153	10,153
Distributions to shareholders of noncontrolling interests							(4,371)	(4,371)
Purchase of treasury stock						(324,655)		(324,655)
Retirement of treasury stock	(4)	(4)		(324,651)		324,655		—
Stock options exercised, including tax benefit	2	2	116,515					116,517
Dividends declared ($0.61 per common share)				(96,769)				(96,769)
Stock-based compensation			36,070					36,070
Balance December 31, 2013	158	$158	$489,930	$2,424,372	$(54,951)	$—	$20,563	$2,880,072

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$638,749	$559,508	$528,842
Adjustments for cash from operating activities:
Depreciation and amortization	136,482	121,779	119,439
Stock-based compensation expense	36,070	31,412	28,679
Non-cash casualty loss related to flood	—	—	10,388
Change in contingent acquisition related obligations	—	—	(17,813)
Excess tax benefits from stock-based payment arrangements	(21,045)	(21,648)	(5,995)
Net change in operating assets and liabilities:
Accounts receivable	(37,046)	(123,870)	(9,664)
Inventory	(7,997)	(45,934)	(88,486)
Other current assets	(18,375)	(71)	(8,890)
Accounts payable	6,908	99,416	(27,547)
Accrued income taxes	30,842	34,092	26,947
Other accrued liabilities	(640)	27,421	(2,613)
Accrued pension and post-employment benefits	8,449	296	(5,660)
Other long-term assets	(1,573)	(7,684)	17,114
Other	(1,774)	(38)	466
Cash flow provided by operating activities	769,050	674,679	565,207

Cash flow from investing activities:
Additions to land and depreciable assets	(158,448)	(129,099)	(100,222)
Proceeds from disposal of land and depreciable assets	3,712	4,828	8,118
Purchases of short-term investments	(741,062)	(379,605)	(181,880)
Sales and maturities of short-term investments	687,391	261,800	146,373
Acquisitions, net of cash acquired	(484,907)	(251,523)	(303,273)
Cash flow used in investing activities	(693,314)	(493,599)	(430,884)

Cash flow from financing activities:
Long-term borrowings under credit facilities	1,041,400	819,556	873,200
Repayments of long-term debt	(620,374)	(988,800)	(301,900)
Borrowings under senior notes	—	498,730	—
Payment of fees and expenses related to debt financing	(2,827)	(4,318)	(2,125)
Purchase and retirement of treasury stock	(324,655)	(380,023)	(672,191)
Proceeds from exercise of stock options	95,142	95,451	26,086
Excess tax benefits from stock-based payment arrangements	21,045	21,648	5,995
Payment of contingent acquisition-related obligations	—	—	(40,000)
Distributions to and purchases of noncontrolling interests	(4,371)	(5,206)	(29,931)
Dividend payments	(96,771)	(70,122)	(10,282)
Cash flow provided by (used in) financing activities	108,589	(13,084)	(151,148)
Effect of exchange rate changes on cash and cash equivalents	11,663	7,768	6,023
Net change in cash and cash equivalents	195,988	175,764	(10,802)
Cash and cash equivalents balance, beginning of year	690,850	515,086	525,888
Cash and cash equivalents balance, end of year	$886,838	$690,850	$515,086

Cash paid during the year for:
Interest	$60,387	$48,589	$40,489
Income taxes	176,801	189,677	144,175

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies

Operations

Amphenol Corporation (together with its subsidiaries, “Amphenol” or the “Company”) operates two business segments which consist of manufacturing and selling interconnect products and assemblies and cable products and solutions.  The Company sells its products to customer locations worldwide.

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

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each June 30. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”, as the components of these reportable business segments have similar economic characteristics. In 2013, the Company utilized the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test in accordance with ASU 2011-08, Intangibles — Goodwill and Other: Testing for Goodwill Impairment (“ASU 2011-08”), which was adopted by the Company effective January 1, 2012. An entity is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount.  As of June 30, 2013, the Company has determined that it is more likely than not that the fair value of its reporting units is greater than its carrying amount. The Company has not recognized any goodwill impairment in 2013, 2012, or 2011 in connection with its annual impairment test.

Intangible Assets

Intangible assets are included in Goodwill and other long-term assets and consist primarily of proprietary technology, customer relationships and license agreements and are generally amortized over the estimated periods of benefit. The Company assesses the impairment of long-lived assets, other than goodwill, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no impairments recorded during any of the periods presented as a result of such reviews.

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

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 8% of consolidated sales in 2013), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in selling, general and administrative expense.

Retirement Pension Plans

Costs for retirement pension plans include current service costs and amortization of prior service costs over the average working life expectancy. It is the Company’s policy to fund current pension costs taking into consideration minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees’ service with the Company.  The recognition of expense for retirement pension plans and medical benefit programs is significantly impacted by estimates made by management such as discount rates used to value certain liabilities, expected return on assets and future health care costs.  The Company uses third-party specialists to assist management in appropriately measuring the expense associated with pension and other post-retirement plan benefits.

Stock-Based Compensation

The Company accounts for its option and restricted share awards based on the fair value of the award at the date of grant and recognizes compensation expense over the service period that the awards are expected to vest.  The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award.  Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and also impact the amount of expense to be recognized in future periods.  The Company’s income before income taxes was reduced by $36,070 ($26,406 after tax), $31,412 ($22,709 after tax) and $28,679 ($20,720 after tax) for the years ended December 31, 2013, 2012 and 2011, respectively, related to the expense incurred for stock-based compensation plans, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2013	2012	2011
Risk free interest rate	0.9%	0.8%	1.7%
Expected life	4.6 years	4.6 years	4.6 years
Expected volatility	28.0%	30.0%	28.0%
Expected dividend yield	1.0%	0.8%	0.1%

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  At December 31, 2013, the cumulative amount of undistributed earnings of foreign affiliated companies was approximately $2,600,000.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies as it is the Company’s intention to reinvest these earnings permanently outside the U.S.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated as there is a significant amount of uncertainty with respect to the tax impact of the remittance of these earnings due to the fact that dividends received from foreign subsidiaries may generate additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend.  These uncertainties are further complicated by the significant number of foreign tax jurisdictions involved.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Foreign Currency Translation

The financial position and results of operations of the Company’s significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments is included as a component of Accumulated other comprehensive income (loss) within equity. Transaction gains and losses related to operating assets and liabilities are included in selling, general and administrative expense.

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred.  Research and development expenses for the creation of new and improved products and processes were $103,421, $92,480 and $88,877, for the years 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expense.

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

Net Income per Common Share

Basic income per common share is based on the net income attributable to Amphenol Corporation for the year divided by the weighted average number of common shares outstanding. Diluted income per common share assumes the exercise of outstanding dilutive stock options using the treasury stock method.

Derivative Financial Instruments

Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for as cash flow hedges.  Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in Accumulated other comprehensive income (loss), and subsequently reflected in Other income, net on the Consolidated Statements of Income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. Any ineffective portion of the change in the fair value of designated hedging instruments is included in the Consolidated Statements of Income.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present either on the face of the Consolidated Statements of Income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company for the first quarter of 2013.  Because this standard only impacts presentation and disclosure requirements, its adoption did not have a significant effect on the Company’s financial statements.

Note 2—Long-Term Debt

Long-term debt consists of the following:

	Average Interest Rate at
	December 31,			December 31,
	2013	2012	Maturity	2013	2012

4.75% Senior Notes due November 2014 (less unamortized discount of $187 and $411 at December 31, 2013 and 2012, respectively)	4.75%	4.75%	2014	$599,813	$599,589
4.00% Senior Notes due February 2022 (less unamortized discount of $1,027 and $1,154 at December 31, 2013 and 2012, respectively)	4.00%	4.00%	2022	498,973	498,846
Revolving Credit Facility	1.50%	1.52%	2018	927,300	500,400
Credit Agreement	1.16%	—	2014	100,000	—
Receivables Securitization Facility	—	0.86%	—	—	100,000
Notes payable to foreign banks and other debt	4.76%	8.45%	2014-2018	6,788	7,662
				2,132,874	1,706,497
Less current portion				701,437	100,293
Total long-term debt				$1,431,437	$1,606,204

Revolving Credit Facility

In July 2013, the Company amended its revolving credit facility (the “Revolving Credit Facility”) to (1) reduce borrowing costs, (2) extend the maturity date to July 2018 and (3) increase aggregate commitments under the Revolving Credit Facility by $500,000, thereby increasing the Revolving Credit Facility to $1,500,000.  At December 31, 2013, borrowings and availability under the Revolving Credit Facility were $927,300 and $572,700, respectively.  The interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At December 31, 2013, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at December 31, 2013 and 2012 was

approximately $621,000 and $640,000, respectively, based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy (Note 4).

In January 2012, the Company issued $500,000 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00%  Senior Notes is payable semi-annually on February 1 and August 1 of each year, beginning August 1, 2012, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to November 1, 2021, a make-whole premium. The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at December 31, 2013 and 2012 was approximately $491,000 and $533,000, respectively, based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy (Note 4).

In January 2014, the Company issued $750,000 principal amount of unsecured 2.55% Senior Notes due January 2019 (the “2.55% Senior Notes”) at 99.846% of their face value.  Net proceeds from the sale of the 2.55% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 2.55%  Senior Notes is payable semi-annually on January 30 and July 30 of each year, commencing July 30, 2014, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 2.55% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and if redeemed prior to December 30, 2018, a make-whole premium. The 2.55% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.

Receivables Securitization Facility

A subsidiary of the Company had entered into a Receivables Securitization Facility with a financial institution whereby the subsidiary could sell an undivided interest of up to $100,000 in a designated pool of qualified accounts receivable (the “Receivables Securitization Facility”). The Company serviced, administered and collected the receivables on behalf of the purchaser. The Receivables Securitization Facility included certain covenants and provided for various events of termination.  Transfers of receivables were reflected as debt issued in the Company’s Condensed Consolidated Statements of Cash Flow, and the value of the outstanding undivided interest held by investors was accounted for as a secured borrowing and was included in the Company’s Condensed Consolidated Balance Sheets as short-term debt as of December 31, 2012.   Fees incurred in connection with the Receivables Securitization Facility are included in interest expense.  Such fees were approximately $900, $1,000, and $1,600 for 2013, 2012 and 2011, respectively.  On November 15, 2013, the Company terminated the Receivables Securitization Facility.

Credit Agreement

In October 2013, the Company entered into a Credit Agreement among the Company, certain subsidiaries of the Company and a financial institution (the “Credit Agreement”).  The Credit Agreement provides for a $100,000 uncommitted and unsecured credit facility with the ability to borrow at a spread over LIBOR, which is renewable annually.  The net borrowings under the Credit Agreement were used to repay borrowings under the Company’s Receivables Securitization Facility.   At December 31, 2013, borrowings and availability under the Credit Agreement were $100,000 and nil, respectively.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Credit Agreement approximated their fair value at December 31, 2013 due to their relative short-term maturities and market interest rates and are therefore classified as Level 2 in the fair value hierarchy (Note 4).

The maturity of the Company’s debt over each of the next five years ending December 31 and thereafter, is as follows:

2014	$701,437
2015	953
2016	772
2017	394
2018	928,675
Thereafter	500,643
$2,132,874

The Company had approximately $14,100 of issued and unused letters of credit at December 31, 2013.

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

The Company determined the fair value of the liability for this contingent consideration payment based on a probability-weighted approach, which through the first quarter of 2011 would have resulted in the maximum contingent consideration being paid. During the second quarter of 2011, the acquired company’s performance expectations were reduced as a result of a softening in demand in the defense market and the related deferral of certain defense related programs to periods beyond 2011 and therefore outside the contractual earn-out period. Therefore, it was determined that the payment related to 2011 profitability levels was no longer probable and the Company adjusted the remaining contingent consideration liability of approximately $17,800 as a gain in operating income. This adjustment had an impact on net income of approximately $11,200, or $0.06 per diluted common share in 2011.  Based on the actual 2011 results of the acquired company, it was confirmed that the 2012 contingent consideration payment was in fact not payable.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are derivative instruments.  The Company’s derivative instruments represent forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2013 and 2012 are as follows:

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(2,169)	$—	$(2,169)	$—
Total	$(2,169)	$—	$(2,169)	$—

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(6,018)	$—	$(6,018)	$—
Total	$(6,018)	$—	$(6,018)	$—

The Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 5—Derivative Instruments

The Company is exposed to certain risks related to its ongoing business operations.  The primary risks managed by using derivative instruments are foreign exchange rate risk and interest rate risk. Foreign exchange rate forward contacts were entered into in 2013 to manage the currency exposures on intercompany loans used to fund recent acquisitions. The hedges will terminate in 2014 upon maturity of the respective intercompany loans.

Derivative instruments are required to be recognized as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates foreign exchange rate forward contacts as cash flow hedges.

As of December 31, 2013 and 2012, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Assets
	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as cash flow hedges:
Forward contracts	Other accrued expenses	$(2,169)	$(6,018)

For the years ended December 31, 2013 and 2012, a loss of $(282) and a gain of $538, respectively, were recognized in Accumulated Other Comprehensive Loss associated with foreign exchange rate forward contracts.

Note 6—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011

Income before income taxes:
United States	$152,851	$145,856	$176,739
Foreign	693,794	632,985	540,013
	$846,645	$778,841	$716,752

Current tax provision:
United States	$47,526	$54,649	$44,769
Foreign	162,282	163,060	128,608
	209,808	217,709	173,377

Deferred tax provision (benefit):
United States	(134)	7,749	17,733
Foreign	(1,778)	(6,125)	(3,200)
	(1,912)	1,624	14,533
Total provision for income taxes	$207,896	$219,333	$187,910

At December 31, 2013, the Company had $61,473 and $3,897 of foreign tax loss and credit carryforwards, and U.S. state tax loss and credit carryforwards net of federal benefit, respectively, of which $39,689 and $54, respectively, will either expire or be refunded at various dates through 2028 and the balance can be carried forward indefinitely.

A valuation allowance of $19,400 and $17,896 at December 31, 2013 and 2012, respectively, has been recorded which relates to the foreign net operating loss carryforwards and U.S. state tax credits.  The net change in the valuation allowance for deferred tax assets was an increase of $1,504 and a decrease of $1,233 in 2013 and 2012, respectively, which was related to foreign net operating loss and foreign and U.S. state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2013	2012	2011

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	0.6	0.6	0.4
Foreign earnings and dividends taxed at different rates	(9.4)	(7.9)	(8.2)
Valuation allowance	0.2	(0.2)	(0.2)
Tax impact of the delay in American Taxpayer Relief Act	(1.3)	1.5	—
Other	(0.5)	(0.8)	(0.8)
Effective tax rate	24.6%	28.2%	26.2%

The 2013 tax rate reflects a decrease in tax expense and the 2012 tax rate reflects an increase in tax expense of $11,300, or $0.07 per diluted common share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that are part of the tax provisions within the American Taxpayer Relief Act.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the benefit to the Company of $11,300 relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement; as such, between the fourth quarter of 2012 and the first quarter of 2013, there is no net impact on the Company from an income statement perspective.  The 2013 tax rate also reflects a reduction in tax expense of $3,645 for tax reserve adjustments relating to the completion of the audits of certain of the Company’s prior year tax returns.  The 2011 tax rate reflects reductions in tax expense of $4,493 for tax reserve adjustments relating to the completion of the audit of certain of the Company’s prior year tax returns.  Excluding these impacts as well as the net impact of the acquisition-related expenses, the loss incurred related to the 2011 Sidney flood and the 2011 contingent consideration gain, the Company’s effective tax rate for 2013, 2012 and 2011 was 26.3%, 26.7% and 26.8%, respectively.

The Company’s deferred tax assets and liabilities included in Other current assets, Goodwill and other long-term assets and in Other long-term liabilities in the accompanying Consolidated Balance Sheets, excluding the valuation allowance, comprised the following:

	December 31,
	2013	2012
Deferred tax assets relating to:
Accrued liabilities and reserves	$25,226	$21,841
Operating loss and tax credit carryforwards	19,618	17,967
Pensions, net	35,221	56,584
Inventory reserves	18,846	18,615
Employee benefits	31,972	30,298
	$130,883	$145,305

Deferred tax liabilities relating to:
Goodwill	$108,524	$90,506
Depreciation	4,206	6,982
Contingent consideration	6,591	6,591
	$119,321	$104,079

At December 31, 2013 and 2012, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $14,937 and $16,171, respectively.

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Unrecognized tax benefits as of January 1	$26,381	$20,215	$22,560
Gross increases and gross decreases for tax positions in prior periods	1,373	11,268	(64)
Gross increases - current period tax position	2,376	1,483	2,278
Settlements	—	(3,127)	(451)
Lapse of statute of limitations	(5,359)	(3,458)	(4,108)
Unrecognized tax benefits as of December 31	$24,771	$26,381	$20,215

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2013, 2012 and 2011, the provision for income taxes included a net expense (benefit) of $197,

$(315) and $(566), respectively, in estimated interest and penalties.  As of December 31, 2013, 2012 and 2011, the liability for unrecognized tax benefits included $3,009, $2,812 and $3,131, respectively, for tax-related interest and penalties.

The Company operates in over sixty tax jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2010 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31 2013, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was $14,937 the majority of which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statute of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of $1,800.

Note 7—Equity

Stock-Based Compensation:

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. As of December 31, 2013, there were 2,356,150 shares of common stock available for the granting of additional stock options under the 2009 Employee Option Plan. Options granted under the 2000 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of December 31, 2013, there were 70,000 shares of common stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options granted under the 2004 Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.

In May 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of December 31, 2013, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 95,131.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

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

Stock Options

Stock option activity for 2011, 2012 and 2013 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at January 1, 2011	12,706,324	$33.93	7.18
Options granted	2,551,350	53.45
Options exercised	(1,037,674)	25.14
Options forfeited	(203,100)	39.75
Options outstanding at December 31, 2011	14,016,900	38.00	6.89
Options granted	2,990,000	53.31
Options exercised	(3,252,961)	29.33
Options forfeited	(307,220)	42.84
Options outstanding at December 31, 2012	13,446,719	43.39	7.08
Options granted	2,788,000	78.00
Options exercised	(2,636,213)	36.46
Options forfeited	(176,280)	53.65
Options outstanding at December 31, 2013	13,422,226	51.80	7.08	$501,706
Vested and non-vested expected to vest at December 31, 2013	12,159,914	51.20	6.98	$461,873
Exercisable at December 31, 2013	5,405,305	$41.09	5.55	$259,938

A summary of the status of the Company’s non-vested options as of December 31, 2013 and changes during the year then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date

Non-vested options at January 1, 2013	7,951,177	$13.36
Options granted	2,788,000	17.42
Options vested	(2,545,976)	13.33
Options forfeited	(176,280)	13.95
Non-vested options at December 31, 2013	8,016,921	$14.77

The weighted-average fair value at the grant date of options granted during 2012 and 2011 was $12.96 and $14.19, respectively.

During the years ended December 31, 2013, 2012 and 2011, the following activity occurred under the Company’s option plans:

	2013	2012	2011
Total intrinsic value of stock options exercised	$105,756	$95,891	$29,697
Total fair value of stock options vested	33,932	30,964	28,563

On December 31, 2013, the total compensation cost related to non-vested options not yet recognized is approximately $84,230, with a weighted average expected amortization period of 3.35 years.

Restricted Shares

Prior to the third quarter of 2013, the Company issued 17,045 restricted shares with a weighted-average fair value at grant date of $53.78 per share, all of which became fully vested in 2013.  Additionally, in the second quarter of 2013, the Company issued 12,824 restricted shares with a weighted-average fair value at grant date of $78.00.   As of December 31, 2013, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $394 with a weighted average expected amortization period of 0.39 years.

Stock Repurchase Program:

In January 2013, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10,000,000 shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program after December 31, 2013 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the twelve months ended December 31, 2013, the Company repurchased 4,285,695 shares of its common stock for $324,655.  These treasury shares have been or will be retired by the Company and common stock and accumulated earnings were reduced accordingly.

Dividends:

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock.  In July 2013, the Board of Directors approved an increase in the quarterly dividend rate from $0.105 to $0.20 per share effective with the third quarter 2013 dividend.  Total dividends declared during 2013, 2012 and 2011 were $96,769, $67,677 and $10,097, respectively. Total dividends paid in 2013, 2012 and 2011 were $96,771, $70,122 and $10,282, respectively, including those declared in the prior year and paid in the current year.

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) included in equity at December 31, 2013, 2012 and 2011 are as follows:

	Foreign Currency Translation Adjustment	Revaluation of Derivatives	Defined Benefit Plan Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2011	$41,606	$—	$(126,363)	$(84,757)
Translation adjustments	(10,154)	—	—	(10,154)
Revaluation rate derivatives, net of tax of $173	—	(287)	—	(287)
Defined benefit plan liability adjustment, net of tax of $18,380	—	—	(35,257)	(35,257)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss), net of tax of ($5,421)	—	—	10,398	10,398
Balance at December 31, 2011	31,452	(287)	(151,222)	(120,057)
Translation adjustments	25,858	—	—	25,858
Revaluation of derivatives, net of tax of $39	—	538	—	538
Defined benefit plan liability adjustment, net of tax of $14,598	—	—	(38,135)	(38,135)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss), net tax of ($5,662)	—	—	14,792	14,792
Balance at December 31, 2012	57,310	251	(174,565)	(117,004)
Translation adjustments	14,894	—	—	14,894
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	(5,200)	—	—	(5,200)
Revaluation of derivatives, net of tax of $108	—	(282)	—	(282)
Defined benefit plan liability adjustment, net of tax of $20,594	—	—	35,938	35,938
Amounts reclassified from Accumulated Other Comprehensive Income (Loss), net tax of $9,570	—	—	16,703	16,703
Balance at December 31, 2013	$67,004	$(31)	$(121,924)	$(54,951)

The amounts reclassified from Accumulated other comprehensive income (loss) for foreign currency translation are included within Cost of sales, for defined benefit plan liabilities, are included within Cost of sales and Selling, general and administrative expense and for revaluation of derivatives, are included in Other income, net within the Company’s Consolidated Statements of Income.  The amounts reclassified from Accumulated other comprehensive income (loss) to Other income, net related to the revaluation of derivatives in the accompanying Consolidated Statements of Income during the years ended December 31, 2013, 2012 and 2011 were not material.

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

	2013	2012	2011
Net income attributable to Amphenol Corporation shareholders	$635,672	$555,317	$524,191
Basic average common shares outstanding	159,092,787	161,522,080	169,640,115
Effect of dilutive stock options	3,181,712	2,425,031	2,185,473
Dilutive average common shares outstanding	162,274,499	163,947,111	171,825,588
Earnings per share:
Basic	$4.00	$3.44	$3.09
Diluted	$3.92	$3.39	$3.05

Excluded from the computations above were anti-dilutive common shares of 1,875,509, 4,551,578 and 4,286,519 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 9—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans”). The largest international pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $74,000 and $70,000 at December 31, 2013 and 2012, respectively. Total required contributions to be made during 2014 for the unfunded International Plans amount to approximately $4,000. This amount, which is classified as other accrued expenses, and the obligations discussed above, are included in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations; for each year presented below, projected benefits exceed assets.

	December 31,
	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$565,358	$488,609
Service cost	10,454	9,175
Interest cost	20,899	22,021
Acquisitions	16,371	—
Plan amendments	5,639	271
Actuarial (gain) loss	(33,700)	66,617
Foreign exchange translation	2,609	4,604
Benefits paid	(27,560)	(25,939)
Projected benefit obligation at end of year	560,070	565,358

Change in plan assets:
Fair value of plan assets at beginning of year	334,423	295,054
Actual return on plan assets	50,694	38,022
Employer contributions	23,338	21,830
Acquisitions	12,266	—
Foreign exchange translation	(623)	1,982
Benefits paid	(27,560)	(22,465)
Fair value of plan assets at end of year	392,538	334,423

Funded status	$(167,532)	$(230,935)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $539,383 and $541,093 at December 31, 2013 and 2012, respectively.

	Year Ended December 31,
	2013	2012	2011
Components of net pension expense:
Service cost	$8,502	$7,714	$7,073
Interest cost	20,899	22,021	22,684
Expected return on plan assets	(24,828)	(24,951)	(25,226)
Net amortization of actuarial losses	25,500	20,454	14,528

Net pension expense	$30,073	$25,238	$19,059

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate:
U.S. plans	4.60%	3.75%	4.15%	3.45%
International plans	4.09%	3.97%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	2.95%	2.57%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate:
U.S. plans	3.75%	4.45%	5.20%	3.45%	4.25%	4.85%
International plans	3.97%	4.97%	5.26%	n/a	n/a	n/a
Expected long-term return on assets:
U.S. plans	8.00%	8.00%	8.25%	n/a	n/a	n/a
International plans	5.50%	5.66%	6.30%	n/a	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	3.00%	n/a	n/a	n/a
International plans	2.57%	2.83%	2.97%	n/a	n/a	n/a

The pension expense for the U.S. Plans and the International Plans (the “Plans”) approximated $30,100, $25,200 and $19,100 in 2013, 2012 and 2011, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, detailed in the table above, including a weighted-average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the respective Plans’ assets.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The Company’s U.S. Plans comprised the majority of the accrued benefit obligation, pension assets and pension expense. The discount rate for the U.S. Plans was 4.60% at December 31, 2013 and 3.75% at December 31, 2012. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 50 basis points, the accrued benefit obligation would have decreased or increased by approximately $20,000.

The Company’s investment strategy for the Plans’ assets is to achieve a rate of return on plan assets equal to or greater than the average for the respective investment classification through prudent allocation and periodic rebalancing between fixed income and equity instruments. The current investment policy includes a strategy to maintain an adequate level of diversification, subject to portfolio risks.  The target allocations for the U.S. Plans, which represent the majority of the Plans’ assets, are 60% equity and 40% fixed income.  Short-term strategic ranges for investments are established within these long term target percentages.  The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks.  As of December 31, 2013, there were no significant concentrations of risks in the Company’s defined benefit plan assets.  The Company does not invest pension assets and does not instruct investment managers to invest pension assets in Amphenol securities.  The Plans may indirectly hold the Company’s securities as a result of external investment management in certain commingled funds.  Such holdings would not be material relative to the Plans’ total assets.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 9%, which has been in excess of these broad equity and bond benchmark indices. As described above, the expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of 60% with equity managers (with an expected long-term rate of return of approximately 9%) and 40% with fixed income managers (with an expected long-term rate of return of approximately 7%).  As of December 31, 2013 and 2012, the asset allocation was 65% and 62% with equity managers, 32% and 37% with fixed income managers and 3% and 1% in cash, respectively.  The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the benefit obligation of the U.S. Plans at December 31, 2013 and 2012 is 8.00%.

The Company’s plan assets are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The process requires judgment and may have an effect on the placement of the plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension plans’ assets at December 31, 2013 and 2012 by asset category are as follows (refer to Note 4 for definitions of Level 1, 2 and 3 inputs):

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities:
U.S. equities — large cap	$122,127	$93,053	$29,074	$—
U.S. equities — small/mid cap and other	24,738	1,617	23,121	—
International equities — growth	51,756	51,756	—	—
International equities — other	56,347	8,131	48,216	—
	254,968	154,557	100,411

Fixed income securities:
U.S. fixed income securities — intermediate term	62,182	62,182	—	—
U.S. fixed income securities — high yield	24,451	320	24,131	—
International fixed income securities — other	39,738		39,738	—
	126,371	62,502	63,869	—

Cash and cash equivalents	11,199	11,199	—	—
Total	$392,538	$228,258	$164,280	$

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities:
U.S. equities — large cap	$93,047	$71,668	$21,379	$—
U.S. equities — small/mid cap and other	25,159	—	25,159	—
International equities — growth	42,057	42,057	—	—
International equities — other	47,972	5,276	42,696	—
	208,235	119,001	89,234	—

Fixed income securities:
U.S. fixed income securities — intermediate term	59,983	59,983	—	—
U.S. fixed income securities — high yield	22,409	—	22,409	—
International fixed income securities — other	40,923	—	40,923	—
	123,315	59,983	63,332	—

Cash and cash equivalents	2,873	2,873	—	—
Total	$334,423	$181,857	$152,566	$—

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

As of December 31, 2013, the amounts before tax for unrecognized net loss, net prior service cost and net transition asset in Accumulated other comprehensive income related to the Plans above are $173,897, $13,628 and $312, respectively. As of December 31, 2012, the amounts before tax for unrecognized net loss, net prior service cost and net transition asset in Accumulated other comprehensive income related to the Plans above are $255,949, $9,976, and $445, respectively. The estimated net loss, prior service cost and net transition asset for the Plans above that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $16,181, $2,692 and $105, respectively.

The Company made cash contributions to the Plans of $23,300, $21,800, and $22,800 in 2013, 2012, and 2011, respectively, and estimates that, based on current actuarial calculations, it will make cash contributions to the Plans in 2014 of approximately $22,000, most of which is to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

2014	$25,374
2015	26,233
2016	27,468
2017	28,387
2018	29,782
2019-2023	165,818

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $3,000, $2,700 and $2,500 in 2013, 2012 and 2011, respectively.

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company. The discount rate used in determining the benefit obligation was 4.15% and 3.45% at December 31, 2013 and 2012, respectively. Summary information on the Company’s OPEB programs is as follows:

	December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$15,713	$16,698
Service cost	160	179
Interest cost	511	677
Paid benefits and expenses	(1,080)	(1,141)
Actuarial gain	(3,374)	(700)

Benefit obligation at end of year	$11,930	$15,713

The accumulated benefit obligation for the Company’s OPEB plan was equal to its projected benefit obligation at December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012	2011
Components of net post-retirement benefit cost:
Service cost	$160	$179	$198
Interest cost	511	677	843
Amortization of transition obligation	—	62	62
Net amortization of actuarial losses	773	965	1,291

Net post-retirement benefit cost	$1,444	$1,883	$2,394

As of December 31, 2013, the amounts for unrecognized net loss, net prior service cost and net transition obligation in Accumulated other comprehensive income related to OPEB programs are $3,935, nil and nil, respectively. The estimated net loss, prior service cost and net transition obligation for the OPEB programs that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $352, nil and nil, respectively.

Benefit payments for the OPEB plan, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate are expected to be between $1,000 and $1,100 per year for the next ten years.

Note 10—Leases

At December 31, 2013, the Company was committed under operating leases which expire at various dates.  Total rent expense under operating leases for the years 2013, 2012 and 2011 was approximately $35,000, $30,000 and $31,000, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2014	$33,451
2015	25,778
2016	13,668
2017	7,196
2018	3,447
Beyond 2018	806
Total minimum obligation	$84,346

Note 11—Business Combinations

During the year ended December 31, 2013, goodwill of approximately $356,000 was recognized related primarily to five businesses acquired during the period, all of which relates to the Interconnect Products and Assemblies segment.  The acquisitions were not material to the Company either individually or in the aggregate.

Note 12—Goodwill and Other Intangible Assets

As of December 31, 2013, the Company has goodwill totaling $2,289,085, of which $2,173,671 related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products and Solutions segment.  In 2013, goodwill and intangible assets increased by approximately $356,000 and $49,900, respectively, primarily as a result of five acquisitions in the Interconnect Products and Assemblies segment made during the year.  In 2012, goodwill and intangible assets increased by approximately $186,600 and $34,500, respectively, primarily as a result of four acquisitions in the Interconnect Products and Assemblies segment made during the year and one acquisition in the Cable Products and Solutions segment made during the year. The Company is in the process of completing its analysis of fair value of the assets acquired related to its 2013 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

Other than goodwill and an indefinite-lived trade name intangible asset with a value of approximately $4,300, the Company’s intangible assets are subject to amortization.   A summary of the Company’s amortizable intangible assets as of December 31, 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$202,300	$69,800	$166,800	$54,000
Proprietary technology	52,300	22,400	44,200	18,800
License agreements	6,000	6,000	6,000	5,300
Trade names and other	11,400	8,900	9,400	7,700
Total	$272,000	$107,100	$226,400	$85,800

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 9 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 10 years at December 31, 2013.

Intangible assets are included in Goodwill and other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate amortization expense for the years ended December 31, 2013, 2012 and 2011 was approximately $20,100, $19,800 and $15,200, respectively.  Amortization expense estimated for each of the next five fiscal years is approximately $26,700 in 2014, $24,200 in 2015, $23,400 in 2016, $23,200 in 2017 and $19,000 in 2018.

Note 13—Reportable Business Segments and International Operations

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. We aggregate our operating segments into reportable segments based upon similar economic characteristics and business groupings of products, services, and customers. The Interconnect Product and Assemblies segment designs, manufacturers and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.  The Cable Products and Solutions segment designs, manufacturers and markets cable, value-added products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.  The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 herein. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

	Interconnect Products and Assemblies			Cable Products and Solutions			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011

Net sales
—external	$4,268,980	$3,987,286	$3,666,042	$345,689	$304,779	$273,744	$4,614,669	$4,292,065	$3,939,786
—intersegment	5,460	4,928	5,645	19,451	19,557	23,118	24,911	24,485	28,763
Depreciation and amortization	123,378	107,466	107,021	2,936	2,419	3,177	126,314	109,885	110,198
Segment operating income	931,003	858,066	787,323	46,354	41,139	34,813	977,357	899,205	822,136
Segment assets (excluding goodwill)	3,648,027	2,870,280	2,333,249	165,323	134,842	104,163	3,813,350	3,005,122	2,437,412
Additions to property, plant and equipment	154,773	125,527	97,459	1,967	3,353	2,570	156,740	128,880	100,029

Reconciliation of segment operating income to consolidated income before income taxes:

	2013	2012	2011

Segment operating income	$977,357	$899,205	$822,136

Interest expense	(63,553)	(59,613)	(43,029)
Interest income	14,972	11,512	10,245
Stock-based compensation expense	(36,070)	(31,412)	(28,679)
Casualty loss related to flood	—	—	(21,479)
Change in contingent acquisition related obligation	—	—	17,813
Acquisition-related expenses	(5,983)	(2,000)	(2,000)
Other costs, net	(40,078)	(38,851)	(38,255)
Consolidated income before income taxes	$846,645	$778,841	$716,752

Reconciliation of segment assets to consolidated total assets:

	2013	2012

Segment assets excluding goodwill	$3,813,350	$3,005,122
Goodwill	2,289,085	1,932,740
Other assets	65,593	277,601
Consolidated total assets	$6,168,028	$5,215,463

Geographic information:

	Net sales			Land and depreciable assets, net
	2013	2012	2011	2013	2012	2011
United States	$1,430,529	$1,379,684	$1,268,936	$175,413	$121,823	$110,042
China	1,243,654	1,065,058	980,239	151,234	138,006	131,001
Other international locations	1,940,486	1,847,323	1,690,611	205,778	157,607	139,458
Total	$4,614,669	$4,292,065	$3,939,786	$532,425	$417,436	$380,501

Revenues by geographic area are based on the customer location to which the product is shipped.

Note 14—Casualty Loss Related to Flood

The Company incurred damage at its Sidney, New York manufacturing facility as a result of severe and sudden flooding in New York State in early September 2011. As a result, the Company recorded a charge of approximately $21,500 ($13,500 after taxes),or $0.08 per diluted common share in the full year 2011, for property-related damage, as well as cleanup and repair efforts incurred, net of insurance recoveries. This charge includes the Company’s loss for damaged inventory and machinery and equipment. The Sidney, New York manufacturing facility had limited manufacturing and sales activity in September 2011, which reduced sales activity primarily during the third quarter of 2011, but the plant was substantially back to full production by the end of the fourth quarter of 2011.

Note 15—Other Income, net

The components of other income, net are set forth below:

	Year Ended December 31,
	2013	2012	2011
Agency and commitment fees	$(1,587)	$(1,473)	$(1,192)
Interest income	14,972	11,512	10,245
Other	—	70	(950)
	$13,385	$10,109	$8,103

Note 16—Commitments and Contingencies

The Company has been named as defendant in several legal actions in which various amounts are claimed arising from normal business activities.  Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, in the opinion of management, such matters are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2013, the Company had commitments to purchase $220,217 in 2014 and $2,767 in 2015.

Note 17—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31		June 30	September 30		December 31
2013
Net sales	$1,079,805		$1,136,067	$1,153,062		$1,245,735
Gross profit	337,892		359,788	363,848		389,306
Operating income	206,957		224,013	224,483	(2)	241,360	(3)
Net income attributable to Amphenol Corporation	153,007	(1)	153,988	160,798	(2)	167,879	(3)
Net income per common share—Basic	0.96	(1)	0.96	1.01	(2)	1.06	(3)
Net income per common share—Diluted	0.94	(1)	0.95	0.99	(2)	1.04	(3)
2012
Net sales	$981,604		$1,061,107	$1,103,376		$1,145,978
Gross profit	309,271		334,161	344,329		355,451
Operating income	185,279		206,176	215,670		221,220	(4)
Net income attributable to Amphenol Corporation	126,563		140,942	147,450		140,362	(4)
Net income per common share—Basic	0.78		0.87	0.91		0.88	(4)
Net income per common share—Diluted	0.77		0.86	0.90		0.86	(4)

(1)         Net income and net income per common share includes an income tax benefit of $11,300, or $0.07 per share, resulting from the delay, by the U. S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the benefit to the Company of $11,300 or $0.07 per share, relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement.  Excluding this effect, net income per common share-diluted was $0.87 for the three months ended March 31, 2013.

(2)         Operating income, net income and net income per common share includes acquisition-related transaction expenses of $2,500, $2,100 after tax, or $0.01 per share, relating to 2013 acquisitions.  Net income and net income per common share also includes a $3,600, or $.02 per share, income tax benefit due primarily to the favorable completion of prior year audits.  Excluding the effect of these items, net income per common share-diluted was $0.98 for the three months ended September 30, 2013.

(3)         Operating income, net income and net income per common share includes acquisition-related expenses of $3,400, $2,400 after tax, or $0.01 per share, relating to 2013 acquisitions.  Excluding this effect, net income per common share-diluted was $1.05 for the three months ended December 31, 2013.

(4)  Operating income, net income and net income per common share includes acquisition-related expenses of $2,000, $2,000 after tax, or $0.01 per share, relating to 2012 acquisitions.  Net income and net income per common share also includes income tax costs relating to a delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 of $11,300, or $0.07 per share, relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012 as discussed above.  Net income per common share-diluted for the three months ended December 31, 2012, excluding the effects of these items, is $0.94.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2013 that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework (1992).  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Deloitte and Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2013 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte and Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

February 21, 2014

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2013

Schedule

II—Valuation and Qualifying Accounts	54

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

(a)(3) Listing of Exhibits

See the Index of Exhibits immediately following the signature page of this annual report on Form 10-K.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	Balance at beginning of period	Charged to cost and expenses	Additions (Deductions)	Balance at end of period

Receivable Reserves:
Year ended 2013	$10,372	$3,644	$(2,006)	$12,010
Year ended 2012	11,113	1,407	(2,148)	10,372
Year ended 2011	14,946	(347)	(3,486)	11,113

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 21st day of February, 2014.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ R. Adam Norwitt	President and Chief Executive Officer	February 21, 2014
R. Adam Norwitt	(Principal Executive Officer)

/s/ Diana G. Reardon	Executive Vice President and Chief Financial Officer	February 21, 2014
Diana G. Reardon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 21, 2014
Martin H. Loeffler

/s/ Ronald P. Badie	Director	February 21, 2014
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 21, 2014
Stanley L. Clark

/s/ David P. Falck	Director	February 21, 2014
David P. Falck

/s/ Edward G. Jepsen	Director	February 21, 2014
Edward G. Jepsen

/s/ Andrew E. Lietz	Director	February 21, 2014
Andrew E. Lietz

/s/ John R. Lord	Director	February 21, 2014
John R. Lord

/s/ Dean H. Secord	Director	February 21, 2014
Dean H. Secord

Index of Exhibits

3.1	Amphenol Corporation, Amended and Restated By-Laws, dated May 24, 2012 (filed as Exhibit 3.1 to the June 30, 2012 10-Q).*
3.2	Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
3.4	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 24, 2012 (filed as Exhibit 3.2 to the June 30, 2012 10-Q).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated November 5, 2009, establishing the 4.75% Senior Notes due 2014 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 5, 2009).*
4.3	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
4.4	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes due 2019 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 30, 2014)*
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

10.6	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.7	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.8	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.9	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.10	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.11	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.12	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.13	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.14	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.15	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated May 23, 2012 (filed as Exhibit 10.18 to the June 30, 2012 10-Q).*
10.16

Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated August 14, 2012 (filed as Exhibit 10.19 to the September 30, 2012 10-Q).*

10.17

Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated December 19, 2012 (filed as Exhibit 10.18 to the December 31, 2012 10-K). *

10.18	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective

January 1, 2011, dated April 24, 2013. (filed as an Exhibit 10.19 to the March 31, 2013 10-Q)*
10.19	Fifth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 dated December 11, 2013**
10.20	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.21	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.22	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.23	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.24	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.25	2012 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2011 10-K).*
10.26	2013 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.25 to the December 31, 2012 10-K).*
10.27	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.28	2014 Amphenol Corporation Management Incentive Plan**
10.29

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.30

First Amendment to Credit Agreement, dated as of June 30, 2011, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.38 to the June 30, 2011 10-Q).*

10.31	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.32

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.33	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.34	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.35	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective July 1, 2011 (filed as Exhibit 10.51 to the June 30, 2011 10-Q).*
10.36	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective August 16, 2011 (filed as Exhibit 10.29 to the September 30, 2011 10-Q).*
10.37	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011 (filed as Exhibit 10.32 to the December 31, 2011 10-K).*
10.38

First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012 (filed as Exhibit 10.36 to the June 30, 2012 10-Q).*

10.39

Second Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated April 10, 2012 (filed as Exhibit 10.37 to the June 30, 2012 10-Q).*

10.40	Third Amendment to The Amphenol Corporation Profit Sharing/401(K) Plan Adoption Agreement as amended and restated effective October 1, 2013, dated September 20, 2013**
10.41	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.42	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
10.43

Second Amendment to Credit Agreement, dated as of July 1, 2013, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 8, 2013).*

10.44

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