Form 10-Q
period 2014-03-31
AMPHENOL CORP /DE/
filed 2014-05-07
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the total number of shares outstanding of Class A Common Stock was 157,138,216.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,023,320	$886,838
Short-term investments	276,133	305,324
Total cash, cash equivalents and short-term investments	1,299,453	1,192,162
Accounts receivable, less allowance for doubtful accounts of $11,487 and $12,010, respectively	971,576	1,001,012
Inventories	772,710	792,644
Other current assets	160,728	171,749

Total current assets	3,204,467	3,157,567

Land and depreciable assets, less accumulated depreciation of $826,344 and $803,954, respectively	538,715	532,425
Goodwill and other long-term assets	2,487,021	2,478,036

	$6,230,203	$6,168,028

Liabilities & Equity
Current Liabilities:
Accounts payable	$479,786	$549,942
Accrued salaries, wages and employee benefits	99,680	104,859
Accrued income taxes	97,223	96,388
Accrued dividends	31,416	—
Other accrued expenses	147,054	157,252
Short-term debt	701,045	701,437

Total current liabilities	1,556,204	1,609,878

Long-term debt	1,522,570	1,431,437
Accrued pension and post-employment benefit obligations	184,201	180,021
Other long-term liabilities	71,366	66,620
Equity:
Common stock	157	158
Additional paid-in capital	514,522	489,930
Retained earnings	2,430,310	2,424,372
Accumulated other comprehensive loss	(69,541)	(54,951)

Total shareholders’ equity attributable to Amphenol Corporation	2,875,448	2,859,509

Noncontrolling interests	20,414	20,563
Total equity	2,895,862	2,880,072

	$6,230,203	$6,168,028

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$1,246,074	$1,079,805
Cost of sales	857,218	741,913
Gross profit	388,856	337,892
Acquisition-related expenses	2,020	—
Selling, general and administrative expense	154,701	130,935
Operating income	232,135	206,957

Interest expense	(19,071)	(15,457)
Other income, net	4,065	2,785
Income before income taxes	217,129	194,285
Provision for income taxes	(57,327)	(40,672)
Net income	159,802	153,613
Less: Net income attributable to noncontrolling interests	(1,319)	(606)

Net income attributable to Amphenol Corporation	$158,483	$153,007

Net income per common share-Basic	$1.01	$0.96

Weighted average common shares outstanding-Basic	157,528,482	159,738,168

Net income per common share-Diluted	$0.98	$0.94

Weighted average common shares outstanding-Diluted	161,177,156	162,713,002

Dividends declared per common share	$0.200	$0.105

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$159,802	$153,613
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,251)	(24,707)
Revaluation of derivatives	253	28
Total other comprehensive loss, net of tax	(14,998)	(24,679)

Total comprehensive income	144,804	128,934

Less: Comprehensive income attributable to noncontrolling interests	(911)	(683)

Comprehensive income attributable to Amphenol Corporation	$143,893	$128,251

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash from operating activities:
Net income	$159,802	$153,613
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,873	32,592
Stock-based compensation expense	9,276	8,283
Excess tax benefits from stock-based compensation payment arrangements	(2,652)	(8,720)
Net change in components of working capital	(10,197)	(12,135)
Net change in other long-term assets and liabilities	6,557	6,621

Net cash provided by operating activities	202,659	180,254

Cash from investing activities:
Additions to property, plant and equipment	(54,176)	(29,685)
Proceeds from disposals of fixed assets	538	802
Purchases of short-term investments	(120,728)	(110,744)
Sales and maturities of short-term investments	144,951	75,488
Acquisitions, net of cash acquired	(8,978)	201

Net cash used in investing activities	(38,393)	(63,938)

Cash from financing activities:
Issuance of senior notes	748,846	—
Borrowings under credit facilities	142,800	101,300
Repayments under credit facilities	(801,074)	(119,215)
Payments of fees and expenses related to debt financing	(5,750)	—
Proceeds from exercise of stock options	13,724	30,682
Excess tax benefits from stock-based compensation payment arrangements	2,652	8,720
Payments to shareholders of noncontrolling interests	(1,052)	(1,247)
Purchase and retirement of treasury stock	(121,130)	(85,300)

Net cash used in financing activities	(20,984)	(65,060)

Effect of exchange rate changes on cash and cash equivalents	(6,800)	(7,113)

Net change in cash and cash equivalents	136,482	44,143
Cash and cash equivalents balance, beginning of period	886,838	690,850

Cash and cash equivalents balance, end of period	$1,023,320	$734,993

Cash paid for:
Interest	$13,327	$12,740
Income taxes	48,827	38,852

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the related condensed consolidated statements of income, comprehensive income and cash flow for the three months ended March 31, 2014 and 2013 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”).

Note 2—New Accounting Pronouncements

There are no accounting standards that were recently issued that materially impact the Company as of March 31, 2014.  The Company will continue to evaluate all new accounting standards as they are issued to determine if they impact the Company’s financial condition, results of operations and cash flows.

Note 3—Inventories

Inventories consist of:

	March 31, 2014	December 31, 2013
Raw materials and supplies	$262,866	$261,867
Work in process	267,917	265,196
Finished goods	241,927	265,581
	$772,710	$792,644

Note 4—Reportable Business Segments

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. We aggregate our operating segments into reportable segments based upon similar economic characteristics and business groupings of products, services and customers. The Interconnect Product and Assemblies segment designs, manufactures and markets a broad range of connector and connector systems, value-added products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.  The Cable Products and Solutions segment designs, manufactures and markets cable, value-added products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.  The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 of the notes to the consolidated financial statements in the Company’s 2013 Annual Report. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

The segment results for the three months ended March 31, 2014 and 2013 are as follows:

	Interconnect Products and Assemblies		Cable Products and Solutions		Total
	2014	2013	2014	2013	2014	2013
Net sales:
-External	$1,159,110	$995,926	$86,964	$83,879	$1,246,074	$1,079,805
-Inter-segment	1,114	1,294	5,339	5,267	6,453	6,561
Segment operating income	242,836	213,301	10,581	11,600	253,417	224,901

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2014 and 2013 is summarized as follows:

	Three months ended March 31,
	2014	2013
Segment operating income	$253,417	$224,901
Interest expense	(19,071)	(15,457)
Interest income	4,445	3,095
Stock-based compensation expense	(9,276)	(8,283)
Acquisition-related expenses	(2,020)	—
Other costs, net	(10,366)	(9,971)
Income before income taxes	$217,129	$194,285

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the three months ended March 31, 2014 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2013	158	$158	$489,930	$2,424,372	$(54,951)	$—	$20,563	$2,880,072
Net income				158,483			1,319	159,802
Other comprehensive income					(14,590)		(408)	(14,998)
Payments to shareholders of noncontrolling interests							(1,052)	(1,052)
Purchase of noncontrolling interest							(8)	(8)
Purchase of treasury stock						(121,130)		(121,130)
Retirement of treasury stock	(1)	(1)		(121,129)		121,130		—
Stock options exercised, including tax benefit			15,316					15,316
Dividends declared				(31,416)				(31,416)
Stock-based compensation expense			9,276					9,276
Balance as of March 31, 2014	157	$157	$514,522	$2,430,310	$(69,541)	$—	$20,414	$2,895,862

A rollforward of consolidated changes in equity for the three months ended March 31, 2013 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2012	160	$160	$336,683	$2,210,120	$(117,004)	$—	$12,223	$2,442,182
Net income				153,007			606	153,613
Other comprehensive income					(24,756)		77	(24,679)
Payments to shareholders of noncontrolling interests							(1,247)	(1,247)
Purchase of treasury stock						(85,300)		(85,300)
Retirement of treasury stock	(1)	(1)		(85,299)		85,300		—
Stock options exercised, including tax benefit	1	1	40,969					40,970
Dividends declared				(16,755)				(16,755)
Stock-based compensation expense			8,283					8,283
Balance as of March 31, 2013	160	$160	$385,935	$2,261,073	$(141,760)	$—	$11,659	$2,517,067

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares issuable upon the exercise of outstanding stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Net income attributable to Amphenol Corporation shareholders	$158,483	$153,007
Basic weighted average common shares outstanding	157,528,482	159,738,168
Effect of dilutive stock options	3,648,674	2,974,834
Diluted weighted average common shares outstanding	161,177,156	162,713,002
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$1.01	$0.96
Diluted	$0.98	$0.94

Excluded from the computations above were anti-dilutive stock options of 2,764,633 and 1,263,518 for the three months ended March 31, 2014 and 2013, respectively.

Note 7—Commitments and Contingencies

The Company has been named as a defendant in several legal actions in which various amounts are claimed arising from normal business activities.  Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, in the opinion of management, such matters are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Note 8—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. As of March 31, 2014, there were 2,375,110 shares of common stock available for the granting of additional stock options under the 2009 Employee Option Plan. Options granted under the 2000 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of March 31, 2014, there were 70,000 shares of common stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options granted under the 2004 Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.

In May 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of March 31, 2014, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 95,131.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

The grant-date fair value of each option grant under the 2000 Employee Option Plan, the 2009 Employee Option Plan and the 2004 Directors Option Plan is estimated using the Black-Scholes option pricing model. The grant-date fair value of each restricted share grant is determined based on the closing share price of the Company’s stock on the date of the grant. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model for option grants requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility is calculated based on the historical volatility of the stock of the Company and implied volatility derived from related exchange traded options. The average expected life is based on the contractual term of the option and expected exercise and historical post-vesting termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended March 31, 2014, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $9,276 and $6,804, respectively.  For the three months ended March 31, 2013, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $8,283 and $6,031, respectively. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock Options

Stock option activity for the three months ended March 31, 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	13,422,226	$51.80	7.08	$501,706
Options granted	32,500	89.13
Options exercised	(314,966)	40.41
Options forfeited	(51,460)	59.80
Options outstanding at March 31, 2014	13,088,300	52.14	6.89	517,164
Vested and non-vested options expected to vest at March 31, 2014	11,928,448	$51.50	6.80	$478,893
Exercisable options at March 31, 2014	5,097,339	$41.15	5.36	$257,418

A summary of the status of the Company’s non-vested options as of March 31, 2014 and changes during the three months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2014	8,016,921	$14.77
Options granted	32,500	21.23
Options vested	(7,000)	16.98
Options forfeited	(51,460)	14.82
Non-vested options at March 31, 2014	7,990,961	14.79

During the three months ended March 31, 2014 and 2013, the following activity occurred under the Company’s option plans:

	Three months ended March 31,
	2014	2013
Total intrinsic value of stock options exercised	$15,560	$40,542
Total fair value of stock options vested	119	135

As of March 31, 2014, the total compensation cost related to non-vested options not yet recognized is approximately $76,647 with a weighted average expected amortization period of 3.22 years.

Restricted Shares

Prior to the third quarter of 2013, the Company issued 17,045 restricted shares with a weighted-average fair value at grant date of $53.78 per share, all of which became fully vested in 2013.  Additionally, in the second quarter of 2013, the Company issued 12,824 restricted shares with a weighted average fair value at grant date of $78.00.   As of March 31, 2014, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $155 with a weighted average expected amortization period of 0.15 years.

Note 9—Shareholders’ Equity

In January 2013, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10,000,000 shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program after March 31, 2014 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three months ended March 31, 2014, the Company repurchased 1,410,983 shares of its common stock for $121,130.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through April 30, 2014, the Company has repurchased an additional 167,592 shares of its common stock for $15,891.   At April 30, 2014, approximately 4.1 million additional shares of common stock may be repurchased under the 2013 Stock Repurchase Program.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock.  In July 2013, the Board of Directors approved an increase in the quarterly dividend rate from $0.105 to $0.20 per share effective with the third quarter 2013 dividend.  For the three months ended March 31, 2014, the Company did not pay any dividends and declared dividends in the amount of $31,416 which were paid in April 2014.  For the three months ended March 31, 2013, the Company did not pay any dividends and declared dividends in the amount of $16,755.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three months ended March 31, 2014 and 2013.

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,
	2014	2013	2014	2013
Service cost	$2,046	$2,112	$28	$40
Interest cost	6,017	5,207	123	127
Expected return on plan assets	(7,133)	(6,203)	—	—
Amortization of transition obligation	(24)	(27)	—	—
Amortization of prior service cost	673	495	—	—
Amortization of net actuarial losses	4,013	5,905	105	193
Net pension expense	$5,592	$7,489	$256	$360

For the three months ended March 31, 2014, the Company did not make a cash contribution to the U.S. Plans and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2014 of approximately $20,000, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the three months ended March 31, 2014 and 2013, the total matching contributions to these U.S. defined contribution plans were approximately $941 and $830, respectively.

Note 11—Goodwill and Other Intangible Assets

As of March 31, 2014, the Company has goodwill totaling $2,302,359, of which $2,186,945 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products and Solutions segment.  For the three months ended March 31, 2014, goodwill increased by $13,274, primarily as a result of fair value adjustments made from the Company’s evaluation of the fair value attributes of the assets acquired related to recent acquisitions.  The Company anticipates that the final assessment of values of those assets will not differ materially from the preliminary assessment.

Other than goodwill and an indefinite-lived trade name intangible asset with a value of approximately $4,300, the Company’s intangible assets are subject to amortization.   A summary of the Company’s amortizable intangible assets as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$201,200	$75,100	$202,300	$69,800
Proprietary technology	52,300	23,400	52,300	22,400
License agreements	6,000	6,000	6,000	6,000
Trade names and other	11,400	10,900	11,400	8,900
Total	$270,900	$115,400	$272,000	$107,100

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 9 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 10 years.

Intangible assets are included in Goodwill and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended March 31, 2014 and 2013 was approximately $8,300 and $5,000, respectively.  As of March 31, 2014, amortization expense estimated for each of the next five fiscal years is approximately $27,000 in 2014, $24,500 in 2015, $23,700 in 2016, $23,500 in 2017, and $19,400 in 2018.

Note 12—Debt

Revolving Credit Facility

The Company has a $1,500,000 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018.  At March 31, 2014, borrowings and availability under the Revolving Credit Facility were $270,000 and $1,230,000, respectively.  As of March 31, 2014, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.

Senior Notes

In November 2009, the Company issued $600,000 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value.  Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at March 31, 2014 was approximately $615,900 based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.

In January 2012, the Company issued $500,000 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to November 1, 2021, a make-whole premium. The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at March 31, 2014 was approximately $503,200 based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.

In January 2014, the Company issued $750,000 principal amount of unsecured 2.55% Senior Notes due January 2019 (the “2.55% Senior Notes”) at 99.846% of their face value.  Interest on the 2.55%  Senior Notes is payable semi-annually on January 30 and July 30 of each year, commencing July 30, 2014, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 2.55% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and if redeemed prior to December 30, 2018, a make-whole premium. The 2.55% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 2.55% Senior Notes at March 31, 2014 was approximately $750,375 based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.

Credit Agreement

The Company has a $100,000 uncommitted and unsecured credit facility with the ability to borrow at a spread over LIBOR, which is renewable annually (the “Credit Agreement”).  At March 31, 2014, borrowings and availability under the Credit Agreement were $100,000 and nil, respectively.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Credit Agreement approximated their fair value at March 31, 2014 due to their relative short-term maturities and market interest rates and are therefore classified as Level 2 in the fair value hierarchy.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are derivative instruments.  The Company’s derivative instruments represent forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at March 31, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements at March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(3,401)	$—	$(3,401)	$—
Total	$(3,401)	$—	$(3,401)	$—

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward contracts	$(2,169)	$—	$(2,169)	$—
Total	$(2,169)	$—	$(2,169)	$—

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

As of March 31, 2014 and December 31, 2013, the Company had the following derivative activity related to cash flow hedges:

		Fair Value Assets
	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Forward contracts	Other accrued expenses	$(3,401)	$(2,169)
Total derivatives designated as cash flow hedging instruments		$(3,401)	$(2,169)

The amount recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the three month periods ended March 31, 2014 and 2013 was not material.

Note 15—Income Taxes

The provision for income taxes for the first quarter of 2014 and 2013 was at an effective rate of 26.4% and 20.9%, respectively.  In the first quarter of 2013, the Company recorded a benefit of $11,300, or $0.07 per diluted common share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that are part of the tax provisions within the American Taxpayer Relief Act. Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the related benefit to the Company of $11,300 relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement; as such, between the fourth quarter of 2012 and the first quarter of 2013, there was no net impact on the Company from an income statement perspective.  Excluding this impact as well as the net impact of the acquisition-related expenses, the Company’s effective tax rate for the first quarter of 2014 and 2013 was 26.5% and 26.8%, respectively.

The Company is present in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2010 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2014, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $15,628, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $2,732.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net sales were $1,246.1 in the first quarter of 2014 compared to $1,079.8 in the prior year quarter, an increase of 15% in both U.S. dollars and in local currencies and 7% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Sales in the Interconnect Products and Assemblies segment in the first quarter of 2014 (approximately 93% of sales) increased 16% in both U.S. dollars and in local currencies compared to the same period in 2013 ($1,159.1 in 2014 versus $995.9 in 2013).  The sales growth was driven by increases in the industrial, automotive, mobile networks, commercial aerospace, information technology and data communications equipment markets with contributions from both organic growth and the Company’s acquisition program, partially offset by decreases in sales to the mobile device and military aerospace markets.  Sales in the Cable Products and Solutions segment in the first quarter of 2014 (approximately 7% of sales) increased 4% in U.S. dollars and 5% in local currencies compared to the same period in 2013 ($87.0 in 2014 versus $83.9 in 2013).  Cable Products and Solutions sales are primarily in the broadband communications market.

Geographically, sales in the United States in the first quarter of 2014 increased approximately 10%, compared to the same period in 2013 ($385.5 in 2014 versus $349.4 in 2013).  International sales in the first quarter of 2014 increased approximately 18% in U.S. dollars and 17% in local currencies compared to the same period in 2013 ($860.6 in 2014 versus $730.4 in 2013). The comparatively weaker U.S. dollar for the first quarter of 2014 had the effect of increasing sales by approximately $7.0 when compared to foreign currency translation rates for the same period in 2013.

Operating income in the first quarter of 2014 was $232.1 or 18.6% of sales. Operating income in the first quarter of 2014 is net of $2.0 of acquisition-related expenses (separately presented in the Consolidated Statements of Income) related to the amortization of the value associated with acquired backlog relating to a 2013 acquisition.  For the three months ended March 31, 2014, these expenses had an impact on net income of $1.3, or $0.01 per share.  Excluding these expenses, operating income was $234.1 million or 18.8% of sales in the first quarter of 2014, down approximately 40 basis points from operating income of $207.0 or 19.2% of sales in the first quarter of 2013. The decline in operating income as a percentage of sales relates primarily to a decrease in operating income margins in the Interconnect Products and Assemblies segment of 40 basis points compared to the prior year quarter ($242.8 or 21.0% of sales in 2014 versus $213.3 or 21.4% of sales in 2013).  This decrease in operating income margin relates to the impact of the inclusion, for the full quarter in 2014, of an acquisition completed in late 2013 that has lower operating income margins than the average of the Company; as such its inclusion in the consolidated results of the Company lowered the consolidated operating income margin percentage. In addition, the operating income for the Cable Products and Solutions segment for the first quarter of 2014 decreased by approximately $3.2 and 160 basis points compared to the prior year quarter ($10.6 or 12.2% of sales in 2014 versus $11.6 or 13.8% of sales in 2013), due primarily to the impact of market pricing and product mix compared to the prior year quarter.

The gross profit margin as a percentage of sales was comparable at approximately 31% in both the first quarter of 2014 and 2013.

Selling, general and administrative expenses increased to $154.7 or 12.4% of net sales for the first quarter of 2014, compared to $130.9, or 12.1% of net sales for the same period in 2013.  The percent of net sales increase in the first quarter of 2014 compared to the first quarter of 2013 is primarily due to higher selling, general and administrative expenses on a percent of net sales basis arising from the inclusion of the acquisition referred to above as compared to the average of the Company.  Administrative expenses increased approximately $11.1 for the first quarter of 2014 compared to the same period in 2013, related to the impact of acquisitions as well as increases in stock-based compensation expense and employee-related benefits and represented approximately 4.8% and 4.4% of net sales for the first quarter of 2014 and 2013, respectively.  Research and development expenses increased approximately $5.5 for the first quarter of 2014 compared to the same period in 2013, related to the impact of acquisitions as well as increases in expenses for new product development and represented approximately 2.4% and 2.3% of net sales for the first quarter of 2014 and 2013.  Selling and marketing expenses increased approximately $7.1 for the first quarter of 2014 compared to the same period in 2013, related to the impact of acquisitions and an increase in sales volume and represented 5.2% and 5.4% of net sales for the first quarter of 2014 and 2013, respectively.

Interest expense for the first quarter of 2014 was $19.1, compared to $15.5 for the same period in 2013.  The increase is primarily attributable to higher average debt levels related to the Company’s stock repurchase program as well as acquisition activity.

Other income, net, increased to $4.1 for the first quarter of 2014, compared to $2.8 for the same period in 2013, primarily related to higher interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes for the first quarter of 2014 and 2013 was at an effective rate of 26.4% and 20.9%, respectively.  In the first quarter of 2013, the Company recorded a benefit of $11.3, or $0.07 per diluted common share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that are part of the tax provisions within the American Taxpayer Relief Act. Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the related benefit to the Company of $11.3 relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement; as such, between the fourth quarter of 2012 and the first quarter of 2013, there was no net impact on the Company from an income statement perspective.  Excluding this impact as well as the net impact of the acquisition-related expenses, the Company’s effective tax rate for the first quarter of 2014 and 2013 was 26.5% and 26.8%, respectively.

The Company is present in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2010 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2014, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $15.6, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $2.7.

Liquidity and Capital Resources

Cash flow provided by operating activities was $202.7 in the first three months of 2014 compared to $180.3 in the same 2013 period.  The increase in cash flow provided by operating activities for the first three months of 2014 compared to the same 2013 period is primarily due to an increase in net income and a lower increase in the components of working capital.   The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $10.2 in the first three months of 2014 due primarily to a decrease in accounts payable of $63.2, which was partially offset by a decrease in accounts receivable, inventory and other current assets of $24.9, $17.9 and $11.2, respectively.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $12.1 in the first three months of 2013 due primarily to decreases in accounts payable and other accrued liabilities and an increase in other current assets of $49.7, $18.1 and $6.6, respectively, which were partially offset by a decrease in accounts receivable and inventory of $43.8 and $18.6, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2014.   Accounts receivable decreased $29.4, or 2.9% to $971.6 primarily due to higher collections in the first quarter and translation resulting from the comparatively weaker U.S. dollar at March 31, 2014 compared to December 31, 2013 (“Translation”).  Inventories decreased $19.9, or 2.5% to $772.7 primarily as a result of a reduction in purchasing activity.  Land and depreciable assets, net, increased $6.3 to $538.7 primarily due to net capital expenditures of $53.6, offset by depreciation of $30.5, adjustments to the fair value related to recent acquisitions and Translation.  Goodwill increased $13.3 to $2,302.4 primarily as a result of fair value adjustments made from the Company’s evaluation of the fair value attributes of the assets acquired related to recent acquisitions offset by Translation.  Accounts payable decreased $70.2, or 12.8% to $479.8, primarily as a result of payments to vendors and a reduction in purchasing activity.  Total accrued expenses increased $16.8 to $375.4, primarily due to the accrual of dividends declared in March 2014 that were paid in April 2014, accrued interest on the Senior Notes partially offset by the payment of incentive compensation during the quarter and lower accrued wages.

For the first three months of 2014, cash flow provided by operating activities of $202.7, net borrowings of $84.8, sales of short-term investments of $24.2 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $16.4 were used to fund purchases of treasury stock of $121.1, capital expenditures (net of disposals) of $53.6, acquisition-related payments of $9.0 and payments to shareholders of noncontrolling interests of $1.1, which resulted in an increase in cash and cash equivalents  including the impact of Translation of $136.5.  For the first three months of 2013, cash flow provided by operating activities of $180.3 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $39.4 were used to fund net repayments under credit facilities of $17.9, purchases of treasury stock of $85.3, capital expenditures (net of disposals) of $28.9, net purchases of short-term investments of $35.3, and payments to shareholders of noncontrolling interests of $1.2, which resulted in an increase in cash and cash equivalents including the impact of Translation of $44.1.

The Company has a $1,500.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018. At March 31, 2014, borrowings and availability under the Revolving Credit Facility were $270.0 and $1,230.0, respectively.  As of March 31, 2014, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2014, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

In November 2009, the Company issued $600.0 principal amount of unsecured 4.75% Senior Notes due November 2014 (the “4.75% Senior Notes”) at 99.813% of their face value. Net proceeds from the sale of the 4.75% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility. Interest on the 4.75% Senior Notes is payable semi-annually on May 15 and November 15 of each year to the holders of record as of the immediately preceding May 1 and November 1. The Company may, at its option, redeem some or all of the 4.75% Senior Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase.  The 4.75% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The fair value of the 4.75% Senior Notes at March 31, 2014 was approximately $615.9 based on recent bid prices.

In January 2012, the Company issued $500.0 principal amount of unsecured 4.00% Senior Notes due February 2022 (the “4.00% Senior Notes”) at 99.746% of their face value.  Net proceeds from the sale of the 4.00% Senior Notes were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 4.00% Senior Notes is payable semi-annually on February 1 and August 1 of each year, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 4.00% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to November 1, 2021, a make-whole premium. The 4.00% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 4.00% Senior Notes at March 31, 2014 was approximately $503.2 based on recent bid prices.

In January 2014, the Company issued $750.0 principal amount of unsecured 2.55% Senior Notes due January 2019 (the “2.55% Senior Notes”) at 99.846% of their face value.  Net proceeds from the sale of the 2.55% Senior Notes in the amount of $748.8 were used to repay borrowings under the Company’s Revolving Credit Facility.  Interest on the 2.55%  Senior Notes is payable semi-annually on January 30 and July 30 of each year, commencing July 30, 2014, to the holders of record as of the immediately preceding January 15 and July 15.  The Company may, at its option, redeem some or all of the 2.55% Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and if redeemed prior to December 30, 2018, a make-whole premium. The 2.55% Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  The fair value of the 2.55% Senior Notes at March 31, 2014 was approximately $750.4 based on recent bid prices.

The Company has a $100.0 uncommitted and unsecured credit facility with the ability to borrow at a spread over LIBOR, which is renewable annually (the “Credit Agreement”).  At March 31, 2014, borrowings and availability under the Credit Agreement were $100.0 and nil, respectively.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Credit Agreement approximated their fair value at March 31, 2014.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company generally pays a quarterly dividend on its common stock.  In July 2013, the Board of Directors approved an increase in the quarterly dividend rate from $0.105 to $0.20 per share effective with the third quarter 2013 dividend.  For the three months ended March 31, 2014, the Company did not pay any dividends and declared dividends in the amount of $31.4 which were paid in April 2014.  For the three months ended March 31, 2013, the Company did not pay any dividends and declared dividends in the amount of $16.8.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Credit Agreement.

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

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock

Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program after March 31, 2014 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three months ended March 31, 2014, the Company repurchased 1.4 million shares of its common stock for approximately $121.1.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.

For the three months ended March 31, 2014, the Company did not make a cash contribution to the U.S. defined benefit pension plans and estimates that, based on current actuarial calculations; it will make aggregate cash contributions to its defined benefit pension plans in 2014 of approximately $20.0, the majority of which is to the U.S. defined benefit pension plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

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

Safe Harbor Statement

Statements in this Form 10-Q, which are other than historical facts, are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. While the Company believes such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. Please refer to Part I, Item 1A of the Company’s 2013 Annual Report, for some factors that could cause the actual results to differ from estimates. In providing forward-looking statements, the Company is not undertaking any duty or obligation to update these statements publicly as a result of new information, future events or otherwise.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2013 Annual Report.  As of March 31, 2014, the Company’s average LIBOR rate was 0.15%.  A 10% change in the LIBOR interest rate at March 31, 2014 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2014, although there can be no assurances that interest rates will not significantly change.

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

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

The Company has been named as a defendant in several legal actions in which various amounts are claimed arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, in the opinion of management, such matters are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s 2013 Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program after March 31, 2014 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three months ended March 31, 2014, the Company repurchased 1.4 million shares of its common stock for approximately $121.1 million.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through April 30, 2014, the Company has repurchased an additional 0.2 million shares of its common stock for $15.9 million.  At April 30, 2014, approximately 4.1 million additional shares of common stock may be repurchased under the 2013 Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2014	693,000	$86.14	693,000	5,021,305
February 1 to February 28, 2014	709,389	85.54	709,389	4,311,916
March 1 to March 31, 2014	8,594	86.95	8,594	4,303,322
Total	1,410,983	$85.84	1,410,983	4,303,322

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.   Exhibits

3.1	Amphenol Corporation, Amended and Restated By-Laws, dated May 24, 2012 (filed as Exhibit 3.1 to the June 30, 2012 10-Q).*
3.2	Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
3.4	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 24, 2012 (filed as Exhibit 3.2 to the June 30, 2012 10-Q).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated November 5, 2009, establishing the 4.75% Senior Notes due 2014 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 5, 2009).*
4.3	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
10.1	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes Pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed January 30, 2014)*
10.2	Purchase and Sales Agreement dated as of July 31, 2006 among the Originators named therein, Amphenol Funding Corp. and the Company (filed as Exhibit 10.13 to the June 30, 2006 10-Q).*
10.3	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.4	Form of 2000 Management Stockholders’ Agreement as of May 24, 2007 (filed as Exhibit 10.25 to the June 30, 2007 10-Q).*
10.5	Form of 2000 Non-Qualified Stock Option Grant Agreement Amended as of May 24, 2007 (filed as Exhibit 10.28 to the June 30, 2007 10-Q).*
10.6	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.7	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.8	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.9	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.10	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.11	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.12	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated May 23, 2012 (filed as Exhibit 10.18 to the June 30, 2012 10-Q).*
10.13

Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated August 14, 2012 (filed as Exhibit 10.19 to the September 30, 2012 10-Q).*

10.14

Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated December 19, 2012 (filed as Exhibit 10.18 to the December 31, 2012 10-K). *

10.15	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated April 24, 2013 (filed as Exhibit 10.19 to the March 31, 2013 10-Q).*
10.16	Fifth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 dated December 11, 2013 (filed as Exhibit 10.19 to the December 31, 2013 10-K).*
10.17	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.18	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.19	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.20	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.21	2011 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.37 to the December 31, 2010 10-K).*
10.22	2012 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2011 10-K).*
10.23	2013 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.25 to the December 31, 2012 10-K).*
10.24	2014 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.28 to the December 31, 2013 10-K).*

10.25	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.26

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.27

First Amendment to Credit Agreement, dated as of June 30, 2011, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.38 to the June 30, 2011 10-Q).*

10.28	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.29

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.30	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.31	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective March 1, 2010 (filed as Exhibit 10.50 to the March 31, 2010 10-Q).*
10.32	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective July 1, 2011 (filed as Exhibit 10.51 to the June 30, 2011 10-Q).*
10.33	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective August 16, 2011 (filed as Exhibit 10.29 to the September 30, 2011 10-Q).*
10.34	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011 (filed as Exhibit 10.32 to the December 31, 2011 10-K).*
10.35

First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012 (filed as Exhibit 10.36 to the June 30, 2012 10-Q).*

10.36

Second Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated April 10, 2012 (filed as Exhibit 10.37 to the June 30, 2012 10-Q).*

10.37

Third Amendment to The Amphenol Corporation Profit Sharing/401(K) Plan Adoption Agreement as amended and restated effective October 1, 2013, dated September 20, 2013 (filed as Exhibit 10.40 to the December 31, 2013 10-K)*

10.38	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.39	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
10.40

Second Amendment to Credit Agreement, dated as of July 1, 2013, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 8, 2013).*

10.41

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

Date: May 7, 2014