Form 10-Q
period 2014-06-30
AMPHENOL CORP /DE/
filed 2014-08-06
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the total number of shares outstanding of Class A Common Stock was 156,825,858

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,080,083	$886,838
Short-term investments	363,817	305,324
Total cash, cash equivalents and short-term investments	1,443,900	1,192,162
Accounts receivable, less allowance for doubtful accounts of $11,758 and $12,010, respectively	1,031,071	1,001,012
Inventories	805,452	792,644
Other current assets	181,962	171,749

Total current assets	3,462,385	3,157,567

Land and depreciable assets, less accumulated depreciation of $847,319 and $803,954, respectively	558,652	532,425
Goodwill and other long-term assets	2,496,263	2,478,036

	$6,517,300	$6,168,028

Liabilities & Equity
Current Liabilities:
Accounts payable	$534,381	$549,942
Accrued salaries, wages and employee benefits	107,755	104,859
Accrued income taxes	66,737	96,388
Accrued dividends	31,370	—
Other accrued expenses	170,880	157,252
Short-term debt	800,670	701,437

Total current liabilities	1,711,793	1,609,878

Long-term debt	1,542,891	1,431,437
Accrued pension and post-employment benefit obligations	184,949	180,021
Other long-term liabilities	79,078	66,620
Equity:
Common stock	157	158
Additional paid-in capital	584,426	489,930
Retained earnings	2,444,843	2,424,372
Accumulated other comprehensive loss	(52,105)	(54,951)

Total shareholders’ equity attributable to Amphenol Corporation	2,977,321	2,859,509

Noncontrolling interests	21,268	20,563
Total equity	2,998,589	2,880,072

	$6,517,300	$6,168,028

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,314,172	$1,136,067	$2,560,246	$2,215,872
Cost of sales	897,405	776,279	1,754,623	1,518,192
Gross profit	416,767	359,788	805,623	697,680
Acquisition-related expenses	—	—	2,020	—
Selling, general and administrative expense	160,957	135,775	315,658	266,710
Operating income	255,810	224,013	487,945	430,970

Interest expense	(20,081)	(15,621)	(39,152)	(31,078)
Other income, net	4,293	3,033	8,358	5,818
Income before income taxes	240,022	211,425	457,151	405,710
Provision for income taxes	(63,605)	(56,557)	(120,932)	(97,229)
Net income	176,417	154,868	336,219	308,481
Less: Net income attributable to noncontrolling interests	(1,485)	(880)	(2,804)	(1,486)

Net income attributable to Amphenol Corporation	$174,932	$153,988	$333,415	$306,995

Net income per common share-Basic	$1.11	$0.96	$2.12	$1.92

Weighted average common shares outstanding- Basic	157,114,685	159,705,021	157,320,441	159,721,503

Net income per common share-Diluted	$1.09	$0.95	$2.07	$1.89

Weighted average common shares outstanding -Diluted	160,791,135	162,935,428	160,983,079	162,824,829

Dividends declared per common share	$0.20	$0.105	$0.40	$0.21

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$176,417	$154,868	$336,219	$308,481
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17,077	(9,823)	1,826	(34,530)
Revaluation of derivatives	405	(144)	658	(116)
Total other comprehensive income (loss), net of tax	17,482	(9,967)	2,484	(34,646)

Total comprehensive income	193,899	144,901	338,703	273,835

Less: Comprehensive income attributable to noncontrolling interests	(1,531)	(951)	(2,442)	(1,634)

Comprehensive income attributable to Amphenol Corporation	$192,368	$143,950	$336,261	$272,201

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flow from operating activities:
Net income	$336,219	$308,481
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77,618	66,762
Stock-based compensation expense	19,249	17,175
Excess tax benefits from stock-based compensation payment arrangements	(18,103)	(16,023)
Net change in components of working capital	(41,254)	(26,727)
Net change in other long-term assets and liabilities	9,611	11,138

Net cash provided by operating activities	383,340	360,806

Cash from investing activities:
Additions to property, plant and equipment	(105,910)	(66,037)
Proceeds from disposal of fixed assets	1,351	1,412
Purchases of short-term investments	(356,032)	(408,845)
Sales and maturities of short-term investments	293,405	241,605
Acquisitions, net of cash acquired	(19,467)	(44,036)

Net cash used in investing activities	(186,653)	(275,901)

Cash from financing activities:
Issuance of senior notes	748,846	—
Borrowings under credit facilities	398,100	302,583
Repayments under credit facilities	(936,593)	(225,842)
Payments of fees and expenses related to debt financing	(5,751)	—
Proceeds from exercise of stock options	58,286	64,204
Excess tax benefits from stock-based compensation payment arrangements	18,103	16,023
Payments to shareholders of non-controlling interests	(1,729)	(1,736)
Purchase and retirement of treasury stock	(250,159)	(181,108)
Dividend payments	(31,418)	(16,756)

Net cash used in financing activities	(2,315)	(42,632)

Effect of exchange rate changes on cash and cash equivalents	(1,127)	(9,464)

Net change in cash and cash equivalents	193,245	32,809
Cash and cash equivalents balance, beginning of period	886,838	690,850

Cash and cash equivalents balance, end of period	$1,080,083	$723,659

Cash paid for:
Interest	$29,737	$29,737
Income taxes	119,332	82,639

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, the related condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flow for the six months ended June 30, 2014 and 2013 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”).

Note 2—New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption not permitted.  The amendments may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating ASU 2014-09 to determine the impact it may have on the Company’s consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	June 30, 2014	December 31, 2013
Raw materials and supplies	$279,698	$261,867
Work in process	277,232	265,196
Finished goods	248,522	265,581
	$805,452	$792,644

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

The segment results for the three months ended June 30, 2014 and 2013 are as follows:

	Interconnect Products and Assemblies		Cable Products and Solutions		Total
	2014	2013	2014	2013	2014	2013
Net sales:
-External	$1,222,326	$1,045,751	$91,846	$90,316	$1,314,172	$1,136,067
-Inter-segment	1,570	1,461	6,378	4,543	7,948	6,004
Segment operating income	264,292	230,082	11,691	12,443	275,983	242,525

The segment results for the six months ended June 30, 2014 and 2013 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2014	2013	2014	2013	2014	2013
Net sales
-External	$2,381,436	$2,041,677	$178,810	$174,195	$2,560,246	$2,215,872
-Inter-segment	2,684	2,755	11,717	9,810	14,401	12,565
Segment operating income	507,025	443,383	22,272	24,043	529,297	467,426

A reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2014 and 2013 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Segment operating income	$275,983	$242,525	$529,297	$467,426
Interest expense	(20,081)	(15,621)	(39,152)	(31,078)
Interest income	4,725	3,391	9,170	6,486
Stock-based compensation expense	(9,973)	(8,890)	(19,249)	(17,175)
Acquisition-related expenses	—	—	(2,020)	—
Other costs, net	(10,632)	(9,980)	(20,895)	(19,949)
Income before income taxes	$240,022	$211,425	$457,151	$405,710

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the six months ended June 30, 2014 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2013	158	$158	$489,930	$2,424,372	$(54,951)	$—	$20,563	$2,880,072
Net income				333,415			2,804	336,219
Other comprehensive income					2,846		(362)	2,484
Payments to shareholders of noncontrolling interests							(1,729)	(1,729)
Purchase of noncontrolling interest							(8)	(8)
Purchase of treasury stock						(250,159)		(250,159)
Retirement of treasury stock	(3)	(3)		(250,156)		250,159		—
Stock options exercised, including tax benefit	2	2	75,247					75,249
Dividends declared				(62,788)				(62,788)
Stock-based compensation expense			19,249					19,249
Balance as of June 30, 2014	157	$157	$584,426	$2,444,843	$(52,105)	$—	$21,268	$2,998,589

A rollforward of consolidated changes in equity for the six months ended June 30, 2013 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2012	160	$160	$336,683	$2,210,120	$(117,004)	$—	$12,223	$2,442,182
Net income				306,995			1,486	308,481
Other comprehensive income					(34,794)		148	(34,646)
Payments to shareholders of noncontrolling interest							(1,736)	(1,736)
Purchase of treasury stock						(181,108)		(181,108)
Retirement of treasury stock	(2)	(2)		(181,106)		181,108		—
Stock options exercised, including tax benefit	2	2	80,378					80,380
Dividends declared				(33,468)				(33,468)
Stock-based compensation expense			17,175					17,175
Balance as of June 30, 2013	160	$160	$434,236	$2,302,541	$(151,798)	$—	$12,121	$2,597,260

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares issuable upon the exercise of outstanding stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2014 and 2013 is as follows (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to Amphenol Corporation shareholders	$174,932	$153,988	$333,415	$306,995
Basic weighted average common shares outstanding	157,114,685	159,705,021	157,320,441	159,721,503
Effect of dilutive stock options	3,676,450	3,230,407	3,662,638	3,103,326
Diluted weighted average common shares outstanding	160,791,135	162,935,428	160,983,079	162,824,829
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$1.11	$0.96	$2.12	$1.92
Diluted	$1.09	$0.95	$2.07	$1.89

Excluded from the computations above were anti-dilutive stock options of 1,475,550 and 917,383 for the three months ended June 30, 2014 and 2013, respectively, and 2,028,171 and 1,115,174 for the six months ended June 30, 2014 and 2013, respectively.

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

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air, water and soil, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 8—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company continues to maintain the 2000 Stock Purchase and Option Plan for

Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors and was amended in May 2014 to increase the number of shares of common stock reserved for issuance from 16,000,000 shares to 29,000,000 shares. As of June 30, 2014, there were 12,401,170 shares of common stock available for the granting of additional stock options under the 2009 Employee Option Plan. Options granted under the 2000 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of June 30, 2014, there were 70,000 shares of common stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options granted under the 2004 Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.

In May 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of June 30, 2014, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 85,961.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended June 30, 2014, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $9,973 and $7,333, respectively, and those reductions were $19,249 and $14,137, respectively, for the six months ended June 30, 2014. For the three months ended June 30, 2013, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $8,890 and $6,473, respectively, and these reductions were $17,175 and $12,503, respectively, for the six months ended June 30, 2013. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock Options

Stock option activity for the three and six months ended June 30, 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	13,422,226	$51.80	7.08	$501,706
Options granted	32,500	89.13
Options exercised	(314,966)	40.41
Options forfeited	(51,460)	59.80
Options outstanding at March 31, 2014	13,088,300	$52.14	6.89	$517,164
Options granted	3,023,500	95.44
Options exercised	(1,128,975)	39.80
Options forfeited	(49,560)	65.22
Options outstanding at June 30, 2014	14,933,265	$61.79	7.46	$515,908
Vested and non-vested options expected to vest at June 30, 2014	13,478,241	$60.92	7.37	$477,353
Exercisable options at June 30, 2014	6,616,375	$45.58	5.93	$335,874

A summary of the status of the Company’s non-vested options as of June 30, 2014 and changes during the three and six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2014	8,016,921	$14.77
Options granted	32,500	21.23
Options vested	(7,000)	16.98
Options forfeited	(51,460)	14.82
Non-vested options at March 31, 2014	7,990,961	14.79
Options granted	3,023,500	17.23
Options vested	(2,648,011)	13.95
Options forfeited	(49,560)	15.31
Non-vested options at June 30, 2014	8,316,890	$15.94

During the three and six months ended June 30, 2014 and 2013, the following activity occurred under the Company’s option plans:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total intrinsic value of stock options exercised	$62,893	$34,093	$78,453	$74,635
Total fair value of stock options vested	36,939	33,647	37,058	33,781

As of June 30, 2014, the total compensation cost related to non-vested options not yet recognized is approximately $112,848 with a weighted average expected amortization period of 3.78 years.

Restricted Shares

Prior to the third quarter of 2013, the Company issued 17,045 restricted shares with a weighted-average fair value at grant date of $53.78 per share, all of which became fully vested in 2013.  In the second quarter of 2013, the Company issued 12,824 restricted shares with a weighted-average fair value at grant date of $78.00, all of which became fully vested in the second quarter of 2014.  Additionally, in the second quarter of 2014, the Company issued 9,170 restricted shares with a weighted-average fair value at grant date of $95.43.  As of June 30, 2014, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $781 with a weighted average expected amortization period of 0.90 years.

Note 9—Shareholders’ Equity

In January 2013, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10,000,000 shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program after June 30, 2014 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the six months ended June 30, 2014, the Company repurchased 2,765,797 shares of its common stock for $250,159.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through July 31, 2014, the Company has repurchased an additional 205,448 shares of its common stock for $19,996.  At July 31, 2014, approximately 2,743,060 additional shares of common stock may be repurchased under the 2013 Stock Repurchase Program.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock.  In July 2013, the Board of Directors approved an increase in the quarterly dividend rate from $0.105 to $0.20 per share effective with the third quarter 2013 dividend and in July 2014, approved a further increase in the quarterly dividend rate from $0.20 to $0.25 per share effective with the third quarter 2014 dividend.  For the three and six months ended June 30, 2014, the Company paid dividends in the amount of $31,418 and declared dividends in the amount of $31,370 and $62,788, respectively.  For the three and six months ended June 30, 2013, the Company paid dividends in the amount of $16,756 and declared dividends in the amount of $16,713 and $33,468, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and six months ended June 30, 2014 and 2013.

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
	2014	2013	2014	2013
Service cost	$2,049	$2,103	$28	$40
Interest cost	6,035	5,107	123	127
Expected return on plan assets	(7,123)	(6,071)	—	—
Amortization of transition obligation	(25)	(27)	—	—
Amortization of prior service cost	673	485	—	—
Amortization of net actuarial losses	4,022	5,897	104	193
Net pension expense	$5,631	$7,494	$255	$360

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,
	2014	2013	2014	2013
Service cost	$4,095	$4,215	$55	$80
Interest cost	12,052	10,314	245	255
Expected return on plan assets	(14,255)	(12,274)	—	—
Amortization of transition obligation	(49)	(54)	—	—
Amortization of prior service cost	1,346	980	—	—
Amortization of net actuarial losses	8,035	11,802	210	385
Net pension expense	$11,224	$14,983	$510	$720

For the three and six months ended June 30, 2014, the Company made cash contributions to the U.S. Plans of approximately $4,000 and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2014 of approximately $20,000, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the assets of the Plans.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the six months ended June 30, 2014 and 2013, the total matching contributions to these U.S. defined contribution plans were approximately $1,800 and $1,600, respectively.

Note 11—Goodwill and Other Intangible Assets

As of June 30, 2014, the Company has goodwill totaling $2,318,955 of which $2,195,562 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products and Solutions segment.  For the six months ended June 30, 2014, goodwill increased by $29,870, primarily as a result of the fair value adjustments made from the Company’s evaluation of the fair value attributes of the assets acquired related to recent acquisitions and currency translation.  The Company anticipates that the final assessment of values of those assets will not differ materially from the preliminary assessment.

Other than goodwill and an indefinite-lived trade name intangible asset with a value of approximately $4,300, the Company’s intangible assets are subject to amortization.  A summary of the Company’s amortizable intangible assets as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$201,200	$80,200	$202,300	$69,800
Proprietary technology	52,300	24,400	52,300	22,400
License agreements	6,000	6,000	6,000	6,000
Trade names and other	11,400	11,000	11,400	8,900
Total	$270,900	$121,600	$272,000	$107,100

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 9 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 10 years.

Intangible assets are included in Goodwill and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended June 30, 2014 and 2013 was approximately $6,000 and $4,900, respectively.  The amortization expense for the six months ended June 30, 2014 and 2013 was approximately $14,500 and $10,000, respectively.  As of June 30, 2014, amortization expense estimated for each of the next five fiscal years is approximately $27,000 in 2014, $24,500 in 2015, $23,700 in 2016, $23,500 in 2017, and $19,400 in 2018.

Note 12—Debt

The Company’s debt consists of the following:

	June 30, 2014		December 31, 2013
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
4.75% Senior Notes due November 2014 (1)	$599,925	$610,680	$599,813	$621,000
4.00% Senior Notes due February 2022 (1)	499,037	516,000	498,973	491,000
2.55% Senior Notes due January 2019 (1)	748,943	761,325	—	—
Revolving Credit Facility	290,000	290,000	927,300	927,300
Credit Agreement	200,000	200,000	100,000	100,000
Notes payable to foreign banks and other debt	5,656	5,656	6,788	6,788
Total debt	2,343,561	2,383,661	2,132,874	2,146,088
Less short-term debt	(800,670)	(811,425)	(701,437)	(722,624)
Long-term debt	$1,542,891	$1,572,236	$1,431,437	$1,423,464

(1)         The Senior Notes are unsecured and rank equally in the right of payment with the Company’s other unsecured indebtedness.

The carrying value of borrowings under the Company’s Revolving Credit Facility, Credit Agreement and other notes payable approximated their fair value at June 30, 2014 due to their relative short-term maturities and market interest rates and are therefore classified as Level 2 in the fair value hierarchy.  The fair value of the Senior Notes were based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.

The Company has a $1,500,000 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018 and the ability to borrow at a spread over LIBOR.  At June 30, 2014, borrowings and availability under the Revolving Credit Facility were $290,000 and $1,210,000, respectively.  The Company has a $200,000 uncommitted and unsecured credit facility (the “Credit Agreement”) with the ability to borrow at a spread over LIBOR, which is renewable annually.  On May 30, 2014, the Company amended and restated the Credit Agreement to increase the borrowing capacity by $100,000 to $200,000.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments.  Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets.  The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value.  The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at June 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements at June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$363,817	$363,817	$—	$—
Forward contracts	(3,128)	—	(3,128)	—
Total	$360,689	$363,817	$(3,128)	$—

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$305,324	$305,324	$—	$—
Forward contracts	(2,169)	—	(2,169)	—
Total	$303,155	$305,324	$(2,169)	$—

The amount recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the six month periods ended June 30, 2014 and 2013 was not material.

Note 14—Income Taxes

The provision for income taxes for the three and six months ended June 30, 2014 were both at an effective rate of 26.5%.  The provision for income taxes for the second quarter and the first six months of 2013 was at an effective rate of 26.8% and 24.0%, respectively.  The effective rate in the first six months of 2013 included a first quarter benefit of $11,300 resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that were part of the tax provisions within the American Taxpayer Relief Act. Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Excluding the effect of this benefit, the effective tax rate for the first six months of 2013 was 26.8%.

The Company is present in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2010 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2014, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $16,232, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $2,482.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

Net sales were $1,314.2 in the second quarter of 2014 compared to $1,136.1 in the prior year quarter, an increase of 16% in U.S. dollars, 15% in local currencies and 7% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Net sales for the first six months of 2014 were $2,560.2 compared to $2,215.9 in the same period in 2013, an increase of 16% in U.S. dollars, 15% in local currencies and 7% organically over the prior year period.  Sales in the Interconnect Products and Assemblies segment (approximately 93% of sales) increased 17% in U.S. dollars and 16% in local currencies in the second quarter of 2014 compared to the same period in 2013 ($1,222.3 in 2014 versus $1,045.8 in 2013) and 17% in U.S. dollars and 16% in local currencies in the first six months of 2014 compared to the same period in 2013 ($2,381.4 in 2014 versus $2,041.7 in 2013).  The sales growth was driven by increases in industrial, automotive, mobile networks, commercial aerospace, and mobile devices markets with contributions from both organic growth and the Company’s acquisition program, partially offset by decreases in sales to the military aerospace and information technology and data communications equipment markets.  Sales in the Cable Products and Solutions segment (approximately 7% of sales) increased 2% in both U.S. dollars and in local currencies in the second quarter of 2014 compared to the same period in 2013 ($91.9 in 2014 versus $90.3 in 2013) and 3% in both U.S. dollars and in local currencies in the first six months of 2014 compared to the same period in 2013 ($178.8 in 2013 versus $174.2 in 2013).  Cable Products and Solutions sales are primarily in the broadband communications market.

Geographically, sales in the United States in the second quarter and first six months of 2014 increased approximately 14%  and 12%, respectively, compared to the same period in 2013 ($411.1 and $796.7, respectively, in 2014 versus $359.4 and $708.8, respectively, in 2013).  International sales for the second quarter and first six months of 2014 increased approximately 16% and 17% in U.S. dollars, respectively, and 15% and 16% in local currencies, respectively, compared to the same period in 2013 ($903.1 and $1,763.6, respectively, in 2014 versus $776.6 and $1,507.1, respectively, in 2013). The comparatively weaker U.S. dollar for the second quarter and first six months of 2014 had the effect of increasing sales by approximately $9.1 and $16.1, respectively, compared to foreign currency translation rates for the same periods in 2013.

Operating income was $255.8 or 19.5% and $487.9 or 19.1% of net sales for the second quarter and first six months of 2014, respectively, compared to $224.0 or 19.7% and $431.0 or 19.4% for the second quarter and first six months of 2013, respectively.  Operating income for the first six months of 2014 is net of $2.0 of acquisition-related expenses (separately presented in the Consolidated Statements of Income) related to the amortization of the value associated with acquired backlog relating to a 2013 acquisition.  For the six months ended June 30, 2014, these expenses had an impact on net income of $1.3, or $0.01 per share. The decline in operating income as a percentage of sales relates primarily to a decrease in operating income margins in the Interconnect Products and Assemblies segment of 40 basis points for both the second quarter and first six months of 2014 compared to the same periods in 2013.  Operating income for the Interconnect Products and Assemblies segment for the second quarter and first six months of 2014 was $264.3 or 21.6% of net sales and $507.0 or 21.3% of net sales, respectively compared to $230.1 or 22.0% of net sales and $443.4 or 21.7% of net sales, respectively in 2013.  This decrease in operating income margin relates to the impact of the inclusion in 2014 of an acquisition completed in late 2013 that has lower operating income margins than the average of the Company; as such its inclusion in the consolidated results of the Company lowered the consolidated operating income margin percentage. In addition, the operating income margin for the Cable Products and Solutions segment for the second quarter and first six months of 2014 decreased by 110 and 130 basis points compared to the same periods in 2013 due primarily to the impact of market pricing and product mix compared to the prior year periods.  Operating income for the Cable Products and Solutions segment for the second quarter and first six months of 2014 was $11.7 or 12.7% of net sales and $22.3 or 12.5% of net sales, respectively, compared to $12.4 or 13.8% and $24.0 or 13.8%, respectively, in the same periods in 2013.

The gross profit margin percentage was approximately 31.7% for the second quarter of 2014 and 2013 and 31.5% for the first six months of 2014 and 2013.

Selling, general and administrative expenses increased to $161.0 and $315.7 or 12.2% and 12.3% of net sales, for the second quarter and first six months of 2014, respectively, compared to $135.8 and $266.7 or 12.0% of net sales for both the second quarter and first six months of 2013.  The selling, general and administrative expenses increase as a percentage of sales in the 2014 periods compared to 2013 is partially due to higher selling, general and administrative expenses on a percent of net sales basis arising from the inclusion of the acquisition referred to above as compared to the average of the Company.  Administrative expenses increased approximately $9.8 and $20.9 for the second quarter and first six months of 2014 compared to the same periods in 2013 primarily related to the impact of acquisitions as well as increases in employee related benefits, stock-based compensation expense and amortization of acquisition related identified intangible assets and represented approximately 4.7% of sales for both the second quarter and first six months of 2014 and 4.5% of sales for same periods in 2013.  Research and development expenses increased approximately $6.0 and $11.5 for the second quarter and first six months of 2014 compared to the same periods in 2013 reflecting increases in expenses for new product development and represented approximately 2.4% of sales for both the second quarter and first six months of 2014 and 2.3% of sales for the same periods in 2013.  Selling and marketing expenses increased approximately $9.4 and $16.5 for the second quarter and first six months of 2014 compared to the same periods in 2013 primarily related to the increase in sales volume and represented approximately 5.2% of sales for both the second quarter and first six months of 2014, respectively, and 5.1% and 5.3% for the same periods in 2013, respectively.

Interest expense for the second quarter and first six months of 2014 was $20.1 and $39.2, respectively, compared to $15.6 and $31.1 for the same periods in 2013.  The increases are primarily attributable to higher average debt levels related to the Company’s stock repurchase program as well as acquisition activity.

Other income, net, increased to $4.3 and $8.4 for the second quarter and first six months of 2014, respectively, compared to $3.0 and $5.8 for the same periods in 2013, primarily related to higher interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes for the second quarter and the first six months of 2014 were both at an effective rate of 26.5%.  The provision for income taxes for the second quarter and the first six months of 2013 was at an effective rate of 26.8% and 24.0%, respectively.  The effective rate in the first six months of 2013 included a first quarter benefit of $11.3 resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that were part of the tax provisions within the American Taxpayer Relief Act. Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Excluding the effect of this benefit, the effective tax rate in the first six months of 2013 was 26.8%.

The Company is present in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2010 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2014, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $16.2, the majority of which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $2.5.

Liquidity and Capital Resources

Cash flow provided by operating activities was $383.3 in the first six months of 2014 compared to $360.8 in the same period in 2013.  The increase in cash flow provided by operating activities for the first six months of 2014 compared to the same 2013 period is primarily due to an increase in net income partially offset by a higher increase in the components of working capital.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $41.3 in the first six months of 2014 due primarily to an increase in accounts receivable and inventory of $38.3 and $12.7, respectively, and a decrease in accounts payable of $10.0 which was partially offset by an increase in other accrued liabilities of $20.5.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $26.7 in the first six months of 2013 due primarily to a decrease in accounts payable of $49.3 which was partially offset by a decrease in inventory of $27.7.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at June 30, 2014.  Accounts receivable increased $30.1, or 3.0% to $1,031.1 primarily as a result of higher sales levels partially offset by the effect of translation resulting from exchange rate changes at June 30, 2014 compared to December 31, 2013 (“Translation”).  Inventories increased $12.8, or 1.6% to $805.5 primarily as a result of higher sales activity partially offset by Translation.  Land and depreciable assets, net, increased $26.2 to $558.7 primarily due to net capital expenditures of $104.6, partially offset by depreciation of $60.9, adjustments to the fair value related to recent acquisitions and Translation.  Goodwill increased $29.9 to $2,319.0 primarily as a result of fair value adjustments made from the Company’s evaluation of the fair value attributes of the assets acquired related to recent acquisitions and Translation.  Accounts payable decreased $15.6, or 2.8% to $534.4, primarily as a result of a decrease in payable days from 56 at December 31, 2013 to 54 at June 30, 2014.  Total accrued expenses increased $18.2 to $376.7, primarily due to the accrual of dividends declared in June 2014 that were paid in July 2014 and accrued interest on the Senior Notes partially offset by the payment of incentive compensation, acquisition-related liabilities and lower accrued income taxes.  Other long-term liabilities increased $12.5 to $79.1 primarily due to an increase in deferred tax liabilities.

For the first six months of 2014, cash flow provided by operating activities of $383.3, net borrowings of $204.6, and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $76.4 were used to fund purchases of treasury stock of $250.2, capital expenditures (net of disposals) of $104.6, net purchases of short-term investments of $62.6, dividend payments of $31.4, acquisition-related payments of $19.5 and payments to shareholders of noncontrolling interests of $1.7, which resulted in an increase in cash and cash equivalents $193.2, net of Translation.  For the first six months of 2013, cash flow provided by operating activities of $360.8, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $80.2 and net borrowings under credit facilities of $76.7 were used to fund purchases of treasury stock of $181.1, net purchases of short-term investments of $167.2, capital expenditures (net of disposals) of $64.6, acquisitions (net of cash acquired) of $44.0, dividend payments of $16.8 and payments to shareholders of noncontrolling interests of $1.7, which resulted in an increase in cash and cash equivalents of $32.8, net of Translation.

The Company has a $1,500.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018. At June 30, 2014, borrowings and availability under the Revolving Credit Facility were $290.0 and $1,210.0, respectively.  As of June 30, 2014, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2014, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

The Company has a $200.0 uncommitted and unsecured credit facility (the “Credit Agreement”) with the ability to borrow at a spread over LIBOR, which is renewable annually.  On May 30, 2014, the Company amended and restated the Credit Agreement to increase the borrowing capacity by $100.0 to $200.0.  At June 30, 2014, borrowings and availability under the Credit Agreement were $200.00 and nil, respectively.

The carrying value of borrowings under the Company’s Revolving Credit Facility and Credit Agreement and notes payable approximated their fair value at June 30, 2014.

The Company has issued senior notes (the “Senior Notes”) with principal amounts of $600.0, $750.0 and $500.00 with interest rates of 4.75%, 2.55% and 4.00%, respectively which are due in November 2014, January 2019 and February 2022, respectively (Note 12).  The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.  Interest on each series of the Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium. The fair value of the 4.75%, 2.55% and 4.00% Senior Notes at June 30, 2014 was approximately $610.7, $761.3 and $516.0, respectively, based on recent bid prices.

The Company’s primary ongoing cash requirements are expected to be for operating and capital expenditures, product development activities, repurchase of common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Credit Agreement.

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

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program after June 30, 2014 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the six months ended June 30, 2014, the Company repurchased 2.8 million shares of its common stock for approximately $250.2.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.

The Company generally pays a quarterly dividend on its common stock.  In July 2013, the Board of Directors approved an increase in the quarterly dividend rate from $0.105 to $0.20 per share effective with the third quarter 2013 dividend and in July 2014, approved a further increase in the quarterly dividend rate from $0.20 to $0.25 per share effective with the third quarter 2014 dividend.  For the three and six months ended June 30, 2014, the Company paid dividends in the amount of $31.4 and declared dividends in the amount of $31.4 and $62.8, respectively.  For the three and six months ended June 30, 2013, the Company paid dividends in the amount of $16.8 and declared dividends in the amount of $16.7 and $33.5, respectively.

For the three and six months ended June 30, 2014, the Company made cash contributions to the U.S. Plans of approximately $4.0 and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2014 of approximately $20.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the assets of the Plans.

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air, water and soil, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on the Company’s financial condition, result of operations or cash flows.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2013 Annual Report.  As of June 30, 2014, the Company’s average LIBOR rate was 0.15%.  A 10% change in the LIBOR interest rate at June 30, 2014 would have no material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2014, although there can be no assurances that interest rates will not significantly change.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program after June 30, 2014 will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the six months ended June 30, 2014, the Company repurchased 2.8 million shares of its common stock for approximately $250.2 million.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through July 31, 2014, the Company has repurchased an additional 0.2 million shares of its common stock for $20.0 million.  At July 31, 2014, approximately 2.7 million additional shares of common stock may be repurchased under the 2013 Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2014	693,000	$86.14	693,000	5,021,305
February 1 to February 29, 2014	709,389	85.54	709,389	4,311,916
March 1 to March 31, 2014	8,594	86.95	8,594	4,303,322
April 1 to April 30, 2014	—	—	—	4,303,322
May 1 to May 31, 2014	1,227,614	95.22	1,227,614	3,075,708
June 1 to June 30, 2014	127,200	95.40	127,200	2,948,508
Total	2,765,797	$90.45	2,765,797	2,948,508

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

3.1	Amphenol Corporation, Amended and Restated By-Laws, dated May 24, 2012 (filed as Exhibit 3.1 to the June 30, 2012 10-Q).*
3.2	Amphenol Corporation, Second Amended and Restated By-Laws dated April 25, 2014 (filed as Exhibit 99.1 to the Form 8-K on April 28, 2014).*
3.3	Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.4	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
3.5	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 24, 2012 (filed as Exhibit 3.2 to the June 30, 2012 10-Q).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated November 5, 2009, establishing the 4.75% Senior Notes due 2014 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 5, 2009).*
4.3	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
10.1	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes Pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed January 30, 2014)*
10.2	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.3	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.4	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.5	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.6	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.7	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.8	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.9	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated May 23, 2012 (filed as Exhibit 10.18 to the June 30, 2012 10-Q).*
10.10

Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated August 14, 2012 (filed as Exhibit 10.19 to the September 30, 2012 10-Q).*

10.11

Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated December 19, 2012 (filed as Exhibit 10.18 to the December 31, 2012 10-K). *

10.12	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated April 24, 2013 (filed as Exhibit 10.19 to the March 31, 2013 10-Q).*
10.13	Fifth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 dated December 11, 2013 (filed as Exhibit 10.19 to the December 31, 2013 10-K).*
10.14	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.15	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.16	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.17	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.18	2014 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.28 to the December 31, 2013 10-K).*
10.19	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.20

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.21

First Amendment to Credit Agreement, dated as of June 30, 2011, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as

Exhibit 10.38 to the June 30, 2011 10-Q).*
10.22	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.23

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.24	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.25	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011 (filed as Exhibit 10.32 to the December 31, 2011 10-K).*
10.26

First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012 (filed as Exhibit 10.36 to the June 30, 2012 10-Q).*

10.27

Second Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated April 10, 2012 (filed as Exhibit 10.37 to the June 30, 2012 10-Q).*

10.28

Third Amendment to The Amphenol Corporation Profit Sharing/401(K) Plan Adoption Agreement as amended and restated effective October 1, 2013, dated September 20, 2013 (filed as Exhibit 10.40 to the December 31, 2013 10-K)*

10.29	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.30	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
10.31

Second Amendment to Credit Agreement, dated as of July 1, 2013, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 8, 2013).*

10.32

Credit Agreement, dated October 7, 2013, among the Company, certain subsidiaries of the Company and Sovereign Bank, N.A. with an effective date of October 18, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on October 21, 2013).*

10.33	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K on May 23, 2014).*
10.34	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K on May 23, 2014).*
10.35

Amended and Restated Credit Agreement, dated May 30, 2014, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Santander Bank, N.A. (filed as Exhibit 10.1 to the Form 8-K filed on June 4, 2014).*

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

Date: August 6, 2014