Form 10-Q
period 2014-09-30
AMPHENOL CORP /DE/
filed 2014-11-05
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the total number of shares outstanding of Class A Common Stock was 309,465,458.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$872,999	$886,838
Short-term investments	371,618	305,324
Total cash, cash equivalents and short-term investments	1,244,617	1,192,162
Accounts receivable, less allowance for doubtful accounts of $16,567 and $12,010, respectively	1,092,424	1,001,012
Inventories	848,072	792,644
Other current assets	187,459	171,749

Total current assets	3,372,572	3,157,567

Land and depreciable assets, less accumulated depreciation of $850,748 and $803,954, respectively	585,353	532,425
Goodwill and other long-term assets	2,893,844	2,478,036

	$6,851,769	$6,168,028

Liabilities & Equity
Current Liabilities:
Accounts payable	$599,754	$549,942
Accrued salaries, wages and employee benefits	109,953	104,859
Accrued income taxes	88,451	96,388
Other accrued expenses	156,436	157,252
Short-term debt	600,803	701,437

Total current liabilities	1,555,397	1,609,878

Long-term debt	2,023,178	1,431,437
Accrued pension benefit obligations and other long-term liabilities	275,534	246,641
Equity:
Common stock	312	316
Additional paid-in capital	635,661	489,768
Retained earnings	2,437,281	2,424,376
Accumulated other comprehensive loss	(97,094)	(54,951)

Total shareholders’ equity attributable to Amphenol Corporation	2,976,160	2,859,509

Noncontrolling interests	21,500	20,563
Total equity	2,997,660	2,880,072

	$6,851,769	$6,168,028

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,358,742	$1,153,062	$3,918,988	$3,368,934
Cost of sales	927,087	789,214	2,681,710	2,307,406
Gross profit	431,655	363,848	1,237,278	1,061,528
Acquisition-related expenses	2,547	2,537	4,567	2,537
Selling, general and administrative expense	161,287	136,828	476,945	403,538
Operating income	267,821	224,483	755,766	655,453

Interest expense	(21,089)	(16,048)	(60,241)	(47,126)
Other income, net	4,746	3,625	13,104	9,443
Income before income taxes	251,478	212,060	708,629	617,770
Provision for income taxes	(67,318)	(50,671)	(188,250)	(147,900)
Net income	184,160	161,389	520,379	469,870
Less: Net income attributable to noncontrolling interests	(1,953)	(591)	(4,757)	(2,077)

Net income attributable to Amphenol Corporation	$182,207	$160,798	$515,622	$467,793

Net income per common share-Basic	$0.58	$0.51	$1.64	$1.47

Weighted average common shares outstanding- Basic	313,284,242	317,331,040	314,183,699	318,731,280

Net income per common share-Diluted	$0.57	$0.50	$1.60	$1.44

Weighted average common shares outstanding -Diluted	320,636,405	323,585,572	321,518,036	324,954,068

Dividends declared per common share	$0.125	$0.100	$0.325	$0.205

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$184,160	$161,389	$520,379	$469,870
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(43,621)	30,869	(41,795)	(3,661)
Revaluation of derivatives	(1,198)	99	(540)	(17)
Purchase of noncontrolling interest	—	288	—	288
Total other comprehensive income (loss), net of tax	(44,819)	31,256	(42,335)	(3,390)

Total comprehensive income	139,341	192,645	478,044	466,480

Less: Comprehensive income attributable to noncontrolling interests	(2,123)	(735)	(4,565)	(2,369)

Comprehensive income attributable to Amphenol Corporation	$137,218	$191,910	$473,479	$464,111

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flow from operating activities:
Net income	$520,379	$469,870
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	117,977	101,531
Stock-based compensation expense	29,382	26,584
Excess tax benefits from stock-based compensation payment arrangements	(29,569)	(18,853)
Net change in components of working capital	(24,276)	(24,249)
Net change in other long-term assets and liabilities	(6,458)	2,841

Net cash provided by operating activities	607,435	557,724

Cash from investing activities:
Additions to property, plant and equipment	(162,657)	(105,740)
Proceeds from disposal of fixed assets	2,222	2,084
Purchases of short-term investments	(478,846)	(538,152)
Sales and maturities of short-term investments	410,372	395,590
Acquisitions, net of cash acquired	(468,009)	(44,036)

Net cash used in investing activities	(696,918)	(290,254)

Cash from financing activities:
Proceeds from issuance of senior notes	1,498,133	—
Borrowings under credit facilities	563,500	490,800
Repayments under credit facilities	(1,570,695)	(327,043)
Payments of fees and expenses related to debt financing	(10,738)	(2,710)
Proceeds from exercise of stock options	88,782	79,587
Excess tax benefits from stock-based compensation payment arrangements	29,569	18,853
Payments to shareholders of non-controlling interests	(3,620)	(4,371)
Purchase and retirement of treasury stock	(400,801)	(296,975)
Dividend payments	(101,924)	(33,472)

Net cash provided by (used in) financing activities	92,206	(75,331)

Effect of exchange rate changes on cash and cash equivalents	(16,562)	6,377

Net change in cash and cash equivalents	(13,839)	198,516
Cash and cash equivalents balance, beginning of period	886,838	690,850

Cash and cash equivalents balance, end of period	$872,999	$889,366

Cash paid for:
Interest	$51,671	$42,840
Income taxes	160,948	126,744

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, the related condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flow for the nine months ended September 30, 2014 and 2013 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”).

The Company affected a two-for-one stock split in the form of a stock dividend, payable to stockholders of record as of October 2, 2014, which was paid on October 9, 2014.  The share and per share information included herein has been retroactively restated to reflect the effect of the stock split for all periods presented.

Note 2—New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption not permitted.  The amendments may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating ASU 2014-09.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter.  The Company is currently evaluating ASU 2014-15 and does not anticipate a material impact on its consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	September 30, 2014	December 31, 2013
Raw materials and supplies	$304,724	$261,867
Work in process	286,630	265,196
Finished goods	256,718	265,581
	$848,072	$792,644

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

The segment results for the three months ended September 30, 2014 and 2013 are as follows:

	Interconnect Products and Assemblies		Cable Products and Solutions		Total
	2014	2013	2014	2013	2014	2013
Net sales:
-External	$1,268,639	$1,063,179	$90,103	$89,883	$1,358,742	$1,153,062
-Inter-segment	2,171	1,309	1,289	5,308	3,460	6,617
Segment operating income	279,795	233,435	11,290	12,389	291,085	245,824

The segment results for the nine months ended September 30, 2014 and 2013 are as follows:

	Interconnect Products and Assemblies		Cable Products		Total
	2014	2013	2014	2013	2014	2013
Net sales
-External	$3,650,075	$3,104,856	$268,913	$264,078	$3,918,988	$3,368,934
-Inter-segment	4,855	4,064	13,006	15,118	17,861	19,182
Segment operating income	786,820	676,818	33,562	36,432	820,382	713,250

A reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2014 and 2013 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Segment operating income	$291,085	$245,824	$820,382	$713,250
Interest expense	(21,089)	(16,048)	(60,241)	(47,126)
Interest income	5,383	4,142	14,553	10,628
Stock-based compensation expense	(10,133)	(9,413)	(29,382)	(26,584)
Acquisition-related expenses	(2,547)	(2,537)	(4,567)	(2,537)
Other costs, net	(11,221)	(9,908)	(32,116)	(29,861)
Income before income taxes	$251,478	$212,060	$708,629	$617,770

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the nine months ended September 30, 2014 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2013	316	$316	$489,768	$2,424,376	$(54,951)	$—	$20,563	$2,880,072
Net income				515,622			4,757	520,379
Other comprehensive income					(42,143)		(192)	(42,335)
Payments to shareholders of noncontrolling interests							(3,620)	(3,620)
Purchase of noncontrolling interest							(8)	(8)
Purchase of treasury stock						(400,801)		(400,801)
Retirement of treasury stock	(8)	(8)		(400,793)		400,801		—
Stock options exercised, including tax benefit	4	4	116,511					116,515
Dividends declared				(101,924)				(101,924)
Stock-based compensation expense			29,382					29,382
Balance as of September 30, 2014	312	$312	$635,661	$2,437,281	$(97,094)	$—	$21,500	$2,997,660

A rollforward of consolidated changes in equity for the nine months ended September 30, 2013 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2012	320	$320	$336,523	$2,210,120	$(117,004)	$—	$12,223	$2,442,182
Net income				467,793			2,077	469,870
Other comprehensive income					(3,970)		292	(3,678)
Payments to shareholders of noncontrolling interest							(4,371)	(4,371)
Purchase of noncontrolling interest			662		288		(950)	—
Purchase of treasury stock						(296,975)		(296,975)
Retirement of treasury stock	(8)	(8)		(296,967)		296,975		—
Stock options exercised, including tax benefit	4	4	98,005					98,009
Dividends declared				(65,101)				(65,101)
Stock-based compensation expense			26,584					26,584
Balance as of September 30, 2013	316	$316	$461,774	$2,315,845	$(120,686)	$—	$9,271	$2,666,520

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares issuable upon the exercise of outstanding stock options.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months September 30,
	2014	2013	2014	2013
Net income attributable to Amphenol Corporation shareholders	$182,207	$160,798	$515,622	$467,793
Basic weighted average common shares outstanding	313,284,242	317,331,040	314,183,699	318,731,280
Effect of dilutive stock options	7,352,163	6,254,532	7,334,337	6,222,788
Diluted weighted average common shares outstanding	320,636,405	323,585,572	321,518,036	324,954,068
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.58	$0.51	$1.64	$1.47
Diluted	$0.57	$0.50	$1.60	$1.44

Excluded from the computations above were anti-dilutive stock options of 6,169,900 and 5,525,800 for the three months ended September 30, 2014 and 2013, respectively, and 4,695,200 and 3,218,984 for the nine months ended September 30, 2014 and 2013, respectively.

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

Note 8—Stock-Based Compensation

In May 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors and was amended in May 2014 to increase the number of shares of common stock reserved for issuance from 32,000,000 shares to 58,000,000 shares.  As of September 30, 2014, there were 24,788,660 shares of common stock available for the granting of additional stock options under the 2009 Employee Option Plan.  Options granted under the 2000 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of September 30, 2014, there were 140,000 shares of common stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options granted under the 2004 Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.

In May 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of September 30, 2014, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 171,922.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended September 30, 2014, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $10,133 and $7,512, respectively, and those reductions were $29,382 and $21,649, respectively, for the nine months ended September 30, 2014.  For the three months ended September 30, 2013, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $9,413 and $6,940, respectively, and these reductions were $26,584 and

$19,432, respectively, for the nine months ended September 30, 2013. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock Options

Stock option activity for the three and nine months ended September 30, 2014, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	26,844,452	$25.90	7.08	$501,706
Options granted	65,000	44.57
Options exercised	(629,932)	20.21
Options forfeited	(102,920)	29.90
Options outstanding at March 31, 2014	26,176,600	$26.07	6.89	$517,164
Options granted	6,047,000	47.72
Options exercised	(2,257,950)	19.90
Options forfeited	(99,120)	32.61
Options outstanding at June 30, 2014	29,866,530	$30.90	7.46	$515,908
Options granted	108,000	48.77
Options exercised	(1,483,440)	20.47
Options forfeited	(94,320)	36.39
Options outstanding at September 30, 2014	28,396,770	$31.49	7.32	$523,618
Vested and non-vested options expected to vest at September 30, 2014	25,649,402	$31.10	7.23	$483,163
Exercisable options at September 30, 2014	11,775,650	$23.11	5.74	$315,886

A summary of the status of the Company’s non-vested options as of September 30, 2014 and changes during the three and nine months then ended, is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2014	16,033,842	$7.39
Options granted	65,000	10.62
Options vested	(14,000)	8.49
Options forfeited	(102,920)	7.41
Non-vested options at March 31, 2014	15,981,922	$7.40
Options granted	6,047,000	8.62
Options vested	(5,296,022)	6.98
Options forfeited	(99,120)	7.66
Non-vested options at June 30, 2014	16,633,780	$7.97
Options granted	108,000	8.85
Options vested	(26,340)	8.33
Options forfeited	(94,320)	8.00
Non-vested options at September 30, 2014	16,621,120	$7.98

During the three and nine months ended September 30, 2014 and 2013, the following activity occurred under the Company’s option plans:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total intrinsic value of stock options exercised	$45,458	$16,456	$123,911	$91,091
Total fair value of stock options vested	219	49	37,277	33,830

As of September 30, 2014, the total compensation cost related to non-vested options not yet recognized is approximately $104,618 with a weighted average expected amortization period of 3.59 years.

Restricted Shares

Prior to the third quarter of 2013, the Company issued 34,090 restricted shares with a weighted-average fair value at grant date of $26.89 per share, all of which became fully vested in 2013.  In the second quarter of 2013, the Company issued 25,648 restricted shares with a weighted-average fair value at grant date of $39.00, all of which became fully vested in the second quarter of 2014.  Additionally, in the second quarter of 2014, the Company issued 18,340 restricted shares with a weighted-average fair value at grant date of $47.72.  As of September 30, 2014, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $562 with a weighted average expected amortization period of 0.65 years.

Note 9—Shareholders’ Equity

In January 2013, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20,000,000 shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the nine months ended September 30, 2014, the Company repurchased 8,527,884 shares of its common stock for $400,801.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through October 31, 2014, the Company has repurchased an additional 2,900,726 shares of its common stock for $138,595.  At October 31, 2014, the Company had repurchased all shares authorized under the 2013 Stock Repurchase Program.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock.  In July 2013, the Board of Directors approved an increase in the quarterly dividend rate from $0.0525 to $0.10 per share effective with the third quarter 2013 dividend and in July 2014, approved a further increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend.  For the nine months ended September 30, 2014, the Company paid and declared dividends in the amount of $101,924.   For the nine months ended September 30, 2013, the Company paid dividends in the amount $33,472 and declared dividends in the amount $65,101.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations, of the Company’s net cost for pension benefits of the Plans and other postretirement benefits for the three and nine months ended September 30, 2014 and 2013.

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,
	2014	2013	2014	2013
Service cost	$2,036	$2,103	$28	$40
Interest cost	6,005	5,117	123	127
Expected return on plan assets	(7,117)	(6,071)	—	—
Amortization of transition obligation	(25)	(27)	—	—
Amortization of prior service cost	673	485	—	—
Amortization of net actuarial losses	4,010	5,901	104	193
Net pension expense	$5,582	$7,508	$255	$360

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$6,131	$6,318	$83	$120
Interest cost	18,057	15,431	368	382
Expected return on plan assets	(21,372)	(18,346)	—	—
Amortization of transition obligation	(74)	(81)	—	—
Amortization of prior service cost	2,019	1,465	—	—
Amortization of net actuarial losses	12,045	17,703	314	578
Net pension expense	$16,806	$22,490	$765	$1,080

For the three and nine months ended September 30, 2014, the Company made cash contributions to the U.S. Plans of approximately $11,200 and $15,200, respectively, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2014 of approximately $20,000, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the assets of the Plans.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the nine months ended September 30, 2014 and 2013, the total matching contributions to these U.S. defined contribution plans were approximately $2,700 and $2,200, respectively.

Note 11—Goodwill and Other Intangible Assets

As of September 30, 2014, the Company has goodwill totaling $2,592,075 of which $2,468,382 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products and Solutions segment.  For the nine months ended September 30, 2014, goodwill increased by $302,990, primarily as a result of an acquisition in the Interconnect Products and Assemblies segment during the third quarter of 2014.   The Company is in the process of completing its analysis of fair value of the assets acquired related to its recent acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

Other than goodwill and indefinite-lived trade name intangible assets with a value of approximately $49,300, the Company’s intangible assets are subject to amortization.  A summary of the Company’s amortizable intangible assets as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$273,500	$85,300	$202,300	$69,800
Proprietary technology	53,600	25,400	52,300	22,400
License agreements	6,000	6,000	6,000	6,000
Trade names and other	18,300	11,100	11,400	8,900
Total	$351,400	$127,800	$272,000	$107,100

Customer relationships, proprietary technology, license agreements and trade names and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 15 years, respectively, for an aggregate weighted average useful life of approximately 10 years.

Intangible assets are included in Goodwill and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended September 30, 2014 and 2013 was approximately $6,200 and $5,000, respectively.  The amortization expense for the nine months ended September 30, 2014 and 2013 was approximately $20,700 and $15,000, respectively.  As of September 30, 2014, amortization expense estimated for each of the next five fiscal years is approximately $35,500 in 2014, $30,700 in 2015, $29,800 in 2016, $29,600 in 2017, and $25,500 in 2018.

Note 12—Debt

The Company’s debt consists of the following:

	September 30, 2014		December 31, 2013
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
4.75% Senior Notes due November 2014 (1)	$599,981	$602,880	$599,813	$621,000
1.55% Senior Notes due September 2017 (1)	374,625	374,475	—	—
2.55% Senior Notes due January 2019 (1)	749,001	754,800	—	—
3.125% Senior Notes due September 2021 (1)	374,673	373,763	—	—
4.00% Senior Notes due February 2022 (1)	499,067	525,250	498,973	491,000
Revolving Credit Facility	21,800	21,800	927,300	927,300
Credit Agreement	—	—	100,000	100,000
Notes payable to foreign banks and other debt	4,834	4,834	6,788	6,788
Total debt	2,623,981	2,657,802	2,132,874	2,146,088
Less short-term debt	(600,803)	(603,702)	(701,437)	(722,624)
Long-term debt	$2,023,178	$2,054,100	$1,431,437	$1,423,464

(1)         The Senior Notes are unsecured and rank equally in the right of payment with the Company’s other unsecured indebtedness.

The fair value of the Senior Notes were based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy.  The carrying value of borrowings under the Company’s Revolving Credit Facility, Credit Agreement and other notes payable approximated their fair value at September 30, 2014 due to their relative short-term maturities and market interest rates and are therefore classified as Level 2 in the fair value hierarchy

The Company has a $1,500,000 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018 and the ability to borrow at a spread over LIBOR.  At September 30, 2014, borrowings and availability under the Revolving Credit Facility were $21,800 and $1,478,200, respectively.  The Company has a $200,000 uncommitted and unsecured credit facility (the “Credit Agreement”) with the ability to borrow at a spread over LIBOR, which is renewable annually.  On May 30, 2014, the Company amended and restated the Credit Agreement to increase the borrowing capacity by $100,000 to $200,000.

In September 2014, the Company issued $375,000 principal amount of unsecured 1.55% Senior Notes due November 2017 at 99.898% of their face value (the “1.55% Senior Notes”) and $375,000 principal amount of unsecured 3.125% Senior Notes due September 2021 at 99.912% of their face value (the “3.125% Senior Notes” and together with the 1.55% Senior Notes, “the Notes”).  Interest on each series of Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2015.  The Company may, at its option, redeem some or all of the Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of the repurchase.  The Company intends to use all of the net proceeds to repay the outstanding $600,000 4.75% Senior Notes due in November 2014 and for general corporate purposes.  Prior to November 2014, the Company used the net proceeds to repay amounts outstanding under its Revolving Credit Facility and Credit Agreement.

In September 2014, the Company entered into a commercial paper program (the “Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “Commercial Paper Notes”) in one or more private placements.   Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate principal amount of the Commercial Paper Notes outstanding under the Program not to exceed $1,500,000 at any time.   At the Company’s option, amounts undrawn under the Company’s Revolving Credit Facility are available to repay the Commercial Paper Notes.  The maturities of the Commercial Paper Notes will vary, but may not exceed 397 days from the date of issue.  The Commercial Paper Notes will be sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis.  At September 30, 2014, there were no outstanding borrowings under the Program.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments.  Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets.  The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value.  The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at September 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements at September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$371,618	$371,618	$—	$—
Forward contracts	20,100	—	20,100	—
Total	$391,718	$371,618	$20,100	$—

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$305,324	$305,324	$—	$—
Forward contracts	(2,169)	—	(2,169)	—
Total	$303,155	$305,324	$(2,169)	$—

The amount recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the nine month periods ended September 30, 2014 and 2013 was not material.

Note 14—Income Taxes

The provision for income taxes for the third quarter and the first nine months of 2014 was at an effective rate of 26.8% and 26.6%, respectively.  Excluding the net impact of acquisition-related expenses, the effective tax rate in the third quarter and the first nine months of 2014 was 26.5%.   The provision for income taxes for the third quarter and the first nine months of 2013 was at an effective rate of 23.9%.  The lower effective rate in the third quarter and first nine months of 2013 included a tax benefit of $3,645 resulting primarily from the completion of prior audits as well as a first quarter tax benefit of $11,300 resulting from the delay by the U.S. government in the reinstatement of certain federal income tax provisions for the year 2012 within the American Taxpayer Relief Act relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Excluding the effect of these benefits as well as the net impact of acquisition-related expenses, the effective tax rate in the third quarter and the first nine months of 2013 was 25.5% and 26.3%, respectively.

The Company is present in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2011 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2014, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $18,469, the majority of which is included in accrued pension benefit obligations and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $2,536.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

Net sales were $1,358.7 in the third quarter of 2014 compared to $1,153.1 in the prior year quarter, an increase of 18% in both U.S. dollars and in local currencies and 11% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Net sales for the first nine months of 2014 were $3,919.0 compared to $3,368.9 in the same period in 2013, an increase of 16% in both U.S. dollars and in local currencies and 8% organically over the prior year period.  Sales in the Interconnect Products and Assemblies segment (approximately 93% of sales) increased 19% in both U.S. dollars and in local currencies in the third quarter of 2014 compared to the same period in 2013 ($1,268.6 in 2014 versus $1,063.2 in 2013) and 18% in U.S. dollars and 17% in local currencies in the first nine months of 2014 compared to the same period in 2013 ($3,650.0 in 2014 versus $3,104.9 in 2013).  The sales growth was driven by increases in mobile networks, automotive, industrial, commercial aerospace, and mobile devices markets with contributions from both organic growth and the Company’s acquisition program, partially offset by decreases in sales to the military aerospace and information technology and data communications equipment markets.  Sales in the Cable Products and Solutions segment (approximately 7% of sales) were flat in U.S. dollars and down 1% in local currencies in the third quarter of 2014 compared to the same period in 2013 ($90.1 in 2014 versus $89.9 in 2013) and increased 2% in both U.S. dollars and in local currencies in the first nine months of 2014 compared to the same period in 2013 ($268.9 in 2014 versus $264.1 in 2013).  Cable Products and Solutions sales are primarily in the broadband communications market.

Geographically, sales in the United States in the third quarter and first nine months of 2014 increased approximately 20% and 15%, respectively, compared to the same period in 2013 ($434.3 and $1,231.0, respectively, in 2014 versus $363.5 and $1,072.3, respectively, in 2013).  International sales for both the third quarter and first nine months of 2014 increased approximately 17% in both U.S. dollars and in local currencies, compared to the same period in 2013 ($924.3 and $2,688.0, respectively, in 2014 versus $789.6 and $2,296.7, respectively, in 2013). The comparatively weaker U.S. dollar for the third quarter and first nine months of 2014 had the effect of increasing sales by approximately $2.0 and $19.1, respectively, compared to foreign currency translation rates for the same periods in 2013.

Operating income was $267.8 or 19.7% of net sales and $755.8 or 19.3% of net sales for the third quarter and first nine months of 2014, respectively, compared to $224.5 or 19.5% of net sales and $655.5 or 19.5% of net sales for the third quarter and first nine months of 2013, respectively.  Operating income for the three and nine months ended September 30, 2014 is net of $2.5 and $4.5, respectively, of acquisition-related expenses, including $2.0 incurred in the first quarter of 2014 related to the amortization of the value associated with acquired backlog relating to a 2013 acquisition as well as $2.5 incurred in the third quarter of 2014 for transaction costs related to a 2014 acquisition (separately presented in the Consolidated Statements of Income).  For the three and nine months ended September 30, 2014, these expenses had an impact on net income of $2.5 ($0.01 per share) and $3.8 ($0.02 per share), respectively.  Operating income for both the three and nine months ended September 30, 2013 is net of $2.5 of acquisition-related expenses, which had an impact on net income of $2.1 ($0.01 per share).

The gross profit margin percentage was approximately 31.8% and 31.6% for the third quarter of 2014 and 2013, respectively, and 31.6% and 31.5% for the first nine months of 2014 and 2013, respectively.

Operating income of the Interconnect Products and Assemblies segment for the third quarter and first nine months of 2014 was $279.8, or 22.1% of net sales, and $786.8, or 21.6% of net sales, respectively, compared to $233.4, or 22.0% of net sales and $676.8, or 21.8% of net sales, respectively in 2013.  The increase in operating income margins for the Interconnect Products and Assemblies segment for the third quarter of 2014 reflects the positive impact of higher volume and cost reduction actions.  The operating income margin decrease for the first nine months of 2014, compared to the same periods in 2013 is primarily due to the impact of the inclusion in 2014 of an acquisition completed late in 2013 that has lower operating income margins than the average of the Company.  As such, its inclusion in the consolidated results of the Company lowered the consolidated operating income margin for the first nine months of 2014 compared to the 2013 period.  Operating income for the Cable Products and Solutions segment for the third quarter and first nine months of 2014 was $11.3, or 12.5% of net sales and $33.6 or 12.5% of net sales, respectively, compared to $12.4 or 13.8% of net sales and $36.4 or 13.8% of net sales, respectively, in the same periods in 2013.  The decrease in operating income margin for the Cable Products and Solutions segment for both the third quarter and first nine months of 2014 compared to the same periods in 2013 is primarily due to the impact of market pricing and product mix compared to the prior year periods.

Selling, general and administrative expenses increased to $161.3 and $476.9 or 11.9% and 12.2% of net sales for the third quarter and first nine months of 2014, respectively, compared to $136.8 and $403.5 or 11.9% and 12.0% of net sales for the same periods in 2013.  The selling, general and administrative expenses increase as a percentage of sales in the first nine months of 2014 compared to 2013 is partially due to higher selling, general and administrative expenses on a percent of net sales basis arising from the inclusion of the acquisition referred to above as compared to the average of the Company.  Administrative expenses increased approximately $33.2 in the first nine months of 2014 compared to the same periods in 2013 primarily related to the impact of acquisitions as well as increases in employee related benefits, stock-based compensation expense and amortization of acquisition related identified intangible assets and represented approximately 4.7% of net of sales in the first nine months of 2014 and 4.5% of net sales for same periods in 2013.  Research and development expenses increased $13.9 for the first nine months of 2014 compared to the same periods in 2013 primarily related to the impact of acquisitions and increases in expenses for new product development and represented approximately 2.3% of net sales for the first nine months of 2014 and 2013.  Selling and marketing expenses increased approximately $26.4 for first nine months of 2014 compared to the same periods in 2013 primarily related to the impact of acquisitions and increase in sales volume and represented approximately 5.1% of net sales for the first nine months of 2014 and 5.2% of net sales for the same periods in 2013.

Interest expense for the third quarter and first nine months of 2014 was $21.1 and $60.2, respectively, compared to $16.0 and $47.1 for the same periods in 2013.  The increases are primarily attributable to higher average debt levels related to the Company’s stock repurchase program as well as acquisition activity.

Other income, net, increased to $4.7 and $13.1 for the third quarter and first nine months of 2014, respectively, compared to $3.6 and $9.4 for the same periods in 2013, primarily related to higher interest income on higher levels of cash, cash equivalents and short-term investments.

The provision for income taxes for the third quarter and the first nine months of 2014 was at an effective rate of 26.8% and 26.6%, respectively.  Excluding the net impact of acquisition-related expenses, the effective tax rate in the third quarter and the first nine months of 2014 was 26.5%.  The provision for income taxes for the third quarter and the first nine months of 2013 was at an effective rate of 23.9%.  The lower effective rate in the third quarter and first nine months of 2013 included a tax benefit of $3.6 resulting primarily from the completion of prior audits as well as a first quarter tax benefit of $11.3 resulting from the delay by the U.S. government in the reinstatement of certain federal income tax provisions for the year 2012 within the American Taxpayer Relief Act relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Excluding the effect of these benefits as well as the net impact of acquisition-related expenses, the effective tax rate in the third quarter and the first nine months of 2013 was 25.5% and 26.3%, respectively.

The Company is present in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2011 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2014, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $18.5, the majority of which is included in accrued pension obligations and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $2.5.

Liquidity and Capital Resources

Cash flow provided by operating activities was $607.4 in the first nine months of 2014 compared to $557.7 in the same period in 2013.  The increase in cash flow provided by operating activities for the first nine months of 2014 compared to the same 2013 period is primarily due to an increase in net income.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $24.3 in the first nine months of 2014 due primarily to an increase in accounts receivable, inventory, and prepaid and other current assets of $73.4, $36.9 and $16.9, respectively, partially offset by an increase in accounts payable and accrued liabilities of $37.5, and $65.4, respectively.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $24.2 in the first nine months of 2013 due primarily to a decrease in accounts payable of $25.5, and an increase in accounts receivable and other current assets of $11.5 and $10.9, respectively, which were partially offset by an increase in accrued liabilities of $21.5.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2014.  Accounts receivable increased $91.4, or 9% to $1,092.4 primarily as a result of higher sales levels and the impact of an acquisition of $35.8, partially offset by the effect of translation resulting from exchange rate changes at September 30, 2014 compared to December 31, 2013 (“Translation”).  Days sales outstanding, excluding the impact of acquisitions, were approximately 70 days at September 30, 2014 and December 31, 2013.  Inventories increased $55.4, or 7% to $848.1 primarily as a result of higher sales activity and the impact of an acquisition of $25.4, partially offset by Translation.  Inventory days, excluding the impact of acquisitions, were approximately 80 days at September 30, 2014 and December 31, 2013.  Land and depreciable assets, net, increased $52.9 to $585.4 primarily due to net capital expenditures of $160.4, the impact of an acquisition of $18.6, partially offset by depreciation of $93.8, adjustments to the fair value related to a recent acquisition and Translation.  Goodwill and other long term assets increased $415.8 to $2,893.8 primarily as a result of a 2014 acquisition of $423.0 and fair value adjustments made from the Company’s evaluation of the fair value attributes of the assets acquired related to a recent acquisition, offset by Translation.  Accounts payable increased $49.8, or 9% to $599.8, primarily as a result of the impact of an acquisition of $23.4 and an increase in purchasing activity offset by Translation. Payable days at September 30, 2014 and December 31, 2014, excluding the impact of acquisitions, were approximately 56 days.  Accrued pension benefit obligations and other long-term liabilities increased $28.9 primarily related to an increase in deferred tax liabilities due to the impact of an acquisition.

For the first nine months of 2014, cash flow provided by operating activities of $607.4, net borrowings of $480.2, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $118.4 and cash and cash equivalents of $13.8, net of Translation were used to fund acquisitions of $468.0, purchases of treasury stock of $400.8, capital expenditures (net of disposals) of $160.4, dividend payments of $101.9, net purchases of short-term investments of $68.5, and payments to shareholders of noncontrolling interests of $3.6. Translation had the impact of decreasing cash and cash equivalents by $16.6 for the first nine months of 2014.  For the first nine months of 2013, cash flow provided by operating activities of $557.7, net borrowings under credit facilities of $161.0 and proceeds from the exercise of stock options including tax benefits of $98.4 were used to fund purchases of treasury stock of $297.0, net purchases of short-term investments of $142.6, capital expenditures (net of disposals) of $103.7, acquisitions of $44.0, dividend payments of $33.5 and payments to shareholders of noncontrolling interests of $4.4, which resulted in an increase in cash and cash equivalents of $198.5.  Translation had the impact of increasing cash and cash equivalents by $6.7 for the first nine months of 2013.

The Company has a $1,500.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018. At September 30, 2014, borrowings and availability under the Revolving Credit Facility were $21.8 and $1,478.2, respectively.  As of September 30, 2014, the interest rate on borrowings under the Revolving Credit Facility was at a spread over LIBOR.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2014, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

The Company has a $200.0 uncommitted and unsecured credit facility (the “Credit Agreement”) with the ability to borrow at a spread over LIBOR, which is renewable annually.  On May 30, 2014, the Company amended and restated the Credit Agreement to increase the borrowing capacity by $100.0 to $200.0.  At September 30, 2014, borrowings and availability under the Credit Agreement were nil and $200.0, respectively.

The carrying value of borrowings under the Company’s Revolving Credit Facility, Credit Agreement and notes payable approximated their fair value at September 30, 2014.

The Company has issued senior notes (the “Senior Notes”) as follows:

Principal Amount	Interest Rate	Maturity	Approximate Fair Value (1)
$600.0	4.75%	November 2014	$602.9
375.0	1.55	September 2017	374.5
750.0	2.55	January 2019	754.8
375.0	3.125	September 2021	373.8
500.0	4.00	February 2022	525.3

(1)         Based on recent bid prices.

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

In September 2014, the Company issued $375.0 principal amount of unsecured 1.55% Senior Notes due November 2017 at 99.898% of their face value (the “1.55% Senior Notes”) and $375.0 principal amount of unsecured 3.125% Senior Notes due September 2021 at 99.912% of their face value (the “3.125% Senior Notes” and together with the 1.55% Senior Notes “the Notes”).  Interest on each series of Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15 2015.  The Company may, at its option, redeem some or all of the Notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of the repurchase.  The Company intends to use all of the net proceeds to repay the outstanding $600.0 4.75% Senior Notes due in November 2014 and for general corporate purposes.  Prior to November 2014, the Company used the net proceeds to repay amounts outstanding under its Revolving Credit Facility and Credit Agreement.

In September 2014, the Company entered into a commercial paper program (the “Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “Commercial Paper Notes”) in one or more private placements.   Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the maximum aggregate principal amount of the Commercial Paper Notes outstanding under the Program not to exceed $1,500.0 at any time.   At the Company’s option, amounts undrawn under the Company’s Revolving Credit Facility are available to repay the Commercial Paper Notes.  The maturities of the Commercial Paper Notes will vary, but may not exceed 397 days from the date of issue.  The Commercial Paper Notes will be sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis.  At September 30, 2014, there were no outstanding borrowings under the Program.

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

The Company affected a two-for-one stock split in the form of a stock dividend, payable to stockholders of record as of October 2, 2014, which was paid on October 9, 2014.  The share and per share information included herein has been retroactively restated to reflect the effect of the stock split for all periods presented.

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the nine months ended September 30, 2014, the Company repurchased approximately 8.5 million shares of its common stock for approximately $400.8.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through October 31, 2014, the Company has repurchased an additional 2.9 million shares of its common stock for $138.6.  At October 31, 2014, the Company had repurchased all shares authorized under the 2013 Stock Repurchase Program.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock.  In July 2013, the Board of Directors approved an increase in the quarterly dividend rate from $0.0525 to $0.10 per share effective with the third quarter 2013 dividend and in July 2014, approved a further increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend.  For the nine months ended September 30, 2014, the Company paid and declared dividends in the amount of $101.9.   For the nine months ended September 30, 2013, the Company paid dividends in the amount $33.5 and declared dividends in the amount $65.1.

For the three and nine months ended September 30, 2014, the Company made cash contributions to the U.S. Plans of approximately $11.2 and $15.2, respectively, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2014 of approximately $20.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the assets of the Plans.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2013 Annual Report.   Throughout the year, the Company borrows under its Revolving Credit Facility or Credit Agreement, each which bears interest based on either the prime rate or floating LIBOR.  Therefore, when the Company borrows under either of these credit facilities, the Company is exposed to market risk related to changes in interest rates.  As of September 30, 2014, there were no LIBOR-based borrowings outstanding under the Revolving Credit Facility or Credit Agreement. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2014, although there can be no assurances that interest rates will not change significantly.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2013, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 20 million shares of its common stock during the two year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). The price and timing of any such purchases under the 2013 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the nine months ended September 30, 2014, the Company repurchased approximately 8.5 million shares of its common stock for approximately $400.8 million.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through October 31, 2014, the Company has repurchased an additional 2.9 million shares of its common stock for $138.6 million.  At October 31, 2014, the Company had repurchased all shares authorized under the 2013 Stock Repurchase Program.  The table below reflects the Company’s stock repurchases for the nine months ended September 30, 2014 (split-adjusted):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2014	1,386,000	$43.07	1,386,000	10,042,610
February 1 to February 29, 2014	1,418,778	42.77	1,418,778	8,623,832
March 1 to March 31, 2014	17,188	43.88	17,188	8,606,644
April 1 to April 30, 2014	—	—	—	8,606,644
May 1 to May 31, 2014	2,455,228	47.61	2,455,228	6,151,416
June 1 to June 30, 2014	254,400	47.70	254,400	5,897,016
July 1 to July 31, 2014	47,800	48.14	47,800	5,849,216
August 1 to August 31, 2014	1,348,490	48.55	1,348,490	4,500,726
September 1 to September 30, 2014	1,600,000	51.80	1,600,000	2,900,726
Total	8,527,884	$47.00	8,527,884	2,900,726

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1	Amphenol Corporation, Third Amended and Restated By-Laws dated April 25, 2014 (filed as Exhibit 99.1 to the Form 8-K on April 28, 2014).*
3.2	Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
3.4	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 24, 2012 (filed as Exhibit 3.2 to the June 30, 2012 10-Q).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated November 5, 2009, establishing the 4.75% Senior Notes due 2014 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 5, 2009).*
4.3	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
4.4	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes Pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed January 30, 2014)*
4.5

Officer’s Certificate, dated September 12, 2014, establishing both the 1.550% Senior Notes due 2017 and the 3.125% Senior Notes due 2021 pursuant to the Indenture (filed as Exhibit 4.2 to Form 8-K filed on September 12, 2014).*

10.1	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.2	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (field as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.3	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.4	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.5	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.6	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.7	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.8	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated May 23, 2012 (filed as Exhibit 10.18 to the June 30, 2012 10-Q).*
10.9	Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated August 14, 2012 (filed as Exhibit 10.19 to the September 30, 2012 10-Q).*
10.10

Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated December 19, 2012 (filed as Exhibit 10.18 to the December 31, 2012 10-K). *

10.11	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated April 24, 2013 (filed as Exhibit 10.19 to the March 31, 2013 10-Q).*
10.12	Fifth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 dated December 11, 2013 (filed as Exhibit 10.19 to the December 31, 2013 10-K).*
10.13	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.14	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.15	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.16	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.17	2014 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.28 to the December 31, 2013 10-K).*
10.18	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
10.19

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.20

First Amendment to Credit Agreement, dated as of June 30, 2011, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as

Exhibit 10.38 to the June 30, 2011 10-Q).*
10.21	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.22

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.23	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.24	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011 (filed as Exhibit 10.32 to the December 31, 2011 10-K).*
10.25

First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012 (filed as Exhibit 10.36 to the June 30, 2012 10-Q).*

10.26

Third Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated April 10, 2012 (filed as Exhibit 10.37 to the June 30, 2012 10-Q).*

10.27

Third Amendment to The Amphenol Corporation Profit Sharing/401(K) Plan Adoption Agreement as amended and restated effective October 1, 2013, dated September 20, 2013 (filed as Exhibit 10.40 to the December 31, 2013 10-K)*

10.28	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.29	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
10.30

Third Amendment to Credit Agreement, dated as of July 1, 2013, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 8, 2013).*

10.31

Credit Agreement, dated October 7, 2013, among the Company, certain subsidiaries of the Company and Sovereign Bank, N.A. with an effective date of October 18, 2013 (filed as Exhibit 10.1 to the Form 8-K filed on October 21, 2013).*

10.32	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K on May 23, 2014).*
10.33	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K on May 23, 2014).*
10.34

Amended and Restated Credit Agreement, dated May 30, 2014, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Santander Bank, N.A. (filed as Exhibit 10.1 to the Form 8-K filed on June 4, 2014).*

10.35

Commercial paper program form of Dealer Agreement dated as of August 29, 2014 between the Company, Citibank Global Markets and JP Morgan Securities LLC (filed as Exhibit 10.1 to the form 8-K filed on September 5, 2014).*

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

Date: November 5, 2014