Form 10-Q
period 2015-03-31
AMPHENOL CORP /DE/
filed 2015-05-08
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the total number of shares outstanding of Class A Common Stock was 308,921,730

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$969.9	$968.9
Short-term investments	381.2	360.7
Total cash, cash equivalents and short-term investments	1,351.1	1,329.6
Accounts receivable, less allowance for doubtful accounts of $21.2 and $20.2, respectively	1,091.8	1,123.7
Inventories	871.4	865.6
Other current assets	219.5	185.2

Total current assets	3,533.8	3,504.1

Land and depreciable assets, less accumulated depreciation of $853.9 and $849.6, respectively	589.5	590.7
Goodwill	2,594.5	2,616.7
Intangibles and other long-term assets	307.8	315.5

	$7,025.6	$7,027.0

Liabilities & Equity
Current Liabilities:
Accounts payable	$582.9	$618.4
Accrued salaries, wages and employee benefits	99.0	109.9
Accrued income taxes	98.9	90.8
Accrued dividends	—	38.7
Other accrued expenses	143.3	186.2
Current portion of long-term debt	1.6	1.6

Total current liabilities	925.7	1,045.6

Long-term debt, less current portion	2,757.0	2,672.3
Accrued pension benefit obligations and other long-term liabilities	363.7	371.2
Equity:
Common stock	0.3	0.3
Additional paid-in capital	688.8	659.4
Retained earnings	2,532.3	2,453.5
Accumulated other comprehensive loss	(271.5)	(205.8)

Total shareholders’ equity attributable to Amphenol Corporation	2,949.9	2,907.4

Noncontrolling interests	29.3	30.5
Total equity	2,979.2	2,937.9

	$7,025.6	$7,027.0

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$1,327.1	$1,246.1
Cost of sales	902.5	857.2
Gross profit	424.6	388.9
Acquisition-related expenses	—	2.0
Selling, general and administrative expense	164.4	154.8
Operating income	260.2	232.1

Interest expense	(17.0)	(19.1)
Other income, net	4.1	4.1
Income before income taxes	247.3	217.1
Provision for income taxes	(65.5)	(57.3)
Net income	181.8	159.8
Less: Net income attributable to noncontrolling interests	(2.0)	(1.3)

Net income attributable to Amphenol Corporation	$179.8	$158.5

Net income per common share - Basic	$0.58	$0.50

Weighted average common shares outstanding - Basic	310,046,534	315,056,964

Net income per common share - Diluted	$0.57	$0.49

Weighted average common shares outstanding - Diluted	317,985,645	322,354,312

Dividends declared per common share	$0.125	$0.10

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2015	2014

Net income	$181.8	$159.8
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(67.9)	(15.3)
Unrealized gain on cash flow hedges	0.6	0.3
Defined benefit plan adjustment	1.6	—
Total other comprehensive loss, net of tax	(65.7)	(15.0)

Total comprehensive income	116.1	144.8

Less: Comprehensive income attributable to noncontrolling interests	(2.0)	(0.9)

Comprehensive income attributable to Amphenol Corporation	$114.1	$143.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2015	2014
Cash from operating activities:
Net income	$181.8	$159.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40.1	39.9
Stock-based compensation expense	10.1	9.3
Excess tax benefits from stock-based compensation payment arrangements	(3.6)	(2.7)
Net change in components of working capital	(40.1)	(10.2)
Net change in other long-term assets and liabilities	—	6.6

Net cash provided by operating activities	188.3	202.7

Cash from investing activities:
Purchases of land and depreciable assets	(40.0)	(54.2)
Proceeds from disposals of land and depreciable assets	0.3	0.5
Purchases of short-term investments	(104.5)	(120.7)
Sales and maturities of short-term investments	84.0	145.0
Acquisitions, net of cash acquired	(76.1)	(9.0)

Net cash used in investing activities	(136.3)	(38.4)

Cash from financing activities:
Proceeds from issuance of senior notes	—	748.8
Long-term borrowings under credit facilities	1,811.5	142.8
Repayments of long-term debt	(1,725.9)	(801.1)
Payments of costs related to debt financing	—	(5.7)
Proceeds from exercise of stock options	16.0	13.7
Excess tax benefits from stock-based compensation payment arrangements	3.6	2.7
Payments to shareholders of noncontrolling interests	(3.2)	(1.1)
Purchase and retirement of treasury stock	(62.2)	(121.1)
Dividend payments	(77.5)	—

Net cash used in financing activities	(37.7)	(21.0)

Effect of exchange rate changes on cash and cash equivalents	(13.3)	(6.8)

Net change in cash and cash equivalents	1.0	136.5
Cash and cash equivalents balance, beginning of period	968.9	886.8

Cash and cash equivalents balance, end of period	$969.9	$1,023.3

Cash paid for:
Interest	$30.2	$13.3
Income taxes	51.9	48.8

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in millions, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 and the related condensed consolidated statements of income, comprehensive income and cash flow for the three months ended March 31, 2015 and 2014 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”).

The Company effected a two-for-one stock split in the form of a stock dividend, payable to stockholders of record as of October 2, 2014, which was paid on October 9, 2014.  The share and per share information included herein has been retroactively restated to reflect the effect of the stock split for all periods presented.

Note 2—New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption not permitted.  The amendments may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application.  The Company is currently evaluating ASU 2014-09 and does not anticipate a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs shall be reported as interest expense.  ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied retrospectively.  The Company has evaluated ASU 2015-03 and believes it will not have a material impact on its consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	March 31, 2015	December 31, 2014
Raw materials and supplies	$299.4	$299.4
Work in process	295.4	282.8
Finished goods	276.6	283.4
	$871.4	$865.6

Note 4—Reportable Business Segments

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Company aggregates its operating segments into reportable segments based upon similar economic characteristics and business groupings of products, services and customers. The Interconnect Product and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-added products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.  The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-added products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.  The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 of the notes to the consolidated financial statements in the Company’s 2014 Annual Report.  The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

The segment results for the three months ended March 31, 2015 and 2014 are as follows:

	Interconnect Products and Assemblies		Cable Products and Solutions		Total
	Three months ended March 31,
	2015	2014	2015	2014	2015	2014
Net sales:
-external	$1,242.7	$1,159.1	$84.4	$87.0	$1,327.1	$1,246.1
-intersegment	2.3	1.1	5.1	5.3	7.4	6.4
Segment operating income	271.0	242.8	10.2	10.6	281.2	253.4

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Three months ended March 31,
	2015	2014
Segment operating income	$281.2	$253.4
Interest expense	(17.0)	(19.1)
Interest income	4.5	4.4
Stock-based compensation expense	(10.1)	(9.3)
Acquisition-related expenses	—	(2.0)
Other costs, net	(11.3)	(10.3)
Income before income taxes	$247.3	$217.1

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the three months ended March 31, 2015 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2014	309.8	$0.3	$659.4	$2,453.5	$(205.8)	$—	$30.5	$2,937.9
Net income				179.8			2.0	181.8
Other comprehensive income					(65.7)		—	(65.7)
Payments to shareholders of noncontrolling interests							(3.2)	(3.2)
Purchase of treasury stock						(62.2)		(62.2)
Retirement of treasury stock	(1.1)			(62.2)		62.2		—
Stock options exercised, including tax benefit	0.7		19.3					19.3
Dividends declared				(38.8)				(38.8)
Stock-based compensation expense			10.1					10.1
Balance as of March 31, 2015	309.4	$0.3	$688.8	$2,532.3	$(271.5)	$—	$29.3	$2,979.2

A rollforward of consolidated changes in equity for the three months ended March 31, 2014 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2013	316.4	$0.3	$489.8	$2,424.4	$(55.0)	$—	$20.6	$2,880.1
Net income				158.5			1.3	159.8
Other comprehensive income					(14.6)		(0.4)	(15.0)
Payments to shareholders of noncontrolling interests							(1.1)	(1.1)
Purchase of treasury stock						(121.1)		(121.1)
Retirement of treasury stock	(2.8)			(121.1)		121.1		—
Stock options exercised, including tax benefit	0.7		15.3					15.3
Dividends declared				(31.4)				(31.4)
Stock-based compensation expense			9.3					9.3
Balance as of March 31, 2014	314.3	$0.3	$514.4	$2,430.4	$(69.6)	$—	$20.4	$2,895.9

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares outstanding, which relates to stock options.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Net income attributable to Amphenol Corporation shareholders	$179.8	$158.5
Basic weighted average common shares outstanding	310,046,534	315,056,964
Effect of dilutive stock options	7,939,111	7,297,348
Diluted weighted average common shares outstanding	317,985,645	322,354,312
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.58	$0.50
Diluted	$0.57	$0.49

Excluded from the computations above were anti-dilutive stock options of 3,146,450 and 5,529,266 for the three months ended March 31, 2015 and 2014, respectively.

Note 7—Commitments and Contingencies

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

Note 8—Stock-Based Compensation

Stock Options

In 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company also continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors and was amended in May 2014 to increase the number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance from 32,000,000 shares to 58,000,000 shares.  As of March 31, 2015, there were 24,979,260 shares of Common Stock available for the granting of additional stock options under the 2009 Employee Option Plan.  Options granted under the 2000 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of March 31, 2015, there were 140,000 shares of Common Stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options granted under the 2004 Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three months ended March 31, 2015 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	27,787,920	$31.60	7.09	$617.2
Options granted	92,000
Options exercised	(742,280)
Options forfeited	(92,680)
Options outstanding at March 31, 2015	27,044,960	31.95	6.91	729.7
Vested and non-vested options expected to vest at March 31, 2015	24,835,981	$31.54	6.83	$680.2
Exercisable options at March 31, 2015	10,632,080	$23.32	5.32	$378.6

A summary of the status of the Company’s non-vested options as of March 31, 2015 and changes during the three months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2015	16,440,560	$7.98
Options granted	92,000	10.30
Options vested	(27,000)	9.51
Options forfeited	(92,680)	7.94
Non-vested options at March 31, 2015	16,412,880	7.99

During the three months ended March 31, 2015 and 2014, the following activity occurred under the Company’s option plans:

	Three months ended March 31,
	2015	2014
Total intrinsic value of stock options exercised	$25.9	$15.6
Total fair value of stock options vested	0.3	0.1

As of March 31, 2015, the total compensation cost related to non-vested options not yet recognized is approximately $87.4 with a weighted average expected amortization period of 3.26 years.

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of March 31, 2015, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 171,230.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of Common Stock without payment.

Restricted share activity for the three months ended March 31, 2015 was as follows:

	Restricted Shares	Fair Value at Grant Date	Weighted Average Remaining Amortization Term (in years)
Restricted shares outstanding at January 1, 2015	18,340	$47.72	0.39
Restricted shares granted	692	54.96
Restricted shares outstanding at March 31, 2015	19,032	47.98	0.15

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended March 31, 2015, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $10.1 and $7.6, respectively.  For the three months ended March 31, 2014, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $9.3 and $6.8, respectively. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Note 9—Shareholders’ Equity

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  The price and timing of any such purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three months ended March 31, 2015, the Company repurchased 1.1 million shares of Common Stock for $62.2.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through April 30, 2015, the Company has repurchased an additional 0.6 million shares of Common Stock for $34.8.  At April 30, 2015, approximately 8.3 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of Common Stock.  In the third quarter of 2014, the Board of Directors approved an increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend.  For the three months ended March 31, 2015, the Company paid dividends of $77.5, which included declared dividends in the amount of $38.8 paid in March 2015.  For the three months ended March 31, 2014, the Company did not pay any dividends and declared dividends in the amount of $31.4 which were paid in April 2014.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three months ended March 31, 2015 and 2014.

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,
	2015	2014	2015	2014
Service cost	$2.3	$2.0	$—	$—
Interest cost	5.8	6.0	0.1	0.1
Expected return on plan assets	(7.3)	(7.1)	—	—
Amortization of prior service cost	0.6	0.7	—	—
Amortization of net actuarial losses	6.5	4.0	0.1	0.1
Net pension expense	$7.9	$5.6	$0.2	$0.2

For the three months ended March 31, 2015, the Company did not make a cash contribution to the U.S. Plans and estimates that, based on current actuarial calculations it will make aggregate cash contributions to the Plans in 2015 of approximately $22.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the three months ended March 31, 2015 and 2014, the total matching contributions to these U.S. defined contribution plans were approximately $1.2 and $0.9, respectively.

Note 11—Goodwill and Other Intangible Assets

As of March 31, 2015, the Company has goodwill totaling $2,594.5, of which $2,470.8 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products and Solutions segment.  For the three months ended March 31, 2015, goodwill decreased by $22.2, primarily as a result of a decrease of $59.8 due to the impact of translation offset in part by goodwill recognized related to an acquisition in the Interconnect Products and Assemblies segment made during the first quarter of 2015.  The Company is in the process of completing its analysis of fair value of the assets acquired related to certain 2014 and these 2015 acquisitions and anticipates that the final assessment of values of those assets will not differ materially from the preliminary assessment.

Other than goodwill and indefinite-lived trade name intangible assets with a value of approximately $52.3, the Company’s intangible assets are subject to amortization.   A summary of the Company’s amortizable intangible assets as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$302.9	$99.4	$299.8	$92.3
Proprietary technology	53.8	27.6	53.8	26.5
License agreements	6.0	6.0	6.0	6.0
Backlog and other	19.7	19.2	19.7	19.0
Total	$382.4	$152.2	$379.3	$143.8

Customer relationships, proprietary technology, license agreements, and backlog and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 2 years, respectively, for an aggregate weighted average useful life of approximately 10 years at March 31, 2015.

Intangible assets are included in Intangibles and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended March 31, 2015 and 2014 was approximately $8.4 and $8.3, respectively.  As of March 31, 2015, amortization expense estimated for each of the next five fiscal years is approximately $33.3 in 2015, $33.2 in 2016, $32.8 in 2017, $28.6 in 2018 and $24.5 in 2019.

Note 12—Debt

The Company’s debt consists of the following:

	March 31, 2015		December 31, 2014
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
$1,500.0 Revolving Credit Facility	$—	$—	$—	$—
$200.0 Credit Agreement	—	—	—	—
$1,500.0 Commercial Paper Program	753.0	753.0	671.0	671.0
1.55% Senior Notes due September 2017	374.7	375.8	374.7	373.0
2.55% Senior Notes due January 2019	749.1	762.1	749.1	754.9
3.125% Senior Notes due September 2021	374.7	382.9	374.7	375.3
4.00% Senior Notes due February 2022	499.1	529.6	499.1	524.5
Notes payable to foreign banks and other debt	8.0	8.0	5.3	5.3
Total debt	2,758.6	2,811.4	2,673.9	2,704.0
Less current portion	(1.6)	(1.6)	(1.6)	(1.6)
Total long-term debt	$2,757.0	$2,809.8	$2,672.3	$2,702.4

Credit Facilities and Commercial Paper Program

The Company has a $1,500.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018 and a $200.0 unsecured credit facility (the “Credit Agreement”) which is renewable annually.  Both of these facilities give the Company the ability to borrow at a spread over LIBOR.

The Company has a commercial paper program (the “Program”) pursuant to which it issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements.  Amounts available under the Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis.  The Program was rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The maximum aggregate principal amount of the Commercial Paper outstanding under the Program at any time is $1,500.0.  The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Revolving Credit Facility.  The carrying value of Commercial Paper borrowings approximated their fair value given that the Commercial Paper is actively traded.  As such, the Commercial Paper is classified as Level 1 in the fair value hierarchy (Note 13).  The average interest rate on the Commercial Paper as of March 31, 2015 was 0.63%.

Senior Notes

All of the Company’s outstanding senior notes, which are listed in the table above, are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the senior notes is payable semiannually. The Company may, at its option, redeem some or all of any series senior notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium. Fair values of the senior notes are based on recent bid prices in an active market and are therefore classified as Level 1 in the fair value hierarchy (Note 13).

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at March 31, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements at March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$381.2	$381.2	$—	$—
Forward contracts	50.9	—	50.9	—
Total	$432.1	$381.2	$50.9	$—

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$360.7	$360.7	$—	$—
Forward contracts	11.0	—	11.0	—
Total	$371.7	$360.7	$11.0	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amount recognized in Accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the three month periods ended March 31, 2015 and 2014 was not material.  The fair value of the forward contracts are recorded within Other current assets in the accompanying Condensed Consolidated Balance Sheets.

Note 14—Income Taxes

The provision for income taxes for the first quarter of 2015 and 2014 was at an effective rate of 26.5% and 26.4%, respectively.   Excluding the net impact of separately stated acquisition-related expenses incurred in the first quarter of 2014, the Company’s effective tax rate for the first quarter of 2015 and 2014 was 26.5%.

The Company is present in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2011 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2015, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $18.8, which is included in Accrued pension benefit obligations and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $1.0.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net sales were $1,327.1 in the first quarter of 2015 compared to $1,246.1 in the prior year quarter, an increase of 7% in U.S. dollars, 11% in local currencies and 5% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Sales in the Interconnect Products and Assemblies segment in the first quarter of 2015 (approximately 94% of sales) increased 7% in U.S. dollars and 11% in local currencies compared to the same period in 2014 ($1,242.7 in 2015 versus $1,159.1 in 2014).  The sales growth was driven by increases in the automotive, industrial, information technology and data communications equipment and mobile device markets with contributions from both organic growth and the Company’s acquisition program, partially offset by decreases in sales to the mobile networks and aerospace markets.  Sales in the Cable Products and Solutions segment in the first quarter of 2015 (approximately 6% of sales) decreased 3% in U.S. dollars and were flat in local currencies compared to the same period in 2014 ($84.5 in 2015 versus $87.0 in 2014).  Cable Products and Solutions sales are primarily in the broadband communications market.

Geographically, sales in the United States in the first quarter of 2015 increased approximately 7%, compared to the same period in 2014 ($413.7 in 2015 versus $385.5 in 2014).  International sales in the first quarter of 2015 increased approximately 6% in U.S. dollars and 12% in local currencies compared to the same period in 2014 ($913.4 in 2015 versus $860.6 in 2014). The comparatively stronger U.S. dollar for the first quarter of 2015 had the effect of decreasing sales by approximately $50.4 when compared to foreign currency translation rates for the same period in 2014.

The gross profit margin as a percentage of sales was 32.0% in the first quarter of 2015 compared to 31.2% in the first quarter of 2014.  The increase in gross profit margin as a percentage of sales relates primarily to higher gross profit margins in the Interconnect Products and Assemblies segment reflecting the benefit of higher volumes and cost reduction actions as well as the positive contribution from acquisitions.

Selling, general and administrative expenses increased to $164.4 for the first quarter of 2015 compared to $154.8 for the same period in 2014, or 12.4% of net sales for both periods.  Administrative expenses increased approximately $5.1 for the first quarter of 2015 compared to the same period in 2014 related primarily to increases in the amortization of identified intangible assets and employee-related costs primarily due to the impact of acquisitions, as well as an increase in stock-based compensation expense.  Administrative expenses represented approximately 4.8% of net sales for both the first quarter of 2015 and 2014.  Research and development expenses increased $1.2 for the first quarter of 2015 compared to the same period in 2014 and represented approximately 2.4% of net sales for both the first quarter of 2015 and 2014.  Selling and marketing expenses increased approximately $3.4 for the first quarter of 2015 compared to the same period in 2014, related to an increase in sales volume and represented 5.2% of sales for both the first quarter of 2015 and 2014, respectively.

Operating income in the first quarter of 2015 was $260.2 or 19.6% of sales.  Operating income in the first quarter of 2014 of $232.1 or 18.6% of sales is net of $2.0 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) related to the amortization of the value associated with acquired backlog relating to a 2013 acquisition.  For the three months ended March 31, 2014, these expenses had an impact on net income of $1.3, or $0.01 per share.  Excluding these expenses, operating income was $234.1 million or 18.8% of sales in the first quarter of 2014.  The increase in operating income as a percentage of sales relates primarily to an increase in operating income margins in the Interconnect Products and Assemblies segment of 80 basis points compared to the prior year quarter ($271.0 or 21.8% of sales in 2015 versus $242.8 or 21.0% of sales in 2014).  This increase in operating income margin is driven primarily by the higher gross profit margin as described above.  In addition, the operating income for the Cable Products and Solutions segment for the first quarter of 2015 decreased by approximately $0.4 and 10 basis points compared to the prior year quarter ($10.2 or 12.1% of sales in 2015 versus $10.6 or 12.2% of sales in 2014) primarily as a result of lower volumes.

Interest expense for the first quarter of 2015 was $17.0, compared to $19.1 for the same period in 2014.  The decrease is primarily attributable to the benefit of lower average borrowing rates resulting from the new commercial paper program and a new senior note issuance in the third quarter of 2014 which replaced a higher rate note maturity.  This benefit more than offset the impact of higher average debt levels which resulted from the Company’s acquisition and stock buyback programs.

Other income, net, was $4.1 for both the first quarter of 2015 and 2014, primarily related to interest income on cash, cash equivalents and short-term investments.

The provision for income taxes for the first quarter of 2015 and 2014 was at an effective rate of 26.5% and 26.4%, respectively.  Excluding the net impact of separately stated acquisition-related expenses incurred in the first quarter of 2014, the Company’s effective tax rate for the first quarter of 2015 and 2014 was 26.5%.

Liquidity and Capital Resources

Cash flow provided by operating activities was $188.3 in the first three months of 2015 compared to $202.7 in the same 2014 period.  The decrease in cash flow provided by operating activities for the first three months of 2015 compared to the same 2014 period is primarily due to a higher increase in the components of working capital partially offset by an increase in net income.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $40.1 in the first three months of 2015 due primarily to a decrease in accounts payable and other accrued expenses of $35.7 and $28.2, respectively, and an increase in inventory of $16.2, which were partially offset by a decrease in accounts receivable of $15.7 and an increase in accrued income taxes of $18.4.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $10.2 in the first three months of 2014 due primarily to a decrease in accounts payable of $63.2, which was partially offset by a decrease in accounts receivable, inventory and other current assets of $24.9, $17.9 and $11.2, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2015 as compared to December 31, 2014.  Accounts receivable decreased $31.9 to $1,091.8 primarily due to higher collections in the first quarter of 2015 and the effect of translation from exchange rate changes at March 31, 2015 compared to December 31, 2014 (“Translation”).  Days sales outstanding at March 31, 2015 and December 31, 2014 were 75 and 71 days, respectively.  Inventories increased $5.8 to $871.4 primarily to support expected future revenue requirements, offset by Translation.  Inventory days at March 31, 2015 and December 31, 2014 were 87 and 79 days, respectively.  Other current assets increased $34.3 to $219.5 primarily due to increases in the fair value of outstanding forward contracts.  Land and depreciable assets, net, decreased $1.2 to $589.5 primarily due to capital expenditures of $40.0, offset by depreciation of $30.4 and Translation.  Goodwill decreased $22.2 to $2,594.5 primarily as a result of Translation offset by goodwill recognized related to an acquisition in the Interconnect Products and Assemblies segment during the first quarter of 2015.  Accounts payable decreased $35.5 to $582.9 primarily as a result of a reduction in purchasing activity as well as Translation.  Payable days at March 31, 2015 and December 31, 2014 were 58 and 57 days, respectively.  Other accrued expenses decreased $45.7 to $341.2 primarily related to the payment of an acquisition-related purchase price liability, decreases in accrued interest and accrued salaries and payments related to incentive compensation.

For the first three months of 2015, cash flow provided by operating activities of $188.3, net borrowings of $85.6 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $19.6 were used to fund dividend payments of $77.5, acquisition-related payments of $76.1, purchases of treasury stock of $62.2, capital expenditures (net of disposals) of $39.7, net purchases of short-term investments of $20.5 and payments to shareholders of noncontrolling interests of $3.2, which resulted in an increase in cash and cash equivalents of $14.3.  Translation had the impact of decreasing cash and cash equivalents by $13.3 in the first quarter of 2015.

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths.  As a result, the Company has flexibility to meet its financial commitments.  The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity.  The Company’s debt financing includes the use of a commercial paper program, revolving credit facilities and senior notes as part of its overall cash management strategy.  The Company has a history of borrowing funds domestically and continues to have the ability to borrow funds at reasonable interest rates.  The Company has a $1,500.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018 and a $200.0 uncommitted and unsecured credit facility which is renewable annually (the “Credit Agreement”).  The interest rate on borrowings under the Revolving Credit Facility and the Credit Agreement are at a spread over LIBOR.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2015, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  There were no borrowings under the Revolving Credit Facility or Credit Agreement as of March 31, 2015.

Pursuant to the terms of the commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements (the “Commercial Paper Program”).   Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program was rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility. The maximum aggregate principal amount of the commercial paper notes that may be outstanding under the Commercial Paper Program at any time is $1,500.0 and commercial paper notes outstanding as of March 31, 2015 was $753.0.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

The Company has issued senior notes (the “Senior Notes”) as follows:

Principal Amount	Interest Rate	Maturity
$375.0	1.55%	September 2017
750.0	2.55	January 2019
375.0	3.125	September 2021
500.0	4.00	February 2022

The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium.

Refer to Note 12 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

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

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its Common Stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company generally pays a quarterly dividend on its Common Stock.  In the third quarter of 2014, the Board of Directors approved an increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend.  For the three months ended March 31, 2015, the Company paid dividends of $77.5, which included declared dividends in the amount of $38.8 paid in March 2015.  For the three months ended March 31, 2014, the Company did not pay any dividends and declared dividends in the amount of $31.4 which were paid in April 2014.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the revolving credit facilities and the Commercial Paper Program.

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  The price and timing of any such purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three months ended March 31, 2015, the Company repurchased 1.1 million shares of Common Stock for approximately $62.2 million.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through April 30, 2015, the Company has repurchased an additional 0.6 million shares of Common Stock for $34.8 million.  At April 30, 2015, approximately 8.3 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.

For the three months ended March 31, 2015, the Company did not make a cash contribution to the U.S. defined benefit pension plans and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to its defined benefit pension plans in 2015 of approximately $22.0, the majority of which is to the U.S. defined benefit pension plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

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

Safe Harbor Statement

Statements in this Form 10-Q, which are other than historical facts, are intended to be “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other related laws. While the Company believes such statements are reasonable, the actual results and effects could differ materially from those currently anticipated. Please refer to Part I, Item 1A of the Company’s 2014 Annual Report, for some factors that could cause the actual results to differ from estimates. In providing forward-looking statements, the Company is not undertaking any duty or obligation to update these statements publicly as a result of new information, future events or otherwise.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2014 Annual Report.   Throughout the year, the Company may borrow under its Revolving Credit Facility, Credit Agreement and Commercial Paper Program, each of which bears interest at or trades at rates that fluctuate with LIBOR.  Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates.  As of March 31, 2015, there were no LIBOR-based borrowings outstanding under the Revolving Credit Facility or Credit Agreement and borrowings under the Commercial Paper Program were at an average rate of 0.63%.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2015, although there can be no assurances that interest rates will not change significantly.

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

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s 2014 Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of common stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  The price and timing of any such purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three months ended March 31, 2015, the Company repurchased 1.1 million shares of its common stock for approximately $62.2 million.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through April 30, 2015, the Company has repurchased an additional 0.6 million shares of its common stock for $34.8 million.  At April 30, 2015, approximately 8.3 million additional shares of common stock may be repurchased under the 2015 Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	45,972	$53.96	45,972	9,954,028
February 1 to February 28, 2015	1,038,827	57.49	1,038,827	8,915,201
March 1 to March 31, 2015	—	—	—	8,915,201
Total	1,084,799	$57.34	1,084,799	8,915,201

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

3.1	Amphenol Corporation, Third Amended and Restated By-Laws dated April 25, 2014 (filed as Exhibit 99.1 to the Form 8-K on April 28, 2014).*
3.2	Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
3.4	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 24, 2012 (filed as Exhibit 3.2 to the June 30, 2012 10-Q).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
4.3	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes Pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed January 30, 2014)*
4.4

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

10.11	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated April 24, 2013 (filed as Exhibit 10.19 to the March 31, 2013 10-Q).*
10.12	Fifth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 dated December 11, 2013 (filed as Exhibit 10.19 to the December 31, 2013 10-K).*
10.13	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.14	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.15	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.16	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.17	2015 Amphenol Corporation Management Incentive Plan.**
10.18	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*
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

10.36	Sixth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 dated December 4, 2014 (filed as Exhibit 10.36 to the December 31, 2014 10-K).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

Date: May 8, 2015