Form 10-Q
period 2015-06-30
AMPHENOL CORP /DE/
filed 2015-08-07
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the total number of shares outstanding of Class A Common Stock was 309,147,148.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,242.8	$968.9
Short-term investments	154.4	360.7
Total cash, cash equivalents and short-term investments	1,397.2	1,329.6
Accounts receivable, less allowance for doubtful accounts of $21.1 and $20.2, respectively	1,089.5	1,123.7
Inventories	893.0	865.6
Other current assets	213.1	185.2

Total current assets	3,592.8	3,504.1

Land and depreciable assets, less accumulated depreciation of $885.0 and $849.6, respectively	609.9	590.7
Goodwill	2,709.0	2,616.7
Intangibles and other long-term assets	317.0	315.5

	$7,228.7	$7,027.0

Liabilities & Equity
Current Liabilities:
Accounts payable	$559.5	$618.4
Accrued salaries, wages and employee benefits	106.0	109.9
Accrued income taxes	79.0	90.8
Accrued dividends	38.6	38.7
Other accrued expenses	201.2	186.2
Current portion of long-term debt	0.4	1.6

Total current liabilities	984.7	1,045.6

Long-term debt, less current portion	2,759.2	2,672.3
Accrued pension benefit obligations and other long-term liabilities	382.0	371.2
Equity:
Common stock	0.3	0.3
Additional paid-in capital	729.6	659.4
Retained earnings	2,591.3	2,453.5
Accumulated other comprehensive loss	(256.1)	(205.8)

Total shareholders’ equity attributable to Amphenol Corporation	3,065.1	2,907.4

Noncontrolling interests	37.7	30.5
Total equity	3,102.8	2,937.9

	$7,228.7	$7,027.0

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,351.5	$1,314.2	$2,678.6	$2,560.2
Cost of sales	919.0	897.4	1,821.6	1,754.6
Gross profit	432.5	416.8	857.0	805.6
Acquisition-related expenses	5.7	—	5.7	2.0
Selling, general and administrative expense	166.1	161.0	330.4	315.7
Operating income	260.7	255.8	520.9	487.9

Interest expense	(17.1)	(20.1)	(34.1)	(39.2)
Other income, net	4.2	4.3	8.3	8.4
Income before income taxes	247.8	240.0	495.1	457.1
Provision for income taxes	(67.2)	(63.6)	(132.7)	(120.9)
Net income	180.6	176.4	362.4	336.2
Less: Net income attributable to noncontrolling interests	(1.6)	(1.5)	(3.6)	(2.8)

Net income attributable to Amphenol Corporation	$179.0	$174.9	$358.8	$333.4

Net income per common share-Basic	$0.58	$0.56	$1.16	$1.06

Weighted average common shares outstanding- Basic	308,899,937	314,229,370	309,470,068	314,640,882

Net income per common share-Diluted	$0.56	$0.54	$1.13	$1.03

Weighted average common shares outstanding -Diluted	316,878,100	321,582,270	317,428,813	321,966,158

Dividends declared per common share	$0.125	$0.10	$0.25	$0.20

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$180.6	$176.4	$362.4	$336.2
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11.3	17.1	(56.6)	1.8
Unrealized (loss) gain on cash flow hedges	(0.5)	0.4	0.1	0.7
Defined benefit plan adjustment	4.6	—	6.2	—
Total other comprehensive income (loss), net of tax	15.4	17.5	(50.3)	2.5

Total comprehensive income	196.0	193.9	312.1	338.7

Less: Comprehensive income attributable to noncontrolling interests	(1.7)	(1.5)	(3.6)	(2.4)

Comprehensive income attributable to Amphenol Corporation	$194.3	$192.4	$308.5	$336.3

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2015	2014
Cash from operating activities:
Net income	$362.4	$336.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	83.5	77.6
Stock-based compensation expense	20.2	19.2
Excess tax benefits from stock-based compensation payment arrangements	(9.1)	(18.1)
Net change in components of working capital	(44.3)	(41.2)
Net change in other long-term assets and liabilities	10.1	9.6

Net cash provided by operating activities	422.8	383.3

Cash from investing activities:
Purchases of land and depreciable assets	(85.2)	(105.9)
Proceeds from disposals of land and depreciable assets	2.3	1.4
Purchases of short-term investments	(113.6)	(356.0)
Sales and maturities of short-term investments	319.8	293.4
Acquisitions, net of cash acquired	(171.8)	(19.5)

Net cash used in investing activities	(48.5)	(186.6)

Cash from financing activities:
Proceeds from issuance of senior notes	—	748.8
Long-term borrowings under credit facilities	125.0	398.1
Repayments of long-term debt	(211.0)	(936.6)
Borrowings under commercial paper program, net	172.5	—
Payments of costs related to debt financing	—	(5.7)
Proceeds from exercise of stock options	40.2	58.3
Excess tax benefits from stock-based compensation payment arrangements	9.1	18.1
Distributions to shareholders of noncontrolling interests	(4.4)	(1.7)
Purchase and retirement of treasury stock	(143.6)	(250.2)
Dividend payments	(77.5)	(31.4)

Net cash used in financing activities	(89.7)	(2.3)

Effect of exchange rate changes on cash and cash equivalents	(10.7)	(1.1)

Net change in cash and cash equivalents	273.9	193.3
Cash and cash equivalents balance, beginning of period	968.9	886.8

Cash and cash equivalents balance, end of period	$1,242.8	$1,080.1

Cash paid for:
Interest	$32.0	$29.7
Income taxes	128.7	119.3

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in millions, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, the related condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014 and the condensed consolidated statements of cash flow for the six months ended June 30, 2015 and 2014 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”).

The Company effected a two-for-one stock split in the form of a stock dividend, payable to stockholders of record as of October 2, 2014, which was paid on October 9, 2014.  The share and per share information included herein has been retroactively restated to reflect the effect of the stock split for all periods presented.

During the second quarter of 2015, the Company changed the reporting for borrowings and repayments related to the Company’s commercial paper program from a gross basis to a net basis in the accompanying Condensed Consolidated Statements of Cash Flow, to the extent such borrowings under this program have maturities that are three months or less.  There were no borrowings or repayments under this program during the six month period ended June 30, 2014.

Note 2—New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, with early adoption not permitted.  In July 2015, the Board agreed to extend the effective date one year, while permitting adoption as of the original proposed effective date.  The provisions of ASU 2014-09 may be applied retrospectively to each period presented or with the cumulative effect recognized as of the date of initial application.  The Company is currently evaluating ASU 2014-09 and does not anticipate a material impact on its consolidated financial statements.

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

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Issue 14-B) (“ASU 2015-07”), which modifies the practical expedient that permits an entity to measure the fair value of certain investments using the net asset value per share of the investment.  ASU 2015-07 removes the requirement that investments measured using the practical expedient to measure fair value at net asset value be included in the fair value hierarchy.  Rather, an entity shall provide a reconciliation between the total fair value of investments included in the fair value hierarchy and such amounts presented on the balance sheet, including disclosures for such investments of which the net asset value practical expedient has been elected and used to determine fair value.  ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied retrospectively to all periods presented. The Company is currently evaluating ASU 2015-07 and does not anticipate a material impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory to be measured at the lower of cost and net realizable value and thus, simplifies the current guidance of measuring inventory at the lower of cost or market.  ASU 2015-11 is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company is currently evaluating ASU 2015-11 and does not anticipate a material impact on its consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	June 30, 2015	December 31, 2014
Raw materials and supplies	$315.8	$299.4
Work in process	297.2	282.8
Finished goods	280.0	283.4
	$893.0	$865.6

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

The segment results for the three months ended June 30, 2015 and 2014 are as follows:

	Interconnect Products and Assemblies		Cable Products and Solutions		Total
	Three months ended June 30,
	2015	2014	2015	2014	2015	2014
Net sales:
-External	$1,268.7	$1,222.3	$82.8	$91.9	$1,351.5	$1,314.2
-Intersegment	1.9	1.6	5.0	6.4	6.9	8.0
Segment operating income	277.9	264.3	9.7	11.7	287.6	276.0

The segment results for the six months ended June 30, 2015 and 2014 are as follows:

	Interconnect Products and Assemblies		Cable Products and Solutions		Total
	Six months ended June 30,
	2015	2014	2015	2014	2015	2014
Net sales:
-External	$2,511.3	$2,381.4	$167.3	$178.8	$2,678.6	$2,560.2
-Intersegment	4.1	2.7	10.1	11.7	14.2	14.4
Segment operating income	548.8	507.0	20.0	22.3	568.8	529.3

A reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2015 and 2014 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment operating income	$287.6	$276.0	$568.8	$529.3
Interest expense	(17.1)	(20.1)	(34.1)	(39.2)
Interest income	4.8	4.7	9.3	9.2
Stock-based compensation expense	(10.1)	(10.0)	(20.2)	(19.2)
Acquisition-related expenses	(5.7)	—	(5.7)	(2.0)
Other costs, net	(11.7)	(10.6)	(23.0)	(21.0)
Income before income taxes	$247.8	$240.0	$495.1	$457.1

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the six months ended June 30, 2015 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2014	309.8	$0.3	$659.4	$2,453.5	$(205.8)	$—	$30.5	$2,937.9
Net income				358.8			3.6	362.4
Other comprehensive income					(50.3)			(50.3)
Distributions to shareholders of noncontrolling interests							(4.4)	(4.4)
Acquisition resulting in noncontrolling interest							8.0	8.0
Purchase of treasury stock						(143.6)		(143.6)
Retirement of treasury stock	(2.5)			(143.6)		143.6		—
Stock options exercised, including tax benefit	1.7		50.0					50.0
Dividends declared				(77.4)				(77.4)
Stock-based compensation expense			20.2					20.2
Balance as of June 30, 2015	309.0	$0.3	$729.6	$2,591.3	$(256.1)	$—	$37.7	$3,102.8

A rollforward of consolidated changes in equity for the six months ended June 30, 2014 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2013	316.4	$0.3	$489.8	$2,424.4	$(55.0)	$—	$20.6	$2,880.1
Net income				333.4			2.8	336.2
Other comprehensive income					2.9		(0.4)	2.5
Distributions to shareholders of noncontrolling interests							(1.7)	(1.7)
Purchase of treasury stock						(250.2)		(250.2)
Retirement of treasury stock	(5.5)			(250.2)		250.2		—
Stock options exercised, including tax benefit	2.9		75.3					75.3
Dividends declared				(62.8)				(62.8)
Stock-based compensation expense			19.2					19.2
Balance as of June 30, 2014	313.8	$0.3	$584.3	$2,444.8	$(52.1)	$—	$21.3	$2,998.6

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares outstanding, which relates to stock options.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income attributable to Amphenol Corporation shareholders	$179.0	$174.9	$358.8	$333.4
Basic weighted average common shares outstanding	308,899,937	314,229,370	309,470,068	314,640,882
Effect of dilutive stock options	7,978,163	7,352,900	7,958,745	7,325,276
Diluted weighted average common shares outstanding	316,878,100	321,582,270	317,428,813	321,966,158
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.58	$0.56	$1.16	$1.06
Diluted	$0.56	$0.54	$1.13	$1.03

Excluded from the computations above were anti-dilutive stock options of 1,671,550 and 2,951,100 for the three months ended June 30, 2015 and 2014, respectively, and 2,738,857 and 4,056,342 for the six months ended June 30, 2015 and 2014, respectively.

Note 7—Commitments and Contingencies

On July 17, 2015, the Company entered into a sale and purchase agreement, agreeing to acquire all of the issued share capital of FCI Asia Pte Ltd (“FCI”) for an aggregate purchase price of $1,275 in cash, subject to a closing adjustment.  The acquisition is expected to be completed by the end of 2015, subject to certain regulatory consents and approvals.  The Company expects to finance the acquisition through a combination of cash and debt.  FCI is headquartered in Singapore and is a global leader in interconnect solutions for the telecom, datacom, wireless communications and industrial markets.

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

Note 8—Stock-Based Compensation

Stock Options

In 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company also continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors and was amended in May 2014 to increase the number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance thereunder from 32,000,000 shares to 58,000,000 shares.  As of June 30, 2015, there were 18,791,380 shares of Common Stock available for the granting of additional stock options under the 2009 Employee Option Plan.  Options granted under the 2000 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of June 30, 2015, there were 140,000 shares of Common Stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options granted under the 2004 Directors Option Plan generally vest ratably over a period of three years and are generally exercisable over a period of ten years from the date of grant.  Options were last granted under the 2004 Directors Option Plan in May 2011.

Stock option activity for the three and six months ended June 30, 2015 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	27,787,920	$31.60	7.09	$617.2
Options granted	92,000
Options exercised	(742,280)
Options forfeited	(92,680)
Options outstanding at March 31, 2015	27,044,960	31.95	6.91	729.7
Options granted	6,286,200
Options exercised	(1,006,630)
Options forfeited	(98,320)
Options outstanding at June 30, 2015	32,226,210	$37.20	7.34	$669.4
Vested and non-vested options expected to vest at June 30, 2015	29,356,675	$36.63	7.25	$626.5
Exercisable options at June 30, 2015	14,723,730	$26.58	5.76	$462.2

A summary of the status of the Company’s non-vested options as of June 30, 2015 and changes during the three and six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2015	16,440,560	$7.98
Options granted	92,000	10.30
Options vested	(27,000)	9.51
Options forfeited	(92,680)	7.94
Non-vested options at March 31, 2015	16,412,880	7.99
Options granted	6,286,200	8.49
Options vested	(5,098,280)	7.69
Options forfeited	(98,320)	8.09
Non-vested options at June 30, 2015	17,502,480	$8.24

During the three and six months ended June 30, 2015 and 2014, the following activity occurred under the Company’s option plans:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total intrinsic value of stock options exercised	$32.0	$62.9	$57.9	$78.5
Total fair value of stock options vested	39.1	36.9	39.4	37.1

As of June 30, 2015, the total compensation cost related to non-vested options not yet recognized is approximately $123.8 with a weighted average expected amortization period of 3.74 years.

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of June 30, 2015, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 153,974.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of Common Stock without payment.

Restricted share activity for the three and six months ended June 30, 2015 was as follows:

	Restricted Shares	Fair Value at Grant Date	Weighted Average Remaining Amortization Term (in years)
Restricted shares outstanding at January 1, 2015	18,340	$47.72	0.39
Restricted shares granted	692	54.96
Restricted shares outstanding at March 31, 2015	19,032	47.98	0.15
Shares vested and issued	(19,032)	47.98
Restricted shares granted	17,256	57.97
Restricted shares outstanding at June 30, 2015	17,256	57.97	0.90

As of June 30, 2015, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.9 with a weighted average expected amortization period of 0.90 years.

The grant-date fair value of each option grant under the 2000 Employee Option Plan, the 2009 Employee Option Plan and the 2004 Directors Option Plan is estimated using the Black-Scholes option pricing model. The grant-date fair value of each restricted share grant is determined based on the closing share price of the Common Stock on the date of the grant. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model for option grants requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility is calculated based on the historical volatility of the Common Stock and implied volatility derived from related exchange traded options. The average expected life is based on the contractual term of the option and expected exercise and historical post-vesting termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended June 30, 2015, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $10.1 and $7.6, respectively, and these reductions were $20.2 and $15.1, respectively, for the six months ended June 30, 2015.  For the three months ended June 30, 2014, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $10.0 and $7.3, respectively, and those reductions were $19.2 and $14.1, respectively, for the six months ended June 30, 2014. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Note 9—Shareholders’ Equity

Effective May 20, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock which the Company is authorized to issue by 500 million to 1 billion.

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  The price and timing of any such purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.  During the six months ended June 30, 2015, the Company repurchased 2.5 million shares of Common Stock for $143.6.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of Common Stock through July 31, 2015.  At July 31, 2015, approximately 7.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of Common Stock.  In the third quarter of 2014, the Board of Directors approved an increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend and in July 2015, approved a further increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with the third quarter 2015 dividend.  For the three and six months ended June 30, 2015, the Company paid dividends of nil and $77.5, respectively, and declared dividends of $38.6 and $77.4, respectively.  For the three and six months ended June 30, 2014, the Company paid dividends in the amount of $31.4 and declared dividends in the amount of $31.4 and $62.8, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and six months ended June 30, 2015 and 2014.

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
	2015	2014	2015	2014
Service cost	$2.3	$2.0	$—	$—
Interest cost	5.8	6.0	0.1	0.1
Expected return on plan assets	(7.3)	(7.1)	—	—
Amortization of prior service cost	0.6	0.7	—	—
Amortization of net actuarial losses	6.5	4.0	0.1	0.1
Net pension expense	$7.9	$5.6	$0.2	$0.2

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,
	2015	2014	2015	2014
Service cost	$4.7	$4.1	$—	$0.1
Interest cost	11.6	12.1	0.2	0.2
Expected return on plan assets	(14.6)	(14.3)	—	—
Amortization of prior service cost	1.2	1.3	—	—
Amortization of net actuarial losses	12.9	8.0	0.2	0.2
Net pension expense	$15.8	$11.2	$0.4	$0.5

For the three and six months ended June 30, 2015, the Company did not make a cash contribution to the U.S. defined benefit pension plans and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2015 of approximately $22.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the six months ended June 30, 2015 and 2014, the total matching contributions to these U.S. defined contribution plans were approximately $2.2 and $1.8, respectively.

Note 11—Goodwill and Other Intangible Assets

As of June 30, 2015, the Company has goodwill totaling $2,709.0, of which $2,585.3 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products and Solutions segment.  For the six months ended June 30, 2015, goodwill increased by $92.3, primarily as a result of three acquisitions in the Interconnect Products and Assemblies segment during the first half of 2015, partially offset by currency translation of $46.6.  The Company is in the process of completing its analysis of fair value of the assets acquired related to certain 2014 and these 2015 acquisitions and anticipates that the final assessment of values of those assets will not differ materially from the preliminary assessment.  In 2015, the Company changed its annual assessment date for goodwill impairment to be as of each July 1, rather than June 30.  The Company does not anticipate any goodwill impairment as a result of the 2015 assessment.

Other than goodwill and indefinite-lived trade name intangible assets with a value of approximately $52.3, the Company’s intangible assets are subject to amortization.  A summary of the Company’s amortizable intangible assets as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$321.2	$106.7	$299.8	$92.3
Proprietary technology	53.8	28.7	53.8	26.5
License agreements	6.0	6.0	6.0	6.0
Backlog and other	19.7	19.2	19.7	19.0
Total	$400.7	$160.6	$379.3	$143.8

Customer relationships, proprietary technology, license agreements, and backlog and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 2 years, respectively, for an aggregate weighted average useful life of approximately 10 years at June 30, 2015.

Intangible assets are included in Intangibles and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended June 30, 2015 and 2014 was approximately $8.4 and $6.0, respectively.  The amortization expense for the six months ended June 30, 2015 and 2014 was approximately $16.7 and $14.5, respectively.  As of June 30, 2015, amortization expense estimated for each of the next five fiscal years is approximately $34.7 in 2015, $35.8 in 2016, $35.5 in 2017, $31.3 in 2018 and $27.1 in 2019.

Note 12—Debt

The Company’s debt consists of the following:

	June 30, 2015		December 31, 2014
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
$1,500.0 Revolving Credit Facility	$—	$—	$—	$—
$1,500.0 Commercial Paper Program	757.8	757.8	671.0	671.0
$200.0 Credit Agreement	—	—	—	—
1.55% Senior Notes due September 2017	374.7	375.0	374.7	373.0
2.55% Senior Notes due January 2019	749.2	758.9	749.1	754.9
3.125% Senior Notes due September 2021	374.7	373.7	374.7	375.3
4.00% Senior Notes due February 2022	499.2	514.2	499.1	524.5
Notes payable to foreign banks and other debt	4.0	4.0	5.3	5.3
Total debt	2,759.6	2,783.6	2,673.9	2,704.0
Less current portion	(0.4)	(0.4)	(1.6)	(1.6)
Total long-term debt	$2,759.2	$2,783.2	$2,672.3	$2,702.4

Credit Facilities and Commercial Paper Program

The Company has a $1,500.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018 which gives the Company the ability to borrow at a spread over LIBOR.  Additionally, the Company had a $200.0 unsecured credit facility which expired in the second quarter of 2015 and was not renewed.

The Company has a commercial paper program (the “Program”) pursuant to which it issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements.  Amounts available under the Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis.  The Program was rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The maximum aggregate principal amount of the Commercial Paper outstanding under the Program at any time is $1,500.0.  The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Revolving Credit Facility.  The carrying value of Commercial Paper borrowings approximated their fair value given that the Commercial Paper is actively traded.  As such, the Commercial Paper is classified as Level 1 in the fair value hierarchy (Note 13).  The average interest rate on the Commercial Paper as of June 30, 2015 was 0.50%.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at June 30, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements at June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$154.4	$154.4	$—	$—
Forward contracts	34.8	—	34.8	—
Total	$189.2	$154.4	$34.8	$—

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$360.7	$360.7	$—	$—
Forward contracts	11.0	—	11.0	—
Total	$371.7	$360.7	$11.0	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amount recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the six month periods ended June 30, 2015 and 2014 was not material.  The fair value of the forward contracts are recorded within other current assets or other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Note 14—Income Taxes

The provision for income taxes for the second quarter and the first six months ended June 30, 2015 was at an effective rate of 27.1% and 26.8%, respectively.  The provision for income taxes for the second quarter and the first six months of 2014 were both at an effective rate of 26.5%.  Excluding the net impact of acquisition-related expenses, the effective tax rate for the second quarter and the first six months of 2015 and 2014 was 26.5%.

The Company is present in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2011 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2015, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $19.3, which is included in accrued pension benefit obligations and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $1.5.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Net sales were $1,351.5 in the second quarter of 2015 compared to $1,314.2 in the prior year quarter, an increase of 3% in U.S. dollars, 7% in local currencies and 1% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Net sales for the first six months of 2015 were $2,678.6 compared to $2,560.2 in the same period in 2014, an increase of 5% in U.S. dollars, 9% in local currencies and 2% organically over the prior year period.  Sales in the Interconnect Products and Assemblies segment in the second quarter of 2015 (approximately 94% of sales) increased 4% in U.S. dollars and 8% in local currencies compared to the same period in 2014 ($1,268.7 in 2015 versus $1,222.3 in 2014) and 5% in U.S. dollars and 9% in local currencies in the first six months of 2015 compared to the same period in 2014 ($2,511.3 in 2015 versus $2,381.4 in 2014).  The sales growth was driven by increases in the automotive, mobile devices, industrial, information technology and data communications equipment, and military markets with contributions from both organic growth and the Company’s acquisition program, partially offset by decreases in sales to the mobile networks and commercial aerospace markets.  Sales in the Cable Products and Solutions segment in the second quarter of 2015 (approximately 6% of sales) decreased 10% in U.S. dollars and 6% in local currencies compared to the same period in 2014 ($82.8 in 2015 versus $91.9 in 2014), and decreased 6% in U.S. dollars and 3% in local currencies in the first six months of 2015 compared to the same period in 2014 ($167.3 in 2015 versus $178.8 in 2014).  Cable Products and Solutions sales are primarily in the broadband communications market and the decreases are primarily related to a slowdown in spending by cable operators.

Geographically, sales in the United States in the second quarter and first six months of 2015 increased approximately 4% and 6%, respectively, compared to the same periods in 2014 ($426.4 and $840.1, respectively, in 2015 versus $411.1 and $796.7, respectively, in 2014).  International sales in the second quarter and first six months of 2015 increased approximately 2% and 4% in U.S. dollars, respectively, and 8% and 10% in local currencies, respectively, compared to the same periods in 2014 ($925.1 and $1,838.5, respectively, in 2015 versus $903.1 and $1,763.5, respectively, in 2014). The comparatively stronger U.S. dollar for the second quarter and first six months of 2015 had the effect of decreasing sales by approximately $50.9 and $101.2, respectively, when compared to foreign currency translation rates for the same periods in 2014.

The gross profit margin as a percentage of sales was 32.0% for both the second quarter and first six months of 2015, compared to 31.7% and 31.5% for the second quarter and first six months of 2014, respectively.  The increase in gross profit margin as a percentage of sales relates primarily to higher gross profit margins in the Interconnect Products and Assemblies segment reflecting the benefit of higher volumes and cost reduction actions.

Selling, general and administrative expenses increased to $166.1 and $330.4 or 12.3% of net sales for both the second quarter and first six months of 2015, compared to $161.0 and $315.7, or 12.2% and 12.3% of net sales, for the second quarter and first six months of 2014, respectively.  Administrative expenses represented approximately 5.0% and 4.9% of net sales for the second quarter and first six months of 2015, respectively, and represented approximately 4.7% of net sales for the same periods in 2014.  The increase in administrative expenses for the second quarter and first six months of 2015 compared to the same periods in 2014 related partially to increases in the amortization of identified intangible assets as well as stock-based compensation expense.  Research and development expenses represented approximately 2.3% of net sales for both the second quarter and first six months of 2015, and represented approximately 2.4% for the same periods in 2014.  Selling and marketing expenses represented 5.0% and 5.1% of net sales for the second quarter and first six months of 2015, respectively, and 5.2% for the same periods in 2014.

Operating income was $260.7 or 19.3% and $520.9 or 19.4% of net sales for the second quarter and first six months of 2015, respectively, compared to $255.8 or 19.5% and $487.9 or 19.1% of net sales for the second quarter and first six months of 2014, respectively.  Operating income for the first six months of 2015 includes $5.7 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) for professional fees and other external expenses related to acquisitions closed and announced during the second quarter of 2015.  For the three and six months ended June 30, 2015, these expenses had an impact on net income of $5.7, or $0.02 per share.  Operating income for the first six months of 2014 includes $2.0 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) related to the amortization of the value associated with acquired backlog relating to an acquisition completed in the fourth quarter of 2013.  For the six months ended June 30, 2014, these expenses had an impact on net income of $1.3 or $0.01 per share.  Excluding these expenses, operating income was $266.4 or 19.7% and $526.6 or 19.7% of net sales for the second quarter and first six months of 2015, respectively, and $255.8 or 19.5% and $489.9 or 19.1% of net sales for the second quarter and first six months of 2014, respectively.  Operating income for the

Interconnect Products and Assemblies segment for the second quarter and first six months of 2015 was $277.9 and $548.8 or 21.9% of net sales for both periods, compared to $264.3 or 21.6% of net sales and $507.0 or 21.3% of net sales, respectively, in 2014.  This increase in operating income margin is driven primarily by the higher gross margin as described above.  In addition, the operating income for the Cable Products and Solutions segment for the second quarter and first six months of 2015 was $9.7 or 11.8% of net sales and $20.0 or 11.9% of net sales, respectively, compared to $11.7 or 12.7% and $22.3 or 12.5%, respectively, in the same periods in 2014.  The decrease in operating income margin for the Cable Products and Solutions segment for the second quarter and first six months of 2015, respectively, compared to the same periods in 2014 was primarily as a result of lower volumes.

Interest expense for the second quarter and first six months of 2015 was $17.1 and $34.1, respectively, compared to $20.1 and $39.2 for the same periods in 2014.  The decrease is primarily attributable to the benefit of lower average borrowing rates resulting from the new commercial paper program and the senior note issuance in the third quarter of 2014 which replaced a higher rate note maturity.  This benefit more than offset the impact of higher average debt levels which resulted from the Company’s acquisitions and stock buyback programs.

Other income, net, increased to $4.2 and $8.3 for the second quarter and first six months of 2015, respectively, compared to $4.3 and $8.4 for the same periods in 2014, primarily related to interest income on cash equivalents and short-term investments.

The provision for income taxes for the second quarter and the first six months ended June 30, 2015 was at an effective rate of 27.1% and 26.8%, respectively.  The provision for income taxes for the second quarter and the first six months of 2014 were both at an effective rate of 26.5%.  Excluding the net impact of acquisition-related expenses, the effective tax rate for the second quarter and the first six months of 2015 and 2014 was 26.5%.

Liquidity and Capital Resources

Cash flow provided by operating activities was $422.8 in the first six months of 2015 compared to $383.3 in the same 2014 period.  The increase in cash flow provided by operating activities for the first six months of 2015 compared to the same 2014 period is primarily due to an increase in net income, partially offset by an increase in working capital.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $44.3 in the first six months of 2015 due primarily to a decrease in accounts payable of $62.8 and an increase in inventory of $25.7, which were partially offset by a decrease in accounts receivable of $33.8 and an increase in other accrued liabilities of $8.3.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $41.2 in the first six months of 2014 due primarily to an increase in accounts receivable and inventory of $38.3 and $12.7, respectively, and a decrease in accounts payable of $10.0 which was partially offset by an increase in other accrued liabilities of $20.5.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at June 30, 2015 as compared to December 31, 2014.  Accounts receivable decreased $34.2 to $1,089.5 primarily due to a reduction in sales and the effect of translation resulting from exchange rate changes at June 30, 2015 compared to December 31, 2014 (“Translation”).  Days sales outstanding at June 30, 2015 and December 31, 2014 were 72 and 71 days, respectively.  Inventories increased $27.4 to $893.0 primarily to support expected future revenue requirements, offset by Translation.  Inventory days at June 30, 2015 and December 31, 2014 were 87 and 79 days, respectively.  Other current assets increased $27.9 to $213.1 primarily due to increases in the fair value of outstanding forward contracts.  Land and depreciable assets, net, increased $19.2 to $609.9 primarily due to capital expenditures of $85.2 and acquisitions in the first six months of 2015 of $11.1, offset by depreciation of $64.2 and Translation.  Goodwill increased $92.3 to $2,709.0 primarily as a result of goodwill recognized related to three acquisitions in the Interconnect Products and Assemblies segment in the first six months of 2015, partially offset by Translation.  Accounts payable decreased $58.9 to $559.5 primarily as a result of a reduction in purchasing activity as well as Translation.  Payable days at June 30, 2015 and December 31, 2014 were 55 and 57 days, respectively.  Other long-term liabilities increased $10.8 to $382.0 primarily due to an increase in deferred tax liabilities.

For the first six months of 2015, cash flow provided by operating activities of $422.8, net borrowings of $86.5 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $49.3 were used to fund acquisition-related payments of $171.8, purchases of treasury stock of $143.6, capital expenditures (net of disposals) of $82.9, dividend payments of $77.5, and payments to shareholders of noncontrolling interests of $4.4, which along with net sales and maturities of short-term investments of $206.2, resulted in an increase in cash and cash equivalents of $273.9, net of Translation.  Translation had the impact of decreasing cash and cash equivalents by $10.7 in the first six months of 2015.  For the first six months of 2014, cash flow provided by operating activities of $383.3, net borrowings of $204.6, and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $76.4 were used to fund purchases of treasury stock of $250.2, capital expenditures (net of disposals) of $104.5, net purchases of short-term investments of $62.6, dividend payments of $31.4, acquisition-related payments of $19.5 and payments to shareholders of noncontrolling interests of $1.7, which resulted in an increase in cash and cash equivalents $193.3, net of Translation.

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths.  As a result, the Company has flexibility to meet its financial commitments.  The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity.  The Company’s debt financing includes the use of a commercial paper program, the Revolving Credit Facility and senior notes as part of its overall cash management strategy.  The Company has a history of borrowing funds domestically and continues to have the ability to borrow funds at reasonable interest rates.  The Company has a $1,500.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018.  The interest rate on borrowings under the Revolving Credit Facility is at a spread over LIBOR.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2015, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  There were no borrowings under the Revolving Credit Facility as of June 30, 2015.

Pursuant to the terms of the commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements (the “Commercial Paper Program”).  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program was rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility. The maximum aggregate principal amount of the commercial paper notes that may be outstanding under the Commercial Paper Program at any time is $1,500.0 and commercial paper notes outstanding as of June 30, 2015 was $757.8.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

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

The Company’s primary sources of liquidity are internally generated cash flow, the Commercial Paper Program, the Revolving Credit Facility, and cash, cash equivalents and short-term investments.  The Company expects that ongoing cash requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products or a deterioration in certain of the Company’s financial ratios.  However, management believes that the Company’s cash, cash equivalents and short-term investment position, ability to generate strong cash flow from operations, and availability under its credit facilities will allow it to meet its obligations for the next twelve months.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, dividends, funding of pension obligations, repurchase of its Common Stock, and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions.  The Company generally pays a quarterly dividend on its Common Stock.  In the third quarter of 2014, the Board of Directors approved an increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend and in July 2015, approved a further increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with the third quarter 2015 dividend.  For the three and six months ended June 30, 2015, the Company paid dividends of nil and $77.5, respectively, which included declared dividends in the amount of $38.6 and $77.4, respectively.  For the three and six months ended June 30, 2014, the Company paid dividends in the amount of $31.4 and declared dividends in the amount of $31.4 and $62.8, respectively.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Commercial Paper Program.

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  The price and timing of any such purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.  During the six months ended June 30, 2015, the Company repurchased 2.5 million shares of Common Stock for approximately $143.6.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of Common Stock through July 31, 2015.  At July 31, 2015, approximately 7.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.

For the three months and six months ended June 30, 2015, the Company did not make a cash contribution to the U.S. defined benefit pension plans and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to its defined benefit pension plans in 2015 of approximately $22.0, the majority of which is to the U.S. defined benefit pension plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

FCI Acquisition

On July 17, 2015, the Company entered into a sale and purchase agreement, agreeing to acquire all of the issued share capital of FCI Asia Pte Ltd (“FCI”) for an aggregate purchase price of $1,275 in cash, subject to a closing adjustment.  The acquisition is expected to be completed by the end of 2015, subject to certain regulatory consents and approvals.  The Company expects to finance the acquisition through a combination of cash and debt.  FCI is headquartered in Singapore and is a global leader in interconnect solutions for the telecom, datacom, wireless communications and industrial markets.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2014 Annual Report.  Throughout the year, the Company may borrow under its Revolving Credit Facility and Commercial Paper Program, each of which bears interest at or trades at rates that fluctuate with LIBOR.  Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates.  As of June 30, 2015, there were no LIBOR-based borrowings outstanding under the Revolving Credit Facility and borrowings under the Commercial Paper Program were at an average rate of 0.50%.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2015, although there can be no assurances that interest rates will not change significantly.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  The price and timing of any such purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three and six months ended June 30, 2015, the Company repurchased 1.4 million and 2.5 million shares of Common Stock for approximately $81.4 million and $143.6 million, respectively.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of Common Stock through July 31, 2015.  At July 31, 2015, approximately 7.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2015	615,201	$56.63	615,201	8,300,000
May 1 to May 31, 2015	834,600	55.82	834,600	7,465,400
June 1 to June 30, 2015	—	—	—	7,465,400
Total	1,449,801	$56.16	1,449,801	7,465,400

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

2.1

Letter Agreement, dated June 27, 2015, by and between Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation (including the form of Sale and Purchase Agreement, to be entered into by and among Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation) (filed as Exhibit 2.1 to the Form 8-K filed on June 29, 2015). *

2.2

Sale and Purchase Agreement, dated July 17, 2015, by and among Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation (filed as Exhibit 2.1 to the Form 8-K filed on July 20, 2015). *

3.1	Amphenol Corporation, Third Amended and Restated By-Laws dated April 25, 2014 (filed as Exhibit 99.1 to the Form 8-K on April 28, 2014).*
3.2	Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated April 24, 2000 (filed as Exhibit 3.1 to the Form 8-K filed on April 28, 2000).*
3.3	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 23, 2007 (filed as Exhibit 3.4 to the December 31, 2007 10-K).*
3.4	Third Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 24, 2012 (filed as Exhibit 3.2 to the June 30, 2012 10-Q).*
3.5	Fourth Certificate of Amendment of Amended and Restated Certificate of Incorporation of Amphenol Corporation, dated May 26, 2015 (filed as Exhibit 3.2 to the Form 8-K filed on May 26, 2015). *
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
4.3	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes Pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed January 30, 2014).*
4.4

Officer’s Certificate, dated September 12, 2014, establishing both the 1.550% Senior Notes due 2017 and the 3.125% Senior Notes due 2021 pursuant to the Indenture (filed as Exhibit 4.2 to Form 8-K filed on September 12, 2014).*

10.1	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.2	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.3	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.4	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.5	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.6	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.7	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.8	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated May 23, 2012 (filed as Exhibit 10.18 to the June 30, 2012 10-Q).*
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

10.11	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated April 24, 2013 (filed as Exhibit 10.19 to the March 31, 2013 10-Q).*
10.12	Fifth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 dated December 11, 2013 (filed as Exhibit 10.19 to the December 31, 2013 10-K).*
10.13	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.14	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.15	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.16	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.17	2015 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.17 to the March 31, 2015 10-Q). *
10.18	2009 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.32 to the March 31, 2009 10-Q).*

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

AMPHENOL CORPORATION

	By:	/s/ Craig A. Lampo
Craig A. Lampo
Authorized Signatory
and Principal Financial Officer

Date: August 7, 2015