Form 10-Q
period 2015-09-30
AMPHENOL CORP /DE/
filed 2015-11-05
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the total number of shares outstanding of Class A Common Stock was 308,261,251.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,575.6	$968.9
Short-term investments	22.1	360.7
Total cash, cash equivalents and short-term investments	1,597.7	1,329.6
Accounts receivable, less allowance for doubtful accounts of $23.9 and $20.2, respectively	1,163.3	1,123.7
Inventories	887.7	865.6
Other current assets	213.6	185.2

Total current assets	3,862.3	3,504.1

Land and depreciable assets, less accumulated depreciation of $887.8 and $849.6, respectively	611.7	590.7
Goodwill	2,706.3	2,616.7
Intangibles and other long-term assets	305.3	315.5

	$7,485.6	$7,027.0

Liabilities & Equity
Current Liabilities:
Accounts payable	$661.5	$618.4
Accrued salaries, wages and employee benefits	108.7	109.9
Accrued income taxes	97.8	90.8
Accrued dividends	43.1	38.7
Other accrued expenses	169.8	186.2
Current portion of long-term debt	0.4	1.6

Total current liabilities	1,081.3	1,045.6

Long-term debt, less current portion	2,853.0	2,672.3
Accrued pension benefit obligations and other long-term liabilities	369.9	371.2
Equity:
Common stock	0.3	0.3
Additional paid-in capital	745.9	659.4
Retained earnings	2,700.7	2,453.5
Accumulated other comprehensive loss	(303.6)	(205.8)

Total shareholders’ equity attributable to Amphenol Corporation	3,143.3	2,907.4

Noncontrolling interests	38.1	30.5
Total equity	3,181.4	2,937.9

	$7,485.6	$7,027.0

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,459.6	$1,358.7	$4,138.2	$3,919.0
Cost of sales	995.6	927.1	2,817.1	2,681.7
Gross profit	464.0	431.6	1,321.1	1,237.3
Acquisition-related expenses	—	2.5	5.7	4.6
Selling, general and administrative expense	169.2	161.3	499.7	476.9
Operating income	294.8	267.8	815.7	755.8

Interest expense	(17.0)	(21.1)	(51.1)	(60.2)
Other income, net	4.2	4.8	12.5	13.0
Income before income taxes	282.0	251.5	777.1	708.6
Provision for income taxes	(74.7)	(67.3)	(207.4)	(188.2)
Net income	207.3	184.2	569.7	520.4
Less: Net income attributable to noncontrolling interests	(2.8)	(2.0)	(6.4)	(4.8)

Net income attributable to Amphenol Corporation	$204.5	$182.2	$563.3	$515.6

Net income per common share-Basic	$0.66	$0.58	$1.82	$1.64

Weighted average common shares outstanding- Basic	308,853,642	313,284,242	309,262,335	314,183,699

Net income per common share-Diluted	$0.65	$0.57	$1.78	$1.60

Weighted average common shares outstanding -Diluted	315,886,596	320,636,405	316,909,091	321,518,036

Dividends declared per common share	$0.14	$0.125	$0.39	$0.325

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$207.3	$184.2	$569.7	$520.4
Total other comprehensive loss, net of tax:
Foreign currency translation adjustments	(52.8)	(43.7)	(109.5)	(41.8)
Unrealized gain (loss) on cash flow hedges	0.1	(1.2)	0.3	(0.6)
Defined benefit plan adjustment, net of tax of $2.5 and $5.8, respectively	4.6	—	10.8	—
Total other comprehensive loss, net of tax	(48.1)	(44.9)	(98.4)	(42.4)

Total comprehensive income	159.2	139.3	471.3	478.0

Less: Comprehensive income attributable to noncontrolling interests	(2.2)	(2.1)	(5.8)	(4.5)

Comprehensive income attributable to Amphenol Corporation	$157.0	$137.2	$465.5	$473.5

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2015	2014
Cash from operating activities:
Net income	$569.7	$520.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	128.1	118.0
Stock-based compensation expense	32.1	29.4
Excess tax benefits from stock-based compensation payment arrangements	(9.4)	(29.6)
Net change in components of working capital	(7.0)	(24.3)
Net change in other long-term assets and liabilities	(5.3)	(6.5)

Net cash provided by operating activities	708.2	607.4

Cash from investing activities:
Purchases of land and depreciable assets	(130.8)	(162.7)
Proceeds from disposals of land and depreciable assets	6.7	2.2
Purchases of short-term investments	(121.9)	(478.8)
Sales and maturities of short-term investments	459.5	410.4
Acquisitions, net of cash acquired	(199.8)	(468.0)

Net cash provided by (used in) investing activities	13.7	(696.9)

Cash from financing activities:
Proceeds from issuance of senior notes	—	1,498.1
Long-term borrowings under credit facilities	125.0	563.5
Repayments of long-term debt	(211.8)	(1,570.7)
Borrowings under commercial paper program, net	266.9	—
Payments of costs related to debt financing	—	(10.7)
Proceeds from exercise of stock options	45.8	88.8
Excess tax benefits from stock-based compensation payment arrangements	9.4	29.6
Distributions to shareholders of noncontrolling interests	(6.1)	(3.6)
Purchase and retirement of treasury stock	(195.6)	(400.8)
Dividend payments	(116.1)	(101.9)

Net cash (used in) provided by financing activities	(82.5)	92.3

Effect of exchange rate changes on cash and cash equivalents	(32.7)	(16.6)

Net change in cash and cash equivalents	606.7	(13.8)
Cash and cash equivalents balance, beginning of period	968.9	886.8

Cash and cash equivalents balance, end of period	$1,575.6	$873.0

Cash paid for:
Interest	$62.1	$51.7
Income taxes	182.9	160.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in millions, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, the related condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014 and the condensed consolidated statements of cash flow for the nine months ended September 30, 2015 and 2014 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”).

During the second quarter of 2015, the Company changed the reporting for borrowings and repayments related to the Company’s commercial paper program from a gross basis to a net basis in the accompanying Condensed Consolidated Statements of Cash Flow, to the extent such borrowings under this program have maturities that are three months or less.  There were no borrowings or repayments under this program during the nine months ended September 30, 2014.

Note 2—New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, with early adoption not permitted.  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of FASB’s revenue standard under ASU 2014-09 by one year for all entities and permits early adoption on a limited basis.  As a result of ASU 2015-14, the guidance under ASU 2014-09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods.  The Company is currently evaluating ASU 2014-09 and does not anticipate a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which specifies that debt issuance costs related to a note shall be reported on the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs shall be reported as interest expense.  In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which further clarifies ASU 2015-03 as it relates to presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements.  ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied retrospectively.  Early adoption of ASU 2015-03 is permitted.  The Company has evaluated ASU 2015-03 and it will not have a material impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory to be measured at the lower of cost and net realizable value, thereby simplifying the current guidance of measuring inventory at the lower of cost or market.  ASU 2015-11 is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company is currently evaluating ASU 2015-11 and does not believe this ASU will have a material impact on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments.  Rather, ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption being permitted.  The Company elected to early adopt ASU 2015-16 in the third quarter of 2015, which did not have a material impact on its consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	September 30, 2015	December 31, 2014
Raw materials and supplies	$307.3	$299.4
Work in process	293.7	282.8
Finished goods	286.7	283.4
	$887.7	$865.6

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

The segment results for the three months ended September 30, 2015 and 2014 are as follows:

	Interconnect Products and Assemblies		Cable Products and Solutions		Total
	Three months ended September 30,
	2015	2014	2015	2014	2015	2014
Net sales:
External	$1,378.2	$1,268.6	$81.4	$90.1	$1,459.6	$1,358.7
Intersegment	1.5	2.2	5.6	1.3	7.1	3.5
Segment operating income	307.4	279.8	10.2	11.3	317.6	291.1

The segment results for the nine months ended September 30, 2015 and 2014 are as follows:

	Interconnect Products and Assemblies		Cable Products and Solutions		Total
	Nine months ended September 30,
	2015	2014	2015	2014	2015	2014
Net sales:
External	$3,889.5	$3,650.1	$248.7	$268.9	$4,138.2	$3,919.0
Intersegment	5.6	4.9	15.7	13.0	21.3	17.9
Segment operating income	856.3	786.8	30.2	33.6	886.5	820.4

A reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2015 and 2014 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment operating income	$317.6	$291.1	$886.5	$820.4
Interest expense	(17.0)	(21.1)	(51.1)	(60.2)
Interest income	4.9	5.3	14.3	14.6
Stock-based compensation expense	(11.8)	(10.1)	(32.1)	(29.4)
Acquisition-related expenses	—	(2.5)	(5.7)	(4.6)
Other costs, net	(11.7)	(11.2)	(34.8)	(32.2)
Income before income taxes	$282.0	$251.5	$777.1	$708.6

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the nine months ended September 30, 2015 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2014	309.8	$0.3	$659.4	$2,453.5	$(205.8)	$—	$30.5	$2,937.9
Net income				563.3			6.4	569.7
Other comprehensive income (loss)					(97.8)		(0.6)	(98.4)
Distributions to shareholders of noncontrolling interests							(6.1)	(6.1)
Acquisition resulting in noncontrolling interest							7.9	7.9
Purchase of treasury stock						(195.6)		(195.6)
Retirement of treasury stock	(3.5)			(195.6)		195.6		—
Stock options exercised, including tax benefit	1.9		54.4					54.4
Dividends declared				(120.5)				(120.5)
Stock-based compensation expense			32.1					32.1
Balance as of September 30, 2015	308.2	$0.3	$745.9	$2,700.7	$(303.6)	$—	$38.1	$3,181.4

A rollforward of consolidated changes in equity for the nine months ended September 30, 2014 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accum. Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2013	316.4	$0.3	$489.8	$2,424.4	$(55.0)	$—	$20.6	$2,880.1
Net income				515.6			4.8	520.4
Other comprehensive income (loss)					(42.1)		(0.3)	(42.4)
Distributions to shareholders of noncontrolling interests							(3.6)	(3.6)
Purchase of treasury stock						(400.8)		(400.8)
Retirement of treasury stock	(8.5)			(400.8)		400.8		—
Stock options exercised, including tax benefit	4.4		116.5					116.5
Dividends declared				(101.9)				(101.9)
Stock-based compensation expense			29.4					29.4
Balance as of September 30, 2014	312.3	$0.3	$635.7	$2,437.3	$(97.1)	$—	$21.5	$2,997.7

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares outstanding, which relates to stock options.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income attributable to Amphenol Corporation shareholders	$204.5	$182.2	$563.3	$515.6
Basic weighted average common shares outstanding	308,853,642	313,284,242	309,262,335	314,183,699
Effect of dilutive stock options	7,032,954	7,352,163	7,646,756	7,334,337
Diluted weighted average common shares outstanding	315,886,596	320,636,405	316,909,091	321,518,036
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.66	$0.58	$1.82	$1.64
Diluted	$0.65	$0.57	$1.78	$1.60

Excluded from the computations above were anti-dilutive stock options of 9,388,150 and 6,169,900 for the three months ended September 30, 2015 and 2014, respectively, and 5,033,840 and 4,695,200 for the nine months ended September 30, 2015 and 2014, respectively.

Note 7—Commitments and Contingencies

On July 17, 2015, the Company entered into a sale and purchase agreement, agreeing to acquire all of the issued share capital of FCI Asia Pte Ltd (“FCI”) for an aggregate purchase price of $1,275 in cash, subject to a closing adjustment.  The acquisition is expected to close by the end of 2015, subject to certain regulatory consents and approvals.  The Company expects to finance the acquisition through a combination of cash and debt.  FCI is headquartered in Singapore and is a global leader in interconnect solutions for the telecom, datacom, wireless communications and industrial markets.

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

Note 8—Stock-Based Compensation

Stock Options

In 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company also continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors.  The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance thereunder is 58,000,000 shares.  As of September 30, 2015, there were 18,820,680 shares of Common Stock available for the granting of additional stock options under the 2009 Employee Option Plan.  Options granted under the 2000 Employee Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant and options granted under the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of September 30, 2015, there were 140,000 shares of Common Stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options were last granted under the 2004 Directors Option Plan in May 2011.  Options granted under the 2004 Directors Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three and nine months ended September 30, 2015 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	27,787,920	$31.60	7.09	$617.2
Options granted	92,000
Options exercised	(742,280)
Options forfeited	(92,680)
Options outstanding at March 31, 2015	27,044,960	31.95	6.91	729.7
Options granted	6,286,200
Options exercised	(1,006,630)
Options forfeited	(98,320)
Options outstanding at June 30, 2015	32,226,210	37.20	7.34	669.4
Options granted	112,000
Options exercised	(146,400)
Options forfeited	(141,300)
Options outstanding at September 30, 2015	32,050,510	$37.27	7.10	$483.2
Vested and non-vested options expected to vest at September 30, 2015	29,433,574	$36.69	7.01	$458.7
Exercisable options at September 30, 2015	14,625,670	$26.61	5.52	$356.1

A summary of the status of the Company’s non-vested options as of September 30, 2015 and changes during the three and nine months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2015	16,440,560	$7.98
Options granted	92,000	10.30
Options vested	(27,000)	9.51
Options forfeited	(92,680)	7.94
Non-vested options at March 31, 2015	16,412,880	7.99
Options granted	6,286,200	8.49
Options vested	(5,098,280)	7.69
Options forfeited	(98,320)	8.09
Non-vested options at June 30, 2015	17,502,480	8.24
Options granted	112,000	7.65
Options vested	(48,340)	8.56
Options forfeited	(141,300)	8.13
Non-vested options at September 30, 2015	17,424,840	$8.24

During the three and nine months ended September 30, 2015 and 2014, the following activity occurred under the Company’s option plans:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total intrinsic value of stock options exercised	$3.9	$45.5	$61.8	$123.9
Total fair value of stock options vested	0.4	0.2	39.8	37.3

As of September 30, 2015, the total compensation cost related to non-vested options not yet recognized is approximately $115.1 with a weighted average expected amortization period of 3.55 years.

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of September 30, 2015, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 153,974.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of Common Stock without payment.

Restricted share activity for the three and nine months ended September 30, 2015 was as follows:

	Restricted Shares	Fair Value at Grant Date	Weighted Average Remaining Amortization Term (in years)
Restricted shares outstanding at January 1, 2015	18,340	$47.72	0.39
Restricted shares granted	692	54.96
Restricted shares outstanding at March 31, 2015	19,032	47.98	0.15
Shares vested and issued	(19,032)	47.98
Restricted shares granted	17,256	57.97
Restricted shares outstanding at June 30, 2015	17,256	57.97	0.90
Restricted shares outstanding at September 30, 2015	17,256	57.97	0.64

As of September 30, 2015, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.6 with a weighted average expected amortization period of 0.64 years.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended September 30, 2015, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $11.8 and $8.8, respectively, and these reductions were $32.1 and $23.9, respectively, for the nine months ended September 30, 2015.  For the three months ended September 30, 2014, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $10.1 and $7.5, respectively, and those reductions were $29.4 and $21.6, respectively, for the nine months ended September 30, 2014. The expense incurred for stock-based compensation is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Note 9—Shareholders’ Equity

Effective May 20, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock which the Company is authorized to issue by 500 million to 1 billion.

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  The price and timing of any such purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.  During the nine months ended September 30, 2015, the Company repurchased 3.5 million shares of Common Stock for $195.6.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of Common Stock through October 31, 2015.  At October 31, 2015, approximately 6.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of Common Stock.  In the third quarter of 2014, the Board of Directors approved an increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend and in July 2015, approved a further increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with the third quarter 2015 dividend.  For the three and nine months ended September 30, 2015, the Company paid dividends of $38.6 and $116.1, respectively, and declared dividends of $43.2 and $120.5, respectively.  For the three and nine months ended September 30, 2014, the Company paid dividends in the amount of $70.5 and $101.9, respectively, and declared dividends in the amount of $39.1 and $101.9, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and nine months ended September 30, 2015 and 2014.

	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,
	2015	2014	2015	2014
Service cost	$2.3	$2.0	$—	$—
Interest cost	5.8	6.0	0.1	0.1
Expected return on plan assets	(7.3)	(7.1)	—	—
Amortization of prior service cost	0.6	0.7	—	—
Amortization of net actuarial losses	6.5	4.0	0.1	0.1
Net pension expense	$7.9	$5.6	$0.2	$0.2

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$7.0	$6.1	$0.1	$0.1
Interest cost	17.4	18.1	0.3	0.4
Expected return on plan assets	(21.8)	(21.4)	—	—
Amortization of transition obligation	(0.1)	(0.1)	—	—
Amortization of prior service cost	1.7	2.0	—	—
Amortization of net actuarial losses	19.4	12.1	0.2	0.3
Net pension expense	$23.6	$16.8	$0.6	$0.8

For the three and nine months ended September 30, 2015, the Company made cash contributions to the U.S. Plans of approximately $16.0, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2015 of approximately $22.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the nine months ended September 30, 2015 and 2014, the total matching contributions to these U.S. defined contribution plans were approximately $3.2 and $2.7, respectively.

Note 11—Goodwill and Other Intangible Assets

As of September 30, 2015, the Company has goodwill totaling $2,706.3, of which $2,582.6 is related to the Interconnect Products and Assemblies segment with the remainder related to the Cable Products and Solutions segment.  For the nine months ended September 30, 2015, goodwill increased by $89.6, which related to changes in the Interconnect Products and Assemblies segment, primarily as a result of three acquisitions during the first half of 2015, partially offset by currency translation of $63.7.  The Company is in the process of completing its analysis of fair value of the assets acquired related to certain acquisitions and anticipates that the final assessment of values of those assets will not differ materially from the preliminary assessment.

The Company changed its annual assessment date for goodwill impairment to be as of each July 1, rather than June 30, which had no impact on the outcome of the assessment.  As described in Note 1 of the notes to the consolidated financial statements in the Company’s 2014 Annual Report, the Company performs an annual evaluation for the impairment of goodwill for the Company’s two reportable business segments.  In 2014, the Company utilized the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Such assessment concluded that a quantitative approach was not necessary.  For 2015, the Company exercised its option to bypass the qualitative assessment, and in the third quarter of 2015, the Company performed the first step of the two-step quantitative goodwill impairment assessment for each reportable business segment.  As part of the quantitative assessment, the Company estimated the fair value of each of its reportable business segments using a market approach.  The Company believes this approach provides the best indicator of fair value, by utilizing market prices and other relevant metrics for comparable publicly traded companies with similar operating and investment characteristics and recent transactions of similar businesses within the industry.  Significant estimates and assumptions were used in this assessment including projected revenue and operating income growth rates, profitability projections, determination of comparable publicly traded companies, and revenue and earnings multiples derived from comparable publicly traded companies and from recent acquisitions within our industry.  As part of our quantitative approach, the Company evaluated whether there are reasonably likely changes to management’s estimates and assumptions that would have a material impact on the results of the goodwill impairment assessment.  As of July 1, 2015, the fair value of each of the Company’s reportable business segments was substantially in excess of their respective carrying amounts, and therefore, no goodwill impairment resulted from the assessment.

Other than goodwill and indefinite-lived trade name intangible assets with a value of approximately $52.3, the Company’s intangible assets are subject to amortization.  A summary of the Company’s amortizable intangible assets as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$317.7	$114.5	$299.8	$92.3
Proprietary technology	53.8	29.8	53.8	26.5
License agreements	6.0	6.0	6.0	6.0
Backlog and other	19.7	19.2	19.7	19.0
Total	$397.2	$169.5	$379.3	$143.8

Customer relationships, proprietary technology, license agreements, and backlog and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 2 years, respectively, for an aggregate weighted average useful life of approximately 10 years at September 30, 2015.

Intangible assets are included in Intangibles and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended September 30, 2015 and 2014 was approximately $8.9 and $6.2, respectively.  The amortization expense for the nine months ended September 30, 2015 and 2014 was approximately $25.6 and $20.7, respectively.  As of September 30, 2015, amortization expense estimated for the remainder of 2015 is approximately $8.9 and for each of the next five fiscal years is approximately $35.3 in 2016, $34.9 in 2017, $30.8 in 2018, $26.6 in 2019 and $23.4 in 2020.

Note 12—Debt

The Company’s debt consists of the following:

	September 30, 2015		December 31, 2014
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
$1,500.0 Revolving Credit Facility	$—	$—	$—	$—
$1,500.0 Commercial Paper Program	852.3	852.3	671.0	671.0
$200.0 Credit Agreement	N/A	N/A	—	—
1.55% Senior Notes due September 2017	374.8	374.8	374.7	373.0
2.55% Senior Notes due January 2019	749.2	758.0	749.1	754.9
3.125% Senior Notes due September 2021	374.7	375.1	374.7	375.3
4.00% Senior Notes due February 2022	499.2	516.6	499.1	524.5
Notes payable to foreign banks and other debt	3.2	3.2	5.3	5.3
Total debt	2,853.4	2,880.0	2,673.9	2,704.0
Less current portion	(0.4)	(0.4)	(1.6)	(1.6)
Total long-term debt	$2,853.0	$2,879.6	$2,672.3	$2,702.4

Credit Facilities and Commercial Paper Program

The Company has a $1,500.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018 which gives the Company the ability to borrow at a spread over LIBOR.  Additionally, the Company had a $200.0 unsecured credit facility which expired in the second quarter of 2015 and was not renewed.

The Company has a commercial paper program (the “Program”) pursuant to which it issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements.  Amounts available under the Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis.  The Program was rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The maximum aggregate principal amount of the Commercial Paper outstanding under the Program at any time is $1,500.0.  The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Revolving Credit Facility.  The carrying value of Commercial Paper borrowings approximated their fair value given that the Commercial Paper is actively traded.  As such, the Commercial Paper is classified as Level 1 in the fair value hierarchy (Note 13).  The average interest rate on the Commercial Paper as of September 30, 2015 was 0.48%.

Senior Notes

All of the Company’s outstanding senior notes, which are listed in the table above, are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the senior notes is payable semiannually. The Company may, at its option, redeem some or all of any series senior notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium. The fair value of the senior notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 13).

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at September 30, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements at September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$22.1	$22.1	$—	$—
Forward contracts	21.2	—	21.2	—
Total	$43.3	$22.1	$21.2	$—

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$360.7	$360.7	$—	$—
Forward contracts	11.0	—	11.0	—
Total	$371.7	$360.7	$11.0	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amount recognized in accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the nine month periods ended September 30, 2015 and 2014 was not material.  The fair value of the forward contracts are recorded within other current assets in the accompanying Condensed Consolidated Balance Sheets.

Note 14—Income Taxes

The provision for income taxes for the third quarter and the first nine months of 2015 was at an effective rate of 26.5% and 26.7%, respectively.  Excluding the net impact of acquisition-related expenses, the effective tax rate in both the third quarter and the first nine months of 2015 was 26.5%.  The provision for income taxes for the third quarter and the first nine months of 2014 was at an effective rate of 26.8% and 26.6%, respectively.  Excluding the net impact of acquisition-related expenses, the effective tax rate in both the third quarter and the first nine months of 2014 was 26.5%.

The Company is present in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2011 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2015, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $19.8, which is included in accrued pension benefit obligations and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $3.7.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

Net sales were $1,459.6 in the third quarter of 2015 compared to $1,358.7 in the third quarter of 2014, an increase of 7% in U.S. dollars, 11% in local currencies and 5% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Net sales for the first nine months of 2015 were $4,138.2 compared to $3,919.0 in the same period in 2014, an increase of 6% in U.S. dollars, 9% in local currencies and 3% organically over the prior year period.  Sales in the Interconnect Products and Assemblies segment in the third quarter of 2015 (approximately 94% of sales) increased 9% in U.S. dollars and 12% in local currencies compared to the same period in 2014 ($1,378.2 in 2015 versus $1,268.6 in 2014) and 7% in U.S. dollars and 10% in local currencies in the first nine months of 2015 compared to the same period in 2014 ($3,889.5 in 2015 versus $3,650.1 in 2014).  The sales growth was driven primarily by increases in the mobile devices, automotive, information technology and data communications equipment and industrial markets, with contributions from both organic growth and the Company’s acquisition program, partially offset by decreases in sales in the mobile networks, commercial aerospace and military markets.  Sales in the Cable Products and Solutions segment in the third quarter of 2015 (approximately 6% of sales) decreased 10% in U.S. dollars and 3% in local currencies compared to the same period in 2014 ($81.4 in 2015 versus $90.1 in 2014), and decreased 8% in U.S. dollars and 3% in local currencies in the first nine months of 2015 compared to the same period in 2014 ($248.7 in 2015 versus $268.9 in 2014).  Cable Products and Solutions sales are primarily in the broadband communications market and the decreases are primarily related to a slowdown in spending by cable operators.

Geographically, sales in the United States in the third quarter and first nine months of 2015 increased approximately 1% and 4%, respectively, compared to the same periods in 2014 ($438.7 and $1,278.9, respectively, in 2015 versus $434.3 and $1,231.0, respectively, in 2014).  International sales in the third quarter and first nine months of 2015 increased approximately 10% and 6% in U.S. dollars, respectively, and 15% and 11% in local currencies, respectively, compared to the same periods in 2014 ($1,020.9 and $2,859.3, respectively, in 2015 versus $924.3 and $2,688.0, respectively, in 2014). The comparatively stronger U.S. dollar for the third quarter and first nine months of 2015 had the effect of decreasing sales by approximately $47.8 and $149.0, respectively, when compared to foreign currency translation rates for the same periods in 2014.

The gross profit margin as a percentage of sales was 31.8% and 31.9% for the third quarter and first nine months of 2015, compared to 31.8% and 31.6% for the third quarter and first nine months of 2014, respectively.  The increase in gross profit margin as a percentage of sales for the first nine months of 2015 relates primarily to higher gross profit margins in the Interconnect Products and Assemblies segment reflecting the benefit of higher volumes and cost reduction actions.

Selling, general and administrative expenses increased to $169.2 and $499.7 or 11.6% and 12.1% of net sales for the third quarter and first nine months of 2015, respectively, compared to $161.3 and $476.9 or 11.9% and 12.2% of net sales for the third quarter and first nine months of 2014, respectively.  Administrative expenses represented approximately 4.8% and 4.9% of net sales for the third quarter and first nine months of 2015, respectively, and represented approximately 5.2% and 4.7% of net sales for the third quarter and first nine months of 2014, respectively.  The increase in administrative expenses for the first nine months of 2015 compared to the same periods in 2014 related primarily to increases in the amortization of identified intangible assets as well as stock-based compensation expense.  Research and development expenses represented approximately 2.0% and 2.2% of net sales for the third quarter and first nine months of 2015, respectively, and represented approximately 1.8% and 2.3% of net sales for the third quarter and first nine months of 2014, respectively.  Selling and marketing expenses represented 4.8% and 5.0% of net sales for the third quarter and first nine months of 2015, respectively, and 4.9% and 5.1% of net sales for the third quarter and first nine months of 2014, respectively.

Operating income was $294.8 or 20.2% and $815.7 or 19.7% of net sales for the third quarter and first nine months of 2015, respectively, compared to $267.8 or 19.7% and $755.8 or 19.3% of net sales for the third quarter and first nine months of 2014, respectively.  Operating income for the first nine months of 2015 includes $5.7 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) for professional fees and other external expenses related to acquisitions closed and announced during the second quarter of 2015.  For the nine months ended September 30, 2015, these expenses had an impact on net income of $5.7, or $0.02 per share.  Operating income for the three and nine months ended September 30, 2014 is net of $2.5 and $4.6, respectively, of acquisition-related expenses, including $2.0 incurred in the first quarter of 2014 related to the amortization of the value associated with acquired backlog relating to a 2013 acquisition as well as $2.5 incurred in the third quarter of 2014 for transaction costs related to a 2014 acquisition (separately presented in the Condensed Consolidated Statements of Income).  For the

three and nine months ended September 30, 2014, these expenses had an impact on net income of $2.5 ($0.01 per share) and $3.8 ($0.02 per share), respectively.  Excluding these expenses, operating income was $294.8 or 20.2% of net sales and $821.4 or 19.8% of net sales for the third quarter and first nine months of 2015, respectively, and $270.3 or 19.9% and $760.4 or 19.4% of net sales for the third quarter and first nine months of 2014, respectively.  Operating income for the Interconnect Products and Assemblies segment for the third quarter and first nine months of 2015 was $307.4 or 22.3% of net sales and $856.3 or 22.0% of net sales, respectively, compared to $279.8 or 22.1% of net sales and $786.8 or 21.6% of net sales for the third quarter and first nine months of 2014, respectively.  This increase in operating income margin is driven primarily by the positive impact of higher gross profit margins as well as a reduction of selling, general and administrative expenses as a percentage of net sales, as described above.  In addition, the operating income for the Cable Products and Solutions segment for the third quarter and first nine months of 2015 was $10.2 or 12.5% of net sales and $30.2 or 12.1% of net sales, respectively, compared to $11.3 or 12.5% of net sales and $33.6 or 12.5% of net sales, respectively, in the same periods in 2014.  The decrease in operating income margin for the Cable Products and Solutions segment for the first nine months of 2015, compared to the same period in 2014 was primarily as a result of lower volumes.

Interest expense for the third quarter and first nine months of 2015 was $17.0 and $51.1, respectively, compared to $21.1 and $60.2 for the same periods in 2014.  The decreases are primarily attributable to the benefit of lower average borrowing rates resulting from the new commercial paper program and the senior note issuance in the third quarter of 2014 which replaced a higher rate note maturity.  This benefit more than offset the impact of higher average debt levels which resulted from the Company’s acquisitions and stock buyback programs.

Other income, net, decreased to $4.2 and $12.5 for the third quarter and first nine months of 2015, respectively, compared to $4.8 and $13.0 for the same periods in 2014, primarily related to lower interest income on cash equivalents and short-term investments.

The provision for income taxes for the third quarter and the first nine months of 2015 was at an effective rate of 26.5% and 26.7%, respectively.  Excluding the net impact of acquisition-related expenses, the effective tax rate in both the third quarter and the first nine months of 2015 was 26.5%.  The provision for income taxes for the third quarter and the first nine months of 2014 was at an effective rate of 26.8% and 26.6%, respectively.  Excluding the net impact of acquisition-related expenses, the effective tax rate in both the third quarter and the first nine months of 2014 was 26.5%.

Liquidity and Capital Resources

Cash flow provided by operating activities was $708.2 in the first nine months of 2015 compared to $607.4 in the same 2014 period.  The increase in cash flow provided by operating activities for the first nine months of 2015 compared to the same 2014 period is primarily due to an increase in net income and a lower increase in the components of working capital.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $7.0 in the first nine months of 2015 due primarily to increases in accounts receivable and inventory of $65.1 and $31.7, respectively, which were partially offset by a decrease in prepaid and other current assets of $13.0, and increases in accounts payable and accrued liabilities of $46.7 and $30.1, respectively.  The components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $24.3 in the first nine months of 2014 due primarily to an increase in accounts receivable, inventory, and prepaid and other current assets of $73.4, $36.9, and $16.9, respectively, which were partially offset by an increase in accounts payable and accrued liabilities of $37.5 and $65.4, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2015 as compared to December 31, 2014.  Accounts receivable increased $39.6 to $1,163.3 primarily due to higher sales levels and the impact of acquisitions, which was partially offset by the effect of translation resulting from exchange rate changes at September 30, 2015 compared to December 31, 2014 (“Translation”).  Days sales outstanding were approximately 71 days at September 30, 2015 and December 31, 2014.  Inventories increased $22.1 to $887.7 partially due to the impact of acquisitions and increased sales activity in the third quarter.  Inventory days at September 30, 2015 and December 31, 2014 were 80 and 79 days, respectively.  Other current assets increased $28.4 to $213.6 primarily due to increases in the fair value of outstanding forward contracts and other receivables.  Land and depreciable assets, net, increased $21.0 to $611.7 primarily due to capital expenditures of $130.8, offset by depreciation of $98.7 and Translation.  Goodwill increased $89.6 to $2,706.3 primarily as a result of goodwill recognized related to three acquisitions in the Interconnect Products and Assemblies segment in the first nine months of 2015, partially offset by Translation.  Accounts payable increased $43.1 to $661.5 primarily as a result of an increase in purchasing activity in the third quarter and the impact of acquisitions, which were partially offset by Translation.  Payable days at September 30, 2015 and December 31, 2014 were 60 and 57 days, respectively.

For the first nine months of 2015, cash flow provided by operating activities of $708.2, net sales and maturities of short-term investments of $337.6, net borrowings of $180.1 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $55.2 were used to fund acquisition-related payments of $199.8, purchases of treasury stock of

$195.6, capital expenditures (net of disposals) of $124.1, dividend payments of $116.1, and payments to shareholders of noncontrolling interests of $6.1, which resulted in an increase in cash and cash equivalents of $606.7, net of Translation.  Translation had the impact of decreasing cash and cash equivalents by $32.7 in the first nine months of 2015.  For the first nine months of 2014, cash flow provided by operating activities of $607.4, net borrowings of $480.2, and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $118.4 were used to fund acquisition-related payments of $468.0, purchases of treasury stock of $400.8, capital expenditures (net of disposals) of $160.5, dividend payments of $101.9, net purchases of short-term investments of $68.4, and payments to shareholders of noncontrolling interests of $3.6, which resulted in a decrease in cash and cash equivalents of $13.8, net of Translation.  Translation had the impact of decreasing cash and cash equivalents by $16.6 in the first nine months of 2014.

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths.  As a result, the Company has flexibility to meet its financial commitments.  The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity.  The Company’s debt financing includes the use of a commercial paper program, the Revolving Credit Facility and senior notes as part of its overall cash management strategy.  The Company has a history of borrowing funds domestically and currently has the ability to borrow funds at reasonable interest rates.  The Company has a $1,500.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018.  The interest rate on borrowings under the Revolving Credit Facility is at a spread over LIBOR.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2015, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  There were no borrowings under the Revolving Credit Facility as of September 30, 2015.

Pursuant to the terms of the commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements (the “Commercial Paper Program”).  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program was rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility. The maximum aggregate principal amount of the commercial paper notes that may be outstanding under the Commercial Paper Program at any time is $1,500.0 and commercial paper notes outstanding as of September 30, 2015 was $852.3.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

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

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, dividends, funding of pension obligations, repurchase of its Common Stock, and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions, including the acquisition of FCI as discussed below.  The Company generally pays a quarterly dividend on its Common Stock.  In the third quarter of 2014, the Board of Directors approved an increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend and in July 2015, approved a further increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with the third quarter 2015 dividend.  For the three and nine months ended September 30, 2015, the Company paid dividends of $38.6 and $116.1, respectively, and declared dividends in the amount of $43.2 and $120.5, respectively.  For the three and nine months ended September 30, 2014, the Company paid dividends in the amount of $70.5 and $101.9, respectively, and declared dividends in the amount of $39.1 and $101.9, respectively.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Commercial Paper Program.

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  The price and timing of any such purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.  During the nine months ended September 30, 2015, the Company repurchased 3.5 million shares of Common Stock for approximately $195.6.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of Common Stock through October 31, 2015.  At October 31, 2015, approximately 6.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.

For the three and nine months ended September 30, 2015, the Company made cash contributions to the U.S. Plans of approximately $16.0, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2015 of approximately $22.0, the majority of which is to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

FCI Acquisition

On July 17, 2015, the Company entered into a sale and purchase agreement, agreeing to acquire all of the issued share capital of FCI Asia Pte Ltd (“FCI”) for an aggregate purchase price of $1,275 in cash, subject to a closing adjustment.  The acquisition is expected to close by the end of 2015, subject to certain regulatory consents and approvals.  The Company expects to finance the acquisition through a combination of cash and debt.  FCI is headquartered in Singapore and is a global leader in interconnect solutions for the telecom, datacom, wireless communications and industrial markets.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2014 Annual Report.  Throughout the year, the Company may borrow under its Revolving Credit Facility and Commercial Paper Program, each of which bears interest at or trades at rates that fluctuate with LIBOR.  Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates.  As of September 30, 2015, there were no LIBOR-based borrowings outstanding under the Revolving Credit Facility and borrowings under the Commercial Paper Program were at an average rate of 0.48%.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2015, although there can be no assurances that interest rates will not change significantly.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  The price and timing of any such purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  During the three and nine months ended September 30, 2015, the Company repurchased 1.0 million and 3.5 million shares of Common Stock for approximately $51.9 million and $195.6 million, respectively.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of Common Stock through October 31, 2015.  At October 31, 2015, approximately 6.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.  The table below reflects the Company’s stock repurchases for the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015	—	$—	—	7,465,400
August 1 to August 31, 2015	—	—	—	7,465,400
September 1 to September 30, 2015	1,000,000	51.93	1,000,000	6,465,400
Total	1,000,000	$51.93	1,000,000	6,465,400

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

3.1	Restated Certificate of Incorporation of Amphenol Corporation, dated October 30, 2015. **
3.2	Amphenol Corporation, Third Amended and Restated By-Laws dated April 25, 2014 (filed as Exhibit 99.1 to the Form 8-K on April 28, 2014).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
4.3	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes Pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed January 30, 2014).*
4.4

Officer’s Certificate, dated September 12, 2014, establishing both the 1.550% Senior Notes due 2017 and the 3.125% Senior Notes due 2021 pursuant to the Indenture (filed as Exhibit 4.2 to Form 8-K filed on September 12, 2014).*

10.1	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.2	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.3	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K on May 23, 2014).*
10.4	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.5	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.6	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 (filed as Exhibit 10.25 to the December 31, 2010 10-K).*
10.7	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated May 23, 2012 (filed as Exhibit 10.18 to the June 30, 2012 10-Q).*
10.8

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

10.10	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011, dated April 24, 2013 (filed as Exhibit 10.19 to the March 31, 2013 10-Q).*
10.11	Fifth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 dated December 11, 2013 (filed as Exhibit 10.19 to the December 31, 2013 10-K).*
10.12	Sixth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 dated December 4, 2014 (filed as Exhibit 10.36 to the December 31, 2014 10-K).*
10.13	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.14	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.15	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.16	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.17	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.18	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.19	2015 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.17 to the March 31, 2015 10-Q). *
10.20	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K on May 23, 2014).*
10.21

Credit Agreement, dated as of August 13, 2010, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 18, 2010).*

10.22

First Amendment to Credit Agreement, dated as of June 30, 2011, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and Bank of America, N.A. acting as the administrative agent (filed as Exhibit 10.38 to the June 30, 2011 10-Q).*

10.23	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009
(filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.24

Agreement and Plan of Merger among Amphenol Acquisition Corporation, Allied Corporation and the Company, dated April 1, 1987, and the Amendment thereto dated as of May 15, 1987 (filed as Exhibit 2 to the 1987 Registration Statement).*

10.25	Settlement Agreement among Allied Signal Inc., the Company and LPL Investment Group, Inc. dated November 28, 1988 (filed as Exhibit 10.20 to the 1991 Registration Statement).*
10.26	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011 (filed as Exhibit 10.32 to the December 31, 2011 10-K).*
10.27

First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012 (filed as Exhibit 10.36 to the June 30, 2012 10-Q).*

10.28

Second Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated April 10, 2012 (filed as Exhibit 10.37 to the June 30, 2012 10-Q).*

10.29

Third Amendment to The Amphenol Corporation Profit Sharing/401(K) Plan Adoption Agreement as amended and restated effective October 1, 2013, dated September 20, 2013 (filed as Exhibit 10.40 to the December 31, 2013 10-K)*

10.30	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.31	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
10.32

Third Amendment to Credit Agreement, dated as of July 1, 2013, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 8, 2013).*

10.33

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

Date: November 5, 2015