Form 10-K
period 2015-12-31
AMPHENOL CORP /DE/
filed 2016-02-19
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-10879

AMPHENOL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	22-2785165 (I.R.S. Employer Identification No.)

358 Hall Avenue, Wallingford, Connecticut 06492

203-265-8900

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.001 par value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $15,287 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2015.

As of January 31, 2016, the total number of shares outstanding of Registrant’s Class A Common Stock was 308,038,077.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

General

Amphenol Corporation (together with its subsidiaries, “Amphenol” or the “Company”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable. The Company estimates, based on reports of industry analysts, that the worldwide sales of interconnect and sensor-related products were approximately $130 billion in 2015.

The Company was incorporated in 1987. Certain predecessor businesses, which now constitute part of the Company, have been in business since 1932.

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. The Company operates through two reporting segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions.  The Interconnect Products and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.  Interconnect products include connectors, which when attached to an electrical, electronic or fiber optic cable, a printed circuit board or other device, facilitate transmission of power or signal.  Value-add systems generally consist of a system of cable, flexible circuits or printed circuit boards and connectors for linking electronic equipment.  The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-added products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.

The table below provides a summary of our reporting segments, the 2015 net sales contribution of each segment, the primary industry and end markets that we service and our key products:

Reporting Segment	Interconnect Products and Assemblies	Cable Products and Solutions

% of 2015 Net Sales:	94%	6%

Primary End Markets	• Automotive • Broadband Communications • Commercial Aerospace • Industrial • Information Technology and Data Communications • Military • Mobile Devices • Mobile Networks	• Automotive • Broadband Communications • Industrial • Information Technology and Data Communications • Mobile Networks

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

•                  production-related accessories

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

•                  Pursue strategic acquisitions and investments - The Company believes that the interconnect and sensor industry is highly fragmented and continues to provide significant opportunities for strategic acquisitions.  Accordingly, we continue to pursue acquisitions of high-growth potential companies with strong management teams that complement our existing business while further expanding our product lines, technological capabilities and geographic presence.  Furthermore, we seek to enhance the performance of acquired companies by leveraging Amphenol’s business strategy and access to low-cost manufacturing around the world.  In 2015, the Company invested approximately $200 million primarily in three separate acquisitions in the automotive, military, commercial aerospace and industrial markets, which broadened and enhanced the Company’s customer base and product offerings in these markets.  In addition, in January 2016, the Company completed the acquisition of FCI Asia Pte Ltd (“FCI”) for an aggregate purchase price of approximately $1,179 million, net of cash acquired (subject to closing adjustments), which further strengthened our customer base and product offerings in the information technology and data communications, industrial, mobile networks, automotive and mobile devices markets.

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

Automotive - Amphenol is a leading supplier of advanced interconnect systems and sensors for a growing array of automotive applications.  In addition, Amphenol has developed advanced technology solutions for hybrid-electric vehicles and is working with leading global customers to proliferate these advanced interconnect products into next-generation automobiles.  Sales into the automotive market represented approximately 18% of the Company’s net sales in 2015 with sales into the following primary end applications:

•                  engine management and control

•                  exhaust monitoring and cleaning

•                  hybrid-electric vehicles

•                  infotainment and communications

•                  lighting

•                  safety and security systems

•                  telematics systems

Broadband Communications - Amphenol is a world leader in broadband communication products for the cable, satellite and telco video and data networks, with industry-leading engineering, design and manufacturing expertise. The Company offers a wide range of products to service the broadband market, from customer premises cables and interconnect devices to distribution cable and fiber optic components, as well as interconnect products integrated into headend equipment.  Sales into the broadband communications market represented approximately 6% of the Company’s net sales in 2015 with sales into the following primary end applications:

•                  cable modems

•                  cable, satellite and telco networks

•                  high-speed internet hardware

•                  network switching equipment

•                  satellite interface devices

•                  set top boxes

Commercial Aerospace - Amphenol is a leading provider of high-performance interconnect systems and components to the commercial aerospace market.  In addition to connector and interconnect assembly products, the Company also provides rigid and flexible printed circuits as well as high technology cable management products.  All of Amphenol’s products are specifically designed to operate in the harsh environments of commercial aerospace while also providing substantial weight reduction, simplified installation and minimal maintenance procedures.  Sales into the commercial aerospace market represented approximately 6% of the Company’s net sales in 2015 with sales into the following primary end applications:

•                  aircraft and airframe power distribution

•                  avionics

•                  controls and instrumentation

•                  engines

•                  in-flight entertainment

•                  lighting and control systems

•                  wire bundling and cable management

Industrial - Amphenol is a technology leader in the design, manufacture and supply of high-performance interconnect systems, sensors and antennas for a broad range of industrial applications.  Amphenol’s core competencies include application-specific industrial interconnect solutions utilizing integrated assemblies, including with both cable and flexible printed circuits, as well as high-power interconnects requiring advanced engineering and system integration.  In particular, our innovative solutions facilitate the increasing demands of embedded computing and power distribution. Sales into the industrial market represented approximately 17% of the Company’s net sales in 2015 with sales into the following primary end applications:

•                  alternative and traditional energy generation

•                  batteries and hybrid drive systems

•                  factory and machine tool automation

•                  geophysical

•                  heavy equipment

•                  instrumentation

•                  internet of things

•                  LED lighting

•                  marine

•                  medical equipment

•                  power distribution

•                  rail mass transit

Information Technology and Data Communications - Amphenol is a global provider of interconnect solutions to designers and manufacturers of internet-enabling systems.  With our industry-leading high speed, power and fiber optic technologies, together with superior simulation and testing capability and cost effectiveness, Amphenol leads the way in interconnect development for the information technology (“IT”) and datacom market. Whether industry standard or application-specific designs are required, Amphenol provides customers with products that enable performance at the leading edge of next-generation, high-speed, power and fiber optics technology.  Sales into the IT and datacom market represented approximately 16% of the Company’s net sales in 2015 with sales into the following primary end applications:

•                  cloud computing and data centers

•                  internet appliances

•                  optical and copper networking equipment

•                  servers

•                  storage systems

Military - Amphenol is a world leader in the design, manufacture and supply of high-performance interconnect systems and antennas for harsh environment military applications. Such products require superior performance and reliability under conditions of stress and in hostile environments such as rapid and severe temperature changes, vibration, pressure, humidity and nuclear radiation.  Amphenol provides an unparalleled product breadth, from military specification connectors to customized high-speed board level interconnects; from flexible to rigid printed circuit boards; from backplane systems to completely integrated assemblies.  Amphenol is a technology leader, participating in major programs from the earliest inception across each phase of the production cycle.  Sales into the military market represented approximately 10% of the Company’s net sales in 2015 with sales into the following primary end applications:

•                  avionics

•                  communications

•                  engines

•                  ground vehicles and tanks

•                  homeland security

•                  naval

•                  ordnance and missile systems

•                  radar systems

•                  rotorcraft

•                  satellite and space programs

•                  unmanned aerial vehicles

Mobile Devices - Amphenol designs and manufactures an extensive range of interconnect products, antennas and electromechanical components found in a wide array of mobile computing devices.  Amphenol’s capability for high-volume production of these technically demanding, miniaturized products, combined with our speed of new product introduction, are critical drivers of the Company’s long-term success in this market.  Sales into the mobile devices market represented approximately 19% of the Company’s net sales in 2015 with sales into the following primary end applications:

•                  mobile and smart phones, including wearable devices and other accessories

•                  mobile computing devices, including laptops, tablets, ultrabooks and e-readers

•                  production-related products

Mobile Networks - Amphenol is a leading global interconnect solutions provider to the mobile networks market.  The Company offers a wide product portfolio.  The Company’s products are used in virtually every wireless communications standard, including 3G, 3.5G, 4G, LTE, TD-LTE, 5G and other future IP-based solutions.  In addition, the Company works with service providers around the world to offer an array of antennas and installation-related site solution interconnect products.  Sales into the mobile networks market represented approximately 8% of the Company’s net sales in 2015 with sales into the following primary end applications:

•                  cellular base stations

•                  cell site antenna systems

•                  combiners, filters and amplifiers

•                  core network controllers

•                  mobile switches

•                  radio links

•                  wireless routers

Customers and Geographies

The Company manufactures and sells a broad portfolio of products on a global basis to customers in various industries. Our customers include many of the leaders in their respective industries, and our relationships with them typically date back many years. We believe that our diversified customer base provides us an opportunity to leverage our skills and experience across markets and reduces our exposure to particular end markets.  Additionally, we believe that the diversity of our customer base is an important strength of the Company.

There has been a trend on the part of original equipment manufacturer (“OEM”) customers to consolidate their lists of qualified suppliers to companies that have the ability to meet certain quality, delivery and other standards while maintaining competitive prices.  The Company has positioned its global resources to compete effectively in this environment.  As an industry leader, the Company has established close working relationships with many of its customers on a global basis. These relationships allow the Company to better anticipate and respond to these customer needs when designing new products and new technical solutions. By working with customers in developing new products and technologies, the Company is able to identify and act on trends and leverage knowledge about next-generation technology across our portfolio of products.  In addition, the Company has concentrated its efforts on service, procurement and manufacturing improvements designed to increase product quality and lower product lead-time and cost.  For a discussion of risks related to the Company’s sales to OEMs, see the risk factor titled “The Company is dependent on the communications industry, including information technology and data communications, wireless communications and broadband communications” in Part I, Item 1A herein.

The Company’s products are sold to thousands of OEMs in approximately 70 countries throughout the world. The Company also sells certain products to electronic manufacturing services (“EMS”) companies, to original design manufacturers (“ODMs”) and to communication network operators.  During the year ended December 31, 2015, aggregate sales to Apple Inc., including sales of products to EMS companies and subcontractors that the Company believes are manufacturing products on their behalf, accounted for approximately 11% of our net sales.  No single customer accounted for 10% or more of the Company’s net sales for the years ended December 31, 2014 or 2013.

The Company sells its products through its own global sales force, independent representatives and a global network of electronics distributors. The Company’s sales to distributors represented approximately 12% of the Company’s net sales in 2015.  In addition to product design teams and customer collaboration arrangements, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

Manufacturing

The Company is a global manufacturer employing advanced manufacturing processes including molding, stamping, plating, turning, extruding, die casting and assembly operations and proprietary process technology for specialty and coaxial cable production and sensor fabrication. Outsourcing of certain manufacturing processes is used when cost-effective. Substantially all of the Company’s manufacturing facilities are certified to the ISO9000 series of quality standards, and many of the Company’s manufacturing facilities are certified to other quality standards, including QS9000, ISO14000, TS16949 and TS16469.

The Company’s manufacturing facilities are generally vertically integrated operations from the initial design stage through final design and manufacturing.  The Company has an established manufacturing presence in approximately 30 countries.  Our global coverage positions us near many of our customers’ locations and allows us to assist them in consolidating their supply base and lowering their production costs. In addition, the Company generally relies on local general management in every region, which we believe creates a strong degree of organizational stability and deeper understanding of local markets. We believe our balanced geographic distribution lowers our exposure to any particular geography.  The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Asia, Australia and Africa.  The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

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

Net sales by geographic region as a percentage of our total net sales were as follows:

	For the Years Ended
	2015	2014	2013
United States	30%	31%	31%
China	30%	27%	27%
Other international locations	40%	42%	42%
Total	100%	100%	100%

Net sales by geographic region are based on the customer location to which the product is shipped.

Research and Development

The Company generally implements its product development strategy through product design teams and collaboration arrangements with customers, which result in the Company obtaining approved vendor status for its customers’ new products and programs.  The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one- to three-year period.  The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue.  By developing application specific products, the Company has decreased its exposure to standard products, which generally experience greater pricing pressure.

At the end of 2015, our research, development, and engineering efforts are supported by approximately 1,800 employees and are performed primarily by individual operating units focused on specific markets and technologies.  The Company’s research and development expense for the creation of new and improved products and processes was $124.7 million, $114.8 million and $103.4 million for 2015, 2014 and 2013, respectively.

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

Competition

The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time.  Primary competitors within the Interconnect Products and Assemblies segment include TE Connectivity, Molex, Yazaki, Foxconn, Sensata, JST, Delphi, Hirose and JAE, among others. Primary competitors within the Cable Products and Solutions segment include Commscope and Belden, among others.  In addition, the Company competes with a large number of smaller companies who compete in specific geographies, markets or products.

Backlog

The Company estimates that its backlog of unfilled orders as of December 31, 2015 was approximately $1,121 million compared with backlog of approximately $1,043 million as of December 31, 2014.  Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may generally be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications related markets (including wireless communications, information technology and data communications) and broadband communications and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2015, the Company had approximately 50,700 employees worldwide, of which approximately 40,300 were located in lower cost regions.  Approximately 42,000 of the Company’s employees worldwide were hourly employees with the remainder being salaried employees. The Company believes that it has a good relationship with its unionized and non-unionized employees.

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

Item 1A. Risk Factors

Investors should carefully consider the risks described below and all other information in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair the Company’s business, operations, liquidity and financial condition.

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

Approximately 49% of the Company’s 2015 net sales came from sales to the communications industry, including information technology and data communication, wireless communications and broadband communications, with 19% of the Company’s 2015 net sales coming from sales to the mobile device market. Demand for these products is subject to rapid technological change (see below—“The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant pressure on their suppliers, including the Company. Furthermore, there has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have the ability to meet certain quality, delivery and other standards while maintaining competitive prices.  There can be no assurance that the Company will be able to meet these standards or maintain competitive pricing and therefore continue to compete successfully in the communications industry.  The Company’s failure to do so could have an adverse effect on the Company’s business, financial condition and results of operations.

Approximately 6% and 8% of the Company’s 2015 net sales came from sales to the broadband communications and mobile networks markets, respectively.  Demand for the Company’s products in these markets depends primarily on capital spending by operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, consolidation within the communications industry, the financial condition of operators and their access to financing, competition, technological developments, new legislation and regulation of operators. There can be no assurance that existing levels of capital spending will continue or that spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 10% of the Company’s 2015 net sales came from sales to the military market. The Company participates in a broad spectrum of defense programs and believes that no one program accounted for more than 1% of its 2015 net sales. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. The Company’s sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A significant decline in U.S. defense expenditures and foreign government defense expenditures could have an adverse effect on the Company’s business, financial condition and results of operations.

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

The Company estimates that products introduced in the last two years accounted for approximately 25% of 2015 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails to or is significantly delayed in introducing new product line concepts or if the Company’s new products are not met with market acceptance, its business, financial condition and results of operations may be adversely affected.

Covenants in the Company’s credit agreements may adversely affect the Company.

The Credit Agreement, dated as of July 31, 2013, among the Company, certain subsidiaries of the Company and a syndicate of financial institutions (the “Revolving Credit Facility”) and which also backstops the Company’s commercial paper program, contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. Although the Company believes none of these covenants is presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility. Upon the occurrence of an event of default under any of the Company’s credit facilities, the lenders could elect to declare amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Revolving Credit Facility and other indebtedness.  As of December 31, 2015, the Company had outstanding borrowings under the Revolving Credit Facility and the commercial paper program of nil and $823.9 million, respectively.

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

The Company’s ability to invest in its business and make strategic acquisitions requires access to the capital markets. If general economic and capital market conditions deteriorate significantly, it could impact the Company’s ability to access the capital markets. While the Company has not encountered any financing difficulties, the capital and credit markets have experienced significant volatility in recent years.  Market conditions could make it more difficult to access capital to finance investments and acquisitions.  As such, this could adversely affect the Company’s results of operations, financial condition and cash flows.

The Company’s results may be negatively affected by changing interest rates.

The Company is subject to interest rate volatility with regard to existing and future issuances of debt. The Company monitors the mix of fixed-rate and variable-rate debt, as well as the mix of short-term and long-term debt. As of December 31, 2015, $828.9 million, or 29% of the Company’s outstanding borrowings, were subject to floating interest rates, primarily due to changes in LIBOR.

As of December 31, 2015, the Company had the following unsecured Senior Notes outstanding:

Principal Amount (in millions)	Fixed Interest Rate	Maturity
$375.0	1.55%	September 2017
750.0	2.55%	January 2019
375.0	3.125%	September 2021
500.0	4.00%	February 2022

A 10% change in LIBOR at December 31, 2015 would have no material effect on the Company’s interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2016, although there can be no assurance that interest rates will not change significantly.

The Company’s results may be negatively affected by foreign currency exchange rates.

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies including possible currency devaluations. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations, which could have an adverse effect on the Company’s results of operations and financial condition.

The Company is subject to the risks of political, economic and military instability in countries outside the United States.

Non-U.S. markets account for a substantial portion of the Company’s business.  During 2015, non-U.S. markets constituted approximately 70% of the Company’s net sales, with China constituting approximately 30% of the Company’s net sales. The Company employs approximately 90% of its workforce outside the United States. The Company’s customers are located throughout the world and it has many manufacturing, administrative and sales facilities outside the United States. Because the Company has extensive non-U.S. operations as well as significant cash and cash investments held at institutions located outside of the U.S., it is exposed to risks that could negatively affect sales, profitability or the liquidity of such cash and cash investments including:

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

•                  credit risks and other challenges in collecting accounts receivable;

•                  employment regulations and local labor conditions;

•                  difficulties protecting intellectual property;

•                  instability in economic or political conditions, including inflation, recession, currency exchange restrictions and actual or anticipated military or political conflicts; and

•                  the impact of each of the foregoing on outsourcing and procurement arrangements.

The Company may experience difficulties and unanticipated expense of assimilating newly acquired businesses, including the potential for the impairment of goodwill.

The Company has completed a number of acquisitions recently, including the acquisition of FCI Asia Pte Ltd (“FCI”) on January 8, 2016.  The Company anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy.  The Company may experience difficulty and unanticipated expense in integrating such acquisitions and the acquisitions may not perform as expected.  At December 31, 2015, the total assets of the Company were $7,458.4 million, which included $2,692.9 million of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired).  The Company performs annual evaluations for the potential impairment of the carrying value of goodwill.  Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill.

The Company may experience difficulties in obtaining a consistent supply of materials at stable pricing levels, which could adversely affect its results of operations.

The Company uses basic materials like aluminum, steel, copper, titanium, metal alloys, gold, silver, certain rare earth metals and plastic resins, in its manufacturing processes. Volatility in the prices of such materials and availability of supply may have a substantial impact on the price the Company pays for such materials. In addition, to the extent such cost increases cannot be recovered through sales price increases or productivity improvements, the Company’s margins may decline.

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

Cybersecurity incidents on our information technology systems could disrupt business operations, resulting in adverse impacts to our reputation and operating results and potentially lead to litigation.

Global cybersecurity threats to the Company could lead to unauthorized access to the Company’s information technology systems, products, customers, suppliers, and third party service providers.  Cybersecurity incidents could potentially result in the disruption of our business operations, and the misappropriation, destruction, or corruption of critical data and confidential or proprietary technological information.  Despite the Company’s implementation of preventative security measures to prevent, detect, address and mitigate these threats, which includes the continuous monitoring of its information technology systems and networks and maintenance of backup systems, our infrastructure may still be susceptible to disruptions from a cybersecurity incident, security breaches, computer viruses, outages, systems failures, natural disasters, or catastrophic events, any of which could include reputational damage and litigation with third parties, which could adversely affect our business and operating results.  Such threats experienced to date have not had a material impact on the Company’s business.

Changes in general economic conditions and other factors beyond the Company’s control may adversely impact its business and operating results.

The Company’s operations and performance depend significantly on global and regional economic conditions.  The following factors could adversely impact the Company’s business and operating results:

•                  A global economic slowdown in any of the Company’s market segments;

•                  Uncertainty about global and regional economic conditions that result in postponement of spending, in response to tighter credit, financial market volatility and other factors;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s fixed assets include plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses and machinery and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2015, the Company operated a total of approximately 340 plants, warehouses and offices of which (a) the locations in the U.S. had approximately 3.0 million square feet, of which approximately 1.6 million square feet were leased; (b) the locations outside the U.S. had approximately 10.8 million square feet, of which approximately 7.8 million square feet were leased; and (c) the square footage by segment was approximately 13.1 million square feet and approximately 0.7 million square feet for the Interconnect Products and Assemblies segment and the Cable Products and Solutions segment, respectively.

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

Item 3. Legal Proceedings

The Company and its subsidiaries have been named as defendants in several legal actions in which various amounts are claimed arising from normal business activities. Although the potential liability with respect to such legal actions cannot be reasonably estimated, such matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company effected the initial public offering of its Class A Common Stock in November 1991. The Company’s common stock has been listed on the New York Stock Exchange since that time under the symbol “APH.” The following table sets forth on a per share basis the high and low closing sales prices for the common stock for 2015 and 2014 as reported on the New York Stock Exchange.

	2015		2014
	High	Low	High	Low

First Quarter	$60.20	$51.93	$46.63	$42.34
Second Quarter	59.54	55.37	49.10	45.26
Third Quarter	57.45	49.06	52.66	47.33
Fourth Quarter	55.49	50.03	55.45	45.56

The following graph compares the cumulative total return of Amphenol over a period of five years ending December 31, 2015 with the performance of the Standard & Poor’s 500 (“S&P 500”) Stock Index and the Dow Jones U.S. Electrical Components & Equipment (“DJUSEC”) Index.  This graph assumes that $100 was invested in the common stock of Amphenol and each index on December 31, 2010, reflects reinvested dividends and is weighted on a market capitalization basis at the time of each reported data point.  The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast future performance.

As of January 31, 2016, there were 40 holders of record of the Company’s common stock.  A significant number of outstanding shares of common stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its common stock.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on its common stock.  In July 2014, the Board of Directors approved an increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend and in July 2015 approved a further increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with the third quarter 2015 dividend.  Total dividends declared during 2015, 2014 and 2013 were $163.7 million, $140.6 million and $96.8 million, respectively. Total dividends paid in 2015, 2014 and 2013 were $159.3 million, $101.9 million and $96.8 million, respectively, including those declared in the prior year and paid in the current year.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business (including acquisition-related activity), to repurchase shares of its common stock and to repay outstanding indebtedness.

The Company’s Revolving Credit Facility contains financial covenants and restrictions, some of which may limit the Company’s ability to pay dividends, and any future indebtedness that the Company may incur could limit its ability to pay dividends.

The following table summarizes the Company’s equity compensation plan information as of December 31, 2015.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	31,153,731	$37.63	19,205,254
Equity compensation plans not approved by security holders	—	—	—

Total	31,153,731	$37.63	19,205,254

Repurchase of Equity Securities

In January 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  During the year ended December 31, 2015, the Company repurchased 4.5 million shares of its common stock for approximately $248.9 million.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The price and timing of any future purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.  The Company did not repurchase any additional shares of Common Stock through January 31, 2016.  At January 31, 2016, approximately 5.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.  The table below reflects the Company’s stock repurchases for the year ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	—	$—	—	10,000,000
February 1 to February 28, 2015	45,972	53.96	45,972	9,954,028
March 1 to March 31, 2015	1,038,827	57.49	1,038,827	8,915,201
April 1 to April 30, 2015	615,201	56.63	615,201	8,300,000
May 1 to May 31, 2015	834,600	55.82	834,600	7,465,400
June 1 to June 30, 2015	—	—	—	7,465,400
July 1 to July 31, 2015	—	—	—	7,465,400
August 1 to August 31, 2015	—	—	—	7,465,400
September 1 to September 30, 2015	1,000,000	51.93	1,000,000	6,465,400
October 1 to October 31, 2015	—	—	—	6,465,400
November 1 to November 30, 2015	—	—	—	6,465,400
December 1 to December 31, 2015	1,000,000	53.31	1,000,000	5,465,400
Total	4,534,600	$54.88	4,534,600	5,465,400

Item 6.  Selected Financial Data

The following table presents selected consolidated financial data that should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements and accompanying notes included herein. Our consolidated financial information may not be indicative of our future performance.  As described in Note 1 of the Notes to the Consolidated Financial Statements, the Company retrospectively reclassified prior year’s balances to reflect the balance sheet presentation of deferred debt issuance costs and deferred taxes in accordance with recent accounting standards, which impacted the financial condition section below.

(dollars and shares in millions, except per share data)	2015		2014		2013		2012		2011

Operations
Net sales	$5,568.7		$5,345.5		$4,614.7		$4,292.1		$3,939.8
Net income attributable to Amphenol Corporation	763.5	(1)	709.1	(2)	635.7	(3)	555.3	(4)	524.2	(5)
Net income per common share—Diluted	2.41	(1)	2.21	(2)	1.96	(3)	1.69	(4)	1.53	(5)

Financial Condition
Cash, cash equivalents and short-term investments	$1,760.4	(6)	$1,329.6		$1,192.2		$942.5		$648.9
Working capital	2,841.6		2,406.6		1,510.6		1,782.0		1,504.1
Total assets	7,458.4		6,985.9		6,150.1		5,203.1		4,438.1
Long-term debt, including current portion	2,813.5		2,656.2		2,122.2		1,695.6		1,367.6
Shareholders’ equity attributable to Amphenol Corporation	3,238.5		2,907.4		2,859.5		2,430.0		2,171.8
Weighted average shares outstanding—Diluted	316.5		320.4		324.5		327.9		343.7
Cash dividends declared per share	$0.53		$0.45		$0.305		$0.21		$0.03

(1)             Includes acquisition-related expenses of $5.7 ($5.7 after-tax), or $0.02 per share, relating to acquisitions announced and closed in 2015.  Net income per common share-diluted for the year ended December 31, 2015, excluding the effect of this item is $2.43.

(2)             Includes (a) acquisition-related expenses of $4.3 ($4.1 after-tax) relating to 2014 acquisitions and (b) $9.8 ($6.2 after-tax) relating to the acquired backlogs of completed acquisitions for an aggregate impact of $0.04 per share.  Net income per common share-diluted for the year ended December 31, 2014, excluding the effect of these items is $2.25.

(3)             Includes (a) acquisition-related expenses of $6.0 ($4.6 after tax) or $0.01 per share, relating to 2013 acquisitions, (b) $3.6, or $0.01 per share, income tax benefit due primarily to the favorable completion of prior year audits, and (c) an income tax benefit of $11.3, or $0.03 per share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the benefit to the Company of $11.3, or $0.03 per share, relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement.  Net income per common share-diluted for the year ended December 31, 2013, excluding the effect of these items is $1.93.

(4)             Includes (a) acquisition-related expenses of $2.0 ($2.0 after tax) or $0.01 per share, relating to 2012 acquisitions and (b) income tax costs of $11.3, or $0.03 per share, relating to a delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Net income per common share-diluted for the year ended December 31, 2012, excluding the effect of these items is $1.73.

(5)             Includes (a) a tax benefit related to reserve adjustments from the favorable settlement of certain international tax positions and the completion of prior year audits of $4.5, or $0.01 per share, (b) a contingent payment adjustment of approximately $17.8 ($11.2 after tax) or $0.03 per share, (c) a charge for expenses incurred in connection with a flood at the Company’s Sidney, New York facility of $21.5 ($13.6 after tax) or $0.04 per share and (d) acquisition-related expenses of $2.0 ($1.8 after tax) relating to 2011 acquisitions.  Net income per common share-diluted for the year ended December 31, 2011, excluding the effect of these items is $1.53.

(6)             On January 8, 2016, the Company used approximately $1,179, net of cash acquired, of its cash, cash equivalents and short-term investments to fund the acquisition of FCI.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations for the three years ended December 31, 2015, 2014 and 2013 has been derived from and should be read in conjunction with the Consolidated Financial Statements included in Part II, Item 8 herein and is presented in millions, except per share data.  The Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Overview

The Company is a global designer, manufacturer and marketer of electrical, electronic and fiber optic connectors, interconnect systems, antennas, sensor and sensor-based products and coaxial and high-speed specialty cable.  The Company operates through two reporting segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions.  In 2015, approximately 70% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

•                  information technology and communication devices and systems for the converging technologies of voice, video and data communications;

•                  a broad range of industrial applications and traditional and hybrid-electric automotive applications; and

•                  commercial aerospace and military applications.

The Company’s products are used in a wide variety of applications by numerous customers.  The Company encounters competition in its markets and competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time.  There has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have the ability to meet certain quality, delivery and other standards while maintaining competitive prices.  The Company has focused its global resources to position itself to compete effectively in this environment.  The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control.  The Company focuses its research and development efforts through close collaboration with its OEM customers to develop highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales within a one-to three-year period.  The Company is also focused on controlling costs.  The Company does this by investing in modern manufacturing technologies, controlling purchasing processes and expanding into lower cost areas.

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

In 2015, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $5,568.7, $1,104.7 and $763.5, respectively, up 4%, 7% and 8%, respectively, from 2014.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company has been its ability to consistently generate cash.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2015, the Company generated operating cash flow of $1,030.5.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.1	68.3	68.5
Acquisition-related expenses	0.1	0.2	0.2
Selling, general and administrative expenses	12.0	12.1	11.9
Operating income	19.8	19.4	19.4
Interest expense	(1.2)	(1.5)	(1.4)
Other income, net	0.3	0.3	0.3
Income before income taxes	18.9	18.2	18.3
Provision for income taxes	(5.0)	(4.8)	(4.5)
Net income	13.9	13.4	13.8
Net income attributable to noncontrolling interests	(0.2)	(0.1)	—
Net income attributable to Amphenol Corporation	13.7%	13.3%	13.8%

2015 Compared to 2014

Net sales were $5,568.7 for the year ended December 31, 2015 compared to $5,345.5 for the year ended December 31, 2014, an increase of 4% in U.S. dollars, 8% in local currencies and 3% organically (excluding both currency and acquisition impacts) over the prior year.  Sales in the Interconnect Products and Assemblies segment (approximately 94% of net sales) increased 5% in 2015 in U.S. dollars, 8% in local currencies and 3% organically compared to 2014 ($5,239.1 in 2015 versus $4,992.6 in 2014).  The sales growth was driven by increases in the automotive, mobile devices, industrial and information technology and data communications equipment markets, with contributions from both organic growth and the Company’s acquisition program; partially offset by decreases in sales in the mobile networks, commercial aerospace and military markets.  Sales to the automotive market increased (approximately $190.9), driven both by acquisitions and an expansion of our products across a diversified range of vehicles and onboard electronics.  Sales to the mobile devices market increased (approximately $116.5) primarily due to growth in next generation laptops, mobile device accessories and production-related products.  Sales to the industrial market increased (approximately $43.0) reflecting the benefit of acquisitions as well as growth in industrial battery and hybrid vehicle applications and growth in alternative energy applications, offset by significant declines in products sold into oil and gas exploration.  Sales to the information technology and data communications market increased (approximately $17.6), primarily due to the growth in products for server, web and data center applications, partially offset by declines in storage-related applications.  Sales to the mobile networks market decreased (approximately $101.7), primarily due to a decrease in worldwide mobile network build-outs.  Sales to the commercial aerospace market decreased (approximately $21.5), primarily due to decreases in commercial helicopter and business jet demand.  Sales to the military market decreased slightly (approximately $3.8).  Sales in the Cable Products and Solutions segment (approximately 6% of net sales), which is primarily in the broadband communications market, decreased 7% in 2015 in U.S. dollars and 2% in both local currencies and organically compared to 2014 ($329.6 in 2015 versus $352.9 in 2014) primarily due to a slowdown in spending by cable operators and the effect of ongoing operator consolidations in the broadband market.

Geographically, sales in the U.S. in 2015 increased approximately 1% ($1,696.3 in 2015 versus $1,673.5 in 2014) compared to 2014.  International sales for 2015 increased approximately 5% in U.S. dollars and approximately 10% in local currencies ($3,872.4 in 2015 versus $3,672.0 in 2014) compared to 2014 with strength in both Asia and Europe.  The comparatively stronger U.S. dollar in 2015 had the effect of decreasing net sales by approximately $190.3 when compared to foreign currency translation rates in 2014.

The gross profit margin as a percentage of net sales was 31.9% in 2015 compared to 31.7% in 2014.  The increase in gross profit margin as a percentage of sales relates primarily to higher gross profit margins in the Interconnect Products and Assemblies segment reflecting the benefit of higher volumes and cost reduction actions.

Selling, general and administrative expenses were $669.1 and $645.1 and represented approximately 12.0% and 12.1% of net sales for 2015 and 2014, respectively.  Administrative expenses increased approximately $9.6 in 2015 primarily related to increases in the amortization of acquisition-related identified intangible assets and stock-based compensation expense and represented approximately 4.8% of net sales in both 2015 and 2014.  Research and development expenses increased approximately $9.9 in 2015 reflecting an overall increase in expenses for new product development and represented approximately 2.2% of net sales in 2015 and

2.1% of net sales in 2014.  Selling and marketing expenses increased approximately $4.5 in 2015 primarily related to the increase in sales volume and represented approximately 5.0% of net sales in 2015 and 5.1% of net sales in 2014.

Operating income was $1,104.7 or 19.8% of net sales in 2015, compared to $1,034.6 or 19.4% of net sales in 2014.  Operating income for 2015 includes $5.7 of acquisition-related expenses (separately presented in the Consolidated Statements of Income) related to professional fees and other external expenses for acquisitions that were closed and announced in 2015.  Operating income for 2014 is net of $14.1 of acquisition-related expenses, which included professional and transaction-related fees and other external expenses related to acquisitions closed in 2014, as well as the amortization of the value associated with acquired backlog related to acquisitions that closed in 2013 and 2014.  For the years ended December 31, 2015 and 2014, these expenses had the impact on net income of $5.7, or $0.02 per share, and $10.2, or $0.04 per share, respectively.  Excluding the effect of these expenses, operating income margin in 2015 and 2014 was 19.9% and 19.6%, respectively.  Operating income for the Interconnect Products and Assemblies segment for 2015 was $1,158.3 or 22.1% of net sales, compared to $1,088.0 or 21.8% of net sales of 2014.  This increase in operating income margin is driven primarily by the positive impact of higher gross profit margins as well as a reduction of selling, general and administrative expenses as a percentage of net sales, as described above.  In addition, the operating income for the Cable Products and Solutions segment for 2015 was $40.3 or 12.2% of net sales, compared to $43.7 or 12.4% of net sales for 2014.  The decrease in operating income margin for the Cable Products and Solutions segment for 2015 compared to 2014 was primarily as a result of lower volumes.

Interest expense was $68.3 for 2015 compared to $80.4 for 2014.  The decrease is primarily attributable to the benefit of lower average borrowing rates resulting from the commercial paper program that was initiated in late 2014, and a senior note issuance in the third quarter of 2014 which replaced a higher rate note maturity.  This benefit more than offset the impact of higher average debt levels which resulted from the Company’s stock repurchase program as well as acquisition activity.

Other income, net, decreased to $16.4 in 2015 compared to $18.3 in 2014, primarily related to lower interest income on cash, cash equivalents and short-term investments.

The provision for income taxes was at an effective rate of 26.6% in 2015 and 26.5% in 2014.  Excluding the net impact of acquisition-related expenses, the Company’s effective tax rate for both 2015 and 2014 was 26.5%.

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

Selling, general and administrative expenses were $645.1 and $548.0 and represented approximately 12.1% and 11.9% of net sales for 2014 and 2013, respectively.  The increase in Selling, general and administrative expenses as a percentage of sales in 2014 compared to 2013 is partially due to higher selling, general and administrative expenses on a percent of net sales basis arising from the inclusion in 2014 of an acquisition in the Interconnect Products and Assemblies segment completed late in 2013 that has higher selling, general and administrative expenses on a percent of net sales basis compared to the average of the Company.  Administrative expenses increased approximately $46.7 in 2014 primarily related to increases in employee related benefits, stock-based compensation expense and amortization of acquisition-related identified intangible assets and represented approximately 4.8% and 4.6% of net sales in 2014 and 2013, respectively.  Research and development expenses increased approximately $11.4 in 2014 reflecting increases in expenses for new product development and represented approximately 2.1% of net sales in 2014 and 2.2% of net sales in 2013.  Selling and marketing expenses increased approximately $39.0 in 2014 primarily related to the increase in sales volume and represented approximately 5.1% of net sales for both 2014 and 2013.

On a consolidated basis, operating income margin was 19.4% for 2014 and 2013 and included the impact of acquisition-related expenses discussed below. Operating margin in the Interconnect Products and Assemblies segment was 21.8% for both 2014 and 2013 reflecting higher gross profit margin offset by higher selling, general and administrative expenses as described above.  Operating margin in the Cable Products and Solutions segment decreased to 12.4% in 2014 from 13.4% in 2013, primarily as a result of market pricing and product mix.

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

Liquidity and Capital Resources

Cash flow provided by operating activities was $1,030.5 for 2015 compared to $880.9 for 2014. The increase in cash flow provided by operating activities for 2015 compared to 2014 is primarily due to an increase in net income and an overall decrease in the net components of working capital, compared to the increase in net working capital in 2014.  Cash flow provided by operating activities was $880.9 for 2014 compared to $769.1 for 2013. The increase in cash flow provided by operating activities for 2014 compared to 2013 is primarily due to an increase in net income and a lower increase in the net components of working capital.

The components of working capital as presented on the accompanying Consolidated Statements of Cash Flow decreased $46.9 in 2015 due primarily to decreases in other current assets of $47.7 and increases in accrued liabilities of $44.2, offset by increases in accounts receivable and inventory of $22.3 and $5.2, respectively, and decreases in accounts payable of $17.5. The components of working capital increased $18.9 in 2014 due primarily to increases in accounts receivable, inventory, and other current assets of $111.5, $51.6 and $10.0, respectively, offset by increases in accounts payable and accrued liabilities of $66.8 and $87.3, respectively.  The components of working capital increased $26.3 in 2013 due primarily to increases in accounts receivable, inventory, and other current assets of $37.1, $8.0 and $18.4, respectively, offset by increases in accounts payable and accrued liabilities of $6.9 and $30.2, respectively.

The following represents the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets in 2015 compared to 2014.  Accounts receivable decreased $19.1 to $1,104.6 primarily due to the effect of translation from exchange rate changes at December 31, 2015 compared to December 31, 2014 (“Translation”), partially offset by the impact of acquisitions.

Days sales outstanding at December 31, 2015 and 2014 were 71.  Inventories decreased $13.8 to $851.8, primarily due to the impact of Translation, partially offset by the impact of acquisitions. Inventory days at December 31, 2015 and 2014 were 79.  Land and depreciable assets, net, increased $18.8 to $609.5 as a result of capital expenditures of $172.1 and acquisitions, partially offset by depreciation of $131.8, disposals and Translation.  Goodwill increased $76.2 to $2,692.9 primarily as a result of three acquisitions in the Interconnect Products and Assemblies segment completed during 2015 offset by Translation.  Intangibles and other long-term assets decreased $20.3 primarily due to the amortization of intangible assets of $34.9 and Translation, partially offset by additional identifiable intangible assets of $20.0 resulting from acquisitions during 2015.  Accounts payable decreased $30.6 to $587.8, primarily as a result of Translation, partially offset by the impact of acquisitions. Payable days at December 31, 2015 and 2014 were 54 and 57, respectively.

In 2015, cash flow provided by operating activities of $1,030.5, net sales and maturities of short-term investments of $335.9, net borrowings of $153.6 and proceeds from the exercise of stock options including excess tax benefits from stock-based payment arrangements of $80.6 were used to fund purchases of treasury stock of $248.9, acquisition-related payments of $199.8, capital expenditures (net of disposals) of $163.4, dividend payments of $159.3, and payments to shareholders of noncontrolling interests of $6.1, which resulted in an increase in cash and cash equivalents of $823.1. Translation had the impact of decreasing cash and cash equivalents by $54.8 in 2015.

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

At December 31, 2015 and 2014, the Company had cash, cash equivalents and short-term investments of $1,760.4 and $1,329.6, respectively.  The majority of these amounts are located outside of the U.S.  The Company used approximately $1,179, net of cash acquired, of its cash, cash equivalents and short-term investments to fund the FCI acquisition on January 8, 2016, as described below.  The Company does not currently intend to repatriate the remainder of these funds.  However, any repatriation of funds would result in the need to accrue and pay income taxes.

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths.  As a result, the Company has significant flexibility to meet its financial commitments.  The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity.  The Company has a history of borrowing funds domestically and has had the ability to borrow funds domestically at reasonable interest rates.  The Company’s debt financing includes the use of a commercial paper program, revolving credit facilities and senior notes as part of its overall cash management strategy.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At December 31, 2015, the Company was in compliance with the financial covenants under the Revolving Credit Facility.  There were no borrowings under the Revolving Credit Facility as of December 31, 2015.

In September 2014, the Company entered into a commercial paper program (“Commercial Paper Program”) pursuant to which the Company issues short-term unsecured commercial paper notes in one or more private placements.  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility. The maximum aggregate principal amount of the commercial paper notes that may be outstanding under the Commercial Paper Program at any time is $1,500.0 and commercial paper notes outstanding as of December 31, 2015 was $823.9.  Additionally, in 2014, the Company issued $1,500.0 principal amount, in aggregate, of unsecured senior notes, the proceeds of which were used to repay the $600.0 4.75% notes which matured during the year and borrowings under the Company’s revolving credit facilities.  Fees and expenses related to the issuance of the commercial paper and senior notes in 2014 was $11.1 and are amortized to interest expense over the respective terms of the debt.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of December 31, 2015, the Company has outstanding senior notes (the “Senior Notes”) as follows:

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

Refer to Note 2 of the Notes to the Consolidated Financial Statements for further information related to the Company’s debt.

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

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions, as it did with the 2016 acquisition of FCI as discussed below. The Company expects that capital expenditures in 2016 will be approximately $180.0 to $200.0.  Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of Common Stock.  In July 2014, the Board of Directors approved an increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend and in July 2015, approved a further increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with the third quarter 2015 dividend.  Total dividends declared during 2015, 2014 and 2013 were $163.7, $140.6 and $96.8, respectively. Total dividends paid in 2015, 2014 and 2013 were $159.3, $101.9 and $96.8, respectively, including those declared in the prior year and paid in the current year.  The Company’s debt service requirements consist primarily of principal and interest on the senior notes, the Revolving Credit Facility, and the Commercial Paper Program.

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

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 10 million shares of common stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  During the year ended December 31, 2015, the Company repurchased 4.5 million shares of its common stock for $248.9.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  At January 31, 2016, approximately 5.5 million additional shares of common stock may be repurchased under the 2015 Stock Repurchase Program.  The price and timing of any future purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, economic and market conditions and stock price.

In 2015, the Company made aggregate cash contributions to its defined benefit pension plans of approximately $24.1, the majority of which was to its U.S. defined benefit pension plans. The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

FCI Acquisition

On January 8, 2016, pursuant to a Purchase Agreement dated July 17, 2015 and as amended on December 31, 2015, by and among the Company and Bain Capital, the Company acquired all of the share capital of FCI for an aggregate purchase price of approximately $1,179, net of cash acquired (subject to closing adjustments), which was funded by cash, cash equivalents and short-term investments on hand that were held outside of the United States.

See Note 14 of the Notes to the Consolidated Financial Statements for further discussion of the FCI acquisition.

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

Inflation and Costs

The cost of the Company’s products is influenced by the cost of a wide variety of raw materials, including precious metals such as gold and silver used in plating; aluminum, copper, titanium, steel and metal alloy products used for contacts, connector shells and cable; certain rare earth metals used in sensors; and plastic materials used in molding connector bodies, inserts and cable.  The Company strives to offset the impact of increases in the cost of raw materials, labor and services through price increases, productivity improvements and cost saving programs.  However, in certain markets, particularly in the communications related markets, this can be difficult and there is no guarantee that the Company will be successful.

Foreign Exchange

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies including possible currency devaluations. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, and working capital management. However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations.

Recent Accounting Pronouncements

See Note 1 of the Notes to the Company’s Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Pensions

The Company and certain of its domestic subsidiaries have defined benefit pension plans (“U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries also have defined benefit plans covering their employees (the “International Plans”). The pension expense for the U.S. Plans and International Plans (the “Plans”) approximated $31.0, $22.4 and $30.1 in 2015, 2014 and 2013, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including a weighted-average discount rate, mortality projections, rate of increase of future compensation levels, and an expected long-term rate of return on the respective Plans’ assets.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The discount rate for the U.S. Plans on this basis was 4.11% at December 31, 2015 and 3.75% at December 31, 2014.  The increase in the discount rate resulted in a decrease in the accrued benefit obligation for the U.S. Plans of approximately $19.0 at December 31, 2015.  At December 31, 2015, the Company elected to further refine its approach for calculating its service and interest costs beginning in 2016 by applying a split discount rate approach under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations.  The mortality assumptions used by the Company reflect commonly used mortality tables and improvement scales for each plan and increased life expectancies for plan participants.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 9%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of 60% with equity managers (with an expected long-term rate of return of approximately 9%) and 40% with fixed income managers (with an expected long-term rate of return of approximately 6%).  The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the benefit obligation of the U.S. Plans at December 31, 2015 and 2014 is 8.00%.

The Company made cash contributions to the Plans of $24.1, $23.8 and $23.3 in 2015, 2014 and 2013, respectively. The total liability for accrued pension and post-employment benefit obligations under the Company’s pension and post-retirement benefit plans decreased in 2015 to $266.0 ($3.7 of which is included in other accrued expenses primarily representing required contributions to be made during 2016 for unfunded foreign plans) from $279.3 in 2014 primarily due to an increase in the discount rate. The Company estimates that, based on current actuarial calculations, it will make a cash contribution to the Plans in 2016 of approximately $22.0, most of which will be to the U.S. Plans.  Cash contributions in subsequent years will depend on a number of factors including the investment performance of the respective Plans’ assets.

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $4.2, $3.8 and $3.0 in 2015, 2014 and 2013, respectively.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are adjusted as new information becomes available.  The Company’s critical accounting policies and estimates are set forth below. The significant accounting policies are more fully described in Note 1 of the Notes to the Company’s Consolidated Financial Statements.

Revenue Recognition - The Company’s primary source of revenues is from product sales to its customers.  Revenue from sales of the Company’s products is recognized at the time the goods are delivered, title passes and the risks and rewards of ownership pass to the customer, provided the earning process is complete and revenue is measurable.  Such recognition generally occurs when the products reach the shipping point, the sales price is fixed and determinable, and collection is reasonably assured. Delivery is determined by the Company’s shipping terms, which are primarily freight on board shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.  The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 6% of net sales in 2015), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in Selling, general and administrative expenses.

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

Goodwill - Annually, the Company performs its evaluation for the impairment of goodwill for the Company’s two reporting units. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”, as the components of these reportable business segments have similar economic characteristics.  In 2015, the Company changed its annual assessment date for goodwill impairment to be as of July 1, rather than June 30, which had no impact on the outcome of the assessment.

In 2014, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment assessment. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount.  The Company had determined that it was more likely than not that the fair value of its reporting units was greater than their carrying amounts.

In 2015, the Company exercised its option to bypass the qualitative assessment, and in the third quarter, the Company performed the first step of the two-step quantitative goodwill impairment assessment for each reportable business segment.  As part of the quantitative assessment, the Company estimated the fair value of each of its reportable business segments using a market approach.  The Company believes this approach provides the best indicator of fair value, by utilizing market prices and other relevant metrics for comparable publicly traded companies with similar operating and investment characteristics and recent transactions of similar businesses within the industry.  Significant estimates and assumptions were used in the Company’s goodwill impairment assessment including revenue and profitability projections, determination of appropriate publicly traded market comparison companies, and comparable revenue and earnings multiples derived from comparable publicly traded companies and from recent acquisitions within our industry.  As part of our quantitative approach, the Company evaluated whether there were reasonably likely changes to management’s estimates and assumptions that would have a material impact on the results of the goodwill impairment assessment.  As of July 1, 2015, we determined that the fair value of each of the Company’s reportable business segments was substantially in excess of their respective carrying amounts, and therefore, no goodwill impairment resulted from the assessment.

The Company has not recognized any goodwill impairment in 2015, 2014 or 2013 in connection with its annual impairment assessment.

Defined Benefit Plan Obligation - The defined benefit plan obligation is based on significant assumptions such as mortality rates, discount rates and plan asset rates of return as determined by the Company in consultation with the respective benefit plan actuaries and investment advisors.  See Note 7 of the Notes to the Consolidated Financial Statements.

Income Taxes - Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  At December 31, 2015, the cumulative amount of undistributed earnings of foreign affiliated companies was approximately $3,699.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies as it is the Company’s intention to reinvest these earnings permanently outside the U.S.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated as there is a significant amount of uncertainty with respect to the tax impact of the remittance of these earnings due to the fact that dividends received from numerous foreign subsidiaries may generate additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend.  These uncertainties are further complicated by the significant number of foreign tax jurisdictions and entities involved.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2015, as well as an estimate of the timing in which such obligations are expected to be satisfied.

	Payment Due By Period
Contractual Obligations (dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$2,826.8	$0.3	$1,201.9	$749.5	$875.1
Interest related to senior notes	280.9	56.7	107.5	65.0	51.7
Operating leases	118.4	36.9	46.1	22.5	12.9
Purchase obligations	198.0	186.5	11.4	0.1	—
Accrued pension and post-employment benefit obligations (2)	47.2	6.5	10.1	9.7	20.9
Total (3)	$3,471.3	$286.9	$1,377.0	$846.8	$960.6

(1)         The Company has excluded expected interest payments on the Revolving Credit Facility and Commercial Paper Program from the above table, as this calculation is largely dependent on average debt levels the Company expects to have during each of the years presented.  The actual interest payments made related to the Company’s Revolving Credit Facility and Commercial Paper Program in 2015 were $6.2.  Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by such items as future acquisitions, repurchases of treasury stock, dividend payments as well as payments or additional borrowings made to reduce or increase the underlying revolver balance.

(2)         Included in this table are estimated benefit payments expected to be made under the Company’s unfunded pension and post-retirement benefit plans. The Company also maintains several funded pension and post-retirement benefit plans, the most significant of which covers its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plans due to prior contributions made in excess of minimum requirements and as a result, there was no anticipated minimum required contribution included in the table above related to the U.S. Plans for 2016.  However, the Company did make a voluntary contribution to the U.S. Plans of approximately $15.0 in 2015 and anticipates making a similar voluntary contribution in 2016.  It is not possible to reasonably estimate expected required contributions in the above table after 2016 since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(3)         As of December 31, 2015, the Company has non-current liabilities of approximately $20.6 recognized in accordance with the Income Taxes topic of the Accounting Standards Codification.  These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows; it is difficult to make a reasonably reliable estimate of the amount and period in which all of these liabilities might be paid.

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

As of December 31, 2015, the Company had six forward contracts of varying amounts that effectively fixed Euro, Great Britain Pound and Korean Won intercompany debt obligations into fixed Hong Kong dollar denominated obligations expiring at various times through 2017 concurrent with the underlying intercompany loans.  The fair value of the contracts at December 31, 2015 resulted in a net asset of $3.3. A 10% change in foreign currency exchange rates at December 31, 2015 would not have a material effect on the value of the hedges. The Company does not engage in purchasing forward exchange contracts for trading or speculative purposes.

Refer to Note 3 of the Notes to the Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities.  The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt.  In 2014, the Company issued $750.0 principal amount of unsecured 2.55% senior notes due January 2019, $375.0 principal amount of unsecured 1.55% senior notes due September 2017 and $375.0 principal amount of unsecured 3.125% senior notes due September 2021.  The Company used all of the net proceeds to repay the outstanding $600.0 million 4.75% senior notes that were due in November 2014 and to repay amounts outstanding under its Revolving Credit Facility and credit facilities, which reduced the Company’s interest expense.

Any borrowings under the Revolving Credit Facility and Commercial Paper Program either bear interest at or trade at rates that fluctuate with a spread over LIBOR.  Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates.  As of December 31, 2015, $828.9, or 29% of the Company’s outstanding borrowings, related mainly to its Commercial Paper Program, were subject to floating interest rates, primarily due to changes in LIBOR.  At December 31, 2015, the Company’s average LIBOR rate was 0.88%.  A 10% change in the LIBOR interest rate at December 31, 2015 would not have a material effect on interest expense.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2016, although there can be no assurances that interest rates will not change significantly.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Amphenol Corporation

Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flow for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut

February 19, 2016

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars and shares in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013

Net sales	$5,568.7	$5,345.5	$4,614.7
Cost of sales	3,789.2	3,651.7	3,163.9
Gross profit	1,779.5	1,693.8	1,450.8
Acquisition-related expenses	5.7	14.1	6.0
Selling, general and administrative expenses	669.1	645.1	548.0
Operating income	1,104.7	1,034.6	896.8

Interest expense	(68.3)	(80.4)	(63.6)
Other income, net	16.4	18.3	13.4
Income before income taxes	1,052.8	972.5	846.6
Provision for income taxes	(280.5)	(257.3)	(207.9)
Net income	772.3	715.2	638.7
Less: Net income attributable to noncontrolling interests	(8.8)	(6.1)	(3.0)
Net income attributable to Amphenol Corporation	$763.5	$709.1	$635.7

Net income per common share — Basic	$2.47	$2.26	$2.00

Weighted average common shares outstanding — Basic	309.1	313.1	318.2

Net income per common share — Diluted	$2.41	$2.21	$1.96

Weighted average common shares outstanding — Diluted	316.5	320.4	324.5

Dividends declared per common share	$0.53	$0.45	$0.305

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Year Ended December 31,
	2015	2014	2013

Net income	$772.3	$715.2	$638.7
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(152.7)	(80.9)	9.8
Unrealized loss on cash flow hedges	(0.4)	(1.2)	(0.3)
Purchase of non-controlling interest	—	—	0.3
Defined benefit plan liability adjustment	8.2	(69.2)	52.7
Total other comprehensive income (loss), net of tax	(144.9)	(151.3)	62.5
Total comprehensive income	627.4	563.9	701.2

Less: Comprehensive income attributable to noncontrolling interests	(7.6)	(5.6)	(3.5)

Comprehensive income attributable to Amphenol Corporation	$619.8	$558.3	$697.7

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars and shares in millions, except per share data)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$1,737.2	$968.9
Short-term investments	23.2	360.7
Total cash, cash equivalents and short-term investments	1,760.4	1,329.6
Accounts receivable, less allowance for doubtful accounts of $25.6 and $20.2, respectively	1,104.6	1,123.7
Inventories:
Raw materials and supplies	282.4	299.4
Work in process	290.5	282.8
Finished goods	278.9	283.4
	851.8	865.6
Other current assets	133.2	133.3
Total current assets	3,850.0	3,452.2
Land and depreciable assets:
Land	25.9	25.5
Buildings and improvements	254.9	241.9
Machinery and equipment	1,229.6	1,172.9
	1,510.4	1,440.3
Accumulated depreciation	(900.9)	(849.6)
	609.5	590.7
Goodwill	2,692.9	2,616.7
Intangibles and other long-term assets	306.0	326.3
	$7,458.4	$6,985.9

Liabilities & Equity
Current Liabilities:
Accounts payable	$587.8	$618.4
Accrued salaries, wages and employee benefits	105.6	109.9
Accrued income taxes	81.8	90.8
Accrued dividends	43.2	38.7
Other accrued expenses	189.7	186.2
Current portion of long-term debt	0.3	1.6
Total current liabilities	1,008.4	1,045.6
Long-term debt, less current portion	2,813.2	2,654.6
Accrued pension benefit obligations and other long-term liabilities	358.4	347.8
Commitments and contingent liabilities
Equity:
Class A Common Stock, $.001 par value; 1,000.0 and 500.0 shares authorized at December 31, 2015 and 2014, respectively; 308.0 and 309.9 shares issued and outstanding at December 31, 2015 and 2014, respectively	0.3	0.3
Additional paid-in capital	783.3	659.4
Retained earnings	2,804.4	2,453.5
Accumulated other comprehensive loss	(349.5)	(205.8)
Total shareholders’ equity attributable to Amphenol Corporation	3,238.5	2,907.4
Noncontrolling interests	39.9	30.5
Total equity	3,278.4	2,937.9

	$7,458.4	$6,985.9

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars and shares in millions)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Stock	Interests	Equity
Balance January 1, 2013	320	$0.3	$336.5	$2,210.2	$(117.0)	$—	$12.2	$2,442.2
Net income				635.7			3.0	638.7
Other comprehensive income					61.7		0.5	62.2
Purchase of noncontrolling interests			0.7		0.3		(1.0)	—
Acquisitions resulting in noncontrolling interests							10.3	10.3
Distributions to shareholders of noncontrolling interests							(4.4)	(4.4)
Purchase of treasury stock						(324.7)		(324.7)
Retirement of treasury stock	(9)			(324.7)		324.7		—
Stock options exercised, including tax benefit	5		116.5					116.5
Dividends declared ($0.305 per common share)				(96.8)				(96.8)
Stock-based compensation expense			36.1					36.1
Balance December 31, 2013	316	0.3	489.8	2,424.4	(55.0)	—	20.6	2,880.1
Net income				709.1			6.1	715.2
Other comprehensive loss					(150.8)		(0.5)	(151.3)
Acquisitions resulting in noncontrolling interests							7.9	7.9
Distributions to shareholders of noncontrolling interests							(3.6)	(3.6)
Purchase of treasury stock						(539.4)		(539.4)
Retirement of treasury stock	(11)			(539.4)		539.4		—
Stock options exercised, including tax benefit	5		128.2					128.2
Dividends declared ($0.45 per common share)				(140.6)				(140.6)
Stock-based compensation expense			41.4					41.4
Balance December 31, 2014	310	0.3	659.4	2,453.5	(205.8)	—	30.5	2,937.9
Net income				763.5			8.8	772.3
Other comprehensive loss					(143.7)		(1.2)	(144.9)
Acquisitions resulting in noncontrolling interests							7.9	7.9
Distributions to shareholders of noncontrolling interests							(6.1)	(6.1)
Purchase of treasury stock						(248.9)		(248.9)
Retirement of treasury stock	(5)			(248.9)		248.9		—
Stock options exercised, including tax benefit	3		79.7					79.7
Dividends declared ($0.53 per common share)				(163.7)				(163.7)
Stock-based compensation expense			44.2					44.2
Balance December 31, 2015	308	$0.3	$783.3	$2,804.4	$(349.5)	$—	$39.9	$3,278.4

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Cash from operating activities:
Net income	$772.3	$715.2	$638.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	171.6	168.1	136.5
Stock-based compensation expense	44.2	41.4	36.1
Excess tax benefits from stock-based compensation payment arrangements	(16.2)	(32.3)	(21.0)
Net change in operating assets and liabilities:
Accounts receivable, net	(22.3)	(111.5)	(37.1)
Inventories	(5.2)	(51.6)	(8.0)
Other current assets	47.7	(10.0)	(18.4)
Accounts payable	(17.5)	66.8	6.9
Accrued income taxes	16.5	38.1	30.8
Other accrued liabilities	27.7	49.2	(0.6)
Accrued pension and post-employment benefits	8.7	(1.5)	8.5
Other long-term assets	4.3	8.8	(1.6)
Other	(1.3)	0.2	(1.7)
Net cash provided by operating activities	1,030.5	880.9	769.1

Cash from investing activities:
Purchases of land and depreciable assets	(172.1)	(209.1)	(158.4)
Proceeds from disposal of land and depreciable assets	8.7	5.6	3.7
Purchases of short-term investments	(134.7)	(721.0)	(741.1)
Sales and maturities of short-term investments	470.6	660.8	687.4
Acquisitions, net of cash acquired	(199.8)	(518.2)	(484.9)
Net cash used in investing activities	(27.3)	(781.9)	(693.3)

Cash from financing activities:
Proceeds from issuance of senior notes	—	1,498.1	—
Long-term borrowings under credit facilities	132.6	806.5	1,041.4
Repayments of long-term debt	(217.7)	(2,350.0)	(620.3)
Borrowings under commercial paper program, net	238.7	585.4	—
Payment of costs related to debt financing	—	(11.1)	(2.8)
Purchase and retirement of treasury stock	(248.9)	(539.4)	(324.7)
Proceeds from exercise of stock options	64.4	97.8	95.1
Excess tax benefits from stock-based compensation payment arrangements	16.2	32.3	21.0
Distributions to and purchases of noncontrolling interests	(6.1)	(3.6)	(4.4)
Dividend payments	(159.3)	(101.9)	(96.8)
Net cash (used in) provided by financing activities	(180.1)	14.1	108.5
Effect of exchange rate changes on cash and cash equivalents	(54.8)	(31.0)	11.7
Net change in cash and cash equivalents	768.3	82.1	196.0
Cash and cash equivalents balance, beginning of year	968.9	886.8	690.8
Cash and cash equivalents balance, end of year	$1,737.2	$968.9	$886.8

Cash paid during the year for:
Interest	$64.1	$67.4	$60.4
Income taxes	250.7	209.6	176.8

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

The Company operates through two reportable business segments:

•                  Interconnect Products and Assemblies - The Interconnect Products and Assemblies segment primarily designs, manufacturers and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.

•                  Cable Products and Solutions - The Cable Products and Solutions segment primarily designs, manufacturers and markets cable, value-added products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the fair value of acquired assets and liabilities, stock-based compensation, pension obligations, derivative instruments, income taxes, inventories, goodwill and other matters that affect the consolidated financial statements and related disclosures. Actual results could differ from those estimates.  All normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.

Principles of Consolidation

The consolidated financial statements are prepared in United States dollars (U.S. dollars) and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation. The results of companies acquired are included in the Consolidated Financial Statements from the effective date of acquisition.

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

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets, which range from 3 to 12 years for machinery and equipment and 20 to 40 years for buildings. Leasehold building improvements are depreciated over the shorter of the lease term or estimated useful life. The Company periodically reviews fixed asset lives. Depreciation expense is included in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income based on the specific categorization and use of the underlying asset being depreciated. The Company assesses the impairment of property and equipment subject to depreciation, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no significant impairments recorded as a result of such reviews during any of the periods presented.

Goodwill

Annually, the Company performs its evaluation for the impairment of goodwill for the Company’s two reporting units. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”, as the components of these reportable business segments have similar economic characteristics.  In 2015, the Company changed its annual assessment date for goodwill impairment to be as of July 1, rather than June 30, which had no impact on the outcome of the assessment.

In 2014, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment assessment. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount.  The Company determined that it is more likely than not that the fair value of its reporting units was greater than their carrying amounts.

In 2015, the Company exercised its option to bypass the qualitative assessment, and in the third quarter, the Company performed the first step of the two-step quantitative goodwill impairment assessment for each reportable business segment.  As part of the quantitative assessment, the Company estimated the fair value of each of its reportable business segments using a market approach.  The Company believes this approach provides the best indicator of fair value, by utilizing market prices and other relevant metrics for comparable publicly traded companies with similar operating and investment characteristics and recent transactions of similar businesses within the industry.  Significant estimates and assumptions were used in the Company’s goodwill impairment assessment including revenue and profitability projections, determination of appropriate publicly traded market comparison companies, and comparable revenue and earnings multiples derived from comparable publicly traded companies and from recent acquisitions within our industry.  As part of our quantitative approach, the Company evaluated whether there were reasonably likely changes to management’s estimates and assumptions that would have a material impact on the results of the goodwill impairment assessment.  As of July 1, 2015, we determined that the fair value of each of the Company’s reportable business segments was substantially in excess of their respective carrying amounts, and therefore, no goodwill impairment resulted from the assessment.  The Company has not recognized any goodwill impairment in 2015, 2014 or 2013 in connection with its annual impairment assessment.

Intangible Assets

Intangible assets are included in Intangibles and other long-term assets and consist primarily of proprietary technology, customer relationships and license agreements and are generally amortized over the estimated periods of benefit. The Company assesses the impairment of long-lived assets, other than goodwill, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, anticipated future cash flows and significant negative economic trends. There have been no impairments recorded in 2015, 2014 or 2013 as a result of such reviews.

Revenue Recognition

The Company’s primary source of revenues is from product sales to its customers. Revenue from sales of the Company’s products is recognized at the time the goods are delivered, title passes, and the risks and rewards of ownership pass to the customer, provided the earning process is complete and revenue is measurable.  Such recognition generally occurs when the products reach the shipping point, the sales price is fixed and determinable, and collection is reasonably assured.  Delivery is determined by the Company’s shipping terms, which are primarily freight on board (“FOB”) shipping point. Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns. These estimates and related reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers. In the broadband communications market (approximately 6% of net sales in 2015), the Company pays for shipping costs to the majority of its customers. Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment. Amounts billed to customers related to shipping costs are immaterial and are included in net sales. Shipping costs incurred to transport products to the customer which are not reimbursed are included in Selling, general and administrative expenses.

Retirement Pension Plans

Costs for retirement pension plans include current service costs and amortization of prior service costs over the average working life expectancy. It is the Company’s policy to fund current pension costs taking into consideration minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees’ service with the Company. The recognition of expense for retirement pension plans and medical benefit programs is significantly impacted by estimates made by management such as discount rates used to value certain liabilities, expected return on assets, mortality projections and future health care costs. The Company uses third-party specialists to assist management in appropriately measuring the expense and obligations associated with pension and other post-retirement plan benefits.

Stock-Based Compensation

The Company accounts for its stock option and restricted share awards based on the fair value of the award at the date of grant and recognizes compensation expense over the service period that the awards are expected to vest. The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and also impact the amount of expense to be recognized in future periods. The Company’s income before income taxes was reduced by $44.2 ($32.9 after tax), $41.4 ($30.3 after tax) and $36.1 ($26.4 after tax) for the years ended December 31, 2015, 2014 and 2013, respectively, related to the expense incurred for stock-based compensation plans, which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2015	2014	2013
Risk free interest rate	1.4%	1.6%	0.9%
Expected life	4.6 years	4.6 years	4.6 years
Expected volatility	17.0%	21.0%	28.0%
Expected dividend yield	1.0%	1.0%	1.0%

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  At December 31, 2015, the cumulative amount of undistributed earnings of foreign affiliated companies was approximately $3,699.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies as it is the Company’s intention to reinvest these earnings permanently outside the U.S.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated as there is a significant amount of uncertainty with respect to the tax impact of the remittance of these earnings due to the fact that dividends received from numerous foreign subsidiaries may generate additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend.  These uncertainties are further complicated by the significant number of foreign tax jurisdictions and entities involved.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Foreign Currency Translation

The financial position and results of operations of the Company’s significant foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated into U.S. dollars at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments is included as a component of Accumulated other comprehensive income (loss) within equity.

Transaction gains and losses related to operating assets and liabilities are included in Cost of sales.

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred. Research and development expenses for the creation of new and improved products and processes were $124.7, $114.8 and $103.4, for the years 2015, 2014 and 2013, respectively, and are included in Selling, general and administrative expenses.

Acquisitions

The Company accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.  The purchase price of acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values, and any excess purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.  The Company may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates.

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

Derivative Financial Instruments

Derivative financial instruments, which are periodically used by the Company in the management of its interest rate and foreign currency exposures, are accounted for as cash flow hedges.  Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in Accumulated other comprehensive income (loss), and subsequently reflected in Cost of sales in the Consolidated Statements of Income in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction. Any ineffective portion of the change in the fair value of designated hedging instruments is included in the Consolidated Statements of Income.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which specifies that debt issuance costs related to a note shall be reported on the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs shall be reported as interest expense.  ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied retrospectively with early adoption permitted.  The Company elected to early adopt ASU 2015-03 in the fourth quarter of 2015 and the Consolidated Balance Sheet as of December 31, 2014 has been retrospectively reclassified to conform to the new presentation.  The adoption of ASU 2015-03 had no impact other than on the accompanying Consolidated Balance Sheet as presented below.  Refer to Reclassifications section below within this Note 1 for a summary of the impact of this adoption.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments.  Rather, ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The Company elected to early adopt ASU 2015-16 in the third quarter of 2015, which did not have a material impact on its consolidated financial statements.  Any future measurement period adjustments will be recorded in the period identified in accordance with this ASU.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring that all deferred tax assets and liabilities, including related valuation allowances, be classified as non-current on the balance sheet.  Under ASU 2015-17, each tax-paying component of the entity within a particular jurisdiction will now have only one net non-current deferred tax asset or liability.  ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, may be applied retrospectively or prospectively, with early adoption permitted.  The Company elected to early adopt ASU 2015-17 in the fourth quarter of 2015 using the retrospective method and therefore, the Consolidated Balance Sheet as of December 31, 2014 has been retrospectively reclassified.  The adoption of ASU 2015-17 had no impact other than on the accompanying Consolidated Balance Sheet as presented below. Refer to Reclassifications section below for a summary of the impact of this adoption.

Reclassifications

The following table summarizes the impact of the adoption of the new accounting standards described above on the Company’s Consolidated Balance Sheet as of December 31, 2014:

	As Previously Reported	Impact of ASU 2015-03	Impact of ASU 2015-17	As Retrospectively Reclassified

Other current assets	$185.2	$—	$(51.9)	$133.3
Intangibles and other long-term assets	315.5	(17.7)	28.5	326.3
Total assets	7,027.0	(17.7)	(23.4)	6,985.9
Long-term debt, less current portion	2,672.3	(17.7)	—	2,654.6
Accrued pension benefit obligations and other long-term liabilities	371.2	—	(23.4)	347.8

In 2015, the Company changed the reporting for borrowings and repayments related to the Company’s commercial paper program from a gross basis to a net basis in the accompanying Consolidated Statements of Cash Flow, to the extent such borrowings under this program have maturities that are three months or less.  The Company has reclassified the prior period balances to reflect such change.

Note 2—Long-Term Debt

Long-term debt consists of the following:

		December 31, 2015		December 31, 2014
	Maturity	Carrying Amount	Approximate Fair Value (1)	Carrying Amount	Approximate Fair Value (1)

$1,500.0 Revolving Credit Facility	July 2018	$—	$—	$—	$—
$200.0 Credit Agreement	May 2015	N/A	N/A	—	—
$1,500.0 Commercial Paper Program (less unamortized discount of $0.2 and $0.4 at December 31, 2015 and 2014, respectively)	July 2018	823.9	823.9	671.0	671.0
4.00% Senior Notes (less unamortized discount of $0.8 and $0.9 at December 31, 2015 and 2014, respectively)	February 2022	499.2	508.6	499.1	524.5
2.55% Senior Notes (less unamortized discount of $0.7 and $0.9 at December 31, 2015 and 2014, respectively)	January 2019	749.2	750.1	749.1	754.9
1.55% Senior Notes (less unamortized discount of $0.2 and $0.3 at December 31, 2015 and 2014, respectively)	September 2017	374.8	373.2	374.7	373.0
3.125% Senior Notes (less unamortized discount of $0.3 and $0.3 at December 31, 2015 and 2014, respectively)	September 2021	374.7	367.7	374.7	375.3
Notes payable to foreign banks and other debt	2016-2021	5.0	5.0	5.3	5.3
Less deferred debt issuance costs		(13.3)	—	(17.7)	—
		2,813.5	2,828.5	2,656.2	2,704.0
Less current portion		0.3	0.3	1.6	1.6
Total long-term debt		$2,813.2	$2,828.2	$2,654.6	$2,702.4

(1)               The fair values of the Company’s Senior Notes are based on recent bid prices in an active market, and therefore are classified as Level 1 in the fair value hierarchy (Note 3).

Credit Facilities and Commercial Paper

The Company has a $1,500.0 unsecured credit facility (the “Revolving Credit Facility”) with a maturity date of July 2018 which gives the Company the ability to borrow at a spread over LIBOR. The Company also had a $200.0 unsecured credit facility (the  “Credit Agreement”) which expired in the second quarter of 2015 and was not renewed.  The carrying value of the borrowings under the Revolving Credit Facility approximated their fair value due primarily to their market interest rates and are classified as Level 2 in the fair value hierarchy (Note 3).  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.

In September 2014, the Company entered into a commercial paper program (the “Program”) pursuant to which the Company issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements. Amounts available under the Program are borrowed, repaid and re-borrowed from time to time. The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue. The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis. The Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility. The maximum aggregate principal amount of the Commercial Paper outstanding under the Program at any time is $1,500.0. The Commercial Paper is classified as long-term debt in the accompanying Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Revolving Credit Facility.  The carrying value of Commercial Paper borrowings approximated their fair value given that the Commercial Paper is actively traded. As such, the Commercial Paper is classified as Level 1 in the fair value hierarchy (Note 3). The average interest rate on the Commercial Paper as of December 31, 2015 was 0.88%.

In 2014, the Company incurred costs related to the issuance of the Commercial Paper and Senior Notes of $11.1 which are amortized to interest expense over the respective terms of the debt.

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

The maturity of the Company’s debt (exclusive of unamortized deferred debt issuance costs as of December 31, 2015) over each of the next five years ending December 31 and thereafter, is as follows:

2016	$0.3
2017	375.0
2018	826.9
2019	749.4
2020	0.1
Thereafter	875.1
$2,826.8

The Company has a $20.0 uncommitted standby letter of credit facility of which approximately $12.3 was issued at December 31, 2015.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015
Short-term investments	$23.2	$23.2	$—	$—
Forward contracts	3.3	—	3.3	—
Total	$26.5	$23.2	$3.3	$—

2014
Short-term investments	$360.7	$360.7	$—	$—
Forward contracts	11.0	—	11.0	—
Total	$371.7	$360.7	$11.0	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

For the years ended December 31, 2015 and 2014, a loss of $(0.4) and $(1.2), respectively, was recognized in Accumulated other comprehensive loss associated with foreign exchange rate forward contracts.  The amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Consolidated Statements of Income during 2015 and 2014 was not material. The fair value of the forward contracts are recorded within Other current assets, Other accrued expenses or Accrued pension benefit obligations and other long-term liabilities in the accompanying Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 4—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Income before income taxes:
United States	$134.4	$161.4	$152.8
Foreign	918.4	811.1	693.8
	$1,052.8	$972.5	$846.6

Current tax provision:
United States	$39.5	$63.7	$47.5
Foreign	228.1	183.1	162.3
	267.6	246.8	209.8

Deferred tax provision (benefit):
United States	13.3	(0.7)	(0.1)
Foreign	(0.4)	11.2	(1.8)
	12.9	10.5	(1.9)
Total provision for income taxes	$280.5	$257.3	$207.9

At December 31, 2015, the Company had $70.3, $12.1 and $6.7 of foreign tax loss and credit carryforwards, U.S. federal loss carryforwards, and U.S. state tax loss and credit carryforwards net of federal benefit, respectively, of which $37.7, $12.1 and $3.2, respectively, will either expire or be refunded at various dates through 2035 and the balance can be carried forward indefinitely.

A valuation allowance of $18.5 and $15.5 at December 31, 2015 and 2014, respectively, has been recorded which relates to the foreign net operating loss carryforwards and U.S. state tax credits.  The net change in the valuation allowance for deferred tax assets was an increase of $3.0 and a decrease of $3.9 in 2015 and 2014, respectively, which was related to foreign net operating loss and U.S. state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2015	2014	2013

U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	0.1	0.4	0.6
Foreign earnings and dividends taxed at different rates	(8.8)	(8.3)	(9.4)
Valuation allowance	0.3	(0.4)	0.2
Tax impact of the delay in American Taxpayer Relief Act	—	—	(1.3)
Other	—	(0.2)	(0.5)
Effective tax rate	26.6%	26.5%	24.6%

The 2013 tax rate reflects a decrease in tax expense of $11.3, or $0.03 per diluted common share, resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income that are part of the tax provisions within the American Taxpayer Relief Act.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the benefit to the Company of $11.3 relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement; as such, between the fourth quarter of 2012 and the first quarter of 2013, there is no net impact on the Company from an income statement perspective.  The 2013 tax rate also reflects a reduction in tax expense of $3.6, or $0.01 per diluted common share, for tax reserve adjustments relating to the completion of the audits of certain of the Company’s prior year tax returns.  Excluding these impacts as well as the net impact of the acquisition-related expenses, the Company’s effective tax rate for 2015, 2014 and 2013 was 26.5%, 26.5% and 26.3%, respectively.

The components of the Company’s deferred tax assets and liabilities included in Intangibles and other long-term assets and in Accrued pension benefit obligations and other long-term liabilities in the accompanying Consolidated Balance Sheet are comprised of the following:

	December 31,
	2015	2014
Deferred tax assets relating to:
Accrued liabilities and reserves	$21.4	$27.3
Operating loss and tax credit carryforwards	29.4	26.2
Pensions, net	63.6	61.1
Inventories	29.0	22.6
Employee benefits	41.8	35.6
Total deferred tax assets	185.2	172.8
Valuation allowance	(18.5)	(15.5)
Total deferred tax assets, net of valuation allowances	166.7	157.3

Deferred tax liabilities relating to:
Goodwill	163.5	129.4
Depreciation and amortization	37.4	36.1
Contingent consideration	6.6	6.6
Total deferred tax liabilities	207.5	172.1

Net deferred tax liability	$(40.8)	$(14.8)

See Note 1 of the Consolidated Financial Statements for further discussion on the adoption of ASU 2015-17.

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Unrecognized tax benefits as of January 1	$27.7	$24.8	$26.4
Gross increases and gross decreases for tax positions in prior periods	0.3	2.2	1.4
Gross increases - current period tax position	2.1	2.6	2.4
Settlements	—	(0.5)	—
Lapse of statute of limitations	(0.3)	(1.4)	(5.4)
Unrecognized tax benefits as of December 31	$29.8	$27.7	$24.8

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2015, 2014 and 2013, the provision for income taxes included a net expense of $1.5, $0.9 and $0.2, respectively, in estimated interest and penalties.  As of December 31, 2015, 2014 and 2013, the liability for unrecognized tax benefits included $6.0, $4.5 and $3.0, respectively, for tax-related interest and penalties.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2011 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2015 and 2014, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was $20.6 and $19.2, respectively, which is included in Accrued pension benefit obligations and other long-term liabilities in the accompanying Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation.  Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of $3.1.

Note 5—Equity

Stock-Based Compensation:

Stock Options

In 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company also continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors.  The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance thereunder is 58,000,000 shares.  As of December 31, 2015, there were 18,911,280 shares of Common Stock available for the granting of additional stock options under the 2009 Employee Option Plan.  Options granted under the 2000 Employee Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant and options granted under the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of December 31, 2015, there were 140,000 shares of Common Stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options were last granted under the 2004 Directors Option Plan in May 2011.  Options granted under the 2004 Directors Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for 2013, 2014 and 2015 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2013	26,893,438	$21.70	7.08
Options granted	5,576,000	39.00
Options exercised	(5,272,426)	18.23
Options forfeited	(352,560)	26.83
Options outstanding at December 31, 2013	26,844,452	25.90	7.08
Options granted	6,220,000	47.70
Options exercised	(4,790,252)	20.27
Options forfeited	(486,280)	34.55
Options outstanding at December 31, 2014	27,787,920	31.60	7.09
Options granted	6,490,200	57.85
Options exercised	(2,718,745)	23.71
Options forfeited	(422,900)	41.73
Options outstanding at December 31, 2015	31,136,475	37.62	6.92	$491.0
Vested and non-vested options expected to vest at December 31, 2015	28,749,963	37.04	6.82	$468.4
Exercisable options at December 31, 2015	13,813,435	$26.84	5.33	$350.7

A summary of the status of the Company’s non-vested options as of December 31, 2015 and changes during the year then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2015	16,440,560	$7.98
Options granted	6,490,200	8.47
Options vested	(5,184,820)	7.70
Options forfeited	(422,900)	8.18
Non-vested options at December 31, 2015	17,323,040	$8.24

The weighted-average fair value at the grant date of options granted during 2014 and 2013 was $8.64 and $8.71, respectively.

During the years ended December 31, 2015, 2014 and 2013, the following activity occurred under the Company’s option plans:

	2015	2014	2013
Total intrinsic value of stock options exercised	$88.1	$136.8	$105.8
Total fair value of stock options vested	39.9	37.2	33.9

As of December 31, 2015, the total compensation cost related to non-vested options not yet recognized was approximately $104.9, with a weighted average expected amortization period of 3.36 years.

The grant-date fair value of each option grant under the 2000 Employee Option Plan, the 2009 Employee Option Plan and the 2004 Directors Option Plan is estimated using the Black-Scholes option pricing model. The grant-date fair value of each restricted share grant is determined based on the closing share price of the Company’s Common Stock on the date of the grant. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model for option grants requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility is calculated based on the historical volatility of the Common Stock and implied volatility derived from related exchange traded options. The average expected life is based on the contractual term of the option and expected exercise and historical post-vesting termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Restricted Stock

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of December 31, 2015, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 153,974.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s common stock without payment.

Restricted stock activity for 2013, 2014 and 2015 was as follows:

			Weighted
			Average
		Fair Value	Remaining
	Restricted	at Grant	Amortization
	Shares	Date	Term (in years)
Restricted shares outstanding at January 1, 2013	32,858	$26.63
Restricted shares granted	26,880	38.76
Shares vested and issued	(32,858)	26.63
Restricted shares outstanding at December 31, 2013	26,880	38.76	0.39
Restricted shares granted	18,340	47.72
Shares vested and issued	(26,880)	38.76
Restricted shares outstanding at December 31, 2014	18,340	47.72	0.39
Restricted shares granted	17,948	57.85
Shares vested and issued	(19,032)	47.98
Restricted shares outstanding at December 31, 2015	17,256	57.97	0.39

The total fair value of restricted share awards that vested during 2015, 2014, and 2013 was $0.9, $1.0, and $0.9, respectively.  As of December 31, 2015, the total compensation cost related to non-vested restricted stock not yet recognized was approximately $0.4 with a weighted average expected amortization period of 0.39 years.

Authorized Shares for Issuance:

Effective May 20, 2015, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock which the Company is authorized to issue by 500 million to 1 billion.

Stock Repurchase Program:

In January 2013, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 20 million shares of its common stock during the two-year period ending January 31, 2015 (the “2013 Stock Repurchase Program”). During the year ended December 31, 2014, the Company repurchased 11,428,610 shares of its Common Stock for $539.4.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  At December 31, 2014, the Company had repurchased all shares authorized under the 2013 Stock Repurchase Program.

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 10 million shares of Common Stock during the two-year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  During the year ended December 31, 2015, the Company repurchased 4.5 million shares of its Common Stock for $248.9.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The price and timing of any future purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.  The Company did not repurchase any additional shares of Common Stock through January 31,

2016.  At January 31, 2016, approximately 5.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.

Dividends:

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of Common Stock.  In July 2014, the Board of Directors approved an increase in the quarterly dividend rate from $0.10 to $0.125 per share effective with the third quarter 2014 dividend and in July 2015 approved a further increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with the third quarter 2015 dividend.  Total dividends declared during 2015, 2014 and 2013 were $163.7, $140.6 and $96.8, respectively. Total dividends paid in 2015, 2014 and 2013 were $159.3, $101.9 and $96.8, respectively, including those declared in the prior year and paid in the current year.

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) included in equity at December 31, 2015, 2014 and 2013 are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Defined Benefit Plan Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2013	$57.3	$0.2	$(174.5)	$(117.0)
Translation adjustments	14.9	—	—	14.9
Unrealized loss on cash flow hedges, net of tax of $0.1	—	(0.3)	—	(0.3)
Amounts reclassified from Accumulated other comprehensive income (loss)	(5.2)	—	—	(5.2)
Defined benefit plan adjustment, net of tax of ($20.6)	—	—	35.9	35.9
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax of ($9.6)	—	—	16.7	16.7
Balance at December 31, 2013	67.0	(0.1)	(121.9)	(55.0)
Translation adjustments	(80.4)	—	—	(80.4)
Unrealized loss on cash flow hedges, net of tax of $0.2	—	(1.2)	—	(1.2)
Defined benefit plan adjustment, net of tax of $39.9	—	—	(82.0)	(82.0)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax of ($6.2)	—	—	12.8	12.8
Balance at December 31, 2014	(13.4)	(1.3)	(191.1)	(205.8)
Translation adjustments	(151.5)	—	—	(151.5)
Unrealized loss on cash flow hedges, net of tax of $0.1	—	(0.4)	—	(0.4)
Defined benefit plan adjustment, net of tax of $5.5	—	—	(10.0)	(10.0)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax of ($10.1)	—	—	18.2	18.2
Balance at December 31, 2015	$(164.9)	$(1.7)	$(182.9)	$(349.5)

The amounts reclassified from Accumulated other comprehensive income (loss) for defined benefit plan liabilities, are included within Cost of sales and Selling, general and administrative expenses and for unrealized gain (loss) on cash flow hedges, are included in Cost of sales within the Company’s Consolidated Statements of Income.  The amounts reclassified from Accumulated other comprehensive income (loss) for foreign currency translation in 2013 are included in Cost of sales within the Company’s Consolidated Statements of Income.

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted-average number of common shares and dilutive common shares outstanding, which relates to stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding as of December 31 is as follows (dollars and shares in millions):

	2015	2014	2013
Net income attributable to Amphenol Corporation shareholders	$763.5	$709.1	$635.7
Basic weighted average common shares outstanding	309.1	313.1	318.2
Effect of dilutive stock options	7.4	7.3	6.3
Diluted weighted average common shares outstanding	316.5	320.4	324.5
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$2.47	$2.26	$2.00
Diluted	$2.41	$2.21	$1.96

Excluded from the computations above were anti-dilutive common shares of 6.3 million, 5.5 million and 3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans”). The largest international pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $76.2 and $86.0 at December 31, 2015 and 2014, respectively. Total required contributions to be made during 2016 for the unfunded International Plans amount to approximately $7.2. This amount, which is classified as Other accrued expenses, and the obligations discussed above, are included in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations; for each year presented below, projected benefits exceed assets.

	December 31,
	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$676.5	$560.1
Service cost	12.5	10.8
Interest cost	22.8	24.1
Acquisitions	1.2	7.0
Plan amendments	0.4	—
Actuarial (gain) loss	(19.0)	123.1
Foreign exchange translation	(18.2)	(18.7)
Benefits paid	(31.2)	(29.9)
Projected benefit obligation at end of year	645.0	676.5

Change in plan assets:
Fair value of plan assets at beginning of year	409.4	392.5
Actual return on plan assets	(3.7)	27.7
Employer contributions	24.1	23.8
Foreign exchange translation	(6.4)	(4.7)
Benefits paid	(31.2)	(29.9)
Fair value of plan assets at end of year	392.2	409.4

Funded status	$(252.8)	$(267.1)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $624.5 and $653.7 at December 31, 2015 and 2014, respectively.

	Year Ended December 31,
	2015	2014	2013
Components of net pension expense:
Service cost	$9.3	$8.2	$8.5
Interest cost	22.8	24.1	20.9
Expected return on plan assets	(29.1)	(28.5)	(24.8)
Net amortization of actuarial losses	28.0	18.6	25.5
Net pension expense	$31.0	$22.4	$30.1

	Weighted-average assumptions used to determine benefit obligations at December 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate:
U.S. plans	4.11%	3.75%	3.71%	3.50%
International plans	3.14%	2.91%	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	n/a	n/a
International plans	1.48%	1.45%	n/a	n/a

	Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate:
U.S. plans	3.75%	4.60%	3.75%	3.50%	4.15%	3.45%
International plans	2.91%	4.09%	3.97%	n/a	n/a	n/a
Expected long-term return on assets:
U.S. plans	8.00%	8.00%	8.00%	n/a	n/a	n/a
International plans	5.47%	5.99%	5.50%	n/a	n/a	n/a
Rate of compensation increase:
U.S. plans	3.00%	3.00%	3.00%	n/a	n/a	n/a
International plans	1.45%	1.48%	2.57%	n/a	n/a	n/a

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

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The discount rate for the U.S. Plans on this basis was 4.11% at December 31, 2015 and 3.75% at December 31, 2014. The increase in the discount rate resulted in a decrease in the benefit obligation for the U.S. Plans of approximately $19.0 at December 31, 2015. At December 31, 2015, the Company elected to further refine its approach for calculating its service and interest costs beginning in 2016 by applying a split discount rate approach under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations.  The mortality assumptions used by the Company reflect commonly used mortality tables and improvement scales for each plan and increased life expectancies for plan participants.

The Company’s investment strategy for the Plans’ assets is to achieve a rate of return on plan assets equal to or greater than the average for the respective investment classification through prudent allocation and periodic rebalancing between fixed income and equity instruments. The current investment policy includes a strategy to maintain an adequate level of diversification, subject to portfolio risks.  The target allocations for the U.S. Plans, which represent the majority of the Plans’ assets, are generally 60% equity and 40% fixed income.  Short-term strategic ranges for investments are established within these long term target percentages.  The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks.  As of December 31, 2015, there were no significant concentrations of risks in the Company’s defined benefit plan assets.  The Company does not invest nor instruct investment managers to invest pension assets in Amphenol securities.  The Plans may indirectly hold the Company’s securities as a result of external investment management in certain commingled funds.  Such holdings would not be material relative to the Plans’ total assets.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 9%, which has been in excess of these broad equity and bond benchmark indices. As described above, the expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of 60% with equity managers (with an expected long-term rate of return of approximately 9%) and 40% with fixed income managers (with an expected long-term rate of return of approximately 6%).  The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the benefit obligation of the U.S. Plans at December 31, 2015 and 2014 is 8.00%.

The Company’s Plan assets are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The process requires judgment and may have an effect on the placement of the Plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension Plans’ assets at December 31, 2015 and 2014 by asset category are as follows (refer to Note 3 for definitions of Level 1, 2 and 3 inputs):

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities:
U.S. equities — large cap	$108.2	$82.3	$25.9	$—
U.S. equities — small/mid cap and other	22.7	—	22.7	—
International equities — growth	46.0	46.0	—	—
International equities — other	52.3	6.9	45.4	—
	229.2	135.2	94.0	—

Alternative investment funds	31.5	—	31.5	—

Fixed income securities:
U.S. fixed income securities — intermediate term	58.7	58.7	—	—
U.S. fixed income securities — high yield	18.9	—	18.9	—
International fixed income securities — other	37.2	—	37.2	—
	114.8	58.7	56.1	—

Cash and cash equivalents	16.7	16.7	—	—
Total	$392.2	$210.6	$181.6	$—

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities:
U.S. equities — large cap	$106.6	$80.9	$25.7	$—
U.S. equities — small/mid cap and other	23.0	—	23.0	—
International equities — growth	46.9	46.9	—	—
International equities — other	50.7	—	50.7	—
	227.2	127.8	99.4	—

Alternative investment funds	40.1	—	40.1	—

Fixed income securities:
U.S. fixed income securities — intermediate term	59.1	59.1	—	—
U.S. fixed income securities — high yield	20.2	—	20.2	—
International fixed income securities — other	40.6	—	40.6	—
	119.9	59.1	60.8	—

Cash and cash equivalents	22.2	22.2	—	—
Total	$409.4	$209.1	$200.3	$—

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

As of December 31, 2015, the amounts before tax for unrecognized net loss, net prior service cost and net transition asset in Accumulated other comprehensive loss related to the Plans above are $256.4, $9.0, and $0.1, respectively. As of December 31, 2014, the amounts before tax for unrecognized net loss, net prior service cost and net transition asset in Accumulated other comprehensive loss related to the Plans above are $274.7, $10.9 and $0.2, respectively.  The estimated net loss, prior service cost and net transition asset for the Plans above that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $22.6, $2.3 and $0.1, respectively.

The Company made cash contributions to the Plans of $24.1, $23.8, and $23.3 in 2015, 2014, and 2013, respectively, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2016 of approximately $22.0, most of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

2016	$27.8
2017	28.9
2018	30.2
2019	31.4
2020	32.8
2021-2025	182.3

The Company offers various defined contribution plans for U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions of approximately $4.2, $3.8 and $3.0 in 2015, 2014 and 2013, respectively.

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees through post-retirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company.  The discount rate used in determining the benefit obligation was 3.71% and 3.50% at December 31, 2015 and 2014, respectively. Summary information on the Company’s OPEB programs is as follows:

	December 31,
	2015	2014

Change in benefit obligation:
Benefit obligation at beginning of year	$12.2	$11.9
Service cost	0.1	0.1
Interest cost	0.4	0.5
Paid benefits and expenses	(1.2)	(0.9)
Actuarial loss	1.7	0.6
Benefit obligation at end of year	$13.2	$12.2

The accumulated benefit obligation for the Company’s OPEB plan was equal to its projected benefit obligation at December 31, 2015 and 2014.

	Year ended December 31,
	2015	2014	2013
Components of net post-retirement benefit cost:
Service cost	$0.1	$0.1	$0.2
Interest cost	0.4	0.5	0.5
Net amortization of actuarial losses	0.3	0.4	0.8
Net post-retirement benefit cost	$0.8	$1.0	$1.5

As of December 31, 2015, the amounts for unrecognized net loss, net prior service cost and net transition obligation in Accumulated other comprehensive loss related to OPEB programs are $5.5, nil and nil, respectively. The estimated net loss, prior service cost and net transition obligation for the OPEB programs that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $0.6, nil and nil, respectively.

Benefit payments for the OPEB plan, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate are expected to be between $1.1 and $1.4 per year for the next ten years.

Note 8—Leases

At December 31, 2015, the Company was committed under operating leases which expire at various dates.  Total rent expense under operating leases for the years 2015, 2014 and 2013 were approximately $41.0, $38.9 and $35.0, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2016	$36.9
2017	26.4
2018	19.7
2019	13.6
2020	8.9
Beyond 2020	12.9
Total minimum obligation	$118.4

Note 9—Business Combinations

During the year ended December 31, 2015, goodwill of approximately $76.2, which is net of foreign currency translation, was recognized primarily related to three businesses acquired during the year in the Interconnect Products and Assemblies segment.  The Company is in the process of completing its analysis of fair value of the assets acquired and liabilities assumed related to its 2015 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.  The 2015 acquisitions were not material to the Company either individually or in the aggregate.

Note 10—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect Products and	Cable Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2013	$2,173.7	$115.4	$2,289.1
Acquisition-related	353.1	8.3	361.4
Foreign currency translation	(33.8)	—	(33.8)
Goodwill at December 31, 2014	2,493.0	123.7	2,616.7
Acquisition-related	155.9	—	155.9
Foreign currency translation	(79.7)	—	(79.7)
Goodwill at December 31, 2015	$2,569.2	$123.7	$2,692.9

Other than goodwill and indefinite-lived trade name intangible assets with a value of approximately $52.3 as of December 31, 2015 and 2014, the Company’s intangible assets are subject to amortization. A summary of the Company’s amortizable intangible assets as of December 31, 2015 and 2014 is as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$315.6	$122.6	$193.0	$299.8	$92.3	$207.5
Proprietary technology	53.8	30.9	22.9	53.8	26.5	27.3
License agreements	6.0	6.0	—	6.0	6.0	—
Backlog and other	19.7	19.2	0.5	19.7	19.0	0.7
Total	$395.1	$178.7	$216.4	$379.3	$143.8	$235.5

Customer relationships, proprietary technology, license agreements and backlog and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 14 years, 8 years and 2 years, respectively, for an aggregate weighted average useful life of approximately 10 years at December 31, 2015.

Intangible assets are included in Intangibles and other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate amortization expense for the years ended December 31, 2015, 2014 and 2013 was approximately $34.7, $36.6 and $20.1, respectively.  The 2014 amortization includes $9.8 related to the amortization of acquired backlogs.  Amortization expense estimated for each of the next five fiscal years is approximately $35.8 in 2016, $35.4 in 2017, $31.2 in 2018, $27.0 in 2019 and $21.2 in 2020.

Note 11—Reportable Business Segments and International Operations

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Company aggregates its operating segments into reportable segments based upon similar economic characteristics and business groupings of products, services, and customers. The Interconnect Products and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.  The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-added products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.  The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 herein. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

	Interconnect Products and Assemblies			Cable Products and Solutions			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net sales
External	$5,239.1	$4,992.6	$4,269.0	$329.6	$352.9	$345.7	$5,568.7	$5,345.5	$4,614.7
Intersegment	7.2	6.6	5.5	21.6	18.0	19.4	28.8	24.6	24.9
Depreciation and amortization	162.3	160.0	123.4	3.0	3.4	2.9	165.3	163.4	126.3
Segment operating income	1,158.3	1,088.0	931.0	40.3	43.7	46.3	1,198.6	1,131.7	977.3
Segment assets (excluding goodwill)	4,580.4	4,161.7	3,648.0	163.5	173.4	165.3	4,743.9	4,335.1	3,813.3
Purchases of land and depreciable assets	167.1	203.1	154.7	4.5	4.8	2.0	171.6	207.9	156.7

Reconciliation of segment operating income to consolidated income before income taxes:

	2015	2014	2013

Segment operating income	$1,198.6	$1,131.7	$977.3
Interest expense	(68.3)	(80.4)	(63.6)
Interest income	18.4	20.2	15.0
Stock-based compensation expense	(44.2)	(41.4)	(36.1)
Acquisition-related expenses	(5.7)	(14.1)	(6.0)
Other costs, net	(46.0)	(43.5)	(40.0)
Consolidated income before income taxes	$1,052.8	$972.5	$846.6

Reconciliation of segment assets to consolidated total assets:

	2015	2014
Segment assets excluding goodwill	$4,743.9	$4,335.1
Goodwill	2,692.9	2,616.7
Other assets	21.6	34.1
Consolidated total assets	$7,458.4	$6,985.9

Geographic information:

	Net sales			Land and depreciable assets, net
	2015	2014	2013	2015	2014	2013
United States	$1,696.3	$1,673.5	$1,430.5	$214.4	$214.8	$175.4
China	1,675.5	1,440.8	1,243.7	151.4	149.2	151.2
Other international locations	2,196.9	2,231.2	1,940.5	243.7	226.7	205.8
Total	$5,568.7	$5,345.5	$4,614.7	$609.5	$590.7	$532.4

Net sales by geographic area are based on the customer location to which the product is shipped.  During the year ended December 31, 2015, aggregate sales to the Company’s largest customer, including sales of products to EMS companies and subcontractors that the Company believes are manufacturing products on their behalf, represented approximately 11% of the Company’s net sales, all of which are included within the Interconnect Products and Assemblies segment. No single customer represented 10% or more of the Company’s net sales for the years ended December 31, 2014 or 2013.  It is impracticable to disclose net sales by product or group of products.

Note 12—Other Income, net

The components of Other income, net are set forth below:

	Year Ended December 31,
	2015	2014	2013
Agency and commitment fees	$(2.0)	$(1.9)	$(1.6)
Interest income	18.4	20.2	15.0
	$16.4	$18.3	$13.4

Note 13—Commitments and Contingencies

The Company has been named as defendant in several legal actions in which various amounts are claimed arising from normal business activities.  The Company records a loss contingency liability when there is at least a reasonable possibility that a loss is considered probable and the amount can be reasonably estimated.  Although the potential liability with respect to such legal actions cannot be reasonably estimated, such matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s legal costs associated with defending itself are recorded to expense as incurred.

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

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2015, the Company had purchase commitments of $186.5 in 2016 and $11.5 in 2017 and 2018, combined.

Note 14—Subsequent Events

On January 8, 2016, pursuant to a Purchase Agreement dated July 17, 2015 and as amended on December 31, 2015, by and among the Company and Bain Capital, the Company acquired all of the share capital of FCI Asia Pte Ltd (“FCI”) for an aggregate purchase price of approximately $1,179, net of cash acquired (subject to closing adjustments), which was funded by cash, cash equivalents and short-term investments on hand that were held outside of the United States.

Headquartered in Singapore, FCI, a global leader in interconnect solutions for the information technology and data communications, industrial, mobile networks, automotive and mobile devices markets, will be reported as part of the Company’s

Interconnect Products and Assemblies segment.  As this is a recent acquisition, the required financial information needed to complete the initial purchase price allocation of all of its tangible and identifiable intangible assets and liabilities, as well as the required supplemental pro forma results of the combined entity, is incomplete.  The preliminary amounts recognized for all assets acquired and liabilities assumed as of the acquisition date and other required pro forma disclosures of the combined entity will be disclosed in the Company’s Form 10-Q for the quarter ending March 31, 2016.

Note 15—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31
2015
Net sales	$1,327.1		$1,351.5		$1,459.6		$1,430.5
Gross profit	424.6		432.5		464.0		458.5
Operating income	260.2		260.7	(1)	294.8		289.0
Net income attributable to Amphenol Corporation	179.8		179.0	(1)	204.5		200.1

Net income per common share—Basic	0.58		0.58	(1)	0.66		0.65
Net income per common share—Diluted	0.57		0.56	(1)	0.65		0.63

2014
Net sales	$1,246.1		$1,314.2		$1,358.7		$1,426.5
Gross profit	388.9		416.8		431.7		456.7
Operating income	232.1	(2)	255.8		267.8	(3)	278.9	(4)
Net income attributable to Amphenol Corporation	158.5	(2)	174.9		182.2	(3)	193.5	(4)

Net income per common share—Basic	0.50	(2)	0.56		0.58	(3)	0.62	(4)
Net income per common share—Diluted	0.49	(2)	0.54		0.57	(3)	0.61	(4)

(1)             Operating income, net income and net income per common share includes acquisition-related expenses of $5.7 ($5.7 after-tax), or $0.02 per share, relating to acquisitions announced and closed in 2015.  Excluding this effect, net income per common share-diluted was $0.58 for the three months ended June 30, 2015.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2015 that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework (2013).  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2015 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte & Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015, which is included in this Annual Report in Item 8.

February 19, 2016

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

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2015, 2014 and 2013

(Dollars in millions)

	Balance at beginning of period	Charged to cost and expenses	Additions (Deductions)	Balance at end of period

Receivable Reserves:
Year ended 2015	$20.2	$3.7	$1.7	$25.6
Year ended 2014	12.0	9.7	(1.5)	20.2
Year ended 2013	10.4	3.6	(2.0)	12.0

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 19th day of February, 2016.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated below.

Signature	Title	Date

/s/ R. Adam Norwitt	President and Chief Executive Officer	February 19, 2016
R. Adam Norwitt	(Principal Executive Officer)

/s/ Craig A. Lampo	Senior Vice President and Chief Financial Officer	February 19, 2016
Craig A. Lampo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 19, 2016
Martin H. Loeffler

/s/ Ronald P. Badie	Director	February 19, 2016
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 19, 2016
Stanley L. Clark

/s/ David P. Falck	Director	February 19, 2016
David P. Falck

/s/ Edward G. Jepsen	Director	February 19, 2016
Edward G. Jepsen

/s/ Randall D. Ledford	Director	February 19, 2016
Randall D. Ledford

/s/ Andrew E. Lietz	Director	February 19, 2016
Andrew E. Lietz

/s/ John R. Lord	Director	February 19, 2016
John R. Lord

/s/ Diana G. Reardon	Director	February 19, 2016
Diana G. Reardon

Index of Exhibits

2.1

Letter Agreement, dated June 27, 2015, by and between Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation (including the form of Sale and Purchase Agreement, to be entered into by and among Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation) (filed as Exhibit 2.1 to the Form 8-K filed on June 29, 2015). *

2.2

Sale and Purchase Agreement, dated July 17, 2015, by and among Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation (filed as Exhibit 2.1 to the Form 8-K filed on July 20, 2015). *

2.3

Amendment Agreement (amending the Sale and Purchase Agreement (the “Purchase Agreement”), dated as of July 17, 2015), dated December 31, 2015, by and among Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation (filed as Exhibit 2.1 to the Form 8-K filed on January 4, 2016). *

3.1	Restated Certificate of Incorporation of Amphenol Corporation, dated October 30, 2015 (filed as Exhibit 3.1 to the September 30, 2015 10-Q).*
3.2	Amphenol Corporation, Third Amended and Restated By-Laws dated April 25, 2014 (filed as Exhibit 99.1 to the Form 8-K on April 28, 2014).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
4.3	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes Pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed January 30, 2014).*
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
10.13

Seventh Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2011 dated December 17, 2015 (filed as Exhibit 10.13 to the December 31, 2015 10-K).**

10.14	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.15	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.16	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.17	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.18	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*

10.19	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.20	2016 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.20 to the December 31, 2015 10-K).**
10.21	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K on May 23, 2014).*
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
10.28

First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012 (filed as Exhibit 10.36 to the June 30, 2012 10-Q).*

10.29

Second Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated April 10, 2012 (filed as Exhibit 10.37 to the June 30, 2012 10-Q).*

10.30

Third Amendment to The Amphenol Corporation Profit Sharing/401(K) Plan Adoption Agreement as amended and restated effective October 1, 2013, dated September 20, 2013 (filed as Exhibit 10.40 to the December 31, 2013 10-K)*

10.31	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.32	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
10.33

Second Amendment to Credit Agreement, dated as of July 1, 2013, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on July 8, 2013).*

10.34

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

10.36

Commercial paper program form of Dealer Agreement dated as of August 29, 2014 between the Company, Citibank Global Markets and JP Morgan Securities LLC (filed as Exhibit 10.1 to the form 8-K filed on September 5, 2014).*

21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                                         Incorporated herein by reference as stated.

**                                  Filed herewith.