Form 10-Q
period 2016-06-30
AMPHENOL CORP /DE/
filed 2016-08-04
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the total number of shares outstanding of Class A Common Stock was 308,724,545.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$794.0	$1,737.2
Short-term investments	30.7	23.2
Total cash, cash equivalents and short-term investments	824.7	1,760.4
Accounts receivable, less allowance for doubtful accounts of $25.1 and $25.6, respectively	1,257.3	1,104.6
Inventories	926.6	851.8
Other current assets	149.5	133.2

Total current assets	3,158.1	3,850.0

Land and depreciable assets, less accumulated depreciation of $969.6 and $900.9, respectively	692.8	609.5
Goodwill	3,641.7	2,692.9
Intangibles and other long-term assets	534.4	306.0

	$8,027.0	$7,458.4

Liabilities & Equity
Current Liabilities:
Accounts payable	$645.1	$587.8
Accrued salaries, wages and employee benefits	125.1	105.6
Accrued income taxes	66.8	81.8
Accrued dividends	43.2	43.2
Other accrued expenses	219.5	189.7
Current portion of long-term debt	0.3	0.3

Total current liabilities	1,100.0	1,008.4

Long-term debt, less current portion	2,834.6	2,813.2
Accrued pension benefit obligations and other long-term liabilities	518.5	358.4
Equity:
Common stock	0.3	0.3
Additional paid-in capital	890.2	783.3
Retained earnings	2,972.9	2,804.4
Accumulated other comprehensive loss	(328.8)	(349.5)

Total shareholders’ equity attributable to Amphenol Corporation	3,534.6	3,238.5

Noncontrolling interests	39.3	39.9
Total equity	3,573.9	3,278.4

	$8,027.0	$7,458.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,548.2	$1,351.5	$2,999.4	$2,678.6
Cost of sales	1,050.9	919.0	2,042.8	1,821.6
Gross profit	497.3	432.5	956.6	857.0
Acquisition-related expenses	—	5.7	30.3	5.7
Selling, general and administrative expense	197.0	166.1	386.5	330.4
Operating income	300.3	260.7	539.8	520.9

Interest expense	(18.0)	(17.1)	(36.1)	(34.1)
Other income, net	1.7	4.2	2.7	8.3
Income before income taxes	284.0	247.8	506.4	495.1
Provision for income taxes	(75.3)	(67.2)	(139.2)	(132.7)
Net income	208.7	180.6	367.2	362.4
Less: Net income attributable to noncontrolling interests	(2.2)	(1.6)	(4.0)	(3.6)

Net income attributable to Amphenol Corporation	$206.5	$179.0	$363.2	$358.8

Net income per common share - Basic	$0.67	$0.58	$1.18	$1.16

Weighted average common shares outstanding - Basic	308.2	308.9	307.9	309.5

Net income per common share - Diluted	$0.65	$0.56	$1.15	$1.13

Weighted average common shares outstanding - Diluted	315.4	316.9	314.8	317.4

Dividends declared per common share	$0.14	$0.125	$0.28	$0.25

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$208.7	$180.6	$367.2	$362.4
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(34.9)	11.3	11.2	(56.6)
Unrealized (loss) gain on cash flow hedges	(1.3)	(0.5)	1.0	0.1
Defined benefit plan adjustment, net of tax of ($2.2) and ($4.4) for 2016, and ($2.5) and ($3.3) for 2015, respectively	4.0	4.6	8.0	6.2
Total other comprehensive income (loss), net of tax	(32.2)	15.4	20.2	(50.3)

Total comprehensive income	176.5	196.0	387.4	312.1

Less: Comprehensive income attributable to noncontrolling interests	(1.4)	(1.7)	(3.5)	(3.6)

Comprehensive income attributable to Amphenol Corporation	$175.1	$194.3	$383.9	$308.5

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2016	2015
Cash from operating activities:
Net income	$367.2	$362.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112.4	83.5
Stock-based compensation expense	23.2	20.2
Excess tax benefits from stock-based compensation payment arrangements	(16.5)	(9.1)
Net change in components of working capital	(62.6)	(44.3)
Net change in other long-term assets and liabilities	14.1	10.1

Net cash provided by operating activities	437.8	422.8

Cash from investing activities:
Purchases of land and depreciable assets	(89.1)	(85.2)
Proceeds from disposals of land and depreciable assets	3.4	2.3
Purchases of short-term investments	(33.0)	(113.6)
Sales and maturities of short-term investments	25.2	319.8
Acquisitions, net of cash acquired	(1,185.8)	(171.8)

Net cash used in investing activities	(1,279.3)	(48.5)

Cash from financing activities:
Long-term borrowings under credit facilities	—	125.0
Repayments of long-term debt	—	(211.0)
Borrowings under commercial paper program, net	18.1	172.5
Payment of costs related to debt financing	(3.0)	—
Proceeds from exercise of stock options	67.8	40.2
Excess tax benefits from stock-based compensation payment arrangements	16.5	9.1
Distributions to shareholders of noncontrolling interests	(4.1)	(4.4)
Purchase and retirement of treasury stock	(108.4)	(143.6)
Dividend payments	(86.3)	(77.5)

Net cash used in financing activities	(99.4)	(89.7)

Effect of exchange rate changes on cash and cash equivalents	(2.3)	(10.7)

Net change in cash and cash equivalents	(943.2)	273.9
Cash and cash equivalents balance, beginning of period	1,737.2	968.9

Cash and cash equivalents balance, end of period	$794.0	$1,242.8

Cash paid for:
Interest	$34.0	$32.0
Income taxes	138.7	128.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in millions, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, the related condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, and the related condensed consolidated statements of cash flow for the six months ended June 30, 2016 and 2015 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”).

Note 2—New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract(s), (3) determine the transaction price(s), (4) allocate the transaction price(s) to the performance obligations in the contract(s), and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of FASB’s revenue standard under ASU 2014-09 by one year for all entities and permits early adoption on a limited basis.  As a result of ASU 2015-14, the guidance under ASU 2014-09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods.  In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements.  The Company is currently evaluating ASU 2014-09 and does not anticipate a material impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory to be measured at the lower of cost and net realizable value, thereby simplifying the current guidance of measuring inventory at the lower of cost or market.  ASU 2015-11 is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has evaluated ASU 2015-11 and does not believe it will have a material impact on its consolidated financial statements.

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

Note 3—Inventories

Inventories consist of:

	June 30, 2016	December 31, 2015
Raw materials and supplies	$310.2	$282.4
Work in process	321.0	290.5
Finished goods	295.4	278.9
	$926.6	$851.8

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

The segment results for the three and six months ended June 30, 2016 and 2015 are as follows:

	Interconnect Products and Assemblies		Cable Products and Solutions		Total
	2016	2015	2016	2015	2016	2015
Three months ended June 30:
Net sales:
External	$1,456.0	$1,268.7	$92.2	$82.8	$1,548.2	$1,351.5
Intersegment	1.9	1.9	6.5	5.0	8.4	6.9
Segment operating income	309.0	277.9	13.7	9.7	322.7	287.6

Six months ended June 30:
Net sales:
External	$2,823.8	$2,511.3	$175.6	$167.3	$2,999.4	$2,678.6
Intersegment	3.5	4.1	12.9	10.1	16.4	14.2
Segment operating income	590.1	548.8	24.8	20.0	614.9	568.8

A reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2016 and 2015 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Segment operating income	$322.7	$287.6	$614.9	$568.8
Interest expense	(18.0)	(17.1)	(36.1)	(34.1)
Other income, net	1.7	4.2	2.7	8.3
Stock-based compensation expense	(11.7)	(10.1)	(23.2)	(20.2)
Acquisition-related expenses	—	(5.7)	(30.3)	(5.7)
Other operating expenses	(10.7)	(11.1)	(21.6)	(22.0)
Income before income taxes	$284.0	$247.8	$506.4	$495.1

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the six months ended June 30, 2016 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accumulated Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2015	308.0	$0.3	$783.3	$2,804.4	$(349.5)	$—	$39.9	$3,278.4
Net income				363.2			4.0	367.2
Other comprehensive income (loss)					20.7		(0.5)	20.2
Distributions to shareholders of noncontrolling interests							(4.1)	(4.1)
Purchase of treasury stock						(108.4)		(108.4)
Retirement of treasury stock	(2.0)			(108.4)		108.4		—
Stock options exercised, including tax benefit	2.6		83.7					83.7
Dividends declared				(86.3)				(86.3)
Stock-based compensation expense			23.2					23.2
Balance as of June 30, 2016	308.6	$0.3	$890.2	$2,972.9	$(328.8)	$—	$39.3	$3,573.9

A rollforward of consolidated changes in equity for the six months ended June 30, 2015 is as follows:

	Amphenol Corporation Shareholders
	Common Stock				Accumulated Other
	Shares (in millions)	Amount	Additional Paid- In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity

Balance as of December 31, 2014	309.9	$0.3	$659.4	$2,453.5	$(205.8)	$—	$30.5	$2,937.9
Net income				358.8			3.6	362.4
Other comprehensive income (loss)					(50.3)			(50.3)
Acquisition resulting in noncontrolling interest							8.0	8.0
Distributions to shareholders of noncontrolling interests							(4.4)	(4.4)
Purchase of treasury stock						(143.6)		(143.6)
Retirement of treasury stock	(2.5)			(143.6)		143.6		—
Stock options exercised, including tax benefit	1.6		50.0					50.0
Dividends declared				(77.4)				(77.4)
Stock-based compensation expense			20.2					20.2
Balance as of June 30, 2015	309.0	$0.3	$729.6	$2,591.3	$(256.1)	$—	$37.7	$3,102.8

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2016 and 2015 is as follows (dollars and shares in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income attributable to Amphenol Corporation shareholders	$206.5	$179.0	$363.2	$358.8
Basic weighted average common shares outstanding	308.2	308.9	307.9	309.5
Effect of dilutive stock options	7.2	8.0	6.9	7.9
Diluted weighted average common shares outstanding	315.4	316.9	314.8	317.4
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.67	$0.58	$1.18	$1.16
Diluted	$0.65	$0.56	$1.15	$1.13

Excluded from the computations above were anti-dilutive common shares of 8.2 million and 1.7 million for the three months ended June 30, 2016 and 2015, respectively, and 10.0 million and 2.7 million for the six months ended June 30, 2016 and 2015, respectively.

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

Note 8—Stock-Based Compensation

Stock Options

In 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company also continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors.  The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2009 Employee Option Plan, as amended, is 58,000,000 shares.  As of June 30, 2016, there were 11,965,910 shares of Common Stock available for the granting of additional stock options under the 2009 Employee Option Plan.  Options granted under the 2000 Employee Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant. Options granted under the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of June 30, 2016, there were

140,000 shares of Common Stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options were last granted under the 2004 Directors Option Plan in May 2011.  Options granted under the 2004 Directors Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three and six months ended June 30, 2016 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	31,136,475	$37.62	6.92	$491.0
Options granted	245,000
Options exercised	(650,840)
Options forfeited	(48,680)
Options outstanding at March 31, 2016	30,681,955	37.97	6.75	609.9
Options granted	7,138,450
Options exercised	(1,951,432)
Options forfeited	(389,400)
Options outstanding at June 30, 2016	35,479,573	42.52	7.27	534.2
Vested and non-vested options expected to vest at June 30, 2016	33,088,422	$41.88	7.17	$518.8
Exercisable options at June 30, 2016	16,569,063	$31.50	5.61	$428.8

A summary of the status of the Company’s non-vested options as of June 30, 2016 and changes during the three and six months then ended is as follows:

	Options	Weighted Average Fair Value at Grant Date
Non-vested options at January 1, 2016	17,323,040	$8.24
Options granted	245,000	6.98
Options vested	(44,400)	9.82
Options forfeited	(48,680)	8.38
Non-vested options at March 31, 2016	17,474,960	8.22
Options granted	7,138,450	7.40
Options vested	(5,313,500)	7.91
Options forfeited	(389,400)	8.33
Non-vested options at June 30, 2016	18,910,510	7.99

During the three and six months ended June 30, 2016 and 2015, the following activity occurred under the Company’s option plans:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total intrinsic value of stock options exercised	$62.0	$32.0	$82.6	$57.9
Total fair value of stock options vested	42.1	39.1	42.5	39.4

As of June 30, 2016, the total compensation cost related to non-vested options not yet recognized was approximately $133.3 with a weighted average expected amortization period of 3.67 years.

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of June 30, 2016, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 137,069.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three and six months ended June 30, 2016 was as follows:

	Restricted Shares	Fair Value at Grant Date	Weighted Average Remaining Amortization Term (in years)
Restricted shares outstanding at January 1, 2016	17,256	$57.97	0.39
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2016	17,256	57.97	0.15
Shares vested and issued	(17,256)	57.97
Restricted shares granted	16,905	57.99
Restricted shares outstanding at June 30, 2016	16,905	57.99	0.90

As of June 30, 2016, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.9 with a weighted average expected amortization period of 0.90 years.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended June 30, 2016, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $11.7 and $8.9, respectively, and these reductions were $23.2 and $17.7, respectively, for the six months ended June 30, 2016.  For the three months ended June 30, 2015, the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $10.1 and $7.6, respectively, and those reductions were $20.2 and $15.1, respectively, for the six months ended June 30, 2015. The expense incurred for stock-based compensation is included in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Note 9—Shareholders’ Equity

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  During the six months ended June 30, 2016, the Company repurchased 2.0 million shares of Common Stock for $108.4.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through July 29, 2016, the Company repurchased an additional 0.7 million shares of Common Stock for $42.2.  At July 29, 2016, approximately 2.8 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.  The price and timing of any future purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  In the third quarter of 2015, the Board of Directors approved an increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with the third quarter 2015 dividend.  For the three and six months ended June 30, 2016, the Company paid dividends in the amount of $43.0 and $86.3, respectively, and declared dividends in the amount of $43.2 and $86.3, respectively.  For the three and six months ended June 30, 2015, the Company paid dividends in the amount of nil and $77.5, respectively, and declared dividends in the amount of $38.6 and $77.4, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and six months ended June 30, 2016 and 2015.

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three months ended June 30:
Service cost	$2.3	$2.3	$—	$—
Interest cost	4.8	5.8	0.1	0.1
Expected return on plan assets	(7.7)	(7.3)	—	—
Amortization of prior service cost	0.5	0.6	—	—
Amortization of net actuarial losses	4.9	6.5	0.2	0.1
Net pension expense	$4.8	$7.9	$0.3	$0.2

Six months ended June 30:
Service cost	$4.6	$4.7	$—	$—
Interest cost	10.6	11.6	0.2	0.2
Expected return on plan assets	(15.2)	(14.6)	—	—
Amortization of prior service cost	1.1	1.2	—	—
Amortization of net actuarial losses	11.2	12.9	0.3	0.2
Net pension expense	$12.3	$15.8	$0.5	$0.4

For the three and six months ended June 30, 2016, the Company did not make a cash contribution to the Plans, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2016 of approximately $22.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the six months ended June 30, 2016 and 2015, the total matching contributions to these U.S. defined contribution plans in each period were approximately $2.2.

Note 11—Acquisitions

On January 8, 2016, the Company acquired all of the share capital of FCI Asia Pte Ltd (“FCI”) for a purchase price of approximately $1,178.6 (subject to closing adjustments), net of cash acquired.  The acquisition was funded by cash, cash equivalents and short-term investments that were held outside of the United States.  In the first quarter of 2016, the Company incurred approximately $30.3 ($27.3 after-tax) of acquisition-related expenses related to the acquisition of FCI, which are separately presented in the accompanying Condensed Consolidated Statements of Income, primarily related to external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges.  In addition, during the second quarter of 2015, the Company incurred approximately $5.7 ($5.7 after-tax) of acquisition-related expenses related to professional fees and other external expenses primarily related to the FCI acquisition.  The accompanying Condensed Consolidated Statements of Income include the results of FCI for the period from the acquisition date through June 30, 2016.  Excluding the impact of acquisitions as well as the negative impact of foreign exchange of approximately $9.0 and $28.4 for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods, the Company’s net sales increased approximately 4% and 1% in the three and six months ended June 30, 2016, respectively, compared to the same prior year periods.

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

Allocation of Purchase Price

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed of FCI based upon their estimated fair values.  The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with anticipated cost savings and efficiencies associated with the integration of FCI and other intangible assets acquired that do not qualify for separate recognition.  The Company is in the process of completing its analysis of the fair value of the net assets acquired through the use of independent valuations and management’s estimates.  Since the following information is based on preliminary assessments made by management, the acquisition accounting for FCI is subject to final adjustment and it is possible that the final assessment of values may differ from this preliminary assessment.  The following table summarizes the preliminary assessment of the estimated fair values of the identifiable assets acquired and liabilities assumed, net of cash acquired, as of the date of acquisition of January 8, 2016.

Accounts receivable	$97.1
Inventories	65.8
Other current assets	13.4
Land and depreciable assets	78.2
Goodwill	933.1
Intangible assets	252.0
Other long-term assets	13.0
Assets acquired	1,452.6

Accounts payable	61.6
Other current liabilities	55.0
Accrued pension benefit obligations and other long-term liabilities	157.4
Liabilities assumed	274.0

Net assets acquired	$1,178.6

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

Pro Forma Financial Information

The following table summarizes the unaudited pro forma combined financial information assuming that the FCI acquisition had occurred on January 1, 2015, and its results had been included in our financial results for the full three and six months ended June 30, 2016 and 2015.  The pro forma amounts are based upon available information and reflect a reasonable estimate of the effects of the FCI acquisition for the periods presented on the basis set forth herein.  The following unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the FCI acquisition in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	Three months ended June 30,		Six months ended June 30,
Pro forma:	2016	2015	2016	2015
Net sales	$1,548.2	$1,495.2	$3,009.1	$2,963.7
Net income attributable to Amphenol Corporation	206.5	191.9	390.7	380.1
Net income per common share - Diluted	0.65	0.61	1.24	1.20

The unaudited pro forma Net income attributable to Amphenol Corporation has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the FCI acquisition and the application of fair value adjustments to intangible assets occurred on January 1, 2015.  For the three and six months ended June 30, 2016, the pro forma financial information excluded acquisition-related expenses, net of tax, of nil and $27.3, respectively, which are included in the reported results, but excluded from the pro forma amounts above due to their nonrecurring nature.  For the three and six months ended

June 30, 2015, the pro forma financial information reflects the following adjustments, net of tax: (a) acquisition-related expenses of $5.7 for both periods in 2015, which were included in the reported results, but excluded from the pro forma amounts above due to their nonrecurring nature, (b) amortization expense related to the acquired intangible assets of $2.2 and $4.4, respectively, that was not reflected in the historical results, but has been included in the pro forma amounts, (c) interest income of approximately $2.9 and $5.8, respectively, earned on the cash, cash equivalents and short-term investments used to fund the FCI acquisition that was included in the historical results, but excluded from the pro forma amounts, and (d) other expense (income) of $2.1 and $(1.7), respectively, that was included in the historical results of FCI, but excluded from the pro forma amounts due to its nonrecurring nature.

Other Acquisitions

The Company has completed its analysis of fair value of the assets acquired and liabilities assumed related to its 2015 acquisitions and the final assessment of values did not differ materially from the preliminary assessment.  The 2015 acquisitions were not material to the Company either individually or in the aggregate.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect Products and	Cable Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2015	$2,569.2	$123.7	$2,692.9
Acquisition-related	939.3	—	939.3
Foreign currency translation	9.5	—	9.5
Goodwill at June 30, 2016	$3,518.0	$123.7	$3,641.7

The increase in goodwill, net of foreign currency translation, during the first six months of 2016 is primarily due to the acquisition of FCI on January 8, 2016, which is included in the Interconnect Products and Assemblies segment.

Other than goodwill and indefinite-lived trade name intangible assets with a value of approximately $186.1 and $52.3 as of June 30, 2016 and December 31, 2015, respectively, the Company’s intangible assets are subject to amortization.  A summary of the Company’s amortizable intangible assets as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$372.2	$140.7	$231.5	$315.6	$122.6	$193.0
Proprietary technology	106.7	35.9	70.8	53.8	30.9	22.9
License agreements	6.0	6.0	—	6.0	6.0	—
Backlog and other	28.0	27.5	0.5	19.7	19.2	0.5
Total	$512.9	$210.1	$302.8	$395.1	$178.7	$216.4

Customer relationships, proprietary technology, license agreements, and backlog and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 11 years, 8 years and 1 year, respectively, for an aggregate weighted average useful life of approximately 10 years at June 30, 2016.

Intangible assets are included in Intangibles and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended June 30, 2016 and 2015 was approximately $11.4 and $8.4, respectively.  The amortization expense for the six months ended June 30, 2016 and 2015 was approximately $31.1 and $16.7, respectively.  As of June 30, 2016, amortization expense estimated for the remainder of 2016 is approximately $22.8 and for each of the next five fiscal years is approximately $45.8 in 2017, $41.7 in 2018, $37.6 in 2019, $31.4 in 2020 and $26.6 in 2021.

Note 13—Debt

The Company’s debt consists of the following:

	June 30, 2016		December 31, 2015
	Carrying Amount	Approximate Fair Value	Carrying Amount	Approximate Fair Value
Revolving Credit Facility (maximum aggregate principal amount of $2,000.0 and $1,500.0 as of June 30, 2016 and December 31, 2015, respectively)	$—	$—	$—	$—
Commercial Paper Program (maximum aggregate principal amount of $2,000.0 and $1,500.0 as of June 30, 2016 and December 31, 2015, respectively)	845.2	845.2	823.9	823.9
1.55% Senior Notes due September 2017	374.8	376.9	374.8	373.2
2.55% Senior Notes due January 2019	749.4	764.8	749.2	750.1
3.125% Senior Notes due September 2021	374.8	390.0	374.7	367.7
4.00% Senior Notes due February 2022	499.3	539.2	499.2	508.6
Notes payable to foreign banks and other debt	5.7	5.7	5.0	5.0
Less deferred debt issuance costs	(14.3)	—	(13.3)	—
Total debt	2,834.9	2,921.8	2,813.5	2,828.5
Less current portion	0.3	0.3	0.3	0.3
Total long-term debt	$2,834.6	$2,921.5	$2,813.2	$2,828.2

Revolving Credit Facility

On March 1, 2016, the Company replaced its $1,500.0 unsecured credit facility with a new $2,000.0 unsecured credit facility (the “2016 Revolving Credit Facility”).  The 2016 Revolving Credit Facility, which matures March 2021, increases the aggregate commitments by $500.0 and gives the Company the ability to borrow at a spread over LIBOR. The Company intends to utilize the new credit facility for general corporate purposes.  At June 30, 2016, there were no borrowings under the 2016 Revolving Credit Facility.  The 2016 Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2016, the Company was in compliance with the financial covenants under the 2016 Revolving Credit Facility.

Commercial Paper Program

The Company has a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements.  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis.  The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the 2016 Revolving Credit Facility.  Effective April 1, 2016, the maximum aggregate principal amount of the Commercial Paper outstanding under the Commercial Paper Program at any time was increased by $500.0 from $1,500.0 to $2,000.0.  The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the 2016 Revolving Credit Facility.  The carrying value of Commercial Paper borrowings approximated their fair value given that the Commercial Paper is actively traded.  As such, the Commercial Paper is classified as Level 1 in the fair value hierarchy (Note 14).  The average interest rate on the Commercial Paper as of June 30, 2016 was 0.81%.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at June 30, 2016 and December 31, 2015 are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Short-term investments	$30.7	$30.7	$—	$—
Forward contracts	7.0	—	7.0	—
Total	$37.7	$30.7	$7.0	$—

December 31, 2015:
Short-term investments	$23.2	$23.2	$—	$—
Forward contracts	3.3	—	3.3	—
Total	$26.5	$23.2	$3.3	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amount recognized in Accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the six month periods ended June 30, 2016 and 2015 was not material.  The fair value of the forward contracts are recorded within Other current assets, Other accrued expenses or Accrued pension benefit obligations and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 15—Income Taxes

The provision for income taxes for the second quarter and the first six months of 2016 was at an effective rate of 26.5% and 27.5%, respectively.  Excluding the net impact of acquisition-related expenses incurred in the first quarter of 2016, the effective tax rate for the six months ended June 30, 2016 was 26.5%.  The provision for income taxes for the second quarter and the first six months of 2015 was at an effective tax rate of 27.1% and 26.8%, respectively.  Excluding the net impact of acquisition-related expenses incurred in the second quarter of 2015, the effective tax rate in both the second quarter and the first six months of 2015 was 26.5%.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2011 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2016, the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $124.6, which is included in Accrued pension benefit obligations and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation.  Based on information currently available, management anticipates that over the next twelve month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $2.9.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

Results of Operations

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

Net sales were $1,548.2 in the second quarter of 2016 compared to $1,351.5 in the second quarter of 2015, an increase of 15% in U.S. dollars, 16% in local currencies and 4% organically (excluding the impact of foreign exchange and acquisitions) over the prior year quarter.  Net sales for the first six months of 2016 were $2,999.4 compared to $2,678.6 in the same period in 2015, an increase of 12% in U.S. dollars, 13% in local currencies and 1% organically over the prior year period.  Net sales in the Interconnect Products and Assemblies segment in the second quarter of 2016 (approximately 94% of net sales) increased 15% in both U.S. dollars and local currencies compared to the same period in 2015 ($1,456.0 in 2016 versus $1,268.7 in 2015) and increased 12% in U.S. dollars and 13% in local currencies in the first six months of 2016 compared to the same period in 2015 ($2,823.8 in 2016 versus $2,511.3 in 2015).  The sales growth was driven primarily by growth in the information technology and data communications, mobile networks, industrial, and automotive markets arising from contributions from the Company’s acquisitions as well as organic strength, offset in part by modest declines in sales in the military and commercial aerospace markets.  The mobile devices market experienced a modest increase in net sales for the second quarter of 2016 compared to the same period in the prior year but a slight decrease for the year to date period compared to the same period in 2015.  Net sales in the Cable Products and Solutions segment in the second quarter of 2016 (approximately 6% of net sales) increased 11% in U.S. dollars ($92.2 in 2016 versus $82.8 in 2015) and 14% in local currencies compared to the same period in 2015, and increased 5% in U.S. dollars and 8% in local currencies in the first six months of 2016 compared to the same period in 2015 ($175.6 in 2016 versus $167.3 in 2015).  The increase in Cable Products and Solutions sales relates primarily to sales in the broadband communications market.

Geographically, sales in the United States in the second quarter and first six months of 2016 decreased approximately 2% and 1%, respectively, compared to the same periods in 2015 ($416.7 and $828.5, respectively, in 2016 versus $426.4 and $840.1, respectively, in 2015).  International sales in the second quarter and first six months of 2016 increased approximately 22% and 18% in U.S. dollars, respectively, and 23% and 20% in local currencies, respectively, compared to the same periods in 2015 ($1,131.5 and $2,170.9, respectively, in 2016 versus $925.1 and $1,838.5, respectively, in 2015).  The comparatively stronger U.S. dollar for the second quarter and first six months of 2016 had the effect of decreasing sales by approximately $9.0 and $28.4, respectively, when compared to foreign currency translation rates for the same periods in 2015.

Selling, general and administrative expenses increased to $197.0 or 12.7% of net sales and $386.5 or 12.9% of net sales for the second quarter and first six months of 2016, respectively, compared to $166.1 or 12.3% of net sales and $330.4 or 12.3% of net sales for the second quarter and first six months of 2015, respectively.  The increase is driven primarily by the acquisition of FCI, which currently has higher selling, general and administrative expenses as a percentage of net sales than the average of the Company.  Administrative expenses represented approximately 4.9% and 5.1% of net sales for the second quarter and first six months of 2016, respectively, and represented approximately 5.0% and 4.9% of net sales for the second quarter and first six months of 2015, respectively.  Research and development expenses represented approximately 2.6% of net sales for both the second quarter and first six months of 2016, and represented approximately 2.3% of net sales for both the second quarter and first six months of 2015.  Selling and marketing expenses represented approximately 5.2% of net sales for both the second quarter and first six months of 2016, and represented 5.0% and 5.1% of net sales for the second quarter and first six months of 2015, respectively.

Operating income was $300.3 or 19.4% of net sales and $539.8 or 18.0% of net sales for the second quarter and first six months of 2016, respectively, compared to $260.7 or 19.3% of net sales and $520.9 or 19.4% of net sales for the second quarter and first six months of 2015, respectively.  Operating income for the first six months of 2016 includes $30.3 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) related to the acquisition of FCI, which includes external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges.  For the six months ended June 30, 2016, these expenses had an impact on net income of $27.3, or $0.09 per share.  Operating income for the second quarter and first six months of 2015 includes $5.7 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) for professional fees and other external expenses related to the acquisition of FCI as well as acquisitions closed during the second quarter of 2015.  For the three and six months ended June 30, 2015, these expenses had an impact on net income of $5.7, or $0.02 per share.   Excluding these expenses, adjusted operating income was $300.3 or 19.4% of net sales and $570.1 or 19.0% of net sales for the second quarter and first six months of 2016, respectively, and $266.4 or 19.7% of net sales and $526.6 or 19.7% of net sales for the second quarter and first six months of 2015, respectively.  The decrease in adjusted operating income margin as a percentage of net sales for the first six months of 2016, compared to the same period in 2015, relates to the decrease in operating income margins in the Interconnect Products and Assemblies segment.  Operating income for the Interconnect Products and Assemblies segment for the second quarter and first six months of 2016 was $309.0 or 21.2% of net sales and $590.1 or 20.9% of net sales, respectively, compared to $277.9 or 21.9% of net sales and $548.8 or 21.9% of net sales for the second quarter and first six months of 2015, respectively.  This decrease in operating income margin is driven by the acquisition of FCI, which currently operates at a lower operating margin than the average of the Company.  Operating income for the Cable Products and Solutions segment for the second quarter and first six months of 2016 was $13.7 or 14.9% of net sales and $24.8 or 14.1% of net sales, respectively, compared to $9.7 or 11.8% of net sales and $20.0 or 11.9% of net sales, respectively, in the same periods in 2015.  The increase in operating income margin for the Cable Products and Solutions segment for the first six months of 2016, compared to the same period in 2015, primarily resulted from strong operating execution on additional volume, along with the favorable impact from commodities.

Interest expense for the second quarter and first six months of 2016 was $18.0 and $36.1, respectively, compared to $17.1 and $34.1 for the same periods in 2015, respectively.  The increase is primarily attributable to the impact of higher average debt levels which primarily resulted from the Company’s stock buyback programs.

Other income, net, decreased to $1.7 and $2.7 for the second quarter and first six months of 2016, respectively, compared to $4.2 and $8.3 for the same periods in 2015, respectively, primarily related to lower interest income on lower cash equivalents and short-term investments, which resulted from the funding of the acquisition of FCI in January 2016 with cash, cash equivalents and short-term investments held outside of the United States.

The provision for income taxes for the second quarter and the first six months of 2016 was at an effective rate of 26.5% and 27.5%, respectively.  Excluding the net impact of acquisition-related expenses incurred in the first quarter of 2016, the effective tax rate for the first six months of 2016 was 26.5%.  The provision for income taxes for the second quarter and the first six months of 2015 was at an effective tax rate of 27.1% and 26.8%, respectively.  Excluding the net impact of acquisition-related expenses incurred in the second quarter of 2015, the effective tax rate in both the second quarter and the first six months of 2015 was 26.5%.

Liquidity and Capital Resources

Cash flow provided by operating activities was $437.8 in the first six months of 2016 compared to $422.8 in the same 2015 period.  The increase in cash flow provided by operating activities for the first six months of 2016 compared to 2015 is primarily related to the increase in net income for the first six months of 2016 and the higher non-cash charges resulting from the increase in depreciation and amortization related to the FCI acquisition, which was partially offset by a higher usage of cash related to the change in working capital.  Working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $62.6, excluding the impact of acquisitions and foreign currency translation, in the first six months of 2016 due primarily to an increase in accounts receivable and inventories of $57.0 and $11.3, respectively, partially offset by an increase in accounts payable of $5.1.  Working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $44.3, excluding the impact of acquisitions and foreign currency translation, in the first six months of 2015 due primarily to a decrease in accounts payable of $62.8 and an increase in inventories of $25.7, partially offset by a decrease in accounts receivable of $33.8 and an increase in other accrued liabilities of $8.3.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at June 30, 2016 as compared to December 31, 2015.  Accounts receivable increased $152.7 to $1,257.3 primarily due to the impact of the FCI acquisition of $97.1 and an increase in sales volume in the second quarter.  Days sales outstanding at June 30, 2016 and December 31, 2015 were approximately 73 and 71 days, respectively.  Inventories increased $74.8 to $926.6, primarily due to the impact of the FCI acquisition of $65.8.  Inventory days at June 30, 2016 and December 31, 2015 were 79 days.  Land and depreciable assets, net, increased $83.3 to $692.8 primarily due to the impact of the FCI acquisition of $78.2 and capital expenditures of $89.1, partially offset by depreciation of $79.0.  Goodwill increased $948.8 to $3,641.7 primarily as a result of goodwill recognized related to the FCI acquisition in the Interconnect Products and Assemblies segment in the first quarter of 2016.  Intangibles and other long-term assets increased $228.4 to $534.4 primarily as a result of the identifiable intangible assets recognized related to the FCI acquisition, partially offset by amortization.  Accounts payable increased $57.3 to $645.1 primarily as a result of the impact of the FCI acquisition of $61.6.  Payable days at June 30, 2016 and December 31, 2015 were 55 and 54 days, respectively.  Total accrued expenses increased $34.3 to $454.6 primarily as a result of the impact of the FCI acquisition of $55.0, offset by decreases in accrued income taxes and payments related to incentive compensation.  Accrued pension benefit obligations and other long-term liabilities increased $160.1 to $518.5 primarily as a result of the impact of the FCI acquisition of $157.4, specifically related to an increase in contingent tax liabilities and pension benefit obligations.

For the first six months of 2016, cash flow provided by operating activities of $437.8, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $84.3, net borrowings of $18.1, and cash and cash equivalents on hand of $943.2 were used to fund acquisition-related payments of $1,185.8, purchases of treasury stock of $108.4, dividend payments of $86.3, capital expenditures (net of disposals) of $85.7, net purchases of short-term investments of $7.8, payments to shareholders of noncontrolling interests of $4.1, and payments of costs related to the refinancing of our revolving credit facility of $3.0.  The effect of translation resulting from exchange rate changes at June 30, 2016 compared to December 31, 2015 (“Translation”) had the impact of decreasing cash and cash equivalents by $2.3 in the first six months of 2016.  For the first six months of 2015, cash flow provided by operating activities of $422.8, net sales and maturities of short-term investments of $206.2, net borrowings of $86.5 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $49.3 were used to fund acquisition-related payments of $171.8, purchases of treasury stock of $143.6, capital expenditures (net of disposals) of $82.9, dividend payments of $77.5, and payments to shareholders of noncontrolling interests of $4.4, resulted in an increase in cash and cash equivalents of $273.9, net of Translation.  Translation had the impact of decreasing cash and cash equivalents by $10.7 in the first six months of 2015.

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths.  As a result, the Company has significant flexibility to meet its financial commitments.  The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity.  The Company has been, and continues to be, able to borrow funds at reasonable interest rates.  The Company’s debt financing includes the use of the commercial paper program, the revolving credit facility and senior notes as part of its overall cash management strategy.

On March 1, 2016, the Company replaced its $1,500.0 unsecured credit facility with a new $2,000.0 unsecured credit facility (the “2016 Revolving Credit Facility”).  The 2016 Revolving Credit Facility, which matures March 2021, increases the aggregate commitments by $500.0 and gives the Company the ability to borrow at a spread over LIBOR.  The Company intends to utilize the new credit facility for general corporate purposes.  At June 30, 2016, there were no borrowings under the 2016 Revolving Credit Facility.  The 2016 Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2016, the Company was in compliance with the covenants under the 2016 Revolving Credit Facility.

Pursuant to the terms of the commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements (the “Commercial Paper Program”).  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the 2016 Revolving Credit Facility.  Effective April 1, 2016, the maximum aggregate principal amount of the commercial paper notes that may be outstanding under the Commercial Paper Program at any time was increased by $500.0 from $1,500.0 to $2,000.0.  The amount of commercial paper notes outstanding as of June 30, 2016 was $845.2.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of June 30, 2016, the Company has outstanding senior notes (the “Senior Notes”) as follows:

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

The Company’s primary sources of liquidity are internally generated cash flow, the Commercial Paper Program, the 2016 Revolving Credit Facility, and cash, cash equivalents and short-term investments.  The Company expects that ongoing cash requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products or a deterioration in certain of the Company’s financial ratios.  However, management believes that the Company’s cash, cash equivalents and short-term investment position, ability to generate strong cash flow from operations, and availability under its credit facilities will allow it to meet its obligations for the next twelve months.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its Common Stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions, as was done with the acquisition of FCI as discussed above.  The Company generally pays a quarterly dividend on its Common Stock.  In the third quarter of 2015, the Board of Directors approved an increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with the third quarter 2015 dividend.  For the three and six months ended June 30, 2016, the Company paid dividends of $43.0 and $86.3, respectively, and declared dividends in the amount of $43.2 and $86.3, respectively.  For the three and six months ended June 30, 2015, the Company paid dividends in the amount of nil and $77.5, respectively, and declared dividends in the amount of $38.6 and $77.4, respectively.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the 2016 Revolving Credit Facility and the Commercial Paper Program.

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  During the six months ended June 30, 2016, the Company repurchased 2.0 million shares of Common Stock for $108.4.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through July 29, 2016, the Company repurchased an additional 0.7 million shares of Common Stock for $42.2.  At July 29, 2016, approximately 2.8 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.  The price and timing of any future purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

For the three and six months ended June 30, 2016, the Company did not make a cash contribution to its defined benefit pension plans (the “Plans”) and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2016 of approximately $22.0, the majority of which is to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2015 Annual Report.  Throughout the year, the Company may borrow under its 2016 Revolving Credit Facility and Commercial Paper Program, each of which bears interest at or trades at rates that fluctuate with LIBOR.  Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates.  As of June 30, 2016, there were no LIBOR-based borrowings outstanding under the 2016 Revolving Credit Facility and borrowings under the Commercial Paper Program were at an average rate of 0.81%.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2016, although there can be no assurances that interest rates will not change significantly.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  During the three and six months ended June 30, 2016, the Company repurchased 1.0 million and 2.0 million shares of Common Stock for approximately $59.2 million and $108.4 million, respectively.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The price and timing of any future purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.   Through July 29, 2016, the Company repurchased an additional 0.7 million shares of Common Stock for approximately $42.2 million.  At July 29, 2016, approximately 2.8 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.  The table below reflects the Company’s stock repurchases for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2016	—	$—	—	4,465,400
May 1 to May 31, 2016	—	—	—	4,465,400
June 1 to June 30, 2016	1,000,000	59.18	1,000,000	3,465,400
Total	1,000,000	$59.18	1,000,000	3,465,400

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

2.1

Letter Agreement, dated June 27, 2015, by and between Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation (including the form of Sale and Purchase Agreement, to be entered into by and among Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation) (filed as Exhibit 2.1 to the Form 8-K filed on June 29, 2015).*

2.2

Sale and Purchase Agreement, dated July 17, 2015, by and among Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation (filed as Exhibit 2.1 to the Form 8-K filed on July 20, 2015).*

2.3

Amendment Agreement (amending the Sale and Purchase Agreement (the “Purchase Agreement”), dated as of July 17, 2015), dated December 31, 2015, by and among Fidji Luxembourg (BC4) Sarl, Amphenol East Asia Limited and Amphenol Corporation (filed as Exhibit 2.1 to the Form 8-K filed on January 4, 2016).*

3.1	Restated Certificate of Incorporation of Amphenol Corporation, dated August 3, 2016.**
3.2	Amphenol Corporation, Third Amended and Restated By-Laws dated March 21, 2016 (filed as Exhibit 3.1 to the Form 8-K on March 22, 2016).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
4.3	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes Pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed January 30, 2014).*
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

10.14	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.15	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.16	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.17	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.18	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*

10.19	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.20	2016 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.20 to the December 31, 2015 10-K).*
10.21	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K on May 23, 2014).*
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

Date: August 4, 2016