Form 10-Q
period 2016-09-30
AMPHENOL CORP /DE/
filed 2016-11-03
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016 OR

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

As of October 31, 2016, the total number of shares outstanding of Class A Common Stock was 308,478,390.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$853.6	$1,737.2
Short-term investments	163.3	23.2
Total cash, cash equivalents and short-term investments	1,016.9	1,760.4
Accounts receivable, less allowance for doubtful accounts of $24.6 and $25.6, respectively	1,319.4	1,104.6
Inventories	926.6	851.8
Other current assets	142.3	133.2

Total current assets	3,405.2	3,850.0

Land and depreciable assets, less accumulated depreciation of $1,003.7 and $900.9, respectively	717.6	609.5
Goodwill	3,707.8	2,692.9
Intangibles and other long-term assets	539.2	306.0

	$8,369.8	$7,458.4

Liabilities & Equity
Current Liabilities:
Accounts payable	$650.7	$587.8
Accrued salaries, wages and employee benefits	132.1	105.6
Accrued income taxes	79.5	81.8
Accrued dividends	43.3	43.2
Other accrued expenses	233.4	189.7
Current portion of long-term debt	374.5	0.3

Total current liabilities	1,513.5	1,008.4

Long-term debt, less current portion	2,598.0	2,813.2
Accrued pension benefit obligations and other long-term liabilities	503.6	358.4
Equity:
Common stock	0.3	0.3
Additional paid-in capital	972.2	783.3
Retained earnings	3,032.8	2,804.4
Accumulated other comprehensive loss	(297.3)	(349.5)

Total shareholders’ equity attributable to Amphenol Corporation	3,708.0	3,238.5

Noncontrolling interests	46.7	39.9
Total equity	3,754.7	3,278.4

	$8,369.8	$7,458.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$1,635.9	$1,459.6	$4,635.3	$4,138.2
Cost of sales	1,098.6	995.6	3,141.3	2,817.1
Gross profit	537.3	464.0	1,494.0	1,321.1
Acquisition-related expenses	6.3	—	36.6	5.7
Selling, general and administrative expenses	204.7	169.2	591.3	499.7
Operating income	326.3	294.8	866.1	815.7

Interest expense	(18.1)	(17.0)	(54.2)	(51.1)
Other income, net	2.3	4.2	5.0	12.5
Income before income taxes	310.5	282.0	816.9	777.1
Provision for income taxes	(83.4)	(74.7)	(222.6)	(207.4)
Net income	227.1	207.3	594.3	569.7
Less: Net income attributable to noncontrolling interests	(2.8)	(2.8)	(6.8)	(6.4)

Net income attributable to Amphenol Corporation	$224.3	$204.5	$587.5	$563.3

Net income per common share — Basic	$0.73	$0.66	$1.91	$1.82

Weighted average common shares outstanding — Basic	308.9	308.9	308.3	309.3

Net income per common share — Diluted	$0.71	$0.65	$1.86	$1.78

Weighted average common shares outstanding — Diluted	315.7	315.9	315.1	316.9

Dividends declared per common share	$0.14	$0.14	$0.42	$0.39

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$227.1	$207.3	$594.3	$569.7
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26.0	(52.8)	37.3	(109.5)
Unrealized gain on cash flow hedges	1.3	0.1	2.3	0.3
Defined benefit plan adjustment, net of tax of ($2.2) and ($6.6) for 2016 and ($2.5) and ($5.8) for 2015, respectively	4.0	4.6	12.0	10.8
Total other comprehensive income (loss), net of tax	31.3	(48.1)	51.6	(98.4)

Total comprehensive income	258.4	159.2	645.9	471.3

Less: Comprehensive income attributable to noncontrolling interests	(2.7)	(2.2)	(6.2)	(5.8)

Comprehensive income attributable to Amphenol Corporation	$255.7	$157.0	$639.7	$465.5

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2016	2015
Cash from operating activities:
Net income	$594.3	$569.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	163.6	128.1
Stock-based compensation expense	35.5	32.1
Excess tax benefits from stock-based compensation payment arrangements	(33.2)	(9.4)
Net change in components of working capital	(27.4)	(7.0)
Net change in other long-term assets and liabilities	(4.1)	(5.3)

Net cash provided by operating activities	728.7	708.2

Cash from investing activities:
Purchases of land and depreciable assets	(136.3)	(130.8)
Proceeds from disposals of land and depreciable assets	4.0	6.7
Purchases of short-term investments	(173.3)	(121.9)
Sales and maturities of short-term investments	33.3	459.5
Acquisitions, net of cash acquired	(1,272.6)	(199.8)

Net cash (used in) provided by investing activities	(1,544.9)	13.7

Cash from financing activities:
Long-term borrowings under credit facilities	—	125.0
Repayments of long-term debt	—	(211.8)
Borrowings under commercial paper program, net	145.8	266.9
Payment of costs related to debt financing	(3.0)	—
Proceeds from exercise of stock options	120.8	45.8
Excess tax benefits from stock-based compensation payment arrangements	33.2	9.4
Distributions to shareholders of noncontrolling interests	(5.8)	(6.1)
Purchase and retirement of treasury stock	(229.6)	(195.6)
Dividend payments	(129.4)	(116.1)

Net cash used in financing activities	(68.0)	(82.5)

Effect of exchange rate changes on cash and cash equivalents	0.6	(32.7)

Net change in cash and cash equivalents	(883.6)	606.7
Cash and cash equivalents balance, beginning of period	1,737.2	968.9

Cash and cash equivalents balance, end of period	$853.6	$1,575.6

Cash paid for:
Interest	$65.2	$62.1
Income taxes	192.4	182.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in millions, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, the related condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the related condensed consolidated statements of cash flow for the nine months ended September 30, 2016 and 2015 include the accounts of Amphenol Corporation and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”).

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends, among other things, the existing guidance by requiring lessees to recognize lease assets (right-to-use) and liabilities (for reasonably certain lease payments) arising from operating leases on the balance sheet.  For leases with a term of twelve months or less, ASU 2016-02 permits an entity to make an accounting policy election to recognize such leases as lease expense, generally on a straight-line basis over the lease term.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted.  The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies certain provisions associated with the accounting for stock compensation.  Among other things, ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of income and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities in the statement of cash flows.  ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  While the Company is currently evaluating ASU 2016-09, the impact of its adoption on our consolidated financial statements will be dependent on the timing and intrinsic value of future stock-based compensation award exercises.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends ASC 230 to add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  ASU 2016-15 was issued with the intent of reducing diversity in practice with respect to certain types of cash flows.  ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  The Company has evaluated ASU 2016-15 and does not believe it will have a material impact on its consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	September 30,	December 31,
	2016	2015
Raw materials and supplies	$320.5	$282.4
Work in process	316.7	290.5
Finished goods	289.4	278.9
	$926.6	$851.8

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

The segment results for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Interconnect Products		Cable Products
	and Assemblies		and Solutions		Total
	2016	2015	2016	2015	2016	2015
Three months ended September 30:
Net sales:
External	$1,543.2	$1,378.2	$92.7	$81.4	$1,635.9	$1,459.6
Intersegment	1.5	1.5	8.7	5.6	10.2	7.1
Segment operating income	342.0	307.4	13.8	10.2	355.8	317.6

Nine months ended September 30:
Net sales:
External	$4,366.9	$3,889.5	$268.4	$248.7	$4,635.3	$4,138.2
Intersegment	5.0	5.6	21.6	15.7	26.6	21.3
Segment operating income	932.2	856.3	38.6	30.2	970.8	886.5

A reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2016 and 2015 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Segment operating income	$355.8	$317.6	$970.8	$886.5
Interest expense	(18.1)	(17.0)	(54.2)	(51.1)
Other income, net	2.3	4.2	5.0	12.5
Stock-based compensation expense	(12.2)	(11.8)	(35.5)	(32.1)
Acquisition-related expenses	(6.3)	—	(36.6)	(5.7)
Other operating expenses	(11.0)	(11.0)	(32.6)	(33.0)
Income before income taxes	$310.5	$282.0	$816.9	$777.1

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the nine months ended September 30, 2016 is as follows:

	Amphenol Corporation Shareholders
					Accumulated
	Common Stock				Other
	Shares		Additional Paid-	Retained	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2015	308.0	$0.3	$783.3	$2,804.4	$(349.5)	$—	$39.9	$3,278.4
Net income				587.5			6.8	594.3
Other comprehensive income (loss)					52.2		(0.6)	51.6
Acquisitions resulting in noncontrolling interest							6.4	6.4
Distributions to shareholders of noncontrolling interests							(5.8)	(5.8)
Purchase of treasury stock						(229.6)		(229.6)
Retirement of treasury stock	(4.0)			(229.6)		229.6		—
Stock options exercised, including tax benefit	4.7		153.4					153.4
Dividends declared				(129.5)				(129.5)
Stock-based compensation expense			35.5					35.5
Balance as of September 30, 2016	308.7	$0.3	$972.2	$3,032.8	$(297.3)	$—	$46.7	$3,754.7

A rollforward of consolidated changes in equity for the nine months ended September 30, 2015 is as follows:

	Amphenol Corporation Shareholders
					Accumulated
	Common Stock				Other
	Shares		Additional Paid-	Retained	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2014	309.8	$0.3	$659.4	$2,453.5	$(205.8)	$—	$30.5	$2,937.9
Net income				563.3			6.4	569.7
Other comprehensive income (loss)					(97.8)		(0.6)	(98.4)
Acquisition resulting in noncontrolling interest							7.9	7.9
Distributions to shareholders of noncontrolling interests							(6.1)	(6.1)
Purchase of treasury stock						(195.6)		(195.6)
Retirement of treasury stock	(3.5)			(195.6)		195.6		—
Stock options exercised, including tax benefit	1.9		54.4					54.4
Dividends declared				(120.5)				(120.5)
Stock-based compensation expense			32.1					32.1
Balance as of September 30, 2015	308.2	$0.3	$745.9	$2,700.7	$(303.6)	$—	$38.1	$3,181.4

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2016 and 2015 is as follows (dollars and shares in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income attributable to Amphenol Corporation shareholders	$224.3	$204.5	$587.5	$563.3
Basic weighted average common shares outstanding	308.9	308.9	308.3	309.3
Effect of dilutive stock options	6.8	7.0	6.8	7.6
Diluted weighted average common shares outstanding	315.7	315.9	315.1	316.9
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.73	$0.66	$1.91	$1.82
Diluted	$0.71	$0.65	$1.86	$1.78

Excluded from the computations above were anti-dilutive common shares of 13.2 million and 9.4 million for the three months ended September 30, 2016 and 2015, respectively, and 11.0 million and 5.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 7—Commitments and Contingencies

The Company has been named as a defendant in several legal actions in which various amounts are claimed arising from normal business activities.  The Company records a loss contingency liability when a loss is considered probable and the amount can be reasonably estimated.  Although the potential liability with respect to such legal actions cannot be reasonably estimated, such matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s legal costs associated with defending itself are recorded to expense as incurred.

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes.  The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 8—Stock-Based Compensation

Stock Options

In 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company also continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2009 Employee Option Plan, as amended, is 58,000,000 shares. As of September 30, 2016, there were 12,026,450 shares of Common Stock available for the granting of additional stock options under the 2009 Employee Option Plan. Options granted under the 2000 Employee Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant. Options granted under the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of September 30, 2016 there were 140,000 shares of Common Stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options were last granted under the 2004 Directors Option Plan in May 2011.  Options granted under the 2004 Directors Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three and nine months ended September 30, 2016 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2016	31,136,475	$37.62	6.92	$491.0
Options granted	245,000
Options exercised	(650,840)
Options forfeited	(48,680)
Options outstanding at March 31, 2016	30,681,955	37.97	6.75	609.9
Options granted	7,138,450
Options exercised	(1,951,432)
Options forfeited	(389,400)
Options outstanding at June 30, 2016	35,479,573	42.52	7.27	534.2
Options granted	130,000
Options exercised	(2,077,253)
Options forfeited	(190,540)
Options outstanding at September 30, 2016	33,341,780	$43.56	7.19	$712.0
Vested and non-vested options expected to vest at September 30, 2016	31,422,851	$43.09	7.11	$685.9
Exercisable options at September 30, 2016	14,558,550	$32.39	5.52	$473.7

A summary of the status of the Company’s non-vested options as of September 30, 2016 and changes during the three and nine months then ended is as follows:

		Weighted
		Average Fair
		Value at Grant
	Options	Date
Non-vested options at January 1, 2016	17,323,040	$8.24
Options granted	245,000	6.98
Options vested	(44,400)	9.82
Options forfeited	(48,680)	8.38
Non-vested options at March 31, 2016	17,474,960	8.22
Options granted	7,138,450	7.40
Options vested	(5,313,500)	7.91
Options forfeited	(389,400)	8.33
Non-vested options at June 30, 2016	18,910,510	7.99
Options granted	130,000	7.34
Options vested	(66,740)	8.28
Options forfeited	(190,540)	8.23
Non-vested options at September 30, 2016	18,783,230	$7.99

During the three and nine months ended September 30, 2016 and 2015, the following activity occurred under the Company’s option plans:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Total intrinsic value of stock options exercised	$72.7	$3.9	$155.3	$61.8
Total fair value of stock options vested	0.6	0.4	43.0	39.8

As of September 30, 2016, the total compensation cost related to non-vested options not yet recognized was approximately $123.7 with a weighted average expected amortization period of 3.48 years.

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of September 30, 2016, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 137,069.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three and nine months ended September 30, 2016 was as follows:

			Weighted
			Average Remaining
	Restricted	Fair Value at	Amortization Term
	Shares	Grant Date	(in years)
Restricted shares outstanding at January 1, 2016	17,256	$57.97	0.39
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2016	17,256	57.97	0.15
Shares vested and issued	(17,256)	57.97
Restricted shares granted	16,905	57.99
Restricted shares outstanding at June 30, 2016	16,905	57.99	0.90
Restricted shares granted	—	—
Restricted shares outstanding at September 30, 2016	16,905	$57.99	0.65

As of September 30, 2016, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.6 with a weighted average expected amortization period of 0.65 years.

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

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended September 30, 2016 the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $12.2 and $9.3, respectively, and these reductions were $35.5 and $27.0, respectively, for the nine months ended September 30, 2016.  For the three months ended September 30, 2015 the Company’s income before income taxes and net income were reduced for stock-based compensation expense by $11.8 and $8.8, respectively, and those reductions were $32.1 and $23.9, respectively, for the nine months ended September 30, 2015. The expense incurred for stock-based compensation is included in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Note 9—Shareholders’ Equity

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two-year period ending January 20, 2017 (the “2015 Stock Repurchase Program”). During the nine months ended September 30, 2016 the Company repurchased 4.0 million shares of Common Stock for $229.6.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through October 31, 2016, the Company repurchased approximately 1.0 million additional shares of Common Stock for $63.3.  At October 31, 2016, approximately 0.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.  The price and timing of any future purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  In the third quarter of 2015, the Board of Directors approved an increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with dividends declared in the third quarter of 2015, and in October 2016, approved a further increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016.  For the three and nine months ended September 30, 2016, the Company paid dividends in the amount of $43.1 and $129.4, respectively, and declared dividends in the amount of $43.2 and $129.5, respectively.  For the three and nine months ended September 30, 2015, the Company paid dividends in the amount of $38.6 and $116.1, respectively, and declared dividends in the amount of $43.2 and $120.5, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and nine months ended September 30, 2016 and 2015.

			Other Postretirement
	Pension Benefits		Benefits
	2016	2015	2016	2015
Three months ended September 30:
Service cost	$2.3	$2.3	$—	$—
Interest cost	5.2	5.8	0.1	0.1
Expected return on plan assets	(7.6)	(7.3)	—	—
Amortization of prior service cost	0.6	0.6	—	—
Amortization of net actuarial losses	5.6	6.5	0.2	0.1
Net pension expense	$6.1	$7.9	$0.3	$0.2

Nine months ended September 30:
Service cost	$6.9	$7.0	$0.1	$0.1
Interest cost	15.8	17.4	0.3	0.3
Expected return on plan assets	(22.7)	(21.8)	—	—
Amortization of transition obligation	(0.1)	(0.1)	—	—
Amortization of prior service cost	1.7	1.7	—	—
Amortization of net actuarial losses	16.7	19.4	0.5	0.2
Net pension expense	$18.3	$23.6	$0.9	$0.6

For the nine months ended September 30, 2016, the Company made cash contributions to the Plans of approximately $16.0, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2016 of approximately $22.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plan assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the nine months ended September 30, 2016 and 2015, the total matching contributions to these U.S. defined contribution plans were approximately $3.5 and $3.2, respectively.

Note 11—Acquisitions

On January 8, 2016, the Company acquired all of the share capital of FCI Asia Pte Ltd (“FCI”) for a purchase price of approximately $1,178.6, net of cash acquired.  The acquisition was funded by cash, cash equivalents and short-term investments that were held outside of the United States.

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

The accompanying Condensed Consolidated Statements of Income include the results of FCI for the period from the acquisition date through September 30, 2016. Excluding the impact of acquisitions as well as the negative impact of foreign exchange of approximately $11.9 and $40.3 for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods, the Company’s net sales increased approximately 2% and 1% in the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods.

Allocation of Purchase Price

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed of FCI based upon their estimated fair values.  The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with anticipated cost savings and efficiencies associated with the integration of FCI and other intangible assets acquired that do not qualify for separate recognition.  The Company has substantially completed its analysis of the fair value of the net assets acquired through the use of independent valuations and management’s estimates and does not anticipate any material adjustments.  However, the final assessment of values for FCI is subject to change as additional information is obtained during the acquisition measurement period.  The following table summarizes the assessment of the estimated fair values of the identifiable assets acquired and liabilities assumed, net of cash acquired, as of the date of acquisition of January 8, 2016.

Accounts receivable	$97.1
Inventories	65.8
Other current assets	13.4
Land and depreciable assets	78.6
Goodwill	932.5
Intangible assets	252.0
Other long-term assets	13.0
Assets acquired	1,452.4

Accounts payable	61.6
Other current liabilities	55.0
Accrued pension benefit obligations and other long-term liabilities	157.2
Liabilities assumed	273.8

Net assets acquired	$1,178.6

Of the $252.0 of acquired intangible assets, $133.8 was assigned to indefinite-lived trade names which are not subject to amortization.  The remaining $118.2 of finite-lived acquired intangible assets is comprised of $53.2,  $57.0 and $8.0 assigned to proprietary technology, customer relationships and backlog, respectively, all of which are subject to amortization. The finite-lived acquired intangible assets have a total weighted average useful life of approximately 10 years.  The proprietary technology, customer relationships and backlog have a weighted average useful life of 9 years, 12 years and 0.25 years, respectively. These finite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows.  The entire amount of goodwill was assigned to the Interconnect Products and Assemblies segment, of which approximately $91.9 is expected to be deductible for tax purposes.

Pro Forma Financial Information

The following table summarizes the unaudited pro forma combined financial information assuming that the FCI acquisition had occurred on January 1, 2015, and its results had been included in our financial results for the full three and nine months ended September 30, 2016 and 2015.  The pro forma combined amounts are based upon available information and reflect a reasonable estimate of the effects of the FCI acquisition for the periods presented on the basis set forth herein.  The following unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the FCI acquisition in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	Three months ended September 30,		Nine months ended September 30,
Pro forma:	2016	2015	2016	2015
Net sales	$1,635.9	$1,600.1	$4,645.0	$4,563.9
Net income attributable to Amphenol Corporation	230.1	211.0	620.8	591.1
Net income per common share - Diluted	0.73	0.67	1.97	1.87

The unaudited pro forma Net income attributable to Amphenol Corporation has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the FCI acquisition and the application of fair value adjustments to intangible assets occurred on January 1, 2015.  For the three and nine months ended September 30, 2016, the pro forma financial information excluded acquisition-related expenses, net of tax, of $5.8 and $33.1, respectively, which are included in the reported results, but excluded from the pro forma amounts above due to their nonrecurring nature.  For the three and nine months ended September 30, 2015, the pro forma financial information reflects the following adjustments, net of tax: (a) acquisition-related expenses of nil and $5.7, respectively, which were included in the reported results, but excluded from the pro forma amounts above due to their nonrecurring nature, (b) amortization expense related to the acquired intangible assets of $2.2 and $6.6, respectively, that was not reflected in the historical results, but has been included in the pro forma amounts, (c) interest income of approximately $2.9 and $8.7, respectively, earned on the cash, cash equivalents and short-term investments used to fund the FCI acquisition that was included in the historical results, but excluded from the pro forma amounts, and (d) other income of $1.7 and $3.4, respectively, that was included in the historical results of FCI, but excluded from the pro forma amounts due to their nonrecurring nature.

Other Acquisitions

The Company is in the process of completing its analysis of the fair value of the assets acquired and liabilities assumed related to its other 2016 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.  These 2016 acquisitions, as well as the 2015 acquisitions, were not material to the Company either individually or in the aggregate.

Acquisition-related Expenses

During the nine months ended September 30, 2016, the Company incurred approximately $30.3 ($27.3 after-tax) of acquisition-related expenses related to the acquisition of FCI in the first quarter of 2016, primarily related to external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges; and approximately $6.3 ($5.8 after-tax) of acquisition-related transaction expenses related to other 2016 acquisitions in the third quarter of 2016.  During the nine months ended September 30, 2015, the Company incurred approximately $5.7 ($5.7 after-tax) of acquisition-related expenses related to professional fees and other external expenses primarily related to the FCI acquisition which was announced in the second quarter of 2015.  Such acquisition-related expenses are separately presented in the accompanying Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2015	$2,569.2	$123.7	$2,692.9
Acquisition-related	971.5	17.9	989.4
Foreign currency translation	25.5	—	25.5
Goodwill at September 30, 2016	$3,566.2	$141.6	$3,707.8

The increase in goodwill, net of foreign currency translation, during the first nine months of 2016 is primarily due to the acquisition of FCI on January 8, 2016, which is included in the Interconnect Products and Assemblies segment.  The increase in goodwill in the Cable Products and Solutions segment resulted from one acquisition which closed during the third quarter of 2016.

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each July 1. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”.  In 2016, the Company utilized the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment of events and circumstances, that it is more likely than not that its fair value is less than its carrying amount.  As of July 1, 2016, the Company determined that it is more likely than not that the fair value of its reporting units is greater than their carrying amounts. The Company has not recognized any goodwill impairment in 2016, 2015 or 2014 in connection with its annual impairment test.

Other than goodwill noted above, as well as indefinite-lived trade name intangible assets of approximately $186.1 and $52.3 as of September 30, 2016 and December 31, 2015, respectively, the Company’s intangible assets are subject to amortization.  A summary of the Company’s amortizable intangible assets as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$385.7	$149.8	$235.9	$315.6	$122.6	$193.0
Proprietary technology	106.7	38.4	68.3	53.8	30.9	22.9
License agreements	6.0	6.0	—	6.0	6.0	—
Backlog and other	28.0	27.5	0.5	19.7	19.2	0.5
Total	$526.4	$221.7	$304.7	$395.1	$178.7	$216.4

Customer relationships, proprietary technology, license agreements, and backlog and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 11 years, 8 years and 1 year, respectively, for an aggregate weighted average useful life of approximately 10 years at September 30, 2016.

Intangible assets are included in Intangibles and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended September 30, 2016 and 2015 was approximately $11.6 and $8.9, respectively. The amortization expense for the nine months ended September 30, 2016 and 2015 was approximately $42.8 and $25.6, respectively. As of September 30, 2016, amortization expense estimated for the remainder of 2016 is approximately $11.9 and for each of the next five fiscal years is approximately $47.8 in 2017, $43.7 in 2018, $39.5 in 2019, $33.4 in 2020 and $28.8 in 2021.

Note 13—Debt

The Company’s debt consists of the following:

	September 30, 2016		December 31, 2015
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility (maximum aggregate principal amount of $2,000.0 and $1,500.0 as of September 30, 2016 and December 31, 2015, respectively)	$—	$—	$—	$—
Commercial Paper Program (maximum aggregate principal amount of $2,000.0 and $1,500.0 as of September 30, 2016 and December 31, 2015, respectively)	982.1	982.1	823.9	823.9
1.55% Senior Notes due September 2017	374.9	375.2	374.8	373.2
2.55% Senior Notes due January 2019	749.5	769.1	749.2	750.1
3.125% Senior Notes due September 2021	374.8	388.2	374.7	367.7
4.00% Senior Notes due February 2022	499.3	535.5	499.2	508.6
Notes payable to foreign banks and other debt	5.2	5.2	5.0	5.0
Less deferred debt issuance costs	(13.3)	—	(13.3)	—
Total debt	2,972.5	3,055.3	2,813.5	2,828.5
Less current portion	374.5	374.8	0.3	0.3
Total long-term debt	$2,598.0	$2,680.5	$2,813.2	$2,828.2

Revolving Credit Facility

On March 1, 2016, the Company replaced its $1,500.0 unsecured credit facility with a new $2,000.0 unsecured credit facility (the “2016 Revolving Credit Facility”).  The 2016 Revolving Credit Facility, which matures March 2021, increases the aggregate commitments by $500.0 and gives the Company the ability to borrow at a spread over LIBOR. The Company intends to utilize the 2016 Revolving Credit Facility for general corporate purposes.  At September 30, 2016 there were no borrowings under the 2016 Revolving Credit Facility.  The 2016 Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2016 the Company was in compliance with the financial covenants under the 2016 Revolving Credit Facility.

Commercial Paper Program

The Company has a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements.  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par, and bears varying interest rates on a fixed or floating basis. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the 2016 Revolving Credit Facility. Effective April 1, 2016, the maximum aggregate principal amount of the Commercial Paper outstanding under the Commercial Paper Program at any time was increased by $500.0 from $1,500.0 to $2,000.0.  The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the 2016 Revolving Credit Facility. The carrying value of Commercial Paper borrowings approximated their fair value given that the Commercial Paper is actively traded.  As such, the Commercial Paper is classified as Level 1 in the fair value hierarchy (Note 14).  The average interest rate on the Commercial Paper as of September 30, 2016 was 0.80%.

Senior Notes

All of the Company’s outstanding senior notes, which are listed in the table above, are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the senior notes is payable semiannually. The Company may, at its option, redeem some or all of any series of senior notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium. The fair value of the senior notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 14).  The 1.55% Senior Notes are due in September 2017 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at September 30, 2016 and December 31, 2015 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
September 30, 2016:
Short-term investments	$163.3	$163.3	$—	$—
Forward contracts	(0.1)	—	(0.1)	—
Total	$163.2	$163.3	$(0.1)	$—

December 31, 2015:
Short-term investments	$23.2	$23.2	$—	$—
Forward contracts	3.3	—	3.3	—
Total	$26.5	$23.2	$3.3	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amount recognized in Accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the nine months ended September 30, 2016 and 2015 was not material.  The fair values of the forward contracts are recorded within Other current assets, Intangibles and other long-term assets, Other accrued expenses or Accrued pension benefit obligations and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 15—Income Taxes

The provision for income taxes for the third quarter and the first nine months of 2016 was at an effective rate of 26.9% and 27.2%, respectively.  The effective tax rate for the third quarter and the first nine months of 2016 included the effect of acquisition-related expenses incurred during such periods, which had the impact of increasing the effective tax rate by 40 basis points and 70 basis points, respectively.  The provision for income taxes for the third quarter and the first nine months of 2015 was at an effective tax rate of 26.5% and 26.7%, respectively.  The effective tax rate for the first nine months of 2015 included the effect of acquisition-related expenses incurred during such period, which had the impact of increasing the effective tax rate by 20 basis points.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion.  With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2011 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2016 the amount of the liability for unrecognized tax benefits, which if recognized would impact the effective tax rate, was approximately $125.5, which is included in Accrued pension benefit obligations and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation.  Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $6.6.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, unless otherwise noted, except per share data)

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended September 30, 2016 has been derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included herein, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”.  For purposes of the following discussion of the results of operations, the Company uses the terms “constant currencies” and “organically” which respectively have the same meanings as these aforementioned non-GAAP financial measures.  Refer to “Non-GAAP Financial Measures” for more information, including our reasons for including the measures and material limitations with respect to the usefulness of the measures.

Safe Harbor Statement

This Form 10-Q contains certain statements that are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements.  Forward-looking statements may be identified through the use of terms such as “expect”, “may”, “will”, “should”, “intend”, “plan”, “guidance” and/or other similar expressions generally intended to identify forward-looking statements.  Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.  Factors that might cause or contribute to a material difference include, but are not limited to, governmental, political, economic, end market, competitive, technological, acquisition-related, cybersecurity and foreign currency-related risk factors that may affect the Company’s operations, products, markets, customers and prices.  Details regarding various significant risks and uncertainties that may affect our operating and financial performance can be found in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and other Company filings with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  Forward-looking statements set forth in this Form 10-Q speak only as of the date hereof and the Company does not undertake any obligations to revise or update these statements whether as a result of new information, future events or otherwise, except as required by law.

Results of Operations

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

Net sales were $1,635.9 in the third quarter of 2016 compared to $1,459.6 in the third quarter of 2015, an increase of 12% in U.S. dollars, 13% in constant currencies and 2% organically over the prior year quarter.  Net sales for the first nine months of 2016 were $4,635.3 compared to $4,138.2 in the same period in 2015, an increase of 12% in U.S. dollars, 13% in constant currencies and 1% organically over the prior year period.  Net sales in the Interconnect Products and Assemblies segment in the third quarter and first nine months of 2016 (approximately 94% of net sales) increased 12% in U.S. dollars and 13% in constant currencies compared to the same periods in 2015.  The sales growth was driven primarily by growth in the information technology and data communications, industrial, mobile networks, automotive, commercial aerospace and military markets arising from contributions from the Company’s acquisitions as well as organic strength, offset in part by a decline in sales in the mobile devices market.  Net sales in the Cable Products and Solutions segment in the third quarter of 2016 (approximately 6% of net sales) increased 14% in U.S. dollars and 13% in constant currencies compared to the same period in 2015, and increased 8% in U.S. dollars and 10% in constant currencies in the first nine months of 2016 compared to the same period in 2015.  The increase in Cable Products and Solutions sales relates primarily to the sales increase in the broadband communications market.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2016 and 2015:

			Percentage Growth (relative to same prior year period)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
Three months ended September 30:	2016	2015	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$1,543.2	$1,378.2	12%	(1)%	13%	12%	1%
Cable Products and Solutions	92.7	81.4	14%	1%	13%	1%	12%
Consolidated	$1,635.9	$1,459.6	12%	(1)%	13%	11%	2%

Nine months ended September 30:
Net sales:
Interconnect Products and Assemblies	$4,366.9	$3,889.5	12%	(1)%	13%	12%	1%
Cable Products and Solutions	268.4	248.7	8%	(2)%	10%	0%	10%
Consolidated	$4,635.3	$4,138.2	12%	(1)%	13%	12%	1%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 4 of the accompanying financial statements.
(2)

Foreign currency translation impact, a non-GAAP measure, represents the impact on net sales resulting from foreign currency exchange rate changes in the current year period(s) compared to the same period(s) in the prior year.  Such amount is calculated by translating current year net sales at average foreign currency exchange rates for the respective prior periods.

(3)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the "Non-GAAP Financial Measures" section.
(4)

Acquisition impact, a non-GAAP measure, represents the impact on net sales resulting from acquisitions closed during the period(s) presented, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis.

Geographically, sales in the United States in the third quarter and first nine months of 2016 increased approximately 2% and nil, respectively, compared to the same periods in 2015 ($448.3 and $1,276.8, respectively, in 2016 versus $438.7 and $1,278.9, respectively, in 2015).  International sales in the third quarter and first nine months of 2016 increased approximately 16% and 17% in U.S. dollars, respectively, and 17% and 19% in constant currencies, respectively, compared to the same periods in 2015 ($1,187.6 and $3,358.5, respectively, in 2016 versus $1,020.9 and $2,859.3, respectively, in 2015).  The comparatively stronger U.S. dollar for the third quarter and first nine months of 2016 had the effect of decreasing sales by approximately $11.9 and $40.3, respectively, when compared to foreign currency translation rates for the same periods in 2015.

Selling, general and administrative expenses increased to $204.7 or 12.5% of net sales and $591.3 or 12.8% of net sales for the third quarter and first nine months of 2016, respectively, compared to $169.2 or 11.6% of net sales and $499.7 or 12.1% of net sales for the third quarter and first nine months of 2015, respectively.  The increase is driven primarily by the acquisition of FCI, which has higher selling, general and administrative expenses as a percentage of net sales than the average of the Company.  Administrative expenses represented approximately 4.8% and 5.0% of net sales for the third quarter and first nine months of 2016, respectively, and represented approximately 4.8% and 4.9% of net sales for the third quarter and first nine months of 2015, respectively.  Research and development expenses represented approximately 2.6% of net sales for both the third quarter and first nine months of 2016, and represented approximately 2.0% and 2.2% of net sales for the third quarter and first nine months of 2015, respectively.   Selling and marketing expenses represented approximately 5.1% and 5.2% of net sales for the third quarter and first nine months of 2016, respectively, and represented 4.8% and 5.0% of net sales for the third quarter and first nine months of 2015, respectively.

Operating income was $326.3 or 19.9% of net sales and $866.1 or 18.7% of net sales for the third quarter and first nine months of 2016, respectively, compared to $294.8 or 20.2% of net sales and $815.7 or 19.7% of net sales for the third quarter and first nine months of 2015, respectively.  Operating income for the third quarter and first nine months of 2016 includes $6.3 and $36.6, respectively, of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income).  The $6.3 ($5.8 after-tax) of acquisition-related expenses incurred in the third quarter of 2016 relates to transaction costs associated with 2016 acquisitions.  The acquisition-related expenses for the first nine months of 2016 also include a charge of $30.3 ($27.3 after-tax) incurred during the first quarter of 2016, for external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges related to the FCI acquisition.  For the three and nine months ended September 30, 2016, these expenses had an impact on net income of $5.8 and $33.1, or $0.02 and $0.11 per share, respectively.  Operating income for the first nine months of 2015 includes $5.7 of acquisition-related transaction expenses (separately presented in the Condensed Consolidated Statements of Income).  For the nine months ended September 30, 2015, these expenses had an impact on net income of $5.7, or $0.02 per share.  Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $332.6 or 20.3% of net sales and $902.7 or 19.5% of net sales for the third quarter and first nine months of 2016, respectively, and $294.8 or 20.2% of net sales and $821.4 or 19.8% of net sales for the third quarter and first nine months of 2015, respectively.  The decrease in Adjusted Operating Margin for the first nine months of 2016, compared to the same period in 2015, relates to the decrease in operating margin for the Interconnect Products and Assemblies segment.  Operating income for the Interconnect Products and Assemblies segment for the third quarter and first nine months of 2016 was $342.0 or 22.2% of net sales and $932.2 or 21.3% of net sales, respectively, compared to $307.4 or 22.3% of net sales and $856.3 or 22.0% of net sales for the third quarter and first nine months of 2015, respectively.  The decrease in operating margin for the Interconnect Products and Assemblies segment, primarily in the nine-month period, is driven by the acquisition of FCI, which had a lower operating margin than the average of the Company.  Operating income for the Cable Products and Solutions segment for the third quarter and first nine months of 2016 was $13.8 or 14.9% of net sales and $38.6 or 14.4% of net sales, respectively, compared to $10.2 or 12.5% of net sales and $30.2 or 12.1% of net sales, respectively, in the same periods in 2015.  The increase in operating margin for the Cable Products and Solutions segment for the third quarter and first nine months of 2016, compared to the same periods in 2015, primarily resulted from strong operating execution on additional volume, along with the favorable impact from commodities.

The table below reconciles Adjusted Operating Income and Adjusted Operating Margin to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2016 and 2015:

	2016		2015
	Operating	Operating	Operating	Operating
Three months ended September 30:	income	margin	income	margin
Reported (GAAP)	$326.3	19.9%	$294.8	20.2%
Acquisition-related expenses	6.3	0.4%	—	—%
Adjusted (non-GAAP)	$332.6	20.3%	$294.8	20.2%

Nine months ended September 30:
Reported (GAAP)	$866.1	18.7%	$815.7	19.7%
Acquisition-related expenses	36.6	0.8%	5.7	0.1%
Adjusted (non-GAAP)	$902.7	19.5%	$821.4	19.8%

Interest expense for the third quarter and first nine months of 2016 was $18.1 and $54.2, respectively, compared to $17.0 and $51.1 for the same periods in 2015, respectively.  The increase in both periods is primarily attributable to the impact of higher average debt levels in 2016 which primarily resulted from the Company’s dividend and stock buyback programs.

Other income, net, decreased to $2.3 and $5.0 for the third quarter and first nine months of 2016, respectively, compared to $4.2 and $12.5 for the same periods in 2015, respectively, primarily related to lower interest income on lower cash equivalents and short-term investments, which resulted from the funding of the acquisition of FCI in January 2016 with cash, cash equivalents and short-term investments held outside of the United States.

The provision for income taxes for the third quarter and the first nine months of 2016 was at an effective rate of 26.9% and 27.2%, respectively.  The effective tax rate for the third quarter and the first nine months of 2016 included the effect of acquisition-related expenses incurred during such periods, which had the impact of increasing the effective tax rate by 40 basis points and 70 basis points, respectively.  The provision for income taxes for the third quarter and the first nine months of 2015 was at an effective tax rate of 26.5% and 26.7%, respectively.  The effective tax rate for the first nine months of 2015 included the effect of acquisition-related expenses incurred during such period, which had the impact of increasing the effective tax rate by 20 basis points.

Liquidity and Capital Resources

Cash flow provided by operating activities was $728.7 in the first nine months of 2016 compared to $708.2 in the same 2015 period.  The increase in cash flow provided by operating activities for the first nine months of 2016 compared to the same period in 2015 is primarily related to the increase in net income for the first nine months of 2016 and the higher non-cash charges resulting from the increase in depreciation and amortization related to the FCI acquisition, which were partially offset by a higher usage of cash related to the change in working capital.  Working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $27.4, excluding the impact of acquisitions and foreign currency translation, in the first nine months of 2016 due primarily to an increase in accounts receivable of $99.2, partially offset by an increase in accrued liabilities of $48.7 and decreases in other current assets and inventories of $10.4 and $9.9, respectively.  Working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $7.0, excluding the impact of acquisitions and foreign currency translation, in the first nine months of 2015 due primarily to increases in accounts receivable and inventories of $65.1 and $31.7, respectively, which were partially offset by a decrease in prepaid and other current assets of $13.0, and increases in accounts payable and accrued liabilities of $46.7 and $30.1, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2016 as compared to December 31, 2015.  Accounts receivable increased $214.8 to $1,319.4 primarily due to the impact of the FCI and other 2016 acquisitions as well as an increase in sales volume in the third quarter of 2016.  Days sales outstanding at both September 30, 2016 and December 31, 2015 was approximately 71 days.  Inventories increased $74.8 to $926.6, primarily due to the impact of the FCI and other 2016 acquisitions.  Inventory days at September 30, 2016 and December 31, 2015 was 75 and 79 days, respectively.  Land and depreciable assets, net, increased $108.1 to $717.6 primarily due to the impact of the FCI and other 2016 acquisitions, as well as capital expenditures of $136.3, partially offset by depreciation of $117.5.  Goodwill increased $1,014.9 to $3,707.8 primarily as a result of goodwill recognized during the period related to three acquisitions in the Interconnect Products and Assemblies segment, including FCI, and one acquisition in the Cable Products and Solutions segment.  Intangibles and other long-term assets increased $233.2 to $539.2 primarily as a result of the identifiable intangible assets recognized related to the FCI and other 2016 acquisitions, partially offset by amortization.  Accounts payable increased $62.9 to $650.7 primarily as a result of the impact of the FCI and other 2016 acquisitions.  Payable days at September 30, 2016 and December 31, 2015 was 53 and 54 days, respectively.  Total accrued expenses increased $68.0 to $488.3 primarily as a result of the impact of the FCI and other 2016 acquisitions.  Accrued pension benefit obligations and other long-term liabilities increased $145.2 to $503.6 primarily as a result of the impact of the FCI and other 2016 acquisitions specifically related to an increase in both contingent tax liabilities and pension benefit obligations.

For the first nine months of 2016, cash flow provided by operating activities of $728.7, proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $154.0, net borrowings of $145.8, and cash and cash equivalents on hand of $883.6 were used to fund acquisitions of $1,272.6, purchases of treasury stock of $229.6, net purchases of short-term investments of $140.0, capital expenditures (net of disposals) of $132.3, dividend payments of $129.4, payments to shareholders of noncontrolling interests of $5.8, and payments of costs related to the refinancing of our revolving credit facility of $3.0.  The effect of translation resulting from exchange rate changes at September 30, 2016 compared to December 31, 2015 (“Translation”) had the impact of increasing cash and cash equivalents by $0.6 in the first nine months of 2016.  For the first nine months of 2015, cash flow provided by operating activities of $708.2, net sales and maturities of short-term investments of $337.6, net borrowings of $180.1 and proceeds from the exercise of stock options including tax benefits from stock-based payment arrangements of $55.2 were used to fund acquisitions of $199.8, purchases of treasury stock of $195.6, capital expenditures (net of disposals) of $124.1, dividend payments of $116.1, and payments to shareholders of noncontrolling interests of $6.1, resulted in an increase in cash and cash equivalents of $606.7, net of Translation.  Translation had the impact of decreasing cash and cash equivalents by $32.7 in the first nine months of 2015.

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

On March 1, 2016, the Company replaced its $1,500.0 unsecured credit facility with a new $2,000.0 unsecured credit facility (the “2016 Revolving Credit Facility”).  The 2016 Revolving Credit Facility, which matures March 2021, increases the aggregate commitments by $500.0 and gives the Company the ability to borrow at a spread over LIBOR.  The Company intends to utilize the 2016 Revolving Credit Facility for general corporate purposes.  At September 30, 2016, there were no borrowings under the 2016 Revolving Credit Facility.  The 2016 Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2016, the Company was in compliance with the covenants under the 2016 Revolving Credit Facility.

Pursuant to the terms of the commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements (the “Commercial Paper Program”).  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the 2016 Revolving Credit Facility.  Effective April 1, 2016, the maximum aggregate principal amount of the commercial paper notes that may be outstanding under the Commercial Paper Program at any time was increased by $500.0 from $1,500.0 to $2,000.0.  The amount of commercial paper notes outstanding as of September 30, 2016 was $982.1.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of September 30, 2016, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$375.0	1.55%	September 2017
750.0	2.55%	January 2019
375.0	3.125%	September 2021
500.0	4.00%	February 2022

The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium.  The 1.55% Senior Notes are due in September 2017 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016.

Refer to Note 13 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

The Company’s primary sources of liquidity are internally generated cash flow, the Commercial Paper Program, the 2016 Revolving Credit Facility, and cash, cash equivalents and short-term investments.  The Company expects that ongoing cash requirements will be funded from these sources; however, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products or a deterioration in certain of the Company’s financial ratios.  However, management believes that the Company’s cash, cash equivalents and short-term investment position, ability to generate strong cash flow from operations, availability under its credit facilities, and access to capital markets provide adequate liquidity to meet its obligations for the next twelve months, including the repayment of its 1.55% Senior Notes due in September 2017.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its Common Stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions, as was done with the acquisition of FCI as discussed above.  The Company generally pays a quarterly dividend on its Common Stock.  In the third quarter of 2015, the Board of Directors approved an increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with dividends declared in the third quarter of 2015, and in October 2016, approved a further increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016.  For the three and nine months ended September 30, 2016, the Company paid dividends in the amount of $43.1 and $129.4, respectively, and declared dividends in the amount of $43.2 and $129.5, respectively.  For the three and nine months ended September 30, 2015, the Company paid dividends in the amount of $38.6 and $116.1, respectively, and declared dividends in the amount of $43.2 and $120.5, respectively.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the 2016 Revolving Credit Facility and the Commercial Paper Program.

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two-year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  During the nine months ended September 30, 2016, the Company repurchased 4.0 million shares of Common Stock for $229.6.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  Through October 31, 2016, the Company repurchased approximately 1.0 million additional shares of Common Stock for $63.3.  At October 31, 2016, approximately 0.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.  The price and timing of any future purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

For the nine months ended September 30, 2016, the Company made cash contributions to its defined benefit pension plans (the “Plans”) of approximately $16.0, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2016 of approximately $22.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Non-GAAP Financial Measures

In addition to assessing the Company’s results of operations, financial condition, liquidity and cash flows in accordance with GAAP, management utilizes each of the following non-GAAP financial measures as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Company's Board of Directors and assessing related employee compensation measures.  Management believes that such non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and period-over-period comparative results, in addition to the reasons noted below.  Non-GAAP financial measures exclude income and expenses that are not directly related to the Company's operating performance during the periods presented.  Items excluded from non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, certain discrete tax items and refinancing-related costs that may arise during such periods.  The following non-GAAP financial information is included for supplemental purposes only and should not be considered in isolation, as a substitute for or superior to the related GAAP financial measures.  In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies, as such measures may be calculated differently or may exclude different items.

The following non-GAAP financial measures are defined below and should be read in conjunction with the Company’s financial statements presented in accordance with GAAP.  The reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2016 and 2015 are included in “Results of Operations”:

•

Adjusted Operating Income is defined as Operating income, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses that are not directly related to the Company's operating performance during the periods presented.

•	Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Condensed Consolidated Statements of Income).

•

Organic Net Sales Growth is defined as the period-over-period percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of 1) changes in foreign currency exchange rates, which directly impact the Company’s operating results and are outside the control of the Company, and 2) acquisitions closed during the periods presented, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis.  Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as constant currency net sales growth and net sales growth on an organic basis, and believes that such information is useful to investors to assess the underlying sales trends by providing sales growth from a comparability perspective.

•

Constant Currency Net Sales Growth is defined as the period-over-period percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates.  Amphenol is subject to volatility related to foreign currency translation fluctuations.  As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as organic net sales growth and net sales growth on a constant currency basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates and changes in interest rates.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2015 Annual Report.  The Company may borrow under its 2016 Revolving Credit Facility and Commercial Paper Program, each of which bears interest at or trades at rates that fluctuate with LIBOR.  Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates.  As of September 30, 2016, there were no LIBOR-based borrowings outstanding under the 2016 Revolving Credit Facility and borrowings under the Commercial Paper Program were at an average rate of 0.80%.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2016, although there can be no assurances that interest rates will not change significantly.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In January 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 10 million shares of Common Stock during the two-year period ending January 20, 2017 (the “2015 Stock Repurchase Program”).  During the three and nine months ended September 30, 2016, the Company repurchased 2.0 million and 4.0 million shares of Common Stock for approximately $121.2 million and $229.6 million, respectively.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The price and timing of any future purchases under the 2015 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.  Through October 31, 2016, the Company repurchased approximately 1.0 million additional shares of Common Stock for $63.3 million.  At October 31, 2016, approximately 0.5 million additional shares of Common Stock may be repurchased under the 2015 Stock Repurchase Program.  The table below reflects the Company’s stock repurchases for the three months ended September 30, 2016:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1 to July 31, 2016	—	$—	—	3,465,400
August 1 to August 31, 2016	1,000,000	59.05	1,000,000	2,465,400
September 1 to September 30, 2016	1,000,000	62.14	1,000,000	1,465,400
Total	2,000,000	$60.59	2,000,000	1,465,400

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

3.1	Restated Certificate of Incorporation of Amphenol Corporation, dated August 3, 2016 (filed as Exhibit 3.1 to the June 30, 2016 10-Q).*
3.2	Amphenol Corporation, Third Amended and Restated By-Laws dated March 21, 2016 (filed as Exhibit 3.1 to the Form 8-K on March 22, 2016).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
4.3	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes Pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 30, 2014).*
4.4

Officer’s Certificate, dated September 12, 2014, establishing both the 1.550% Senior Notes due 2017 and the 3.125% Senior Notes due 2021 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 12, 2014).*

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
10.27

First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012 (filed as Exhibit 10.36 to the June 30, 2012 10-Q).*

10.28

Second Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated April 10, 2012 (filed as Exhibit 10.37 to the June 30, 2012 10-Q).*

10.29

Third Amendment to The Amphenol Corporation Profit Sharing/401(K) Plan Adoption Agreement as amended and restated effective October 1, 2013, dated September 20, 2013 (filed as Exhibit 10.40 to the December 31, 2013 10-K).*

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

Date: November 3, 2016