Form 10-K
period 2016-12-31
AMPHENOL CORP /DE/
filed 2017-02-17
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $15,415 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2016.

As of January 31, 2017, the total number of shares outstanding of Registrant’s Class A Common Stock was 307,664,328.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements made by the Company (as defined below) that are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements.  Forward-looking statements may be identified through the use of terms such as “expect”, “may”, “will”, “should”, “intend”, “plan”, “guidance” and other similar expressions generally intended to identify forward-looking statements.  Forward-looking statements are based on our management’s current beliefs, expectations and assumptions and on information currently available to our management.  Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements described in this Annual Report on Form 10-K.  Significant risk factors or uncertainties that might cause or contribute to a material difference and may affect our operating and financial performance are described below under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2016, and other Company filings with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to cause actual results to differ materially from those contained in any forward-looking statements we may make and affect our operating and financial performance.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Forward-looking statements set forth in this Annual Report on Form 10-K speak only as of the date hereof and the Company does not undertake any obligations to revise or update these statements whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

General

Amphenol Corporation (together with its subsidiaries, “Amphenol”, the “Company”, “we”, “our”, or “us”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable. The Company estimates, based on reports of industry analysts, that worldwide sales of interconnect and sensor-related products were approximately $140 billion in 2016.

Certain predecessor businesses of the Company were founded in 1932 and the Company was incorporated under the laws of the State of Delaware in 1987.  The Company’s Class A Common Stock began trading on the New York Stock Exchange in 1991.

The Company’s strategy is to provide our customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. The Company operates through two reporting segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions.  The Interconnect Products and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.  Interconnect products include connectors, which when attached to an electrical, electronic or fiber optic cable, a printed circuit board or other device, facilitate transmission of power or signals.  Value-add systems generally consist of a system of cable, flexible circuits or printed circuit boards and connectors for linking electronic equipment.  The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-add products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.

The table below provides a summary of our reporting segments, the 2016 net sales contribution of each segment, the primary industry and end markets that we service and our key products:

Reporting Segment	Interconnect Products and Assemblies	Cable Products and Solutions

% of 2016 Net Sales:	94%	6%

Primary End Markets	• Automotive • Broadband Communications • Commercial Aerospace • Industrial • Information Technology and Data Communications • Military • Mobile Devices • Mobile Networks	• Automotive • Broadband Communications • Industrial • Information Technology and Data Communications • Mobile Networks

Key Products

Connector and Connector Systems:

•    fiber optic interconnect products

•    harsh environment interconnect products

•    high-speed interconnect products

•    power interconnect products, busbars and distribution systems

•    radio frequency interconnect products and antennas

•    other connectors

Value-Add Products:

•    backplane interconnect systems

•    cable assemblies and harnesses

•    cable management products

Other:

•    antennas

•    flexible and rigid printed circuit boards

•    hinges

•    molded parts

•    production-related products

•    sensors and sensor-based products

•    switches

		Cable: • coaxial cable • power cable • specialty cable Value-Add Products: • cable assemblies Components: • combiner/splitter products • connector and connector systems • fiber optic components

Information regarding the Company’s operations and assets by reporting segment, as well as the Company’s net sales and long-lived assets by geographic area, appears in Note 11 of the Notes to the Consolidated Financial Statements.

Our Strategy

The Company’s overall strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control.  Specifically, our business strategy is as follows:

•

Pursue broad diversification - The Company constantly drives to increase its diversity of markets, customers, applications and products.  Due to the tremendous variety of opportunities in the electronics industry, management believes that it is important to ensure participation wherever significant growth opportunities are available.  This diversification positions us to proliferate our technologies across the broadest array of opportunities and reduces our exposure to any particular market, thereby reducing the variability of our financial performance.  An overview of the Company’s market and product participation is described under “Markets”.

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

•

Expand global presence - The Company intends to further expand its global manufacturing, engineering, sales and service operations to better serve its existing customer base, penetrate developing markets and establish new customer relationships.  As the Company’s global customers expand their international operations to access developing world markets and lower manufacturing costs in certain regions, the Company is continuing to expand its international footprint in order to provide just-in-time capabilities to these customers.  The majority of the Company’s international operations have broad capabilities including new product development.  The Company is also able to take advantage of the lower manufacturing costs in some regions, and has established low-cost manufacturing and assembly facilities in the Americas, Europe/Africa and Asia.

•

Control costs - The Company recognizes the importance in today’s global marketplace of maintaining a competitive cost structure.  Innovation, product quality and comprehensive customer service are not mutually exclusive with controlling costs.  Controlling costs is part of a mindset.  It is having the discipline to invest in programs that have a good return, maintaining a cost structure as flexible as possible to respond to changes in the marketplace, dealing with suppliers and vendors in a fair but prudent way to ensure a reasonable cost for materials and services and creating a mindset where managers manage the Company’s assets as if they were their own.

•

Pursue strategic acquisitions and investments - The Company believes that the interconnect and sensor industry is highly fragmented and continues to provide significant opportunities for strategic acquisitions.  Accordingly, we continue to pursue acquisitions of high-growth potential companies with strong management teams that complement our existing business while further expanding our product lines, technological capabilities and geographic presence.  Furthermore, we seek to enhance the performance of acquired companies by leveraging Amphenol’s business strategy and access to low-cost manufacturing around the world.  In 2016, the Company invested approximately $1.3 billion to fund five acquisitions.  The acquisition in 2016 of FCI Asia Pte Ltd (“FCI”), the largest acquisition in our history (“FCI acquisition”), for an aggregate purchase price of approximately $1.2 billion, net of cash acquired, further strengthened our customer base and product offerings in the information technology and data communications, industrial, mobile networks, automotive and mobile devices markets.  The other 2016 acquisitions also strengthened our customer base and product offerings in those markets, as well as the broadband market.

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

Automotive - Amphenol is a leading supplier of advanced interconnect systems, sensors and antennas for a growing array of automotive applications.  In addition, Amphenol has developed advanced technology solutions for hybrid-electric vehicles and is working with leading global customers to proliferate these advanced interconnect products into next-generation automobiles.  Sales into the automotive market represented approximately 18% of the Company’s net sales in 2016 with sales into the following primary end applications:

•	engine management and control
•	exhaust monitoring and cleaning
•	hybrid-electric vehicles
•	infotainment and communications
•	lighting
•	safety and security systems
•	telematics systems

Broadband Communications - Amphenol is a world leader in broadband communication products for cable, satellite and telco video and data networks, with industry-leading engineering, design and manufacturing expertise. The Company offers a wide range of products to service the broadband market, from customer premises cables and interconnect devices to distribution cable and fiber optic components, as well as interconnect products integrated into headend equipment.  Sales into the broadband communications market represented approximately 6% of the Company’s net sales in 2016 with sales into the following primary end applications:

•	cable modems
•	cable, satellite and telco networks
•	high-speed internet hardware
•	network switching equipment
•	satellite interface devices
•	set top boxes

Commercial Aerospace - Amphenol is a leading provider of high-performance interconnect systems and components to the commercial aerospace market.  In addition to connector and interconnect assembly products, the Company also provides rigid and flexible printed circuits as well as high-technology cable management products.  All of Amphenol’s products are specifically designed to operate in the harsh environments of commercial aerospace while also providing substantial weight reduction, simplified installation and minimal maintenance.  Sales into the commercial aerospace market represented approximately 5% of the Company’s net sales in 2016 with sales into the following primary end applications:

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

Sales into the industrial market represented approximately 18% of the Company’s net sales in 2016 with sales into the following primary end applications:

•	alternative and traditional energy generation
•	batteries and hybrid drive systems
•	factory and machine tool automation
•	geophysical
•	heavy equipment
•	instrumentation
•	internet of things
•	LED lighting
•	marine
•	medical equipment
•	power distribution
•	rail mass transit

Information Technology and Data Communications - Amphenol is a global provider of interconnect solutions to designers and manufacturers of internet-enabling systems.  With our industry-leading high-speed, power and fiber optic technologies, together with superior simulation and testing capability and cost effectiveness, Amphenol is a market leader in interconnect development for the information technology (“IT”) and datacom market. Whether industry standard or application-specific designs are required, Amphenol provides customers with products that enable performance at the leading edge of next-generation, high-speed, power and fiber optics technology.  Sales into the IT and datacom market represented approximately 21% of the Company’s net sales in 2016 with sales into the following primary end applications:

•	cloud computing and data centers
•	internet appliances
•	optical and copper networking equipment
•	servers
•	storage systems
•	transmission

Military - Amphenol is a world leader in the design, manufacture and supply of high-performance interconnect systems and antennas for harsh environment military applications. Such products require superior performance and reliability under conditions of stress and in hostile environments such as vibration, pressure, humidity, nuclear radiation and rapid and severe temperature changes.  Amphenol provides an unparalleled product breadth, from military specification connectors to customized high-speed board level interconnects; from flexible to rigid printed circuit boards; and from backplane systems to completely integrated assemblies.  Amphenol is a technology leader, participating in major programs from the earliest inception across each phase of the production cycle.  Sales into the military market represented approximately 9% of the Company’s net sales in 2016 with sales into the following primary end applications:

•	avionics
•	communications
•	engines
•	ground vehicles and tanks
•	homeland security
•	naval
•	ordnance and missile systems
•	radar systems
•	rotorcraft
•	satellite and space programs
•	unmanned aerial vehicles

Mobile Devices - Amphenol designs and manufactures an extensive range of interconnect products, antennas and electromechanical components found in a wide array of mobile computing devices.  Amphenol’s capability for high-volume production of these technically demanding, miniaturized products, combined with our speed of new product introduction, are critical drivers of the Company’s long-term success in this market.  Sales into the mobile devices market represented approximately 14% of the Company’s net sales in 2016 with sales into the following primary end applications:

•	mobile and smart phones, including accessories
•	mobile computing devices, including laptops, tablets, ultrabooks and e-readers
•	production-related products
•	wearable devices

Mobile Networks - Amphenol is a leading global interconnect solutions provider to the mobile networks market.  The Company offers a wide product portfolio.  The Company’s products are used in virtually every wireless communications standard, including 3G, 3.5G, 4G, LTE, TD-LTE, 5G and other future IP-based solutions.  In addition, the Company works with service providers around the world to offer an array of antennas and installation-related site solution interconnect products.  Sales into the mobile networks market represented approximately 9% of the Company’s net sales in 2016 with sales into the following primary end applications:

•	cell site antenna systems
•	cellular base stations
•	combiners, filters and amplifiers
•	core network controllers
•	mobile switches
•	radio links
•	wireless routers

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

There has been a trend on the part of original equipment manufacturer (“OEM”) customers to consolidate their lists of qualified suppliers to companies that have the ability to meet certain quality, delivery and other standards while maintaining competitive prices.  The Company has positioned its global resources to compete effectively in this environment.  As an industry leader, the Company has established close working relationships with many of its customers on a global basis. These relationships allow the Company to better anticipate and respond to these customer needs when designing new products and new technical solutions. By working with customers in developing new products and technologies, the Company is able to identify and act on trends and leverage knowledge about next-generation technology across our portfolio of products.  In addition, the Company has concentrated its efforts on service, procurement and manufacturing improvements designed to increase product quality and lower product lead-time and cost.  For a discussion of certain risks related to the Company’s sales to OEMs, refer to the risk factor titled “The Company is dependent on the communications industry, including information technology and data communications, wireless communications and broadband communications” in Part I, Item 1A herein.

The Company’s products are sold to thousands of OEMs in approximately 70 countries throughout the world. The Company also sells certain products to electronic manufacturing services (“EMS”) companies, to original design manufacturers (“ODMs”) and to communication network operators.  No single customer accounted for 10% or more of the Company’s net sales for the years ended December 31, 2016 and 2014.  During the year ended December 31, 2015, aggregate sales to Apple Inc., including sales of products to EMS companies and subcontractors that the Company believes are manufacturing products on their behalf, accounted for approximately 11% of our net sales.

The Company sells its products through its own global sales force, independent representatives and a global network of electronics distributors. The Company’s sales to distributors represented approximately 14% of the Company’s net sales in 2016.  In addition to product design teams and customer collaboration arrangements, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

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

The Company’s manufacturing facilities are generally vertically integrated operations from the initial design stage through final design and manufacturing.  The Company has an established manufacturing presence in approximately 30 countries.  Our global coverage positions us near many of our customers’ locations and allows us to assist them in consolidating their supply base and lowering their production and logistics costs. In addition, the Company generally relies on local general management in every region, which we believe creates a strong degree of organizational stability and deeper understanding of local markets. We believe our balanced geographic distribution lowers our exposure to any particular geography.  The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Asia, Australia and Africa.  The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

The Company employs a global manufacturing strategy to lower its production and logistics costs and to improve service to customers. The Company’s strategy is to maintain strong cost controls in its manufacturing and assembly operations. The Company is continually evaluating and adjusting its expense levels and workforce to reflect current business conditions and maximize the return on capital investments.  The Company sources its products on a worldwide basis.  To better serve certain high-volume customers, the Company has established just-in-time facilities near these major customers.  The Company’s international manufacturing and assembly facilities generally serve the respective local markets and coordinate product design and manufacturing responsibility with the Company’s other operations around the world.  For a discussion of certain risks attendant to the Company’s foreign operations, refer to the risk factor titled “The Company is subject to the risks of political, economic and military instability in countries outside the United States” in Part I, Item 1A herein.

Net sales by geographic area as a percentage of the Company’s total net sales for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
United States	28%	30%	31%
China	30%	30%	27%
Other international locations	42%	40%	42%
Total	100%	100%	100%

Net sales by geographic area are based on the customer location to which the product is shipped.   For additional information regarding net sales by geographic area, refer to Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Research and Development

The Company generally implements its product development strategy through product design teams and collaboration arrangements with customers, which often results in the Company obtaining approved vendor status for its customers’ new products and programs.  The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one- to three-year period.  The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue.  By developing application specific products, the Company has decreased its exposure to standard products, which generally experience greater pricing pressure.

At the end of 2016, our research, development, and engineering efforts were supported by approximately 2,400 employees and were performed primarily by individual operating units focused on specific markets and technologies.  The Company’s research and development expenses for the creation of new and improved products and processes were $166.1 million, $124.7 million and $114.8 million for 2016, 2015 and 2014, respectively, which are classified as selling, general and administrative expenses in our Consolidated Financial Statements.

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

We own a large portfolio of patents that principally relate to electrical, optical, electronic, antenna and sensor products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon the laws of various jurisdictions and the use of the trademarks.

While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position or our operations are dependent upon or would be materially impacted by the loss of any single patent or group of related patents.

Raw Materials

The Company purchases a wide variety of raw materials for the manufacture of its products, including (i) precious metals such as gold and silver used in plating, (ii) aluminum, steel, copper, titanium and metal alloy products used for cable, contacts and connector shells, (iii) certain rare earth metals used in sensors and (iv) plastic materials used for cable and connector bodies and inserts and other molded parts. Such raw materials are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is generally not dependent upon any one source for raw materials or, if one source is used, the Company attempts to protect itself through long-term supply agreements.  The Company does not anticipate any difficulties in obtaining raw materials necessary for production.  Information regarding our purchasing obligations related to commitments to purchase certain goods and services is disclosed in Note 13 of the Notes to the Consolidated Financial Statements.  For a discussion of certain risks related to raw materials, refer to the risk factor titled “The Company may experience difficulties in obtaining a consistent supply of materials at stable pricing levels” in Part I, Item 1A herein.

Competition

The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time.  Primary competitors within the Interconnect Products and Assemblies segment include TE Connectivity, Molex, Yazaki, Foxconn, Sensata, JST, Delphi, Hirose and JAE, among others.  Primary competitors within the Cable Products and Solutions segment include Commscope and Belden, among others.  In addition, the Company competes with a large number of smaller companies who compete in specific geographies, markets or products.  For a discussion of certain risks related to competition, refer to the risk factor titled “The Company encounters competition in substantially all areas of its business” in Part I, Item 1A herein.

Backlog

The Company estimates that its backlog of unfilled firm orders as of December 31, 2016 was approximately $1.319 billion compared with backlog of approximately $1.121 billion as of December 31, 2015.  Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may generally be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications-related markets

(including wireless communications, information technology and data communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2016, the Company had approximately 62,000 employees worldwide.  The Company believes that it has a good relationship with its unionized and non-unionized employees.  Refer to “Risk Factors” in Part I, Item 1A. herein for a discussion of certain risks related to employee relations.

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

Available Information

The Company’s annual report on Form 10-K and all of the Company’s other filings with the Securities and Exchange Commission (“SEC”), such as quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, are available to view, free of charge, on the Company’s website, www.amphenol.com, as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC. Copies are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492.

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

Approximately 50% of the Company’s 2016 net sales came from sales to the communications industry, including information technology and data communication, wireless communications and broadband communications, with 14% of the Company’s 2016 net sales coming from sales to the mobile device market. Demand for these products is subject to rapid technological change (see below—“The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant pressure on their suppliers, including the Company.  Furthermore, there has been a trend on the part of OEM customers to consolidate their lists of qualified suppliers to companies that have the ability to meet certain quality, delivery and other standards while maintaining competitive prices.  There can be no assurance that the Company will be able to meet these standards or maintain competitive pricing and therefore continue to compete successfully in the communications industry.  The Company’s failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 6% and 9% of the Company’s 2016 net sales came from sales to the broadband communications and mobile networks markets, respectively.  Demand for the Company’s products in these markets depends primarily on capital spending by operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, consolidation within the communications industry, the financial condition of operators and their access to financing, competition, technological developments, new legislation and regulation of operators. There can be no assurance that existing levels of capital spending will continue or that spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 9% of the Company’s 2016 net sales came from sales to the military market. The Company participates in a broad spectrum of defense programs. The substantial majority of these sales are related to both U.S. and foreign military and defense programs. The Company’s military sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A significant decline in U.S. or foreign government defense expenditures could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company encounters competition in substantially all areas of its business.

The Company competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time. Competitors include large, diversified companies, some of which have greater assets and financial resources than the Company, as well as medium to small companies. There can be no assurance that additional competitors will not enter the Company’s existing markets, nor can there be any assurance that the Company will be able to compete successfully against existing or new competition, and the inability to do so could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is dependent on the acceptance of new product introductions for continued revenue growth.

The Company estimates that products introduced in the last two years accounted for approximately 20% of 2016 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails to or is significantly delayed in introducing new product line concepts or if the Company’s new products are not met with market acceptance, its business, financial condition and results of operations may be adversely affected.

The Company’s credit agreements contain certain covenants, which if breached, could have a material adverse effect on the Company.

The Credit Agreement, dated as of March 1, 2016, among the Company, certain subsidiaries of the Company and a syndicate of financial institutions (the “Revolving Credit Facility”), which also backstops the Company’s commercial paper program, contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. Although the Company believes none of these covenants is presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility. Upon the occurrence of an event of default under any of the Company’s credit facilities, the lenders could elect to declare amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Revolving Credit Facility and other indebtedness.  As of December 31, 2016, the Company had outstanding borrowings under the Revolving Credit Facility and the commercial paper program of nil and $1,018.9 million, respectively.

The Company relies on the capital markets, and its inability to access those markets on favorable terms could adversely affect the Company’s results.

The Company has used the capital markets to invest in its business and make strategic acquisitions.  If general economic and capital market conditions deteriorate significantly, it could impact the Company’s ability to access the capital markets.  While the Company has not recently encountered any financing difficulties, the capital and credit markets have experienced significant volatility in the past.  Market conditions could make it more difficult to access capital to finance capital investments, acquisitions and other initiatives including dividends and share repurchases.  As such, this could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.  In addition, while the Company has not encountered any such issues to date, if the credit rating agencies that rate the Company’s debt were to downgrade the Company’s credit rating in conjunction with a deterioration of the Company’s performance, it would likely increase the Company’s cost of capital and make it more difficult for the Company to obtain new financing and access capital markets, which could also have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company’s results may be negatively affected by changing interest rates.

The Company is subject to interest rate volatility with regard to existing and future issuances of debt. The Company monitors the mix of fixed-rate and variable-rate debt, as well as the mix of short-term and long-term debt. As of December 31, 2016, $1,024.4 million, or 34%, of the Company’s outstanding borrowings were subject to floating interest rates.

As of December 31, 2016, the Company had the following unsecured Senior Notes outstanding:

Principal	Fixed
Amount	Interest
(in millions)	Rate	Maturity
$375.0	1.55%	September 2017
750.0	2.55%	January 2019
375.0	3.125%	September 2021
500.0	4.00%	February 2022

A 10% change in LIBOR or floating interest rates at December 31, 2016 would not have a material effect on the Company’s interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2017, although there can be no assurance that interest rates will not change significantly.

The Company’s results may be negatively affected by foreign currency exchange rates.

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies including possible currency devaluations. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company manages currency exposure risk in a number of ways, including producing its products in the same country or region in which the products are sold (thereby generating revenues and incurring expenses in the same currency), cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations, which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to the risks of political, economic and military instability in countries outside the United States.

Non-U.S. markets account for a substantial portion of the Company’s business.  During 2016, non-U.S. markets constituted approximately 72% of the Company’s net sales, with China constituting approximately 30% of the Company’s net sales. The Company employs approximately 90% of its workforce outside the United States. The Company’s customers are located throughout the world and the Company has many manufacturing, administrative and sales facilities outside the United States.  Because the Company has extensive non-U.S. operations as well as significant cash and cash investments held at institutions located outside of the U.S., it is exposed to risks that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows, including:

•	tariffs, trade barriers, trade disputes, trade sanctions, trade agreements or any other changes in trade policies or trade agreements;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•

tax issues, such as tax law changes, audits and examinations by taxing authorities, variations in tax laws from country to country as compared to the U.S. and difficulties in repatriating cash generated or held abroad in a tax-efficient manner;

•	credit risks and other challenges in collecting accounts receivable;
•	employment regulations and local labor conditions;
•	difficulties protecting intellectual property;
•

instability in economic or political conditions, including inflation, recession, foreign currency exchange restrictions and devaluations, and actual or anticipated military or political conflicts, particularly in emerging markets; and

•	the impact of each of the foregoing on outsourcing and procurement arrangements.

The Company may experience difficulties and unanticipated expense of assimilating newly acquired businesses, including the potential for the impairment of goodwill.

The Company has completed a number of acquisitions in recent years, including the acquisition of FCI on January 8, 2016.  The Company anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy.  The Company may experience difficulty and unanticipated expenses associated with integrating such acquisitions, and the acquisitions may not perform as expected.  At December 31, 2016, the total assets of the Company were $8,498.7 million, which included $3,678.8 million of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired).  The Company performs annual evaluations for the potential impairment of the carrying value of goodwill.  Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill.

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

Our business reputation and financial results may be impaired by improper conduct by any of our employees, customers, suppliers, distributors or any other business partners.

Several anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, generally prohibit companies from engaging in improper conduct for the purpose of obtaining, retaining or improving business.  Such acts may include, but are not limited to, bribery, conflicts of interest, fraud, kickbacks and money laundering.  While the Company’s internal controls and systems are designed to protect it from illegal acts committed by employees, customers, suppliers, distributors and other business partners that may violate U.S. or local jurisdictional laws, there are no guarantees that such internal controls and systems will always protect the Company from such acts.  Such violations or allegations could damage the Company’s reputation, lead to criminal or civil investigations in the U.S. or foreign jurisdictions, and ultimately result in monetary or non-monetary penalties and/or significant legal and administrative fees.  Any significant violations of our standards of conduct by any of our employees, customers, suppliers, distributors or business partners could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company may be subject to litigation and other regulatory or legal proceedings.

The Company may be subject to litigation and other regulatory or legal proceedings that could adversely impact our financial position, results of operations, or cash flows, including but not limited to, claims related to employment, tax, intellectual property, environmental, sales practices, workers compensation, product warranty, product liability and acquisitions.  These lawsuits may include claims for compensatory, punitive or consequential damages, and could result in significant legal expenses.  While the Company does maintain insurance coverage to mitigate losses associated with some of these types of proceedings, the amount of insurance coverage may not be adequate to cover the total claims and liabilities.

Cybersecurity incidents on our information technology systems could disrupt business operations, resulting in adverse impacts to our reputation and operating results and potentially lead to litigation.

Global cybersecurity threats to the Company could lead to unauthorized access to the Company’s information technology systems, products, customers, suppliers and third party service providers.  Cybersecurity incidents could potentially result in the disruption of our business operations and the misappropriation, destruction, or corruption of critical data and confidential or proprietary technological information.  Cybersecurity incidents could also result from unauthorized parties gaining access to our systems or information through fraud or other means of deceiving our employees, suppliers or third party service providers.  Despite the Company’s implementation of preventative security measures to prevent, detect, address and mitigate these threats, our infrastructure may still be susceptible to disruptions from a cybersecurity incident, security breaches, computer viruses, outages, systems failures, natural disasters or catastrophic events, any of which could include reputational damage and litigation with third parties, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in general economic conditions, geopolitical conditions, and other factors beyond the Company’s control may adversely impact our business and operating results.

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions.  The following factors could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows:

•	a global economic slowdown in any of the Company’s market segments;
•	uncertainty about global, regional and U.S. economic or geopolitical conditions that result in postponement of spending, in response to tighter credit, financial market volatility and other factors;
•

the effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including significant income tax changes, currency fluctuations and unforeseen inflationary pressures;

•	rapid material escalation of the cost of regulatory compliance and litigation;
•	changes in government policies and regulations affecting the Company or its significant customers;
•	intergovernmental conflicts or actions, including but not limited to armed conflict, trade wars and acts of terrorism or war;
•

interruptions to the Company’s business with its largest customers, distributors and suppliers resulting from but not limited to, strikes, financial instabilities, computer malfunctions, inventory excesses, natural disasters or other disasters such as fires, floods, earthquakes, hurricanes or explosions;

•	increases in employment costs, particularly in low-cost regions in which the Company currently operates; and
•	changes in assumptions, such as discount rates, along with lower than expected investment returns and performance related to the Company’s benefit plans.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s fixed assets include plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses and machinery and equipment are generally in good operating condition, are reasonably maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2016, the Company operated a total of approximately 390 plants, warehouses and offices of which (a) the locations in the U.S. had approximately 3.5 million square feet, of which approximately 1.7 million square feet were leased; (b) the locations outside the U.S. had approximately 15.0 million square feet, of which approximately 10.0 million square feet were leased; and (c) the square footage by segment was approximately 17.6 million square feet and approximately 0.9 million square feet for the Interconnect Products and Assemblies segment and the Cable Products and Solutions segment, respectively.

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

Item 3. Legal Proceedings

The Company has been named as a defendant in several legal actions arising from normal business activities.  Although the potential liability with respect to such legal actions cannot be reasonably estimated, such matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Refer to “Risk Factors” in Part I, Item 1A herein for additional information regarding legal risks and uncertainties.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company effected the initial public offering of its Class A Common Stock (“Common Stock”) in November 1991. The Company’s Common Stock has been listed on the New York Stock Exchange since that time under the symbol “APH”.  The following table sets forth the high and low closing sales prices for the Common Stock as reported on the New York Stock Exchange for each quarter of 2016 and 2015:

	2016		2015
	High	Low	High	Low

First Quarter	$57.82	$45.42	$60.20	$51.93
Second Quarter	60.11	55.08	59.54	55.37
Third Quarter	65.68	55.97	57.45	49.06
Fourth Quarter	68.83	63.05	55.49	50.03

The following graph compares the cumulative total return of Amphenol over a period of five years ending December 31, 2016 with the performance of the Standard & Poor’s 500 (“S&P 500”) Stock Index and the Dow Jones U.S. Electrical Components & Equipment Index.  This graph assumes that $100 was invested in the Common Stock of Amphenol and each index on December 31, 2011, reflects reinvested dividends and is weighted on a market capitalization basis at the time of each reported data point.  The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

As of January 31, 2017, there were 37 holders of record of the Company’s Common Stock.  A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its Common Stock.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  In the third quarter of 2015, the Board of Directors approved an increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with dividends declared in the third quarter of 2015, and in October 2016, approved a further increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016.  Total dividends declared during 2016, 2015 and 2014 were $178.8 million, $163.7 million and $140.6 million, respectively. Total dividends paid in 2016, 2015 and 2014 were $172.7 million, $159.3 million and $101.9 million, respectively, including those declared in the prior year and paid in the current year.  The Company intends to retain the remainder of its earnings not used for dividend payments to provide funds for the operation and expansion of the Company’s business (including acquisition-related activity), to repurchase shares of its Common Stock and to repay outstanding indebtedness.

The Company’s Revolving Credit Facility contains financial covenants and restrictions, some of which may limit the Company’s ability to pay dividends, and any future indebtedness that the Company may incur could limit its ability to pay dividends.

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 31, 2016:

Equity Compensation Plan Information
	Number of securities to	Weighted average	Number of
	be issued upon exercise	exercise price of	securities
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	32,283,296	$44.15	12,355,179
Equity compensation plans not approved by security holders	—	—	—
Total	32,283,296	$44.15	12,355,179

Repurchase of Equity Securities

In January 2015, the Company’s Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 10 million shares of Common Stock during the two-year period ended January 20, 2017 (the “2015 Stock Repurchase Program”).  During the year ended December 31, 2016, the Company repurchased 5.5 million shares of its common stock for approximately $325.8 million.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  As of December 31, 2016, the Company had repurchased all of the shares authorized under the 2015 Stock Repurchase Program.  The table below reflects the Company’s stock repurchases for the year ended December 31, 2016:

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of		Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
First Quarter - 2016	1,000,000	$49.20	1,000,000	4,465,400
Second Quarter - 2016	1,000,000	59.18	1,000,000	3,465,400
Third Quarter - 2016	2,000,000	60.59	2,000,000	1,465,400

Fourth Quarter - 2016:
October 1 to October 31, 2016	248,500	65.52	248,500	1,216,900
November 1 to November 30, 2016	1,216,900	65.73	1,216,900	—
December 1 to December 31, 2016	—	—	—	—
	1,465,400	65.69	1,465,400	—

Total - 2016	5,465,400	$59.62	5,465,400	—

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1.0 billion of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  As of February 10, 2017, the Company repurchased approximately 3.2 million shares of its common stock for $213.9 million under the 2017 Stock Repurchase Program.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Item 6.  Selected Financial Data

The following table presents selected consolidated financial data that is derived from the Company’s audited Consolidated Financial Statements and that should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements and accompanying notes included herein.  The Company’s acquisitions during the five-year period below may affect the comparability of results.  Our consolidated financial information may not be indicative of our future performance.

(dollars and shares
in millions, except per share data)	2016		2015		2014		2013		2012

Operations
Net sales	$6,286.4		$5,568.7		$5,345.5		$4,614.7		$4,292.1
Net income attributable to Amphenol Corporation	822.9	(1)	763.5	(2)	709.1	(3)	635.7	(4)	555.3	(5)
Net income per common share—Diluted	2.61	(1)	2.41	(2)	2.21	(3)	1.96	(4)	1.69	(5)

Financial Condition
Cash, cash equivalents and short-term investments	$1,173.2		$1,760.4		$1,329.6		$1,192.2		$942.5
Working capital	1,956.0		2,841.6		2,406.6		1,510.6		1,782.0
Total assets	8,498.7		7,458.4		6,985.9		6,150.1		5,203.1
Long-term debt, including current portion	3,010.7		2,813.5		2,656.2		2,122.2		1,695.6
Shareholders’ equity attributable to Amphenol Corporation	3,674.9		3,238.5		2,907.4		2,859.5		2,430.0
Weighted average shares outstanding—Diluted	315.2		316.5		320.4		324.5		327.9
Cash dividends declared per share	$0.58		$0.53		$0.45		$0.305		$0.21

(1)

Includes acquisition-related expenses of $36.6 ($33.1 after-tax) primarily relating to the FCI and other 2016 acquisitions, including external transaction costs, amortization related to the value associated with acquired backlog and restructuring charges.  These items had the aggregate effect of decreasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $33.1 and $0.11 per share, respectively.  Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, both non-GAAP financial measures defined in Part II, Item 7 herein, were $856.0 and $2.72 per share, respectively, for the year ended December 31, 2016.

(2)

Includes acquisition-related expenses of $5.7 ($5.7 after-tax) relating to acquisitions closed and announced in 2015.  These acquisition-related expenses had the effect of decreasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $5.7 and $0.02 per share, respectively.  Excluding the effect of this item, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $769.2 and $2.43 per share, respectively, for the year ended December 31, 2015.

(3)

Includes acquisition-related expenses of (a) $4.3 ($4.1 after-tax) relating to 2014 acquisitions and (b) $9.8 ($6.2 after-tax) relating to amortization of the acquired backlogs of completed acquisitions.   These items had the aggregate effect of decreasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $10.3 and $0.04 per share, respectively.  Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $719.4 and $2.25 per share, respectively, for the year ended December 31, 2014.

(4)

Includes (a) acquisition-related expenses of $6.0 ($4.6 after-tax) relating to 2013 acquisitions, (b) an income tax benefit of $3.6 due primarily to the favorable completion of prior year audits, and (c) an income tax benefit of $11.3 resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the benefit to the Company of $11.3, relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement.  These items had the net effect of increasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $10.3 and $0.03 per share, respectively.  Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $625.4 and $1.93 per share, respectively, for the year ended December 31, 2013.

(5)

Includes (a) acquisition-related expenses of $2.0 ($2.0 after-tax) relating to 2012 acquisitions and (b) income tax costs of $11.3 relating to a delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  These items had the aggregate effect of decreasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $13.3 and $0.04 per share, respectively.  Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $568.6 and $1.73 per share, respectively, for the year ended December 31, 2012.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

The following discussion and analysis of the results of operations for the three years ended December 31, 2016, 2015 and 2014 has been derived from and should be read in conjunction with the Consolidated Financial Statements included in Part II, Item 8, herein.  The Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”.  For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meanings as these aforementioned non-GAAP financial measures.  Refer to “Non-GAAP Financial Measures” within this Item 7 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

In addition to historical information, the following discussion and analysis also contains certain forward-looking statements that are subject to risks and uncertainties, including but not limited to the risk factors described in Item 1A herein, as well as the risks and uncertainties that exist with the use of forward-looking statements as described in the “Cautionary Note Regarding Forward-Looking Statements” section included herein at the beginning of this Annual Report on Form 10-K.

Overview

General

The Company is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable.  The Company operates through two reporting segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions.  In 2016, approximately 72% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

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

Strategy

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

In 2016, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $6,286.4, $1,205.2 and $822.9, respectively, up 13%, 9% and 8%, respectively, from 2015.  Adjusted Operating Income and Adjusted Net Income attributable to Amphenol, as defined in the “Non-GAAP Financial Measures” section below and as reconciled in Part II, Item 6 and Item 7 herein, increased by 12% and 11%, respectively.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company has been its ability to consistently generate cash from operations.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2016, the Company generated operating cash flow of $1,077.6.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the years indicated.

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.5	68.1	68.3
Acquisition-related expenses	0.6	0.1	0.2
Selling, general and administrative expenses	12.7	12.0	12.1
Operating income	19.2	19.8	19.4
Interest expense	(1.1)	(1.2)	(1.5)
Other income, net	0.1	0.3	0.3
Income before income taxes	18.2	18.9	18.2
Provision for income taxes	(4.9)	(5.0)	(4.8)
Net income	13.3	13.9	13.4
Net income attributable to noncontrolling interests	(0.2)	(0.2)	(0.1)
Net income attributable to Amphenol Corporation	13.1%	13.7%	13.3%

2016 Compared to 2015

Net sales were $6,286.4 for the year ended December 31, 2016 compared to $5,568.7 for the year ended December 31, 2015, an increase of 13% in U.S. dollars, 14% in constant currencies and 2% organically (excluding both currency and acquisition impacts) over the prior year.  Net sales in the Interconnect Products and Assemblies segment (approximately 94% of net sales) increased 13% in U.S. dollars, 14% in constant currencies and 2% organically in 2016, compared to 2015.  The sales growth was driven primarily by growth in the information technology and data communications, industrial, automotive, mobile networks and military markets, with contributions from both the Company’s acquisitions as well as organic strength, partially offset by a decline in sales in the mobile devices market and a slight decline in the commercial aerospace market.  Net sales to the information technology and data communications market increased (approximately $404.0), reflecting the benefits of FCI and other acquisitions as well as growth in products for data centers, including server, networking and storage-related applications.  Net sales to the industrial market increased (approximately $183.9) reflecting the benefit of acquisitions including FCI as well as sales strength in hybrid bus and truck, factory automation and heavy equipment, which was partially offset by sales declines in products sold into oil and gas exploration and alternative energy applications.  Net sales to the automotive market increased (approximately $118.3), driven by both an expansion of our products across a diversified range of vehicles and new onboard electronics as well as contributions from acquisitions.  Net sales to the mobile networks market increased (approximately $114.9), primarily due to contributions from acquisitions including FCI as well as increased sales to mobile network service providers and OEMs.  Net sales to the military market increased (approximately $24.0), driven primarily by increased sales into avionics packaging and military airframe applications.  Net sales to the mobile devices market decreased (approximately $158.8) primarily due to declining sales of products incorporated into tablets, smartphones and production-related products, partially offset by growth in sales of products incorporated into new wearable technologies.  Net sales to the commercial aerospace market slightly decreased (approximately $2.5) due to decreases in commercial helicopter and business jet demand which offset the growth associated with new airplane platforms.  Net sales in the Cable Products and Solutions segment (approximately 6% of net sales), which is primarily in the broadband communications market, increased 10% in U.S. dollars, 12% in constant currencies and 9% organically in 2016, compared to 2015, primarily due to the sales increase in the broadband communications market and contributions from an acquisition made during the third quarter of 2016.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment and consolidated, for the years ended December 31, 2016 and 2015:

			Percentage Growth (relative to prior year)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
	2016	2015	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$5,922.3	$5,239.1	13%	(1)%	14%	12%	2%
Cable Products and Solutions	364.1	329.6	10%	(2)%	12%	3%	9%
Consolidated	$6,286.4	$5,568.7	13%	(1)%	14%	12%	2%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Consolidated Statements of Income and Note 11 of the accompanying financial statements.
(2)

Foreign currency translation impact, a non-GAAP measure, represents the impact on net sales resulting from foreign currency exchange rate changes in the current year period(s) compared to the prior year.  Such amount is calculated by translating current year net sales at average foreign currency exchange rates for the respective prior year.

(3)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the "Non-GAAP Financial Measures" section.
(4)

Acquisition impact, a non-GAAP measure, represents the impact on net sales resulting from acquisitions closed during the years presented, which were not included in the Company’s results as of the comparable prior year and which do not reflect the underlying growth of the Company on a comparative basis.

Geographically, net sales in the U.S. in 2016 increased approximately 3% ($1,740.7 in 2016 versus $1,696.3 in 2015) compared to 2015.  International sales in 2016 increased approximately 17% in U.S. dollars ($4,545.7 in 2016 versus $3,872.4 in 2015), 19% in constant currencies and 5% organically, compared to 2015 with strength in both Asia and Europe.  The comparatively stronger U.S. dollar in 2016 had the effect of decreasing net sales by approximately $61.3 when compared to foreign currency translation rates in 2015.

Gross profit margin as a percentage of net sales was 32.5% in 2016 compared to 31.9% in 2015.  The increase in gross profit margin as a percentage of sales relates primarily to higher gross profit margins in the Interconnect Products and Assemblies segment reflecting the benefit of higher volumes and cost reduction actions as well as the impact of the FCI acquisition, which had higher gross margins than the average of the Company.

Selling, general and administrative expenses were $798.2 or 12.7% of net sales for 2016, compared to $669.1 or 12.0% of net sales for 2015.  The increase is driven primarily by the impact of the FCI acquisition, which has higher selling, general and administrative expenses as a percentage of net sales than the average of the Company.  Administrative expenses increased approximately $41.2 in 2016 primarily related to the impact of the FCI acquisition and increases in the amortization of acquisition-related identified intangible assets and stock-based compensation expense and represented approximately 4.9% of net sales in 2016 and 4.8% of net sales in 2015.  Research and development expenses increased approximately $41.4 in 2016 primarily related to the impact of the FCI acquisition and represented approximately 2.6% of net sales in 2016 and 2.2% of net sales in 2015. Selling and marketing expenses increased approximately $46.5 in 2016 primarily related to the impact of the FCI acquisition and an increase in sales volume and represented approximately 5.1% of net sales in 2016 and 5.0% of net sales in 2015.

Operating income was $1,205.2 or 19.2% of net sales in 2016, compared to $1,104.7 or 19.8% of net sales in 2015.  Operating income for 2016 includes $36.6 of acquisition-related expenses, which included external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges related to the FCI acquisition, as well as transaction costs associated with other acquisitions.  Operating income for 2015 includes $5.7 of acquisition-related expenses, which included professional and transaction-related fees and other external expenses related to acquisitions closed and announced in 2015.  These acquisition-related expenses are separately presented in the Consolidated Statements of Income.  For the years ended December 31, 2016 and 2015, these expenses had an impact on net income of $33.1, or $0.11 per share, and $5.7, or $0.02 per share, respectively.  Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $1,241.8 or 19.8% of net sales in 2016 and $1,110.4 or 19.9% in 2015.  The decrease in Adjusted Operating Margin for 2016 compared to 2015, relates to the decrease in operating margin for the Interconnect Products and Assemblies segment.  Operating income for the Interconnect Products and Assemblies segment in 2016 was $1,280.3 or 21.6% of net sales, compared to $1,158.3 or 22.1% of net sales in 2015.  The slight decrease in operating income margin is driven by the impact of the FCI acquisition, which had a lower operating margin than the average of the Interconnect Products and Assemblies segment for the full year period.  In addition, the operating income for the Cable Products and Solutions segment in 2016 was $52.8 or 14.5% of net sales, compared to $40.3 or 12.2% of net sales in 2015.  The increase in operating income margin for the Cable Products and Solutions segment in 2016 compared to 2015 was primarily as a result of strong operating execution on additional volume, along with the benefit from the favorable impact from commodities.

The table below reconciles Adjusted Operating Income and Adjusted Operating Margin to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2016 and 2015:

	2016		2015
	Operating	Operating	Operating	Operating
	income	margin	income	margin
Reported (GAAP)	$1,205.2	19.2%	$1,104.7	19.8%
Acquisition-related expenses	36.6	0.6%	5.7	0.1%
Adjusted (non-GAAP)	$1,241.8	19.8%	$1,110.4	19.9%

Interest expense was $72.6 in 2016 compared to $68.3 in 2015.  The increase is primarily attributable to the impact of higher average debt levels in 2016 which primarily resulted from the Company’s dividend and stock buyback programs.

Other income, net, decreased to $8.5 in 2016 compared to $16.4 in 2015, primarily related to lower interest income on lower cash equivalents and short-term investments, which resulted from the funding of the acquisition of FCI in January 2016 with cash, cash equivalents and short-term investments held outside of the United States.

The provision for income taxes was at an effective rate of 27.0% in 2016 and 26.6% in 2015.  The effective tax rate for 2016 and 2015 included the effect of acquisition-related expenses incurred during each year, which had the impact of increasing the effective tax rate by 50 basis points and 10 basis points, respectively.  For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 4 of the Notes to the Consolidated Financial Statements.

2015 Compared to 2014

Net sales were $5,568.7 for the year ended December 31, 2015 compared to $5,345.5 for the year ended December 31, 2014, an increase of 4% in U.S. dollars, 8% in constant currencies and 3% organically (excluding both currency and acquisition impacts) over the prior year.  Net sales in the Interconnect Products and Assemblies segment (approximately 94% of net sales) increased 5% in U.S. dollars, 8% in constant currencies and 3% organically in 2015, compared to 2014.  The sales growth was driven by increases in the automotive, mobile devices, industrial and information technology and data communications equipment markets, with contributions from both organic growth and the Company’s acquisition program; partially offset by decreases in sales in the mobile networks, commercial aerospace and military markets.  Net sales to the automotive market increased (approximately $190.9), driven both by acquisitions and an expansion of our products across a diversified range of vehicles and onboard electronics.  Net sales to the mobile devices market increased (approximately $116.5) primarily due to growth in next generation laptops, mobile device accessories and production-related products.  Net sales to the industrial market increased (approximately $43.0) reflecting the benefit of acquisitions as well as growth in industrial battery and hybrid vehicle applications and in alternative energy applications, offset by significant declines in products sold into oil and gas exploration.  Net sales to the information technology and data communications market increased (approximately $17.6), primarily due to the growth in products for server, web and data center applications, partially offset by declines in storage-related applications.  Net sales to the mobile networks market decreased (approximately $101.7), primarily due to a decrease in worldwide mobile network build-outs.  Net sales to the commercial aerospace market decreased (approximately $21.5), primarily due to decreases in commercial helicopter and business jet demand.  Net sales to the military market decreased slightly (approximately $3.8).  Net sales in the Cable Products and Solutions segment (approximately 6% of net sales), which is primarily in the broadband communications market, decreased 7% in U.S. dollars and 2% in both constant currencies and organically in 2015, compared to 2014 primarily due to a slowdown in spending by cable operators and the effect of ongoing operator consolidations in the broadband market.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment and consolidated, for the years ended December 31, 2015 and 2014:

			Percentage Growth (relative to prior year)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
	2015	2014	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$5,239.1	$4,992.6	5%	(3)%	8%	5%	3%
Cable Products and Solutions	329.6	352.9	(7)%	(5)%	(2)%	0%	(2)%
Consolidated	$5,568.7	$5,345.5	4%	(4)%	8%	5%	3%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Consolidated Statements of Income and Note 11 of the accompanying financial statements.
(2)

Foreign currency translation impact, a non-GAAP measure, represents the impact on net sales resulting from foreign currency exchange rate changes in the current year period(s) compared to the prior year.  Such amount is calculated by translating current year net sales at average foreign currency exchange rates for the respective prior year.

(3)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the "Non-GAAP Financial Measures" section.
(4)

Acquisition impact, a non-GAAP measure, represents the impact on net sales resulting from acquisitions closed during the years presented, which were not included in the Company’s results as of the comparable prior year and which do not reflect the underlying growth of the Company on a comparative basis.

Geographically, net sales in the U.S. in 2015 increased approximately 1% ($1,696.3 in 2015 versus $1,673.5 in 2014) compared to 2014.  International sales for 2015 increased approximately 5% in U.S. dollars and approximately 10% in constant currencies ($3,872.4 in 2015 versus $3,672.0 in 2014) compared to 2014 with strength in both Asia and Europe.  The comparatively stronger U.S. dollar in 2015 had the effect of decreasing net sales by approximately $190.3 when compared to foreign currency translation rates in 2014.

Gross profit margin as a percentage of net sales was 31.9% in 2015 compared to 31.7% in 2014.  The increase in gross profit margin as a percentage of net sales relates primarily to higher gross profit margins in the Interconnect Products and Assemblies segment reflecting the benefit of higher volumes and cost reduction actions.

Selling, general and administrative expenses were $669.1 or 12.0% of net sales for 2015, compared to $645.1 or 12.1% of net sales for 2014.  Administrative expenses increased approximately $9.6 in 2015 primarily related to increases in the amortization of acquisition-related identified intangible assets and stock-based compensation expense and represented approximately 4.8% of net sales in both 2015 and 2014.  Research and development expenses increased approximately $9.9 in 2015 reflecting an overall increase in expenses for new product development and represented approximately 2.2% of net sales in 2015 and 2.1% of net sales in 2014.  Selling and marketing expenses increased approximately $4.5 in 2015 primarily related to the increase in sales volume and represented approximately 5.0% of net sales in 2015 and 5.1% of net sales in 2014.

Operating income was $1,104.7 or 19.8% of net sales in 2015, compared to $1,034.6 or 19.4% of net sales in 2014.  Operating income for 2015 includes $5.7 of acquisition-related expenses (separately presented in the Consolidated Statements of Income) related to professional fees and other external expenses for acquisitions that were closed and announced in 2015.  Operating income for 2014 includes $14.1 of acquisition-related expenses, which included professional and transaction-related fees and other external expenses related to acquisitions closed in 2014, as well as the amortization of the value associated with acquired backlog related to acquisitions that closed in 2013 and 2014.  For the years ended December 31, 2015 and 2014, these expenses had an impact on net income of $5.7, or $0.02 per share, and $10.2, or $0.04 per share, respectively.  Excluding the effect of these expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $1,110.4 or 19.9% of net sales in 2015 and $1,048.7 or 19.6% of net sales in 2014.  The increase in Adjusted Operating

Margin in 2015 compared to 2014 relates to the increase in operating margin for the Interconnect Products and Assemblies segment.  Operating income for the Interconnect Products and Assemblies segment for 2015 was $1,158.3 or 22.1% of net sales, compared to $1,088.0 or 21.8% of net sales in 2014.  This increase in operating income margin is driven primarily by the positive impact of higher gross profit margins as well as a reduction of selling, general and administrative expenses as a percentage of net sales, as described above.  In addition, the operating income for the Cable Products and Solutions segment for 2015 was $40.3 or 12.2% of net sales, compared to $43.7 or 12.4% of net sales for 2014.  The decrease in operating income margin for the Cable Products and Solutions segment for 2015 compared to 2014 was primarily as a result of lower volumes.

The table below reconciles Adjusted Operating Income and Adjusted Operating Margin to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2015 and 2014:

	2015		2014
	Operating	Operating	Operating	Operating
	income	margin	income	margin
Reported (GAAP)	$1,104.7	19.8%	$1,034.6	19.4%
Acquisition-related expenses	5.7	0.1%	14.1	0.2%
Adjusted (non-GAAP)	$1,110.4	19.9%	$1,048.7	19.6%

Interest expense was $68.3 for 2015 compared to $80.4 for 2014.  The decrease is primarily attributable to the benefit of lower average borrowing rates resulting from the commercial paper program that was initiated in late 2014, and a senior note issuance in the third quarter of 2014 which replaced a higher rate note maturity.  This benefit more than offset the impact of higher average debt levels which resulted from the Company’s stock buyback program as well as acquisition activity.

Other income, net, decreased to $16.4 in 2015 compared to $18.3 in 2014, primarily related to lower interest income on cash, cash equivalents and short-term investments.

The provision for income taxes was at an effective rate of 26.6% in 2015 and 26.5% in 2014.  The effective tax rate for 2015 included the effect of acquisition-related expenses incurred during each year, which had the impact of increasing the effective tax rate by 10 basis points.  Acquisition-related expenses incurred during 2014 did not have an impact on the effective tax rate for that year.  For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 4 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

At December 31, 2016 and 2015, the Company had cash, cash equivalents and short-term investments of $1,173.2 and $1,760.4, respectively.  On January 8, 2016, the Company used approximately $1,178.6 of its cash, cash equivalents and short-term investments, net of cash acquired, to fund the FCI acquisition.  The vast majority of the Company’s cash, cash equivalents and short-term investments on hand as of December 31, 2016 was located outside of the U.S.  The Company does not currently intend to repatriate any of its cash, cash equivalents and short-term investments, but rather to permanently reinvest such funds outside the U.S.  However, any repatriation of funds would result in the need to accrue and pay income taxes.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014, as reflected in the Consolidated Statements of Cash Flow:

	2016	2015	2014
Net cash provided by operating activities	$1,077.6	$1,030.5	$880.9
Net cash used in investing activities	(1,612.7)	(27.3)	(781.9)
Net cash (used in) provided by financing activities	(133.5)	(180.1)	14.1
Effect of exchange rate changes on cash and cash equivalents	(34.0)	(54.8)	(31.0)
Net change in cash and cash equivalents	$(702.6)	$768.3	$82.1

Operating Activities

The ability to generate cash from operating activities has been one of the Company’s fundamental financial strengths.  Cash flow provided by operating activities was $1,077.6 for 2016 compared to $1,030.5 for 2015. The increase in cash flow provided by operating activities for 2016 compared to 2015 is primarily related to an increase in net income, higher non-cash charges resulting from the increase in depreciation and amortization related to the FCI acquisition, and a higher decrease in the net components of working capital, which were partially offset by a higher usage of cash related to the change in long-term assets and liabilities.  Cash flow provided by operating activities was $1,030.5 for 2015 compared to $880.9 for 2014. The increase in cash flow provided by operating activities for 2015 compared to 2014 is primarily due to an increase in net income and an overall decrease in the net components of working capital, compared to the increase in net working capital in 2014.

In 2016, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow decreased $51.2, excluding the impact of acquisitions and foreign currency translation, due primarily to increases in accrued income taxes, other accrued liabilities, and accounts payable of $91.7, $61.9, and $47.8, respectively, and a decrease in other current assets of $29.9, partially offset by increases in accounts receivable and inventories of $165.9 and $14.2, respectively.  In 2015, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow decreased $46.9, excluding the impact of acquisitions and foreign currency translation, due primarily to decreases in other current assets of $47.7 and increases in accrued liabilities of $44.2, offset by increases in accounts receivable and inventory of $22.3 and $5.2, respectively, and decreases in accounts payable of $17.5.  In 2014, the components of working capital increased $18.9, excluding the impact of acquisitions and foreign currency translation, due primarily to increases in accounts receivable, inventory, and other current assets of $111.5, $51.6 and $10.0, respectively, offset by increases in accounts payable and accrued liabilities of $66.8 and $87.3, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets at December 31, 2016 compared to December 31, 2015. Accounts receivable increased $244.7 to $1,349.3 primarily due to the impact of the FCI and other 2016 acquisitions as well as an increase in sales volume, partially offset by the effect of translation from exchange rate changes at December 31, 2016 compared to December 31, 2015 (“Translation”). Days sales outstanding at December 31, 2016 and 2015 were 73 and 71, respectively.  Inventories increased $77.1 to $928.9, primarily due to the impact of the FCI and other 2016 acquisitions, partially offset by Translation. Inventory days at December 31, 2016 and 2015 were 76 and 79, respectively. Land and depreciable assets, net, increased $101.9 to $711.4, primarily due to the impact of the FCI and other 2016 acquisitions, as well as capital expenditures of $190.8, partially offset by depreciation of $157.8, disposals and Translation.  Goodwill increased $985.9 to $3,678.8 primarily as a result of goodwill recognized during the year related to four acquisitions in the Interconnect Products and Assemblies segment, including FCI, and one acquisition in the Cable Products and Solutions segment, partially offset by Translation.  Intangibles, net and other long-term assets increased $211.3 to $517.3 primarily as a result of the identifiable intangible assets of $263.0 recognized related to the FCI and other 2016 acquisitions, partially offset by amortization of $54.6 and Translation.  Accounts payable increased $90.4 to $678.2, primarily as a result of the impact of the FCI and other 2016 acquisitions, partially offset by Translation.  Payable days at December 31, 2016 and 2015 were 55 and 54, respectively.  Total accrued expenses increased $161.5 to $581.8, primarily as a result of the impact of the FCI and other 2016 acquisitions.  Accrued pension and postretirement benefit obligations increased $25.9 to $288.4 primarily as a result of the impact of the FCI acquisition.  Other long-term liabilities increased $120.6 to $216.5 primarily as a result of the impact of the FCI and other 2016 acquisitions, specifically related to an increase in contingent tax liabilities and deferred tax liabilities.

In 2016, the Company made aggregate cash contributions to its defined benefit pension plans of approximately $26.2, the majority of which was to its U.S. defined benefit pension plans. The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures (purchases of land and depreciable assets), proceeds from disposals of land and depreciable assets, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash used in investing activities was $1,612.7 in 2016, compared to $27.3 in 2015 and $781.9 in 2014.  In 2016, cash used in investing activities was driven primarily by the use of $1,305.1 in cash to fund acquisitions during the year, most significantly the acquisition of FCI for $1,178.6, capital expenditures (net of disposals) of $183.7 and net purchases of short-term investments of $123.9.  In 2015, cash used in investing activities was driven primarily by the use of $199.8 in cash to fund acquisitions during the year and capital expenditures (net of disposals) of $163.4, partially offset by net sales and maturities of short-term investments of $335.9.  In 2014, cash used in investing activities was driven primarily by the use of $518.2 in cash to fund acquisitions during the year, capital expenditures (net of disposals) of $203.5 and net purchases of short-term investments of $60.2.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-debt, repurchases of common stock, proceeds from the exercise of stock options including the related excess tax benefits, dividend payments and distributions to noncontrolling interests.

Net cash used in financing activities was $133.5 in 2016, compared to $180.1 in 2015.  In 2016, cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $325.8, dividend payments of $172.7, payments to shareholders of noncontrolling interests of $6.8 and payments of costs related to the refinancing of our revolving credit facility of $3.0, partially offset by cash proceeds from the exercise of stock options including the related excess tax benefits of $191.6 and increased net borrowings of $183.2.  In 2015, cash used in financing activities of $180.1 was driven primarily by repurchases of the Company’s common stock of $248.9, dividend payments of $159.3 and payments to shareholders of noncontrolling interests of $6.1, partially offset by increased net borrowings of $153.6 and cash proceeds from the exercise of stock options including the related excess tax benefits of $80.6.  In 2014, cash provided by financing activities of $14.1 was driven primarily by increased net borrowings of $540.0 and cash proceeds from the exercise of stock options including the related excess tax benefits of $130.1, partially offset by repurchases of the Company’s common stock of $539.4, dividend payments of $101.9, payments of costs related to debt financing of $11.1 and payments to shareholders of noncontrolling interests of $3.6.

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

On March 1, 2016, the Company replaced its $1,500.0 unsecured credit facility with a new $2,000.0 unsecured credit facility (the “Revolving Credit Facility”).  The Revolving Credit Facility, which matures March 2021, increases the aggregate commitments by $500.0 and gives the Company the ability to borrow at a spread over LIBOR.  The Company intends to utilize the Revolving Credit Facility for general corporate purposes.  At December 31, 2016, there were no borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At December 31, 2016, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

In September 2014, the Company entered into a commercial paper program (“Commercial Paper Program”) pursuant to which the Company issues short-term unsecured commercial paper notes in one or more private placements.  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  Effective April 1, 2016, the maximum aggregate principal amount of the commercial paper notes that may be outstanding at any time under the Commercial Paper Program was increased by $500.0 from $1,500.0 to $2,000.0.  The amount of commercial paper notes outstanding as of December 31, 2016 was $1,018.9.  Additionally, in 2014, the Company issued three separate unsecured senior notes with an aggregate $1,500.0 principal amount, the proceeds of which were used to repay the $600.0 4.75% notes which matured during the year and borrowings under the Company’s revolving credit facilities.  Fees and expenses related to the issuance of the Revolving Credit Facility in 2016 was $3.0.  The fees and expenses related to the issuance of the commercial paper and senior notes in 2014 was $11.1.  Such issuance fees and expenses are amortized to interest expense over the respective terms of the debt.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of December 31, 2016, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$375.0	1.55%	September 2017
750.0	2.55%	January 2019
375.0	3.125%	September 2021
500.0	4.00%	February 2022

The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium.  The 1.55% Senior Notes are due in September 2017 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Consolidated Balance Sheets as of December 31, 2016.

Refer to Note 2 of the Notes to the Consolidated Financial Statements for further information related to the Company’s debt.

In January 2013, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 20 million shares of its Common Stock during the two-year period ending January 31, 2015 (the “2013 Stock Repurchase Program”).  During the year ended December 31, 2014, the Company repurchased 11.4 million shares of its common stock for $539.4.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  At December 31, 2014, the Company had repurchased all of the shares authorized under the 2013 Stock Repurchase Program.

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 10 million shares of its Common Stock during the two-year period ended January 20, 2017 (the “2015 Stock Repurchase Program”).  During the years ended December 31, 2016 and 2015, the Company repurchased 5.5 million and 4.5 million shares of its common stock for $325.8 and $248.9, respectively.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  At December 31, 2016, the Company had repurchased all of the shares authorized under the 2015 Stock Repurchase Program.

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  As of February 10, 2017, the Company repurchased approximately 3.2 million shares of its common stock for $213.9 under the 2017 Stock Repurchase Program.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of Common Stock.  In the third quarter of 2015, the Board of Directors approved an increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with dividends declared in the third quarter of 2015, and in October 2016, approved a further increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016.  Total dividends declared during 2016, 2015 and 2014 were $178.8, $163.7 and $140.6, respectively. Total dividends paid in 2016, 2015 and 2014 were $172.7, $159.3 and $101.9, respectively, including those declared in the prior year and paid in the current year. The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility, and the Commercial Paper Program.

Liquidity and Cash Requirements

The Company’s primary sources of liquidity are internally generated cash flow, the Commercial Paper Program, the Revolving Credit Facility, and its cash, cash equivalents and short-term investments on hand. The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets provide adequate liquidity to meet its obligations for the next twelve months, including the repayment of its 1.55% Senior Notes due in September 2017.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its common stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions, as it did with the 2016 acquisition of FCI.  The Company expects that capital expenditures in 2017 will be in a range of approximately $200.0 to $240.0.

FCI Acquisition

On January 8, 2016, pursuant to a Purchase Agreement dated July 17, 2015 and as amended on December 31, 2015, the Company acquired all of the share capital of FCI for an aggregate purchase price of approximately $1,178.6, net of cash acquired, which was funded by cash, cash equivalents and short-term investments on hand that were held outside of the United States.

Refer to Note 9 of the Notes to the Consolidated Financial Statements for further discussion of the FCI acquisition.

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

Inflation and Costs

The cost of the Company’s products is influenced by the cost of a wide variety of raw materials.  The Company strives to offset the impact of increases in the cost of raw materials, labor and services through price increases, productivity improvements and cost saving programs.  However, in certain markets, particularly in communications related markets, implementing price increases can be difficult and there is no guarantee that the Company will be successful.

Foreign Exchange

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies including possible currency devaluations. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations.  For further discussion of foreign exchange exposures, risks and uncertainties, refer to the risk factor titled “The Company’s results may be negatively affected by foreign currency exchange rates” in Part I, Item 1A herein.

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures defined below as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Company's Board of Directors and assessing related employee compensation measures.  Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and year-over-year comparative results, in addition to the reasons noted below.  Non-GAAP financial measures exclude income and expenses that are not directly related to the Company's operating performance during the years presented.  Items excluded from non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, certain discrete tax items and refinancing-related costs that may arise during such periods.  The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation, as a substitute for or superior to the related U.S. GAAP financial measures.  In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies, as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP.  The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2016, 2015 and 2014 are included in “Results of Operations”:

•

Adjusted Operating Income is defined as Operating income, as reported in the Consolidated Statements of Income, excluding income and expenses that are not directly related to the Company's operating performance during the years presented.

•	Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Consolidated Statements of Income).

•

Constant Currency Net Sales Growth is defined as the year-over-year percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates.  Our results are subject to volatility related to foreign currency translation fluctuations.  As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

•

Organic Net Sales Growth is defined as the year-over-year percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of 1) changes in foreign currency exchange rates, which directly impact the Company’s operating results and are outside the control of the Company and 2) acquisitions closed during the years presented, which were not included in the Company’s results as of the comparable prior years and which do not reflect the underlying growth of the Company on a comparative basis.  Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

In addition, the following two non-GAAP financial measures, defined below, are reconciled to the most directly comparable U.S. GAAP financial measures in Part II, Item 6 herein, for each of the years presented therein.

•

Adjusted Net Income attributable to Amphenol is defined as Net Income attributable to Amphenol Corporation, as reported in the Consolidated Statements of Income, excluding income and expenses and their related tax effects, that are not directly related to the Company's operating performance during the years presented.

•

Adjusted Diluted EPS is defined as diluted earnings per share (as reported in accordance with GAAP), excluding income and expenses and their related tax effects, that are not directly related to the Company's operating performance during the years presented.  Adjusted Diluted EPS is calculated as Adjusted Net Income attributable to Amphenol, as defined above, divided by the weighted average outstanding diluted shares as reported in the Company’s Consolidated Statements of Income.

Recent Accounting Pronouncements

Refer to Note 1 of the Notes to the Company’s Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Pensions

The Company and certain of its subsidiaries in the United States have defined benefit pension plans (“U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.   Certain foreign subsidiaries also have defined benefit plans covering their employees (the “International Plans”).  The pension expense for the U.S. Plans and the International Plans (together, the “Plans”) approximated $24.2, $31.0 and $22.4 in 2016, 2015 and 2014, respectively, and is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including a weighted average discount rate, mortality projections, rate of increase of future compensation levels, and an expected long-term rate of return on the respective Plans’ assets.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The weighted average discount rate for the U.S. Plans on this basis was 3.93% and 4.11% at December 31, 2016 and 2015, respectively.  The decrease in the discount rate for the U.S. Plans resulted in an increase in the benefit obligation of approximately $10.7 at December 31, 2016.  The weighted average discount rate for the International Plans was 2.28% and 3.14% at December 31, 2016 and 2015, respectively.  The decrease in the discount rate for the International Plans did not have a material impact on the benefit obligation at December 31, 2016.  At December 31, 2015, the Company elected to further refine its approach for calculating its service and interest costs beginning in 2016 by applying a split discount rate approach under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations.  The mortality assumptions used by the Company reflect commonly used mortality tables and improvement scales for each plan and increased life expectancies for plan participants.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as consideration of long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 8.5%, which has been in excess of these broad equity and bond benchmark indices. The expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of approximately 60% with equity managers (with an expected long-term rate of return of approximately 8.5%) and 40% with fixed income managers (with an expected long-term rate of return of approximately 6.0%).  The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate. Based on this methodology, the Company’s expected long-term rate of return assumption to determine the net periodic benefit cost of the U.S. Plans for the years ended December 31, 2016 and 2015 was 7.75% and 8.00%, respectively.  The Company's expected weighted average long-term rate of return assumption to determine the net periodic benefit cost of the International Plans for the years ended December 31, 2016 and 2015 was 4.29% and 5.47%, respectively.

The Company made cash contributions to the Plans of $26.2, $24.1 and $23.8 in 2016, 2015 and 2014, respectively. The total liability for accrued pension and postretirement benefit obligations under the Company’s pension and postretirement benefit plans increased in 2016 to $290.9 ($4.0 of which is included in other accrued expenses primarily representing required contributions to be made during 2017 for unfunded foreign plans) from $266.0 in 2015 primarily due to a decrease in the discount rate. The Company estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2017 of approximately $25.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors including the investment performance of the Plans’ assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions to its U.S. defined contribution plans of approximately $5.0, $4.2 and $3.8 in 2016, 2015 and 2014, respectively.

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

Revenue Recognition - The Company’s primary source of revenues is from product sales to its customers.  Revenue from sales of the Company’s products is recognized at the time the goods are delivered, title passes and the risks and rewards of ownership pass to the customer, provided the earning process is complete and revenue is measurable.  Such recognition generally occurs when the products reach the shipping point, the sales price is fixed and determinable, and collection is reasonably assured. Delivery is determined by the Company’s shipping terms, which are primarily freight on board shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.  The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 6% of net sales in 2016), the Company pays for shipping costs to the majority of its customers. Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in Selling, general and administrative expenses.

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

Goodwill - The Company performs its evaluation for the impairment of goodwill for the Company’s two reporting units on an annual basis or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired.  The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”, as the components of these reportable business segments have similar economic characteristics.  In 2015, the Company changed its annual assessment date for goodwill impairment to be as of July 1, rather than June 30, which had no impact on the outcome of the assessment.

In 2016, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment assessment.  As part of this assessment, the Company reviews qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit.  In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s carrying value is less than its fair value.  As of July 1, 2016, the Company determined that it was more likely than not that the fair value of its reporting units was greater than their carrying amounts.

In 2015, the Company exercised its option to bypass the qualitative assessment and performed the first step of the two-step quantitative goodwill impairment assessment for each reportable business segment.  As part of the quantitative assessment, the Company estimated the fair value of each of its reportable business segments using a market approach.  The Company believed this approach provided the best indicator of fair value, by utilizing market prices and other relevant metrics for comparable publicly traded companies with similar operating and investment characteristics and recent transactions of similar businesses within the industry.  Significant estimates and assumptions were used in the Company’s goodwill impairment assessment including revenue and profitability projections, determination of appropriate publicly traded market comparison companies, and comparable revenue and earnings multiples derived from comparable publicly traded companies and from recent acquisitions within our industry.  As part of our quantitative approach, the Company evaluated whether it was reasonably likely that changes to management’s estimates and assumptions would have a material impact on the results of the goodwill impairment assessment.  As of July 1, 2015, we determined that the fair value of each of the Company’s reportable business segments was substantially in excess of their respective carrying amounts, and therefore, no goodwill impairment resulted from the assessment.

The Company has not recognized any goodwill impairment in 2016, 2015 or 2014 in connection with its annual impairment assessment.

Acquisitions - The Company accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.  The purchase price of acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values, and any excess purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.  Any subsequent adjustments to the purchase price allocation prior to the completion of the measurement period will be reflected as an adjustment to goodwill in the period in which the adjustments are identified.  The Company may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates.

Defined Benefit Plan Obligation - The defined benefit plan obligation is based on significant assumptions such as mortality rates, discount rates and plan asset rates of return as determined by the Company in consultation with the respective benefit plan actuaries and investment advisors.  Refer to Note 7 of the Notes to the Consolidated Financial Statements.

Income Taxes  - Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  At December 31, 2016, the cumulative amount of undistributed earnings of foreign affiliated companies was approximately $4,182.5.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies as it is the Company’s intention to reinvest these earnings permanently outside the U.S.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated as there is a significant amount of uncertainty with respect to the tax impact of the remittance of these earnings due to the fact that dividends received from numerous foreign subsidiaries may generate additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend.  These uncertainties are further complicated by the significant number of foreign tax jurisdictions and entities involved.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2016, as well as an estimate of the timing in which such obligations are expected to be satisfied.

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Debt (1)	$3,023.0	$375.7	$750.1	$1,396.9	$500.3
Interest related to senior notes	224.3	56.7	84.2	63.4	20.0
Operating leases	129.2	42.4	53.9	20.5	12.4
Purchase obligations (2)	255.5	219.9	35.0	0.6	—
Accrued pension and postretirement benefit obligations (3)	59.7	7.9	12.0	12.2	27.6
Total (4)	$3,691.7	$702.6	$935.2	$1,493.6	$560.3

(1)

The Company has excluded expected interest payments on the Revolving Credit Facility and Commercial Paper Program from the above table, as this calculation is largely dependent on average debt levels the Company expects to have during each of the years presented.  The actual interest payments made related to the Company’s Revolving Credit Facility and Commercial Paper Program, combined, in 2016 were $10.1.  Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by such items as future acquisitions, repurchases of treasury stock, dividend payments as well as payments or additional borrowings made to reduce or increase the underlying revolver balance.

(2)	Purchase obligations relate primarily to open purchase orders for goods and services, including raw materials and components to be used in production.

(3)

Included in this table are estimated benefit payments expected to be made under the Company’s underfunded pension and postretirement benefit plans. The Company also maintains several funded pension and postretirement benefit plans, the most significant of which covers its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plans due to prior contributions made in excess of minimum requirements and as a result, there was no anticipated minimum required contribution included in the table above related to the U.S. Plans for 2017.  However, the Company did make a voluntary contribution to the U.S. Plans of approximately $15.0 in 2016 and anticipates making a similar voluntary contribution in 2017.  It is not possible to reasonably estimate expected required contributions in the above table after 2017 since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(4)

As of December 31, 2016, the Company has recorded liabilities of approximately $138.7 related to unrecognized tax benefits.  These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows; it is difficult to make a reasonably reliable estimate of the amount and period in which all of these liabilities might be paid.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates.  The Company does not have any significant concentration with any one counterparty.

Foreign Currency Exchange Rate Risk

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, gross margins and equity. The Company attempts to manage currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold (thereby generating revenues and incurring expenses in the same currency), cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, especially in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations.

As of December 31, 2016, the Company had four forward contracts of varying amounts that effectively fixed Euro, Great Britain Pound and Korean Won intercompany debt obligations into fixed Hong Kong dollar denominated obligations expiring at various times through 2017 concurrent with the underlying intercompany loans.  The fair value of the contracts at December 31, 2016 resulted in a net asset of $8.4. A 10% change in foreign currency exchange rates would not have a material effect on the value of the hedges as of December 31, 2016 and 2015. The Company does not engage in purchasing forward contracts for trading or speculative purposes.

Refer to Note 3 of the Notes to the Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities.  The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt.  In 2014, the Company issued $750.0 principal amount of unsecured 2.55% senior notes due January 2019, $375.0 principal amount of unsecured 1.55% senior notes due September 2017 and $375.0 principal amount of unsecured 3.125% senior notes due September 2021.  The Company used all of the net proceeds to repay the outstanding $600.0 million 4.75% senior notes that were due in November 2014 and to repay amounts outstanding under its Revolving Credit Facility and credit facilities.

Any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR and any borrowings under the Commercial Paper Program are subject to floating interest rates.  Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates.  As of December 31, 2016, $1,024.4, or 34%, of the Company’s outstanding borrowings related mainly to its Commercial Paper Program, were subject to floating interest rates.  At December 31, 2016, the Company’s average floating rate on such borrowings was 1.06%.  A 10% change in this interest rate at December 31, 2016 and 2015 would not have a material effect on interest expense.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2017, although there can be no assurances that interest rates will not change significantly.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Amphenol Corporation

Wallingford, Connecticut

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flow for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amphenol Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut

February 17, 2017

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars and shares in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$6,286.4	$5,568.7	$5,345.5
Cost of sales	4,246.4	3,789.2	3,651.7
Gross profit	2,040.0	1,779.5	1,693.8
Acquisition-related expenses	36.6	5.7	14.1
Selling, general and administrative expenses	798.2	669.1	645.1
Operating income	1,205.2	1,104.7	1,034.6

Interest expense	(72.6)	(68.3)	(80.4)
Other income, net	8.5	16.4	18.3
Income before income taxes	1,141.1	1,052.8	972.5
Provision for income taxes	(308.5)	(280.5)	(257.3)
Net income	832.6	772.3	715.2
Less: Net income attributable to noncontrolling interests	(9.7)	(8.8)	(6.1)
Net income attributable to Amphenol Corporation	$822.9	$763.5	$709.1

Net income per common share — Basic	$2.67	$2.47	$2.26

Weighted average common shares outstanding — Basic	308.3	309.1	313.1

Net income per common share — Diluted	$2.61	$2.41	$2.21

Weighted average common shares outstanding — Diluted	315.2	316.5	320.4

Dividends declared per common share	$0.58	$0.53	$0.45

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Year Ended December 31,
	2016	2015	2014

Net income	$832.6	$772.3	$715.2
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(110.7)	(152.7)	(80.9)
Unrealized gain (loss) on cash flow hedges	1.6	(0.4)	(1.2)
Defined benefit plan adjustment	(12.5)	8.2	(69.2)
Total other comprehensive income (loss), net of tax	(121.6)	(144.9)	(151.3)

Total comprehensive income	711.0	627.4	563.9

Less: Comprehensive income attributable to noncontrolling interests	(7.6)	(7.6)	(5.6)

Comprehensive income attributable to Amphenol Corporation	$703.4	$619.8	$558.3

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars and shares in millions, except per share data)

	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$1,034.6	$1,737.2
Short-term investments	138.6	23.2
Total cash, cash equivalents and short-term investments	1,173.2	1,760.4
Accounts receivable, less allowance for doubtful accounts of $23.6 and $25.6, respectively	1,349.3	1,104.6
Inventories:
Raw materials and supplies	319.8	282.4
Work in process	313.4	290.5
Finished goods	295.7	278.9
	928.9	851.8
Other current assets	139.8	133.2
Total current assets	3,591.2	3,850.0
Land and depreciable assets:
Land	28.1	25.9
Buildings and improvements	281.7	254.9
Machinery and equipment	1,408.8	1,229.6
	1,718.6	1,510.4
Accumulated depreciation	(1,007.2)	(900.9)
	711.4	609.5
Goodwill	3,678.8	2,692.9
Intangibles, net and other long-term assets	517.3	306.0
	$8,498.7	$7,458.4

Liabilities & Equity
Current Liabilities:
Accounts payable	$678.2	$587.8
Accrued salaries, wages and employee benefits	131.8	105.6
Accrued income taxes	125.1	81.8
Accrued dividends	49.3	43.2
Other accrued expenses	275.6	189.7
Current portion of long-term debt	375.2	0.3
Total current liabilities	1,635.2	1,008.4

Long-term debt, less current portion	2,635.5	2,813.2
Accrued pension and postretirement benefit obligations	288.4	262.5
Other long-term liabilities	216.5	95.9
Commitments and contingent liabilities

Equity:
Class A Common Stock, $.001 par value; 1,000.0 shares authorized; 308.3 and 308.0 shares issued and outstanding at December 31, 2016 and 2015, respectively	0.3	0.3
Additional paid-in capital	1,020.9	783.3
Retained earnings	3,122.7	2,804.4
Accumulated other comprehensive loss	(469.0)	(349.5)
Total shareholders’ equity attributable to Amphenol Corporation	3,674.9	3,238.5

Noncontrolling interests	48.2	39.9
Total equity	3,723.1	3,278.4
	$8,498.7	$7,458.4

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars and shares in millions)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Stock	Interests	Equity
Balance January 1, 2014	316	$0.3	$489.8	$2,424.4	$(55.0)	$—	$20.6	$2,880.1
Net income				709.1			6.1	715.2
Other comprehensive loss					(150.8)		(0.5)	(151.3)
Acquisitions resulting in noncontrolling interests							7.9	7.9
Distributions to shareholders of noncontrolling interests							(3.6)	(3.6)
Purchase of treasury stock						(539.4)		(539.4)
Retirement of treasury stock	(11)			(539.4)		539.4		—
Stock options exercised, including tax benefit	5		128.2					128.2
Dividends declared ($0.45 per common share)				(140.6)				(140.6)
Stock-based compensation expense			41.4					41.4
Balance December 31, 2014	310	0.3	659.4	2,453.5	(205.8)	—	30.5	2,937.9
Net income				763.5			8.8	772.3
Other comprehensive loss					(143.7)		(1.2)	(144.9)
Acquisitions resulting in noncontrolling interests							7.9	7.9
Distributions to shareholders of noncontrolling interests							(6.1)	(6.1)
Purchase of treasury stock						(248.9)		(248.9)
Retirement of treasury stock	(5)			(248.9)		248.9		—
Stock options exercised, including tax benefit	3		79.7					79.7
Dividends declared ($0.53 per common share)				(163.7)				(163.7)
Stock-based compensation expense			44.2					44.2
Balance December 31, 2015	308	0.3	783.3	2,804.4	(349.5)	—	39.9	3,278.4
Net income				822.9			9.7	832.6
Other comprehensive loss					(119.5)		(2.1)	(121.6)
Acquisitions resulting in noncontrolling interests							7.5	7.5
Distributions to shareholders of noncontrolling interests							(6.8)	(6.8)
Purchase of treasury stock						(325.8)		(325.8)
Retirement of treasury stock	(6)			(325.8)		325.8		—
Stock options exercised, including tax benefit	6		190.0					190.0
Dividends declared ($0.58 per common share)				(178.8)				(178.8)
Stock-based compensation expense			47.6					47.6
Balance December 31, 2016	308	$0.3	$1,020.9	$3,122.7	$(469.0)	$—	$48.2	$3,723.1

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Cash from operating activities:
Net income	$832.6	$772.3	$715.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	217.0	171.6	168.1
Stock-based compensation expense	47.6	44.2	41.4
Excess tax benefits from stock-based compensation payment arrangements	(44.4)	(16.2)	(32.3)
Net change in operating assets and liabilities:
Accounts receivable, net	(165.9)	(22.3)	(111.5)
Inventories	(14.2)	(5.2)	(51.6)
Other current assets	29.9	47.7	(10.0)
Accounts payable	47.8	(17.5)	66.8
Accrued income taxes	91.7	16.5	38.1
Other accrued liabilities	61.9	27.7	49.2
Accrued pension and postretirement benefits	2.5	8.7	(1.5)
Other long-term assets and liabilities	(28.2)	4.3	8.8
Other	(0.7)	(1.3)	0.2
Net cash provided by operating activities	1,077.6	1,030.5	880.9

Cash from investing activities:
Purchases of land and depreciable assets	(190.8)	(172.1)	(209.1)
Proceeds from disposals of land and depreciable assets	7.1	8.7	5.6
Purchases of short-term investments	(232.4)	(134.7)	(721.0)
Sales and maturities of short-term investments	108.5	470.6	660.8
Acquisitions, net of cash acquired	(1,305.1)	(199.8)	(518.2)
Net cash used in investing activities	(1,612.7)	(27.3)	(781.9)

Cash from financing activities:
Proceeds from issuance of senior notes	—	—	1,498.1
Long-term borrowings under credit facilities	—	132.6	806.5
Repayments of long-term debt	—	(217.7)	(2,350.0)
Borrowings under commercial paper program, net	183.2	238.7	585.4
Payment of costs related to debt financing	(3.0)	—	(11.1)
Purchase and retirement of treasury stock	(325.8)	(248.9)	(539.4)
Proceeds from exercise of stock options	147.2	64.4	97.8
Excess tax benefits from stock-based compensation payment arrangements	44.4	16.2	32.3
Distributions to and purchases of noncontrolling interests	(6.8)	(6.1)	(3.6)
Dividend payments	(172.7)	(159.3)	(101.9)
Net cash (used in) provided by financing activities	(133.5)	(180.1)	14.1

Effect of exchange rate changes on cash and cash equivalents	(34.0)	(54.8)	(31.0)

Net change in cash and cash equivalents	(702.6)	768.3	82.1
Cash and cash equivalents balance, beginning of year	1,737.2	968.9	886.8
Cash and cash equivalents balance, end of year	$1,034.6	$1,737.2	$968.9

Cash paid during the year for:
Interest	$68.5	$64.1	$67.4
Income taxes	246.8	250.7	209.6

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Notes to Consolidated Financial Statements

All dollar amounts included in the following Notes to Consolidated Financial Statements are presented in millions, except per share data, unless otherwise noted.

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

The Company operates through two reportable business segments:

•

Interconnect Products and Assemblies – The Interconnect Products and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.

•

Cable Products and Solutions – The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-added products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s management evaluates these significant estimates and assumptions including those related to the fair value of acquired assets and liabilities, stock-based compensation, pension obligations, derivative instruments, income taxes, inventories, goodwill, intangibles and other matters that affect the consolidated financial statements and related disclosures.  Actual results could differ from those estimates. All normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.

Principles of Consolidation

The consolidated financial statements are prepared in U.S. dollars and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.  The results of companies acquired are included in the Consolidated Financial Statements from the effective date of acquisition.

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

Goodwill

The Company performs its evaluation for the impairment of goodwill for the Company’s two reporting units on an annual basis or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired.  The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”, as the components of these reportable business segments have similar economic characteristics.  In 2015, the Company changed its annual assessment date for goodwill impairment to be as of July 1, rather than June 30, which had no impact on the outcome of the assessment.

In 2016, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment assessment.  As part of this assessment, the Company reviews qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit.  In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s carrying value is less than its fair value.  As of July 1, 2016, the Company determined that it was more likely than not that the fair value of its reporting units was greater than their carrying amounts.

In 2015, the Company exercised its option to bypass the qualitative assessment, and in the third quarter of 2015, the Company performed the first step of the two-step quantitative goodwill impairment assessment for each reportable business segment.  As part of the quantitative assessment, the Company estimated the fair value of each of its reportable business segments using a market approach.  The Company believes this approach provides the best indicator of fair value, by utilizing market prices and other relevant metrics for comparable publicly traded companies with similar operating and investment characteristics and recent transactions of similar businesses within the industry.  Significant estimates and assumptions were used in the Company’s goodwill impairment assessment including revenue and profitability projections, determination of appropriate publicly traded market comparison companies, and comparable revenue and earnings multiples derived from comparable publicly traded companies and from recent acquisitions within our industry.  As part of our quantitative approach, the Company evaluated whether it was reasonably likely that changes to management’s estimates and assumptions would have a material impact on the results of the goodwill impairment assessment.  As of July 1, 2015, we determined that the fair value of each of the Company’s reportable business segments was substantially in excess of their respective carrying amounts, and therefore, no goodwill impairment resulted from the assessment.

The Company has not recognized any goodwill impairment in 2016, 2015 or 2014 in connection with its annual impairment assessment.

Intangible Assets

Intangible assets are included in Intangibles, net and other long-term assets and consist primarily of proprietary technology, customer relationships and license agreements and are generally amortized over the estimated periods of benefit. The Company assesses the impairment of long-lived assets, other than goodwill, including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying value may not be recoverable.  Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, anticipated future cash flows and significant negative economic trends. Indefinite-lived intangible assets that are not subject to amortization are reviewed at least annually for impairment.  There have been no impairments recorded in 2016, 2015 or 2014 as a result of such reviews.

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

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 6% of net sales in 2016), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in Net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in Selling, general and administrative expenses.

Retirement Pension Plans

Costs for retirement pension plans include current service costs and amortization of prior service costs over the average working life expectancy. It is the Company’s policy to fund current pension costs taking into consideration minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees’ service with the Company.  The recognition of expense for retirement pension plans and medical benefit programs is significantly impacted by estimates made by management such as discount rates used to value certain liabilities, expected return on assets, mortality projections and future health care costs.  The Company uses third-party specialists to assist management in appropriately measuring the expense and obligations associated with pension and other postretirement plan benefits.

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

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016		2015		2014
Risk free interest rate	1.3%		1.4%		1.6%
Expected life	4.6	years	4.6	years	4.6	years
Expected volatility	15.0%		17.0%		21.0%
Expected dividend yield	1.0%		1.0%		1.0%

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  At December 31, 2016, the cumulative amount of undistributed earnings of foreign affiliated companies was approximately $4,182.5.  Deferred income taxes are not provided on undistributed earnings of foreign affiliated companies as it is the Company’s intention to reinvest these earnings permanently outside the U.S.  It is not practicable to estimate the amount of tax that might be payable if undistributed earnings were to be repatriated as there is a significant amount of uncertainty with respect to the tax impact of the remittance of these earnings due to the fact that dividends received from numerous foreign subsidiaries may generate additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend.  These uncertainties are further complicated by the significant number of foreign tax jurisdictions and entities involved.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred.  Research and development expenses for the creation of new and improved products and processes were $166.1, $124.7 and $114.8, for the years 2016, 2015 and 2014, respectively, and are included in Selling, general and administrative expenses.

Acquisitions

The Company accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.   The purchase price of acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values, and any excess purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill.  Any subsequent adjustments to the purchase price allocation prior to the completion of the measurement period will be reflected as an adjustment to goodwill in the period in which the adjustments are identified.  The Company may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract(s); (3) determine the transaction price(s); (4) allocate the transaction price(s) to the performance obligations in the contract(s); and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of FASB’s revenue standard under ASU 2014-09 by one year for all entities and permits early adoption on a limited basis.  As a result of ASU 2015-14, the guidance under ASU 2014-09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods.  In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements.  As permitted under the standard, the Company plans to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach and recognize the cumulative effect to existing contracts in opening retained earnings on the effective date.  The Company is currently reviewing and evaluating this guidance and its impact on its consolidated financial statements.

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Issue 14-B) (“ASU 2015-07”), which removes the requirement that investments measured using the practical expedient to measure fair value at net asset value be included in the fair value hierarchy.  Rather, an entity shall provide a reconciliation between the total fair value of investments included in the fair value hierarchy and such amounts presented on the balance sheet, including disclosures for such investments of which the net asset value practical expedient has been elected and used to determine fair value.  ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied retrospectively to all periods presented.  The

Company adopted ASU 2015-07, and as a result, the Company’s impacted investments within its pension plan assets have been removed, retrospectively, from the fair value hierarchy, as discussed in Note 7 of the Notes to the Consolidated Financial Statements.  The adoption of ASU 2015-07 did not have any impact on the Company’s financial position, results of operations and cash flows.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory to be measured at the lower of cost and net realizable value, thereby simplifying the current guidance of measuring inventory at the lower of cost or market.  ASU 2015-11 is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has evaluated ASU 2015-11 and it will not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies certain provisions associated with the accounting for stock compensation.  Among other things, ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of income and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities in the statement of cash flows.  ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  The Company will adopt ASU 2016-09 in the first quarter of 2017 and the impact of its adoption on our consolidated financial statements will be dependent on the timing and intrinsic value of future stock-based compensation award exercises.

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

Note 2—Long-Term Debt

Long-term debt consists of the following:

		December 31, 2016		December 31, 2015
		Carrying	Approximate	Carrying	Approximate
	Maturity	Amount	Fair Value (1)	Amount	Fair Value (1)
Revolving Credit Facility	March 2021	$—	$—	$—	$—
Commercial Paper Program (less unamortized discount of $0.4 and $0.2 at December 31, 2016 and 2015, respectively)	March 2021	1,018.9	1,018.9	823.9	823.9
4.00% Senior Notes (less unamortized discount of $0.6 and $0.8 at December 31, 2016 and 2015, respectively)	February 2022	499.4	523.7	499.2	508.6
2.55% Senior Notes (less unamortized discount of $0.5 and $0.7 at December 31, 2016 and 2015, respectively)	January 2019	749.5	758.3	749.2	750.1
1.55% Senior Notes (less unamortized discount of $0.1 and $0.2 at December 31, 2016 and 2015, respectively)	September 2017	374.9	375.4	374.8	373.2
3.125% Senior Notes (less unamortized discount of $0.2 and $0.3 at December 31, 2016 and 2015, respectively)	September 2021	374.8	380.4	374.7	367.7
Notes payable to foreign banks and other debt	2017-2022	5.5	5.5	5.0	5.0
Less deferred debt issuance costs		(12.3)	—	(13.3)	—
Total debt		3,010.7	3,062.2	2,813.5	2,828.5
Less current portion		375.2	375.7	0.3	0.3
Total long-term debt		$2,635.5	$2,686.5	$2,813.2	$2,828.2

(1)	The fair value of the Company’s Senior Notes is based on recent bid prices in an active market, and therefore is classified as Level 1 in the fair value hierarchy (Note 3).

Credit Facility

On March 1, 2016, the Company replaced its $1,500.0 unsecured credit facility with a new $2,000.0 unsecured credit facility (the “Revolving Credit Facility”).  The Revolving Credit Facility, which matures March 2021, increases the aggregate commitments by $500.0 and gives the Company the ability to borrow at a spread over LIBOR. The Company intends to utilize the Revolving Credit Facility for general corporate purposes.  The carrying value of the borrowings under the Revolving Credit Facility approximated their fair value due primarily to their market interest rates and are classified as Level 2 in the fair value hierarchy (Note 3).  At December 31, 2016, there were no borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.

Commercial Paper

In September 2014, the Company entered into a commercial paper program (the “Program”) pursuant to which the Company issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements. Amounts available under the Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par, and bears varying interest rates on a fixed or floating basis.  The Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  Effective April 1, 2016, the maximum aggregate principal amount of the Commercial Paper outstanding under the Program at any time was increased by $500.0 from $1,500.0 to $2,000.0.  The Commercial Paper is classified as long-term debt in the accompanying Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Revolving Credit Facility.  The carrying value of Commercial Paper borrowings approximated their fair value given that the Commercial Paper is actively traded.  As such, the Commercial Paper is classified as Level 1 in the fair value hierarchy (Note 3).  The average interest rate on the Commercial Paper as of December 31, 2016 and 2015 was 1.06% and 0.88%, respectively.

Senior Notes

The senior notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium.  The 1.55% Senior Notes are due in September 2017 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Consolidated Balance Sheets as of December 31, 2016.

The maturity of the Company’s debt (exclusive of unamortized deferred debt issuance costs as of December 31, 2016) over each of the next five years ending December 31 and thereafter, is as follows:

2017	$375.7
2018	0.3
2019	749.8
2020	0.1
2021	1,396.8
Thereafter	500.3
$3,023.0

The Company has a $20.0 uncommitted standby letter of credit facility of which approximately $12.7 was issued at December 31, 2016.

Note 3—Fair Value Measurements

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments.  Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets.  The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value.  The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2016 and December 31, 2015 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
2016	Total	Assets (Level 1)	(Level 2)	(Level 3)
Short-term investments	$138.6	$138.6	$—	$—
Forward contracts	8.4	—	8.4	—
Total	$147.0	$138.6	$8.4	$—

2015
Short-term investments	$23.2	$23.2	$—	$—
Forward contracts	3.3	—	3.3	—
Total	$26.5	$23.2	$3.3	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

For the years ended December 31, 2016 and 2015, a gain (loss) of $1.6 and $(0.4), respectively, was recognized in Accumulated other comprehensive loss associated with foreign exchange rate forward contracts. The amount reclassified from Accumulated other comprehensive loss to foreign exchange gain (loss) in the accompanying Consolidated Statements of Income during 2016 and 2015 was not material. The fair values of the forward contracts are recorded within Other current assets, Intangibles, net and other long-term assets, Other accrued expenses or Other long-term liabilities in the accompanying Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 4—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
Income before income taxes:
United States	$87.7	$134.4	$161.4
Foreign	1,053.4	918.4	811.1
	$1,141.1	$1,052.8	$972.5
Current tax provision:
United States	$74.6	$39.5	$63.7
Foreign	263.8	228.1	183.1
	338.4	267.6	246.8
Deferred tax provision (benefit):
United States	(32.3)	13.3	(0.7)
Foreign	2.4	(0.4)	11.2
	(29.9)	12.9	10.5
Total provision for income taxes	$308.5	$280.5	$257.3

At December 31, 2016, the Company had $126.4 of foreign tax loss and credit carryforwards, $17.4 of U.S. federal loss and credit carryforwards, and $7.9 of U.S. state tax loss and credit carryforwards net of federal benefit, of which

$69.4, $17.4 and $4.0, respectively, will either expire or be refunded at various dates through 2036 and the balance can be carried forward indefinitely.

A valuation allowance of $37.2 and $18.5 at December 31, 2016 and 2015, respectively, has been recorded which relates to the U.S. federal and state and foreign net operating loss carryforwards and U.S. state tax credits.  The net change in the valuation allowance for deferred tax assets was an increase of $18.7 in 2016, which was related to foreign net operating loss, U.S. federal net operating loss and state credit carryforwards.  The net change in the valuation allowance for deferred tax assets was an increase of $3.0 in 2015, which related to foreign net operating loss and U.S. state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2016	2015	2014
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	0.1	0.1	0.4
Foreign earnings and dividends taxed at different rates	(9.7)	(8.8)	(8.3)
Valuation allowance	0.7	0.3	(0.4)
Other	0.9	—	(0.2)
Effective tax rate	27.0%	26.6%	26.5%

The tax rates for each year presented above reflect the effect of acquisition-related expenses incurred during such years.  The effect of acquisition-related expenses had the impact of increasing the Company’s effective tax rate for 2016 and 2015 by 50 basis points and 10 basis points, respectively.  Acquisition-related expenses incurred during 2014 did not have an impact on the effective tax rate for that year.

The components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2016	2015
Deferred tax assets relating to:
Accrued liabilities and reserves	$36.8	$21.4
Operating loss and tax credit carryforwards	58.8	29.4
Pensions, net	64.7	63.6
Inventories	45.3	29.0
Employee benefits	43.4	41.8
Total deferred tax assets	249.0	185.2
Valuation allowance	(37.2)	(18.5)
Total deferred tax assets, net of valuation allowances	211.8	166.7

Deferred tax liabilities relating to:
Goodwill	185.9	163.5
Depreciation and amortization	67.6	37.4
Contingent consideration	6.6	6.6
Total deferred tax liabilities	260.1	207.5

Net deferred tax liability	$48.3	$40.8

Classification of deferred tax assets and liabilities, as reflected on the balance sheet:
Intangibles, net and other long-term assets	$29.4	$26.0
Other long-term liabilities	77.7	66.8
Net deferred tax liability, long-term	$48.3	$40.8

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2016, 2015 and 2014 is shown below.  The gross increases for tax positions in prior periods recorded in 2016 include $78.7 which are related to acquisitions.

	2016	2015	2014
Unrecognized tax benefits as of January 1	$29.8	$27.7	$24.8
Gross increases for tax positions in prior periods	81.9	0.3	2.2
Gross increases for tax positions in current period	7.0	2.1	2.6
Settlements	(10.8)	—	(0.5)
Lapse of statute of limitations	(1.7)	(0.3)	(1.4)
Unrecognized tax benefits as of December 31	$106.2	$29.8	$27.7

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2016, 2015 and 2014, the provision for income taxes included a net expense of $6.5, $1.5 and $0.9, respectively, in estimated interest and penalties.  As of December 31, 2016, 2015 and 2014, the liability for unrecognized tax benefits included $35.3, $6.0 and $4.5, respectively, for tax-related interest and penalties.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2011 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2016 and 2015, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $138.7 and $20.6, respectively.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation.  Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $8.6.

Note 5—Equity

Stock-Based Compensation:

The Company’s income before income taxes (and net income) were reduced by $47.6 ($36.2 after-tax), $44.2 ($32.9 after-tax) and $41.4 ($30.3 after-tax) for the years ended December 31, 2016, 2015 and 2014, respectively, related to the expense incurred for stock-based compensation plans, which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Stock Options

In 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company also continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan. The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors.  The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2009 Employee Option Plan, as amended, is 58,000,000 shares.  As of December 31, 2016, there were 12,078,110 shares of Common Stock available for the granting of additional stock options under the 2009 Employee Option Plan.  Options granted under the 2000 Employee Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.  Options granted under the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of December 31, 2016, there were 140,000 shares of Common Stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options were last granted under the 2004 Directors Option Plan in May 2011.  Options granted under the 2004 Directors Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for 2014, 2015 and 2016 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2014	26,844,452	$25.90	7.08
Options granted	6,220,000	47.70
Options exercised	(4,790,252)	20.27
Options forfeited	(486,280)	34.55
Options outstanding at December 31, 2014	27,787,920	31.60	7.09
Options granted	6,490,200	57.85
Options exercised	(2,718,745)	23.71
Options forfeited	(422,900)	41.73
Options outstanding at December 31, 2015	31,136,475	37.62	6.92
Options granted	7,560,450	57.72
Options exercised	(5,703,254)	25.80
Options forfeited	(727,280)	50.17
Options outstanding at December 31, 2016	32,266,391	$44.14	7.03	$744.1
Vested and non-vested options expected to vest at December 31, 2016	30,542,834	$43.66	6.96	$718.9
Exercisable options at December 31, 2016	13,540,821	$32.91	5.37	$464.4

A summary of the status of the Company’s non-vested options as of December 31, 2016 and changes during the year then ended is as follows:

		Weighted Average
		Fair Value
	Options	at Grant Date
Non-vested options at January 1, 2016	17,323,040	$8.24
Options granted	7,560,450	7.39
Options vested	(5,430,640)	7.93
Options forfeited	(727,280)	8.28
Non-vested options at December 31, 2016	18,725,570	$7.99

The weighted average fair value at the grant date of options granted during 2015 and 2014 was $8.47 and $8.64, respectively.

During the years ended December 31, 2016, 2015 and 2014, the following activity occurred under the Company’s option plans:

	2016	2015	2014
Total intrinsic value of stock options exercised	$197.2	$88.1	$136.8
Total fair value of stock options vested	43.1	39.9	37.2

As of December 31, 2016, the total compensation cost related to non-vested options not yet recognized was approximately $112.8, with a weighted average expected amortization period of 3.30 years.

The grant date fair value of each option grant under the 2000 Employee Option Plan, the 2009 Employee Option Plan and the 2004 Directors Option Plan is estimated using the Black-Scholes option pricing model. The grant date fair value of each restricted share grant is determined based on the closing share price of the Company’s Common Stock on the date of the grant. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model for option grants requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility is calculated based on the historical volatility of the Common Stock and implied volatility derived from related exchange traded options. The average expected life is based on the contractual term of the option and expected exercise and historical post-vesting termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issuances with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Restricted Stock

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of December 31, 2016, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 137,069.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for 2014, 2015 and 2016 was as follows:

			Weighted
			Average
		Fair Value	Remaining
	Restricted	at Grant	Amortization
	Shares	Date	Term (in years)
Restricted shares outstanding at January 1, 2014	26,880	$38.76	0.39
Restricted shares granted	18,340	47.72
Shares vested and issued	(26,880)	38.76
Restricted shares outstanding at December 31, 2014	18,340	47.72	0.39
Restricted shares granted	17,948	57.85
Shares vested and issued	(19,032)	47.98
Restricted shares outstanding at December 31, 2015	17,256	57.97	0.39
Restricted shares granted	16,905	57.99
Shares vested and issued	(17,256)	57.97
Restricted shares outstanding at December 31, 2016	16,905	57.99	0.38

The total fair value of restricted share awards that vested during 2016, 2015, and 2014 was $1.0, $0.9, and $1.0, respectively.  As of December 31, 2016, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.4 with a weighted average expected amortization period of 0.38 years.

Stock Repurchase Program:

In January 2013, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 20 million shares of its Common Stock during the two-year period ending January 31, 2015 (the “2013 Stock Repurchase Program”).  During the year ended December 31, 2014, the Company repurchased 11.4 million shares of its common stock for $539.4.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  At December 31, 2014, the Company had repurchased all of the shares authorized under the 2013 Stock Repurchase Program.

In January 2015, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to 10 million shares of its Common Stock during the two-year period ended January 20, 2017 (the “2015 Stock Repurchase Program”).  During the years ended December 31, 2016 and 2015, the Company repurchased 5.5 million and 4.5 million shares of its common stock for $325.8 and $248.9, respectively. These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  At December 31, 2016, the Company had repurchased all of the shares authorized under the 2015 Stock Repurchase Program.

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  As of February 10, 2017, the Company repurchased approximately 3.2 million shares of its common stock for $213.9 under the 2017 Stock Repurchase Program.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Dividends:

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  In the third quarter of 2015, the Board of Directors approved an increase in the quarterly dividend rate from $0.125 to $0.14 per share effective with dividends declared in the third quarter of 2015, and in October 2016, approved a further increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016.  Total dividends declared during 2016, 2015 and 2014 were $178.8, $163.7 and $140.6, respectively.  Total dividends paid in 2016, 2015 and 2014 were $172.7, $159.3 and $101.9, respectively, including those declared in the prior year and paid in the current year.

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) included in equity at December 31, 2016, 2015 and 2014 are as follows:

	Foreign	Unrealized	Defined	Accumulated
	Currency	Gain (Loss)	Benefit	Other
	Translation	on Cash	Plan	Comprehensive
	Adjustments	Flow Hedges	Adjustment	Income (Loss)
Balance at January 1, 2014	$67.0	$(0.1)	$(121.9)	$(55.0)
Other comprehensive income (loss) before reclassifications, net of tax of nil, $0.2 and $39.9, respectively	(80.4)	(1.2)	(82.0)	(163.6)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($6.2)	—	—	12.8	12.8
Balance at December 31, 2014	(13.4)	(1.3)	(191.1)	(205.8)
Other comprehensive income (loss) before reclassifications, net of tax of nil, $0.1 and $5.5, respectively	(151.5)	(0.4)	(10.0)	(161.9)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($10.1)	—	—	18.2	18.2
Balance at December 31, 2015	(164.9)	(1.7)	(182.9)	(349.5)
Other comprehensive income (loss) before reclassifications, net of tax of nil, ($0.3) and $12.3, respectively	(108.6)	1.6	(28.8)	(135.8)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($8.9)	—	—	16.3	16.3
Balance at December 31, 2016	$(273.5)	$(0.1)	$(195.4)	$(469.0)

The amounts reclassified from Accumulated other comprehensive income (loss) for defined benefit plan liabilities, are included within Cost of sales and Selling, general and administrative expenses and for unrealized gain (loss) on cash flow hedges, are included in Cost of sales within the Company’s Consolidated Statements of Income.

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ended December 31, 2016, 2015 and 2014 is as follows:

(dollars and shares in millions, except per share data)	2016	2015	2014
Net income attributable to Amphenol Corporation shareholders	$822.9	$763.5	$709.1
Basic weighted average common shares outstanding	308.3	309.1	313.1
Effect of dilutive stock options	6.9	7.4	7.3
Diluted weighted average common shares outstanding	315.2	316.5	320.4
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$2.67	$2.47	$2.26
Diluted	$2.61	$2.41	$2.21

Excluded from the computations above were anti-dilutive common shares of 8.5 million, 6.3 million and 5.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7—Benefit Plans and Other Postretirement Benefits

Defined Benefit Plans

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and together with the U.S. Plans, the “Plans”). The largest international pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $81.7 and $76.2 at December 31, 2016 and 2015, respectively.  Total required contributions to be made during 2017 for the unfunded International Plans are included in Other accrued expenses in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations as of December 31 of each year; for each year presented below, projected benefit obligations exceed assets.

	U.S. Plans		International Plans		Total
	2016	2015	2016	2015	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$460.8	$472.2	$184.2	$204.3	$645.0	$676.5
Service cost	6.2	6.5	7.2	6.0	13.4	12.5
Interest cost	15.4	17.4	5.5	5.4	20.9	22.8
Acquisitions	—	—	51.4	1.2	51.4	1.2
Plan amendments	3.7	0.4	—	—	3.7	0.4
Actuarial (gain) loss	11.6	(12.6)	28.0	(6.4)	39.6	(19.0)
Foreign exchange translation	—	—	(17.6)	(18.2)	(17.6)	(18.2)
Benefits paid	(27.9)	(23.1)	(11.3)	(8.1)	(39.2)	(31.2)
Projected benefit obligation at end of year	469.8	460.8	247.4	184.2	717.2	645.0

Change in plan assets:
Fair value of plan assets at beginning of year	333.2	346.1	59.0	63.3	392.2	409.4
Actual return on plan assets	20.4	(5.5)	11.4	1.8	31.8	(3.7)
Employer contributions	16.4	15.7	9.8	8.4	26.2	24.1
Acquisitions	—	—	36.7	—	36.7	—
Foreign exchange translation	—	—	(7.8)	(6.4)	(7.8)	(6.4)
Benefits paid	(27.9)	(23.1)	(11.3)	(8.1)	(39.2)	(31.2)
Fair value of plan assets at end of year	342.1	333.2	97.8	59.0	439.9	392.2

Underfunded status at end of year	$127.7	$127.6	$149.6	$125.2	$277.3	$252.8

Amounts recognized on the balance sheet as of December 31:
Other accrued expenses	$—	$—	$5.8	$6.1	$5.8	$6.1
Accrued pension and postretirement benefit obligations	127.7	127.6	143.8	119.1	271.5	246.7
Underfunded status at end of year	$127.7	$127.6	$149.6	$125.2	$277.3	$252.8

Accumulated other comprehensive loss, net	(129.3)	(129.1)	(62.5)	(50.3)	(191.8)	(179.4)

Weighted average assumptions used to determine projected benefit obligations:
Discount rate	3.93%	4.11%	2.28%	3.14%
Rate of compensation increase	3.00%	3.00%	1.63%	1.48%

The accumulated benefit obligation for the Company’s defined benefit pension plans was $691.1 and $624.5 at December 31, 2016 and 2015, respectively.  As of December 31, 2016 and 2015, the accumulated benefit obligation for the U.S. Plans was $465.8 and $456.1 and for the International Plans was $225.3 and $168.4, respectively.  All of the Company’s U.S. Plans and substantially all of the International Plans have accumulated benefit obligations in excess of plan assets as of December 31, 2016.  All of the Company’s Plans had accumulated benefit obligations in excess of plan assets as of December 31, 2015.

The following is a summary of the components of net pension expense for the Company’s defined benefit plans for the years ended December 31, 2016, 2015 and 2014:

	U.S. Plans			International Plans			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net pension expense:
Service cost	$6.2	$6.5	$5.1	$2.8	$2.8	$3.1	$9.0	$9.3	$8.2
Interest cost	15.4	17.4	17.3	5.5	5.4	6.8	20.9	22.8	24.1
Expected return on plan assets	(26.2)	(25.9)	(24.8)	(3.9)	(3.2)	(3.7)	(30.1)	(29.1)	(28.5)
Amortization of prior service cost	2.4	2.3	2.7	—	—	—	2.4	2.3	2.7
Amortization of actuarial losses	18.6	21.5	13.3	3.4	4.2	2.6	22.0	25.7	15.9
Net pension expense	$16.4	$21.8	$13.6	$7.8	$9.2	$8.8	$24.2	$31.0	$22.4

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.11%	3.75%	4.60%	2.96%	2.91%	4.09%
Expected long-term return on assets	7.75%	8.00%	8.00%	4.29%	5.47%	5.99%
Rate of compensation increase	3.00%	3.00%	3.00%	1.61%	1.45%	1.48%

The pension expense for the Plans is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including mortality projections as well as a weighted average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the respective Plans’ assets which are detailed in the table above.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The weighted average discount rate for the U.S. Plans on this basis was 3.93% and 4.11% at December 31, 2016 and 2015, respectively.  The decrease in the discount rate for the U.S. Plans resulted in an increase in the benefit obligation of approximately $10.7 at December 31, 2016.  The weighted average discount rate for the International Plans was 2.28% and 3.14% at December 31, 2016 and 2015, respectively.  The decrease in the discount rate for the International Plans did not have a material impact on the benefit obligation at December 31, 2016.  At December 31, 2015, the Company elected to further refine its approach for calculating its service and interest costs beginning in 2016 by applying a split discount rate approach under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations. The mortality assumptions used by the Company reflect commonly used mortality tables and improvement scales for each plan and increased life expectancies for plan participants.

The Company’s investment strategy for the Plans’ assets is to achieve a rate of return on plan assets equal to or greater than the average for the respective investment classification through prudent allocation and periodic rebalancing between fixed income and equity instruments. The current investment policy includes a strategy to maintain an adequate level of diversification, subject to portfolio risks.  The target allocations for the U.S. Plans are generally 60% equity and 40% fixed income.  Short-term strategic ranges for investments are established within these long term target percentages.  The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks.  As of December 31, 2016, there were no significant concentrations of risks in the Company’s defined benefit plan assets.  The Company does not invest nor instruct investment managers to invest pension assets in Amphenol securities.  The Plans may indirectly hold the Company’s securities as a result of external investment management in certain commingled funds.  Such holdings would not be material relative to the Plans’ total assets.  The Company’s International Plans primarily invest in equity and debt securities and insurance contracts, as determined by each Plans’ Trustees or investment managers.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as consideration of long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical twenty-year compounded return of approximately 8.5%, which has been in excess of these broad equity and bond benchmark indices. As described above, the expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of approximately 60% with equity managers (with an expected long-term rate of return of approximately 8.5%) and 40% with fixed income managers (with an expected long-term rate of return of approximately

6.0%). The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate.

The Company’s Plan assets, the vast majority of which relate to the U.S. Plans, are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The process requires judgment and may have an effect on the placement of the Plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension Plans’ assets at December 31, 2016 and 2015 by asset category are as follows (refer to Note 3 for definitions of Level 1, 2 and 3 inputs):

					Assets
					Measured at
					Net Asset
Asset Category	Total	Level 1	Level 2	Level 3	Value (a)

December 31, 2016
Equity securities:
U.S. equities — large cap	$118.8	$88.7	$30.1	$—	$—
U.S. equities — small/mid cap and other	25.8	—	25.8	—	—
International equities — growth	46.5	46.5	—	—	—
International equities — other	60.6	7.0	33.9	—	19.7

Alternative investment funds	12.6	—	—	—	12.6

Fixed income securities:
U.S. fixed income securities — short term	6.0	—	—	—	6.0
U.S. fixed income securities — intermediate term	58.4	58.4	—	—	—
U.S. fixed income securities — high yield	22.2	—	22.2	—	—
International fixed income securities — other	43.0	—	43.0	—	—

Insurance contracts	34.0	—	—	34.0	—

Cash and cash equivalents	12.0	12.0	—	—	—

Total	$439.9	$212.6	$155.0	$34.0	$38.3

December 31, 2015
Equity securities:
U.S. equities — large cap	$108.2	$82.3	$25.9	$—	$—
U.S. equities — small/mid cap and other	22.7	—	22.7	—	—
International equities — growth	46.0	46.0	—	—	—
International equities — other	52.3	6.9	45.4	—	—

Alternative investment funds	31.5	—	—	—	31.5

Fixed income securities:
U.S. fixed income securities — intermediate term	58.7	58.7	—	—	—
U.S. fixed income securities — high yield	18.9	—	18.9	—	—
International fixed income securities — other	37.2	—	37.2	—	—

Cash and cash equivalents	16.7	16.7	—	—	—

Total	$392.2	$210.6	$150.1	$—	$31.5

(a)

As a result of the adoption of ASU 2015-07, certain investments measured at fair value using the net asset value (NAV) practical expedient have been removed from the fair value hierarchy but included in the table above in order to permit the reconciliation of the fair value hierarchy to total plan assets.

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

Fixed income securities consist primarily of government securities and corporate bonds.  They are valued at the closing price in the active market or at quotes obtained from brokers/dealers or pricing services.  Certain fixed income securities held within commingled funds are valued at NAV as determined by the custodian of the funds based on the fair value of the underlying net assets of the funds.

The Level 3 pension plan assets as of December 31, 2016 included in the table above consist primarily of contracts with insurance companies related to certain international plans.  The insurance contracts generally include guarantees in accordance with the policy purchased.  Our valuation of Level 3 assets is based on insurance company or third-party actuarial valuations, representing an estimation of the surrender or market values of the insurance contract between the Company and the insurance companies.  The Company did not have any such Level 3 pension plan assets as of December 31, 2015.  The following table sets forth a summary of changes of the fair value of the Level 3 pension plan assets for the year ended December 31, 2016:

2016
Balance on January 1	$—
Additions due to acquisition	34.3
Unrealized gains (losses), net	2.7
Purchases, sales and settlements, net	(0.9)
Foreign currency translation	(2.1)
Balance on December 31	$34.0

The amounts, before tax, included in Accumulated other comprehensive loss at December 31, 2016 and 2015 that have not yet been recognized as expense were as follows:

	U.S.		International
	Plans		Plans		Total
	2016	2015	2016	2015	2016	2015
Net loss	$194.7	$195.9	$71.0	$60.5	$265.7	$256.4
Net prior service cost	10.5	9.0	—	—	10.5	9.0
Net transition asset	—	—	—	(0.1)	—	(0.1)

The estimated net loss and prior service cost for the Plans above that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $22.9 and $2.7, respectively.

The Company made cash contributions to the Plans of $26.2, $24.1, and $23.8 in 2016, 2015, and 2014, respectively, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2017 of approximately $25.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

	U.S.	International
	Plans	Plans	Total
2017	$23.9	$6.7	$30.6
2018	24.9	6.8	31.7
2019	26.0	6.4	32.4
2020	27.1	6.6	33.7
2021	28.1	8.3	36.4
2022-2026	151.9	45.9	197.8

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

Other Postretirement Benefit Plans

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees in the U.S. through postretirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company.  Summary information on the Company’s OPEB plans as of December 31, 2016 and 2015 is as follows:

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$13.2	$12.2
Service cost	—	0.1
Interest cost	0.4	0.4
Benefits paid	(0.9)	(1.2)
Actuarial loss	0.9	1.7
Benefit obligation at end of year	$13.6	$13.2

Amounts recognized on the balance sheet as of December 31:
Other accrued expenses	$1.2	$1.1
Accrued pension and postretirement benefit obligations	12.4	12.1
Unfunded status at end of year	$13.6	$13.2
Accumulated other comprehensive loss, net	(3.6)	(3.5)

Weighted average assumptions used to determine projected benefit obligations:
Discount rate	3.65%	3.71%

The accumulated benefit obligation for the Company’s OPEB plans was equal to its projected benefit obligation at December 31, 2016 and 2015.

	2016	2015	2014
Components of net postretirement benefit expense:
Service cost	$—	$0.1	$0.1
Interest cost	0.4	0.4	0.5
Amortization of actuarial losses	0.7	0.3	0.4
Net postretirement benefit expense	$1.1	$0.8	$1.0

Weighted average assumptions used to determine net postretirement benefit expense:
Discount rate	3.71%	3.50%	4.15%

The health care cost trend rate, which represents the annual rate of covered benefit cost increases assumed for next year, was 8.25% and 8.50% as of December 31, 2016 and 2015, respectively, and is expected to gradually decrease to a rate of 4.75% by calendar year 2024.  A one percentage point change in the assumed health care cost trend rate would not result in a material impact on either the postretirement benefit obligation or the postretirement benefit expense.

As of December 31, 2016, the amounts before tax for unrecognized net loss, net prior service cost and net transition obligation included in Accumulated other comprehensive loss related to OPEB plans that have not yet been recognized as expense are $5.7, nil and nil, respectively.  As of December 31, 2015, the amounts before tax for unrecognized net loss, net prior service cost and net transition obligation in Accumulated other comprehensive loss related to OPEB plans that have not yet been recognized as expense were $5.5, nil and nil, respectively.  The estimated amounts before tax for net loss, prior service cost and net transition obligation for the OPEB plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $0.7, nil and nil, respectively.

Benefit payments for the OPEB plan, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate are expected to be between $1.2 and $1.4 per year for the next ten years.

Defined Contribution Plans

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions to the U.S. defined contribution plans of approximately $5.0, $4.2 and $3.8 in 2016, 2015 and 2014, respectively.

Note 8—Leases

At December 31, 2016, the Company was committed under operating leases for buildings, office space, automobiles and equipment, which expire at various dates.  Total rent expense under operating leases for the years 2016, 2015 and 2014 were approximately $50.5, $41.0 and $38.9, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2017	$42.4
2018	31.7
2019	22.2
2020	12.1
2021	8.4
Beyond 2021	12.4
Total minimum obligation	$129.2

Note 9—Acquisitions

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

The accompanying Consolidated Statements of Income include the results of FCI for the period from the acquisition date through December 31, 2016. Excluding the impact of acquisitions as well as the negative impact of foreign exchange of approximately $61.3 for the year ended December 31, 2016, compared to the prior year, the Company’s net sales increased approximately 2% in the year ended December 31, 2016, compared to the prior year.

Allocation of Purchase Price

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed of FCI based upon their estimated fair values.  The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with anticipated cost savings and efficiencies associated with the integration of FCI and other intangible assets acquired that do not qualify for separate recognition.  The Company has completed its analysis of the fair value of the net assets acquired through the use of independent valuations and management’s estimates.  The following table summarizes the assessment of the estimated fair values of the identifiable assets acquired and liabilities assumed, net of cash acquired, as of the date of acquisition of January 8, 2016.

Accounts receivable	$97.1
Inventories	64.2
Other current assets	13.4
Land and depreciable assets	78.8
Goodwill	943.5
Intangible assets	252.0
Other long-term assets	13.2
Assets acquired	1,462.2

Accounts payable	61.6
Other current liabilities	61.3
Accrued pension and postretirement benefit obligations	14.7
Other long-term liabilities	146.0
Liabilities assumed	283.6

Net assets acquired	$1,178.6

Of the $252.0 of acquired intangible assets, $133.8 was assigned to indefinite-lived trade names which are not subject to amortization.  The remaining $118.2 of finite-lived acquired intangible assets is comprised of $53.2, $57.0 and $8.0 assigned to proprietary technology, customer relationships and backlog, respectively, all of which are subject to amortization. The finite-lived acquired intangible assets have a total weighted average useful life of approximately 10 years.  The proprietary technology, customer relationships and backlog have a weighted average useful life of 9 years, 12 years and 0.25 years, respectively. These finite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows.  The entire amount of goodwill was assigned to the Interconnect Products and Assemblies segment, of which approximately $95.4 is expected to be deductible for tax purposes.

Pro Forma Financial Information

The following table summarizes the unaudited pro forma combined financial information assuming that the FCI acquisition had occurred on January 1, 2015, and its results had been included in our financial results for all of 2016 and 2015.  The pro forma combined amounts are based upon available information and reflect a reasonable estimate of the effects of the FCI acquisition for the periods presented on the basis set forth herein.  The following unaudited pro forma combined financial information is presented for informational purposes only and does not purport to represent what the financial position or results of operations would have been had the FCI acquisition in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	Year ended December 31,
Pro forma:	2016	2015
Net sales	$6,296.1	$6,137.3
Net income attributable to Amphenol Corporation	856.2	799.3
Net income per common share - Diluted	2.72	2.53

The unaudited pro forma Net income attributable to Amphenol Corporation has been calculated using actual historical information and is adjusted for certain pro forma adjustments based on the assumption that the FCI acquisition and the application of fair value adjustments to intangible assets occurred on January 1, 2015.  For the year ended

December 31, 2016, the pro forma financial information excluded acquisition-related expenses, net of tax, of $33.1, which are included in the reported results, but excluded from the pro forma amounts above due to their nonrecurring nature.  For the year ended December 31, 2015, the pro forma financial information reflects the following adjustments, net of tax: (a) acquisition-related expenses of $5.7, which were included in the reported results, but excluded from the pro forma amounts above due to their nonrecurring nature, (b) amortization expense related to the acquired intangible assets of $8.8 that was not reflected in the historical results, but has been included in the pro forma amounts, (c) interest income of approximately $11.6 earned on the cash, cash equivalents and short-term investments used to fund the FCI acquisition that was included in the historical results, but excluded from the pro forma amounts, and (d) other income of $4.8 that was included in the historical results of FCI, but excluded from the pro forma amounts due to their nonrecurring nature.

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

Acquisition-related Expenses

During the year ended December 31, 2016, the Company incurred approximately $30.3 ($27.3 after-tax) of acquisition-related expenses related to the acquisition of FCI in the first quarter of 2016, primarily related to external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges; and approximately $6.3 ($5.8 after-tax) of acquisition-related transaction expenses incurred in the third quarter of 2016.  During the year ended December 31, 2015, the Company incurred approximately $5.7 (after-tax) of acquisition-related expenses related to professional fees and other external expenses primarily related to the FCI acquisition which was announced in the second quarter of 2015.  Such acquisition-related expenses are separately presented in the accompanying Consolidated Statements of Income.

Note 10—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2014	$2,493.0	$123.7	$2,616.7
Acquisition-related	155.9	—	155.9
Foreign currency translation	(79.7)	—	(79.7)
Goodwill at December 31, 2015	2,569.2	123.7	2,692.9
Acquisition-related	1,008.7	22.6	1,031.3
Foreign currency translation	(45.4)	—	(45.4)
Goodwill at December 31, 2016	$3,532.5	$146.3	$3,678.8

Other than goodwill noted above, as well as indefinite-lived trade name intangible assets of approximately $186.1 and $52.3 as of December 31, 2016 and 2015, the Company’s intangible assets are subject to amortization. A summary of the Company’s amortizable intangible assets as of December 31, 2016 and 2015 is as follows:

	2016			2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$381.1	$159.1	$222.0	$315.6	$122.6	$193.0
Proprietary technology	106.7	40.9	65.8	53.8	30.9	22.9
License agreements	6.0	6.0	—	6.0	6.0	—
Backlog and other	28.0	27.5	0.5	19.7	19.2	0.5
Total	$521.8	$233.5	$288.3	$395.1	$178.7	$216.4

Customer relationships, proprietary technology, license agreements and backlog and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 11 years, 8 years and 1 year, respectively, for an aggregate weighted average useful life of approximately 10 years at December 31, 2016.

Intangible assets are included in Intangibles, net and other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate amortization expense for the years ended December 31, 2016, 2015 and 2014 was approximately $54.6, $34.7 and $36.6, respectively.  The 2016 and 2014 amortization expense includes $8.0 and $9.8, respectively, related to the amortization of acquired backlogs.  Amortization expense estimated for each of the next five fiscal years is approximately $47.5 in 2017, $43.4 in 2018, $39.1 in 2019, $33.0 in 2020 and $28.1 in 2021.

Note 11—Reportable Business Segments and International Operations

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Company organizes its reportable business segments based upon similar economic characteristics and business groupings of products, services, and customers. These reportable business segments are determined based upon how the Company reviews its businesses, assesses operating performance and makes investing and resource allocation decisions.  The Interconnect Products and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.  The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-added products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.  The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 herein. The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

	Interconnect Products			Cable Products			Total Reportable
	and Assemblies			and Solutions			Business Segments
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net sales:
External	$5,922.3	$5,239.1	$4,992.6	$364.1	$329.6	$352.9	$6,286.4	$5,568.7	$5,345.5
Intersegment	6.9	7.2	6.6	30.0	21.6	18.0	36.9	28.8	24.6
Depreciation and amortization	206.8	162.3	160.0	4.9	3.0	3.4	211.7	165.3	163.4
Segment operating income	1,280.3	1,158.3	1,088.0	52.8	40.3	43.7	1,333.1	1,198.6	1,131.7
Segment assets (excluding goodwill)	4,587.5	4,580.4	4,161.7	197.1	163.5	173.4	4,784.6	4,743.9	4,335.1
Purchases of land and depreciable assets	186.2	167.1	203.1	4.0	4.5	4.8	190.2	171.6	207.9

Reconciliation of segment operating income to consolidated income before income taxes:

	2016	2015	2014
Segment operating income	$1,333.1	$1,198.6	$1,131.7
Interest expense	(72.6)	(68.3)	(80.4)
Other income, net	8.5	16.4	18.3
Stock-based compensation expense	(47.6)	(44.2)	(41.4)
Acquisition-related expenses	(36.6)	(5.7)	(14.1)
Other operating expenses	(43.7)	(44.0)	(41.6)
Income before income taxes	$1,141.1	$1,052.8	$972.5

Reconciliation of segment assets to consolidated total assets:

	2016	2015
Segment assets, excluding goodwill	$4,784.6	$4,743.9
Goodwill	3,678.8	2,692.9
Other assets	35.3	21.6
Consolidated total assets	$8,498.7	$7,458.4

Net sales by geographic area for the years ended December 31, 2016, 2015 and 2014 and land and depreciable assets, net by geographic area as of December 31 were as follows:

	2016	2015	2014
Net sales
United States	$1,740.7	$1,696.3	$1,673.5
China	1,865.6	1,675.5	1,440.8
Other international locations	2,680.1	2,196.9	2,231.2
Total	$6,286.4	$5,568.7	$5,345.5

Land and depreciable assets, net
United States	$209.2	$214.4	$214.8
China	200.1	151.4	149.2
Other international locations	302.1	243.7	226.7
Total	$711.4	$609.5	$590.7

Net sales by geographic area are based on the customer location to which the product is shipped.  No single customer represented 10% or more of the Company’s net sales for the years ended December 31, 2016 and 2014.  During the year ended December 31, 2015, aggregate sales to the Company’s largest customer, including sales of products to EMS companies and subcontractors that the Company believes are manufacturing products on their behalf, represented approximately 11% of the Company’s net sales, all of which are included within the Interconnect Products and Assemblies segment.  It is impracticable to disclose net sales by product or group of products.

Note 12—Other Income, net

The components of Other income, net are set forth below:

	Year Ended December 31,
	2016	2015	2014
Agency and commitment fees	$(3.0)	$(2.0)	$(1.9)
Interest income	11.5	18.4	20.2
	$8.5	$16.4	$18.3

Note 13—Commitments and Contingencies

The Company has been named as a defendant in several legal actions arising from normal business activities.  The Company records a loss contingency liability when a loss is considered probable and the amount can be reasonably estimated.  Although the potential liability with respect to such legal actions cannot be reasonably estimated, such matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s legal costs associated with defending itself are recorded to expense as incurred.

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

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2016, the Company had purchase commitments of $219.9 in 2017, $35.0 in 2018 and 2019, combined, and $0.6 beyond 2019.

Note 14—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
2016
Net sales	$1,451.2		$1,548.2		$1,635.9		$1,651.1
Gross profit	459.2		497.3		537.3		546.1
Operating income	239.4	(1)	300.3		326.3	(2)	339.1
Net income	158.4	(1)	208.7		227.1	(2)	238.3
Net income attributable to Amphenol Corporation	156.6	(1)	206.5		224.3	(2)	235.4

Net income per common share—Basic	0.51	(1)	0.67		0.73	(2)	0.76
Net income per common share—Diluted	0.50	(1)	0.65		0.71	(2)	0.75

2015
Net sales	$1,327.1		$1,351.5		$1,459.6		$1,430.5
Gross profit	424.6		432.5		464.0		458.5
Operating income	260.2		260.7	(3)	294.8		289.0
Net income	181.8		180.6	(3)	207.3		202.6
Net income attributable to Amphenol Corporation	179.8		179.0	(3)	204.5		200.1

Net income per common share—Basic	0.58		0.58	(3)	0.66		0.65
Net income per common share—Diluted	0.57		0.56	(3)	0.65		0.63

(1)

Operating income, net income and net income per common share includes acquisition-related expenses primarily related to the acquisition of FCI which closed in January 2016.  These acquisition-related expenses had the effect of decreasing Operating income, Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $30.3, $27.3, $27.3 and $0.09 per share, respectively, for the three months ended March 31, 2016.

(2)

Operating income, net income and net income per common share includes acquisition-related expenses.  These acquisition-related expenses had the effect of decreasing Operating income, Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $6.3, $5.8, $5.8 and $0.02 per share, respectively, for the three months ended September 30, 2016.

(3)

Operating income, net income and net income per common share includes acquisition-related expenses primarily relating to the FCI acquisition which was announced in the second quarter of 2015.  These acquisition-related expenses had the effect of decreasing Operating income, Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $5.7, $5.7, $5.7 and $0.02 per share, respectively, for the three months ended June 30, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016.  These controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016 the Company’s disclosure controls and procedures were effective.  There has been no change in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”), pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework (2013).  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2016 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte & Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

The Company has entered into indemnification agreements in the form set forth in Exhibit 10.27 to this Form 10-K with all of its directors and executive officers and intends to enter into indemnification agreements with future directors and executive officers of the Company.  The indemnification agreements provide for indemnification to the fullest extent permitted by law and for advancement of expenses.

PART III

The Company intends to file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act within 120 days following the end of the fiscal year ended December 31, 2016, and certain information included therein is incorporated herein by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Registrant is incorporated herein by reference to the Proxy Statement.

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Executive Officers of the Registrant is incorporated herein by reference to the Proxy Statement.

Information regarding the Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.amphenol.com.  The Company will post all amendments to its Code of Business Conduct and Ethics on its website.  In addition, a current copy may be requested by writing to the Company’s World Headquarters at:

358 Hall Avenue

P.O. Box 5030

Wallingford, CT 06492

Attention: Investor Relations

Item 11.  Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated herein by reference to the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated herein by reference to the Proxy Statement.

For information required under Item 201(d) of Regulation S-K, refer to Item 5 of this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 13 is incorporated herein by reference to the Proxy Statement.

Item 14.  Principal Accounting Fees and Services

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 14 is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

(a)(3) Listing of Exhibits

Refer to the Index of Exhibits immediately following the signature page of this annual report on Form 10-K.

Item 16.  Form 10-K Summary

Not applicable.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2016, 2015 and 2014

(Dollars in millions)

	Balance at	Charged to		Balance at
	beginning	cost and	Additions	end of
	of period	expenses	(Deductions)	period
Receivable reserves:
Year ended 2016	$25.6	$6.0	$(8.0)	$23.6
Year ended 2015	20.2	3.7	1.7	25.6
Year ended 2014	12.0	9.7	(1.5)	20.2

Valuation allowance on deferred tax assets:
Year ended 2016	$18.5	$4.8	$13.9	$37.2
Year ended 2015	15.5	3.0	—	18.5
Year ended 2014	19.4	(3.9)	—	15.5

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 17th day of February, 2017.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ R. Adam Norwitt	President and Chief Executive Officer	February 17, 2017
R. Adam Norwitt	(Principal Executive Officer)

/s/ Craig A. Lampo	Senior Vice President and Chief Financial Officer	February 17, 2017
Craig A. Lampo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 17, 2017
Martin H. Loeffler

/s/ Ronald P. Badie	Director	February 17, 2017
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 17, 2017
Stanley L. Clark

/s/ David P. Falck	Director	February 17, 2017
David P. Falck

/s/ Edward G. Jepsen	Director	February 17, 2017
Edward G. Jepsen

/s/ Randall D. Ledford	Director	February 17, 2017
Randall D. Ledford

/s/ John R. Lord	Director	February 17, 2017
John R. Lord

/s/ Diana G. Reardon	Director	February 17, 2017
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

10.1	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.2	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.3	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K on May 23, 2014).*
10.4	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.5	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.6	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016 (filed as Exhibit 10.6 to the December 31, 2016 10-K).**
10.7

First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated November 10, 2016 (filed as Exhibit 10.7 to the December 31, 2016 10-K).**

10.8	Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 1, 2016 (filed as Exhibit 10.8 to the December 31, 2016 10-K).**
10.9

Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 13, 2016 (filed as Exhibit 10.9 to the December 31, 2016 10-K).**

10.10	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.11	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.12	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.13	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.14	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*

10.15	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.16	2017 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.16 to the December 31, 2016 10-K).**
10.17	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K on May 23, 2014).*
10.18

Credit Agreement, dated as of March 1, 2016, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on March 2, 2016).*

10.19	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.20	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011 (filed as Exhibit 10.32 to the December 31, 2011 10-K).*
10.21

First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012 (filed as Exhibit 10.36 to the June 30, 2012 10-Q).*

10.22

Second Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated April 10, 2012 (filed as Exhibit 10.37 to the June 30, 2012 10-Q).*

10.23

Third Amendment to The Amphenol Corporation Profit Sharing/401(K) Plan Adoption Agreement as amended and restated effective October 1, 2013, dated September 20, 2013 (filed as Exhibit 10.40 to the December 31, 2013 10-K)*

10.24	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.25	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
10.26

Commercial paper program form of Dealer Agreement dated as of August 29, 2014 between the Company, Citibank Global Markets and JP Morgan Securities LLC (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2014).*

10.27	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 10-K).**
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*         Incorporated herein by reference as stated.

**       Filed herewith.