Form 10-Q
period 2017-03-31
AMPHENOL CORP /DE/
filed 2017-05-04
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10879

AMPHENOL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2785165
(State of Incorporation)	(IRS Employer Identification No.)

358 Hall Avenue

Wallingford, Connecticut 06492

(Address of principal executive offices) (Zip Code)

203-265-8900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 28, 2017, the total number of shares outstanding of the registrant’s Class A Common Stock was 305,615,575.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,242.9	$1,034.6
Short-term investments	36.8	138.6
Total cash, cash equivalents and short-term investments	1,279.7	1,173.2
Accounts receivable, less allowance for doubtful accounts of $19.2 and $23.6, respectively	1,318.3	1,349.3
Inventories	962.3	928.9
Other current assets	162.1	139.8
Total current assets	3,722.4	3,591.2

Property, plant and equipment, less accumulated depreciation of $1,052.0 and $1,007.2, respectively	726.9	711.4
Goodwill	3,748.7	3,678.8
Intangibles, net and other long-term assets	509.4	517.3

	$8,707.4	$8,498.7

Liabilities & Equity
Current Liabilities:
Accounts payable	$682.4	$678.2
Accrued salaries, wages and employee benefits	123.2	131.8
Accrued income taxes	117.7	125.1
Accrued dividends	48.9	49.3
Other accrued expenses	236.0	275.6
Current portion of long-term debt	375.1	375.2
Total current liabilities	1,583.3	1,635.2

Long-term debt, less current portion	2,862.1	2,635.5
Accrued pension and postretirement benefit obligations	288.8	288.4
Other long-term liabilities	222.1	216.5

Equity:
Common stock	0.3	0.3
Additional paid-in capital	1,056.7	1,020.9
Retained earnings	3,049.5	3,122.7
Accumulated other comprehensive loss	(402.3)	(469.0)
Total shareholders’ equity attributable to Amphenol Corporation	3,704.2	3,674.9

Noncontrolling interests	46.9	48.2
Total equity	3,751.1	3,723.1

	$8,707.4	$8,498.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$1,560.1	$1,451.2
Cost of sales	1,044.2	992.0
Gross profit	515.9	459.2
Acquisition-related expenses	—	30.3
Selling, general and administrative expenses	201.8	189.5
Operating income	314.1	239.4

Interest expense	(19.3)	(18.1)
Other income, net	3.6	1.0
Income before income taxes	298.4	222.3
Provision for income taxes	(71.1)	(63.9)
Net income	227.3	158.4
Less: Net income attributable to noncontrolling interests	(2.4)	(1.8)

Net income attributable to Amphenol Corporation	$224.9	$156.6

Net income per common share — Basic	$0.73	$0.51

Weighted average common shares outstanding — Basic	306.6	307.6

Net income per common share — Diluted	$0.71	$0.50

Weighted average common shares outstanding — Diluted	316.4	314.2

Dividends declared per common share	$0.16	$0.14

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended
	March 31,
	2017	2016

Net income	$227.3	$158.4
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	62.9	46.1
Unrealized gain on cash flow hedges	0.1	2.3
Defined benefit plan adjustment, net of tax of ($2.2) and ($2.2), respectively	4.2	4.0
Total other comprehensive income, net of tax	67.2	52.4

Total comprehensive income	294.5	210.8

Less: Comprehensive income attributable to noncontrolling interests	(2.9)	(2.1)

Comprehensive income attributable to Amphenol Corporation	$291.6	$208.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2017	2016
Cash from operating activities:
Net income	$227.3	$158.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54.1	61.9
Stock-based compensation expense	12.1	11.6
Excess tax benefits from stock-based compensation payment arrangements	—	(4.2)
Net change in components of working capital	(66.8)	(45.9)
Net change in other long-term assets and liabilities	11.1	12.4

Net cash provided by operating activities	237.8	194.2

Cash from investing activities:
Capital expenditures	(48.7)	(41.0)
Proceeds from disposals of property, plant and equipment	0.3	2.7
Purchases of short-term investments	(18.2)	(16.1)
Sales and maturities of short-term investments	122.1	13.1
Acquisitions, net of cash acquired	(46.6)	(1,185.8)

Net cash provided by (used in) investing activities	8.9	(1,227.1)

Cash from financing activities:
Borrowings under commercial paper program, net	225.3	50.8
Payment of costs related to debt financing	—	(3.0)
Proceeds from exercise of stock options	23.7	14.6
Excess tax benefits from stock-based compensation payment arrangements	—	4.2
Distributions to shareholders of noncontrolling interests	(4.2)	(4.0)
Purchase and retirement of treasury stock	(249.2)	(49.2)
Dividend payments	(49.3)	(43.2)

Net cash used in financing activities	(53.7)	(29.8)

Effect of exchange rate changes on cash and cash equivalents	15.3	12.5

Net change in cash and cash equivalents	208.3	(1,050.2)
Cash and cash equivalents balance, beginning of period	1,034.6	1,737.2

Cash and cash equivalents balance, end of period	$1,242.9	$687.0

Cash paid for:
Interest	$32.4	$31.2
Income taxes	77.4	47.6

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in millions, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income, and condensed consolidated statements of cash flow for the three months ended March 31, 2017 and 2016 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol”, the “Company”, “we”, “our”, or “us”).  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”).

Note 2—New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract(s), (3) determine the transaction price(s), (4) allocate the transaction price(s) to the performance obligations in the contract(s), and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of FASB’s revenue standard under ASU 2014-09 by one year for all entities and permits early adoption on a limited basis.  As a result of ASU 2015-14, the guidance under ASU 2014-09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  Since 2014, the FASB has issued various related updates including, but not limited to, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations, and ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements.  The Company has developed an implementation plan, involving teams across its organization to review and implement the requirements of ASU 2014-09.  We are reviewing our contracts and the related revenue streams and expect to complete our assessment in the second half of 2017.  While we continue to review and evaluate this guidance and its impact on our consolidated financial statements, we currently expect many of our businesses to continue recognizing revenue on a “point-in-time” basis, while certain businesses with more customized products may require “over time” revenue recognition under the new standard.  We are also in the process of reviewing our current systems, internal controls and processes, and evaluating any necessary changes to support the implementation of this new standard, which we expect to implement by the end of 2017.  As permitted under the standard, the Company plans to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach and to recognize the cumulative effect of existing contracts in the opening balance of retained earnings on the effective date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends, among other things, the existing guidance by requiring lessees to recognize lease assets (right-to-use) and liabilities (for reasonably certain lease payments) arising from operating leases on the balance sheet.  For leases with a term of twelve months or less, ASU 2016-02 permits an entity to make an accounting policy election to recognize such leases as lease expense, generally on a straight-line basis over the lease term.  ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted.  The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09,  Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies certain provisions associated with the accounting for stock compensation. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  In the first quarter of 2017, the Company adopted ASU 2016-09, which requires any excess tax benefits and tax deficiencies to be recorded as a discrete income tax item in the statement of income in the period in which they occur.  For the three months ended March 31, 2017, this change resulted in the recognition of a tax benefit within the provision for income taxes.  Under previous accounting guidance, this cash tax benefit would have been recorded directly to equity.  Since this provision of the standard must be applied prospectively, there was no impact to prior periods.  As of January 1, 2017, the Company did not have any unrecognized excess tax benefits in which the related tax deduction did not reduce income taxes payable and therefore, there was no cumulative-effect adjustment to beginning retained earnings.  The ASU also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities in the statement of cash flows, but rather requires such excess tax benefits and deficiencies to be classified within operating activities, consistent with other cash flows related to income taxes.  The Company adopted this provision prospectively, and the prior period in the statements of cash flow has not been adjusted.  As permitted, the Company elected to continue its existing accounting practice of estimating forfeitures when recognizing stock-based compensation expense.  Other provisions of this standard did not and are not expected to have a material impact on our consolidated financial statements.  The impact of this guidance on our consolidated financial statements could result in significant fluctuations in our effective tax rate in the future, since tax expense will be impacted by the timing and intrinsic value of future stock-based compensation award exercises.  Refer to Note 6 and Note 15 for further discussion on the impact of this standard.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring employers to provide more details about the components of costs related to retirement benefits.  Specifically, ASU 2017-07 requires employers to report the service costs for providing pensions to employees in the same line item as other employee compensation costs, while the other pension-related costs such as interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets, should be reported separately and outside of the subtotal of operating income.  ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted only if adopted in the first quarter of the Company’s fiscal year.  The Company is currently evaluating ASU 2017-07 and its impact on its consolidated financial statements.  The Company will adopt this new standard in the first quarter of 2018.

Note 3—Inventories

Inventories consist of:

	March 31,	December 31,
	2017	2016
Raw materials and supplies	$335.7	$319.8
Work in process	330.4	313.4
Finished goods	296.2	295.7
	$962.3	$928.9

Note 4—Reportable Business Segments

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Company organizes its reportable business segments based upon similar economic characteristics and business groupings of products, services and customers.  These reportable business segments are determined based upon how the Company reviews its businesses, assesses operating performance and makes investing and resource allocation decisions.  The Interconnect Product and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.  The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-add products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.  The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 of the notes to the consolidated financial statements in the Company’s 2016 Annual Report.  The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

The segment results for the three months ended March 31, 2017 and 2016 are as follows:

	Interconnect Products		Cable Products		Total Reportable
	and Assemblies		and Solutions		Business Segments
Three Months Ended March 31:	2017	2016	2017	2016	2017	2016
Net sales:
External	$1,463.5	$1,367.8	$96.6	$83.4	$1,560.1	$1,451.2
Intersegment	2.3	1.6	10.2	6.3	12.5	7.9
Segment operating income	323.9	281.2	13.7	11.1	337.6	292.3

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2017 and 2016 is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Segment operating income	$337.6	$292.3
Interest expense	(19.3)	(18.1)
Other income, net	3.6	1.0
Stock-based compensation expense	(12.1)	(11.6)
Acquisition-related expenses	—	(30.3)
Other operating expenses	(11.4)	(11.0)
Income before income taxes	$298.4	$222.3

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the three months ended March 31, 2017 is as follows:

	Amphenol Corporation Shareholders
					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2016	308.3	$0.3	$1,020.9	$3,122.7	$(469.0)	$—	$48.2	$3,723.1
Net income				224.9			2.4	227.3
Other comprehensive income (loss)					66.7		0.5	67.2
Distributions to shareholders of noncontrolling interests							(4.2)	(4.2)
Purchase of treasury stock						(249.2)		(249.2)
Retirement of treasury stock	(3.7)			(249.2)		249.2		—
Stock options exercised	0.8		23.7					23.7
Dividends declared				(48.9)				(48.9)
Stock-based compensation expense			12.1					12.1
Balance as of March 31, 2017	305.4	$0.3	$1,056.7	$3,049.5	$(402.3)	$—	$46.9	$3,751.1

A rollforward of consolidated changes in equity for the three months ended March 31, 2016 is as follows:

	Amphenol Corporation Shareholders
					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2015	308.0	$0.3	$783.3	$2,804.4	$(349.5)	$—	$39.9	$3,278.4
Net income				156.6			1.8	158.4
Other comprehensive income (loss)					52.1		0.3	52.4
Distributions to shareholders of noncontrolling interests							(4.0)	(4.0)
Purchase of treasury stock						(49.2)		(49.2)
Retirement of treasury stock	(1.0)			(49.2)		49.2		—
Stock options exercised, including tax benefit	0.7		19.6					19.6
Dividends declared				(43.0)				(43.0)
Stock-based compensation expense			11.6					11.6
Balance as of March 31, 2016	307.7	$0.3	$814.5	$2,868.8	$(297.4)	$—	$38.0	$3,424.2

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(dollars and shares in millions, except per share data)	2017	2016
Net income attributable to Amphenol Corporation shareholders	$224.9	$156.6
Basic weighted average common shares outstanding	306.6	307.6
Effect of dilutive stock options	9.8	6.6
Diluted weighted average common shares outstanding	316.4	314.2
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.73	$0.51
Diluted	$0.71	$0.50

Excluded from the computations above were anti-dilutive common shares of nil and 11.0 million for the three months ended March 31, 2017 and 2016, respectively.

The adoption of ASU 2016-09 in 2017, discussed in Note 2 herein, requires that excess tax benefits and tax deficiencies be excluded from the assumed proceeds available in calculating the dilutive effect of stock options under the treasury stock method.  As required, the Company adopted this provision of the new standard prospectively, which had the effect of increasing the Company’s diluted weighted average common shares outstanding by approximately two million shares for the three months ended March 31, 2017.

Note 7—Commitments and Contingencies

The Company has been named as a defendant in several legal actions arising from normal business activities.  The Company records a loss contingency liability when a loss is considered probable and the amount can be reasonably estimated.  Although the potential liability with respect to certain of such legal actions cannot be reasonably estimated, none of such matters is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s legal costs associated with defending itself are recorded to expense as incurred.

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

Note 8—Stock-Based Compensation

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  For the three months ended March 31, 2017 and 2016, the Company’s income before income taxes was reduced for stock-based compensation expense of $12.1 and $11.6, respectively.  In addition, for the three months ended March 31, 2017 and 2016, the Company recognized income tax benefits associated with stock-based compensation of $11.0 and $2.8, respectively.  The income tax benefit during the three months ended March 31, 2017 includes the full cash tax benefit from option exercises in the quarter in accordance with the adoption of ASU 2016-09.  Under previous accounting guidance, a portion of this benefit would have been recorded directly to equity.  The expense incurred for stock-based compensation is included in Selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Income.

Stock Options

In 2009, the Company adopted the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and its Subsidiaries (the “2009 Employee Option Plan”).  The Company also continues to maintain the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2000 Employee Option Plan”).  No additional stock options can be granted under the 2000 Employee Option Plan.  The 2009 Employee Option Plan authorizes the granting of additional stock options by a committee of the Company’s Board of Directors. The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2009 Employee Option Plan, as amended, is 58,000,000 shares. As of March 31, 2017, there were 12,123,770 shares of Common Stock available for the granting of additional stock options under the 2009 Employee Option Plan. Options granted under the 2000 Employee Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant. Options granted under the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of March 31, 2017 there were 140,000 shares of Common Stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options were last granted under the 2004 Directors Option Plan in May 2011.  Options granted under the 2004 Directors Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three months ended March 31, 2017 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2017	32,266,391	$44.14	7.03	$744.1
Options granted	—
Options exercised	(834,925)
Options forfeited	(45,660)
Options outstanding at March 31, 2017	31,385,806	$44.54	6.85	$835.7
Vested and non-vested options expected to vest at March 31, 2017	29,778,073	$44.04	6.78	$807.9
Exercisable options at March 31, 2017	12,788,636	$33.31	5.20	$484.2

A summary of the status of the Company’s non-vested options as of March 31, 2017 and changes during the three months then ended is as follows:

		Weighted
		Average Fair
		Value at Grant
	Options	Date
Non-vested options at January 1, 2017	18,725,570	$7.99
Options granted	—	—
Options vested	(82,740)	8.17
Options forfeited	(45,660)	7.84
Non-vested options at March 31, 2017	18,597,170	$7.98

During the three months ended March 31, 2017 and 2016, the following activity occurred under the Company’s option plans:

	Three Months Ended
	March 31,
	2017	2016
Total intrinsic value of stock options exercised	$34.5	$20.7
Total fair value of stock options vested	0.7	0.4

As of March 31, 2017, the total compensation cost related to non-vested options not yet recognized was approximately $101.9 with a weighted average expected amortization period of 3.13 years.

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

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of March 31, 2017, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 137,069.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three months ended March 31, 2017 was as follows:

			Weighted
			Average Remaining
	Restricted	Fair Value at	Amortization Term
	Shares	Grant Date	(in years)
Restricted shares outstanding at January 1, 2017	16,905	$57.99	0.38
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2017	16,905	$57.99	0.13

As of March 31, 2017, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.1 with a weighted average expected amortization period of 0.13 years.

Note 9—Shareholders’ Equity

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the three months ended March 31, 2017, the Company repurchased 3.7 million shares of its common stock for $249.2.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of its common stock through April 28, 2017.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  In October 2016, the Board of Directors approved an increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016.  For the three months ended March 31, 2017, the Company paid dividends in the amount of $49.3 and declared dividends in the amount of $48.9.  For the three months ended March 31, 2016, the Company paid dividends in the amount of $43.2, and declared dividends in the amount of $43.0.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three months ended March 31, 2017 and 2016:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended March 31:	2017	2016	2017	2016
Service cost	$2.4	$2.3	$—	$—
Interest cost	5.0	5.7	0.1	0.1
Expected return on plan assets	(7.7)	(7.5)	—	—
Amortization of prior service cost	0.7	0.6	—	—
Amortization of net actuarial losses	5.7	6.3	0.2	0.2
Net pension expense	$6.1	$7.4	$0.3	$0.3

For the three months ended March 31, 2017, the Company did not make a cash contribution to the Plans, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2017 of approximately $25.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the three months ended March 31, 2017 and 2016, the total matching contributions to the U.S. defined contribution plans were approximately $1.7 and $1.2, respectively.

Note 11—Acquisitions

On January 8, 2016, the Company acquired all of the share capital of FCI Asia Pte Ltd (“FCI”) for a purchase price of approximately $1,178.6, net of cash acquired.  The acquisition was funded by cash, cash equivalents and short-term investments that were held outside of the United States.  The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed of FCI based upon their estimated fair values.  In the fourth quarter of 2016, the Company completed its analysis of the fair value of the net assets acquired through the use of independent valuations and management’s estimates, as noted in the Company’s 2016 Annual Report.

The Company is in the process of completing its analysis of the fair value of the assets acquired and liabilities assumed related to its other 2016 and first quarter of 2017 acquisitions and anticipates that the final assessment of values will not differ materially from the preliminary assessment.  These other acquisitions were not material to the Company either individually or in the aggregate.

Acquisition-related Expenses

During the three months ended March 31, 2016, the Company incurred approximately $30.3 ($27.3 after-tax) of acquisition-related expenses related to the acquisition of FCI, primarily related to external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges.  Such acquisition-related expenses are separately presented in the accompanying Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2016	$3,532.5	$146.3	$3,678.8
Acquisition-related	38.3	—	38.3
Foreign currency translation	31.6	—	31.6
Goodwill at March 31, 2017	$3,602.4	$146.3	$3,748.7

Other than goodwill noted above, as well as indefinite-lived trade name intangible assets of approximately $186.1 as of March 31, 2017 and December 31, 2016, the Company’s intangible assets are subject to amortization.  A summary of the Company’s amortizable intangible assets as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$383.2	$168.6	$214.6	$381.1	$159.1	$222.0
Proprietary technology	107.3	43.1	64.2	106.7	40.9	65.8
Backlog and other	34.0	33.5	0.5	34.0	33.5	0.5
Total	$524.5	$245.2	$279.3	$521.8	$233.5	$288.3

Customer relationships, proprietary technology, and backlog and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 11 years and 2 years, respectively, for an aggregate weighted average useful life of approximately 10 years at March 31, 2017.

Intangible assets are included in Intangibles, net and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended March 31, 2017 and 2016 was approximately $12.0 and $19.7, respectively.  Amortization expense for the three months ended March 31, 2016 included $8.0 related to the amortization of acquired backlog from the FCI acquisition.  As of March 31, 2017, amortization expense estimated for the remainder of 2017 is approximately $36.0 and for each of the next five fiscal years is approximately $43.9 in 2018, $39.8 in 2019, $34.1 in 2020, $29.4 in 2021 and $22.8 in 2022.

Note 13—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	March 31, 2017		December 31, 2016
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
Commercial Paper Program	1,247.1	1,247.1	1,018.9	1,018.9
1.55% Senior Notes due September 2017	374.9	375.1	374.9	375.4
2.55% Senior Notes due January 2019	749.6	757.5	749.5	758.3
3.125% Senior Notes due September 2021	374.8	381.8	374.8	380.4
4.00% Senior Notes due February 2022	499.4	528.0	499.4	523.7
Notes payable to foreign banks and other debt	2.8	2.8	5.5	5.5
Less deferred debt issuance costs	(11.4)	—	(12.3)	—
Total debt	3,237.2	3,292.3	3,010.7	3,062.2
Less current portion	375.1	375.3	375.2	375.7
Total long-term debt	$2,862.1	$2,917.0	$2,635.5	$2,686.5

Revolving Credit Facility

On March 1, 2016, the Company replaced its $1,500.0 unsecured credit facility with a new $2,000.0 unsecured credit facility (the “Revolving Credit Facility”).  The Revolving Credit Facility, which matures March 2021, increases the aggregate commitments by $500.0 and gives the Company the ability to borrow at a spread over LIBOR. The Company intends to utilize the Revolving Credit Facility for general corporate purposes.  At March 31, 2017, there were no borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2017, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Commercial Paper Program

The Company has a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements. Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par, and bears varying interest rates on a fixed or floating basis. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  Effective April 1, 2016, the maximum aggregate principal amount of the Commercial Paper outstanding under the Commercial Paper Program at any time was increased by $500.0 from $1,500.0 to $2,000.0.  The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Revolving Credit Facility. The carrying value of Commercial Paper borrowings approximated their fair value given that the Commercial Paper is actively traded.  As such, the Commercial Paper is classified as Level 1 in the fair value hierarchy (Note 14).  The average interest rate on the Commercial Paper as of March 31, 2017 was 1.21%.

Senior Notes

All of the Company’s outstanding senior notes, listed in the table above, are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the senior notes is payable semiannually. The Company may, at its option, redeem some or all of any series of senior notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium. The fair value of the senior notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 14).  The 1.55% Senior Notes are due in September 2017 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017.

On April 5, 2017, the Company issued $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 at 99.922% of face value (the “2020 Senior Notes”) and $350.0 principal amount of unsecured 3.20% Senior Notes due April 1, 2024 at 99.888% of face value (the “2024 Senior Notes” and, together with the 2020 Senior Notes, the “Notes”).  Interest on each of these series of Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2017.  The Company may, at its option, redeem some or all of the Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of the repurchase, and if redeemed prior to the date of maturity, a make-whole premium.  If the Company redeems some or all of the 2024 Senior Notes on or after February 1, 2024, the Company shall pay 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at March 31, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
March 31, 2017:
Short-term investments	$36.8	$36.8	$—	$—
Forward contracts	10.4	—	10.4	—
Total	$47.2	$36.8	$10.4	$—

December 31, 2016:
Short-term investments	$138.6	$138.6	$—	$—
Forward contracts	8.4	—	8.4	—
Total	$147.0	$138.6	$8.4	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amount recognized in Accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2017 and 2016 was not material.  The fair values of the forward contracts are recorded within Other current assets, Intangibles, net and other long-term assets, Other accrued expenses or Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 15—Income Taxes

The provision for income taxes for the first quarter of 2017 was at an effective tax rate of 23.8%, which included the effect of the adoption of ASU 2016-09.  The provision for income taxes for the first quarter of 2016 was at an effective tax rate of 28.7%.  The effective tax rate for the first quarter of 2016 included the effect of acquisition-related expenses incurred during such period, which had the impact of increasing the effective tax rate by 220 basis points.    The decrease in the effective tax rate in the first quarter of 2017 primarily resulted from both the adoption of ASU 2016-09 in 2017, as well as the effect of the acquisition-related expenses incurred in 2016.  The adoption of ASU 2016-09 was applied prospectively and therefore, there was no such impact to the provision for income taxes for the first quarter of 2016.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion.  With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2011 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable.  As of March 31, 2017, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $139.8, which is included in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation.  Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $11.3.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2017 has been derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included herein, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”.  For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meanings as these aforementioned non-GAAP financial measures.  Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including the non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

Safe Harbor Statement

This Form 10-Q contains certain statements that are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements.  Forward-looking statements may be identified through the use of terms such as “expect”, “may”, “will”, “should”, “intend”, “plan”, “guidance” and other similar expressions generally intended to identify forward-looking statements.  Forward-looking statements are based on our management’s current beliefs, expectations and assumptions and on information currently available to our management.  Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements.  Factors that might cause or contribute to a material difference include, but are not limited to, governmental, political, economic, end market, competitive, technological, acquisition-related, cybersecurity and foreign currency-related risk factors that may affect the Company’s operations, products, markets, customers and prices.  Details regarding various significant risks and uncertainties that may affect our operating and financial performance can be found in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and other Company filings with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to cause actual results to differ materially from those contained in any forward-looking statements we may make and affect our operating and financial performance.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Forward-looking statements set forth in this Form 10-Q speak only as of the date hereof and the Company does not undertake any obligation to revise or update these statements whether as a result of new information, future events or otherwise, except as required by law.

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Net sales were $1,560.1 in the first quarter of 2017 compared to $1,451.2 in the first quarter of 2016, an increase of 8% in U.S. dollars, 9% in constant currencies and 5% organically over the prior year quarter.  Net sales in the Interconnect Products and Assemblies segment in the first quarter of 2017 (approximately 94% of net sales) increased 7% in U.S. dollars, 8% in constant currencies and 6% organically, compared to the same period in 2016.  The sales growth was driven primarily by organic growth in the information technology and data communications, automotive, industrial, and military markets, offset in part by a decline in the mobile devices market, along with modest declines in the mobile networks and commercial aerospace markets.  Net sales in the Cable Products and Solutions segment in the first quarter of 2017 (approximately 6% of net sales) increased 16% in U.S. dollars and 13% in constant currencies compared to the same period in 2016.  The increase in Cable Products and Solutions sales was driven primarily by an acquisition in the third quarter of 2016, along with modest organic growth.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2017 and 2016:

			Percentage Growth (relative to same prior year period)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
	2017	2016	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$1,463.5	$1,367.8	7%	(1)%	8%	2%	6%
Cable Products and Solutions	96.6	83.4	16%	3%	13%	11%	2%
Consolidated	$1,560.1	$1,451.2	8%	(1)%	9%	4%	5%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 4 of the accompanying financial statements.
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

Geographically, sales in the United States in the first quarter of 2017 increased approximately 11%, compared to the same period in 2016 ($457.9 in 2017 versus $411.8 in 2016). International sales in the first quarter of 2017 increased approximately 6% in U.S. dollars ($1,102.2 in 2017 versus $1,039.4 in 2016), 8% in constant currencies and 5% organically, compared to the same period in 2016.  The comparatively stronger U.S. dollar for the first quarter of 2017 had the effect of decreasing sales by approximately $18.1 when compared to foreign currency translation rates for the same period in 2016.

Gross profit margin as a percentage of net sales was 33.1% in 2017 compared to 31.6% in 2016.  The increase in gross profit margin as a percentage of sales relates primarily to higher gross profit margins in the Interconnect Products and Assemblies segment reflecting the benefit of higher volumes and strong operational execution as well as gross margin improvement related to FCI.

Selling, general and administrative expenses increased to $201.8 or 12.9% of net sales for the first quarter of 2017, compared to $189.5 or 13.1% of net sales for the first quarter of 2016.  Administrative expenses represented approximately 5.0% of net sales for the first quarter of 2017 and represented approximately 5.2% of net sales for the first quarter of 2016.  Research and development expenses represented approximately 2.8% of net sales for the first quarter of 2017 and represented approximately 2.6% of net sales for the first quarter of 2016.  Selling and marketing expenses represented approximately 5.2% of net sales for both the first quarter of 2017 and the first quarter of 2016.

Operating income was $314.1 or 20.1% of net sales for the first quarter of 2017 compared to $239.4 or 16.5% of net sales for the first quarter of 2016.  Operating income for the first quarter of 2016 included $30.3 ($27.3 after-tax) of acquisition-related transaction expenses (separately presented in the Condensed Consolidated Statements of Income) related to external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges related to the FCI acquisition.  For the three months ended March 31, 2016, these expenses had an impact on net income of $27.3, or $0.09 per share.  Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $269.7 or 18.6% of net sales for the first quarter of 2016.  The increase in operating margin for the first three months of 2017, compared to the Adjusted Operating Margin for the same period in 2016, relates to an increase in operating margin for both the Interconnect Products and Assemblies segment and the Cable Products and Solutions segment.  Operating income for the Interconnect Products and Assemblies segment for the first quarter of 2017 was $323.9 or 22.1% of net sales, compared to $281.2 or 20.6% of net sales for the first quarter of 2016.  The increase in operating margin for the Interconnect Products and Assemblies segment was driven primarily by the higher gross profit margin as discussed above.  Operating income for the Cable Products and Solutions segment for the first quarter of 2017 was $13.7 or 14.2% of net sales, compared to $11.1 or 13.3% of net sales in the same period in 2016.  The increase in operating margin for the Cable Products and Solutions segment for the first quarter of 2017, compared to the same period in 2016, resulted primarily from the higher sales volumes.

Interest expense for the first quarter of 2017 was $19.3, compared to $18.1 for the same period in 2016.  The increase is primarily due to the impact of higher average debt levels in 2017, which resulted primarily from the Company’s dividend and stock buyback programs.

Other income, net, increased to $3.6 for the first quarter of 2017, compared to $1.0 for the same period in 2016, primarily related to higher interest income on higher cash equivalents and short-term investments.  Interest income during the first quarter of 2016 was lower due to the funding of the acquisition of FCI in January 2016 with cash, cash equivalents and short-term investments held outside of the United States.

The provision for income taxes for the first quarter of 2017 was at an effective tax rate of 23.8%, which included the effect of the adoption of ASU 2016-09.  The provision for income taxes for the first quarter of 2016 was at an effective tax rate of 28.7%.  The effective tax rate for the first quarter of 2016 included the effect of acquisition-related expenses incurred during such period, which had the impact of increasing the effective tax rate by 220 basis points.  The decrease in the effective tax rate in the first quarter of 2017 primarily resulted from both the adoption of ASU 2016-09 in 2017, as well as the effect of the acquisition-related expenses incurred in 2016.    The adoption of ASU 2016-09 was applied prospectively and therefore, there was no such impact to the provision for income taxes for the first quarter of 2016.  Refer to Note 2 of the Condensed Consolidated Financial Statements for information regarding the impact associated with the adoption of this new accounting standard.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) was $224.9 and $0.71, respectively, for the first quarter of 2017, compared to $156.6 and $0.50, respectively, for the first quarter of 2016.  Excluding the effect of the acquisition-related expenses incurred in the first quarter of 2016, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, as defined in the “Non-GAAP Financial Measures” section below, were $183.9 and $0.59, respectively, for the three months ended March 31, 2016.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2017 and 2016:

	2017				2016
			Net Income				Net Income
			attributable				attributable
	Operating	Operating	to Amphenol	Diluted	Operating	Operating	to Amphenol	Diluted
	Income	Margin	Corporation	EPS	Income	Margin	Corporation	EPS
Reported (GAAP)	$314.1	20.1%	$224.9	$0.71	$239.4	16.5%	$156.6	$0.50
Acquisition-related expenses	-	-	-	-	30.3	2.1	27.3	0.09
Adjusted (non-GAAP)	$314.1	20.1%	$224.9	$0.71	$269.7	18.6%	$183.9	$0.59

Liquidity and Capital Resources

At March 31, 2017 and December 31, 2016, the Company had cash, cash equivalents and short-term investments of $1,279.7 and $1,173.2, respectively.  The vast majority of the Company’s cash, cash equivalents and short-term investments on hand as of March 31, 2017 was located outside of the U.S.  The Company currently reinvests its cash, cash equivalents and short-term investments outside of the U.S.  Repatriation of such funds would result in the need to accrue and pay income taxes.  The Company plans to indefinitely reinvest such funds outside of the U.S. unless it becomes tax effective to repatriate such funds.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016, as reflected in the Consolidated Statements of Cash Flow:

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$237.8	$194.2
Net cash provided by (used in) investing activities	8.9	(1,227.1)
Net cash used in financing activities	(53.7)	(29.8)
Effect of exchange rate changes on cash and cash equivalents	15.3	12.5
Net change in cash and cash equivalents	$208.3	$(1,050.2)

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths.  Cash flow provided by operating activities was $237.8 in the first three months of 2017 compared to $194.2 in the same 2016 period.  The increase in cash flow provided by operating activities for the first three months of 2017 compared to the same period in 2016 is primarily related to the increase in net income for the first three months of 2017, which was partially offset by a higher usage of cash related to the change in working capital as well as lower non-cash charges resulting from the amortization of acquired backlog in the prior year period.

In the first three months of 2017, working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $66.8, excluding the impact of acquisitions and foreign currency translation, primarily due to a decrease in accrued expenses of $66.0 and increases in inventories and other current assets of $23.9 and $21.0, respectively, partially offset by a decrease in accounts receivable of $48.6.  In the first three months of 2016, working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $45.9, excluding the impact of acquisitions and foreign currency translation, primarily due to a decrease in accounts payable and other accrued expenses of $37.0 and $33.5, respectively, which were partially offset by a decrease in accounts receivable of $15.5 and an increase in accrued income taxes of $9.1.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2017 as compared to December 31, 2016.  Accounts receivable decreased $31.0 to $1,318.3 primarily due to lower sales in the first quarter of 2017 compared to the fourth quarter of 2016, partially offset by the effect of translation from exchange rate changes at March 31, 2017 compared to December 31, 2016 (“Translation”).  Days sales outstanding at March 31, 2017 and December 31, 2016 was approximately 76 and 73 days, respectively.  Inventories increased $33.4 to $962.3, primarily to support expected future sales levels, as well as due to the effect of Translation.  Inventory days at March 31, 2017 and December 31, 2016 was 83 and 76 days, respectively.  Other current assets increased $22.3 to $162.1 primarily due to an increase in other receivables and prepaid expenses.  Property, plant and equipment, net, increased $15.5 to $726.9 primarily due to capital expenditures of $48.7 and Translation, partially offset by depreciation of $41.1.  Goodwill increased $69.9 to $3,748.7 primarily as a result of goodwill recognized during the period related to an acquisition in the Interconnect Products and Assemblies segment and Translation.  Accounts payable remained relatively flat at $682.4.  Payable days at March 31, 2017 and December 31, 2016 was 59 and 55 days, respectively.  Total accrued expenses decreased $56.0 to $525.8 primarily as a result of payments for incentive compensation and accrued wages and salaries, partially offset by Translation.

During the three months ended March 31, 2017, the Company did not make a cash contribution to its defined benefit pension plans (the “Plans”), and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2017 of approximately $25.0, the majority of which will be to the defined benefit pension plans in the United States (“U.S. Plans”).  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.

In addition to cash flow from operating activities, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the

Company’s ability to generate cash.  The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the three months ended March 31, 2017 and 2016.  The increase in Free Cash Flow is directly related to the increase in net cash provided by operating activities (operating cash flow) during the first three months of 2017, as described in more detail above, which more than offset the increase in capital expenditures.

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities (GAAP)	$237.8	$194.2
Capital expenditures (GAAP)	(48.7)	(41.0)
Free Cash Flow (non-GAAP)	$189.1	$153.2

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash provided by investing activities was $8.9 in the first quarter of 2017, compared to net cash used in investing activities of 1,227.1 in the same period of 2016.  In the first quarter of 2017, cash provided by investing activities was driven primarily by net sales and maturities of short-term investments of $103.9, partially offset by capital expenditures (net of disposals) of $48.4 and the funding of acquisitions of $46.6.  In the first quarter of 2016, cash used in investing activities was driven primarily by the use of $1,185.8 in cash to fund acquisitions, most significantly the acquisition of FCI for $1,178.6, capital expenditures (net of disposals) of $38.3 and net purchases of short-term investments of $3.0.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-debt, repurchases of common stock, proceeds from stock option exercises, dividend payments and distributions to noncontrolling interests.  As a result of the adoption of ASU 2016-09, any excess tax benefits associated with the exercise of stock options are no longer reflected as cash inflows from financing activities and are now reflected in operating activities; this provision of the new standard was adopted prospectively, and as such, the prior period was not adjusted.

Net cash used in financing activities was $53.7 in the first quarter of 2017, compared to $29.8 in the same period of 2016.  For the first quarter of 2017, cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $249.2, dividend payments of $49.3, and payments to shareholders of noncontrolling interests of $4.2, partially offset by increased net borrowings of $225.3 and cash proceeds from the exercise of stock options of $23.7.  For the first quarter of 2016, cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $49.2, dividend payments of $43.2, payments to shareholders of noncontrolling interests of $4.0 and payments of costs related to the refinancing of our revolving credit facility of $3.0, partially offset by increased net borrowings of $50.8 and cash proceeds from the exercise of stock options including the related excess tax benefits of $18.8.

The Company has significant flexibility to meet its financial commitments.  The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity.  The Company has been, and continues to be, able to borrow funds at reasonable interest rates.  The Company’s debt financing includes the use of a commercial paper program, revolving credit facility and senior notes as part of its overall cash management strategy.

On March 1, 2016, the Company replaced its $1,500.0 unsecured credit facility with a new $2,000.0 unsecured credit facility (the “Revolving Credit Facility”).  The Revolving Credit Facility, which matures March 2021, increases the aggregate commitments by $500.0 and gives the Company the ability to borrow at a spread over LIBOR.  The Company intends to utilize the Revolving Credit Facility for general corporate purposes.  Fees and expenses related to the issuance of the Revolving Credit Facility in the first quarter of 2016 was $3.0.  At March 31, 2017, there were no borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2017, the Company was in compliance with the covenants under the Revolving Credit Facility.

Pursuant to the terms of the commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements (the “Commercial Paper Program”).  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  Effective April 1, 2016, the maximum aggregate principal amount of the commercial paper notes that may be outstanding under the Commercial Paper Program at any time was increased by $500.0 from $1,500.0 to $2,000.0.  The amount of commercial paper notes outstanding as of March 31, 2017 was $1,247.1.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of March 31, 2017, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$375.0	1.55%	September 2017
750.0	2.55%	January 2019
375.0	3.125%	September 2021
500.0	4.00%	February 2022

The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium.  The 1.55% Senior Notes are due in September 2017 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017.

On April 5, 2017, the Company issued $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 at 99.922% of face value (the “2020 Senior Notes”) and $350.0 principal amount of unsecured 3.20% Senior Notes due April 1, 2024 at 99.888% of face value (the “2024 Senior Notes” and, together with the 2020 Senior Notes, the “Notes”).  Interest on each of these series of Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2017.  The Company may, at its option, redeem some or all of the Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of the repurchase, and if redeemed prior to the date of maturity, a make-whole premium. If the Company redeems some or all of the 2024 Senior Notes on or after February 1, 2024, the Company shall pay 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.  The Company intends to use the net proceeds to repay all of its outstanding $375.0 1.55% Senior Notes due on September 15, 2017 as well as for general corporate purposes.  Prior to the 1.55% Senior Notes maturing in September 2017, the Company will use the net proceeds to repay amounts outstanding under its Commercial Paper Program.

Refer to Note 13 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

The Company generally pays a quarterly dividend on its Common Stock.  In October 2016, the Board of Directors approved an increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016.  For the three months ended March 31, 2017, the Company paid dividends in the amount of $49.3, and declared dividends in the amount of $48.9.  For the three months ended March 31, 2016, the Company paid dividends in the amount of $43.2, and declared dividends in the amount of $43.0.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Commercial Paper Program.

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the three months ended March 31, 2017, the Company repurchased 3.7 million shares of its common stock for $249.2.  The Company has not repurchased any additional shares of its common stock through April 28, 2017.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Liquidity and Cash Requirements

The Company’s primary sources of liquidity are internally generated cash flow, the Commercial Paper Program, the Revolving Credit Facility, and its cash, cash equivalents and short-term investments on hand.  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets (including the recent issuance of both the 2020 Senior Notes and 2024 Senior Notes in April 2017) provide adequate liquidity to meet its obligations for the next twelve months, including the repayment of its 1.55% Senior Notes due in September 2017.  However, the Company’s sources of liquidity could be adversely affected by, among other things, a decrease in demand for the Company’s products or a deterioration in certain of the Company’s financial ratios.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its Common Stock, funding of pension obligations, dividends and debt service.  The Company may also use cash to fund all or part of the cost of acquisitions, as was done with the acquisition of FCI in 2016.

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

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures defined below as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Company's Board of Directors and assessing related employee compensation measures.  Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and period-over-period comparative results, in addition to the reasons noted below.  Non-GAAP financial measures related to operating income, operating margin, net income attributable to Amphenol Corporation and diluted EPS exclude income and expenses that are not directly related to the Company's operating performance during the periods presented.  Items excluded from such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, certain discrete tax items and refinancing-related costs that may arise during such periods.  Non-GAAP financial measures related to net sales exclude the impact related to foreign currency exchange and acquisitions.  The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation, as a substitute for or superior to the related U.S. GAAP financial measures.  In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies, as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP.  The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2017 and 2016 are included in “Results of Operations” and “Liquidity and Capital Resources”:

•

Adjusted Diluted EPS is defined as diluted earnings per share (as reported in accordance with U.S. GAAP), excluding income and expenses and their related tax effects, that are not directly related to the Company's operating performance during the periods presented.  Adjusted Diluted EPS is calculated as Adjusted Net Income attributable to Amphenol Corporation, as defined below, divided by the weighted average outstanding diluted shares (as reported in the Company’s Condensed Consolidated Statements of Income).

•

Adjusted Net Income attributable to Amphenol Corporation is defined as Net Income attributable to Amphenol Corporation (as reported in the Condensed Consolidated Statements of Income), excluding income and expenses and their related tax effects, that are not directly related to the Company's operating performance during the periods presented.

•

Adjusted Operating Income is defined as Operating income (as reported in the Condensed Consolidated Statements of Income), excluding income and expenses that are not directly related to the Company's operating performance during the periods presented.

•	Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Condensed Consolidated Statements of Income).

•

Constant Currency Net Sales Growth is defined as the period-over-period percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates.  Amphenol is subject to volatility related to foreign currency translation fluctuations.  As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends by providing sales growth on a comparable basis.

•

Free Cash Flow is defined as Net cash provided by operating activities (“operating cash flow” - as reported in accordance with U.S. GAAP) less capital expenditures (as reported in accordance with U.S. GAAP), both of which are derived from the Company’s Condensed Consolidated Statements of Cash Flow.   Free Cash Flow is an important liquidity measure for the Company, as we believe it is useful for management and investors to assess our ability to generate cash, as well as to assess how much cash can be used to reinvest in the growth of the Company or to return to shareholders through either stock repurchases or dividends.

•

Organic Net Sales Growth is defined as the period-over-period percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of 1) changes in foreign currency exchange rates, which directly impact the Company’s operating results and are outside the control of the Company, and 2) acquisitions closed during the periods presented, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis.  Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends by providing sales growth on a comparable basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates.  The Company does not have any significant concentration with any one counterparty.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2016 Annual Report.  The Company may borrow under its Revolving

Credit Facility and Commercial Paper Program.  Any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, while any borrowings under the Commercial Paper Program are subject to floating interest rates.  Therefore, when the Company borrows under these debt instruments, the Company is subject to market risk from exposure to changes in interest rates.  As of March 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility, while borrowings under the Commercial Paper Program were at an average floating rate of 1.21%.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2017, although there can be no assurances that interest rates will not change significantly.

Item 4.   Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  These controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has been named as a defendant in several legal actions arising from normal business activities. Although the potential liability with respect to certain of such legal actions cannot be reasonably estimated, none of such matters is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s 2016 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1.0 billion of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the three months ended March 31, 2017, the Company repurchased 3.7 million shares of its common stock for $249.2 million.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of its common stock through April 28, 2017.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.  The table below reflects the Company’s stock repurchases for the three months ended March 31, 2017:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 to January 31, 2017	—	$—	—	$1,000.0
February 1 to February 28, 2017	3,678,365	67.74	3,678,365	750.8
March 1 to March 31, 2017	—	—	—	750.8
Total	3,678,365	$67.74	3,678,365	$750.8

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
4.4

Officer’s Certificate, dated September 12, 2014, establishing both the 1.550% Senior Notes due 2017 and the 3.125% Senior Notes due 2021 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 12, 2014).*

4.5

Officer’s Certificate, dated April 5, 2017, establishing both the 2.200% Senior Notes due 2020 and the 3.200% Senior Notes due 2024 pursuant to the Indenture (filed as Exhibits 4.2 to the Form 8-K filed on April 5, 2017).*

10.1	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.2	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.3	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K on May 23, 2014).*
10.4	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.5	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.6	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016 (filed as Exhibit 10.6 to the December 31, 2016 10-K).*
10.7	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated November 10, 2016 (filed as Exhibit 10.7 to the December 31, 2016 10-K).*
10.8	Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 1, 2016 (filed as Exhibit 10.8 to the December 31, 2016 10-K).*
10.9	Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 13, 2016 (filed as Exhibit 10.9 to the December 31, 2016 10-K).*
10.10	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.11	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.12	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.13	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.14	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.15	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.16	2017 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.16 to the December 31, 2016 10-K).*
10.17	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K on May 23, 2014).*
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

10.27	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 10-K).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*     Incorporated herein by reference as stated.

**   Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

	By:	/s/ Craig A. Lampo
Craig A. Lampo
Authorized Signatory
and Principal Financial Officer

Date: May 4, 2017