Form 10-Q
period 2017-06-30
AMPHENOL CORP /DE/
filed 2017-08-03
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 OR

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

As of July 31, 2017, the total number of shares outstanding of the registrant’s Class A Common Stock was 305,444,890.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	June 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,316.9	$1,034.6
Short-term investments	43.2	138.6
Total cash, cash equivalents and short-term investments	1,360.1	1,173.2
Accounts receivable, less allowance for doubtful accounts of $18.6 and $23.6, respectively	1,407.3	1,349.3
Inventories	1,059.2	928.9
Other current assets	165.8	139.8
Total current assets	3,992.4	3,591.2

Property, plant and equipment, less accumulated depreciation of $1,102.6 and $1,007.2, respectively	769.4	711.4
Goodwill	3,902.4	3,678.8
Intangibles, net and other long-term assets	508.7	517.3

	$9,172.9	$8,498.7

Liabilities & Equity
Current Liabilities:
Accounts payable	$769.9	$678.2
Accrued salaries, wages and employee benefits	141.2	131.8
Accrued income taxes	85.3	125.1
Accrued dividends	48.9	49.3
Other accrued expenses	292.6	275.6
Current portion of long-term debt	376.0	375.2
Total current liabilities	1,713.9	1,635.2

Long-term debt, less current portion	3,020.6	2,635.5
Accrued pension and postretirement benefit obligations	296.5	288.4
Other long-term liabilities	226.0	216.5

Equity:
Common stock	0.3	0.3
Additional paid-in capital	1,114.2	1,020.9
Retained earnings	3,101.4	3,122.7
Accumulated other comprehensive loss	(341.0)	(469.0)
Total shareholders’ equity attributable to Amphenol Corporation	3,874.9	3,674.9

Noncontrolling interests	41.0	48.2
Total equity	3,915.9	3,723.1

	$9,172.9	$8,498.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$1,666.5	$1,548.2	$3,226.6	$2,999.4
Cost of sales	1,113.9	1,050.9	2,158.1	2,042.8
Gross profit	552.6	497.3	1,068.5	956.6
Acquisition-related expenses	4.0	—	4.0	30.3
Selling, general and administrative expenses	212.4	197.0	414.2	386.5
Operating income	336.2	300.3	650.3	539.8

Interest expense	(23.4)	(18.0)	(42.7)	(36.1)
Other income, net	4.4	1.7	7.9	2.7
Income before income taxes	317.2	284.0	615.5	506.4
Provision for income taxes	(63.6)	(75.3)	(134.6)	(139.2)
Net income	253.6	208.7	480.9	367.2
Less: Net income attributable to noncontrolling interests	(2.1)	(2.2)	(4.5)	(4.0)

Net income attributable to Amphenol Corporation	$251.5	$206.5	$476.4	$363.2

Net income per common share — Basic	$0.82	$0.67	$1.56	$1.18

Weighted average common shares outstanding — Basic	305.8	308.2	306.2	307.9

Net income per common share — Diluted	$0.80	$0.65	$1.51	$1.15

Weighted average common shares outstanding — Diluted	316.1	315.4	316.3	314.8

Dividends declared per common share	$0.16	$0.14	$0.32	$0.28

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$253.6	$208.7	$480.9	$367.2
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	57.4	(34.9)	120.3	11.2
Unrealized gain (loss) on cash flow hedges	0.5	(1.3)	0.6	1.0
Defined benefit plan adjustment, net of tax of ($2.2) and ($4.4) for 2017 and ($2.2) and ($4.4) for 2016, respectively	4.2	4.0	8.3	8.0
Total other comprehensive income (loss), net of tax	62.1	(32.2)	129.2	20.2

Total comprehensive income	315.7	176.5	610.1	387.4

Less: Comprehensive income attributable to noncontrolling interests	(2.8)	(1.4)	(5.7)	(3.5)

Comprehensive income attributable to Amphenol Corporation	$312.9	$175.1	$604.4	$383.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2017	2016
Cash from operating activities:
Net income	$480.9	$367.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	110.6	112.4
Stock-based compensation expense	24.4	23.2
Excess tax benefits from stock-based compensation payment arrangements	—	(16.5)
Net change in components of working capital	(115.8)	(62.6)
Net change in other long-term assets and liabilities	18.1	14.1

Net cash provided by operating activities	518.2	437.8

Cash from investing activities:
Capital expenditures	(100.2)	(89.1)
Proceeds from disposals of property, plant and equipment	0.7	3.4
Purchases of short-term investments	(33.5)	(33.0)
Sales and maturities of short-term investments	131.5	25.2
Acquisitions, net of cash acquired	(199.0)	(1,185.8)

Net cash used in investing activities	(200.5)	(1,279.3)

Cash from financing activities:
Proceeds from issuance of senior notes	749.3	—
Borrowings (repayments) under commercial paper program, net	(364.1)	18.1
Payment of costs related to debt financing	(5.2)	(3.0)
Proceeds from exercise of stock options	73.0	67.8
Excess tax benefits from stock-based compensation payment arrangements	—	16.5
Distributions to and purchases of noncontrolling interests	(19.6)	(4.1)
Purchase and retirement of treasury stock	(399.9)	(108.4)
Dividend payments	(98.2)	(86.3)

Net cash used in financing activities	(64.7)	(99.4)

Effect of exchange rate changes on cash and cash equivalents	29.3	(2.3)

Net change in cash and cash equivalents	282.3	(943.2)
Cash and cash equivalents balance, beginning of period	1,034.6	1,737.2

Cash and cash equivalents balance, end of period	$1,316.9	$794.0

Cash paid for:
Interest	$35.4	$34.0
Income taxes	173.7	138.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in millions, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, the related condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, and the related condensed consolidated statements of cash flow for the six months ended June 30, 2017 and 2016 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol”, the “Company”, “we”, “our”, or “us”).  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”).

Note 2—New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. (“ASU”) 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract(s), (3) determine the transaction price(s), (4) allocate the transaction price(s) to the performance obligations in the contract(s), and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  The guidance under ASU 2014‑09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  Since 2014, the FASB has issued various related updates including, but not limited to, ASU 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations, and ASU 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements.  The Company has developed an implementation plan, involving teams across our organization to review and implement the requirements of ASU 2014‑09.  We have substantially completed the review of our contracts and the related revenue streams, and we currently expect most of our businesses to continue recognizing revenue on a “point-in-time” basis, while certain businesses may require some “over time” revenue recognition under the new standard.  The Company began establishing internal controls, policies, processes and required disclosures, reviewing our current systems, and identifying system impacts and necessary system changes during the second quarter of 2017, and in the third quarter of 2017, the Company plans to begin testing and integrating the standard into our financial reporting processes and systems.  As permitted under the standard, the Company plans to adopt ASU 2014‑09 in the first quarter of 2018 using the modified retrospective approach and to recognize the cumulative effect of applying this new standard on existing, uncompleted contracts at the adoption date, as an adjustment to the opening balance of retained earnings as of January 1, 2018.  In the fourth quarter of 2017, the Company plans to begin quantifying the impact of this new standard on our consolidated balance sheet as required under the modified retrospective method of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016‑02”), which amends, among other things, the existing guidance by requiring lessees to recognize lease assets (right-to-use) and liabilities (for reasonably certain lease payments) arising from operating leases on the balance sheet.  For leases with a term of twelve months or less, ASU 2016‑02 permits an entity to make an accounting policy election to recognize such leases as lease expense, generally on a straight-line basis over the lease term.  ASU 2016‑02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company has begun evaluating ASU 2016‑02, including the initial review of any necessary changes to our existing processes and systems that will be required to implement this new standard, in order to determine its impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016‑09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016‑09”), which simplifies certain provisions associated with the accounting for stock compensation. ASU 2016‑09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  In the first quarter of 2017, the Company adopted ASU 2016‑09, which requires any excess tax benefits and tax deficiencies to be recorded as a discrete income tax item in the statement of income in the period in which they occur.  For the three and six months ended June 30, 2017, this change resulted in the recognition of tax benefits of approximately $21.2 (or $0.07 per share) and $29.2 (or $0.09 per share), respectively, within the provision for income taxes in the accompanying Condensed Consolidated Statements of Income.  Under previous accounting guidance, these tax benefits would have been recorded directly to equity.  Since this provision of the standard was applied prospectively, there was no impact to prior periods.  As of January 1, 2017, the Company did not have any unrecognized excess tax benefits in which the related tax deduction did not reduce income taxes payable and therefore, there was no cumulative-effect adjustment to beginning retained earnings.  The ASU also eliminated the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities in the statement of cash flows, but rather requires such excess tax benefits and deficiencies to be classified within operating activities, consistent with other cash flows related to income taxes.  The Company adopted this provision prospectively, and prior period amounts in the Statements of Cash Flow have not been adjusted.  As permitted, the Company elected to continue its existing accounting practice of estimating forfeitures when recognizing stock-based compensation expense.  Other provisions of this standard did not and are not expected to have a material impact on our consolidated financial statements.  The impact of this guidance on our consolidated financial statements could result in significant fluctuations in our effective tax rate in the future, since tax expense will be impacted by the timing and intrinsic value of future stock-based compensation award exercises.  Refer to Note 6, Note 8 and Note 15 for further discussion on the impact of this standard.

In March 2017, the FASB issued ASU 2017‑07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017‑07”), requiring employers to provide more details about the components of costs related to retirement benefits.  Specifically, ASU 2017‑07 requires employers to report the service costs for providing pensions to employees in the same line item as other employee compensation costs, while the other pension-related costs such as interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets, should be reported separately and outside of the subtotal of operating income.  ASU 2017‑07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted only if adopted in the first quarter of the Company’s fiscal year.  The Company has evaluated ASU 2017‑07 which requires certain expenses to be reclassified within the income statement, and we do not expect the reclassification to be material.  The Company will adopt this new standard in the first quarter of 2018.

In May 2017, the FASB issued ASU 2017‑09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017‑09”), which provides guidance to determine which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718.  ASU 2017‑09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and requires prospective application to changes in terms or conditions of awards occurring on or after the adoption date.  The Company is currently evaluating ASU 2017‑09 and its impact on our consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	June 30,	December 31,
	2017	2016
Raw materials and supplies	$386.3	$319.8
Work in process	357.2	313.4
Finished goods	315.7	295.7
	$1,059.2	$928.9

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

The segment results for the three and six months ended June 30, 2017 and 2016 are as follows:

	Interconnect Products		Cable Products		Total Reportable
	and Assemblies		and Solutions		Business Segments
Three Months Ended June 30:	2017	2016	2017	2016	2017	2016
Net sales:
External	$1,559.3	$1,456.0	$107.2	$92.2	$1,666.5	$1,548.2
Intersegment	1.9	1.9	10.4	6.5	12.3	8.4
Segment operating income	348.4	309.0	16.0	13.7	364.4	322.7

Six Months Ended June 30:
Net sales:
External	$3,022.8	$2,823.8	$203.8	$175.6	$3,226.6	$2,999.4
Intersegment	4.2	3.5	20.6	12.9	24.8	16.4
Segment operating income	672.4	590.1	29.7	24.8	702.1	614.9

A reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2017 and 2016 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment operating income	$364.4	$322.7	$702.1	$614.9
Interest expense	(23.4)	(18.0)	(42.7)	(36.1)
Other income, net	4.4	1.7	7.9	2.7
Stock-based compensation expense	(12.3)	(11.7)	(24.4)	(23.2)
Acquisition-related expenses	(4.0)	—	(4.0)	(30.3)
Other operating expenses	(11.9)	(10.7)	(23.4)	(21.6)
Income before income taxes	$317.2	$284.0	$615.5	$506.4

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the six months ended June 30, 2017 is as follows:

	Amphenol Corporation Shareholders
					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2016	308.3	$0.3	$1,020.9	$3,122.7	$(469.0)	$—	$48.2	$3,723.1
Net income				476.4			4.5	480.9
Other comprehensive income (loss)					128.0		1.2	129.2
Acquisitions resulting in noncontrolling interest							0.8	0.8
Purchase of noncontrolling interest			(5.5)				(9.5)	(15.0)
Distributions to shareholders of noncontrolling interests							(4.2)	(4.2)
Purchase of treasury stock						(399.9)		(399.9)
Retirement of treasury stock	(5.7)			(399.9)		399.9		—
Stock options exercised	2.6		74.4					74.4
Dividends declared				(97.8)				(97.8)
Stock-based compensation expense			24.4					24.4
Balance as of June 30, 2017	305.2	$0.3	$1,114.2	$3,101.4	$(341.0)	$—	$41.0	$3,915.9

A rollforward of consolidated changes in equity for the six months ended June 30, 2016 is as follows:

	Amphenol Corporation Shareholders
					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2015	308.0	$0.3	$783.3	$2,804.4	$(349.5)	$—	$39.9	$3,278.4
Net income				363.2			4.0	367.2
Other comprehensive income (loss)					20.7		(0.5)	20.2
Distributions to shareholders of noncontrolling interests							(4.1)	(4.1)
Purchase of treasury stock						(108.4)		(108.4)
Retirement of treasury stock	(2.0)			(108.4)		108.4		—
Stock options exercised, including tax benefit	2.6		83.7					83.7
Dividends declared				(86.3)				(86.3)
Stock-based compensation expense			23.2					23.2
Balance as of June 30, 2016	308.6	$0.3	$890.2	$2,972.9	$(328.8)	$—	$39.3	$3,573.9

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in millions, except per share data)	2017	2016	2017	2016
Net income attributable to Amphenol Corporation shareholders	$251.5	$206.5	$476.4	$363.2
Basic weighted average common shares outstanding	305.8	308.2	306.2	307.9
Effect of dilutive stock options	10.3	7.2	10.1	6.9
Diluted weighted average common shares outstanding	316.1	315.4	316.3	314.8
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.82	$0.67	$1.56	$1.18
Diluted	$0.80	$0.65	$1.51	$1.15

Excluded from the computations above were anti-dilutive common shares of 1.7 million and 8.2 million for the three months ended June 30, 2017 and 2016, respectively and 1.0 million and 10.0 million for the six months ended June 30, 2017 and 2016, respectively.

In addition to the impact on the provision for income taxes discussed in Note 2 herein, the adoption of ASU 2016-09 in 2017 requires that excess tax benefits and tax deficiencies be excluded from the assumed proceeds available in calculating the dilutive effect of stock options under the treasury stock method.  As required, the Company adopted this provision of the new standard prospectively, which had the effect of increasing the Company’s diluted weighted average common shares outstanding by approximately two million shares for both the three and six months ended June 30, 2017.

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

Note 8—Stock-Based Compensation

For the three months ended June 30, 2017 and 2016, the Company’s income before income taxes was reduced for stock-based compensation expense of $12.3 and $11.7, respectively, and for the six months ended June 30, 2017 and 2016, the Company’s income before income taxes was reduced for stock-based compensation expense of $24.4 and $23.2, respectively.  In addition, for the three months ended June 30, 2017 and 2016, the Company recognized income tax benefits associated with stock-based compensation of $24.1 and $2.8, respectively, and for the six months ended June 30, 2017 and 2016, the Company recognized income tax benefits associated with stock-based compensation of $35.1 and $5.5, respectively.  The income tax benefits during the three and six months ended June 30, 2017 above include the tax benefit from option exercises during such periods in accordance with the adoption of

ASU 2016‑09 (Note 2).  Under previous accounting guidance, a portion of this benefit would have been recorded directly to equity.  The income tax benefit associated with stock options is included in the provision for income taxes in the accompanying Condensed Consolidated Statements of Income.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”).  The Company also continues to maintain the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2009 Employee Option Plan”) and the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2000 Employee Option Plan”), although no additional stock options will be granted under the 2009 Employee Option Plan or the 2000 Employee Option Plan.  A committee of the Company’s Board of Directors has been authorized to grant stock options pursuant to the 2017 Employee Option Plan.  The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2017 Employee Option Plan is 30,000,000 shares. As of June 30, 2017, there were 23,113,400 shares of Common Stock available for the granting of additional stock options under the 2017 Employee Option Plan.   Options granted under the 2017 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.   Options granted under the 2000 Employee Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of June 30, 2017, there were 140,000 shares of Common Stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options were last granted under the 2004 Directors Option Plan in May 2011.  Options granted under the 2004 Directors Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three and six months ended June 30, 2017 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2017	32,266,391	$44.14	7.03	$744.1
Options granted	—
Options exercised	(834,925)
Options forfeited	(45,660)
Options outstanding at March 31, 2017	31,385,806	44.54	6.85	835.7
Options granted	6,886,600
Options exercised	(1,759,976)
Options forfeited	(70,160)
Options outstanding at June 30, 2017	36,442,270	$50.65	7.33	$844.3
Vested and non-vested options expected to vest at June 30, 2017	34,211,920	$49.93	7.24	$817.4
Exercisable options at June 30, 2017	16,697,570	$38.47	5.75	$590.3

A summary of the status of the Company’s non-vested options as of June 30, 2017 and changes during the three and six months then ended is as follows:

		Weighted
		Average Fair
		Value at Grant
	Options	Date
Non-vested options at January 1, 2017	18,725,570	$7.99
Options granted	—	—
Options vested	(82,740)	8.17
Options forfeited	(45,660)	7.84
Non-vested options at March 31, 2017	18,597,170	7.98
Options granted	6,886,600	8.77
Options vested	(5,668,910)	7.91
Options forfeited	(70,160)	8.20
Non-vested options at June 30, 2017	19,744,700	$8.28

During the three and six months ended June 30, 2017 and 2016, the following activity occurred under the Company’s option plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total intrinsic value of stock options exercised	$79.6	$62.0	$114.1	$82.6
Total fair value of stock options vested	44.8	42.1	45.5	42.5

As of June 30, 2017, the total compensation cost related to non-vested options not yet recognized was approximately $143.6 with a weighted average expected amortization period of 3.66 years.

The grant-date fair value of each option grant under the 2000 Employee Option Plan, the 2009 Employee Option Plan, the 2017 Employee Option Plan and the 2004 Directors Option Plan is estimated using the Black-Scholes option pricing model. The grant-date fair value of each share grant is determined based on the closing share price of the Company’s Common Stock on the date of the grant. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model for option grants requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility is calculated based on the historical volatility of the Common Stock and implied volatility derived from related exchange traded options. The average expected life is based on the contractual term of the option and expected exercise and historical post-vesting termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issuances with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of June 30, 2017, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 125,543.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three and six months ended June 30, 2017 was as follows:

			Weighted
			Average Remaining
	Restricted	Fair Value at	Amortization Term
	Shares	Grant Date	(in years)
Restricted shares outstanding at January 1, 2017	16,905	$57.99	0.38
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2017	16,905	57.99	0.13
Shares vested and issued	(16,905)	57.99
Restricted shares granted	11,526	72.90
Restricted shares outstanding at June 30, 2017	11,526	$72.90	0.89

As of June 30, 2017, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.7 with a weighted average expected amortization period of 0.89 years.

Note 9—Shareholders’ Equity

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the six months ended June 30, 2017, the Company repurchased 5.7 million shares of its common stock for $399.9.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of its common stock through July 31, 2017.  As of July 31, 2017, the Company has remaining authorization to purchase up to approximately $600.1 of its common stock under the 2017 Stock Repurchase Program.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  In October 2016, the Board of Directors approved an increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016, and in July 2017, approved a further increase in the quarterly dividend rate from $0.16 to $0.19 per share effective with dividends declared in the third quarter of 2017.  For the three and six months ended June 30, 2017, the Company paid dividends in the amount of $48.9 and $98.2, respectively, and declared dividends in the amount of $48.8 and $97.8, respectively.  For the three and six months ended June 30, 2016, the Company paid dividends in the amount of $43.0 and $86.3, respectively, and declared dividends in the amount of $43.2 and $86.3, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and six months ended June 30, 2017 and 2016:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended June 30:	2017	2016	2017	2016
Service cost	$2.4	$2.3	$—	$—
Interest cost	4.9	4.8	0.1	0.1
Expected return on plan assets	(7.7)	(7.7)	—	—
Amortization of prior service cost	0.7	0.5	—	—
Amortization of net actuarial losses	5.7	4.9	0.2	0.2
Net pension expense	$6.0	$4.8	$0.3	$0.3

Six Months Ended June 30:
Service cost	$4.9	$4.6	$—	$—
Interest cost	9.9	10.6	0.2	0.2
Expected return on plan assets	(15.5)	(15.2)	—	—
Amortization of prior service cost	1.4	1.1	—	—
Amortization of net actuarial losses	11.4	11.2	0.3	0.3
Net pension expense	$12.1	$12.3	$0.5	$0.5

For the three and six months ended June 30, 2017, the Company did not make a cash contribution to the Plans, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2017 of approximately $25.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the six months ended June 30, 2017 and 2016, the total matching contributions to the U.S. defined contribution plans were approximately $3.2 and $2.2, respectively.

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

The Company completed several other acquisitions in the second half of 2016 and first half of 2017 and is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed.  The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments.  These other acquisitions were not material to the Company either individually or in the aggregate.

Acquisition-related Expenses

In the second quarter of 2017, the Company incurred approximately $4.0 ($3.7 after-tax) of acquisition-related expenses related to external transaction costs.  In the first quarter of 2016, the Company incurred approximately $30.3 ($27.3 after-tax) of acquisition-related expenses related to the acquisition of FCI, primarily related to external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges.  Such acquisition-related expenses are separately presented in the accompanying Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2016	$3,532.5	$146.3	$3,678.8
Acquisition-related	153.5	—	153.5
Foreign currency translation	70.1	—	70.1
Goodwill at June 30, 2017	$3,756.1	$146.3	$3,902.4

Other than goodwill noted above, as well as indefinite-lived trade name intangible assets of approximately $186.1 as of June 30, 2017 and December 31, 2016, the Company’s intangible assets are subject to amortization.  A summary of the Company’s amortizable intangible assets as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$390.0	$178.6	$211.4	$381.1	$159.1	$222.0
Proprietary technology	107.4	45.7	61.7	106.7	40.9	65.8
Backlog and other	34.0	33.5	0.5	34.0	33.5	0.5
Total	$531.4	$257.8	$273.6	$521.8	$233.5	$288.3

Customer relationships, proprietary technology, and backlog and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 11 years and 2 years, respectively, for an aggregate weighted average useful life of approximately 10 years at June 30, 2017.

Intangible assets are included in Intangibles, net and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended June 30, 2017 and 2016 was approximately $12.0 and $11.4, respectively.  The amortization expense for the six months ended June 30, 2017 and 2016 was approximately $24.0 and $31.1, respectively.  Amortization expense for the six months ended June 30, 2016 included $8.0 related to the amortization of acquired backlog from the FCI acquisition.  As of June 30, 2017, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2017 is approximately $24.6 and for each of the next five fiscal years is approximately $45.2 in 2018, $41.2 in 2019, $35.6 in 2020, $30.9 in 2021 and $23.3 in 2022.

Note 13—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	June 30, 2017		December 31, 2016
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
Commercial Paper Program	654.7	654.7	1,018.9	1,018.9
1.55% Senior Notes due September 2017	375.0	375.0	374.9	375.4
2.55% Senior Notes due January 2019	749.6	756.6	749.5	758.3
2.20% Senior Notes due April 2020	399.7	400.9	—	—
3.125% Senior Notes due September 2021	374.8	383.9	374.8	380.4
4.00% Senior Notes due February 2022	499.4	530.2	499.4	523.7
3.20% Senior Notes due April 2024	349.6	353.9	—	—
Notes payable to foreign banks and other debt	9.0	9.0	5.5	5.5
Less deferred debt issuance costs	(15.2)	—	(12.3)	—
Total debt	3,396.6	3,464.2	3,010.7	3,062.2
Less current portion	376.0	376.0	375.2	375.7
Total long-term debt	$3,020.6	$3,088.2	$2,635.5	$2,686.5

Revolving Credit Facility

The Company has a $2,000.0 unsecured credit facility (the “Revolving Credit Facility”), which matures March 2021 and gives the Company the ability to borrow at a spread over LIBOR.  The Company may utilize the Revolving Credit Facility for general corporate purposes.  At June 30, 2017, there were no borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2017, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Commercial Paper Program

The Company has a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements.  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par, and bears varying interest rates on a fixed or floating basis. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The maximum aggregate principal amount of the Commercial Paper outstanding under the Commercial Paper Program at any time is $2,000.0.  The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Revolving Credit Facility. The carrying value of Commercial Paper borrowings approximated their fair value given that the Commercial Paper is actively traded.  As such, the Commercial Paper is classified as Level 1 in the fair value hierarchy (Note 14).  The average interest rate on the Commercial Paper as of June 30, 2017 was 1.46%.

Senior Notes

All of the Company’s outstanding senior notes, listed in the table above, are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the senior notes is payable semiannually. The Company may, at its option, redeem some or all of any series of senior notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase and, with certain exceptions, a make-whole premium. The fair value of the senior notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 14).

The 1.55% Senior Notes are due in September 2017 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.

On April 5, 2017, the Company issued $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 at 99.922% of face value (the “2020 Senior Notes”) and $350.0 principal amount of unsecured 3.20% Senior Notes due April 1, 2024 at 99.888% of face value (the “2024 Senior Notes” and, together with the 2020 Senior Notes, the “Notes”).  Interest on each of these series of Notes is payable semiannually on April 1 and October 1 of each year, commencing on October 1, 2017.  The Company may, at its option, redeem some or all of the 2020 Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium.  The Company may, at its option, redeem some or all of the 2024 Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to February 1, 2024, a make-whole premium.  For the three and six months ended June 30, 2017, the Company incurred approximately $5.2 of costs related to the issuances of the Notes.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at June 30, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
June 30, 2017:
Short-term investments	$43.2	$43.2	$—	$—
Forward contracts	(11.5)	—	(11.5)	—
Total	$31.7	$43.2	$(11.5)	$—

December 31, 2016:
Short-term investments	$138.6	$138.6	$—	$—
Forward contracts	8.4	—	8.4	—
Total	$147.0	$138.6	$8.4	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amount recognized in Accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the three and six months ended June 30, 2017 and 2016 were not material.  The fair values of the forward contracts are recorded within Other current assets, Intangibles, net and other long-term assets, Other accrued expenses or Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 15—Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Provision for income taxes	$(63.6)	$(75.3)	$(134.6)	$(139.2)
Effective tax rate	20.1%	26.5%	21.9%	27.5%

As a result of the adoption of the new stock-based compensation standard (ASU 2016-09), option exercise activity had the impact of lowering our effective tax rate by approximately 660 basis points and 470 basis points for the second quarter and first six months of 2017, respectively.  The adoption of ASU 2016-09 was applied prospectively and therefore, there was no such impact to the provision for income taxes for the second quarter and first six months of 2016.  Refer to Note 2 herein for further information regarding the impact associated with the adoption of this new accounting standard.  The effective tax rate for the first six months of 2016 included the impact of acquisition-related expenses incurred during the first quarter of 2016, which increased the effective tax rate by approximately 100 basis points.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion.  With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2013 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable.  As of June 30, 2017, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $133.7, which is included in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation.  Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $5.7.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three and six months ended June 30, 2017 has been derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included herein, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”.  For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meanings as these aforementioned non-GAAP financial measures.  Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including the non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Results of Operations

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Net sales were $1,666.5 and $3,226.6 in the second quarter and first six months of 2017, respectively, compared to $1,548.2 and $2,999.4 in the second quarter and first six months of 2016, respectively, which represented an increase of 8% in U.S. dollars, 9% in constant currencies and 6% organically compared to the same respective prior periods.  Net sales in the Interconnect Products and Assemblies segment (approximately 94% of net sales) in the second quarter and first six months of 2017 increased 7% in U.S. dollars, 8% in constant currencies and 6% organically, compared to the same respective periods in 2016.  The sales growth was driven by increases in the industrial, military, information technology and data communications, and automotive markets, arising primarily from organic growth along with contributions from the Company’s acquisitions, offset in part by a decline in the mobile devices market, along with a modest decline in the mobile networks market.  The commercial aerospace market was relatively flat in the second quarter and first six months of 2017, relative to the same respective periods in 2016.  Net sales in the Cable Products and Solutions segment (approximately 6% of net sales) in the second quarter of 2017 increased 16% in U.S. dollars and 15% in constant currencies compared to the same period in 2016, and increased 16% in U.S. dollars and 14% in constant currencies in the first six months of 2017 compared to the same period in 2016.  The increase in Cable Products and Solutions sales was driven primarily by an acquisition in the third quarter of 2016, along with modest organic growth.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures for the three and six months ended June 30, 2017 and 2016:

			Percentage Growth (relative to same prior year period)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
Three Months Ended June 30:	2017	2016	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$1,559.3	$1,456.0	7%	(1)%	8%	2%	6%
Cable Products and Solutions	107.2	92.2	16%	1%	15%	13%	2%
Consolidated	$1,666.5	$1,548.2	8%	(1)%	9%	3%	6%

Six Months Ended June 30:
Net sales:
Interconnect Products and Assemblies	$3,022.8	$2,823.8	7%	(1)%	8%	2%	6%
Cable Products and Solutions	203.8	175.6	16%	2%	14%	12%	2%
Consolidated	$3,226.6	$2,999.4	8%	(1)%	9%	3%	6%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 4 of the accompanying financial statements.
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

Geographically, sales in the United States in the second quarter and first six months of 2017 increased approximately 14% and 13%, respectively, compared to the same periods in 2016 ($476.5 and $934.3, respectively, in 2017 versus $416.7 and $828.5, respectively, in 2016).  International sales in the second quarter and first six months of 2017 increased approximately 5% and 6% in U.S. dollars, respectively ($1,190.0 and $2,292.3, respectively, in 2017 versus $1,131.5 and $2,170.9, respectively, in 2016), and 7% in constant currencies and 5% organically in both periods in 2017, compared to the same respective periods in 2016.  The comparatively stronger U.S. dollar for the second quarter and first six months of 2017 had the effect of decreasing sales by approximately $18.0 and $36.0, respectively, when compared to foreign currency translation rates for the same periods in 2016.

Gross profit margin as a percentage of net sales was 33.2% and 33.1% for the second quarter and first six months of 2017, respectively, compared to 32.1% and 31.9% for the second quarter and first six months of 2016, respectively.  The increase in gross profit margin as a percentage of net sales relates primarily to higher gross profit margins in the Interconnect Products and Assemblies segment reflecting the benefit of higher volumes and strong operational execution as well as gross margin improvement related to FCI.

Selling, general and administrative expenses increased to $212.4 or 12.7% of net sales and $414.2 or 12.8% of net sales for the second quarter and first six months of 2017, respectively, compared to $197.0 or 12.7% of net sales and $386.5 or 12.9% of net sales for the second quarter and first six months of 2016, respectively.  Administrative expenses represented approximately 4.9% of net sales for both the second quarter and first six months of 2017,  and represented approximately 4.9% and 5.1% of net sales for the second quarter and first six months of 2016, respectively.  Research and development expenses represented approximately 2.8% of net sales for both the second quarter and first six months of 2017, and represented approximately 2.6% of net sales for both the second quarter and first six months of 2016.  Selling and marketing expenses represented approximately 5.1% of net sales for both the second quarter and first six months of 2017, and represented approximately 5.2% of net sales for both the second quarter and first six months of 2016.

Operating income was $336.2 or 20.2% of net sales and $650.3 or 20.2% of net sales for the second quarter and first six months of 2017, respectively, compared to $300.3 or 19.4% of net sales and $539.8 or 18.0% of net sales for the second quarter and first six months of 2016, respectively.  Operating income for the second quarter and first six months of 2017 included $4.0 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) related to external transaction costs incurred in the second quarter of 2017.  Operating income for the first six months of 2016 included $30.3 of acquisition-related transaction expenses related to external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges related to the FCI acquisition.  These expenses had an impact on net income of $3.7 or $0.01 per share for the three and six months ended June 30, 2017, and $27.3 or $0.09 per share for the six months ended June 30, 2016.  Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $340.2 or 20.4% of net sales and $654.3 or 20.3% of net sales for the three and six months ended June 30, 2017, respectively, compared to $300.3 or 19.4% of net sales and $570.1 or 19.0% of net sales for the three and six months ended June 30, 2016, respectively.  The increase in the Adjusted Operating Margin for the three and six months ended June 30, 2017, compared to the same respective periods in 2016, was driven primarily by an increase in operating margin for the Interconnect Products and Assemblies segment, while the Cable Products and Solutions segment also contributed with an increase in operating margin for the six month period in 2017 relative to the same period in 2016.  Operating income for the Interconnect Products and Assemblies segment for the second quarter and first six months of 2017 was $348.4 or 22.3% of net sales and $672.4 or 22.2% of net sales, respectively, compared to $309.0 or 21.2% of net sales and $590.1 or 20.9% of net sales for the second quarter and first six months of 2016, respectively.  The increase in operating margin for the Interconnect Products and Assemblies segment was driven primarily by the higher gross profit margin as discussed above.  Operating income for the Cable Products and Solutions segment for the second quarter and first six months of 2017 was $16.0 or 14.9% of net sales and $29.7 or 14.6% of net sales, respectively, compared to $13.7 or 14.9% of net sales and $24.8 or 14.1% of net sales for the same periods in 2016, respectively.  The increase in operating margin for the Cable Products and Solutions segment for the first six months of 2017, compared to the same period in 2016, resulted primarily from higher sales volumes.

Interest expense for the second quarter and first six months of 2017 was $23.4 and $42.7, respectively, compared to $18.0 and $36.1 for the same periods in 2016, respectively.  The increase is primarily due to higher average debt levels, which resulted primarily from the Company’s dividend and stock buyback programs, and higher average interest rates partially driven by the senior note issuances in April 2017.

Other income, net, increased to $4.4 and $7.9 for the second quarter and first six months of 2017, respectively, compared to $1.7 and $2.7 for the same periods in 2016, respectively.  The increase is primarily related to higher interest income on higher cash equivalents and short-term investment balances.

The provision for income taxes for the second quarter and first six months of 2017 was at an effective tax rate of 20.1% and 21.9%, respectively.  As a result of the adoption of the new stock-based compensation standard (ASU 2016-09), option exercise activity had the impact of lowering the effective tax rate by approximately 660 basis points and increasing earnings per share by $0.07 for the second quarter of 2017 and approximately 470 basis points or $0.09 per share for the first six months of 2017.  The provision for income taxes for the second quarter and first six months of 2016 was at an effective tax rate of 26.5% and 27.5%, respectively.  The effective tax rate for the first six months of 2016 included the impact of acquisition-related expenses incurred during the first quarter of 2016, which increased the effective tax rate by approximately 100 basis points.  Refer to Note 15 of the Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $251.5 and $0.80, respectively, for the second quarter of 2017, compared to $206.5 and $0.65, respectively, for the same period in 2016.  Excluding the effect of the acquisition-related expenses incurred in the second quarter of 2017, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, as defined in the “Non-GAAP Financial Measures” section below, were $255.2 and $0.81, respectively, for the second quarter of 2017.  Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $476.4 and $1.51, respectively, for the first six months of 2017, compared to $363.2 and $1.15, respectively, for the same period in 2016.  Excluding the effect of the acquisition-related expenses incurred in the first six months of 2017 and 2016, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $480.1 and $1.52, respectively, for the six months ended June 30, 2017, compared to $390.5 and $1.24, respectively, for the six months ended June 30, 2016.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three and six months ended June 30, 2017 and 2016:

	2017				2016
			Net Income				Net Income
			attributable				attributable
	Operating	Operating	to Amphenol	Diluted	Operating	Operating	to Amphenol	Diluted
Three Months Ended June 30:	Income	Margin	Corporation	EPS	Income	Margin	Corporation	EPS
Reported (GAAP)	$336.2	20.2%	$251.5	$0.80	$300.3	19.4%	$206.5	$0.65
Acquisition-related expenses	4.0	0.2	3.7	0.01	-	-	-	-
Adjusted (non-GAAP)	$340.2	20.4%	$255.2	$0.81	$300.3	19.4%	$206.5	$0.65

Six Months Ended June 30:
Reported (GAAP)	$650.3	20.2%	$476.4	$1.51	$539.8	18.0%	$363.2	$1.15
Acquisition-related expenses	4.0	0.1	3.7	0.01	30.3	1.0	27.3	0.09
Adjusted (non-GAAP)	$654.3	20.3%	$480.1	$1.52	$570.1	19.0%	$390.5	$1.24

Liquidity and Capital Resources

At June 30, 2017 and December 31, 2016, the Company had cash, cash equivalents and short-term investments of $1,360.1 and $1,173.2, respectively.  The vast majority of the Company’s cash, cash equivalents and short-term investments on hand as of June 30, 2017 was located outside of the U.S.  The Company currently reinvests its cash, cash equivalents and short-term investments outside of the U.S.  Repatriation of such funds would result in the need to accrue and pay income taxes.  The Company plans to indefinitely reinvest such funds outside of the U.S. unless it becomes tax effective to repatriate such funds.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$518.2	$437.8
Net cash used in investing activities	(200.5)	(1,279.3)
Net cash used in financing activities	(64.7)	(99.4)
Effect of exchange rate changes on cash and cash equivalents	29.3	(2.3)
Net change in cash and cash equivalents	$282.3	$(943.2)

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths.  Cash flow provided by operating activities was $518.2 in the first six months of 2017 compared to $437.8 in the same 2016 period.  The increase in cash flow provided by operating activities for the first six months of 2017 compared to the same period in 2016 is primarily related to the increase in net income for the first six months of 2017, which was partially offset by a higher usage of cash related to the change in working capital.

In the first six months of 2017, working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $115.8, excluding the impact of acquisitions and foreign currency translation, primarily due to an increase in inventories and other current assets of $86.4 and $38.8, respectively, and a decrease in income taxes payable of $45.0, partially offset by an increase in accounts payable of $62.1.  In the first six months of 2016, working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $62.6, excluding the impact of acquisitions and foreign currency translation, primarily due to an increase in accounts receivable and inventories of $57.0 and $11.3, respectively, which were partially offset by an increase in accounts payable of $5.1.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at June 30, 2017 as compared to December 31, 2016.  Accounts receivable increased $58.0 to $1,407.3 primarily due to the impact of our 2017 acquisitions and the effect of translation from exchange rate changes at June 30, 2017 compared to December 31, 2016 (“Translation”).  Days sales outstanding at June 30, 2017 and December 31, 2016 were approximately 74 and 73 days, respectively.  Inventories increased $130.3 to $1,059.2, primarily to support expected future sales levels, as well as due to the effect of Translation and the impact of acquisitions.  Inventory days at June 30, 2017 and December 31, 2016 were 84 and 76 days, respectively.  Other current assets increased $26.0 to $165.8 primarily due to an increase in other receivables and prepaid expenses.  Property, plant and equipment, net, increased $58.0 to $769.4 primarily due to capital expenditures of $100.2 as well as Translation and the impact of acquisitions, partially offset by depreciation of $84.0.  Goodwill increased $223.6 to $3,902.4 primarily as a result of goodwill recognized related to three acquisitions in the Interconnect Products and Assemblies segment during the first six months of 2017, as well as Translation.  Accounts payable increased $91.7 to $769.9, primarily as a result of an increase in purchasing activity related to higher sales levels as well as Translation and the impact of acquisitions.  Payable days at June 30, 2017 and December 31, 2016 were approximately 61 and 55 days, respectively.

During the three and six months ended June 30, 2017, the Company did not make a cash contribution to its defined benefit pension plans (the “Plans”), and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2017 of approximately $25.0, the majority of which will be to the defined benefit pension plans in the United States (“U.S. Plans”).  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.

In addition to cash flow from operating activities, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash.  The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the six months ended June 30, 2017 and 2016.  The increase in Free Cash Flow is directly related to the increase in net cash provided by operating activities (operating cash flow) during the first six months of 2017, as described in more detail above, which more than offset the increase in capital expenditures.

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities (GAAP)	$518.2	$437.8
Capital expenditures (GAAP)	(100.2)	(89.1)
Free Cash Flow (non-GAAP)	$418.0	$348.7

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash used in investing activities was $200.5 in the first six months of 2017, compared to $1,279.3 in the same period of 2016.  In the first six months of 2017, net cash used in investing activities was driven primarily by the use of $199.0 in cash to fund acquisitions, along with capital expenditures (net of disposals) of $99.5, partially offset by net sales and maturities of short-term investments of $98.0.  In the first six months of 2016, net cash used in investing activities was driven primarily by the use of $1,185.8 in cash to fund acquisitions, most significantly the acquisition of FCI for $1,178.6, capital expenditures (net of disposals) of $85.7 and net purchases of short-term investments of $7.8.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-debt, repurchases of common stock, proceeds from stock option exercises, dividend payments and distributions to noncontrolling interests.  As a result of the adoption of ASU 2016-09, any excess tax benefits associated with the exercise of stock options are no longer reflected as cash inflows from financing activities and are now reflected in operating activities; this provision of the new standard was adopted prospectively, and as such, cash flows from operating activities and financing activities for the prior period were not adjusted.

Net cash used in financing activities was $64.7 in the first six months of 2017, compared to $99.4 in the same period of 2016.  For the first six months of 2017, cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $399.9, dividend payments of $98.2, purchases of and distributions to noncontrolling interests of $19.6, and payments of costs related to the issuances of our two new senior notes of $5.2, partially offset by increased net borrowings of $385.2 and cash proceeds from the exercise of stock options of $73.0.  For the first six months of 2016, net cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $108.4, dividend payments of $86.3, payments to shareholders of noncontrolling interests of $4.1 and payments of costs related to the refinancing of our revolving credit facility of $3.0, partially offset by cash proceeds from the exercise of stock options including the related excess tax benefits of $84.3 and increased net borrowings of $18.1.

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

The Company has a $2,000.0 unsecured credit facility (the “Revolving Credit Facility”), which matures March 2021 and gives the Company the ability to borrow at a spread over LIBOR.  The Company intends to utilize the Revolving Credit Facility for general corporate purposes.  Costs related to the issuance of the Revolving Credit Facility in the first quarter of 2016 was $3.0.  At June 30, 2017, there were no borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At June 30, 2017, the Company was in compliance with the covenants under the Revolving Credit Facility.

Pursuant to the terms of the commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements (the “Commercial Paper Program”).  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The maximum aggregate principal amount of the commercial paper notes that may be outstanding under the Commercial Paper Program at any time is $2,000.0.  The amount of commercial paper notes outstanding as of June 30, 2017 was $654.7.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of June 30, 2017, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$375.0	1.55%	September 2017
750.0	2.55%	January 2019
400.0	2.20%	April 2020
375.0	3.125%	September 2021
500.0	4.00%	February 2022
350.0	3.20%	April 2024

The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of Senior Notes, subject to certain terms and conditions.  On April 5, 2017, the Company issued $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 (the “2020 Senior Notes”) and $350.0 principal amount of unsecured 3.20% Senior Notes due April 1, 2024 (the “2024 Senior Notes” and, together with the 2020 Senior Notes, the “Notes”).  The Company incurred approximately $5.2 of costs related to the issuances of the Notes during the first six months of 2017.  The Company intends to use the net proceeds to repay all of its outstanding $375.0 1.55% Senior Notes due on September 15, 2017 as well as for general corporate purposes.  Prior to the 1.55% Senior Notes maturing in September 2017, the Company used the net proceeds to repay amounts outstanding under its Commercial Paper Program.

Refer to Note 13 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

The Company generally pays a quarterly dividend on its Common Stock.  In October 2016, the Board of Directors approved an increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016, and in July 2017, approved a further increase in the quarterly dividend rate from $0.16 to $0.19 per share effective with dividends declared in the third quarter of 2017.  For the three and six months ended June 30, 2017, the Company paid dividends in the amount of $48.9 and $98.2, respectively, and declared dividends in the amount of $48.8 and $97.8, respectively.  For the three and six months ended June 30, 2016, the Company paid dividends in the amount of $43.0 and $86.3, respectively, and declared dividends in the amount of $43.2 and $86.3, respectively.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Commercial Paper Program.

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the six months ended June 30, 2017, the Company repurchased 5.7 million shares of its common stock for $399.9.  The Company has not repurchased any additional shares of its common stock through July 31, 2017.  As of July 31, 2017, the Company has remaining authorization to purchase up to approximately $600.1 of its common stock under the 2017 Stock Repurchase Program.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

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

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures defined below as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Company's Board of Directors and assessing related employee compensation measures.  Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and period-over-period comparative results, in addition to the reasons noted below.  Non-GAAP financial measures related to operating income, operating margin, net income attributable to Amphenol Corporation and diluted EPS exclude income and expenses that are not directly related to the Company's operating performance during the periods presented.  Items excluded in such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, certain discrete tax items and refinancing-related costs that may arise during such periods.  Non-GAAP financial measures related to net sales exclude the impact related to foreign currency exchange and acquisitions.  The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation, as a substitute for or superior to the related U.S. GAAP financial measures.  In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies, as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP.  The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three and six months ended June 30, 2017 and 2016 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates.  The Company does not have any significant concentration with any one counterparty.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2016 Annual Report.  The Company may borrow under its Revolving Credit Facility and Commercial Paper Program.  Any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, while any borrowings under the Commercial Paper Program are subject to floating interest rates.  Therefore, when the Company borrows under these debt instruments, the Company is subject to market risk from exposure to changes in interest rates.  As of June 30, 2017, there were no outstanding borrowings under the Revolving Credit Facility, while borrowings under the Commercial Paper Program were at an average floating rate of 1.46%.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2017, although there can be no assurances that interest rates will not change significantly.

Item 4.   Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  These controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1.0 billion of the Company’s common stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the three and six months ended June 30, 2017, the Company repurchased 2.0 million and 5.7 million shares of its common stock for $150.7 million and $399.9 million, respectively.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of its common stock through July 31, 2017.  As of July 31, 2017, the Company has remaining authorization to purchase up to approximately $600.1 million of its common stock under the 2017 Stock Repurchase Program.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.  The table below reflects the Company’s stock repurchases for the three months ended June 30, 2017:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
April 1 to April 30, 2017	—	$—	—	$750.8
May 1 to May 31, 2017	155,773	73.97	155,773	739.3
June 1 to June 30, 2017	1,844,227	75.48	1,844,227	600.1
Total	2,000,000	$75.36	2,000,000	$600.1

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1	Restated Certificate of Incorporation of Amphenol Corporation, dated August 3, 2016 (filed as Exhibit 3.1 to the June 30, 2016 10-Q).*
3.2	Amphenol Corporation, Third Amended and Restated By-Laws dated March 21, 2016 (filed as Exhibit 3.1 to the Form 8-K filed on March 22, 2016).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and the Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
4.2	Officers’ Certificate, dated January 26, 2012, establishing the 4.00% Senior Notes due 2022 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 26, 2012).*
4.3	Officers’ Certificate, dated January 30, 2014, establishing the 2.55% Senior Notes pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 30, 2014).*
4.4

Officer’s Certificate, dated September 12, 2014, establishing both the 1.550% Senior Notes due 2017 and the 3.125% Senior Notes due 2021 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 12, 2014).*

4.5

Officer’s Certificate, dated April 5, 2017, establishing both the 2.200% Senior Notes due 2020 and the 3.200% Senior Notes due 2024 pursuant to the Indenture (filed as Exhibits 4.2 to the Form 8-K filed on April 5, 2017).*

10.1

2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A for its 2017 Annual Meeting of Stockholders, filed on April 17, 2017).*

10.2	Form of 2017 Stock Option Agreement (filed as Exhibit 10.1 to the Form 8-K filed on May 19, 2017).*
10.3	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.4	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.5	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K filed on May 23, 2014).*
10.6	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.7	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.8	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016 (filed as Exhibit 10.6 to the December 31, 2016 10-K).*
10.9	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated November 10, 2016 (filed as Exhibit 10.7 to the December 31, 2016 10-K).*
10.10	Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 1, 2016 (filed as Exhibit 10.8 to the December 31, 2016 10-K).*
10.11	Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 13, 2016 (filed as Exhibit 10.9 to the December 31, 2016 10-K).*
10.12	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated May 2, 2017 (filed as Exhibit 10.12 to the June 30, 2017 10-Q).**
10.13	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.14	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.15	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.16	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.17	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.18	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.19	2017 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.16 to the December 31, 2016 10-K).*
10.20	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2014).*
10.21

Credit Agreement, dated as of March 1, 2016, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on March 2, 2016).*

10.22	Continuing Agreement for Standby Letters of Credit between the Company and Deutsche Bank dated March 4, 2009 (filed as Exhibit 10.36 to the March 31, 2009 10-Q).*
10.23	The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011 (filed as Exhibit 10.32 to the December 31, 2011 10-K).*
10.24

First Amendment to The Amphenol Corporation Employee Savings/401(k) Plan Adoption Agreement as amended and restated effective December 14, 2011, dated March 30, 2012 (filed as Exhibit 10.36 to the June 30, 2012 10-Q).*

10.25

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

10.27	Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.28	Amphenol Corporation Supplemental Defined Contribution Plan as amended and restated effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
10.29

Commercial paper program form of Dealer Agreement dated as of August 29, 2014 between the Company, Citibank Global Markets and JP Morgan Securities LLC (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2014).*

10.30	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 10-K).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*     Incorporated herein by reference as stated.

**   Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

	By:	/s/ Craig A. Lampo
Craig A. Lampo
Authorized Signatory
and Principal Financial Officer

Date: August 3, 2017