Form 10-Q
period 2017-09-30
AMPHENOL CORP /DE/
filed 2017-11-02
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 OR

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

As of October 31, 2017, the total number of shares outstanding of the registrant’s Class A Common Stock was 305,339,096.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,452.2	$1,034.6
Short-term investments	37.4	138.6
Total cash, cash equivalents and short-term investments	1,489.6	1,173.2
Accounts receivable, less allowance for doubtful accounts of $19.4 and $23.6, respectively	1,575.5	1,349.3
Inventories	1,098.2	928.9
Other current assets	189.6	139.8
Total current assets	4,352.9	3,591.2

Property, plant and equipment, less accumulated depreciation of $1,156.4 and $1,007.2, respectively	790.1	711.4
Goodwill	3,969.3	3,678.8
Intangibles, net and other long-term assets	496.5	517.3

	$9,608.8	$8,498.7

Liabilities & Equity
Current Liabilities:
Accounts payable	$826.8	$678.2
Accrued salaries, wages and employee benefits	143.4	131.8
Accrued income taxes	102.0	125.1
Accrued dividends	57.9	49.3
Other accrued expenses	302.5	275.6
Current portion of long-term debt	1.1	375.2
Total current liabilities	1,433.7	1,635.2

Long-term debt, less current portion	3,559.7	2,635.5
Accrued pension and postretirement benefit obligations	285.0	288.4
Other long-term liabilities	221.1	216.5

Equity:
Common stock	0.3	0.3
Additional paid-in capital	1,187.8	1,020.9
Retained earnings	3,165.3	3,122.7
Accumulated other comprehensive loss	(286.2)	(469.0)
Total shareholders’ equity attributable to Amphenol Corporation	4,067.2	3,674.9

Noncontrolling interests	42.1	48.2
Total equity	4,109.3	3,723.1

	$9,608.8	$8,498.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$1,840.8	$1,635.9	$5,067.4	$4,635.3
Cost of sales	1,234.7	1,098.6	3,392.8	3,141.3
Gross profit	606.1	537.3	1,674.6	1,494.0
Acquisition-related expenses	—	6.3	4.0	36.6
Selling, general and administrative expenses	228.2	204.7	642.4	591.3
Operating income	377.9	326.3	1,028.2	866.1

Interest expense	(24.6)	(18.1)	(67.3)	(54.2)
Other income, net	5.1	2.3	12.9	5.0
Income before income taxes	358.4	310.5	973.8	816.9
Provision for income taxes	(78.1)	(83.4)	(212.7)	(222.6)
Net income	280.3	227.1	761.1	594.3
Less: Net income attributable to noncontrolling interests	(2.8)	(2.8)	(7.2)	(6.8)

Net income attributable to Amphenol Corporation	$277.5	$224.3	$753.9	$587.5

Net income per common share — Basic	$0.91	$0.73	$2.47	$1.91

Weighted average common shares outstanding — Basic	305.0	308.9	305.8	308.3

Net income per common share — Diluted	$0.88	$0.71	$2.39	$1.86

Weighted average common shares outstanding — Diluted	315.7	315.7	316.1	315.1

Dividends declared per common share	$0.19	$0.14	$0.51	$0.42

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$280.3	$227.1	$761.1	$594.3
Total other comprehensive income, net of tax:
Foreign currency translation adjustments	52.1	26.0	172.4	37.3
Unrealized gain (loss) on cash flow hedges	(0.6)	1.3	—	2.3
Defined benefit plan adjustment, net of tax of ($2.2) and ($6.7) for 2017 and ($2.2) and ($6.6) for 2016, respectively	4.2	4.0	12.5	12.0
Total other comprehensive income, net of tax	55.7	31.3	184.9	51.6

Total comprehensive income	336.0	258.4	946.0	645.9

Less: Comprehensive income attributable to noncontrolling interests	(3.6)	(2.7)	(9.3)	(6.2)

Comprehensive income attributable to Amphenol Corporation	$332.4	$255.7	$936.7	$639.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2017	2016
Cash from operating activities:
Net income	$761.1	$594.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	168.5	163.6
Stock-based compensation expense	37.1	35.5
Excess tax benefits from stock-based compensation payment arrangements	—	(33.2)
Net change in components of working capital	(252.8)	(27.4)
Net change in other long-term assets and liabilities	2.5	(4.1)

Net cash provided by operating activities	716.4	728.7

Cash from investing activities:
Capital expenditures	(155.8)	(136.3)
Proceeds from disposals of property, plant and equipment	2.0	4.0
Purchases of short-term investments	(36.1)	(173.3)
Sales and maturities of short-term investments	140.4	33.3
Acquisitions, net of cash acquired	(243.5)	(1,272.6)

Net cash used in investing activities	(293.0)	(1,544.9)

Cash from financing activities:
Proceeds from issuance of senior notes, net	749.3	—
Repayments of long-term debt	(375.0)	—
Borrowings under commercial paper program, net	173.6	145.8
Payment of costs related to debt financing	(5.2)	(3.0)
Proceeds from exercise of stock options	134.4	120.8
Excess tax benefits from stock-based compensation payment arrangements	—	33.2
Distributions to and purchases of noncontrolling interests	(22.1)	(5.8)
Purchase and retirement of treasury stock	(555.6)	(229.6)
Dividend payments	(147.1)	(129.4)

Net cash used in financing activities	(47.7)	(68.0)

Effect of exchange rate changes on cash and cash equivalents	41.9	0.6

Net change in cash and cash equivalents	417.6	(883.6)
Cash and cash equivalents balance, beginning of period	1,034.6	1,737.2

Cash and cash equivalents balance, end of period	$1,452.2	$853.6

Cash paid for:
Interest	$78.0	$65.2
Income taxes	244.1	192.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in millions, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, the related condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the related condensed consolidated statements of cash flow for the nine months ended September 30, 2017 and 2016 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol”, the “Company”, “we”, “our”, or “us”).  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”).

Note 2—New Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016‑09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016‑09”), which simplifies certain provisions associated with the accounting for stock compensation. ASU 2016‑09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.  Effective January 1, 2017, the Company adopted ASU 2016‑09, which requires any excess tax benefits and tax deficiencies to be recorded as a discrete income tax item in the statement of income in the period in which they occur.  For the three and nine months ended September 30, 2017, this change resulted in the recognition of tax benefits of approximately $16.6 (or $0.05 per share) and $45.8 (or $0.14 per share), respectively, within the provision for income taxes in the accompanying Condensed Consolidated Statements of Income.  Under previous accounting guidance, these tax benefits would have been recorded directly to equity.  Since this provision of the standard was applied prospectively, there was no impact to prior periods.  As of January 1, 2017, the Company did not have any unrecognized excess tax benefits in which the related tax deduction did not reduce income taxes payable and therefore, there was no cumulative-effect adjustment to beginning retained earnings.  The ASU also eliminated the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities in the statement of cash flows, but rather requires such excess tax benefits and deficiencies to be classified within operating activities, consistent with other cash flows related to income taxes.  The Company adopted this provision prospectively, and prior period amounts in the Statements of Cash Flow have not been adjusted.  As permitted, the Company elected to continue its existing accounting practice of estimating forfeitures when recognizing stock-based compensation expense.  Other provisions of this standard did not and are not expected to have a material impact on our consolidated financial statements.  The impact of this guidance on our consolidated financial statements could result in significant fluctuations in our effective tax rate in the future, since the provision for income taxes will be impacted by the timing and intrinsic value of future stock-based compensation award exercises.  Refer to Note 6, Note 8 and Note 15 for further discussion on the impact of this standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the two-step goodwill impairment assessment process requiring an entity to calculate any impairment as the difference between a reporting unit’s implied fair value of goodwill and the carrying value of the goodwill.  Rather, ASU 2017-04 would now require any goodwill impairment charges to be calculated as the difference between a reporting unit’s fair value and its carrying value, with the loss being limited to its carrying value.  ASU 2017-04 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 with prospective application, and early adoption is allowed.  Although the Company early adopted ASU 2017-04 in the third quarter of 2017 in conjunction with its annual impairment assessment, the

Company concluded that a Step 1 assessment was not required given the results of our annual impairment assessment discussed in Note 12 herein.  As such, ASU 2017-04 did not have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. (“ASU”) 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract(s), (3) determine the transaction price(s), (4) allocate the transaction price(s) to the performance obligations in the contract(s), and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  The guidance under ASU 2014‑09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  Since 2014, the FASB has issued various related updates including, but not limited to, ASU 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations, and ASU 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements.  The Company has an implementation plan involving teams across our organization to review and implement the requirements of ASU 2014‑09.  We have substantially completed the review of our existing contracts and the related revenue streams, and based on the results of this review, we expect most of our revenue to be recognized on a “point-in-time” basis which is consistent with current practice, with a small portion of our revenue to be recognized “over time” under the new standard.  In the third quarter of 2017, we began making system reporting changes to incorporate the impact of the new standard into our financial reporting processes; implementing the related internal controls, policies, and processes; and drafting the required disclosures.  We will expand our financial statement disclosures in the first quarter of 2018 to comply with this new standard, specifically regarding the disaggregation of revenue and performance obligations, among other requirements.  As permitted under the standard, the Company will adopt ASU 2014‑09 in the first quarter of 2018 using the modified retrospective approach and has begun quantifying the impact of the cumulative effect of applying this new standard on existing, uncompleted contracts at the adoption date, which will result in an adjustment to the opening balance of retained earnings as of January 1, 2018.

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

In March 2017, the FASB issued ASU 2017‑07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017‑07”), requiring employers to provide more details about the components of costs related to retirement benefits.  Specifically, ASU 2017‑07 requires employers to report the service costs for providing pensions to employees in the same line item as other employee compensation costs, while the other pension-related costs such as interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets, should be reported separately and outside of the subtotal of operating income.  ASU 2017‑07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted only if adopted in the first quarter of the Company’s fiscal year.  The Company has evaluated ASU 2017‑07, which requires certain expenses to be reclassified within the income statement, and we do not expect the reclassification to be material.  The Company will adopt this new standard in the first quarter of 2018.

In May 2017, the FASB issued ASU 2017‑09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017‑09”), which provides guidance to determine which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718.  ASU 2017‑09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and requires prospective application to changes in terms or conditions of awards occurring on or after the adoption date.  The Company is evaluating ASU 2017‑09 and we do not believe it will have a material impact on our consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	September 30,	December 31,
	2017	2016
Raw materials and supplies	$384.5	$319.8
Work in process	366.8	313.4
Finished goods	346.9	295.7
	$1,098.2	$928.9

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

The segment results for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Interconnect Products		Cable Products		Total Reportable
	and Assemblies		and Solutions		Business Segments
Three Months Ended September 30:	2017	2016	2017	2016	2017	2016
Net sales:
External	$1,731.5	$1,543.2	$109.3	$92.7	$1,840.8	$1,635.9
Intersegment	2.7	1.5	10.9	8.7	13.6	10.2
Segment operating income	388.3	342.0	14.3	13.8	402.6	355.8

Nine Months Ended September 30:
Net sales:
External	$4,754.3	$4,366.9	$313.1	$268.4	$5,067.4	$4,635.3
Intersegment	6.9	5.0	31.5	21.6	38.4	26.6
Segment operating income	1,060.8	932.2	44.0	38.6	1,104.8	970.8

A reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2017 and 2016 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment operating income	$402.6	$355.8	$1,104.8	$970.8
Interest expense	(24.6)	(18.1)	(67.3)	(54.2)
Other income, net	5.1	2.3	12.9	5.0
Stock-based compensation expense	(12.6)	(12.2)	(37.1)	(35.5)
Acquisition-related expenses	—	(6.3)	(4.0)	(36.6)
Other operating expenses	(12.1)	(11.0)	(35.5)	(32.6)
Income before income taxes	$358.4	$310.5	$973.8	$816.9

Note 5—Changes in Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the nine months ended September 30, 2017 is as follows:

	Amphenol Corporation Shareholders
					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2016	308.3	$0.3	$1,020.9	$3,122.7	$(469.0)	$—	$48.2	$3,723.1
Net income				753.9			7.2	761.1
Other comprehensive income					182.8		2.1	184.9
Acquisitions resulting in noncontrolling interest							1.2	1.2
Purchase of noncontrolling interest			(5.5)				(9.5)	(15.0)
Distributions to shareholders of noncontrolling interests							(7.1)	(7.1)
Purchase of treasury stock						(555.6)		(555.6)
Retirement of treasury stock	(7.7)			(555.6)		555.6		—
Stock options exercised	4.4		135.3					135.3
Dividends declared				(155.7)				(155.7)
Stock-based compensation expense			37.1					37.1
Balance as of September 30, 2017	305.0	$0.3	$1,187.8	$3,165.3	$(286.2)	$—	$42.1	$4,109.3

A rollforward of consolidated changes in equity for the nine months ended September 30, 2016 is as follows:

	Amphenol Corporation Shareholders
					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2015	308.0	$0.3	$783.3	$2,804.4	$(349.5)	$—	$39.9	$3,278.4
Net income				587.5			6.8	594.3
Other comprehensive income (loss)					52.2		(0.6)	51.6
Acquisitions resulting in noncontrolling interest							6.4	6.4
Distributions to shareholders of noncontrolling interests							(5.8)	(5.8)
Purchase of treasury stock						(229.6)		(229.6)
Retirement of treasury stock	(4.0)			(229.6)		229.6		—
Stock options exercised, including tax benefit	4.7		153.4					153.4
Dividends declared				(129.5)				(129.5)
Stock-based compensation expense			35.5					35.5
Balance as of September 30, 2016	308.7	$0.3	$972.2	$3,032.8	$(297.3)	$—	$46.7	$3,754.7

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share data)	2017	2016	2017	2016
Net income attributable to Amphenol Corporation shareholders	$277.5	$224.3	$753.9	$587.5
Basic weighted average common shares outstanding	305.0	308.9	305.8	308.3
Effect of dilutive stock options	10.7	6.8	10.3	6.8
Diluted weighted average common shares outstanding	315.7	315.7	316.1	315.1
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.91	$0.73	$2.47	$1.91
Diluted	$0.88	$0.71	$2.39	$1.86

Excluded from the computations above were anti-dilutive common shares of 5.3 million and 13.2 million for the three months ended September 30, 2017 and 2016, respectively and 2.1 million and 11.0 million for the nine months ended September 30, 2017 and 2016, respectively.

In addition to the impact on the provision for income taxes discussed in Note 2 herein, the adoption of ASU 2016-09 in 2017 requires that excess tax benefits and tax deficiencies be excluded from the assumed proceeds available in calculating the dilutive effect of stock options under the treasury stock method.  As required, the Company adopted this provision of the new standard prospectively, which had the effect of increasing the Company’s diluted weighted average common shares outstanding by approximately two million shares for both the three and nine months ended September 30, 2017.

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

Note 8—Stock-Based Compensation

For the three months ended September 30, 2017 and 2016, the Company’s income before income taxes was reduced for stock-based compensation expense of $12.6 and $12.2, respectively, and for the nine months ended September 30, 2017 and 2016, the Company’s income before income taxes was reduced for stock-based compensation expense of $37.1 and $35.5, respectively.  In addition, for the three months ended September 30, 2017 and 2016, the Company recognized income tax benefits associated with stock-based compensation of $19.5 and $2.9, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recognized income tax benefits associated with stock-based compensation of $54.7 and $8.5, respectively.  The income tax benefits during the three and nine months ended September 30, 2017 above include the tax benefit from option exercises during such periods in accordance with ASU 2016‑09 (Note 2).  Under previous accounting guidance, a portion of this benefit would have been recorded directly to equity.  The income tax benefit associated with stock options is included in the provision for income taxes in the accompanying Condensed Consolidated Statements of Income.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”).  The Company also continues to maintain the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2009 Employee Option Plan”) and the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2000 Employee Option Plan”), although no additional stock options will be granted under the 2009 Employee Option Plan or the 2000 Employee Option Plan.  A committee of the Company’s Board of Directors has been authorized to grant stock options pursuant to the 2017 Employee Option Plan.  The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2017 Employee Option Plan is 30,000,000 shares. As of September 30, 2017, there were 22,970,400 shares of Common Stock available for the granting of additional stock options under the 2017 Employee Option Plan.   Options granted under the 2017 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.   Options granted under the 2000 Employee Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  As of September 30, 2017, there were 140,000 shares of Common Stock available for the granting of additional stock options under the 2004 Directors Option Plan, although no additional stock options are expected to be granted under this plan.  Options were last granted under the 2004 Directors Option Plan in May 2011.  Options granted under the 2004 Directors Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three and nine months ended September 30, 2017 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2017	32,266,391	$44.14	7.03	$744.1
Options granted	—
Options exercised	(834,925)
Options forfeited	(45,660)
Options outstanding at March 31, 2017	31,385,806	44.54	6.85	835.7
Options granted	6,886,600
Options exercised	(1,759,976)
Options forfeited	(70,160)
Options outstanding at June 30, 2017	36,442,270	50.65	7.33	844.3
Options granted	143,000
Options exercised	(1,757,971)
Options forfeited	(27,400)
Options outstanding at September 30, 2017	34,799,899	$51.56	7.20	$1,151.2
Vested and non-vested options expected to vest at September 30, 2017	32,626,495	$50.85	7.11	$1,102.3
Exercisable options at September 30, 2017	15,026,939	$38.97	5.58	$686.2

A summary of the status of the Company’s non-vested options as of September 30, 2017 and changes during the three and nine months then ended is as follows:

		Weighted
		Average Fair
		Value at Grant
	Options	Date
Non-vested options at January 1, 2017	18,725,570	$7.99
Options granted	—	—
Options vested	(82,740)	8.17
Options forfeited	(45,660)	7.84
Non-vested options at March 31, 2017	18,597,170	7.98
Options granted	6,886,600	8.77
Options vested	(5,668,910)	7.91
Options forfeited	(70,160)	8.20
Non-vested options at June 30, 2017	19,744,700	8.28
Options granted	143,000	9.33
Options vested	(87,340)	8.07
Options forfeited	(27,400)	7.94
Non-vested options at September 30, 2017	19,772,960	$8.29

During the three and nine months ended September 30, 2017 and 2016, the following activity occurred under the Company’s option plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total intrinsic value of stock options exercised	$77.0	$72.7	$191.1	$155.3
Total fair value of stock options vested	0.7	0.6	46.2	43.0

As of September 30, 2017, the total compensation cost related to non-vested options not yet recognized was approximately $132.6 with a weighted average expected amortization period of 3.48 years.

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

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of September 30, 2017, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 124,164.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three and nine months ended September 30, 2017 was as follows:

			Weighted
			Average Remaining
	Restricted	Fair Value at	Amortization Term
	Shares	Grant Date	(in years)
Restricted shares outstanding at January 1, 2017	16,905	$57.99	0.38
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2017	16,905	57.99	0.13
Shares vested and issued	(16,905)	57.99
Restricted shares granted	11,526	72.90
Restricted shares outstanding at June 30, 2017	11,526	72.90	0.89
Restricted shares granted	1,379	76.13
Restricted shares outstanding at September 30, 2017	12,905	$73.25	0.65

As of September 30, 2017, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.6 with a weighted average expected amortization period of 0.65 years.

Note 9—Shareholders’ Equity

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the nine months ended September 30, 2017, the Company repurchased 7.7 million shares of its common stock for $555.6.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of its common stock through October 31, 2017.  As of October 31, 2017, the Company has remaining authorization to purchase up to approximately $444.4 of its common stock under the 2017 Stock Repurchase Program.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  In October 2016, the Board of Directors approved an increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016, and in July 2017, approved a further increase in the quarterly dividend rate from $0.16 to $0.19 per share effective with dividends declared in the third quarter of 2017.  For the three and nine months ended September 30, 2017, the Company paid dividends in the amount of $48.8 and $147.1, respectively, and declared dividends in the amount of $57.9 and $155.7, respectively.  For the three and nine months ended September 30, 2016, the Company paid dividends in the amount of $43.1 and $129.4, respectively, and declared dividends in the amount of $43.2 and $129.5, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three and nine months ended September 30, 2017 and 2016:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended September 30:	2017	2016	2017	2016
Service cost	$2.5	$2.3	$—	$—
Interest cost	5.0	5.2	0.1	0.1
Expected return on plan assets	(7.8)	(7.6)	—	—
Amortization of prior service cost	0.7	0.6	—	—
Amortization of net actuarial losses	5.8	5.6	0.2	0.2
Net pension expense	$6.2	$6.1	$0.3	$0.3

Nine Months Ended September 30:
Service cost	$7.3	$6.9	$—	$0.1
Interest cost	14.9	15.8	0.3	0.3
Expected return on plan assets	(23.2)	(22.7)	—	—
Amortization of transition obligation	—	(0.1)	—	—
Amortization of prior service cost	2.1	1.7	—	—
Amortization of net actuarial losses	17.2	16.7	0.5	0.5
Net pension expense	$18.3	$18.3	$0.8	$0.9

During the nine months ended September 30, 2017, the Company made cash contributions of approximately $17.0 to the U.S. Plans, and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2017 of approximately $25.0, the majority of which will be to the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the nine months ended September 30, 2017 and 2016, the total matching contributions to the U.S. defined contribution plans were approximately $5.0 and $3.5, respectively.

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

The Company completed several other acquisitions at the end of 2016 and throughout 2017 and is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed.  The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments.  These other acquisitions were not material to the Company either individually or in the aggregate.

Acquisition-related Expenses

During the nine months ended September 30, 2017, the Company incurred approximately $4.0 ($3.7 after-tax) of acquisition-related expenses related to external transaction costs.  During the nine months ended September 30, 2016, the Company incurred approximately $30.3 ($27.3 after-tax) of acquisition-related expenses in the first quarter of 2016 related to the acquisition of FCI, primarily related to external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges; and approximately $6.3 ($5.8 after-tax) of acquisition-related transaction expenses in the third quarter of 2016 related to other 2016 acquisitions.  Such acquisition-related expenses are separately presented in the accompanying Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2016	$3,532.5	$146.3	$3,678.8
Acquisition-related	192.7	—	192.7
Foreign currency translation	97.8	—	97.8
Goodwill at September 30, 2017	$3,823.0	$146.3	$3,969.3

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each July 1 or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”,  as the components of these reportable business segments have similar economic characteristics.  In 2017, as part of our annual evaluation, the Company utilized the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment.   As part of this assessment, the Company reviews qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit.  In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount.  During the third quarter, the Company determined that it was more likely than not that the fair value of its reporting units exceeded their respective carrying amounts and therefore, a quantitative assessment was not required.   The Company has not recognized any goodwill impairment in 2017, 2016 or 2015 in connection with its annual impairment test.

Other than goodwill noted above, as well as indefinite-lived trade name intangible assets of approximately $186.1 as of September 30, 2017 and December 31, 2016, the Company’s intangible assets are subject to amortization.  A summary of the Company’s amortizable intangible assets as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$390.2	$188.9	$201.3	$381.1	$159.1	$222.0
Proprietary technology	107.5	48.5	59.0	106.7	40.9	65.8
Backlog and other	34.0	33.6	0.4	34.0	33.5	0.5
Total	$531.7	$271.0	$260.7	$521.8	$233.5	$288.3

Customer relationships, proprietary technology, and backlog and other amortizable intangible assets have weighted average useful lives of approximately 10 years, 11 years and 2 years, respectively, for an aggregate weighted average useful life of approximately 10 years at September 30, 2017.

The Company reviews its identifiable intangible assets subject to amortization whenever events or changes in circumstances indicate the carrying amount may not be recoverable, while any indefinite-lived intangible assets that are not subject to amortization are reviewed at least annually for impairment.  In the third quarter of 2017, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets.  Based on our qualitative assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts.  There have been no impairments recorded in 2017, 2016 or 2015 as a result of such reviews.

Intangible assets are included in Intangibles, net and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended September 30, 2017 and 2016 was approximately $12.3 and $11.6, respectively.  The amortization expense for the nine months ended September 30, 2017 and 2016 was approximately $36.4 and $42.8, respectively.  Amortization expense for the nine months ended September 30, 2016 included $8.0 related to the amortization of acquired backlog from the FCI acquisition.  As of September 30, 2017, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2017 is approximately $12.3 and for each of the next five fiscal years is approximately $45.2 in 2018, $41.3 in 2019, $35.9 in 2020, $30.4 in 2021 and $23.1 in 2022.

Note 13—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	September 30, 2017		December 31, 2016
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
Commercial Paper Program	1,191.9	1,191.9	1,018.9	1,018.9
1.55% Senior Notes due September 2017	—	—	374.9	375.4
2.55% Senior Notes due January 2019	749.7	756.1	749.5	758.3
2.20% Senior Notes due April 2020	399.7	400.6	—	—
3.125% Senior Notes due September 2021	374.8	383.5	374.8	380.4
4.00% Senior Notes due February 2022	499.5	527.7	499.4	523.7
3.20% Senior Notes due April 2024	349.6	354.1	—	—
Notes payable to foreign banks and other debt	9.6	9.6	5.5	5.5
Less deferred debt issuance costs	(14.0)	—	(12.3)	—
Total debt	3,560.8	3,623.5	3,010.7	3,062.2
Less current portion	1.1	1.1	375.2	375.7
Total long-term debt	$3,559.7	$3,622.4	$2,635.5	$2,686.5

Revolving Credit Facility

The Company has a $2,000.0 unsecured credit facility (the “Revolving Credit Facility”), which matures March 2021 and gives the Company the ability to borrow at a spread over LIBOR.  The Company may utilize the Revolving Credit Facility for general corporate purposes.  At September 30, 2017, there were no borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2017, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Commercial Paper Program

The Company has a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements.  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par, and bears varying interest rates on a fixed or floating basis. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The maximum aggregate principal amount of the Commercial Paper outstanding under the Commercial Paper Program at any time is $2,000.0.  The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Revolving Credit Facility.  The Commercial Paper is actively traded and is therefore classified as Level 1 in the fair value hierarchy (Note 14).  The carrying value of Commercial Paper borrowings approximated their fair value.  The average interest rate on the Commercial Paper as of September 30, 2017 was 1.48%.

Senior Notes

All of the Company’s outstanding senior notes, listed in the table above, are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the senior notes is payable semiannually. The Company may, at its option, redeem some or all of any series of senior notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase and, with certain exceptions, a make-whole premium. The fair value of each series of senior notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 14).

On April 5, 2017, the Company issued $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 at 99.922% of face value (the “2020 Senior Notes”) and $350.0 principal amount of unsecured 3.20% Senior Notes due April 1, 2024 at 99.888% of face value (the “2024 Senior Notes” and, together with the 2020 Senior Notes, the “Notes”).  Interest on each of these series of Notes is payable semiannually on April 1 and October 1 of each year, commencing on October 1, 2017.  The Company may, at its option, redeem some or all of the 2020 Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium.  The Company may, at its option, redeem some or all of the 2024 Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to February 1, 2024, a make-whole premium.  For the nine months ended September 30, 2017, the Company incurred approximately $5.2 of costs related to the issuances of the Notes.

In September 2017, the Company used the net proceeds from the Notes to repay all of its outstanding $375.0 1.55% Senior Notes that were due September 15, 2017, with the remainder of the net proceeds being used for general corporate purposes.  As of December 31, 2016, such 1.55% Senior Notes were recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets which have identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at September 30, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
September 30, 2017:
Short-term investments	$37.4	$37.4	$—	$—
Forward contracts	2.5	—	2.5	—
Total	$39.9	$37.4	$2.5	$—

December 31, 2016:
Short-term investments	$138.6	$138.6	$—	$—
Forward contracts	8.4	—	8.4	—
Total	$147.0	$138.6	$8.4	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amount recognized in Accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2017 and 2016 were not material.  The fair values of the forward contracts are recorded within Other current assets, Intangibles, net and other long-term assets, Other accrued expenses or Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 15—Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Provision for income taxes	$(78.1)	$(83.4)	$(212.7)	$(222.6)
Effective tax rate	21.8%	26.9%	21.8%	27.2%

As a result of the adoption of the new stock-based compensation standard (ASU 2016-09), stock option exercise activity had the impact of lowering our effective tax rate by approximately 470 basis points for both the third quarter and first nine months of 2017.  The adoption of ASU 2016-09 was applied prospectively and therefore, there was no such impact to the provision for income taxes for the third quarter and first nine months of 2016.  Refer to Note 2 herein for further information regarding the impact associated with the adoption of this new accounting standard.  Acquisition-related expenses had the impact of increasing  the effective tax rate for the third quarter and the first nine months of 2016 by approximately 40 basis points and 70 basis points, respectively.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion.  With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2013 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable.  As of September 30, 2017, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $136.0, which is included in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation.  Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $5.1.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended September 30, 2017 has been derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included herein, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”.  For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meanings as these aforementioned non-GAAP financial measures.  Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including the non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Results of Operations

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Net sales were $1,840.8 in the third quarter of 2017 compared to $1,635.9 in the third quarter of 2016, which represented an increase of 13% in U.S. dollars, 12% in constant currencies and 8% organically over the same prior year quarter.  Net sales were $5,067.4 in the first nine months of 2017 compared to $4,635.3 in the first nine months of 2016, which represented an increase of 9% in U.S. dollars, 10% in constant currencies and 6% organically over the same prior year period.  Net sales in the Interconnect Products and Assemblies segment (approximately 94% of net sales) in the third quarter of 2017 increased 12% in U.S. dollars, 11% in constant currencies and 8% organically compared to the same period in 2016, and increased 9% in U.S. dollars, 10% in constant currencies and 7% organically in the first nine months of 2017 compared to the same period in 2016.  The sales growth was driven by increases in the industrial, automotive, military, and information technology and data communications markets, arising primarily from organic growth along with contributions from the Company’s acquisitions, offset in part by a decline in the mobile networks market.  The mobile devices market experienced an increase in net sales for the third quarter of 2017 compared to the same period in 2016, but a decrease for the first nine months of 2017 compared to the same period in 2016.  The commercial aerospace market was relatively flat in the third quarter and first nine months of 2017, relative to the same respective periods in 2016.  Net sales in the Cable Products and Solutions segment (approximately 6% of net sales) in the third quarter of 2017 increased 18% in both U.S. dollars and constant currencies compared to the same period in 2016, and increased 17% in U.S. dollars and 15% in constant currencies in the first nine months of 2017 compared to the same period in 2016.  The increase in Cable Products and Solutions sales was driven primarily by an acquisition in the third quarter of 2016.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2017 and 2016:

			Percentage Growth (relative to same prior year period)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
Three Months Ended September 30:	2017	2016	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$1,731.5	$1,543.2	12%	1%	11%	3%	8%
Cable Products and Solutions	109.3	92.7	18%	—%	18%	13%	5%
Consolidated	$1,840.8	$1,635.9	13%	1%	12%	4%	8%

Nine Months Ended September 30:
Net sales:
Interconnect Products and Assemblies	$4,754.3	$4,366.9	9%	(1)%	10%	3%	7%
Cable Products and Solutions	313.1	268.4	17%	2%	15%	12%	3%
Consolidated	$5,067.4	$4,635.3	9%	(1)%	10%	4%	6%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 4 of the accompanying financial statements.
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

Geographically, sales in the United States in the third quarter and first nine months of 2017 increased approximately 12% and 13% in U.S. dollars, respectively  ($502.7 and $1,437.1, respectively, in 2017 versus $448.3 and $1,276.8, respectively, in 2016), and increased organically by approximately 5% and 6%, respectively, compared to the same periods in 2016.  International sales in the third quarter of 2017 increased approximately 13% in U.S. dollars ($1,338.1 in 2017 versus $1,187.6 in 2016), 12% in constant currencies and 9% organically, compared to the same period in 2016.  International sales in the first nine months of 2017 increased approximately 8% in U.S. dollars ($3,630.3 in 2017 versus $3,358.5 in 2016), 9% in constant currencies and 6% organically, compared to the same period in 2016.  The comparatively weaker U.S. dollar for the third quarter of 2017 had the effect of increasing sales by approximately $13.3, when compared to foreign currency translation rates for the same period in 2016.  The comparatively stronger U.S. dollar for the first nine months of 2017 had the effect of decreasing sales by approximately $22.7, when compared to foreign currency translation rates for the same periods in 2016.

Gross profit margin as a percentage of net sales was 32.9% and 33.0% for the third quarter and first nine months of 2017, respectively, compared to 32.9% and 32.2% for the third quarter and first nine months of 2016, respectively.  The increase in gross profit margin as a percentage of net sales for the nine-month period relates primarily to higher gross profit margins in the Interconnect Products and Assemblies segment reflecting the benefit of higher volumes and strong operational execution as well as gross margin improvement related to FCI.

Selling, general and administrative expenses increased to $228.2 or 12.4% of net sales and $642.4 or 12.7% of net sales for the third quarter and first nine months of 2017, respectively, compared to $204.7 or 12.5% of net sales and

$591.3 or 12.8% of net sales for the third quarter and first nine months of 2016, respectively.  Administrative expenses represented approximately 4.8% and 4.9% of net sales for the third quarter and first nine months of 2017, respectively, and represented approximately 4.8% and 5.0% of net sales for the third quarter and first nine months of 2016, respectively.  Research and development expenses represented approximately 2.8% of net sales for both the third quarter and first nine months of 2017, and represented approximately 2.6% of net sales for both the third quarter and first nine months of 2016.  Selling and marketing expenses represented approximately 4.8% and 5.0% of net sales for the third quarter and first nine months of 2017, respectively, and represented approximately 5.1% and 5.2% of net sales for the third quarter and first nine months of 2016, respectively.

Operating income was $377.9 or 20.5% of net sales and $1,028.2 or 20.3% of net sales for the third quarter and first nine months of 2017, respectively, compared to $326.3 or 19.9% of net sales and $866.1 or 18.7% of net sales for the third quarter and first nine months of 2016, respectively.  Operating income for the first nine months of 2017 included $4.0 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) related to acquisition-related transaction costs incurred in the second quarter of 2017.  Operating income for the third quarter and first nine months of 2016 included $6.3 and $36.6, respectively, of acquisition-related expenses.  The $6.3 of acquisition-related expenses incurred in the third quarter of 2016 related to transaction costs associated with 2016 acquisitions, while the $30.3 of acquisition-related expenses incurred in the first quarter of 2016 related to external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges related to the FCI acquisition.  Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $377.9 or 20.5% of net sales and $1,032.2 or 20.4% of net sales for the three and nine months ended September 30, 2017, respectively, compared to $332.6 or 20.3% of net sales and $902.7 or 19.5% of net sales for the three and nine months ended September 30, 2016, respectively.  The increase in the Adjusted Operating Margin for the three and nine months ended September 30, 2017, compared to the same respective periods in 2016, was driven primarily by an increase in operating margin for the Interconnect Products and Assemblies segment.  Operating income for the Interconnect Products and Assemblies segment for the third quarter and first nine months of 2017 was $388.3 or 22.4% of net sales and $1,060.8 or 22.3% of net sales, respectively, compared to $342.0 or 22.2% of net sales and $932.2 or 21.3% of net sales for the third quarter and first nine months of 2016, respectively.  The increase in operating margin for the Interconnect Products and Assemblies segment was driven primarily by the higher gross profit margin as discussed above.  Operating income for the Cable Products and Solutions segment for the third quarter and first nine months of 2017 was $14.3 or 13.1% of net sales and $44.0 or 14.0% of net sales, respectively, compared to $13.8 or 14.9% of net sales and $38.6 or 14.4% of net sales for the same periods in 2016, respectively.  The decrease in operating margin for the Cable Products and Solutions segment for the third quarter and first nine months of 2017, compared to the same periods in 2016, was primarily driven by increases in certain commodity costs.

Interest expense for the third quarter and first nine months of 2017 was $24.6 and $67.3,  respectively, compared to $18.1 and $54.2 for the same periods in 2016, respectively.  The increase is primarily due to higher average debt levels, which resulted from the Company’s dividend and stock buyback programs, as well as higher average interest rates partially driven by the senior note issuances in April 2017.

Other income, net, increased to $5.1 and $12.9 for the third quarter and first nine months of 2017, respectively, compared to $2.3 and $5.0 for the same periods in 2016, respectively.  The increase is primarily related to higher interest income on higher cash equivalents and short-term investment balances.

The provision for income taxes for the third quarter and first nine months of 2017 was at an effective tax rate of 21.8% for both periods.  As a result of the adoption of the new stock-based compensation standard (ASU 2016-09), stock option exercise activity had the impact of lowering the effective tax rate by approximately 470 basis points for both periods, which increased earnings per share by $0.05 and $0.14 for the third quarter and first nine months of 2017, respectively.  The provision for income taxes for the third quarter and first nine months of 2016 was at an effective tax rate of 26.9% and 27.2%, respectively.  Acquisition-related expenses had the impact of increasing  the effective tax rate for the third quarter and first nine months of 2016 by approximately 40 basis points and 70 basis points, respectively.  Refer to Note 15 of the Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $277.5 and $0.88, respectively, for the third quarter of 2017, compared to $224.3 and $0.71, respectively, for the same period in 2016.  Excluding the effect of the acquisition-related expenses incurred in the third quarter of 2016, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, as defined in the “Non-GAAP Financial Measures” section below, were $230.1 and $0.73, respectively, for the third quarter of 2016.  Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $753.9 and $2.39, respectively, for the first nine months of 2017, compared to $587.5 and $1.86, respectively, for the same period in 2016.  Excluding the effect of the acquisition-related expenses incurred in the first nine months of 2017 and 2016, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $757.6 and $2.40, respectively, for the nine months ended September 30, 2017, compared to $620.6 and $1.97, respectively, for the same period in 2016.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2017 and 2016:

	2017				2016
			Net Income				Net Income
			attributable				attributable
	Operating	Operating	to Amphenol	Diluted	Operating	Operating	to Amphenol	Diluted
Three Months Ended September 30:	Income	Margin	Corporation	EPS	Income	Margin	Corporation	EPS
Reported (GAAP)	$377.9	20.5%	$277.5	$0.88	$326.3	19.9%	$224.3	$0.71
Acquisition-related expenses	-	-	-	-	6.3	0.4	5.8	0.02
Adjusted (non-GAAP)	$377.9	20.5%	$277.5	$0.88	$332.6	20.3%	$230.1	$0.73

Nine Months Ended September 30:
Reported (GAAP)	$1,028.2	20.3%	$753.9	$2.39	$866.1	18.7%	$587.5	$1.86
Acquisition-related expenses	4.0	0.1	3.7	0.01	36.6	0.8	33.1	0.11
Adjusted (non-GAAP)	$1,032.2	20.4%	$757.6	$2.40	$902.7	19.5%	$620.6	$1.97

Liquidity and Capital Resources

At September 30, 2017 and December 31, 2016, the Company had cash, cash equivalents and short-term investments of $1,489.6 and $1,173.2, respectively.  The vast majority of the Company’s cash, cash equivalents and short-term investments on hand as of September 30, 2017 was located outside of the U.S.  The Company currently reinvests its cash, cash equivalents and short-term investments outside of the U.S.  Repatriation of such funds would result in the need to accrue and pay income taxes.  The Company plans to indefinitely reinvest such funds outside of the U.S. unless it becomes tax effective to repatriate such funds.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$716.4	$728.7
Net cash used in investing activities	(293.0)	(1,544.9)
Net cash used in financing activities	(47.7)	(68.0)
Effect of exchange rate changes on cash and cash equivalents	41.9	0.6
Net change in cash and cash equivalents	$417.6	$(883.6)

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths.  Cash flow provided by operating activities was $716.4 in the first nine months of 2017 compared to $728.7 in the same 2016 period.  The decrease in cash flow provided by operating activities for the first nine months of 2017 compared to the same period in 2016 is primarily related to the increase in net income for the first nine months of 2017, which was more than offset by a higher usage of cash related to the change in working capital to support the growth in net sales.

In the first nine months of 2017, working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $252.8, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable, inventories and other current assets of $141.2, $107.4 and $61.9, respectively, partially offset by an increase in accounts payable of $103.4.  In the first nine months of 2016, working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $27.4, excluding the impact of acquisitions and foreign currency translation, primarily due to an increase in accounts receivable of $99.2, which was partially offset by an increase in accrued liabilities of $48.7 and decreases in other current assets and inventories of $10.4 and $9.9, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2017 as compared to December 31, 2016.  Accounts receivable increased $226.2 to $1,575.5 primarily due to increased sales volumes, the impact of our 2017 acquisitions and the effect of translation from exchange rate changes at September 30, 2017 compared to December 31, 2016 (“Translation”).  Days sales outstanding at September 30, 2017 and December 31, 2016 were approximately 76 and 73 days, respectively.  Inventories increased $169.3 to $1,098.2, primarily to support expected future sales levels, as well as due to the effect of Translation and the impact of acquisitions.  Inventory days at September 30, 2017 and December 31, 2016 were 80 and 76 days, respectively.  Other current assets increased $49.8 to $189.6 primarily due to an increase in other receivables and prepaid expenses.  Property, plant and equipment, net, increased $78.7 to $790.1 primarily due to capital expenditures of $155.8 as well as Translation and the impact of acquisitions, partially offset by depreciation of $128.3.  Goodwill increased $290.5 to $3,969.3 primarily as a result of goodwill recognized related to four acquisitions in the Interconnect Products and Assemblies segment during the first nine months of 2017, as well as Translation.  Accounts payable increased $148.6 to $826.8, primarily as a result of an increase in purchasing activity related to higher sales levels as well as Translation and the impact of acquisitions.  Payable days at September 30, 2017 and December 31, 2016 were approximately 60 and 55 days, respectively.

During the nine months ended September 30, 2017, the Company made cash contributions of approximately $17.0 to its U.S. defined benefit pension plans (together with its foreign plans, the “Plans”), and estimates that, based on current actuarial calculations, it will make aggregate cash contributions to the Plans in 2017 of approximately $25.0, the majority of which will be to the defined benefit pension plans in the United States.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.

In addition to cash flow from operating activities, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash.  The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the nine months ended September 30, 2017 and 2016.  The decrease in Free Cash Flow is primarily related to the increase in capital expenditures, as well as a slight decrease in net cash provided by operating activities (operating cash flow) during the first nine months of 2017 driven by the increase in working capital to support the growth in net sales, as described in more detail above.

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities (GAAP)	$716.4	$728.7
Capital expenditures (GAAP)	(155.8)	(136.3)
Free Cash Flow (non-GAAP)	$560.6	$592.4

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash used in investing activities was $293.0 in the first nine months of 2017, compared to $1,544.9 in the same period of 2016.  In the first nine months of 2017, net cash used in investing activities was driven primarily by the use of $243.5 in cash to fund acquisitions, along with capital expenditures (net of disposals) of $153.8, partially offset by net sales and maturities of short-term investments of $104.3.  In the first nine months of 2016, net cash used in investing activities was driven primarily by the use of $1,272.6 in cash to fund acquisitions, most significantly the acquisition of FCI for $1,178.6, capital expenditures (net of disposals) of $132.3 and net purchases of short-term investments of $140.0.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of common stock, proceeds from stock option exercises, dividend payments and distributions to noncontrolling interests.  As a result of the adoption of ASU 2016-09, any excess tax benefits associated with the exercise of stock options are no longer reflected as cash inflows from financing activities and are now reflected in operating activities; this provision of the new standard was adopted prospectively, and as such, cash flows from operating activities and financing activities for the prior period were not adjusted.

Net cash used in financing activities was $47.7 in the first nine months of 2017, compared to $68.0 in the same period of 2016.  For the first nine months of 2017, cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $555.6, dividend payments of $147.1, purchases of and distributions to noncontrolling interests of $22.1, and payments of costs related to the issuances of our two new senior notes of $5.2, partially offset by increased net borrowings of $547.9 and cash proceeds from the exercise of stock options of $134.4.  For the first nine months of 2016, net cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $229.6, dividend payments of $129.4, distributions to shareholders of noncontrolling interests of $5.8 and payments of costs related to the refinancing of our revolving credit facility of $3.0, partially offset by cash proceeds from the exercise of stock options including the related excess tax benefits of $154.0 and increased net borrowings of $145.8.

The Company has significant flexibility to meet its financial commitments.  The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity.  The Company’s debt financing includes the use of a commercial paper program, revolving credit facility and senior notes as part of its overall cash management strategy.

The Company has a $2,000.0 unsecured credit facility (the “Revolving Credit Facility”), which matures March 2021 and gives the Company the ability to borrow at a spread over LIBOR.  The Company intends to utilize the Revolving Credit Facility for general corporate purposes.  Costs related to the issuance of the Revolving Credit Facility in the first quarter of 2016 was $3.0.  At September 30, 2017, there were no borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2017, the Company was in compliance with the covenants under the Revolving Credit Facility.

Pursuant to the terms of the commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements (the “Commercial Paper Program”).  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The maximum aggregate principal amount of the commercial paper notes that may be outstanding under the Commercial Paper Program at any time is $2,000.0.  The amount of commercial paper notes outstanding as of September 30, 2017 was $1,191.9.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of September 30, 2017, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$750.0	2.55%	January 2019
400.0	2.20%	April 2020
375.0	3.125%	September 2021
500.0	4.00%	February 2022
350.0	3.20%	April 2024

The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of Senior Notes, subject to certain terms and conditions.  On April 5, 2017, the Company issued $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 (the “2020 Senior Notes”) and $350.0 principal amount of unsecured 3.20% Senior Notes due April 1, 2024 (the “2024 Senior Notes” and, together with the 2020 Senior Notes, the “Notes”).  The Company incurred approximately $5.2 of costs related to the issuances of the Notes during the first nine months of 2017.

In September 2017, the Company used the net proceeds from the Notes to repay all of its outstanding $375.0 1.55% Senior Notes that were due September 15, 2017, with the remainder of the net proceeds being used for general corporate purposes.  As of December 31, 2016, such 1.55% Senior Notes were recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets.

Refer to Note 13 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

The Company generally pays a quarterly dividend on its Common Stock.  In October 2016, the Board of Directors approved an increase in the quarterly dividend rate from $0.14 to $0.16 per share effective with dividends declared in the fourth quarter of 2016, and in July 2017, approved a further increase in the quarterly dividend rate from $0.16 to $0.19 per share effective with dividends declared in the third quarter of 2017.  For the three and nine months ended September 30, 2017, the Company paid dividends in the amount of $48.8 and $147.1, respectively, and declared dividends in the amount of $57.9 and $155.7, respectively.  For the three and nine months ended September 30, 2016, the Company paid dividends in the amount of $43.1 and $129.4, respectively, and declared dividends in the amount of $43.2 and $129.5, respectively.

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the nine months ended September 30, 2017, the Company repurchased 7.7 million shares of its common stock for $555.6.  The Company has not repurchased any additional shares of its common stock through October 31, 2017.  As of October 31, 2017, the Company has remaining authorization to purchase up to approximately $444.4 of its common stock under the 2017 Stock Repurchase Program.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Liquidity and Cash Requirements

The Company’s primary sources of liquidity are internally generated cash flow, the Commercial Paper Program, the Revolving Credit Facility, and its cash, cash equivalents and short-term investments on hand.  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets (including the recent issuances of both the 2020 Senior Notes and 2024 Senior Notes in April 2017) provide adequate liquidity to meet its obligations for the next twelve months.

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP.  The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2017 and 2016 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates.  The Company does not have any significant concentration with any one counterparty.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2016 Annual Report.  The Company may borrow under its Revolving

Credit Facility and Commercial Paper Program.  Any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, while any borrowings under the Commercial Paper Program are subject to floating interest rates.  Therefore, when the Company borrows under these debt instruments, the Company is subject to market risk from exposure to changes in interest rates.  As of September 30, 2017, there were no outstanding borrowings under the Revolving Credit Facility, while borrowings under the Commercial Paper Program were at an average floating rate of 1.48%.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2017, although there can be no assurances that interest rates will not change significantly.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1.0 billion of the Company’s common stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the three and nine months ended September 30, 2017, the Company repurchased 2.0 million and 7.7 million shares of its common stock for $155.7 million and $555.6 million, respectively.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  The Company has not repurchased any additional shares of its common stock through October 31, 2017.  As of October 31, 2017, the Company has remaining authorization to purchase up to approximately $444.4 million of its common stock under the 2017 Stock Repurchase Program.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.  The table below reflects the Company’s stock repurchases for the three months ended September 30, 2017:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 1 to July 31, 2017	—	$—	—	$600.1
August 1 to August 31, 2017	2,000,000	77.86	2,000,000	444.4
September 1 to September 30, 2017	—	—	—	444.4
Total	2,000,000	$77.86	2,000,000	$444.4

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

10.2	Form of 2017 Stock Option Agreement (filed as Exhibit 10.1 to the Form 8-K filed on May 19, 2017).*
10.3	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.4	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.5	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K filed on May 23, 2014).*
10.6	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.7	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.8	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016 (filed as Exhibit 10.6 to the December 31, 2016 10-K).*
10.9	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated November 10, 2016 (filed as Exhibit 10.7 to the December 31, 2016 10-K).*
10.10	Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 1, 2016 (filed as Exhibit 10.8 to the December 31, 2016 10-K).*
10.11	Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 13, 2016 (filed as Exhibit 10.9 to the December 31, 2016 10-K).*
10.12	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated May 2, 2017 (filed as Exhibit 10.12 to the June 30, 2017 10-Q).*
10.13	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.14	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.15	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.16	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.17	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.18	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.19	2017 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.16 to the December 31, 2016 10-K).*
10.20	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2014).*
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
10.23

Third Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement as amended and restated effective October 1, 2013, dated September 20, 2013 (filed as Exhibit 10.40 to the December 31, 2013 10-K).*

10.24	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).*
10.25	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).*
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

Date: November 2, 2017