Form 10-K
period 2017-12-31
AMPHENOL CORP /DE/
filed 2018-02-21
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of Amphenol Corporation Class A Common Stock, $.001 par value, held by non-affiliates was approximately $17,320 million based on the reported last sale price of such stock on the New York Stock Exchange on June 30, 2017.

As of January 31, 2018, the total number of shares outstanding of Registrant’s Class A Common Stock was 305,483,780.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements made by the Company (as defined below) that are intended to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements.  Forward-looking statements may be identified through the use of terms such as “expect”, “may”, “will”, “should”, “intend”, “plan”, “guidance” and other similar expressions generally intended to identify forward-looking statements.  Forward-looking statements are based on our management’s current beliefs, expectations and assumptions and on information currently available to our management.  Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements described in this Annual Report on Form 10-K.  Significant risk factors or uncertainties that might cause or contribute to a material difference and may affect our operating and financial performance are described below under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2017, and other Company filings with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to cause actual results to differ materially from those contained in any forward-looking statements we may make and affect our operating and financial performance.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  Forward-looking statements set forth in this Annual Report on Form 10-K speak only as of the date hereof and the Company does not undertake any obligations to revise or update these statements whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

General

Amphenol Corporation (together with its subsidiaries, “Amphenol”, the “Company”, “we”, “our”, or “us”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable. The Company estimates, based on reports of industry analysts, that worldwide sales of interconnect and sensor-related products were approximately $150 billion in 2017.

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

The table below provides a summary of our reporting segments, the 2017 net sales contribution of each segment, the primary industry and end markets that we service and our key products:

Reporting Segment	Interconnect Products and Assemblies	Cable Products and Solutions

% of 2017 Net Sales:	94%	6%

Primary End Markets	• Automotive • Broadband Communications • Commercial Aerospace • Industrial • Information Technology and Data Communications • Military • Mobile Devices • Mobile Networks	• Automotive • Broadband Communications • Industrial • Information Technology and Data Communications • Mobile Networks

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

•

Expand global presence - The Company intends to further expand its global manufacturing, engineering, sales and service operations to better serve its existing customer base, penetrate developing markets and establish new customer relationships.  As the Company’s global customers expand their international operations to access developing world markets and lower manufacturing costs in certain regions, the Company is continuing to expand its international footprint in order to provide real-time capabilities to these customers.  The majority of the Company’s international operations have broad capabilities including new product development.  The Company is also able to take advantage of the lower manufacturing costs in some regions, and has established low-cost manufacturing and assembly facilities in the Americas, Europe/Africa and Asia.

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

•

Pursue strategic acquisitions and investments - The Company believes that the interconnect and sensor industry is highly fragmented and continues to provide significant opportunities for strategic acquisitions.  Accordingly, we continue to pursue acquisitions of high-growth potential companies with strong management teams that complement our existing business while further expanding our product lines, technological capabilities and geographic presence.  Furthermore, we seek to enhance the performance of acquired companies by leveraging Amphenol’s business strategy and access to low-cost manufacturing around the world.  In 2017, the Company invested approximately $266 million to fund five acquisitions comprising seven businesses, and in 2016, the Company invested approximately $1.3 billion to fund five acquisitions, including the acquisition of FCI Asia Pte. Ltd. (“FCI”), the largest acquisition in our history (“FCI acquisition”), for an aggregate purchase price of approximately $1.2 billion, net of cash acquired.  Our acquisitions in 2017 and 2016 strengthened our customer base and product offerings in many of our end markets.

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

Automotive - Amphenol is a leading supplier of advanced interconnect systems, sensors and antennas for a growing array of automotive applications.  In addition, Amphenol has developed advanced technology solutions for hybrid-electric vehicles and is working with leading global customers to proliferate these advanced interconnect products into next-generation automobiles.  Sales into the automotive market represented approximately 19% of the Company’s net sales in 2017 with sales into the following primary end applications:

•	engine management and control
•	exhaust monitoring and cleaning
•	hybrid-electric vehicles
•	infotainment and communications
•	lighting
•	safety and security systems
•	telematics systems

Broadband Communications - Amphenol is a world leader in broadband communication products for cable, satellite and telco video and data networks, with industry-leading engineering, design and manufacturing expertise. The Company offers a wide range of products to service the broadband market, from customer premises cables and interconnect devices to distribution cable and fiber optic components, as well as interconnect products integrated into headend equipment.  Sales into the broadband communications market represented approximately 6% of the Company’s net sales in 2017 with sales into the following primary end applications:

•	cable modems
•	cable, satellite and telco networks
•	high-speed internet hardware
•	network switching equipment
•	satellite interface devices
•	set top boxes

Commercial Aerospace - Amphenol is a leading provider of high-performance interconnect systems and components to the commercial aerospace market.  In addition to connector and interconnect assembly products, the Company also provides rigid and flexible printed circuits as well as high-technology cable management products.  All of Amphenol’s products are specifically designed to operate in the harsh environments of commercial aerospace while also providing substantial weight reduction, simplified installation and minimal maintenance.  Sales into the commercial aerospace market represented approximately 4% of the Company’s net sales in 2017 with sales into the following primary end applications:

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

Sales into the industrial market represented approximately 19% of the Company’s net sales in 2017 with sales into the following primary end applications:

•	alternative and traditional energy generation
•	batteries and hybrid drive systems
•	factory and machine tool automation
•	heavy equipment
•	instrumentation
•	internet of things
•	LED lighting
•	marine
•	medical equipment
•	oil and gas
•	power distribution
•	rail mass transit

Information Technology and Data Communications - Amphenol is a global provider of interconnect solutions to designers, manufacturers and operators of internet-enabling systems.  With our industry-leading high-speed, power and fiber optic technologies, together with superior simulation and testing capability and cost effectiveness, Amphenol is a market leader in interconnect development for the information technology (“IT”) and datacom market. Whether industry standard or application-specific designs are required, Amphenol provides customers with products that enable performance at the leading edge of next-generation, high-speed, power and fiber optic technologies.  Sales into the IT and datacom market represented approximately 20% of the Company’s net sales in 2017 with sales into the following primary end applications:

•	cloud computing and data centers
•	consumer electronics
•	internet appliances
•	optical and copper networking equipment
•	servers
•	storage systems
•	transmission

Military - Amphenol is a world leader in the design, manufacture and supply of high-performance interconnect systems for harsh environment military applications. Such products require superior performance and reliability under conditions of stress and in hostile environments such as vibration, pressure, humidity, nuclear radiation and rapid and severe temperature changes.  Amphenol provides an unparalleled product breadth, from military specification connectors to customized high-speed board level interconnects; from flexible to rigid printed circuit boards; and from backplane systems to completely integrated assemblies.  Amphenol is a technology leader, participating in major programs from the earliest inception across each phase of the production cycle.  Sales into the military market represented approximately 10% of the Company’s net sales in 2017 with sales into the following primary end applications:

•	avionics
•	communications
•	engines
•	ground vehicles and tanks
•	homeland security
•	naval
•	ordnance and missile systems
•	radar systems
•	rotorcraft
•	satellite and space programs
•	unmanned aerial vehicles

Mobile Devices - Amphenol designs and manufactures an extensive range of interconnect products, antennas and electromechanical components found in a wide array of mobile computing devices.  Amphenol’s capability for high-volume production of these technically demanding, miniaturized products, combined with our speed of new product introduction, are critical drivers of the Company’s long-term success in this market.  Sales into the mobile devices market represented approximately 14% of the Company’s net sales in 2017 with sales into the following primary end applications:

•	mobile and smart phones, including accessories
•	mobile computing devices, including laptops, tablets, ultrabooks and e-readers
•	production-related products
•	wearable and hearable devices

Mobile Networks - Amphenol is a leading global interconnect solutions provider to the mobile networks market.  The Company offers a wide product portfolio.  The Company’s products are used in virtually every current and next generation wireless communications standards.  In addition, the Company works with service providers around the world to offer an array of antennas and installation-related site solution interconnect products.  Sales into the mobile networks market represented approximately 8% of the Company’s net sales in 2017 with sales into the following primary end applications:

•	cell site antenna systems
•	cellular base stations
•	combiners, filters and amplifiers
•	core network controllers
•	distributed antenna systems (DAS)
•	mobile switches
•	radio links
•	small cells
•	wireless routers

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

There has been a trend on the part of customers to consolidate their lists of qualified suppliers to companies that have the ability to meet certain technical, quality, delivery and other standards while maintaining competitive prices.  The Company has positioned its global resources to compete effectively in this environment.  As an industry leader, the Company has established close working relationships with many of its customers on a global basis. These relationships allow the Company to better anticipate and respond to these customer needs when designing new products and new technical solutions. By working with customers in developing new products and technologies, the Company is able to identify and act on trends and leverage knowledge about next-generation technology across our portfolio of products.  In addition, the Company has concentrated its efforts on service, procurement and manufacturing improvements designed to increase product quality and lower product lead-time and cost.  For a discussion of certain risks related to the Company’s sales, refer to the risk factor titled “The Company is dependent on the communications industry, including information technology and data communications, wireless communications and broadband communications” in Part I, Item 1A herein.

The Company’s products are sold to thousands of original equipment manufacturers (“OEMs”) in approximately 70 countries throughout the world. The Company also sells certain products to electronic manufacturing services (“EMS”) companies, to original design manufacturers (“ODMs”) and to communication network operators.  No single customer accounted for 10% or more of the Company’s net sales for the years ended December 31, 2017 and 2016.  During the year ended December 31, 2015, aggregate sales to Apple Inc., including sales of products to EMS companies and subcontractors that the Company believes are manufacturing products on their behalf, accounted for approximately 11% of our net sales.

The Company sells its products through its own global sales force, independent representatives and a global network of electronics distributors. The Company’s sales to distributors represented approximately 15% of the Company’s net sales in 2017.  In addition to product design teams and collaborative initiatives with customers, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

Manufacturing

The Company is a global manufacturer employing advanced manufacturing processes including molding, stamping, plating, turning, CNC machining, extruding, die casting and assembly operations and proprietary process technology for specialty and coaxial cable production and sensor fabrication.  Outsourcing of certain manufacturing processes is used when cost-effective. Substantially all of the Company’s manufacturing facilities are certified to the ISO9000 series of quality standards, and many of the Company’s manufacturing facilities are certified to other quality standards, including QS9000, ISO14000, TS16949 and TS16469.

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

The Company employs a global manufacturing strategy to lower its production and logistics costs and to improve service to customers. The Company’s strategy is to maintain strong cost controls in its manufacturing and assembly operations. The Company is continually evaluating and adjusting its expense levels and workforce to reflect current business conditions and maximize the return on capital investments.  The Company sources its products on a worldwide basis.  To better serve certain high-volume customers, the Company has established certain facilities near these major customers.  The Company seeks to position its manufacturing and assembly facilities in order to serve local markets while coordinating as appropriate product design and manufacturing responsibility with the Company’s other operations around the world.  For a discussion of certain risks attendant to the Company’s foreign operations, refer to the risk factor titled “Non-U.S. markets form a substantial portion of the Company’s business and as a result, the Company is more exposed to political, economic, military, natural disaster and other risks in countries outside the United States” in Part I, Item 1A herein.

Net sales by geographic area as a percentage of the Company’s total net sales for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
United States	28%	28%	30%
China	30%	30%	30%
Other international locations	42%	42%	40%
Total	100%	100%	100%

Net sales by geographic area are based on the customer location to which the product is shipped.   For additional information regarding net sales by geographic area, refer to Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Research and Development

The Company generally implements its product development strategy through product design teams and collaborative initiatives with customers, which often results in the Company obtaining approved vendor status for its customers’ new products and programs.  The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one- to three-year period.  The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue.  By developing application specific products, the Company is able to decrease its exposure to standard products, which are more likely to experience greater pricing pressure.

At the end of 2017, our research, development, and engineering efforts were supported by approximately 2,700 employees and were performed primarily by individual operating units focused on specific markets and product technologies.  The Company’s research and development expenses for the creation of new and improved products and processes were $193.7 million, $166.1 million and $124.7 million for 2017, 2016 and 2015, respectively, which are classified as selling, general and administrative expenses in our Consolidated Financial Statements.

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

From time to time, the Company is involved in disputes with third parties regarding the Company’s or such third party’s intellectual property assets, particularly patents.  While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position or our operations are dependent upon or would be materially impacted by the loss of any single patent or group of related patents, or by a third party’s successful enforcement of its patents against us or any of our products.

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

Competition

The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time.  Primary competitors within the Interconnect Products and Assemblies segment include Carlisle, Delphi, Esterline, Foxconn, Hirose, Huber & Suhner, ICT Luxshare, JAE, Jonhon, JST, Molex, Radiall, Rosenberger, Sensata, TE Connectivity, Yazaki and 3M, among others.  Primary competitors within the Cable Products and Solutions segment include Commscope and Belden, among others.  In addition, the Company competes with a large number of smaller companies who compete in specific geographies, markets or products.  For a discussion of certain risks related to competition, refer to the risk factor titled “The Company encounters competition in substantially all areas of its business” in Part I, Item 1A herein.

Backlog

The Company estimates that its backlog of unfilled firm orders as of December 31, 2017 was approximately $1.610 billion compared with backlog of approximately $1.319 billion as of December 31, 2016.  Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may generally be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications-related markets (including wireless communications, information technology and data communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Employees

As of December 31, 2017, the Company had approximately 70,000 employees worldwide.  The Company believes that it has a good relationship with its unionized and non-unionized employees.  Refer to “Risk Factors” in Part I, Item 1A. herein for a discussion of certain risks related to employee relations.

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  For a discussion of certain risks attendant to environmental matters, refer to the risk factor titled “The Company may be subject to environmental laws and regulations that could adversely affect its business” in Part I, Item 1A herein.

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

Approximately 48% of the Company’s 2017 net sales came from sales to the communications industry, including information technology and data communication, wireless communications and broadband communications, with 14% of the Company’s 2017 net sales coming from sales to the mobile device market. Demand for these products is subject to rapid technological change (see below—“The Company is dependent on the acceptance of new product introductions for continued revenue growth”). These markets are dominated by several large manufacturers and operators who regularly exert significant pressure on their suppliers, including the Company.  Furthermore, there has been a trend on the part of customers to consolidate their lists of qualified suppliers to companies that have the ability to meet certain technical, quality, delivery and other standards while maintaining competitive prices.  There can be no assurance that the Company will be able to meet these standards or maintain competitive pricing and therefore continue to compete successfully in the communications industry.  The Company’s failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 6%  and 8% of the Company’s 2017 net sales came from sales to the broadband communications and mobile networks markets, respectively.  Demand for the Company’s products in these markets depends primarily on capital spending by operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, consolidation within the communications industry, the financial condition of operators and their access to financing, competition, technological developments, new legislation and regulation of operators. There can be no assurance that existing levels of capital spending will continue or that spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 10% of the Company’s 2017 net sales came from sales to the military market. The Company participates in a broad spectrum of defense programs.   The Company’s military sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A significant decline in U.S. or foreign government defense expenditures could have an adverse effect on the Company’s business, financial condition and results of operations.

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

The Company estimates that products introduced in the last two years accounted for approximately 25% of 2017 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, source and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails, or is significantly delayed, in introducing new product line concepts or if the Company’s new products are not met with market acceptance, its business, financial condition and results of operations may be adversely affected.

The Company’s credit agreements contain certain covenants, which if breached, could have a material adverse effect on the Company.

The Credit Agreement, dated as of March 1, 2016, among the Company, certain subsidiaries of the Company and a syndicate of financial institutions (the “Revolving Credit Facility”), which also backstops the Company’s commercial paper program, contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. Although the Company believes none of these covenants is presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility. Upon the occurrence of an event of default under any of the Company’s credit facilities, the lenders could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable which could result in the Company not having sufficient assets to repay the Revolving Credit Facility and other indebtedness.  As of December 31, 2017, the Company had outstanding borrowings under the Revolving Credit Facility and the commercial paper program of nil and $1,175.4 million, respectively.

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

The Company is subject to interest rate volatility with regard to existing and future issuances of debt. The Company monitors the mix of fixed-rate and variable-rate debt, as well as the mix of short-term and long-term debt. As of December 31, 2017, approximately $1,182.0 million, or 33%, of the Company’s outstanding borrowings were subject to floating interest rates and were primarily comprised of commercial paper borrowings.  A 10% change in LIBOR or floating interest rates at December 31, 2017 would not have a material effect on the Company’s interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2018, although there can be no assurance that interest rates will not change significantly.

As of December 31, 2017, approximately 67% of the Company’s outstanding borrowings were based on fixed rates and primarily related to the following unsecured Senior Notes:

Principal	Fixed
Amount	Interest
(in millions)	Rate	Maturity
$750.0	2.55%	January 2019
400.0	2.20%	April 2020
375.0	3.125%	September 2021
500.0	4.00%	February 2022
350.0	3.20%	April 2024

The Company’s results may be negatively affected by foreign currency exchange rates.

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies including possible currency devaluations. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins and equity. The Company manages currency exposure risk in a number of ways, including producing its products in the same country or region in which the products are sold (thereby generating revenues and incurring expenses in the same currency), cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, including in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations, which could have an adverse effect on the Company’s business, financial condition and results of operations.

Changes in fiscal and tax policies, audits and examinations by taxing authorities could impact the Company’s results.

The Company is subject to taxes in the U.S. and numerous international jurisdictions. Changes in tax laws, regulations and other tax guidance, including related interpretations, could materially impact the Company’s current, non-current and deferred tax assets and liabilities.  The Company is subject to tax examinations by various tax authorities and in addition, new examinations could be initiated by tax authorities.  As the Company has operations in jurisdictions throughout the world, the risk of tax examinations will continue to occur.  The Company’s financial condition, results of operations or cash flows may be materially impacted by the results of these tax examinations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).   The changes included in the Tax Act are broad and complex.  The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.

Non-U.S. markets form a substantial portion of the Company’s business and as a result, the Company is more exposed to political, economic, military and other risks in countries outside the United States.

During 2017, non-U.S. markets constituted approximately 72% of the Company’s net sales, with China constituting approximately 30% of the Company’s net sales. The Company employs approximately 90% of its workforce outside the United States. The Company’s customers are located throughout the world and the Company has many manufacturing, administrative and sales facilities outside the United States.  Because the Company has extensive non-U.S. operations as well as significant cash and cash investments held at institutions located outside of the U.S., it is exposed to additional risks that could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows, including:

•

instability in political or economic conditions, including but not limited to inflation, recession, foreign currency exchange restrictions and devaluations, restrictive governmental controls on the movement and repatriation of earnings and capital, and actual or anticipated military or political conflicts, particularly in emerging markets;

•	intergovernmental conflicts or actions, including but not limited to armed conflict, trade wars and acts of terrorism or war; and
•

interruptions to the Company’s business with its largest customers, distributors and suppliers resulting from but not limited to, strikes, financial instabilities, computer malfunctions or cybersecurity incidents, inventory excesses, natural disasters or other disasters such as fires, floods, earthquakes, hurricanes or explosions.

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond the Company’s control may adversely impact our business and operating results.

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions.  During, and following, the U.S. presidential election in 2016, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, including the North American Free Trade Agreement (“NAFTA”) as well as trade policies and tariffs affecting China.  At this time, it is unknown whether and to what extent new legislation will be passed into law, pending or new regulatory proposals will be adopted, international trade agreements will be negotiated, or the effect that any such action would have, either positively or negatively, on our industry or our Company.    If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated, it may be inefficient and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition to changes in U.S. trade policy, a number of other economic and geopolitical factors both in the U.S. and abroad could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, which could ultimately result in:

•	a global or regional economic slowdown in any of the Company’s market segments;
•	postponement of spending, in response to tighter credit, financial market volatility and other factors;
•	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including significant income tax changes, currency fluctuations and inflationary pressures;
•	rapid material escalation of the cost of regulatory compliance and litigation;
•	changes in government policies and regulations affecting the Company or its significant customers;
•	employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which the Company currently operates;
•	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
•	difficulties protecting intellectual property;
•	longer payment cycles;
•	credit risks and other challenges in collecting accounts receivable;
•	changes in assumptions, such as discount rates, along with lower than expected investment returns and performance related to the Company’s benefit plans; and
•	the impact of each of the foregoing on outsourcing and procurement arrangements.

The Company may experience difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill.

The Company has completed a number of acquisitions in recent years, including the acquisition of FCI on January 8, 2016.  The Company anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy.  The Company may experience difficulty and unanticipated expenses associated with purchasing and integrating such acquisitions, and the acquisitions may not perform as expected.  At December 31, 2017, the total assets of the Company were $10,003.9 million, which included $4,042.6 million of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired).  The Company performs annual evaluations for the potential impairment of the carrying value of goodwill.  Such evaluations have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill.

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

The Company may be subject to litigation and other regulatory or legal proceedings that could adversely impact our financial position, results of operations, or cash flows, including but not limited to, claims related to employment, tax, intellectual property, environmental, sales practices, workers compensation, product warranty, product liability and acquisitions.  These lawsuits may include claims for compensatory, punitive or consequential damages, and could result in significant legal expenses.  While the Company does maintain certain insurance coverages that may mitigate losses associated with some of these types of proceedings, the policy may not respond in all cases and the amount of insurance coverage may not be adequate to cover the total claims and liabilities.

The Company may be subject to environmental laws and regulations that could adversely affect its business.

The Company operates in both the United States and various foreign jurisdictions, and we must comply with locally enacted laws and regulations addressing health, safety and environmental matters in such jurisdictions in which we manufacture and/or sell our products.  Certain operations of the Company are subject to locally enacted environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes.  While the Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations, the Company and its operations may be subject to liabilities, regardless of fault, for investigative and/or remediation efforts on such matters that may arise at any of the Company’s former or current properties, either owned or leased.  Such liabilities could result from the use of hazardous materials in production, the disposal of products, damages associated with the use of any of our products or other related matters. We cannot be certain as to the potential impact of any changes to environmental conditions or environmental policies that may arise at any of our jurisdictions. Our failure to comply with these local environmental laws and regulations could result in fines or other punitive damages and/or modifications to our production processes, any of which could adversely impact our financial position, results of operations, or cash flows.

Cybersecurity incidents on our information technology systems could disrupt business operations, resulting in adverse impacts to our reputation and operating results and potentially leading to litigation and/or governmental investigations.

Cybersecurity threats continue to expand and evolve globally, making it difficult to detect and prevent such threats from impacting the Company.  Cybersecurity threats to the Company could lead to unauthorized access to the Company’s information technology systems, products, customers, suppliers and third party service providers.  Cybersecurity incidents could potentially result in the disruption of our business operations and the misappropriation, destruction, or corruption of critical data and confidential or proprietary technological information.  Cybersecurity incidents could also result from unauthorized parties gaining access to our systems or information through fraud or other means of deceiving our employees, suppliers or third party service providers.  Despite the Company’s implementation of preventative security measures to prevent, detect, address and mitigate these threats, our infrastructure may still be susceptible to disruptions from a cybersecurity incident, security breaches, computer viruses, outages, systems failures or other catastrophic events, any of which could include reputational damage, litigation with third parties and/or governmental investigations, among other things, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s fixed assets include plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses and machinery and equipment are generally in good operating condition, are reasonably maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2017, the Company operated a total of approximately 420 plants, warehouses and offices of which (a) the locations in the U.S. had approximately 4.0 million square feet, of which approximately 1.9 million square feet were leased; (b) the locations outside the U.S. had approximately 16.0 million square feet, of which approximately 10.6 million square feet were leased; and (c) the square footage by segment was approximately 19.0 million square feet and approximately 1.0 million square feet for the Interconnect Products and Assemblies segment and the Cable Products and Solutions segment, respectively.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

The Company effected the initial public offering of its Class A Common Stock (“Common Stock”) in November 1991. The Company’s Common Stock has been listed on the New York Stock Exchange since that time under the symbol “APH”.  As of January 31, 2018, there were 33 holders of record of the Company’s Common Stock.  A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its Common Stock.  Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  The following table sets forth the high and low closing sales prices for the Common Stock as reported on the New York Stock Exchange, as well as the dividends declared per common share, for each quarter of 2017 and 2016:

	2017			2016
	Closing Prices		Dividends	Closing Prices		Dividends
	High	Low	per share	High	Low	per share
First Quarter	$71.89	$66.60	$0.16	$57.82	$45.42	$0.14
Second Quarter	76.18	68.65	0.16	60.11	55.08	0.14
Third Quarter	84.64	72.48	0.19	65.68	55.97	0.14
Fourth Quarter	91.04	84.77	0.19	68.83	63.05	0.16
			$0.70			$0.58

Dividends declared and paid for the years ended December 31, 2017 and 2016 (in millions):

	2017	2016
Dividends declared	$213.7	$178.8
Dividends paid (including those declared in the prior year)	205.0	172.7

The Company’s Revolving Credit Facility contains financial covenants and restrictions, some of which may limit the Company’s ability to pay dividends, and any future indebtedness that the Company may incur could limit its ability to pay dividends.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of Amphenol over a period of five years ending December 31, 2017 with the performance of the Standard & Poor’s 500 (“S&P 500”) Stock Index and the Dow Jones U.S. Electrical Components & Equipment Index.  This graph assumes that $100 was invested in the Common Stock of Amphenol and each index on December 31, 2012, reflects reinvested dividends and is weighted on a market capitalization basis at the time of each reported data point.  Each reported data point below represents the last trading day of each calendar year.  The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 31, 2017:

Equity Compensation Plan Information
	Number of securities to	Weighted average	Number of
	be issued upon exercise	exercise price of	securities
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	33,235,269	$52.28	35,473,014
Equity compensation plans not approved by security holders	—	—	—
Total	33,235,269	$52.28	35,473,014

Repurchase of Equity Securities

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1.0 billion of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the year ended December 31, 2017, the Company repurchased 8.4 million shares of its Common Stock for $618.0 million.  These treasury shares have been retired by the Company and Common Stock and retained earnings were reduced accordingly.  From January 1, 2018 through January 31, 2018, the Company repurchased approximately 1.1 million additional shares of Common Stock for $105.5 million, leaving approximately $276.5 million available to purchase under the 2017 Stock Repurchase Program.  The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.  The table below reflects the Company’s stock repurchases for the year ended December 31, 2017:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
First Quarter - 2017	3,678,365	$67.74	3,678,365	$750.8
Second Quarter - 2017	2,000,000	75.36	2,000,000	600.1
Third Quarter - 2017	2,000,000	77.86	2,000,000	444.4

Fourth Quarter - 2017:
October 1 to October 31, 2017	—	—	—	444.4
November 1 to November 30, 2017	446,879	88.53	446,879	404.8
December 1 to December 31, 2017	253,121	90.13	253,121	382.0
	700,000	89.11	700,000	382.0

Total - 2017	8,378,365	$73.76	8,378,365	$382.0

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

(dollars and shares
in millions, except per share data)	2017		2016		2015		2014		2013

Operations
Net sales	$7,011.3		$6,286.4		$5,568.7		$5,345.5		$4,614.7
Net income attributable to Amphenol Corporation	650.5	(1)	822.9	(2)	763.5	(3)	709.1	(4)	635.7	(5)
Net income per common share—Diluted	2.06	(1)	2.61	(2)	2.41	(3)	2.21	(4)	1.96	(5)

Financial Condition
Cash, cash equivalents and short-term investments	$1,753.7		$1,173.2		$1,760.4		$1,329.6		$1,192.2
Working capital	3,076.6		1,956.0		2,841.6		2,406.6		1,510.6
Total assets	10,003.9		8,498.7		7,458.4		6,985.9		6,150.1
Long-term debt, including current portion	3,542.6		3,010.7		2,813.5		2,656.2		2,122.2
Shareholders’ equity attributable to Amphenol Corporation	3,989.8		3,674.9		3,238.5		2,907.4		2,859.5
Weighted average shares outstanding—Diluted	316.5		315.2		316.5		320.4		324.5
Cash dividends declared per share	$0.70		$0.58		$0.53		$0.45		$0.305

(1)

Includes (a) an income tax charge of $398.5 related to the enactment of the Tax Cuts and Jobs Act, which represents our current estimate of taxes arising from the implementation of a modified territorial tax regime and the deemed and intended repatriation of prior unremitted earnings of foreign subsidiaries, partially offset by the tax benefit associated with the remeasurement of the Company’s U.S. net deferred tax liabilities due to the U.S. federal corporate tax rate reduction and (b) acquisition-related expenses of $4.0 ($3.7 after-tax) primarily relating to external transaction costs associated with 2017 acquisitions, partially offset by (c) excess tax benefits related to stock-based compensation of $66.6 resulting from the adoption of ASU 2016-09.  These items had the aggregate effect of decreasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $335.6 and $1.06 per share, respectively.  Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, both non-GAAP financial measures defined in Part II, Item 7 herein, were $986.1 and $3.12 per share, respectively, for the year ended December 31, 2017.

(2)

Includes acquisition-related expenses of $36.6 ($33.1 after-tax) primarily relating to the FCI and other 2016 acquisitions, including external transaction costs, amortization related to the value associated with acquired backlog and restructuring charges.  These items had the aggregate effect of decreasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $33.1 and $0.11 per share, respectively.  Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $856.0 and $2.72 per share, respectively, for the year ended December 31, 2016.

(3)

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

(4)

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

(5)

Includes (a) acquisition-related expenses of $6.0 ($4.6 after-tax) relating to 2013 acquisitions, (b) an income tax benefit of $3.6 due primarily to the favorable completion of prior year audits, and (c) an income tax benefit of $11.3 resulting from the delay, by the U.S. government, in the reinstatement of certain federal income tax provisions for the year 2012 relating primarily to research and development credits and certain U.S. taxes on foreign income.  Such tax provisions were reinstated on January 2, 2013 with retroactive effect to 2012.  Under U.S. GAAP, the benefit to the Company of $11.3, relating to the 2012 tax year was recorded as a benefit in the first quarter of 2013 at the date of reinstatement.  These items had the aggregate effect of increasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $10.3 and $0.03 per share, respectively.  Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $625.4 and $1.93 per share, respectively, for the year ended December 31, 2013.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share data)

The following discussion and analysis of the results of operations for the three years ended December 31, 2017, 2016 and 2015 has been derived from and should be read in conjunction with the Consolidated Financial Statements included in Part II, Item 8, herein.  The Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”.  For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meanings as these aforementioned non-GAAP financial measures.  Refer to “Non-GAAP Financial Measures” within this Item 7 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Overview

General

The Company is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors, interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable.  The Company operates through two reporting segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions.  In 2017, approximately 72% of the Company’s sales were outside the U.S.  The primary end markets for our products are:

•	information technology and communication devices and systems for the converging technologies of voice, video and data communications;
•	a broad range of industrial applications and traditional and hybrid-electric automotive applications; and
•	commercial aerospace and military applications.

The Company’s products are used in a wide variety of applications by numerous customers.  The Company competes primarily on the basis of technology innovation, product quality, price, customer service and delivery time.  There has been a trend on the part of customers to consolidate their lists of qualified suppliers to companies that have the ability to meet certain technical, quality, delivery and other standards while maintaining competitive prices.  The Company has focused its global resources to position itself to compete effectively in this environment.  The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

Strategy

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control.  The Company focuses its research and development efforts through close collaboration with its customers to develop highly-engineered products that meet customer needs and have the potential for broad market applications and significant sales within a one- to three-year period.  The Company is also focused on controlling costs.  The Company does this by investing in modern manufacturing technologies, controlling purchasing processes and expanding into lower cost areas.

The Company’s strategic objective is to further enhance its position in its served markets by pursuing the following success factors:

•	Pursue broad diversification;
•	Develop performance-enhancing interconnect solutions;
•	Expand global presence;
•	Control costs;
•	Pursue strategic acquisitions and investments; and
•	Foster collaborative, entrepreneurial management.

In 2017, the Company reported net sales and operating income of $7,011.3 and $1,427.6, respectively, up 12% and 18%, respectively, from 2016.  The Company also reported net income attributable to Amphenol Corporation of $650.5, down 21% from 2016, primarily as a result of the enactment of the Tax Cuts and Jobs Act which resulted in a provisional income tax charge of $398.5 in 2017 as discussed in more detail below and in the Notes to the Consolidated Financial Statements within this Annual Report on Form 10-K, in addition to the impact of the acquisition-related expenses incurred in the respective periods, partially offset by the excess tax benefits of $66.6 related to stock-based compensation as a result of the adoption of the new stock-based compensation standard.  Excluding the effects of these items, Adjusted Operating Income and Adjusted Net Income attributable to Amphenol Corporation, as defined in the “Non-GAAP Financial Measures” section below and as reconciled in Part II, Item 6 and Item 7 herein, both increased by 15% in 2017.  Sales and profitability trends are discussed in detail in “Results of Operations” below.  In addition, a strength of the Company has been its ability to consistently generate cash from operations.  The Company uses cash generated from operations to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness.  In 2017, the Company generated operating cash flow of $1,144.2.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provides for a transition tax on the accumulated unremitted foreign earnings and profits of the Company’s foreign subsidiaries (“Transition Tax”) and a reduction of the U.S. federal corporate income tax rate from 35% to 21%.  As a result, in the fourth quarter of 2017, the Company recorded an income tax charge of $398.5 (“Tax Act Charge”) that was comprised of (i) the Transition Tax of $259.4, (ii) a charge of $176.6 related to changes in the Company’s permanent reinvestment assertion with regards to prior accumulated unremitted earnings from certain foreign subsidiaries, partially offset by (iii) a tax benefit of $37.5 associated with the remeasurement of the Company’s U.S. net deferred tax liabilities due to the U.S. federal corporate tax rate reduction.  As discussed under Critical Accounting Policies and Estimates within this Item 7, the three components of the Tax Act Charge are provisional amounts recorded in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”).  SAB 118 addresses the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  Due to the timing of the Tax Act’s enactment and the complexity of its provisions, the Company has not completed its accounting for the impact of the Tax Act.  The Company will analyze guidance and technical interpretations of the provisions of the Tax Act, as well as refine, analyze and update the underlying data, computations and assumptions used to prepare the Tax Act Charge.  The Company will complete its accounting in 2018 once the Company has obtained, prepared and fully analyzed all the necessary information.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for further discussion on the Tax Act.  For a discussion of certain risks associated with changes to fiscal and tax policies including the Tax Act, refer to the risk factor titled “Changes in fiscal and tax policies, audits and examinations by taxing authorities could impact the Company’s results” in Part I, Item 1A herein.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the years indicated.

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.1	67.5	68.1
Acquisition-related expenses	—	0.6	0.1
Selling, general and administrative expenses	12.5	12.7	12.0
Operating income	20.4	19.2	19.8
Interest expense	(1.3)	(1.1)	(1.2)
Other income, net	0.2	0.1	0.3
Income before income taxes	19.3	18.2	18.9
Provision for income taxes	(9.9)	(4.9)	(5.0)
Net income	9.4	13.3	13.9
Net income attributable to noncontrolling interests	(0.1)	(0.2)	(0.2)
Net income attributable to Amphenol Corporation	9.3%	13.1%	13.7%

2017 Compared to 2016

Net sales were $7,011.3 for the year ended December 31, 2017 compared to $6,286.4 for the year ended December 31, 2016, an increase of 12% in both U.S. dollars and constant currencies and 8% organically (excluding both currency and acquisition impacts) over the prior year.  Net sales in the Interconnect Products and Assemblies segment (approximately 94% of net sales) increased 12% in both U.S. dollars and constant currencies and 9% organically in 2017, compared to 2016.  The sales growth was driven primarily by growth in the industrial, automotive, information technology and data communications, mobile devices, military and commercial aerospace markets, with contributions from both organic strength as well as from the Company’s acquisitions, partially offset by a slight decline in sales in the mobile networks market.  Net sales to the industrial market increased (approximately $244.4), reflecting sales strength in heavy equipment, industrial instrumentation, oil and gas, and factory automation as well as contributions from acquisitions.  Net sales to the automotive market increased (approximately $177.0), driven by growth and expansion in all regions of the global automotive market, as well as contributions from acquisitions.  Net sales to the information technology and data communications market increased (approximately $115.0), reflecting organic growth in products for data centers, including server and networking-related applications.  Net sales to the mobile devices market increased (approximately $101.1) primarily due to growth in sales of products incorporated into smartphones and related accessories, partially offset by declining sales of products incorporated into tablets.  Net sales to the military market increased (approximately $77.8), driven by broad strength across substantially all segments of the market including increased sales into military communications and military airframe applications, as well as missile applications.  Net sales to the commercial aerospace market slightly increased (approximately $9.9) primarily due to the contributions from acquisitions as well as strength in large passenger planes, partially offset by continued weakness in demand for business jets and helicopters.  Net sales to the mobile networks market decreased (approximately $20.3), primarily due to reduced overall capital spending by mobile operators.  Net sales in the Cable Products and Solutions segment (approximately 6% of net sales), which is primarily in the broadband communications market, increased 11% in U.S. dollars and 10% in constant currencies in 2017, compared to 2016, primarily due to contributions from an acquisition made during the second half of 2016.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment and consolidated, for the years ended December 31, 2017 and 2016:

			Percentage Growth (relative to prior year)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
	2017	2016	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$6,606.9	$5,922.3	12%	—%	12%	3%	9%
Cable Products and Solutions	404.4	364.1	11%	1%	10%	9%	1%
Consolidated	$7,011.3	$6,286.4	12%	—%	12%	4%	8%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Consolidated Statements of Income and Note 11 of the accompanying financial statements.
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

Geographically, net sales in the United States in 2017 increased approximately 14% in U.S. dollars ($1,978.4 in 2017 versus $1,740.7 in 2016) and 8% organically, compared to 2016.  International sales in 2017 increased approximately 11% in U.S. dollars ($5,032.9 in 2017 versus $4,545.7 in 2016), 10% in constant currencies and 8% organically, compared to 2016 with strength in both Asia and Europe.  The comparatively weaker U.S. dollar in 2017 had the effect of increasing net sales by approximately $13.1 compared to 2016.

Gross profit margin as a percentage of net sales was 32.9% in 2017 compared to 32.5% in 2016.  The increase in gross profit margin as a percentage of net sales relates primarily to higher gross profit margins in the Interconnect Products and Assemblies segment reflecting the benefit of higher volumes and strong operational execution.

Selling, general and administrative expenses were $878.3 or 12.5% of net sales for 2017, compared to $798.2 or 12.7% of net sales for 2016.  Administrative expenses increased approximately $28.9 in 2017 primarily related to increases in stock-based compensation expense, employee-related benefits and amortization of acquisition-related identified intangible assets, and represented approximately 4.8% of net sales in 2017 and 4.9% of net sales in 2016.  Research and development expenses increased approximately $27.6 in 2017 primarily related to increases in expenses for new product development and represented approximately 2.8% of net sales in 2017 and 2.6% of net sales in 2016. Selling and marketing expenses increased approximately $23.6 in 2017 primarily related to the increase in sales volume and represented approximately 4.9% of net sales in 2017 and 5.1% of net sales in 2016.

Operating income was $1,427.6 or 20.4% of net sales in 2017, compared to $1,205.2 or 19.2% of net sales in 2016.  Operating income for 2017 includes $4.0 of acquisition-related expenses, related to external transaction costs incurred in the second quarter of 2017.  Operating income for 2016 includes $36.6 of acquisition-related expenses, which includes external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges related to the acquisition of FCI Asia Pte. Ltd. (“FCI”),  as well as transaction costs associated with other acquisitions.  These acquisition-related expenses are separately presented in the Consolidated Statements of Income.  Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $1,431.6 or 20.4% of net sales in 2017 and $1,241.8 or 19.8% in 2016.  The increase in Adjusted Operating Margin for 2017 compared to 2016, was driven primarily by an increase in operating margin for the Interconnect Products and Assemblies segment.  Operating income for the Interconnect Products and Assemblies segment in 2017 was $1,475.2 or 22.3% of net sales, compared to $1,280.3 or 21.6% of net sales in 2016.  The increase in operating income margin was driven primarily by the higher gross profit margin as discussed above.  In addition, the operating income for the Cable Products and Solutions segment in 2017 was $54.2 or 13.4% of net sales, compared to $52.8 or 14.5% of net sales in 2016.  The decrease in operating income margin for the Cable Products and Solutions segment in 2017 compared to 2016 was primarily driven by increases in certain commodity costs.

Interest expense was $92.3 in 2017 compared to $72.6 in 2016.  The increase is primarily due to higher average debt levels, which resulted from the Company’s dividend and stock buyback programs, as well as higher average interest rates partially driven by the senior note issuances in April 2017.

Other income, net, increased to $17.1 in 2017 compared to $8.5 in 2016.  The increase is primarily related to higher interest income on higher cash equivalents and short-term investment balances.

Provision for income taxes was at an effective rate of 51.1% in 2017 and 27.0% in 2016.  The increase in the effective tax rate in 2017 resulted primarily from the Tax Act Charge of $398.5, partially offset by the excess tax benefits of $66.6 related to stock-based compensation as a result of the adoption of the new stock-based compensation standard in 2017 (the adoption of ASU 2016-09 is discussed in Note 1 of the Notes to the Consolidated Financial Statements).  Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, was 26.5% for both 2017 and 2016, as reconciled in the table below to the comparable effective tax rate based on GAAP results.  For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 4 of the Notes to the Consolidated Financial Statements.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) was $650.5 and $2.06, respectively, for 2017, compared to $822.9 and $2.61, respectively, for 2016.  Excluding the effect of the aforementioned (a) Tax Act Charge, (b) excess tax benefits related to stock-based compensation and (c) the acquisition-related expenses incurred in 2017 and 2016, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $986.1 and $3.12, respectively, for 2017, compared to $856.0 and $2.72, respectively, for 2016.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2017 and 2016:

	2017					2016
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$1,427.6	20.4%	$650.5	51.1%	$2.06	$1,205.2	19.2%	$822.9	27.0%	$2.61
Acquisition-related expenses	4.0	-	3.7	-	0.01	36.6	0.6	33.1	(0.5)	0.11
Excess tax benefits related to stock-based compensation	-	-	(66.6)	4.9	(0.21)	-	-	-	-	-
Tax Act Charge	-	-	398.5	(29.5)	1.26	-	-	-	-	-
Adjusted (non-GAAP)	$1,431.6	20.4%	$986.1	26.5%	$3.12	$1,241.8	19.8%	$856.0	26.5%	$2.72

(1)

While the terms “operating margin” and “effective tax rate” are not considered GAAP measures, for purposes of this table, we derive the Reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP measure.

2016 Compared to 2015

Net sales were $6,286.4 for the year ended December 31, 2016 compared to $5,568.7 for the year ended December 31, 2015, an increase of 13% in U.S. dollars, 14% in constant currencies and 2% organically (excluding both currency and acquisition impacts) over the prior year.  Net sales in the Interconnect Products and Assemblies segment (approximately 94% of net sales) increased 13% in U.S. dollars, 14% in constant currencies and 2% organically in 2016, compared to 2015.  The sales growth was driven primarily by growth in the information technology and data communications, industrial, automotive, mobile networks and military markets, with contributions from both the Company’s acquisitions as well as organic strength, partially offset by a decline in sales in the mobile devices market and a slight decline in the commercial aerospace market.  Net sales to the information technology and data communications market increased (approximately $404.0), reflecting the benefits of FCI and other acquisitions as well as growth in products for data centers, including server, networking and storage-related applications.  Net sales to the industrial market increased (approximately $183.9) reflecting the benefit of acquisitions including FCI as well as sales strength in hybrid bus and truck, factory automation and heavy equipment, which was partially offset by sales declines in products sold into oil and gas exploration and alternative energy applications.  Net sales to the automotive market increased (approximately $118.3), driven by both an expansion of our products across a diversified range of vehicles and new onboard electronics as well as contributions from acquisitions.  Net sales to the mobile networks market increased (approximately $114.9), primarily due to contributions from acquisitions including FCI as well as increased sales to mobile network service providers and original equipment manufacturers.  Net sales to the military market increased (approximately $24.0), driven primarily by increased sales into avionics packaging and military airframe applications.  Net sales to the mobile devices market decreased (approximately $158.8) primarily due to declining sales of products incorporated into tablets, smartphones and production-related products, partially offset by growth in sales of products incorporated into new wearable technologies.  Net sales to the commercial aerospace market slightly decreased (approximately $2.5) due to decreases in commercial helicopter and business jet demand which offset the growth associated with new airplane platforms.  Net sales in the Cable Products and Solutions segment (approximately 6% of net sales), which is primarily in the broadband communications market, increased 10% in U.S. dollars, 12% in constant currencies and 9% organically in 2016, compared to 2015, primarily due to the sales increase in the broadband communications market and contributions from an acquisition made during the second half of 2016.

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

Geographically, net sales in the U.S. in 2016 increased approximately 3% in U.S. dollars ($1,740.7 in 2016 versus $1,696.3 in 2015) compared to 2015.  International sales in 2016 increased approximately 17% in U.S. dollars ($4,545.7 in 2016 versus $3,872.4 in 2015), 19% in constant currencies and 5% organically, compared to 2015 with strength in both Asia and Europe.  The comparatively stronger U.S. dollar in 2016 had the effect of decreasing net sales by approximately $61.3 compared to 2015.

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

Operating income was $1,205.2 or 19.2% of net sales in 2016, compared to $1,104.7 or 19.8% of net sales in 2015.  Operating income for 2016 includes $36.6 of acquisition-related expenses, which included external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges related to the FCI acquisition, as well as transaction costs associated with other acquisitions.  Operating income for 2015 includes $5.7 of acquisition-related expenses, which includes professional and transaction-related fees and other external expenses related to acquisitions closed and announced in 2015.  These acquisition-related expenses are separately presented in the Consolidated Statements of Income.  For the years ended December 31, 2016 and 2015, these expenses had an impact on net income of $33.1, or $0.11 per share, and $5.7, or $0.02 per share, respectively.  Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $1,241.8 or 19.8% of net sales in 2016 and $1,110.4 or 19.9% in 2015.  The decrease in Adjusted Operating Margin for 2016 compared to 2015, relates to the decrease in operating margin for the Interconnect Products and Assemblies segment.  Operating income for the Interconnect Products and Assemblies segment in 2016 was $1,280.3 or 21.6% of net sales, compared to $1,158.3 or 22.1% of net sales in 2015.  The slight decrease in operating income margin is driven by the impact of the FCI acquisition, which had a lower operating margin than the average of the Interconnect Products and Assemblies segment for the full year period.  In addition, the operating income for the Cable Products and Solutions segment in 2016 was $52.8 or 14.5% of net sales, compared to $40.3 or 12.2% of net sales in 2015.  The increase in operating income margin for the Cable Products and Solutions segment in 2016 compared to 2015 was primarily as a result of strong operating execution on additional volume, along with the benefit from the favorable impact from commodities.

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

Provision for income taxes was at an effective rate of 27.0% in 2016 and 26.6% in 2015.  The effective tax rate for 2016 and 2015 included the effect of acquisition-related expenses incurred during each year.  Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, was 26.5% for both 2016 and 2015, as reconciled in the table below to the comparable effective tax rate based on GAAP results.  For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 4 of the Notes to the Consolidated Financial Statements.

Net income attributable to Amphenol Corporation and Diluted EPS was $822.9 and $2.61, respectively, for 2016, compared to $763.5 and $2.41, respectively, for 2015.  Excluding the effect of the acquisition-related expenses incurred in 2016, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, as defined in the “Non-GAAP Financial Measures” section below, were $856.0 and $2.72, respectively, for 2016, compared to $769.2 and $2.43, respectively, for 2015.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the years ended December  31, 2016 and 2015:

	2016					2015
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$1,205.2	19.2%	$822.9	27.0%	$2.61	$1,104.7	19.8%	$763.5	26.6%	$2.41
Acquisition-related expenses	36.6	0.6	33.1	(0.5)	0.11	5.7	0.1	5.7	(0.1)	0.02
Adjusted (non-GAAP)	$1,241.8	19.8%	$856.0	26.5%	$2.72	$1,110.4	19.9%	$769.2	26.5%	$2.43

(1)

While the terms “operating margin” and “effective tax rate” are not considered GAAP measures, for purposes of this table, we derive the Reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP measure.

Liquidity and Capital Resources

At December 31, 2017 and 2016, the Company had cash, cash equivalents and short-term investments of $1,753.7 and $1,173.2, respectively.  The vast majority of the Company’s cash, cash equivalents and short-term investments on hand as of December 31, 2017 is located outside of the United States.   The Tax Act’s change to a modified territorial tax system in the United States significantly reduces the future tax expense associated with the remittance of foreign earnings, among other changes.  As a result of this change, the Company plans to repatriate a significant portion of its cash, cash equivalents and short-term investments in 2018.  Additionally, in connection with the Tax Act, the Company recorded a provisional charge for the foreign and U.S. state and local tax cost related to changes in the Company’s permanent reinvestment assertion with regards to prior accumulated unremitted earnings from certain foreign subsidiaries, due to our intention to repatriate such foreign earnings over time.  Such taxes will be paid when those respective earnings are repatriated.  For the year ended December 31, 2017, the Tax Act also resulted in a Transition Tax on the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries, which we will pay, net of applicable tax credits and deductions, over the next eight years starting in 2018.  The Company does not believe that these future tax payments will have a significant impact on its liquidity or capital resources.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015, as reflected in the Consolidated Statements of Cash Flow:

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$1,144.2	$1,077.6	$1,030.5
Net cash used in investing activities	(380.2)	(1,612.7)	(27.3)
Net cash used in financing activities	(140.1)	(133.5)	(180.1)
Effect of exchange rate changes on cash and cash equivalents	60.6	(34.0)	(54.8)
Net change in cash and cash equivalents	$684.5	$(702.6)	$768.3

Operating Activities

The ability to generate cash from operating activities has been one of the Company’s fundamental financial strengths.  Cash flow provided by operating activities was $1,144.2 for 2017 compared to $1,077.6 for 2016.  The increase in cash flow provided by operating activities in 2017 was primarily due to an increase in net income (excluding the effects of the non-cash Tax Act Charge of $398.5), which more than offset a higher usage of cash related to the change in working capital.  Cash flow provided by operating activities was $1,077.6 for 2016 compared to $1,030.5 for 2015.  The increase in cash flow provided by operating activities for 2016 compared to 2015 is primarily related to an increase in net income, higher non-cash charges resulting from the increase in depreciation and amortization related to the FCI acquisition, and a higher decrease in the net components of working capital, which were partially offset by a higher usage of cash related to the change in long-term assets and liabilities.

In 2017, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $158.1, excluding the impact of acquisitions and foreign currency translation, due primarily to increases in accounts receivable, inventories and other current assets of $146.5, $100.4 and $75.9, respectively, partially offset by increases in accounts payable and accrued liabilities of $140.5 and $24.2, respectively.  In 2016, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow decreased $51.2, excluding the impact of acquisitions and foreign currency translation, due primarily to increases in accrued income taxes, other accrued liabilities, and accounts payable of $91.7, $61.9, and $47.8, respectively, and a decrease in other current assets of $29.9, partially offset by increases in accounts receivable and inventories of $165.9 and $14.2, respectively.  In 2015, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow decreased $46.9, excluding the impact of acquisitions and foreign currency translation, due primarily to decreases in other current assets of $47.7 and increases in accrued liabilities of $44.2, offset by increases in accounts receivable and inventory of $22.3 and $5.2, respectively, and a decrease in accounts payable of $17.5.

The following describes the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets at December 31, 2017 compared to December 31, 2016. Accounts receivable increased $249.3 to $1,598.6 primarily due to increased sales volumes, the impact of our 2017 acquisitions and the effect of translation from exchange rate changes at December 31, 2017 compared to December 31, 2016 (“Translation”).  Days sales outstanding at December 31, 2017 and 2016 were approximately 73 days.  Inventories increased $178.0 to $1,106.9, primarily to support expected future sales levels, along with the impact of the 2017 acquisitions and Translation. Inventory days at December 31, 2017 and 2016 were 76 days.  Other current assets increased $57.0 to $196.8 primarily due to increases in other receivables and prepaid expenses.  Property, plant and equipment, net, increased $105.4 to $816.8, primarily due to capital expenditures of $226.6 as well as Translation and the impact of 2017 acquisitions, partially offset by depreciation of $173.0 and disposals.  Goodwill increased $363.8 to $4,042.6 primarily as a result of goodwill recognized related to five acquisitions in the Interconnect Products and Assemblies segment in 2017, as well as Translation.  Intangibles, net and other long-term assets decreased $28.8 to $488.5 primarily as a result of the amortization of $48.6 on intangible assets, partially offset by the identifiable intangible assets of $13.3 recognized related to 2017 acquisitions and Translation.  Accounts payable increased $197.4 to $875.6, primarily as a result of an increase in purchasing activity related to higher sales levels as well as Translation and the impact of 2017 acquisitions.  Payable days at December 31, 2017 and 2016 were 60 and 55, respectively.  Total accrued expenses, including accrued income taxes, increased $120.9 to $702.7, primarily as a result of an increase in accrued wages and salaries and employee-related benefits as well as an increase of approximately $63.1 related to the Tax Act Charge.  Other long-term liabilities,  including deferred tax liabilities, increased $351.1 to $567.6, primarily as a result of an increase of approximately $335.4 recorded in 2017 related to the Tax Act Charge.

In 2017, the Company made aggregate cash contributions to its defined benefit pension plans (the “Plans”) of approximately $22.5, the majority of which was to its defined benefit pension plans in the United States (“U.S. Plans”).  The Company estimates that, based on current actuarial calculations and the Company’s funding intentions, it will make aggregate cash contributions to the Plans in 2018 of approximately $90.0, of which approximately $80.0 represents voluntary contributions made in January 2018 to substantially fund the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the plan assets.

In addition to cash flow from operating activities, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash.  The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the years ended December 31, 2017, 2016 and 2015.  The increase in Free Cash Flow in 2017 is primarily related to an increase in net cash provided by operating activities (operating cash flow) as described above, which more than offset the increase in capital expenditures.

	2017	2016	2015
Net cash provided by operating activities (GAAP)	$1,144.2	$1,077.6	$1,030.5
Capital expenditures (GAAP)	(226.6)	(190.8)	(172.1)
Free Cash Flow (non-GAAP)	$917.6	$886.8	$858.4

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash used in investing activities was $380.2 in 2017, compared to $1,612.7 in 2016 and $27.3 in 2015.  In 2017, cash used in investing activities was driven primarily by the use of $265.5 in cash to fund acquisitions and $222.5 for capital expenditures (net of disposals), partially offset by net sales and maturities of short-term investments of $107.8.  In 2016, cash used in investing activities was driven primarily by the use of $1,305.1 in cash to fund acquisitions, most significantly the acquisition of FCI for $1,178.6, capital expenditures (net of disposals) of $183.7, and net purchases of short-term investments of $123.9.  In 2015, cash used in investing activities was driven primarily by the use of $199.8 in cash to fund acquisitions and $163.4 for capital expenditures (net of disposals), partially offset by net sales and maturities of short-term investments of $335.9.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of common stock, proceeds from the exercise of stock options, dividend payments and distributions to noncontrolling interests.

Net cash used in financing activities was $140.1 in 2017, compared to $133.5 in 2016 and $180.1 in 2015.  In 2017, cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $618.0, repayment of the 1.55% Senior Notes of $375.0, dividend payments of $205.0, purchases of and distributions to shareholders of noncontrolling interests of $24.4 and payments of costs related to the issuances of our two new series of senior notes of $5.2, partially offset by net cash proceeds from both the issuance of our two new series of senior notes and increased net borrowings under the commercial paper program of $903.4 combined, as well as the exercise of stock options of $184.1.  In 2016, cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $325.8, dividend payments of $172.7, distributions to shareholders of noncontrolling interests of $6.8 and payments of costs related to the refinancing of our revolving credit facility of $3.0, partially offset by cash proceeds from the exercise of stock options including the related excess tax benefits of $191.6 and increased net borrowings of $183.2.  In 2015, cash used in financing activities of $180.1 was driven primarily by repurchases of the Company’s common stock of $248.9, dividend payments of $159.3 and distributions to shareholders of noncontrolling interests of $6.1, partially offset by increased net borrowings of $153.6 and cash proceeds from the exercise of stock options including the related excess tax benefits of $80.6.

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

On March 1, 2016, the Company replaced its $1,500.0 unsecured credit facility with a new $2,000.0 unsecured credit facility (the “Revolving Credit Facility”).  The Revolving Credit Facility, which matures March 2021, increases the aggregate commitments by $500.0 and gives the Company the ability to borrow at a spread over LIBOR.  The Company intends to utilize the Revolving Credit Facility for general corporate purposes.  At December 31, 2017, there were no borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At December 31, 2017, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

The Company has a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company issues short-term unsecured commercial paper notes in one or more private placements.    In April 2016, the maximum aggregate principal amount of the commercial paper notes that may be outstanding at any time was increased by $500.0 from $1,500.0 to $2,000.0 under the Commercial Paper Program.  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The amount of commercial paper notes outstanding as of December 31, 2017 was $1,175.4.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of December 31, 2017, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$750.0	2.55%	January 2019
400.0	2.20%	April 2020
375.0	3.125%	September 2021
500.0	4.00%	February 2022
350.0	3.20%	April 2024

The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of Senior Notes, subject to certain terms and conditions.  On April 5, 2017, the Company issued $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 (the “2020 Senior Notes”)

and $350.0 principal amount of unsecured 3.20% Senior Notes due April 1, 2024 (the “2024 Senior Notes” and, together with the 2020 Senior Notes, the “Notes”).   In 2017, the Company incurred approximately $5.2 of costs related to the issuances of the Notes, which are amortized to interest expense over the respective terms of the debt.

In September 2017, the Company used the net proceeds from the Notes to repay all of its outstanding $375.0 principal amount of 1.55% Senior Notes that were due September 15, 2017, with the remainder of the net proceeds being used for general corporate purposes.

Refer to Note 2 of the Notes to the Consolidated Financial Statements for further information related to the Company’s debt.

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the year ended December 31, 2017, the Company repurchased 8.4 million shares of its Common Stock for $618.0.  These treasury shares have been retired by the Company and Common Stock and retained earnings were reduced accordingly.  From January 1, 2018 through January 31, 2018, the Company repurchased approximately 1.1 million additional shares of Common Stock for $105.5, leaving approximately $276.5 available to purchase under the 2017 Stock Repurchase Program.   The price and timing of any future purchases under the 2017 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

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

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  The following table summarizes the declared quarterly dividends per share for each of the three years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
First Quarter	$0.16	$0.14	$0.125
Second Quarter	0.16	0.14	0.125
Third Quarter	0.19	0.14	0.14
Fourth Quarter	0.19	0.16	0.14

Dividends declared and paid for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Dividends declared	$213.7	$178.8	$163.7
Dividends paid (including those declared in the prior year)	205.0	172.7	159.3

Liquidity and Cash Requirements

The Company’s primary sources of liquidity are internally generated cash flow, the Commercial Paper Program, the Revolving Credit Facility, and its cash, cash equivalents and short-term investments on hand.  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets (including the issuances of both the 2020 Senior Notes and 2024 Senior Notes in April 2017) provide adequate liquidity to meet its obligations for the next twelve months and for the foreseeable future, including the repayment of the $750.0 outstanding principal amount of 2.55% Senior Notes due January 2019 (the “2.55% Notes”).

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchase of its Common Stock, funding of pension obligations, dividends and debt service (including the repayment of the 2.55% Notes),  and payments associated with the Transition Tax which is payable over eight years beginning in 2018 and taxes due upon the repatriation of foreign earnings which will be payable upon the repatriation of such earnings as discussed above.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility, and the Commercial Paper Program.  The Company also expects to use cash to fund all or part of the cost of acquisitions, as it did with the 2016 acquisition of FCI.  The Company expects that capital expenditures in 2018 will be in a range of 3% to 4% of net sales.

FCI Acquisition

On January 8, 2016, pursuant to a Purchase Agreement dated July 17, 2015 as amended on December 31, 2015, the Company acquired all of the share capital of FCI for an aggregate purchase price of approximately $1,178.6, net of cash acquired, which was funded by cash, cash equivalents and short-term investments on hand that were held outside of the United States.

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

Foreign Exchange

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies including possible currency devaluations. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, including in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations.  For further discussion of foreign exchange exposures, risks and uncertainties, refer to the risk factor titled “The Company’s results may be negatively affected by foreign currency exchange rates” in Part I, Item 1A herein.

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures defined below as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Company's Board of Directors and assessing related employee compensation measures.  Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and year-over-year comparative results, in addition to the reasons noted below.  Non-GAAP financial measures related to operating income, operating margin, net income attributable to Amphenol Corporation, effective tax rate and diluted EPS exclude income and expenses that are not directly related to the Company's operating performance during the years presented.  Items excluded in such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, refinancing-related costs, and certain discrete tax items including but not limited to (i) the Tax Act Charge and (ii) the excess tax benefits related to stock-based compensation that may arise during such periods.  As a result of the Tax Act’s reduction of a substantial portion of the future tax benefits of the Company’s stock option program as well as 2017 being the first year in which these excess tax benefits were reflected in income under U.S. GAAP, the Company has excluded and will continue to exclude the excess tax benefit of stock option exercises in the presentation of its adjusted non-GAAP financial measures.  Non-GAAP financial measures related to net sales exclude the impact related to foreign currency exchange and acquisitions.  The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation, as a substitute for or superior to the related U.S. GAAP financial measures.  In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies, as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP.  The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2017, 2016 and 2015 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 7:

•

Adjusted Diluted EPS is defined as diluted earnings per share (as reported in accordance with U.S. GAAP), excluding income and expenses and their specific tax effects, that are not directly related to the Company's operating performance during the years presented.  Adjusted Diluted EPS is calculated as Adjusted Net Income attributable to Amphenol Corporation, as defined above, divided by the weighted average outstanding diluted shares as reported in the Company’s Consolidated Statements of Income.

•

Adjusted Effective Tax Rate is defined as Provision for income taxes, as reported in the Consolidated Statements of Income, expressed as a percentage of Income before income taxes, as reported in the Consolidated Statements of Income, each excluding the income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the years presented.

•

Adjusted Net Income attributable to Amphenol Corporation is defined as Net income attributable to Amphenol Corporation, as reported in the Consolidated Statements of Income, excluding income and expenses and their specific tax effects that are not directly related to the Company's operating performance during the years presented.

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

•

Free Cash Flow is defined as Net cash provided by operating activities (“operating cash flow” - as reported in accordance with U.S. GAAP) less capital expenditures (as reported in accordance with U.S. GAAP), both of which are derived from the Company’s Consolidated Statements of Cash Flow.   Free Cash Flow is an important liquidity measure for the Company, as we believe it is useful for management and investors to assess our ability to generate cash, as well as to assess how much cash can be used to reinvest in the growth of the Company or to return to shareholders through either stock repurchases or dividends.

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

Pensions

The Company and certain of its subsidiaries in the United States have defined benefit pension plans (“U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.   Certain foreign subsidiaries also have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”).  The total liability for accrued pension and postretirement benefit obligations under the Company’s pension and postretirement benefit plans decreased in 2017 to $256.9 ($4.4 of which represents the expected benefit payments to be made during 2018 primarily for unfunded foreign plans, as included in other accrued expenses) from $277.0 in 2016 primarily due to higher returns on plan assets realized in 2017, partly offset by the impact of lower discount rates on our projected benefit obligation.  The Company estimates that, based on current actuarial calculations and the Company’s funding intentions, it will make aggregate cash contributions to the Plans in 2018 of approximately $90.0, of which approximately $80.0 represents voluntary contributions made in January 2018 to substantially fund the U.S. Plans.  The timing and amount of cash contributions in subsequent years will depend on a number of factors including the investment performance of the Plans’ assets.

Refer to Note 7 of the Notes to the Company’s Consolidated Financial Statements for further discussion of the Company’s benefit plans and other postretirement benefit plans.

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

Revenue Recognition - The Company’s primary source of revenues is from product sales to its customers.  Revenue from sales of the Company’s products is recognized at the time the goods are delivered, title passes and the risks and rewards of ownership pass to the customer, provided the earnings process is complete and revenue is measurable.  Such recognition generally occurs when the products reach the shipping point, the sales price is fixed and determinable, and collection is reasonably assured. Delivery is determined by the Company’s shipping terms, which are primarily freight on board shipping point.  Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns.  These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.  The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 6% of net sales in 2017), the Company pays for shipping costs to the majority of its customers. Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in Selling, general and administrative expenses.

Inventories - Inventories are stated at the lower of standard cost, which approximates average cost, or net realizable value.  The principal components of cost included in inventories are materials, direct labor and manufacturing overhead.    The Company regularly reviews inventory quantities on hand, evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand.  Provisions for slow-moving and obsolete inventory are made based on historical experience and product demand.  Should future product demand change, existing inventory could become slow-moving or obsolete, and provisions would be increased accordingly.

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

In 2017 and 2016, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment assessment.  As part of this assessment, the Company reviews qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit.  In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting units is greater than its respective carrying amount.  As of July 1, 2017 and 2016, the Company determined that it was more likely than not that the fair value of its reporting units exceeded their respective carrying amounts.

The Company has not recognized any goodwill impairment in 2017, 2016 or 2015 in connection with its annual impairment assessment.

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

Income Taxes  - Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted.  Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. As of December 31, 2017, the Company has not provided for deferred income taxes on undistributed foreign earnings related to certain geographies of approximately $492.8, as it is the Company’s intention to permanently reinvest such earnings outside the United States.  The amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated would not be material.  In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries.  It is not practicable to determine the deferred tax liability with respect to such basis differences.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

As a result of the Tax Act, the Company has recorded (i) a provisional income tax charge related to the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries, (ii) a provisional income tax charge related to changes in the Company’s permanent reinvestment assertion with regards to prior accumulated unremitted earnings from certain foreign subsidiaries, partially offset by (iii) a provisional income tax benefit associated with the remeasurement of its net deferred tax liabilities due to the U.S. federal corporate tax rate reduction, and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  Beginning in 2018, the Tax Act also includes a global intangible low-taxed income ("GILTI") provision, which as currently interpreted by the Company, requires a tax on foreign earnings in excess of a deemed return on tangible assets of foreign subsidiaries.  The Company has elected an accounting policy to account for GILTI as a period cost if incurred, rather than recognizing deferred taxes for temporary basis differences expected to reverse as GILTI.  Other provisions of the Tax Act that impact future tax years continue to be assessed.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  In 2017, the Company recorded provisional income tax charges as a result of the Tax Act.  Due to the timing of the Tax Act’s enactment and the complexity of its provisions, the Company has not completed its accounting for the impact of the Tax Act.  The Company will analyze guidance and technical interpretations of the provisions of the Tax Act, as well as refine, analyze and update the underlying data, computations and assumptions used to prepare these provisional amounts. The Company will complete its accounting in 2018 once the Company has obtained, prepared, and fully analyzed all the necessary information.  We will record any necessary adjustments in the period in which such adjustments are identified.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for further discussion on the Tax Act.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2017, as well as an estimate of the timing in which such obligations are expected to be satisfied.

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Debt (1)	$3,555.5	$1.1	$1,151.7	$2,051.4	$351.3
Interest related to senior notes (1)	252.4	70.9	100.6	64.1	16.8
Operating leases	161.2	53.2	61.0	25.7	21.3
Purchase obligations (2)	345.6	286.9	56.2	2.4	0.1
Accrued pension and postretirement benefit obligations (3)	69.0	9.1	14.7	15.4	29.8
Transition tax (Tax Act) (4)	185.8	14.9	29.7	29.7	111.5
Total (5)	$4,569.5	$436.1	$1,413.9	$2,188.7	$530.8

(1)

The Company has excluded expected interest payments on the Revolving Credit Facility and Commercial Paper Program from the above table, as this calculation is largely dependent on average debt levels the Company expects to have during each of the years presented.  The actual interest payments made related to the Company’s Revolving Credit Facility and Commercial Paper Program, combined, in 2017 were approximately $15.2.  Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by such items as future acquisitions, repurchases of treasury stock, dividend payments as well as payments or additional borrowings made to reduce or increase the underlying revolver balance.

(2)	Purchase obligations relate primarily to open purchase orders for goods and services, including but not limited to, raw materials and components to be used in production.

(3)

Included in this table are estimated benefit payments expected to be made under the Company’s unfunded pension and postretirement benefit plans and the anticipated minimum required contributions under the Company’s funded pension plans.  The Company also maintains several funded pension benefit plans, the most significant of which covers its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plans due to prior contributions made in excess of minimum requirements and as a result, there was no anticipated minimum required contribution included in the table above related to the U.S. Plans for 2017.  However, the Company did make a voluntary contribution to the U.S. Plans of approximately $16.5 in 2017, and in January 2018, the Company also made voluntary contributions of approximately $80.0 to substantially fund the U.S. Plans, which is excluded from the above table.  It is not possible to reasonably estimate expected required contributions in the above table after 2018 since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(4)

As a result of the enactment of the Tax Act in December 2017, the Company recorded a provisional tax charge on the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries for the year ended December 31, 2017.  This tax charge, which is net of applicable tax credits and deductions and included in the table above, represents our current provisional charge based on certain assumptions made upon the Company’s current interpretation of the Tax Act.  In 2018, the Company will analyze guidance and technical interpretations of the provisions of the Tax Act, as well as refine, analyze and update the underlying data, computations and assumptions used to prepare this provisional amount.  As permitted under the Tax Act, this income tax charge will be paid over the next eight years starting in 2018.  The table above excludes the provisional charge recorded in 2017 related to changes in the Company’s permanent reinvestment assertion with regards to prior accumulated unremitted earnings from certain foreign subsidiaries, since that portion of the charge is not due until the Company repatriates such earnings.

(5)

As of December 31, 2017, the Company has recorded liabilities of approximately $162.8 related to unrecognized tax benefits.  These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows; it is difficult to make a reasonably reliable estimate of the amount and period in which all of these liabilities might be paid.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

(dollars in millions)

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates.  The Company does not have any significant concentration with any one counterparty.

Foreign Currency Exchange Rate Risk

The Company conducts business in many international currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins and equity. The Company attempts to manage currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold (thereby generating revenues and incurring expenses in the same currency), cost reduction and pricing actions, and working capital management.  However, there can be no assurance that these actions will be fully effective in managing currency risk, including in the event of a significant and sudden decline in the value of any of the international currencies of the Company’s worldwide operations.

As of December 31, 2017, the Company had six forward contracts of varying amounts that effectively fixed Euro, Great Britain Pound and Korean Won intercompany debt obligations into fixed Hong Kong dollar denominated obligations expiring at various times through 2018 concurrent with the underlying intercompany loans.  The fair value of the contracts at December 31, 2017 resulted in a net asset of $2.3. A 10% change in foreign currency exchange rates would not have a material effect on the value of the hedges as of December 31, 2017 and 2016. The Company does not engage in purchasing forward contracts for trading or speculative purposes.

Refer to Note 3 of the Notes to the Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities.  The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt.  In April 2017, the Company issued $400.0 principal amount of unsecured 2.20% senior notes due April 2020 and $350.0 principal amount of unsecured 3.20% senior notes due April 2024.  The Company used all of the net proceeds to repay the outstanding 1.55% senior notes of $375.0 that was due in September 2017 as well as for general corporate purposes.

Any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, while any borrowings under the Commercial Paper Program are subject to floating interest rates.  Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates.  As of December 31, 2017, $1,182.0, or 33%, of the Company’s outstanding borrowings, which related mainly to its Commercial Paper Program, were subject to floating interest rates.  At December 31, 2017 and 2016, the Company’s average floating rate on such borrowings was 1.71% and 1.06%, respectively.  A 10% change in this interest rate at December 31, 2017 and 2016 would not have a material effect on interest expense.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2018, although there can be no assurances that interest rates will not change significantly.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Amphenol Corporation

Wallingford, Connecticut

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Hartford, Connecticut

February 21, 2018

We have served as the Company's auditor since 1997.

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars and shares in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$7,011.3	$6,286.4	$5,568.7
Cost of sales	4,701.4	4,246.4	3,789.2
Gross profit	2,309.9	2,040.0	1,779.5
Acquisition-related expenses	4.0	36.6	5.7
Selling, general and administrative expenses	878.3	798.2	669.1
Operating income	1,427.6	1,205.2	1,104.7

Interest expense	(92.3)	(72.6)	(68.3)
Other income, net	17.1	8.5	16.4
Income before income taxes	1,352.4	1,141.1	1,052.8
Provision for income taxes	(691.7)	(308.5)	(280.5)
Net income	660.7	832.6	772.3
Less: Net income attributable to noncontrolling interests	(10.2)	(9.7)	(8.8)
Net income attributable to Amphenol Corporation	$650.5	$822.9	$763.5

Net income per common share — Basic	$2.13	$2.67	$2.47

Weighted average common shares outstanding — Basic	305.7	308.3	309.1

Net income per common share — Diluted	$2.06	$2.61	$2.41

Weighted average common shares outstanding — Diluted	316.5	315.2	316.5

Dividends declared per common share	$0.70	$0.58	$0.53

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Year Ended December 31,
	2017	2016	2015

Net income	$660.7	$832.6	$772.3
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	243.3	(110.7)	(152.7)
Unrealized gain (loss) on cash flow hedges	(0.1)	1.6	(0.4)
Defined benefit plan adjustment	27.8	(12.5)	8.2
Total other comprehensive income (loss), net of tax	271.0	(121.6)	(144.9)

Total comprehensive income	931.7	711.0	627.4

Less: Comprehensive income attributable to noncontrolling interests	(13.2)	(7.6)	(7.6)

Comprehensive income attributable to Amphenol Corporation	$918.5	$703.4	$619.8

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars and shares in millions, except per share data)

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,719.1	$1,034.6
Short-term investments	34.6	138.6
Total cash, cash equivalents and short-term investments	1,753.7	1,173.2
Accounts receivable, less allowance for doubtful accounts of $23.0 and $23.6, respectively	1,598.6	1,349.3
Inventories:
Raw materials and supplies	386.2	319.8
Work in process	358.0	313.4
Finished goods	362.7	295.7
	1,106.9	928.9
Other current assets	196.8	139.8
Total current assets	4,656.0	3,591.2
Property, plant and equipment:
Land	32.6	28.1
Buildings and improvements	322.3	281.7
Machinery and equipment	1,662.0	1,408.8
	2,016.9	1,718.6
Accumulated depreciation	(1,200.1)	(1,007.2)
	816.8	711.4
Goodwill	4,042.6	3,678.8
Intangibles, net and other long-term assets	488.5	517.3
	$10,003.9	$8,498.7

Liabilities & Equity
Current Liabilities:
Accounts payable	$875.6	$678.2
Accrued salaries, wages and employee benefits	151.6	131.8
Accrued income taxes	154.2	125.1
Accrued dividends	58.1	49.3
Other accrued expenses	338.8	275.6
Current portion of long-term debt	1.1	375.2
Total current liabilities	1,579.4	1,635.2

Long-term debt, less current portion	3,541.5	2,635.5
Accrued pension and postretirement benefit obligations	272.0	288.4
Deferred income taxes	241.2	77.7
Other long-term liabilities	326.4	138.8
Commitments and contingent liabilities

Equity:
Class A Common Stock, $.001 par value; 1,000.0 shares authorized; 305.7 and 308.3 shares issued and outstanding at December 31, 2017 and 2016, respectively	0.3	0.3
Additional paid-in capital	1,249.0	1,020.9
Retained earnings	2,941.5	3,122.7
Accumulated other comprehensive loss	(201.0)	(469.0)
Total shareholders’ equity attributable to Amphenol Corporation	3,989.8	3,674.9

Noncontrolling interests	53.6	48.2
Total equity	4,043.4	3,723.1
	$10,003.9	$8,498.7

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars and shares in millions)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Stock	Interests	Equity
Balance January 1, 2015	310	$0.3	$659.4	$2,453.5	$(205.8)	$—	$30.5	$2,937.9
Net income				763.5			8.8	772.3
Other comprehensive loss					(143.7)		(1.2)	(144.9)
Acquisitions resulting in noncontrolling interests							7.9	7.9
Distributions to shareholders of noncontrolling interests							(6.1)	(6.1)
Purchase of treasury stock						(248.9)		(248.9)
Retirement of treasury stock	(5)			(248.9)		248.9		—
Stock options exercised, including tax benefit	3		79.7					79.7
Dividends declared ($0.53 per common share)				(163.7)				(163.7)
Stock-based compensation expense			44.2					44.2
Balance December 31, 2015	308	0.3	783.3	2,804.4	(349.5)	—	39.9	3,278.4
Net income				822.9			9.7	832.6
Other comprehensive loss					(119.5)		(2.1)	(121.6)
Acquisitions resulting in noncontrolling interests							7.5	7.5
Distributions to shareholders of noncontrolling interests							(6.8)	(6.8)
Purchase of treasury stock						(325.8)		(325.8)
Retirement of treasury stock	(6)			(325.8)		325.8		—
Stock options exercised, including tax benefit	6		190.0					190.0
Dividends declared ($0.58 per common share)				(178.8)				(178.8)
Stock-based compensation expense			47.6					47.6
Balance December 31, 2016	308	0.3	1,020.9	3,122.7	(469.0)	—	48.2	3,723.1
Net income				650.5			10.2	660.7
Other comprehensive income					268.0		3.0	271.0
Acquisitions resulting in noncontrolling interests							11.1	11.1
Purchase of noncontrolling interest			(5.5)				(10.3)	(15.8)
Distributions to shareholders of noncontrolling interests							(8.6)	(8.6)
Purchase of treasury stock						(618.0)		(618.0)
Retirement of treasury stock	(8)			(618.0)		618.0		—
Stock options exercised	6		183.9					183.9
Dividends declared ($0.70 per common share)				(213.7)				(213.7)
Stock-based compensation expense			49.7					49.7
Balance December 31, 2017	306	$0.3	$1,249.0	$2,941.5	$(201.0)	$—	$53.6	$4,043.4

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in millions)

	Year Ended December 31,
	2017	2016	2015
Cash from operating activities:
Net income	$660.7	$832.6	$772.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	226.8	217.0	171.6
Stock-based compensation expense	49.7	47.6	44.2
Deferred income tax provision (benefit)	186.3	(29.9)	12.9
Excess tax benefits from stock-based compensation payment arrangements	—	(44.4)	(16.2)
Net change in operating assets and liabilities:
Accounts receivable, net	(146.5)	(165.9)	(22.3)
Inventories	(100.4)	(14.2)	(5.2)
Other current assets	(75.9)	29.9	47.7
Accounts payable	140.5	47.8	(17.5)
Accrued income taxes	11.2	91.7	16.5
Other accrued liabilities	13.0	61.9	27.7
Accrued pension and postretirement benefits	5.0	2.5	8.7
Other long-term assets and liabilities	173.8	1.0	(9.9)
Net cash provided by operating activities	1,144.2	1,077.6	1,030.5

Cash from investing activities:
Capital expenditures	(226.6)	(190.8)	(172.1)
Proceeds from disposals of property, plant and equipment	4.1	7.1	8.7
Purchases of short-term investments	(40.2)	(232.4)	(134.7)
Sales and maturities of short-term investments	148.0	108.5	470.6
Acquisitions, net of cash acquired	(265.5)	(1,305.1)	(199.8)
Net cash used in investing activities	(380.2)	(1,612.7)	(27.3)

Cash from financing activities:
Proceeds from issuance of senior notes, net	749.3	—	—
Long-term borrowings under credit facilities	—	—	132.6
Repayments of long-term debt	(375.0)	—	(217.7)
Borrowings under commercial paper program, net	154.1	183.2	238.7
Payment of costs related to debt financing	(5.2)	(3.0)	—
Purchase and retirement of treasury stock	(618.0)	(325.8)	(248.9)
Proceeds from exercise of stock options	184.1	147.2	64.4
Excess tax benefits from stock-based compensation payment arrangements	—	44.4	16.2
Distributions to and purchases of noncontrolling interests	(24.4)	(6.8)	(6.1)
Dividend payments	(205.0)	(172.7)	(159.3)
Net cash used in financing activities	(140.1)	(133.5)	(180.1)

Effect of exchange rate changes on cash and cash equivalents	60.6	(34.0)	(54.8)

Net change in cash and cash equivalents	684.5	(702.6)	768.3
Cash and cash equivalents balance, beginning of year	1,034.6	1,737.2	968.9
Cash and cash equivalents balance, end of year	$1,719.1	$1,034.6	$1,737.2

Cash paid during the year for:
Interest	$84.3	$68.5	$64.1
Income taxes	325.2	246.8	250.7

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s management evaluates these significant estimates and assumptions that affect the consolidated financial statements and related disclosures.  Actual results could differ from those estimates.  All normal recurring adjustments necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.

Change in Presentation

Certain reclassifications of prior period amounts have been made to conform to the current period presentation, which had no impact on our consolidated results of operations, financial position or cash flows.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates average cost, or net realizable value. The principal components of cost included in inventories are materials, direct labor and manufacturing overhead. The Company regularly reviews inventory quantities on hand and evaluates the realizability of inventories and adjusts the carrying value as necessary based on forecasted product demand.

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets, which range from 3 to 12 years for machinery and equipment and 20 to 40 years for buildings. Leasehold building improvements are depreciated over the shorter of the lease term or estimated useful life. The Company periodically reviews fixed asset lives.  Depreciation expense is included in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income based on the specific categorization and use of the underlying asset being depreciated. The Company assesses the impairment of property and equipment subject to depreciation, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends.  There have been no impairments recorded as a result of such reviews during any of the periods presented.

Goodwill

The Company performs its annual evaluation for the impairment of goodwill for the Company’s two reporting units on an annual basis as of each July 1 or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired.  The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”, as the components of these reportable business segments have similar economic characteristics.

In 2017 and 2016, as part of our annual evaluation, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment.  As part of this assessment, the Company reviews qualitative factors, which include but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit.  In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting units is greater than its respective carrying amount.  As of July 1, 2017 and 2016, the Company determined that it was more likely than not that the fair value of its reporting units exceeded their respective carrying amounts and therefore, a quantitative assessment was not required.

The Company has not recognized any goodwill impairment in 2017, 2016 or 2015 in connection with its annual impairment test.

Intangible Assets

Intangible assets are included in Intangibles, net and other long-term assets and consist primarily of proprietary technology, customer relationships and license agreements and are generally amortized over the estimated periods of benefit. The Company assesses and reviews its long-lived assets, other than goodwill, for potential impairment including identifiable intangible assets subject to amortization, whenever significant events or significant changes in circumstances indicate the carrying amount may not be recoverable.  Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, anticipated future cash flows and significant negative economic trends.  Indefinite-lived intangible assets that are not subject to amortization are reviewed at least annually for impairment.  In the third quarter of 2017, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets.  Based on our qualitative assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts.  There have been no impairments recorded in 2017, 2016 or 2015 as a result of such reviews.

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

The shipping costs for the majority of the Company’s sales are paid directly by the Company’s customers.  In the broadband communications market (approximately 6% of net sales in 2017), the Company pays for shipping costs to the majority of its customers.  Shipping costs are also paid by the Company for certain customers in the Interconnect Products and Assemblies segment.  Amounts billed to customers related to shipping costs are immaterial and are included in Net sales.  Shipping costs incurred to transport products to the customer which are not reimbursed are included in Selling, general and administrative expenses.

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

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017		2016		2015
Risk free interest rate	1.7%		1.3%		1.4%
Expected life	4.6	years	4.6	years	4.6	years
Expected volatility	13.0%		15.0%		17.0%
Expected dividend yield	1.0%		1.0%		1.0%

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted.  Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States.   As of December 31, 2017, the Company has not provided for deferred income taxes on undistributed foreign earnings related to certain geographies of approximately $492.8, as it is the Company’s intention to permanently reinvest such earnings outside the United States.  The amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated would not be material.  In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries.  It is not practicable to determine the deferred tax liability with respect to such basis differences.  Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

As a result of the Tax Cuts and Jobs Act (“Tax Act”), the Company has recorded (i) a provisional income tax charge related to the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries, (ii) a provisional income tax charge related to changes in the Company’s permanent reinvestment assertion with regards to prior accumulated unremitted earnings from certain foreign subsidiaries, partially offset by (iii) a provisional income tax benefit associated with the remeasurement of its net deferred tax liabilities due to the U.S. federal corporate tax rate reduction, and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  Beginning in 2018, the Tax Act also includes a global intangible low-taxed income ("GILTI") provision, which as currently interpreted by the Company, requires a tax on foreign earnings in excess of a deemed return on tangible assets of foreign subsidiaries.  The Company has elected an accounting policy to account for GILTI as a period cost if incurred, rather than recognizing deferred taxes for temporary basis differences expected to reverse as GILTI.    Other provisions of the Tax Act that impact future tax years continue to be assessed.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  In 2017, the Company recorded provisional income tax charges as a result of the Tax Act.  Due to the timing of the Tax Act’s enactment and the complexity of its provisions, the Company has not completed its accounting for the impact of the Tax Act.  The Company will analyze guidance and technical interpretations of the provisions of the Tax Act, as well as refine, analyze and update the underlying data, computations and assumptions used to prepare these provisional amounts. The Company will complete its accounting in 2018 once the Company has obtained, prepared, and fully analyzed all the necessary information.  We will record any necessary adjustments in the period in which such adjustments are identified.

Refer to Note 4 of the Notes to the Consolidated Financial Statements for further discussion on the Tax Act.

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

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred.  Research and development expenses for the creation of new and improved products and processes were $193.7,  $166.1 and $124.7, for the years 2017, 2016 and 2015, respectively, and are included in Selling, general and administrative expenses.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. (“ASU”) 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory to be measured at the lower of cost and net realizable value, thereby simplifying the previous guidance of measuring inventory at the lower of cost or market.  The Company adopted ASU 2015-11 in the first quarter of 2017 and it did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016‑09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016‑09”), which simplifies certain provisions associated with the accounting for stock compensation. The Company adopted ASU 2016‑09 on January 1, 2017, which requires any excess tax benefits and tax deficiencies to be recorded as a discrete income tax item in the statement of income in the period in which they occur.  For the year ended December 31, 2017, this change resulted in the recognition of tax benefits of approximately $66.6 (or $0.21 per share) within the provision for income taxes in the accompanying Consolidated Statements of Income.  Under previous accounting guidance, these tax benefits would have been recorded directly to equity.  Since this provision of the standard was applied prospectively, there was no impact to prior periods.  As of January 1, 2017, the Company did not have any unrecognized excess tax benefits in which the related tax deduction did not reduce income taxes payable and therefore, there was no cumulative-effect adjustment to beginning retained earnings.  The ASU also eliminated the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities in the statement of cash flows, but rather requires such excess tax benefits and deficiencies to be classified within operating activities, consistent with other cash flows related to income taxes.  The Company adopted this provision prospectively, and prior year amounts in the Statements of Cash Flow have not been adjusted.  As permitted, the Company elected to continue its existing accounting practice of estimating forfeitures when recognizing stock-based compensation expense.  Other provisions of this standard did not and are not expected to have a material impact on our consolidated financial statements.  The impact of this guidance on our consolidated financial statements could result in significant fluctuations in our effective tax rate in the future, since the provision for income taxes will be impacted by the timing and intrinsic value of future stock-based compensation award exercises.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the two-step goodwill impairment assessment process requiring an entity to calculate any impairment as the difference between a reporting unit’s implied fair value of goodwill and the carrying value of the goodwill.  Rather, ASU 2017-04 would now require any goodwill impairment charges to be calculated as the difference between a reporting unit’s fair value and its carrying value, with the loss being limited to its carrying value.  The Company early adopted ASU 2017-04 in the third quarter of 2017 in conjunction with its annual impairment assessment and concluded that a Step 1 assessment was not required given the results of our annual impairment assessment discussed in Note 1 herein.  As such, ASU 2017-04 did not have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09” and collectively with its subsequent amendments, “Topic 606”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.  To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract(s), (3) determine the transaction price(s), (4) allocate the transaction price(s) to the performance obligations in the contract(s), and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  The guidance under ASU 2014‑09 shall apply for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period.  Since 2014, the FASB has issued various related updates including, but not limited to, ASU 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations, and ASU 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements.  The Company had an implementation plan involving teams across our organization to review and implement the requirements of Topic 606.  We have completed the review of our existing contracts and the related revenue streams, and based on our review, the vast majority of our revenue will be recognized on a “point-in-time” basis which is consistent with current practice, while a nominal amount of our revenue will be recognized “over time” under the new standard.  The Company made system reporting changes to incorporate the impact of the new standard into our financial reporting processes; implemented the related internal controls, policies, and processes; and drafted the required disclosures.  The Company adopted Topic 606 in the first quarter of 2018 using the modified retrospective approach.  We will expand our financial statement disclosures in the first quarter of 2018 to comply with this new standard, including the disaggregation of revenue and performance obligations, among other requirements.  We have quantified the cumulative effect adjustment of applying this new standard on existing, uncompleted contracts as of January 1, 2018, and have determined that the cumulative effect is not material.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016‑02”), which amends, among other things, the existing guidance by requiring lessees to recognize lease assets (right-to-use) and liabilities (for reasonably certain lease payments) arising from operating leases on the balance sheet.  For leases with a term of twelve months or less, ASU 2016‑02 permits an entity to make an accounting policy election to recognize such leases as lease expense, generally on a straight-line basis over the lease term.  ASU 2016‑02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  ASU 2016-02 requires a modified retrospective transition application, whereas the effect of the standard would need to be reflected as of the beginning of the earliest period presented in the financial statements.  The Company has begun evaluating ASU 2016‑02, including the review and implementation of the necessary changes to our existing processes and systems that will be required to implement this new standard.  While we expect the adoption of ASU 2016-02 to have an impact on our consolidated balance sheet, we currently do not expect ASU 2016-02 to have a material effect on either our consolidated income statement or consolidated statement of cash flow.  We plan to adopt ASU 2016-02 in the first quarter of 2019.

In March 2017, the FASB issued ASU 2017‑07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017‑07”), requiring employers to provide more details about the components of costs related to retirement benefits.  Specifically, ASU 2017‑07 requires employers to report the service costs for providing pensions to employees in the same line item as other employee compensation costs, while the other pension-related costs such as interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets, should be reported separately and outside of the subtotal of operating income.  ASU 2017‑07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted only if adopted in the first quarter of the Company’s fiscal year.  We will adopt this new standard in the first quarter of 2018.  The Company has evaluated ASU 2017‑07 and we do not expect the reclassification to be material.

In May 2017, the FASB issued ASU 2017‑09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017‑09”), which provides guidance to determine which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718.  ASU 2017‑09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and requires prospective application to changes in terms or conditions of awards occurring on or after the adoption date.  The Company has evaluated ASU 2017‑09 and we do not believe it will have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which amends the standard on comprehensive income by providing an option for an entity to reclassify stranded tax effects of the Tax Act from accumulated other comprehensive income directly to retained earnings.  The stranded tax effects result from the remeasurement of net deferred tax positions which were originally recorded in comprehensive income but whose remeasurement was reflected in the income statement in 2017. ASU 2018-02 only applies to the effects of the Tax Act and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  ASU 2018-02 may be applied either in the period of adoption or on a retrospective basis to any period in which the impacts of the Tax Act are recognized.  The Company is currently evaluating ASU 2018-02 and its impact on our consolidated financial statements.

Note 2—Long-Term Debt

Long-term debt consists of the following:

		December 31, 2017		December 31, 2016
		Carrying	Approximate	Carrying	Approximate
	Maturity	Amount	Fair Value (1)	Amount	Fair Value (1)
Revolving Credit Facility	March 2021	$—	$—	$—	$—
Commercial Paper Program (less unamortized discount of $0.3 and $0.4 at December 31, 2017 and 2016, respectively)	March 2021	1,175.4	1,175.4	1,018.9	1,018.9
4.00% Senior Notes (less unamortized discount of $0.5 and $0.6 at December 31, 2017 and 2016, respectively)	February 2022	499.5	522.5	499.4	523.7
2.55% Senior Notes (less unamortized discount of $0.2 and $0.5 at December 31, 2017 and 2016, respectively)	January 2019	749.8	752.8	749.5	758.3
1.55% Senior Notes (less unamortized discount of $0.1 at December 31, 2016)	September 2017	—	—	374.9	375.4
3.125% Senior Notes (less unamortized discount of $0.2 and $0.2 at December 31, 2017 and 2016, respectively)	September 2021	374.8	381.2	374.8	380.4
2.20% Senior Notes (less unamortized discount of $0.2 at December 31, 2017)	April 2020	399.8	398.0	—	—
3.20% Senior Notes (less unamortized discount of $0.4 at December 31, 2017)	April 2024	349.6	351.9	—	—
Notes payable to foreign banks and other debt	2018-2032	6.6	6.6	5.5	5.5
Less unamortized deferred debt issuance costs		(12.9)	—	(12.3)	—
Total debt		3,542.6	3,588.4	3,010.7	3,062.2
Less current portion		1.1	1.1	375.2	375.7
Total long-term debt		$3,541.5	$3,587.3	$2,635.5	$2,686.5

(1)	The fair value of the Company’s Senior Notes is based on recent bid prices in an active market, and therefore is classified as Level 1 in the fair value hierarchy (Note 3).

Revolving Credit Facility

The Company has a $2,000.0 unsecured credit facility (the “Revolving Credit Facility”), which matures March 2021 and gives the Company the ability to borrow at a spread over LIBOR.  The Company may utilize the Revolving Credit Facility for general corporate purposes.  The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value due primarily to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 3).  At December 31, 2017, there were no borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.

Commercial Paper

The Company has a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements. Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par, and bears varying interest rates on a fixed or floating basis.  The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The maximum aggregate principal amount of the Commercial Paper outstanding under the Commercial Paper Program at any time is $2,000.0.  The Commercial Paper is classified as long-term debt in the accompanying Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Revolving Credit Facility.  The Commercial Paper is actively traded and is therefore classified as Level 1 in the fair value hierarchy (Note 3).  The carrying value of Commercial Paper borrowings approximates their fair value.  The average interest rate on the Commercial Paper as of December 31, 2017 and 2016 was 1.71% and 1.06%, respectively.

Senior Notes

All of the Company’s outstanding senior notes (“Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of Senior Notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and, with certain exceptions, a make-whole premium.

On April 5, 2017, the Company issued $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 at 99.922% of face value (the “2020 Senior Notes”) and $350.0 principal amount of unsecured 3.20% Senior Notes due April 1, 2024 at 99.888% of face value (the “2024 Senior Notes” and, together with the 2020 Senior Notes, the “Notes”).  Interest on each of these series of Notes is payable semiannually on April 1 and October 1 of each year, commencing on October 1, 2017.  The Company may, at its option, redeem some or all of the 2020 Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to the date of maturity, a make-whole premium.  The Company may, at its option, redeem some or all of the 2024 Senior Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to February 1, 2024, a make-whole premium.  For the year ended December 31, 2017, the Company incurred approximately $5.2 of costs related to the issuances of the Notes, which are amortized to interest expense over the respective terms of the debt.

In September 2017, the Company used the net proceeds from the Notes to repay all of its outstanding $375.0 principal amount of 1.55% Senior Notes that were due September 15, 2017, with the remainder of the net proceeds being used for general corporate purposes.  As of December 31, 2016, such 1.55% Senior Notes were recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Consolidated Balance Sheets.

The maturity of the Company’s debt (exclusive of unamortized deferred debt issuance costs as of December 31, 2017) over each of the next five years ending December 31 and thereafter, is as follows:

2018	$1.1
2019	751.0
2020	400.7
2021	1,551.2
2022	500.2
Thereafter	351.3
$3,555.5

At December 31, 2017, the Company had approximately $30.0 of uncommitted standby letter of credit facilities, of which $21.7 were issued.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments.  Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets for identical assets.  The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value.  The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial.  The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
2017	Total	Assets (Level 1)	(Level 2)	(Level 3)
Short-term investments	$34.6	$34.6	$—	$—
Forward contracts	2.3	—	2.3	—
Total	$36.9	$34.6	$2.3	$—

2016
Short-term investments	$138.6	$138.6	$—	$—
Forward contracts	8.4	—	8.4	—
Total	$147.0	$138.6	$8.4	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

For the years ended December 31, 2017 and 2016, a gain (loss) of $(0.1) and $1.6, respectively, was recognized in Accumulated other comprehensive loss associated with foreign exchange rate forward contracts. The amounts reclassified from Accumulated other comprehensive loss to foreign exchange gain (loss) in the accompanying Consolidated Statements of Income during 2017 and 2016 was not material. The fair values of the forward contracts are recorded within Other current assets, Intangibles, net and other long-term assets, Other accrued expenses or Other long-term liabilities in the accompanying Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 4—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Income before income taxes:
United States	$153.0	$87.7	$134.4
Foreign	1,199.4	1,053.4	918.4
	$1,352.4	$1,141.1	$1,052.8
Current tax provision:
United States	$200.0	$74.6	$39.5
Foreign	305.4	263.8	228.1
	505.4	338.4	267.6
Deferred tax provision (benefit):
United States	51.0	(32.3)	13.3
Foreign	135.3	2.4	(0.4)
	186.3	(29.9)	12.9
Total provision for income taxes	$691.7	$308.5	$280.5

On December 22, 2017, the United States federal government enacted the Tax Act, marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provides for a transition tax on the accumulated unremitted foreign earnings and profits of the Company’s foreign subsidiaries (“Transition Tax”) and a reduction of the U.S. federal corporate income tax rate from 35% to 21%.  As a result, in the fourth quarter of 2017, the Company recorded an income tax charge of $398.5 (“Tax Act Charge”) that was comprised of (i) the Transition Tax of $259.4, (ii) a charge of $176.6 related to changes in the Company’s permanent reinvestment assertion with regards to prior accumulated unremitted earnings from certain foreign subsidiaries, partially offset by (iii) a tax benefit of $37.5 associated with the remeasurement of the Company’s U.S. net deferred tax liabilities due to the U.S. federal corporate tax rate reduction.  These three components of the Tax Act Charge are provisional amounts recorded in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  Due to the timing of the Tax Act’s enactment and the complexity of its provisions, the Company has not completed its accounting for the impact of the Tax Act.  The Company will analyze guidance and technical interpretations of the provisions of the Tax Act, as well as refine, analyze and update the underlying data, computations and assumptions used to prepare these provisional amounts.  The Company will complete its accounting in 2018 once the Company has obtained, prepared and fully analyzed all the necessary information.  We will pay the Transition Tax, net of applicable tax credits and deductions, over the next eight years starting in 2018, as permitted under the Tax Act.  The current and long-term portions of the Transition Tax are recorded on the Consolidated Balance Sheet as of December 31, 2017 in Accrued income taxes and Other long-term liabilities, respectively.  The tax charge related to changes in the Company’s permanent reinvestment assertion was recorded in 2017 due to our intention to repatriate prior accumulated unremitted earnings from certain foreign subsidiaries over time.  We will pay such taxes when those respective earnings are repatriated.

At December 31, 2017, the Company had $139.6 of foreign tax loss carryforwards, $3.5 of U.S. federal loss carryforwards, and $45.9 of U.S. state tax loss carryforwards, of which $98.6,  $3.5 and $45.9, respectively, will either expire or be refunded at various dates through 2037 and the balance can be carried forward indefinitely.  The Company had $2.8 of foreign tax credit carryforwards, $32.7 of U.S. federal tax credit carryforwards, and $12.4 of U.S. state tax credit carryforwards, of which $2.8,  $32.7 and $6.8, respectively, will either expire or be refunded at various dates through 2037 and the balance can be carried forward indefinitely.

A valuation allowance of $39.6 and $37.2 at December 31, 2017 and 2016, respectively, has been recorded which relates to the U.S. federal and state and foreign net operating loss carryforwards and U.S. state tax credits.  The net change in the valuation allowance for deferred tax assets was an increase of $2.4 in 2017, which related to foreign net operating loss and U.S. state credit carryforwards.  The net change in the valuation allowance for deferred tax assets was an increase of $18.7 in 2016, which was related to foreign net operating loss, U.S. federal net operating loss and state credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2017	2016	2015
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State and local taxes	0.2	0.1	0.1
Foreign earnings and dividends taxed at different rates	(9.1)	(9.7)	(8.8)
Valuation allowance	0.1	0.7	0.3
Tax Act - transition tax	19.2	—	—
Tax Act - remeasurement of deferred tax liabilities, net	(2.8)	—	—
Tax Act - change in indefinite reinvestment assertion	13.1	—	—
Excess tax benefits related to stock-based compensation	(4.9)	—	—
Impact of acquisition-related expenses	—	0.5	0.1
Other, net	0.3	0.4	(0.1)
Effective tax rate	51.1%	27.0%	26.6%

The components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2017	2016
Deferred tax assets relating to:
Accrued liabilities and reserves	$31.7	$36.8
Operating loss and tax credit carryforwards	84.2	58.8
Pensions	27.8	64.7
Inventories	35.1	45.3
Employee benefits	29.8	43.4
Total deferred tax assets	208.6	249.0
Valuation allowance	(39.6)	(37.2)
Total deferred tax assets, net of valuation allowances	169.0	211.8

Deferred tax liabilities relating to:
Goodwill	135.5	185.9
Depreciation and amortization	61.8	67.6
Unremitted foreign earnings	176.6	—
Contingent consideration	4.3	6.6
Total deferred tax liabilities	378.2	260.1

Net deferred tax liability	$209.2	$48.3

Classification of deferred tax assets and liabilities, as reflected on the Consolidated Balance Sheets:
Intangibles, net and other long-term assets	$32.0	$29.4
Deferred income taxes	241.2	77.7
Net deferred tax liability, long-term	$209.2	$48.3

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2017, 2016 and 2015 is shown below.  The gross increases for tax positions in prior periods recorded in 2016 included $78.7 related to acquisitions.

	2017	2016	2015
Unrecognized tax benefits as of January 1	$106.2	$29.8	$27.7
Gross increases for tax positions in prior periods	32.7	81.9	0.3
Gross increases for tax positions in current period	2.4	7.0	2.1
Settlements	(11.0)	(10.8)	—
Lapse of statute of limitations	(3.0)	(1.7)	(0.3)
Unrecognized tax benefits as of December 31	$127.3	$106.2	$29.8

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2017, 2016 and 2015, the provision for income taxes included a net expense of $3.7,  $6.5 and $1.5, respectively, in estimated interest and penalties.  As of December 31, 2017, 2016 and 2015, the liability for unrecognized tax benefits included $39.3,  $35.3 and $6.0, respectively, for tax-related interest and penalties.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2013 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit.  The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2017 and 2016, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $130.1 and $138.7, respectively, which is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation.  Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $38.4.

Note 5—Equity

Stock-Based Compensation:

The Company’s income before income taxes was reduced by $49.7,  $47.6 and $44.2 for the years ended December 31, 2017, 2016 and 2015, respectively, related to the expense incurred for stock-based compensation plans, which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income.  In addition, for the years ended December 31, 2017, 2016 and 2015, the Company recognized income tax benefits in the provision for income taxes in the accompanying Consolidated Statements of Income associated with stock-based compensation of $78.3,  $11.4 and $11.3, respectively.  The income tax benefit during the year ended December 31, 2017 includes the excess tax benefit of $66.6 from option exercises during the year in accordance with the adoption of ASU 2016-09.  Under previous accounting guidance, these excess tax benefits would have been recorded directly to equity.

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”).  The Company also continues to maintain the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2009 Employee Option Plan”) and the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2000 Employee Option Plan”).  No additional stock options will be granted under the 2009 Employee Option Plan.  The 2000 Employee Option Plan expired in May 2011, except that the terms continue with respect to any outstanding options granted thereunder.  A committee of the Company’s Board of Directors has been authorized to grant stock options pursuant to the 2017 Employee Option Plan.  The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2017 Employee Option Plan is 30,000,000 shares. As of December 31, 2017, there were 22,991,400 shares of Common Stock available for the granting of additional stock options under the 2017 Employee Option Plan.   Options granted under the 2017 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.   Options granted under the 2000 Employee Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  The 2004 Directors Option Plan expired in May 2014, except that the terms continue with respect to any outstanding options granted thereunder.  Options were last granted under the 2004 Directors Option Plan in May 2011.  Options granted under the 2004 Directors Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for 2015, 2016 and 2017 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2015	27,787,920	$31.60	7.09
Options granted	6,490,200	57.85
Options exercised	(2,718,745)	23.71
Options forfeited	(422,900)	41.73
Options outstanding at December 31, 2015	31,136,475	37.62	6.92
Options granted	7,560,450	57.72
Options exercised	(5,703,254)	25.80
Options forfeited	(727,280)	50.17
Options outstanding at December 31, 2016	32,266,391	44.14	7.03
Options granted	7,029,600	72.98
Options exercised	(5,773,287)	31.87
Options forfeited	(300,340)	55.16
Options outstanding at December 31, 2017	33,222,364	$52.27	7.05	$1,180.3
Vested and non-vested options expected to vest at December 31, 2017	31,214,883	$51.61	6.96	$1,129.8
Exercisable options at December 31, 2017	13,621,924	$39.48	5.40	$658.2

A summary of the status of the Company’s non-vested options as of December 31, 2017 and changes during the year then ended is as follows:

		Weighted Average
		Fair Value
	Options	at Grant Date
Non-vested options at January 1, 2017	18,725,570	$7.99
Options granted	7,029,600	8.78
Options vested	(5,854,390)	7.91
Options forfeited	(300,340)	8.10
Non-vested options at December 31, 2017	19,600,440	$8.29

The weighted average fair value at the grant date of options granted during 2016 and 2015 was $7.39 and $8.47, respectively.

During the years ended December 31, 2017, 2016 and 2015, the following activity occurred under the Company’s option plans:

	2017	2016	2015
Total intrinsic value of stock options exercised	$268.7	$197.2	$88.1
Total fair value of stock options vested	46.3	43.1	39.9

As of December 31, 2017, the total compensation cost related to non-vested options not yet recognized was approximately $120.3, with a weighted average expected amortization period of 3.30 years.

The grant date fair value of each option grant under the 2000 Employee Option Plan, the 2009 Employee Option Plan, the 2017 Employee Option Plan and the 2004 Directors Option Plan is estimated using the Black-Scholes option pricing model. The grant date fair value of each share grant is determined based on the closing share price of the Company’s Common Stock on the date of the grant. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model for option grants requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility is calculated based on the historical volatility of the Common Stock and implied volatility derived from related exchange traded options. The average expected life is based on the contractual term of the option and expected exercise and historical post-vesting termination experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issuances with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

Restricted Stock

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of December 31, 2017, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 124,164.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for 2015, 2016 and 2017 was as follows:

			Weighted
			Average
		Fair Value	Remaining
	Restricted	at Grant	Amortization
	Shares	Date	Term (in years)
Restricted shares outstanding at January 1, 2015	18,340	$47.72	0.39
Restricted shares granted	17,948	57.85
Shares vested and issued	(19,032)	47.98
Restricted shares outstanding at December 31, 2015	17,256	57.97	0.39
Restricted shares granted	16,905	57.99
Shares vested and issued	(17,256)	57.97
Restricted shares outstanding at December 31, 2016	16,905	57.99	0.38
Restricted shares granted	12,905	73.25
Shares vested and issued	(16,905)	57.99
Restricted shares outstanding at December 31, 2017	12,905	$73.25	0.37

The total fair value of restricted share awards that vested during 2017, 2016, and 2015 was $1.0,  $1.0, and $0.9, respectively.  As of December 31, 2017, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.4 with a weighted average expected amortization period of 0.37 years.

Stock Repurchase Program:

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

On January 24, 2017, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the year ended December 31, 2017, the Company repurchased 8.4 million shares of its Common Stock for $618.0.  These treasury shares have been retired by the Company and Common Stock and retained earnings were reduced accordingly.  From January 1, 2018 through January 31, 2018, the Company repurchased approximately 1.1 million additional shares of Common Stock for $105.5, leaving approximately $276.5 available to purchase under the 2017 Stock Repurchase Program. The price and timing of any future purchases under the 2017 Stock Repurchase

Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Dividends:

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.   The following table summarizes the declared quarterly dividends per share for each of the three years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
First Quarter	$0.16	$0.14	$0.125
Second Quarter	0.16	0.14	0.125
Third Quarter	0.19	0.14	0.14
Fourth Quarter	0.19	0.16	0.14

Dividends declared and paid for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Dividends declared	$213.7	$178.8	$163.7
Dividends paid (including those declared in the prior year)	205.0	172.7	159.3

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) included in equity at December 31, 2017, 2016 and 2015 are as follows:

	Foreign	Unrealized	Defined	Accumulated
	Currency	Gain (Loss)	Benefit	Other
	Translation	on Cash	Plan	Comprehensive
	Adjustments	Flow Hedges	Adjustment	Income (Loss)
Balance at January 1, 2015	$(13.4)	$(1.3)	$(191.1)	$(205.8)
Other comprehensive income (loss) before reclassifications, net of tax of nil, $0.1 and $5.5, respectively	(151.5)	(0.4)	(10.0)	(161.9)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($10.1)	—	—	18.2	18.2
Balance at December 31, 2015	(164.9)	(1.7)	(182.9)	(349.5)
Other comprehensive income (loss) before reclassifications, net of tax of nil, ($0.3) and $12.3, respectively	(108.6)	1.6	(28.8)	(135.8)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($8.9)	—	—	16.3	16.3
Balance at December 31, 2016	(273.5)	(0.1)	(195.4)	(469.0)
Other comprehensive income (loss) before reclassifications, net of tax of nil, $0.1 and ($3.4), respectively	240.3	(0.1)	10.7	250.9
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($9.1)	—	—	17.1	17.1
Balance at December 31, 2017	$(33.2)	$(0.2)	$(167.6)	$(201.0)

The amounts reclassified from Accumulated other comprehensive income (loss) for defined benefit plan liabilities, are included within Cost of sales and Selling, general and administrative expenses and for unrealized gain (loss) on cash flow hedges, are included in Cost of sales within the Company’s Consolidated Statements of Income.

Note 6—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options.  Additionally, the prospective adoption of ASU 2016-09 in 2017 had the effect of increasing the Company’s 2017 diluted weighted average common shares outstanding by approximately  two million shares.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ended December 31, 2017, 2016 and 2015 is as follows:

(dollars and shares in millions, except per share data)	2017	2016	2015
Net income attributable to Amphenol Corporation shareholders	$650.5	$822.9	$763.5
Basic weighted average common shares outstanding	305.7	308.3	309.1
Effect of dilutive stock options	10.8	6.9	7.4
Diluted weighted average common shares outstanding	316.5	315.2	316.5
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$2.13	$2.67	$2.47
Diluted	$2.06	$2.61	$2.41

Excluded from the computations above were anti-dilutive common shares of 1.6 million, 8.5 million and 6.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 7—Benefit Plans and Other Postretirement Benefits

Defined Benefit Plans

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and together with the U.S. Plans, the “Plans”).  The largest international pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $93.0 and $81.7 at December 31, 2017 and 2016, respectively.  Total required contributions to be made during 2018 for the unfunded International Plans are included in Other accrued expenses in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations as of December 31 of each year; for each year presented below, projected benefit obligations exceed assets.

	U.S. Plans		International Plans		Total
	2017	2016	2017	2016	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$469.8	$460.8	$233.5	$174.4	$703.3	$635.2
Service cost	6.7	6.2	2.9	2.8	9.6	9.0
Interest cost	15.3	15.4	4.7	5.5	20.0	20.9
Acquisitions	—	—	—	47.4	—	47.4
Plan amendments	—	3.7	—	—	—	3.7
Actuarial (gain) loss	21.1	11.6	(2.2)	28.0	18.9	39.6
Foreign exchange translation	—	—	26.7	(17.3)	26.7	(17.3)
Benefits paid	(26.2)	(27.9)	(10.6)	(7.3)	(36.8)	(35.2)
Projected benefit obligation at end of year	486.7	469.8	255.0	233.5	741.7	703.3

Change in plan assets:
Fair value of plan assets at beginning of year	342.1	333.2	97.8	59.0	439.9	392.2
Actual return on plan assets	57.2	20.4	5.2	11.4	62.4	31.8
Employer contributions	16.5	16.4	6.0	5.8	22.5	22.2
Acquisitions	—	—	—	36.7	—	36.7
Foreign exchange translation	—	—	9.9	(7.8)	9.9	(7.8)
Benefits paid	(26.2)	(27.9)	(10.6)	(7.3)	(36.8)	(35.2)
Fair value of plan assets at end of year	389.6	342.1	108.3	97.8	497.9	439.9

Underfunded status at end of year	$97.1	$127.7	$146.7	$135.7	$243.8	$263.4

Amounts recognized on the balance sheet as of December 31:
Other accrued expenses	$—	$—	$3.1	$2.8	$3.1	$2.8
Accrued pension and postretirement benefit obligations	97.1	127.7	143.6	132.9	240.7	260.6
Underfunded status at end of year	$97.1	$127.7	$146.7	$135.7	$243.8	$263.4

Accumulated other comprehensive loss, net	$(110.5)	$(129.3)	$(53.9)	$(62.5)	$(164.4)	$(191.8)

Weighted average assumptions used to determine projected benefit obligations:
Discount rate	3.48%	3.93%	2.21%	2.28%
Rate of compensation increase	3.00%	3.00%	1.70%	1.63%

The accumulated benefit obligation for the Company’s defined benefit pension plans was $731.2 and $691.1 at December 31, 2017 and 2016, respectively.  As of December 31, 2017 and 2016, the accumulated benefit obligation for the U.S. Plans was $484.4 and $465.8 and for the International Plans was $246.8 and $225.3, respectively.  All of the Company’s U.S. Plans and substantially all of the International Plans have accumulated benefit obligations in excess of plan assets as of December 31, 2017 and 2016.

The following is a summary of the components of net pension expense for the Company’s defined benefit plans for the years ended December 31, 2017, 2016 and 2015:

	U.S. Plans			International Plans			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net pension expense:
Service cost	$6.7	$6.2	$6.5	$2.9	$2.8	$2.8	$9.6	$9.0	$9.3
Interest cost	15.3	15.4	17.4	4.7	5.5	5.4	20.0	20.9	22.8
Expected return on plan assets	(27.2)	(26.2)	(25.9)	(3.5)	(3.9)	(3.2)	(30.7)	(30.1)	(29.1)
Amortization of prior service cost	2.7	2.4	2.3	—	—	—	2.7	2.4	2.3
Amortization of actuarial losses	18.3	18.6	21.5	4.6	3.4	4.2	22.9	22.0	25.7
Net pension expense	$15.8	$16.4	$21.8	$8.7	$7.8	$9.2	$24.5	$24.2	$31.0

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.93%	4.11%	3.75%	2.28%	2.96%	2.91%
Expected long-term return on assets	7.75%	7.75%	8.00%	3.80%	4.29%	5.47%
Rate of compensation increase	3.00%	3.00%	3.00%	1.63%	1.61%	1.45%

The pension expense for the Plans is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including mortality projections as well as a weighted average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the respective Plans’ assets which are detailed in the table above.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.  The weighted average discount rate for the U.S. Plans on this basis was 3.48% and 3.93% at December 31, 2017 and 2016, respectively.  The decrease in the discount rate for the U.S. Plans resulted in an increase in the benefit obligation of approximately $24.0 at December 31, 2017.  The weighted average discount rate for the International Plans was 2.21% and 2.28% at December 31, 2017 and 2016, respectively.  The decrease in the discount rate for the International Plans did not have a material impact on the benefit obligation at December 31, 2017.  At December 31, 2015, the Company elected to further refine its approach for calculating its service and interest costs beginning in 2016 by applying a split discount rate approach under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations. The mortality assumptions used by the Company reflect commonly used mortality tables and improvement scales for each plan and increased life expectancies for plan participants.

The Company’s investment strategy for the Plans’ assets is to achieve a rate of return on plan assets equal to or greater than the average for the respective investment classification through prudent allocation and periodic rebalancing between fixed income and equity instruments. The current investment policy includes a strategy to maintain an adequate level of diversification, subject to portfolio risks.  The target allocations for the U.S. Plans are generally 60% equity and 40% fixed income.  Short-term strategic ranges for investments are established within these long term target percentages.  The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks.  As of December 31, 2017, there were no significant concentrations of risks in the Company’s defined benefit plan assets.  The Company does not invest nor instruct investment managers to invest pension assets in Amphenol securities.  The Plans may indirectly hold the Company’s securities as a result of external investment management in certain commingled funds.  Such holdings would not be material relative to the Plans’ total assets.  The Company’s International Plans primarily invest in equity and debt securities and insurance contracts, as determined by each Plans’ Trustees or investment managers.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as consideration of long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.  The Company also considered its historical compounded return of approximately 8.75%, which has been in excess of these broad equity and bond benchmark indices. As described above, the expected long-term rate of return on the U.S. Plans’ assets is based on an asset allocation assumption of approximately 60%  with equity managers (with an expected long-term rate of return of approximately 8-9%) and 40% with fixed income managers (with an expected long-term rate of return of approximately

5-6%). The Company believes that the long-term asset allocation on average will approximate 60% with equity managers and 40% with fixed income managers. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate.

The Company’s Plan assets, the vast majority of which relate to the U.S. Plans, are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The process requires judgment and may have an effect on the placement of the Plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension Plans’ assets at December 31, 2017 and 2016 by asset category are as follows (refer to Note 3 for definitions of Level 1, 2 and 3 inputs):

					Assets
					Measured at
					Net Asset
Asset Category	Total	Level 1	Level 2	Level 3	Value (a)

December 31, 2017
Equity securities:
U.S. equities — large cap	$141.5	$106.6	$34.9	$—	$—
U.S. equities — small/mid cap and other	22.0	—	22.0	—	—
International equities — growth	35.6	30.4	5.2	—	—
International equities — other	95.5	—	40.7	—	54.8

Alternative investment funds	12.9	—	—	—	12.9

Fixed income securities:
U.S. fixed income securities — short term	6.1	—	—	—	6.1
U.S. fixed income securities — intermediate term	61.4	61.4	—	—	—
U.S. fixed income securities — high yield	21.9	—	21.9	—	—
International fixed income securities — other	47.4	—	47.4	—	—

Insurance contracts	37.9	—	—	37.9	—

Real estate funds	7.0	—	—	7.0	—

Cash and cash equivalents	8.7	8.7	—	—	—

Total	$497.9	$207.1	$172.1	$44.9	$73.8

December 31, 2016
Equity securities:
U.S. equities — large cap	$118.8	$88.7	$30.1	$—	$—
U.S. equities — small/mid cap and other	25.8	—	25.8	—	—
International equities — growth	46.5	46.5	—	—	—
International equities — other	60.6	7.0	33.9	—	19.7

Alternative investment funds	12.6	—	—	—	12.6

Fixed income securities:
U.S. fixed income securities — short term	6.0	—	—	—	6.0
U.S. fixed income securities — intermediate term	58.4	58.4	—	—	—
U.S. fixed income securities — high yield	22.2	—	22.2	—	—
International fixed income securities — other	43.0	—	43.0	—	—

Insurance contracts	34.0	—	—	34.0	—

Cash and cash equivalents	12.0	12.0	—	—	—

Total	$439.9	$212.6	$155.0	$34.0	$38.3

(a)

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

The Level 3 pension plan assets as of December 31, 2017 and 2016 included in the table above consist primarily of contracts with insurance companies related to certain international plans.  The insurance contracts generally include guarantees in accordance with the policy purchased.  Our valuation of Level 3 assets is based on insurance company or third-party actuarial valuations, representing an estimation of the surrender or market values of the insurance contract between the Company and the insurance companies.  Our Level 3 pension plan assets also include certain investments in commingled real estate funds which are valued at net asset value, although based on unobservable inputs.  The following table sets forth a summary of changes of the fair value of the Level 3 pension plan assets for the years ended December 31, 2017 and 2016:

	2017	2016
Balance on January 1	$34.0	$—
Additions due to acquisition	—	34.3
Unrealized gains (losses), net	0.6	2.7
Purchases, sales and settlements, net	5.8	(0.9)
Foreign currency translation	4.5	(2.1)
Balance on December 31	$44.9	$34.0

The amounts, before tax, included in Accumulated other comprehensive loss at December 31, 2017 and 2016 that have not yet been recognized as expense were as follows:

	U.S.		International
	Plans		Plans		Total
	2017	2016	2017	2016	2017	2016
Net loss	$167.7	$194.7	$70.0	$71.0	$237.7	$265.7
Net prior service cost	7.7	10.5	—	—	7.7	10.5

The estimated amounts before tax for net loss and prior service cost for the Plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $23.4 and $2.3, respectively.

The Company made cash contributions to the Plans of $22.5,  $22.2,  and $20.9 in 2017, 2016, and 2015, respectively, and estimates that, based on current actuarial calculations and the Company’s funding intentions, it will make aggregate cash contributions to the Plans in 2018 of approximately $90.0, of which approximately $80.0 represents voluntary contributions made in January 2018 to substantially fund the U.S. Plans.    The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

	U.S.	International
	Plans	Plans	Total
2018	$24.8	$7.5	$32.3
2019	25.8	7.1	32.9
2020	26.9	7.3	34.2
2021	27.8	9.2	37.0
2022	28.9	9.4	38.3
2023-2027	151.2	51.1	202.3

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

Certain foreign subsidiaries of the Company offer certain benefits under local statutory plans which are excluded from the tables above.  The net liability for such plans was $16.6 and $13.9 as of December 31, 2017 and 2016, respectively, the majority of which is included within Accrued pension and postretirement benefit obligations in the accompanying Consolidated Balance Sheets.

Other Postretirement Benefit Plans

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees in the U.S. through postretirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company.  Summary information on the Company’s OPEB plans as of December 31, 2017 and 2016 is as follows:

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$13.6	$13.2
Interest cost	0.4	0.4
Benefits paid	(0.9)	(0.9)
Actuarial loss	—	0.9
Benefit obligation at end of year	$13.1	$13.6

Amounts recognized on the balance sheet as of December 31:
Other accrued expenses	$1.2	$1.2
Accrued pension and postretirement benefit obligations	11.9	12.4
Unfunded status at end of year	$13.1	$13.6

Accumulated other comprehensive loss, net	$(3.2)	$(3.6)

Weighted average assumptions used to determine projected benefit obligations:
Discount rate	3.29%	3.65%

The accumulated benefit obligation for the Company’s OPEB plans was equal to its projected benefit obligation at December 31, 2017 and 2016.

	2017	2016	2015
Components of net postretirement benefit expense:
Service cost	$—	$—	$0.1
Interest cost	0.4	0.4	0.4
Amortization of actuarial losses	0.5	0.7	0.3
Net postretirement benefit expense	$0.9	$1.1	$0.8

Weighted average assumptions used to determine net postretirement benefit expense:
Discount rate	3.65%	3.71%	3.50%

The health care cost trend rate, which represents the annual rate of covered benefit cost increases assumed for the following year, was 7.75% and 8.25% as of December 31, 2017 and 2016, respectively, and is expected to gradually decrease to a rate of 4.75% by calendar year 2024.  A one percentage point change in the assumed health care cost trend rate would not result in a material impact on either the postretirement benefit obligation or the postretirement benefit expense.

As of December 31, 2017, the amounts before tax for unrecognized net loss, net prior service cost and net transition obligation included in Accumulated other comprehensive loss related to OPEB plans that have not yet been recognized as expense are $5.1,  nil and nil, respectively.  As of December 31, 2016, the amounts before tax for unrecognized net loss, net prior service cost and net transition obligation in Accumulated other comprehensive loss related to OPEB plans that have not yet been recognized as expense were $5.7,  nil and nil, respectively.  The estimated amounts before tax for net loss, prior service cost and net transition obligation for the OPEB plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are expected to be $0.6,  nil and nil, respectively.

Benefit payments for the OPEB plan, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate are expected to be between $1.2 and $1.5 per year for the next ten years.

Defined Contribution Plans

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  The Company provided matching contributions to the U.S. defined contribution plans of approximately $6.9,  $5.0 and $4.2 in 2017, 2016 and 2015, respectively.

Note 8—Leases

At December 31, 2017, the Company was committed under operating leases for buildings, office space, automobiles and equipment, which expire at various dates.  Total rent expense under operating leases for the years 2017, 2016 and 2015 were approximately $58.5,  $50.5 and $41.0, respectively.

Minimum lease payments under non-cancelable operating leases are as follows:

2018	$53.2
2019	37.3
2020	23.7
2021	15.5
2022	10.2
Beyond 2022	21.3
Total minimum obligation	$161.2

Note 9—Acquisitions

On January 8, 2016, the Company acquired all of the share capital of FCI Asia Pte. Ltd. (“FCI”) for a purchase price of approximately $1,178.6, net of cash acquired.  The acquisition was funded by cash, cash equivalents and short-term investments that were held outside of the United States.  The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed of FCI based upon their estimated fair values.  In the fourth quarter of 2016, the Company completed its analysis of the fair value of the net assets acquired through the use of independent valuations and management’s estimates.

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

The accompanying Consolidated Statements of Income include the results of FCI since the date of acquisition.  Excluding the impact of acquisitions as well as the negative impact of foreign exchange of approximately $61.3 for the year ended December 31, 2016, compared to the year ended December 31, 2015, the Company’s net sales increased approximately 2% in the year ended December 31, 2016, compared to the year ended December 31, 2015.

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

Other Acquisitions

The Company completed several other acquisitions throughout 2017 and is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed.  The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments.  These 2017 acquisitions, along with the other non-FCI 2016 acquisitions, were not material to the Company either individually or in the aggregate.

Acquisition-related Expenses

In 2017, the Company incurred approximately $4.0 ($3.7 after-tax) of acquisition-related expenses in the second quarter related to external transaction costs.  In 2016, the Company incurred approximately $30.3 ($27.3 after-tax) of acquisition-related expenses related to the acquisition of FCI in the first quarter of 2016, primarily related to external transaction costs, amortization related to the value associated with acquired backlog and post-closing restructuring charges; and approximately $6.3 ($5.8 after-tax) of acquisition-related transaction expenses incurred in the third quarter of 2016.  In 2015, the Company incurred approximately $5.7 ($5.7 after-tax) of acquisition-related expenses related to professional fees and other external expenses primarily related to the FCI acquisition which was announced in the second quarter of 2015.  Such acquisition-related expenses are separately presented in the accompanying Consolidated Statements of Income.

Note 10—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2015	$2,569.2	$123.7	$2,692.9
Acquisition-related	1,008.7	22.6	1,031.3
Foreign currency translation	(45.4)	—	(45.4)
Goodwill at December 31, 2016	3,532.5	146.3	3,678.8
Acquisition-related	233.6	0.2	233.8
Foreign currency translation	130.0	—	130.0
Goodwill at December 31, 2017	$3,896.1	$146.5	$4,042.6

Other than goodwill noted above, the following is a summary of the Company’s intangible assets as of December 31, 2017 and 2016:

		December 31, 2017			December 31, 2016
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	$398.1	$199.8	$198.3	$381.1	$159.1	$222.0
Proprietary technology	11	107.5	50.7	56.8	106.7	40.9	65.8
Backlog and other	2	34.0	33.6	0.4	34.0	33.5	0.5
Total intangible assets (definite-lived)	10	539.6	284.1	255.5	521.8	233.5	288.3

Trade names (indefinite-lived)	-	186.1	—	186.1	186.1	—	186.1
		$725.7	$284.1	$441.6	$707.9	$233.5	$474.4

Intangible assets are included in Intangibles, net and other long-term assets in the accompanying Consolidated Balance Sheets. The aggregate amortization expense for the years ended December 31, 2017, 2016 and 2015 was approximately $48.6,  $54.6 and $34.7, respectively.  The 2016 amortization expense includes $8.0 related to the amortization of acquired backlog.  Amortization expense relating to the Company’s current intangible assets estimated for each of the next five fiscal years is approximately $46.5 in 2018, $42.6 in 2019, $37.2 in 2020, $32.0 in 2021 and $24.2 in 2022.

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

	Interconnect Products			Cable Products			Total Reportable
	and Assemblies			and Solutions			Business Segments
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net sales:
External	$6,606.9	$5,922.3	$5,239.1	$404.4	$364.1	$329.6	$7,011.3	$6,286.4	$5,568.7
Intersegment	9.7	6.9	7.2	40.7	30.0	21.6	50.4	36.9	28.8
Depreciation and amortization	214.7	206.8	162.3	6.3	4.9	3.0	221.0	211.7	165.3
Segment operating income	1,475.2	1,280.3	1,158.3	54.2	52.8	40.3	1,529.4	1,333.1	1,198.6
Segment assets (excluding goodwill)	5,732.6	4,587.5	4,580.4	200.3	197.1	163.5	5,932.9	4,784.6	4,743.9
Capital expenditures	220.4	186.2	167.1	5.6	4.0	4.5	226.0	190.2	171.6

Reconciliation of segment operating income to consolidated income before income taxes:

	2017	2016	2015

Segment operating income	$1,529.4	$1,333.1	$1,198.6
Interest expense	(92.3)	(72.6)	(68.3)
Other income, net	17.1	8.5	16.4
Stock-based compensation expense	(49.7)	(47.6)	(44.2)
Acquisition-related expenses	(4.0)	(36.6)	(5.7)
Other operating expenses	(48.1)	(43.7)	(44.0)
Income before income taxes	$1,352.4	$1,141.1	$1,052.8

Reconciliation of segment assets to consolidated total assets:

	2017	2016
Segment assets, excluding goodwill	$5,932.9	$4,784.6
Goodwill	4,042.6	3,678.8
Other assets	28.4	35.3
Consolidated total assets	$10,003.9	$8,498.7

Net sales by geographic area for the years ended December 31, 2017, 2016 and 2015 and property, plant and equipment, net by geographic area as of December 31 were as follows:

	2017	2016	2015
Net sales
United States	$1,978.4	$1,740.7	$1,696.3
China	2,067.3	1,865.6	1,675.5
Other international locations	2,965.6	2,680.1	2,196.9
Total	$7,011.3	$6,286.4	$5,568.7

Property, plant and equipment, net
United States	$212.7	$209.2	$214.4
China	244.7	200.1	151.4
Other international locations	359.4	302.1	243.7
Total	$816.8	$711.4	$609.5

Net sales by geographic area are based on the customer location to which the product is shipped.  No single customer represented 10% or more of the Company’s net sales for the years ended December 31, 2017 and 2016.  During the year ended December 31, 2015, aggregate sales to the Company’s largest customer, including sales of products to EMS companies and subcontractors that the Company believes are manufacturing products on their behalf, represented approximately 11% of the Company’s net sales, all of which are included within the Interconnect Products and Assemblies segment.  It is impracticable to disclose net sales by product or group of products.

Note 12—Other Income, net

The components of Other income, net are set forth below:

	Year Ended December 31,
	2017	2016	2015
Agency and commitment fees	$(3.1)	$(3.0)	$(2.0)
Interest income	20.2	11.5	18.4
	$17.1	$8.5	$16.4

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

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2017, the Company had purchase commitments of $286.9 in 2018, $56.2 in 2019 and 2020, combined, and $2.5 beyond 2020.

Note 14—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
2017
Net sales	$1,560.1		$1,666.5		$1,840.8		$1,943.9
Gross profit	515.9		552.6		606.1		635.4
Operating income	314.1		336.2	(2)	377.9		399.4
Net income (loss)	227.3	(1)	253.6	(2)	280.3	(3)	(100.4)	(4)
Net income (loss) attributable to Amphenol Corporation	224.9	(1)	251.5	(2)	277.5	(3)	(103.4)	(4)

Net income (loss) per common share—Basic	0.73	(1)	0.82	(2)	0.91	(3)	(0.34)	(4)
Net income (loss) per common share—Diluted	0.71	(1)	0.80	(2)	0.88	(3)	(0.34)	(4)

2016
Net sales	$1,451.2		$1,548.2		$1,635.9		$1,651.1
Gross profit	459.2		497.3		537.3		546.1
Operating income	239.4	(5)	300.3		326.3	(6)	339.1
Net income	158.4	(5)	208.7		227.1	(6)	238.3
Net income attributable to Amphenol Corporation	156.6	(5)	206.5		224.3	(6)	235.4

Net income per common share—Basic	0.51	(5)	0.67		0.73	(6)	0.76
Net income per common share—Diluted	0.50	(5)	0.65		0.71	(6)	0.75

(1)

Net income and net income per common share includes excess tax benefits related to stock-based compensation of $8.0 as a result of the adoption of ASU 2016-09 in 2017.  The excess tax benefits had the effect of increasing Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $8.0,  $8.0 and $0.02 per share, respectively, for the three months ended March 31, 2017.

(2)

Operating income, net income and net income per common share includes acquisition-related expenses of $4.0 ($3.7 after-tax, or $0.01 per share) primarily related to 2017 acquisitions and excess tax benefits related to stock-based compensation of $21.2 ($0.07 per share).  These items had the aggregate effect of decreasing Operating income by $4.0, while increasing Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $17.5,  $17.5 and $0.06 per share, respectively, for the three months ended June 30, 2017.

(3)

Net income and net income per common share includes excess tax benefits related to stock-based compensation of $16.6.  The excess tax benefits had the effect of increasing Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $16.6,  $16.6 and $0.05 per share, respectively, for the three months ended September 30, 2017.

(4)

Net loss and net loss per common share includes the provisional Tax Act Charge of $398.5 ($1.26 per share) related to the enactment of the Tax Cuts and Jobs Act, partially offset by the excess tax benefits related to stock-based compensation of $20.8 ($0.07 per share).  In addition, diluted weighted average shares used to calculate the GAAP diluted net loss per common share for the fourth quarter of 2017 excluded the anti-dilutive effect of 12.4 million common share equivalents due to the GAAP net loss position during the period; this net loss per common share-diluted in this period would have been $0.01 less if the dilutive impact of common share equivalents was included in the diluted weighted average common shares outstanding.  These items had the aggregate effect of decreasing Net income, Net income attributable to Amphenol Corporation, and Net income (loss) per common share-Diluted by $377.7,  $377.7 and $1.20 per share, respectively, for the three months ended December 31, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017.  These controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.  There has been no change in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”), pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework (2013).  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2017 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).  Those standards require that Deloitte & Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

The Company intends to file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act within 120 days following the end of the fiscal year ended December 31, 2017, and certain information included therein is incorporated herein by reference.

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

(a)(3) Listing of Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

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

10.2	Form of 2017 Stock Option Agreement (filed as Exhibit 10.1 to the Form 8-K filed on May 19, 2017).*

10.3	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.4	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.5	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K filed on May 23, 2014).*
10.6	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.7	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.8	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016 (filed as Exhibit 10.6 to the December 31, 2016 10-K).*
10.9	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated November 10, 2016 (filed as Exhibit 10.7 to the December 31, 2016 10-K).*
10.10	Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 1, 2016 (filed as Exhibit 10.8 to the December 31, 2016 10-K).*
10.11	Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 13, 2016 (filed as Exhibit 10.9 to the December 31, 2016 10-K).*
10.12	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated May 2, 2017 (filed as Exhibit 10.12 to the June 30, 2017 10-Q).*
10.13	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.14	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.15	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.16	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.17	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.18	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.19	2018 Amphenol Corporation Management Incentive Plan.**
10.20	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2014).*
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

10.27	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 10-K).*
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*         Incorporated herein by reference as stated.

**       Filed herewith.

Item 16.  Form 10-K Summary

Not applicable.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2017, 2016 and 2015

(Dollars in millions)

	Balance at	Charged to		Balance at
	beginning	cost and	Additions	end of
	of period	expenses	(Deductions)	period
Allowance for doubtful accounts:
Year ended 2017	$23.6	$1.8	$(2.4)	$23.0
Year ended 2016	25.6	6.0	(8.0)	23.6
Year ended 2015	20.2	3.7	1.7	25.6

Valuation allowance on deferred tax assets:
Year ended 2017	$37.2	$2.5	$(0.1)	$39.6
Year ended 2016	18.5	4.8	13.9	37.2
Year ended 2015	15.5	3.0	—	18.5

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 21st day of February, 2018.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ R. Adam Norwitt	President and Chief Executive Officer	February 21, 2018
R. Adam Norwitt	(Principal Executive Officer)

/s/ Craig A. Lampo	Senior Vice President and Chief Financial Officer	February 21, 2018
Craig A. Lampo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 21, 2018
Martin H. Loeffler

/s/ Ronald P. Badie	Director	February 21, 2018
Ronald P. Badie

/s/ Stanley L. Clark	Director	February 21, 2018
Stanley L. Clark

/s/ John D. Craig	Director	February 21, 2018
John D. Craig

/s/ David P. Falck	Director	February 21, 2018
David P. Falck

/s/ Edward G. Jepsen	Director	February 21, 2018
Edward G. Jepsen

/s/ John R. Lord	Director	February 21, 2018
John R. Lord

/s/ Diana G. Reardon	Director	February 21, 2018
Diana G. Reardon