Form 10-Q
period 2018-03-31
AMPHENOL CORP /DE/
filed 2018-05-03
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 OR

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

As of April 30, 2018, the total number of shares outstanding of the registrant’s Class A Common Stock was 301,435,822.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$1,000.2	$1,719.1
Short-term investments	24.1	34.6
Total cash, cash equivalents and short-term investments	1,024.3	1,753.7
Accounts receivable, less allowance for doubtful accounts of $23.9 and $23.0, respectively	1,515.8	1,598.6
Inventories	1,166.8	1,106.9
Other current assets	230.2	196.8
Total current assets	3,937.1	4,656.0
Property, plant and equipment, less accumulated depreciation of $1,257.4 and $1,200.1, respectively	839.3	816.8
Goodwill	4,146.5	4,042.6
Intangibles, net and other long-term assets	480.8	488.5
	$9,403.7	$10,003.9

Liabilities & Equity
Current Liabilities:
Accounts payable	$798.2	$875.6
Accrued salaries, wages and employee benefits	141.3	151.6
Accrued income taxes	166.3	154.2
Accrued dividends	57.4	58.1
Other accrued expenses	271.6	338.8
Current portion of long-term debt	749.9	1.1
Total current liabilities	2,184.7	1,579.4

Long-term debt, less current portion	2,489.4	3,541.5
Accrued pension and postretirement benefit obligations	190.5	272.0
Deferred income taxes	243.3	241.2
Other long-term liabilities	327.9	326.4

Equity:
Common stock	0.3	0.3
Additional paid-in capital	1,282.4	1,249.0
Retained earnings	2,770.9	2,941.5
Accumulated other comprehensive loss	(139.7)	(201.0)
Total shareholders’ equity attributable to Amphenol Corporation	3,913.9	3,989.8

Noncontrolling interests	54.0	53.6
Total equity	3,967.9	4,043.4
	$9,403.7	$10,003.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$1,866.9	$1,560.1
Cost of sales	1,260.0	1,044.2
Gross profit	606.9	515.9
Selling, general and administrative expenses	230.0	201.8
Operating income	376.9	314.1

Interest expense	(24.5)	(19.3)
Other income, net	2.3	3.6
Income before income taxes	354.7	298.4
Provision for income taxes	(86.4)	(71.1)
Net income	268.3	227.3
Less: Net income attributable to noncontrolling interests	(2.7)	(2.4)
Net income attributable to Amphenol Corporation	$265.6	$224.9

Net income per common share — Basic	$0.87	$0.73

Weighted average common shares outstanding — Basic	303.7	306.6

Net income per common share — Diluted	$0.84	$0.71

Weighted average common shares outstanding — Diluted	316.0	316.4

Dividends declared per common share	$0.19	$0.16

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended
	March 31,
	2018	2017

Net income	$268.3	$227.3
Total other comprehensive income, net of tax:
Foreign currency translation adjustments	58.7	62.9
Unrealized gain (loss) on cash flow hedges	(0.9)	0.1
Defined benefit plan adjustment, net of tax of ($1.6) and ($2.2), respectively	5.0	4.2
Total other comprehensive income, net of tax	62.8	67.2

Total comprehensive income	331.1	294.5

Less: Comprehensive income attributable to noncontrolling interests	(4.2)	(2.9)

Comprehensive income attributable to Amphenol Corporation	$326.9	$291.6

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2018	2017
Cash from operating activities:
Net income	$268.3	$227.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60.5	54.1
Stock-based compensation expense	12.7	12.1
Deferred income tax (benefit) provision	(0.2)	4.5
Net change in components of working capital	(133.3)	(66.8)
Net change in other long-term assets and liabilities	(77.8)	6.6

Net cash provided by operating activities	130.2	237.8

Cash from investing activities:
Capital expenditures	(54.9)	(48.7)
Proceeds from disposals of property, plant and equipment	0.8	0.3
Purchases of short-term investments	(6.8)	(18.2)
Sales and maturities of short-term investments	18.1	122.1
Acquisitions, net of cash acquired	(99.5)	(46.6)

Net cash (used in) provided by investing activities	(142.3)	8.9

Cash from financing activities:
(Repayments) borrowings under commercial paper program, net	(304.8)	225.3
Proceeds from exercise of stock options	20.6	23.7
Distributions to shareholders of noncontrolling interests	(3.9)	(4.2)
Purchase and retirement of treasury stock	(382.0)	(249.2)
Dividend payments	(58.1)	(49.3)

Net cash used in financing activities	(728.2)	(53.7)

Effect of exchange rate changes on cash and cash equivalents	21.4	15.3

Net change in cash and cash equivalents	(718.9)	208.3
Cash and cash equivalents balance, beginning of period	1,719.1	1,034.6

Cash and cash equivalents balance, end of period	$1,000.2	$1,242.9

Cash paid for:
Interest	$41.0	$32.4
Income taxes	75.9	77.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in millions, except per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income, and condensed consolidated statements of cash flow for the three months ended March 31, 2018 and 2017 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol”, the “Company”, “we”, “our”, or “us”).  All material intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements included herein are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.  These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”).

Deferred income tax (benefit) provision has been presented as a separate line item within net cash provided by operating activities for the prior period in the Company’s Condensed Consolidated Statements of Cash Flow, in order to conform to the current period presentation, which had no impact on our consolidated results of operations, financial position or cash flows.

Note 2—New Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”, and collectively with its related subsequent amendments, “Topic 606”).  Topic 606 supersedes previous revenue recognition guidance and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.  The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018.  Under this transition method, the Company’s results in the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 are presented under Topic 606, while the comparative results for the three months ended March 31, 2017 were not retrospectively adjusted as such results were recognized in accordance with the revenue recognition policy discussed under Summary of Significant Accounting Policies in Note 1 of the Company’s 2017 Annual Report.

The vast majority of our sales continue to be recognized when products are shipped from our facilities or delivered to our customers, depending on the respective contractual terms.  For a nominal portion of our contracts where the accounting did change, the adoption of Topic 606 resulted in an increase to the opening balance of retained earnings of approximately $3.2 as of January 1, 2018.  This impact was primarily due to the acceleration of net sales and associated net income related to certain uncompleted contracts for the manufacture of goods with no alternative use and for which we have an enforceable right to payment, including a reasonable profit margin, from the customer for performance completed to date.  For these such contracts, we now recognize revenue over time as control of the goods transfers, rather than when the goods are delivered, and title, risk and reward of ownership are passed to the customer, as under previous guidance.

The adoption of Topic 606 did not have a material impact on our condensed consolidated financial statements as of the adoption date and as of and for the three months ended March 31, 2018.  Refer to Note 3 herein for further discussion regarding revenue recognition and related policies.

Other Recently Adopted Accounting Standards

In March 2017, the FASB issued ASU 2017‑07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017‑07”), requiring employers to provide more details about the components of costs related to retirement benefits.  Specifically, ASU 2017‑07 requires employers to report the service costs for providing pensions to employees in the same line item as other employee compensation costs, while requiring other pension-related costs, such as interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets, to be reported separately and outside of the subtotal of operating income.  ASU 2017‑07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted ASU 2017‑07 in the first quarter of 2018, which did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017‑09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017‑09”), which provides guidance to determine which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718.  ASU 2017‑09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and requires prospective application to changes in terms or conditions of awards occurring on or after the adoption date.  The Company adopted ASU 2017‑09 in the first quarter of 2018, which did not have any impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018‑05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which addresses the application of U.S. GAAP when preparing the initial accounting for the income tax effects of a change in tax laws or rates.  SEC Staff Accounting Bulletin No. 118 (“SAB 118”) was issued in December 2017 to provide immediate accounting guidance resulting from the enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017.  ASU 2018-05 codifies the guidance of SAB 118 within FASB ASC Topic 740, Income Taxes (“ASC 740”), including guidance allowing for the recognition of provisional amounts in situations where the related accounting is not complete and reasonable estimates can be made at the time that financial statements are issued covering the reporting period that includes the enactment date of the Tax Act, as well as allowing for a measurement period of up to one year from the enactment date to finalize the accounting related to the Tax Act.  Previously, ASC 740 did not directly address incomplete accounting for the effects of a change in tax laws or rates.  The Company followed the guidance under SAB 118 in the fourth quarter of 2017 when we estimated and recorded a provisional income tax charge (“Tax Act Charge”) associated with the Tax Act.  Refer to Note 14 herein for further details regarding the Tax Act.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016‑02”), which amends, among other things, the existing guidance by requiring lessees to recognize lease assets (right-to-use) and liabilities (for reasonably certain lease payments) arising from operating leases on the balance sheet.  For leases with a term of twelve months or less, ASU 2016‑02 permits an entity to make an accounting policy election to recognize such leases as lease expense, generally on a straight-line basis over the lease term.  ASU 2016‑02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  Entities are required to adopt ASU 2016-02 using a modified retrospective approach, which requires prior periods to be presented under this new standard with various practical expedients allowed.  The Company has begun evaluating ASU 2016‑02, including the review of the necessary changes to our existing processes and controls and the implementation of a new system that will facilitate the adoption of this new standard, in order to determine its impact on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which amends the standard on comprehensive income by providing an option for an entity to reclassify stranded tax effects of the Tax Act from accumulated other comprehensive income directly to retained earnings.  The stranded tax effects result from the remeasurement of net deferred tax positions that were originally recorded in comprehensive income but whose remeasurement was reflected in the income statement in 2017.  ASU 2018-02 only applies to the effects of the Tax Act and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  ASU 2018-02 may be applied either in the period of adoption or on a retrospective basis to any period in which the impacts of the Tax Act are recognized.  The Company is currently evaluating ASU 2018-02, and we currently anticipate that ASU 2018-02 will not have a material impact on our consolidated financial statements.

Note 3—Revenue Recognition

Prior to the adoption of Topic 606, the Company’s revenue recognition policy was in accordance with ASC Topic 605, Revenue Recognition.  Effective January 1, 2018, the Company adopted Topic 606 using the modified retrospective transition method, resulting in accounting policy changes surrounding revenue recognition which replace certain related policies discussed under Critical Accounting Policies and Estimates (in Item 7) and Summary of Significant Accounting Policies (in Note 1) of the Company’s 2017 Annual Report.  The adoption of Topic 606 did not have a material impact on the Company’s condensed consolidated financial statements.  The following is a summary of the Company’s revenue recognition and related accounting policies and disclosures resulting from the adoption of Topic 606.

Our revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers or OEM) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer.  Our revenues are derived from contracts with customers, which in most cases are customer purchase orders that may be governed by master sales agreements.  For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk.  Our contracts do not have any significant financing components, as payment terms are generally due net 30 to 120 days after delivery. Although products are almost always sold at fixed prices, in determining the transaction price, we evaluate whether the price is subject to refund (due to returns) or adjustment (due to volume discounts, rebates, or price concessions) to determine the net consideration we expect to be entitled to. We allocate the transaction price to each distinct product based on its relative standalone selling price. Taxes assessed by governmental authorities and collected from the customer are not included in the transaction price.

With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customers, when our customer accepts and has legal title of the goods, and the Company has a present right to payment for such goods.  Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, (ii) when the product arrives at its destination or (iii) when the products are pulled from consignment inventory.  Less than 5% of our net sales are recognized over time, as the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs.  This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods which is generally commensurate with this transfer of control.  Since we typically invoice our customers at the same time that we satisfy our performance obligations, we do not have significant contract assets or contract liabilities related to our contracts with customers recorded in the Condensed Consolidated Balance Sheets.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached.  Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions, and it is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months.  Nearly all of our performance obligations are fulfilled within one year.  Since our performance obligations are part of contracts that generally have original durations of one year or less, we have elected not to disclose the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of March 31, 2018.

Sales to Distributors and Resellers

Sales to certain distributors and resellers are made under terms allowing certain price adjustments and limited rights of return of the Company’s products held in their inventory or upon sale to their end customers.  The Company maintains a reserve for unprocessed and estimated future price adjustment claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned.  These reserves were not significant upon the adoption of Topic 606 nor were they significant in the Condensed Consolidated Balance Sheet as of March 31, 2018.

Warranty

Standard product warranty coverage which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment is typically offered, while extended or separately-priced warranty coverage is typically not offered. The warranty claim is generally limited to a credit equal to the purchase price or a promise to repair or replace the product for a specified period of time at no additional charge. We estimate our warranty liability based on historical experience, product history, and current trends, and record warranty expense in cost of sales in the Condensed Consolidated Statements of Income.  Warranty liabilities and related warranty expense have not been and were not significant in the accompanying Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2018.

Shipping and Handling Costs

The Company accounts for shipping and handling activities related to contracts with customers as a cost to fulfill our promise to transfer control of the related product, including any such costs incurred after the customer has obtained control of the goods.  Shipping and handling costs are generally charged to and paid by the majority of our customers as part of the contract.  For a nominal portion of our customer contracts, primarily for certain customers in the broadband communications market (a market primarily in the Cable Products and Solutions segment), such costs are not separately charged to the customers.  Shipping and handling costs are included in Cost of sales in the accompanying Condensed Consolidated Statements of Income.

Contract Assets and Contract Liabilities

The Company records contract assets or contract liabilities depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis.  Contract assets represent unbilled receivables, which generally arise when revenue recognized over time exceed amounts billed to customers.  Contract liabilities represent billings or advanced consideration received from customers in excess of revenue recognized to date.  As the Company’s performance obligations are typically less than one year, these amounts are generally recorded as current in the accompanying Condensed Consolidated Balance Sheets within Other current assets or Other accrued expenses as of March 31, 2018.  Contract assets and contract liabilities recorded in the Company’s Condensed Consolidated Balance Sheets were not significant both at the date of adoption and as of March 31, 2018.

Contract Costs

The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that such costs are explicitly chargeable to the customer and the benefit associated with the costs is expected to be longer than one year.  Otherwise, such costs are expensed as incurred and recorded within Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  Incremental costs to fulfill customer orders, which are mostly comprised of pre-production and set-up costs, are generally capitalized to the extent such costs are contractually guaranteed to be reimbursed by the customer.  Otherwise, such costs are expensed as incurred.  Capitalized contract costs to obtain a contract or to fulfill a contract that are not accounted for under other existing accounting standards are recorded as either other current or long-term assets on the accompanying Condensed Consolidated Balance Sheets, depending on the timing of when the Company expects to recognize the expense, and are generally amortized consistent with the timing of when transfer of control of the related goods occurs.  Such capitalized contract costs were not significant both at the date of adoption and as of March 31, 2018, and the related amortization expense was not significant for the three months ended March 31, 2018.

Disaggregation of Net Sales

The following table shows our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three months ended March 31, 2018
	Interconnect	Cable
	Products and	Products and	Total Reportable
	Assemblies	Solutions	Business Segments
Net sales by:
Sales channel:
End customers and contract manufacturers	$1,515.6	$70.0	$1,585.6
Distributors and resellers	254.4	26.9	281.3
	$1,770.0	$96.9	$1,866.9

Geography:
United States	$479.2	$47.8	$527.0
China	527.2	0.8	528.0
Other international locations	763.6	48.3	811.9
	$1,770.0	$96.9	$1,866.9

Net sales by geographic area are based on the customer location to which the product is shipped.

Note 4—Inventories

Inventories consist of:

	March 31,	December 31,
	2018	2017
Raw materials and supplies	$432.2	$386.2
Work in process	381.6	358.0
Finished goods	353.0	362.7
	$1,166.8	$1,106.9

Note 5—Reportable Business Segments

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Company organizes its reportable business segments based upon similar economic characteristics and business groupings of products, services and customers.  These reportable business segments are determined based upon how the Company reviews its businesses, assesses operating performance and makes investing and resource allocation decisions.  The Interconnect Product and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.  The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-add products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.  The accounting policies of the segments are the same as those for the Company as a whole and are described in Note 1 of the notes to the consolidated financial statements in the Company’s 2017 Annual Report.  The Company evaluates the performance of business units on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

The segment results for the three months ended March 31, 2018 and 2017 are as follows:

	Interconnect Products		Cable Products		Total Reportable
	and Assemblies		and Solutions		Business Segments
Three Months Ended March 31:	2018	2017	2018	2017	2018	2017
Net sales:
External	$1,770.0	$1,463.5	$96.9	$96.6	$1,866.9	$1,560.1
Intersegment	2.6	2.3	8.9	10.2	11.5	12.5
Segment operating income	391.1	323.9	11.3	13.7	402.4	337.6

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2018 and 2017 is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Segment operating income	$402.4	$337.6
Interest expense	(24.5)	(19.3)
Other income, net	2.3	3.6
Stock-based compensation expense	(12.7)	(12.1)
Other operating expenses	(12.8)	(11.4)
Income before income taxes	$354.7	$298.4

Note 6—Shareholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income.  Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.  In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the three months ended March 31, 2018 is as follows:

	Amphenol Corporation Shareholders
					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2017	305.7	$0.3	$1,249.0	$2,941.5	$(201.0)	$—	$53.6	$4,043.4
Cumulative effect of adoption of revenue recognition standard (Note 2)				3.2				3.2
Net income				265.6			2.7	268.3
Other comprehensive income					61.3		1.5	62.8
Acquisitions resulting in noncontrolling interest							0.1	0.1
Distributions to shareholders of noncontrolling interests							(3.9)	(3.9)
Purchase of treasury stock						(382.0)		(382.0)
Retirement of treasury stock	(4.2)			(382.0)		382.0		—
Stock options exercised	0.6		20.7					20.7
Dividends declared				(57.4)				(57.4)
Stock-based compensation expense			12.7					12.7
Balance as of March 31, 2018	302.1	$0.3	$1,282.4	$2,770.9	$(139.7)	$—	$54.0	$3,967.9

A rollforward of consolidated changes in equity for the three months ended March 31, 2017 is as follows:

	Amphenol Corporation Shareholders
					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury	Noncontrolling	Total
	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Stock	Interests	Equity

Balance as of December 31, 2016	308.3	$0.3	$1,020.9	$3,122.7	$(469.0)	$—	$48.2	$3,723.1
Net income				224.9			2.4	227.3
Other comprehensive income					66.7		0.5	67.2
Distributions to shareholders of noncontrolling interests							(4.2)	(4.2)
Purchase of treasury stock						(249.2)		(249.2)
Retirement of treasury stock	(3.7)			(249.2)		249.2		—
Stock options exercised	0.8		23.7					23.7
Dividends declared				(48.9)				(48.9)
Stock-based compensation expense			12.1					12.1
Balance as of March 31, 2017	305.4	$0.3	$1,056.7	$3,049.5	$(402.3)	$—	$46.9	$3,751.1

On January 24, 2017, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the three months ended March 31, 2018, the Company repurchased 4.2 million shares of its common stock for $382.0.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  As of March 31, 2018, the Company had repurchased approximately 12.6 million shares for $1,000.0 under the previously announced $1,000.0 2017 Stock Repurchase Program, thus completing the 2017 Stock Repurchase Program.

On April 24, 2018, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2018 Stock Repurchase Program”). As of April 30, 2018, the Company repurchased approximately 0.7 million shares of its common stock for $55.5 under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Dividends declared per share	$0.19	$0.16

Dividends declared	$57.4	$48.9
Dividends paid (including those declared in the prior year)	58.1	49.3

On April 24, 2018, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.19 to $0.23 per share effective with dividends declared in the second quarter of 2018.

Note 7—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding.  Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options.  A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(dollars and shares in millions, except per share data)	2018	2017
Net income attributable to Amphenol Corporation shareholders	$265.6	$224.9
Basic weighted average common shares outstanding	303.7	306.6
Effect of dilutive stock options	12.3	9.8
Diluted weighted average common shares outstanding	316.0	316.4
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.87	$0.73
Diluted	$0.84	$0.71

There were no anti-dilutive common shares excluded from the computations above for both the three months ended March 31, 2018 and 2017.

Note 8—Commitments and Contingencies

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

Note 9—Stock-Based Compensation

For the three months ended March 31, 2018 and 2017, the Company’s income before income taxes was reduced for stock-based compensation expense of $12.7 and $12.1, respectively.  In addition, for the three months ended March 31, 2018 and 2017, the Company recognized aggregate income tax benefits associated with stock-based compensation of $5.9 and $11.0, respectively, in the provision for income taxes in the accompanying Condensed Consolidated Statements of Income, which include the excess tax benefits from option exercises of $4.1 (or $0.01 per share) and $8.0 (or $0.02 per share), respectively.    The impact associated with recognizing excess tax benefits from option exercises in the provision for income taxes on our consolidated financial statements could result in significant fluctuations in our effective tax rate in the future, since the provision for income taxes will be impacted by the timing and intrinsic value of future stock-based compensation award exercises.

Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods.  The expense incurred for stock-based compensation plans is included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”).  The Company also continues to maintain the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2009 Employee Option Plan”) and the 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2000 Employee Option Plan”).  No additional stock options will be granted under the 2009 Employee Option Plan.  The 2000 Employee Option Plan expired in May 2011, except that its terms continue with respect to outstanding options granted thereunder.  A committee of the Company’s Board of Directors has been authorized to grant stock options pursuant to the 2017 Employee Option Plan.  The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2017 Employee Option Plan is 30,000,000 shares. As of March 31, 2018, there were 23,016,700 shares of Common Stock available for the granting of additional stock options under the 2017 Employee Option Plan.   Options granted under the 2017 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.   Options granted under the 2000 Employee Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”).  The 2004 Directors Option Plan is administered by the Company’s Board of Directors.  The 2004 Directors Option Plan expired in May 2014, except that its  terms continue with respect to outstanding options granted thereunder.  Options were last granted under the 2004 Directors Option Plan in May 2011.  Options granted under the 2004 Directors Option Plan are fully vested and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three months ended March 31, 2018 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2018	33,222,364	$52.27	7.05	$1,180.3
Options granted	—
Options exercised	(602,549)
Options forfeited	(32,240)
Options outstanding at March 31, 2018	32,587,575	$52.58	6.84	$1,093.2
Vested and non-vested options expected to vest at March 31, 2018	30,726,902	$51.92	6.76	$1,051.0
Exercisable options at March 31, 2018	13,086,775	$39.76	5.20	$606.8

A summary of the status of the Company’s non-vested options as of March 31, 2018 and changes during the three months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2018	19,600,440	$8.29
Options granted	—	—
Options vested	(67,400)	8.13
Options forfeited	(32,240)	8.56
Non-vested options at March 31, 2018	19,500,800	$8.29

During the three months ended March 31, 2018 and 2017, the following activity occurred under the Company’s option plans:

	Three Months Ended
	March 31,
	2018	2017
Total intrinsic value of stock options exercised	$34.3	$34.5
Total fair value of stock options vested	0.5	0.7

As of March 31, 2018, the total compensation cost related to non-vested options not yet recognized was approximately $108.5 with a weighted average expected amortization period of 3.14 years.

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

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors.  As of March 31, 2018, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 124,164.  Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date.  Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three months ended March 31, 2018 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2018	12,905	$73.25	0.37
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2018	12,905	$73.25	0.13

As of March 31, 2018, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.1 with a weighted average expected amortization period of 0.13 years.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company.  The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory.  Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans.  Certain foreign subsidiaries have defined benefit plans covering their employees (the “International Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans and other postretirement benefits for the three months ended March 31, 2018 and 2017:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended March 31:	2018	2017	2018	2017
Service cost	$1.9	$2.4	$—	$—
Interest cost	4.9	5.0	0.1	0.1
Expected return on plan assets	(9.7)	(7.7)	—	—
Amortization of prior service cost	0.6	0.7	—	—
Amortization of net actuarial losses	5.9	5.7	0.1	0.2
Net pension expense	$3.6	$6.1	$0.2	$0.3

As a result of the adoption of ASU 2017‑07, the Company records service costs in the same line item as the respective employee compensation costs and within operating income, while all other pension-related costs including interest cost, expected return on plan assets, amortization of prior service cost and amortization of net actuarial losses are reported separately within Other income, net in the Condensed Consolidated Statements of Income.

In January 2018, the Company made a voluntary cash contribution of approximately $81.0 to fully fund its U.S. Plans, and estimates that, based on current actuarial calculations, cash contributions to the Plans will aggregate approximately $90.0 in 2018. The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.  This voluntary cash contribution made in the first quarter of 2018 is reflected as cash used in operating activities within Net change in other long-term assets and liabilities in the Condensed Consolidated Statements of Cash Flow.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements.  The Company matches the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation.  During the three months ended March 31, 2018 and 2017, the Company provided matching contributions to the U.S. defined contribution plans of approximately $2.3 and $1.7, respectively.

Note 11—Acquisitions

In the past twelve months, the Company has completed several acquisitions, including one acquisition in the first quarter of 2018, and is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed.  The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments.  These acquisitions were not significant to the Company either individually or in the aggregate.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2017	$3,896.1	$146.5	$4,042.6
Acquisition-related	73.3	—	73.3
Foreign currency translation	30.6	—	30.6
Goodwill at March 31, 2018	$4,000.0	$146.5	$4,146.5

Other than goodwill noted above, the Company’s intangible assets as of March 31, 2018 and December 31, 2017 were as follows:

		March 31, 2018			December 31, 2017
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	$403.9	$210.9	$193.0	$398.1	$199.8	$198.3
Proprietary technology	11	107.6	53.1	54.5	107.5	50.7	56.8
Backlog and other	2	34.0	33.6	0.4	34.0	33.6	0.4
Total intangible assets (definite-lived)	10	545.5	297.6	247.9	539.6	284.1	255.5

Trade names (indefinite-lived)		186.1	—	186.1	186.1	—	186.1
		$731.6	$297.6	$434.0	$725.7	$284.1	$441.6

Intangible assets are included in Intangibles, net and other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  The amortization expense for the three months ended March 31, 2018 and 2017 was approximately $11.9 and $12.0, respectively.  As of March 31, 2018, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2018 is approximately $35.3 and for each of the next five fiscal years is approximately $43.2 in 2019, $37.4 in 2020, $32.4 in 2021, $24.7 in 2022 and $22.2 in 2023.

Note 13—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	March 31, 2018		December 31, 2017
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
Commercial Paper Program	869.6	869.6	1,175.4	1,175.4
2.55% Senior Notes due January 2019	749.8	748.9	749.8	752.8
2.20% Senior Notes due April 2020	399.8	395.0	399.8	398.0
3.125% Senior Notes due September 2021	374.9	374.1	374.8	381.2
4.00% Senior Notes due February 2022	499.5	513.0	499.5	522.5
3.20% Senior Notes due April 2024	349.7	341.6	349.6	351.9
Notes payable to foreign banks and other debt	7.8	7.8	6.6	6.6
Less unamortized deferred debt issuance costs	(11.8)	—	(12.9)	—
Total debt	3,239.3	3,250.0	3,542.6	3,588.4
Less current portion	749.9	749.0	1.1	1.1
Total long-term debt	$2,489.4	$2,501.0	$3,541.5	$3,587.3

Revolving Credit Facility

The Company has a $2,000.0 unsecured credit facility (the “Revolving Credit Facility”), which matures March 2021 and gives the Company the ability to borrow at a spread over LIBOR.  The Company may utilize the Revolving Credit Facility for general corporate purposes. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value due primarily to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 15).  At March 31, 2018, there were no borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2018, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Commercial Paper Program

The Company has a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company issues short-term unsecured commercial paper notes (“Commercial Paper”) in one or more private placements.  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time.  The maturities of the Commercial Paper vary, but may not exceed 397 days from the date of issue.  The Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par, and bears varying interest rates on a fixed or floating basis. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The maximum aggregate principal amount of the Commercial Paper outstanding under the Commercial Paper Program at any time is $2,000.0.  The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Revolving Credit Facility.  The Commercial Paper is actively traded and is therefore classified as Level 1 in the fair value hierarchy (Note 15).  The carrying value of Commercial Paper borrowings approximated their fair value.  The average interest rate on the Commercial Paper as of March 31, 2018 was 2.33%.

Senior Notes

All of the Company’s outstanding senior notes (“Senior Notes”), listed in the table above, are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of senior notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase and, with certain exceptions, a make-whole premium. The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 15).  The 2.55% Senior Notes are due in January 2019 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018.

Note 14—Income Taxes

	Three Months Ended March 31,
	2018	2017
Provision for income taxes	$(86.4)	$(71.1)
Effective tax rate	24.4%	23.8%

For the three months ended March 31, 2018 and 2017, stock option exercise activity had the impact of lowering our Provision for income taxes by approximately $4.1 and $8.0, respectively, and lowering our effective tax rate by approximately 110 basis points and 270 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income.

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provides for a transition tax on the accumulated unremitted foreign earnings and profits of the Company’s foreign subsidiaries (“Transition Tax”) and a reduction of the U.S. federal corporate income tax rate from 35% to 21%.  In the fourth quarter of 2017, the Company recorded an income tax charge of $398.5 (“Tax Act Charge”) that was comprised of (i) the Transition Tax of $259.4, (ii) a charge of $176.6 related to changes in the Company’s permanent reinvestment assertion with regards to prior accumulated unremitted earnings from certain foreign subsidiaries, partially offset by (iii) a tax benefit of $37.5 associated with the remeasurement of the Company’s U.S. net deferred tax liabilities due to the U.S. federal corporate tax rate reduction.  These three components were provisional amounts recorded in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) (now codified in ASU 2018-05), which addresses the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  Due to the timing of the Tax Act’s enactment and the complexity of its provisions, the Company has not completed its accounting for the impact of the Tax Act.  We continue to analyze guidance and technical interpretations of the provisions of the Tax Act, as well as refine, analyze and update the underlying data, computations and assumptions used to prepare these provisional amounts.  We did not make any adjustments to the Tax Act Charge in the first quarter of 2018.  In accordance with ASU 2018-05, the Company will complete its accounting for the income tax effects of the Tax Act within the one-year measurement period in 2018 once the Company has obtained, prepared and fully analyzed all the necessary information related to all three components of the Tax Act Charge recorded in the fourth quarter of 2017.  We will pay the Transition Tax, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion.  With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2013 and after.  The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable.  As of March 31, 2018, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $164.4, which is included in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.  Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation.  Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $18.3.

Note 15—Fair Value Measurements

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments and derivative instruments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets for identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at March 31, 2018 and December 31, 2017 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
March 31, 2018:
Short-term investments	$24.1	$24.1	$—	$—
Forward contracts	(8.1)	—	(8.1)	—
Total	$16.0	$24.1	$(8.1)	$—

December 31, 2017:
Short-term investments	$34.6	$34.6	$—	$—
Forward contracts	2.3	—	2.3	—
Total	$36.9	$34.6	$2.3	$—

The Company does not have any significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2018 and 2017 were not material.  The fair values of the forward contracts are recorded within Other current assets, Intangibles, net and other long-term assets, Other accrued expenses or Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in millions, except per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2018 and 2017 has been derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included herein for Amphenol Corporation (“Amphenol”, the “Company”, “we”, “our”, or “us”), which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”.  For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning as these aforementioned non-GAAP financial measures.  Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including the non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

Safe Harbor Statement

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future, not past, events and are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance and financial condition, among other matters, may contain words such as: “anticipate,” “could,” “continue,” “expect,” “estimate,” “forecast,” “ongoing,” “project,” “seek,” “predict,” “target,” “will,” “intend,” “plan,” “optimistic,” “potential,” “guidance,” “may,” “should,”  or “would” and other words and terms of similar meaning.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity or other financial matters.  Although the Company believes the expectations reflected in such forward-looking statements, including those with regards to results of operations, liquidity or the Company’s effective tax rate and the related impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”), are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  Factors that could cause actual results to differ materially from these forward-looking statements, include, but are not limited to, the following:  the Company’s dependence on sales to the communications industry, which markets are dominated by large manufacturers and operators who regularly exert significant pressure on suppliers such as the Company; the Company’s dependence on sales to the military market, including the impact of reductions or changes in the defense budgets of U.S. and foreign governments; the Company’s ability to compete successfully on the basis of technology innovation, product quality, price, customer service and delivery time; the Company’s ability to continue to conceive, design, source and market new products, as well as market acceptance of the Company’s existing and future product lines, for continued revenue growth; the Company’s ability to access the capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in exchange rates of the various currencies in which the Company conducts business, including possible currency devaluations; changes in interest rates which could impact existing or future issuances of debt; changes in tax laws, regulations and guidance, including related interpretations, in the United States and international jurisdictions, such as the Tax Act; political, economic, military and other risks in countries outside of the United States, including political, economic, financial or other instability, intergovernmental conflicts or actions, strikes or natural disasters; the impact of general economic conditions, geopolitical conditions and U.S. trade policies, legislation, treaties and tariffs, including those affecting China, on the Company’s business operations; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses as part of the Company’s growth strategy, including the potential for the impairment of goodwill; the Company’s ability to obtain a consistent supply of materials, at stable pricing levels, used in the Company’s manufacturing processes, including aluminum, steel, copper, titanium, metal alloys, gold, silver, certain rare earth metals and plastic resins; litigation or environmental matters including changes to laws and regulations that the Company may be subject to; and cybersecurity threats or incidents that could arise.    Such forward-looking statements may also be impacted by, among other things, clarifications to and additional guidance under the Tax Act.  More specifically, on December 22, 2017, the Tax Act was enacted and it significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. corporate income tax rate to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The provisional income tax charge recorded in the fourth quarter of 2017 incorporated assumptions made based on the Company’s current interpretation of the Tax Act and information then available. The Company continues to obtain, prepare and fully analyze all of the necessary information in order to complete its accounting of the Tax Act, which may require adjustments in 2018 related to this charge.

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, Quarterly Reports on Form 10-Q and the Company’s other reports filed with the Securities and Exchange Commission.  These or other uncertainties may cause the Company’s actual future results to be materially different than those expressed in any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States.  As part of this change, the Tax Act, among other changes, provides for a transition tax on the accumulated unremitted foreign earnings and profits of the Company’s foreign subsidiaries (“Transition Tax”) and a reduction of the U.S. federal corporate income tax rate from 35% to 21%.  In the fourth quarter of 2017, the Company recorded an income tax charge of $398.5 (“Tax Act Charge”) that was comprised of (i) the Transition Tax of $259.4, (ii) a charge of $176.6 related to changes in the Company’s permanent reinvestment assertion with regards to prior accumulated unremitted earnings from certain foreign subsidiaries, partially offset by (iii) a tax benefit of $37.5 associated with the remeasurement of the Company’s U.S. net deferred tax liabilities due to the U.S. federal corporate tax rate reduction.  The three components of the Tax Act Charge are provisional amounts recorded in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) (now codified in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118).  SAB 118 addresses the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  Due to the timing of the Tax Act’s enactment and the complexity of its provisions, the Company has not completed its accounting for the impact of the Tax Act.  The Company continues to analyze guidance and technical interpretations of the provisions of the Tax Act, as well as refine, analyze and update the underlying data, computations and assumptions used to prepare the Tax Act Charge.  In accordance with ASU 2018-05, the Company will complete its accounting for the income tax effects of the Tax Act within the one-year measurement period in 2018, once the Company has obtained, prepared and fully analyzed all the necessary information related to all three components of the Tax Act Charge recorded in the fourth quarter of 2017.  The Company did not make any adjustments to the Tax Act Charge during the first quarter of 2018.

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Net sales were $1,866.9 in the first quarter of 2018 compared to $1,560.1 in the first quarter of 2017, which represented an increase of 20% in U.S. dollars, 16% in constant currencies and 12% organically over the same prior year quarter.  Net sales in the Interconnect Products and Assemblies segment (approximately 95% of net sales) in the first quarter of 2018 increased 21% in U.S. dollars, 17% in constant currencies and 13% organically, compared to the first quarter of 2017.  The sales growth was driven by increases in the mobile devices, industrial, automotive, military, and commercial aerospace markets, arising primarily from organic growth along with contributions from the Company’s acquisitions.  Net sales in both the mobile networks and information technology and data communications markets were relatively flat in the first quarter of 2018 compared to the first quarter of 2017.  Net sales in the first quarter of 2018 in the Cable Products and Solutions segment (approximately 5% of net sales), which primarily serves the broadband market, were flat in U.S. dollars while decreasing 1% in constant currencies and 1% organically, compared to the first quarter of 2017.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

			Percentage Growth (relative to same prior year period)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
Three Months Ended March 31:	2018	2017	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$1,770.0	$1,463.5	21%	4%	17%	4%	13%
Cable Products and Solutions	96.9	96.6	—%	1%	(1)%	—%	(1)%
Consolidated	$1,866.9	$1,560.1	20%	4%	16%	4%	12%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 5 of the accompanying financial statements.
(2)

Foreign currency translation impact, a non-GAAP measure, represents the impact on net sales resulting from foreign currency exchange rate changes in the current year period(s) compared to the same period(s) in the prior year.  Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the respective prior periods from current year reported net sales, taken as a percentage of the respective prior period net sales.

(3)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the "Non-GAAP Financial Measures" section.
(4)

Acquisition impact, a non-GAAP measure, represents the impact on net sales resulting from acquisitions closed since the beginning of the prior calendar year, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis.

Geographically, sales in the United States in the first quarter of 2018 increased approximately 15% in U.S. dollars ($527.0 in 2018 versus $457.9 in 2017) and 9% organically, compared to the first quarter of 2017.  International sales in the first quarter of 2018 increased approximately 22% in U.S. dollars ($1,339.9 in 2018 versus $1,102.2 in 2017), 16% in constant currencies and 13% organically, compared to the first quarter of 2017.  The comparatively weaker U.S. dollar for the first quarter of 2018 had the effect of increasing sales by approximately $63.4 compared to the first quarter of 2017.

Selling, general and administrative expenses increased to $230.0 or 12.3% of net sales for the first quarter of 2018, compared to $201.8 or 12.9% of net sales for the first quarter of 2017.  Administrative expenses represented approximately 5.0% of net sales for both the first quarter of 2018 and 2017.  Research and development expenses represented approximately 2.8% of net sales for both the first quarter of 2018 and 2017.  Selling and marketing expenses represented approximately 4.5% of net sales for the first quarter of 2018 and represented approximately 5.2% of net sales for the first quarter of 2017.

Operating income was $376.9 or 20.2% of net sales for the first quarter of 2018 compared to $314.1 or 20.1% of net sales for the first quarter of 2017.  Operating income for the Interconnect Products and Assemblies segment for the first quarter of 2018 was $391.1 or 22.1% of net sales compared to $323.9 or 22.1% of net sales for the first quarter of 2017.  Operating income for the Cable Products and Solutions segment for the first quarter of 2018 was $11.3 or 11.7% of net sales compared to $13.7 or 14.2% of net sales for the first quarter of 2017.  The decrease in operating margin for the Cable Products and Solutions segment for the first quarter of 2018, compared to the first quarter of 2017, was primarily driven by increases in certain commodity costs.

Interest expense for the first quarter of 2018 was $24.5 compared to $19.3 for the first quarter of 2017.  The increase is primarily due to higher average interest rates associated with the Company’s commercial paper borrowings as well as the senior note issuances in April 2017, along with higher average debt levels used to fund the Company’s dividend and stock buyback programs.

Provision for income taxes for the first quarter of 2018 and 2017 were at an effective tax rate of 24.4% and 23.8%, respectively.  For the first quarter of 2018, the excess tax benefits resulting from stock option exercise activity had the impact of lowering the effective tax rate by approximately 110 basis points and increasing earnings per share by $0.01.

For the first quarter of 2017, the excess tax benefits resulting from stock option exercise activity had the impact of lowering the effective tax rate by approximately 270 basis points and increasing earnings per share by $0.02. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, for the first three months of 2018 and 2017 was 25.5% and 26.5%, respectively, as reconciled in the table below to the comparable effective tax rate based on GAAP results.  Refer to Note 14 of the Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $265.6 and $0.84, respectively, for the first quarter of 2018, compared to $224.9 and $0.71, respectively, for the first quarter of 2017.  Excluding the effect of the excess tax benefits related to stock-based compensation in the first quarter of 2018 and 2017, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $261.5 and $0.83, respectively, for the first quarter of 2018, compared to $216.9 and $0.69, respectively, for the first quarter of 2017.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018					2017
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$376.9	20.2%	$265.6	24.4%	$0.84	$314.1	20.1%	$224.9	23.8%	$0.71
Excess tax benefits related to stock-based compensation	-	-	(4.1)	1.1	(0.01)	-	-	(8.0)	2.7	(0.02)
Adjusted (non-GAAP)	$376.9	20.2%	$261.5	25.5%	$0.83	$314.1	20.1%	$216.9	26.5%	$0.69

(1)

While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measure.

Liquidity and Capital Resources

At March 31, 2018 and December 31, 2017, the Company had cash, cash equivalents and short-term investments of $1,024.3 and $1,753.7, respectively.  The vast majority of the Company’s cash, cash equivalents and short-term investments on hand as of December 31, 2017 and March 31, 2018 is located outside of the United States.  Historically, we have asserted our intention to indefinitely reinvest our foreign earnings outside of the United States.  The Tax Act’s change to a modified territorial tax system in the United States has significantly reduced the tax expense associated with the remittance of foreign earnings, among other changes.  Therefore, the Company recorded a provisional charge for the foreign and U.S. state and local tax cost related to changes in the Company’s permanent reinvestment assertion with regards to accumulated unremitted earnings prior to 2018 from certain foreign subsidiaries, due to our intention to repatriate such foreign earnings over time.  Such taxes will be paid when those respective earnings are repatriated.  As a result of this change, in the first quarter of 2018, the Company has repatriated a significant portion of its foreign cash, cash equivalents and short-term investments.  The Company intends to continue to repatriate certain foreign earnings generated prior to 2018 throughout the remainder of 2018.  The Company also intends to selectively distribute current year earnings for 2018 and beyond from its foreign subsidiaries and will accrue taxes, if any, on those earnings as appropriate.  For current year earnings not distributed, the Company intends to treat such earnings as permanently reinvested outside of the United States.  The Tax Act also resulted in a Transition Tax on the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries, which we will pay, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.  The Company does not believe that these future tax payments will have a significant impact on its liquidity or capital resources.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$130.2	$237.8
Net cash (used in) provided by investing activities	(142.3)	8.9
Net cash used in financing activities	(728.2)	(53.7)
Effect of exchange rate changes on cash and cash equivalents	21.4	15.3
Net change in cash and cash equivalents	$(718.9)	$208.3

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths.  Cash flow provided by operating activities was $130.2 in the first three months of 2018 compared to $237.8 in the first three months of 2017.  The decrease in cash flow provided by operating activities (“operating cash flow”) for the first three months of 2018 compared to the first three months of 2017 is primarily related to the Company’s voluntary cash contribution of approximately $81.0 in the first quarter of 2018 to fully fund its U.S. defined benefit pension plans (“U.S. Plans”, and together with its foreign plans, the “Plans”) as well as a slightly higher usage of cash related to the change in working capital, all of which was partially offset by an increase in net income in the first three months of 2018.

In the first three months of 2018, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $133.3, excluding the impact of acquisitions and foreign currency translation, primarily due to a decrease in accounts payable and accrued liabilities of $99.3 and $65.5, respectively, and an increase in inventories of $55.8, partially offset by a decrease in accounts receivable of $118.3.  In the first three months of 2017, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $66.8, excluding the impact of acquisitions and foreign currency translation, primarily due to a decrease in accrued expenses of $66.0 and increases in inventories and other current assets of $23.9 and $21.0, respectively, partially offset by a decrease in accounts receivable of $48.6.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2018 as compared to December 31, 2017.  Accounts receivable decreased $82.8 to $1,515.8 primarily due to lower sales in the first quarter of 2018 relative to the fourth quarter of 2017, which were partially offset by the effect of translation from exchange rate changes at March 31, 2018 compared to December 31, 2017 (“Translation”).  Days sales outstanding at March 31, 2018 and December 31, 2017 were approximately 74 and 73 days, respectively. Inventories increased $59.9 to $1,166.8, primarily to support expected future sales levels, as well as the effect of Translation.  Inventory days at March 31, 2018 and December 31, 2017 were 84 and 76 days, respectively.  Other current assets increased $33.4 to $230.2 primarily due to the recording of contract assets of $21.9 in the first quarter of 2018 as a result of the adoption of ASC Topic 606 as well as an increases in other receivables.  Property, plant and equipment, net, increased $22.5 to $839.3 primarily due to capital expenditures of $54.9 as well as Translation, partially offset by depreciation of $47.4.  Goodwill increased $103.9 to $4,146.5 primarily as a result of goodwill recognized related to an acquisition in the Interconnect Products and Assemblies segment that closed in the first quarter of 2018, as well as Translation. Accounts payable decreased $77.4 to $798.2, primarily as a result of payments on outstanding payables, which more than offset purchasing activity.  Payable days at March 31, 2018 and December 31, 2017 were approximately 57 and 60 days, respectively.  Total accrued expenses, including accrued income taxes, decreased $66.1 to $636.6 primarily as a result of decreases in accrued wages and salaries and other employee-related compensation and benefits, partially offset by an increase in accrued income taxes.  Accrued pension and postretirement benefit obligations decreased $81.5 to $190.5 primarily due to the Company’s voluntary cash contribution of approximately $81.0 in January 2018 to fully fund the Company’s U.S. Plans.

The Company estimates that, based on current actuarial calculations and including the first quarter contribution to its U.S. Plans, cash contributions to the Plans will aggregate approximately $90.0 in 2018.  The timing and amount of cash contributions in subsequent years will depend on a number of factors, including the investment performance of the Plans’ assets.

In addition to cash flow from operating activities, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash.  The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the three months ended March 31, 2018 and 2017.  As described in more detail above, the decrease in Free Cash Flow is primarily related to the decrease in operating cash flow during the first three months of 2018 which is driven by the voluntary cash contribution to the U.S. Plans of approximately $81.0 as discussed above, along with an increase in capital expenditures.

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities (GAAP)	$130.2	$237.8
Capital expenditures (GAAP)	(54.9)	(48.7)
Free Cash Flow (non-GAAP)	$75.3	$189.1

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash used in investing activities was $142.3 in the first quarter of 2018, while net cash provided by investing activities was $8.9 in the first quarter of 2017.  In the first quarter of 2018, net cash used in investing activities was driven primarily by the use of $99.5 in cash to fund acquisitions, along with capital expenditures (net of disposals) of $54.1, partially offset by net sales and maturities of short-term investments of $11.3.  In the first quarter of 2017, cash provided by investing activities was driven primarily by net sales and maturities of short-term investments of $103.9, partially offset by capital expenditures (net of disposals) of $48.4 and the funding of acquisitions of $46.6.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of common stock, proceeds from stock option exercises, dividend payments and distributions to shareholders of noncontrolling interests.

Net cash used in financing activities was $728.2 in the first quarter of 2018, compared to $53.7 in the first quarter of 2017.  For the first quarter of 2018, cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $382.0, net repayments of long-term debt of $304.8, dividend payments of $58.1 and distributions to shareholders of noncontrolling interests of $3.9, partially offset by cash proceeds from the exercise of stock options of $20.6.  For the first quarter of 2017, cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $249.2, dividend payments of $49.3, and distributions to shareholders of noncontrolling interests of $4.2, partially offset by increased net borrowings of $225.3 and cash proceeds from the exercise of stock options of $23.7.

The Company has significant flexibility to meet its financial commitments.  The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity.  The Company’s debt financing includes the use of a commercial paper program, revolving credit facility and senior notes as part of its overall cash management strategy.

The Company has a $2,000.0 unsecured credit facility (the “Revolving Credit Facility”), which matures March 2021 and gives the Company the ability to borrow at a spread over LIBOR.  The Company intends to utilize the Revolving

Credit Facility for general corporate purposes.  At March 31, 2018, there were no borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2018, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Pursuant to the terms of the commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements (the “Commercial Paper Program”).  The maximum aggregate principal amount of the commercial paper notes that may be outstanding at any time under the Commercial Paper Program is $2,000.0.  Amounts available under the Commercial Paper Program are borrowed, repaid and re-borrowed from time to time. The Commercial Paper Program is rated A-2 by Standard & Poor’s and P-2 by Moody’s and is backstopped by the Revolving Credit Facility.  The amount of commercial paper notes outstanding as of March 31, 2018 was $869.6.  The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of March 31, 2018, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$750.0	2.55%	January 2019
400.0	2.20%	April 2020
375.0	3.125%	September 2021
500.0	4.00%	February 2022
350.0	3.20%	April 2024

The Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of Senior Notes, subject to certain terms and conditions.  The 2.55% Senior Notes are due in January 2019 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018.

Refer to Note 13 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

On January 24, 2017, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the three months ended March 31, 2018, the Company repurchased 4.2 million shares of its common stock for $382.0.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  As of March 31, 2018, the Company had repurchased approximately 12.6 million shares for $1,000.0 under the previously announced $1,000.0 2017 Stock Repurchase Program, thus completing the 2017 Stock Repurchase Program.

On April 24, 2018, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2018 Stock Repurchase Program”).  As of April 30, 2018, the Company repurchased approximately 0.7 million shares of its common stock for $55.5 under the 2018 Stock Repurchase Program.  The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.  The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Dividends declared per share	$0.19	$0.16

Dividends declared	$57.4	$48.9
Dividends paid (including those declared in the prior year)	58.1	49.3

On April 24, 2018, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.19 to $0.23 per share effective with dividends declared in the second quarter of 2018.

Liquidity and Cash Requirements

The Company’s primary sources of liquidity are internally generated cash flow, the Commercial Paper Program, the Revolving Credit Facility, and its cash, cash equivalents and short-term investments on hand.  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets (including the recent issuances of both the 2020 Senior Notes and 2024 Senior Notes in April 2017) provide adequate liquidity to meet its obligations for the next twelve months and the foreseeable future, including the repayment of the $750.0 outstanding principal amount of 2.55% Senior Notes due January 2019 (the “2.55% Notes”).

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its Common Stock, funding of pension obligations, dividends, debt service (including the repayment of the 2.55% Notes), and payments associated with the Transition Tax which is payable in annual installments until 2025 and taxes due upon the repatriation of foreign earnings which will be payable upon the repatriation of such earnings.  The Company’s debt service requirements consist primarily of principal and interest on the Senior Notes, the Revolving Credit Facility and the Commercial Paper Program.  The Company may also use cash to fund all or part of the cost of acquisitions.

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

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures defined below as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Company’s Board of Directors and assessing related employee compensation measures.  Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and period-over-period comparative results, in addition to the reasons noted below.  Non-GAAP financial measures related to operating income, operating margin, net income attributable to Amphenol Corporation, effective tax rate and diluted EPS exclude income and expenses that are not directly related to the Company's operating performance during the periods presented.  Items excluded in such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, refinancing-related costs, and certain discrete tax items including but not limited to (i) the excess tax benefits related to stock-based compensation and (ii) the Tax Act Charge recorded in 2017 and any subsequent adjustments recorded in 2018 related to this charge.  Non-GAAP financial measures related to net sales exclude the impact related to foreign currency exchange and acquisitions.

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP.  The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2018 and 2017 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

•

Adjusted Diluted EPS is defined as diluted earnings per share (as reported in accordance with U.S. GAAP), excluding income and expenses and their specific tax effects, that are not directly related to the Company's operating performance during the periods presented.  Adjusted Diluted EPS is calculated as Adjusted Net Income attributable to Amphenol Corporation, as defined below, divided by the weighted average outstanding diluted shares as reported in the Company’s Condensed Consolidated Statements of Income.

•

Adjusted Effective Tax Rate is defined as Provision for income taxes, as reported in the Condensed Consolidated Statements of Income, expressed as a percentage of Income before income taxes, as reported in the Condensed Consolidated Statements of Income, each excluding the income and expenses and their specific tax effects that are not directly related to the Company's operating performance during the periods presented.

•

Adjusted Net Income attributable to Amphenol Corporation is defined as Net income attributable to Amphenol Corporation, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses and their specific tax effects that are not directly related to the Company's operating performance during the periods presented.

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

•

Constant Currency Net Sales Growth is defined as the period-over-period percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates.  Amphenol’s results are subject to volatility related to foreign currency translation fluctuations.  As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

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

•

Organic Net Sales Growth is defined as the period-over-period percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of 1) changes in foreign currency exchange rates, which directly impact the Company’s operating results and are outside the control of the Company and 2) acquisitions closed during the periods presented, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis.  Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

Critical Accounting Policies and Estimates

The Company’s disclosures of its critical accounting policies, which are contained in its 2017 Annual Report, have not materially changed since that report was filed.  Effective January 1, 2018, the Company’s policies related to revenue recognition have been updated in accordance with Note 3 of the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1 within this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates.  The Company does not have any significant concentration with any one counterparty.  There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2017 Annual Report.  The Company may borrow under its Revolving Credit Facility and Commercial Paper Program.  Any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, while any borrowings under the Commercial Paper Program are subject to floating interest rates.  Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk from exposure to changes in interest rates.  As of March 31, 2018, there were no outstanding borrowings under the Revolving Credit Facility, while borrowings under the Commercial Paper Program were at an average floating rate of 2.33%.  The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2018, although there can be no assurances that interest rates will not change significantly.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Beginning January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all of its related subsequent amendments.  Although the new revenue recognition standard did not have a material impact on the Condensed Consolidated Financial Statements, the Company implemented changes to our processes related to revenue recognition and the related control activities, including the implementation of certain controls over financial reporting necessary for the required disclosures, as well as the implementation of new policies and any necessary changes to existing related policies.  Refer to Notes 2 and 3 of the accompanying Condensed Consolidated Financial Statements for further discussion on the adoption of this new standard.

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

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A of the Company’s 2017 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On January 24, 2017, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to $1.0 billion of the Company’s Common Stock during the two-year period ending January 24, 2019 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2017 Stock Repurchase Program”).  During the three months ended March 31, 2018, the Company repurchased 4.2 million shares of its common stock for $382.0 million.  These treasury shares have been retired by the Company and common stock and retained earnings were reduced accordingly.  As of March 31, 2018, the Company had repurchased approximately 12.6 million shares for $1.0 billion under the previously announced $1.0 billion 2017 Stock Repurchase Program, thus completing the 2017 Stock Repurchase Program.  The table below reflects the Company’s stock repurchases for the three months ended March 31, 2018:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 to January 31, 2018	554,864	$92.41	554,864	$330.7
February 1 to February 28, 2018	3,689,250	89.64	3,689,250	—
March 1 to March 31, 2018	—	—	—	—
Total	4,244,114	$90.00	4,244,114	$—

On April 24, 2018, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending April 24, 2021 in accordance with the requirements of Rule 10b-18 of the Exchange Act (the “2018 Stock Repurchase Program”).  As of April 30, 2018, the Company repurchased approximately 0.7 million shares of its common stock for $55.5 million under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

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

10.2	Form of 2017 Stock Option Agreement (filed as Exhibit 10.1 to the Form 8-K filed on May 19, 2017).*
10.3	Fourth Amended 2000 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.20 to the June 30, 2007 10-Q).*
10.4	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.7 to the June 30, 2009 10-Q).*
10.5	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K filed on May 23, 2014).*
10.6	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 10-Q).*
10.7	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 10-Q).*
10.8	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016 (filed as Exhibit 10.6 to the December 31, 2016 10-K).*
10.9	First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated November 10, 2016 (filed as Exhibit 10.7 to the December 31, 2016 10-K).*
10.10	Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 1, 2016 (filed as Exhibit 10.8 to the December 31, 2016 10-K).*
10.11	Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 13, 2016 (filed as Exhibit 10.9 to the December 31, 2016 10-K).*
10.12	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated May 2, 2017 (filed as Exhibit 10.12 to the June 30, 2017 10-Q).*
10.13	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).*
10.14	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).*
10.15	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).*
10.16	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).*
10.17	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).*
10.18	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).*
10.19	2018 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.19 to the December 31, 2017 10-K).*
10.20	2014 Amphenol Corporation Executive Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2014).*
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

10.27	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 10-K).*
10.28	Offer of Employment by and between Amphenol Corporation and Lance E. D’Amico, dated as of June 8, 2016.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*     Incorporated herein by reference as stated.

**   Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

	By:	/s/ Craig A. Lampo
Craig A. Lampo
Authorized Signatory
and Principal Financial Officer

Date: May 3, 2018