Form 10-Q
period 2019-09-30
AMPHENOL CORP /DE/
filed 2019-10-25
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 OR

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

As of October 22, 2019, the total number of shares outstanding of the registrant’s Class A Common Stock was 296,491,707.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$969.3	$1,279.3
Short-term investments	17.4	12.4
Total cash, cash equivalents and short-term investments	986.7	1,291.7
Accounts receivable, less allowance for doubtful accounts of $32.7 and $33.5, respectively	1,689.1	1,791.8
Inventories	1,273.5	1,233.8
Other current assets	282.9	254.3
Total current assets	4,232.2	4,571.6

Property, plant and equipment, less accumulated depreciation of $1,427.9 and $1,314.8, respectively	965.2	875.8
Goodwill	4,750.0	4,103.2
Intangibles, net and other long-term assets	736.2	494.3
	$10,683.6	$10,044.9

Liabilities & Equity
Current Liabilities:
Accounts payable	$830.7	$890.5
Accrued salaries, wages and employee benefits	160.4	157.2
Accrued income taxes	168.8	203.5
Accrued dividends	74.0	68.7
Other accrued expenses	485.0	367.1
Current portion of long-term debt	403.7	764.3
Total current liabilities	2,122.6	2,451.3

Long-term debt, less current portion	3,545.4	2,806.4
Accrued pension and postretirement benefit obligations	176.0	190.2
Deferred income taxes	231.2	255.6
Other long-term liabilities	397.3	277.2

Equity:
Common stock	0.3	0.3
Additional paid-in capital	1,585.6	1,433.2
Retained earnings	3,158.7	3,028.7
Treasury stock, at cost	(95.6)	(55.0)
Accumulated other comprehensive loss	(493.7)	(390.2)
Total shareholders’ equity attributable to Amphenol Corporation	4,155.3	4,017.0

Noncontrolling interests	55.8	47.2
Total equity	4,211.1	4,064.2
	$10,683.6	$10,044.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$2,100.6	$2,129.0	$6,074.4	$5,977.3
Cost of sales	1,438.7	1,440.8	4,137.1	4,037.4
Gross profit	661.9	688.2	1,937.3	1,939.9
Acquisition-related expenses	—	—	25.4	—
Selling, general and administrative expenses	248.3	244.0	722.5	710.6
Operating income	413.6	444.2	1,189.4	1,229.3

Interest expense	(29.7)	(24.8)	(89.5)	(75.3)
Loss on early extinguishment of debt	(14.3)	—	(14.3)	—
Other income, net	4.5	0.2	7.6	2.5
Income before income taxes	374.1	419.6	1,093.2	1,156.5
Provision for income taxes	(91.8)	(100.0)	(250.0)	(280.8)
Net income	282.3	319.6	843.2	875.7
Less: Net income attributable to noncontrolling interests	(2.0)	(3.0)	(6.9)	(8.8)
Net income attributable to Amphenol Corporation	$280.3	$316.6	$836.3	$866.9

Net income per common share — Basic	$0.95	$1.05	$2.81	$2.87

Weighted average common shares outstanding — Basic	296.6	300.5	297.6	301.7

Net income per common share — Diluted	$0.92	$1.01	$2.72	$2.76

Weighted average common shares outstanding — Diluted	306.2	312.4	307.8	313.6

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$282.3	$319.6	$843.2	$875.7
Total other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(102.6)	(54.6)	(116.9)	(154.2)
Unrealized gain (loss) on cash flow hedges	0.1	(0.7)	0.1	0.3
Defined benefit plan adjustment, net of tax of ($1.2) and ($3.6) for 2019, and ($1.6) and ($4.7) for 2018, respectively	3.8	5.0	11.3	14.9
Total other comprehensive (loss) income, net of tax	(98.7)	(50.3)	(105.5)	(139.0)

Total comprehensive income	183.6	269.3	737.7	736.7

Less: Comprehensive income attributable to noncontrolling interests	(0.1)	(1.4)	(4.9)	(6.1)

Comprehensive income attributable to Amphenol Corporation	$183.5	$267.9	$732.8	$730.6

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2019	2018
Cash from operating activities:
Net income	$843.2	$875.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	235.4	194.5
Stock-based compensation expense	46.4	40.4
Loss on early extinguishment of debt	14.3	—
Deferred income tax benefit	(37.5)	(41.5)
Net change in components of working capital	(27.1)	(246.4)
Net change in accrued pension and postretirement benefits	5.3	(77.0)
Net change in other long-term assets and liabilities	(1.8)	(11.2)

Net cash provided by operating activities	1,078.2	734.5

Cash from investing activities:
Capital expenditures	(223.0)	(208.2)
Proceeds from disposals of property, plant and equipment	7.1	3.8
Purchases of short-term investments	(48.5)	(35.3)
Sales and maturities of short-term investments	44.6	48.3
Acquisitions, net of cash acquired	(891.2)	(158.9)

Net cash used in investing activities	(1,111.0)	(350.3)

Cash from financing activities:
Proceeds from issuance of senior notes	1,398.8	—
Repayments of long-term debt	(1,111.2)	(8.7)
Borrowings (repayments) under commercial paper programs, net	137.2	(300.1)
Payment of costs related to debt financing	(14.9)	(0.3)
Payment of premiums and fees related to early extinguishment of debt	(13.4)	—
Proceeds from exercise of stock options	146.3	123.0
Distributions to and purchases of noncontrolling interests	(25.0)	(17.9)
Purchase of treasury stock	(558.7)	(680.2)
Dividend payments	(205.5)	(184.4)

Net cash used in financing activities	(246.4)	(1,068.6)

Effect of exchange rate changes on cash and cash equivalents	(30.8)	(36.4)

Net change in cash and cash equivalents	(310.0)	(720.8)
Cash and cash equivalents balance, beginning of period	1,279.3	1,719.1

Cash and cash equivalents balance, end of period	$969.3	$998.3

Cash paid for:
Interest	$81.8	$79.5
Income taxes	333.2	307.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in millions, except share and per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, the related condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018, and the related condensed consolidated statements of cash flow for the nine months ended September 30, 2019 and 2018 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol”, the “Company”, “we”, “our”, or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”).

In accordance with Securities and Exchange Commission Release No. 33-10532 Disclosure Update and Simplification, the Company’s rollforward of consolidated changes in equity in Note 6 of the accompanying Condensed Consolidated Financial Statements for the prior period has been conformed to the current period presentation, presenting both the current quarter and year-to-date, which had no impact on our consolidated results of operations, financial position or cash flows. Previously, the rollforward of consolidated changes in equity was presented only for the nine months ended September 30, 2018.

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

On January 1, 2019, we adopted Topic 842 using the updated modified retrospective transition approach allowed under ASU 2018-11 and did not restate prior periods. The Company recognized ROU assets and related lease liabilities on our Condensed Consolidated Balance Sheets as of January 1, 2019 of approximately $180 related to our operating lease commitments, and there was no cumulative impact on retained earnings as of January 1, 2019. Topic 842 did not have a material impact on our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and our Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2019, nor did it have any impact on our compliance with debt covenants. The adoption of Topic 842 provided various optional practical expedients in transition, some of which we have elected. As part of the adoption, the Company elected the “package of 3” practical expedient, which among other things, permitted us not to reassess the historical lease classifications for existing or expired leases. Going forward, the impact of Topic 842 on the Company’s consolidated financial statements will be dependent upon the Company’s lease portfolio. The accounting for finance leases (formerly referred to as “capital leases”) remains substantially unchanged. Refer to Note 15 herein for further details regarding the impact of the adoption of Topic 842 and other information related to our lease portfolio.

Accounting Standards Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which adds, amends and removes certain disclosure requirements related to fair value measurements. Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amended or eliminated disclosures in this standard may be adopted early, while certain additional disclosure requirements in this standard can be adopted on its effective date. In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively. The Company has evaluated ASU 2018-13 and we do not expect it will have a material impact on our consolidated financial statements.

Note 3—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three and nine months ended September 30, 2019 and 2018, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities recorded in the Company’s Condensed Consolidated Balance Sheets were not significant as of September 30, 2019 and December 31, 2018. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Other current assets or Other accrued expenses as of September 30, 2019 and December 31, 2018.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are part of contracts that have original durations of one year or less. Since our performance obligations are generally fulfilled within one year, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of September 30, 2019.

While the Company typically offers standard product warranty coverage which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of September 30, 2019 and December 31, 2018, and related warranty expense for the three and nine months ended September 30, 2019 and 2018 have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2019 and 2018:

	Interconnect Products		Cable Products		Total Reportable
	and Assemblies		and Solutions		Business Segments
Three Months Ended September 30:	2019	2018	2019	2018	2019	2018
Net sales by:
Sales channel:
End customers and contract manufacturers	$1,710.1	$1,725.9	$80.0	$89.0	$1,790.1	$1,814.9
Distributors and resellers	290.7	293.4	19.8	20.7	310.5	314.1
	$2,000.8	$2,019.3	$99.8	$109.7	$2,100.6	$2,129.0

Geography:
United States	$613.6	$517.9	$54.3	$54.1	$667.9	$572.0
China	593.2	696.9	1.3	1.4	594.5	698.3
Other foreign locations	794.0	804.5	44.2	54.2	838.2	858.7
	$2,000.8	$2,019.3	$99.8	$109.7	$2,100.6	$2,129.0

Nine Months Ended September 30:
Net sales by:
Sales channel:
End customers and contract manufacturers	$4,944.2	$4,828.9	$220.3	$242.8	$5,164.5	$5,071.7
Distributors and resellers	844.8	830.6	65.1	75.0	909.9	905.6
	$5,789.0	$5,659.5	$285.4	$317.8	$6,074.4	$5,977.3

Geography:
United States	$1,736.3	$1,519.5	$143.3	$155.8	$1,879.6	$1,675.3
China	1,656.1	1,760.0	4.1	3.3	1,660.2	1,763.3
Other foreign locations	2,396.6	2,380.0	138.0	158.7	2,534.6	2,538.7
	$5,789.0	$5,659.5	$285.4	$317.8	$6,074.4	$5,977.3

Net sales by geographic area are based on the customer location to which the product is shipped.

Note 4—Inventories

Inventories consist of:

	September 30,	December 31,
	2019	2018
Raw materials and supplies	$508.6	$463.6
Work in process	388.7	371.1
Finished goods	376.2	399.1
	$1,273.5	$1,233.8

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

The segment results for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Interconnect Products		Cable Products		Total Reportable
	and Assemblies		and Solutions		Business Segments
Three Months Ended September 30:	2019	2018	2019	2018	2019	2018
Net sales:
External	$2,000.8	$2,019.3	$99.8	$109.7	$2,100.6	$2,129.0
Intersegment	11.9	3.8	11.7	8.1	23.6	11.9
Segment operating income	433.9	458.1	10.2	14.4	444.1	472.5

Nine Months Ended September 30:
Net sales:
External	$5,789.0	$5,659.5	$285.4	$317.8	$6,074.4	$5,977.3
Intersegment	22.9	9.6	40.8	25.1	63.7	34.7
Segment operating income	1,272.4	1,268.9	29.3	40.4	1,301.7	1,309.3

A reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2019 and 2018 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment operating income	$444.1	$472.5	$1,301.7	$1,309.3
Interest expense	(29.7)	(24.8)	(89.5)	(75.3)
Loss on early extinguishment of debt	(14.3)	—	(14.3)	—
Other income, net	4.5	0.2	7.6	2.5
Stock-based compensation expense	(16.6)	(14.4)	(46.4)	(40.4)
Acquisition-related expenses	—	—	(25.4)	—
Other operating expenses	(13.9)	(13.9)	(40.5)	(39.6)
Income before income taxes	$374.1	$419.6	$1,093.2	$1,156.5

Note 6—Shareholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the three months ended September 30, 2019 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of June 30, 2019	298.4	$0.3	(1.2)	$(101.5)	$1,541.8	$3,104.6	$(396.9)	$54.9	$4,203.2
Net income						280.3		2.0	282.3
Other comprehensive income (loss)							(96.8)	(1.9)	(98.7)
Acquisitions resulting in noncontrolling interest								1.2	1.2
Distributions to shareholders of noncontrolling interests								(0.4)	(0.4)
Purchase of treasury stock			(1.7)	(150.0)					(150.0)
Retirement of treasury stock	(1.7)	—	1.7	150.0		(150.0)			—
Stock options exercised	0.5	—	0.1	5.9	27.2	(2.2)			30.9
Dividends declared ($0.25 per common share)						(74.0)			(74.0)
Stock-based compensation expense					16.6				16.6
Balance as of September 30, 2019	297.2	$0.3	(1.1)	$(95.6)	$1,585.6	$3,158.7	$(493.7)	$55.8	$4,211.1

A rollforward of consolidated changes in equity for the nine months ended September 30, 2019 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2018	299.2	$0.3	(0.7)	$(55.0)	$1,433.2	$3,028.7	$(390.2)	$47.2	$4,064.2
Net income						836.3		6.9	843.2
Other comprehensive income (loss)							(103.5)	(2.0)	(105.5)
Acquisitions resulting in noncontrolling interest								11.2	11.2
Purchase of noncontrolling interest					(17.5)			(3.9)	(21.4)
Distributions to shareholders of noncontrolling interests								(3.6)	(3.6)
Purchase of treasury stock			(6.1)	(558.7)					(558.7)
Retirement of treasury stock	(5.1)	—	5.1	471.1		(471.1)			—
Stock options exercised	3.1	—	0.6	47.0	123.5	(24.4)			146.1
Dividends declared ($0.71 per common share)						(210.8)			(210.8)
Stock-based compensation expense					46.4				46.4
Balance as of September 30, 2019	297.2	$0.3	(1.1)	$(95.6)	$1,585.6	$3,158.7	$(493.7)	$55.8	$4,211.1

A rollforward of consolidated changes in equity for the three months ended September 30, 2018 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of June 30, 2018	299.7	$0.3	—	$—	$1,326.2	$2,723.3	$(288.7)	$51.5	$3,812.6
Net income						316.6		3.0	319.6
Other comprehensive income (loss)							(48.6)	(1.7)	(50.3)
Purchase of noncontrolling interest					(2.3)			(5.4)	(7.7)
Distributions to shareholders of noncontrolling interests								(3.0)	(3.0)
Purchase of treasury stock			(0.4)	(34.8)					(34.8)
Retirement of treasury stock	(0.4)	—	0.4	34.8		(34.8)			—
Stock options exercised	2.0	—			71.8				71.8
Dividends declared ($0.23 per common share)						(69.3)			(69.3)
Stock-based compensation expense					14.4				14.4
Balance as of September 30, 2018	301.3	$0.3	—	$—	$1,410.1	$2,935.8	$(337.3)	$44.4	$4,053.3

A rollforward of consolidated changes in equity for the nine months ended September 30, 2018 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2017	305.7	$0.3	—	$—	$1,249.0	$2,941.5	$(201.0)	$53.6	$4,043.4
Cumulative effect of adoption of revenue recognition standard						3.2			3.2
Net income						866.9		8.8	875.7
Other comprehensive income (loss)							(136.3)	(2.7)	(139.0)
Acquisitions resulting in noncontrolling interest								0.3	0.3
Purchase of noncontrolling interest					(2.3)			(5.4)	(7.7)
Distributions to shareholders of noncontrolling interests								(10.2)	(10.2)
Purchase of treasury stock			(7.7)	(680.2)					(680.2)
Retirement of treasury stock	(7.7)	—	7.7	680.2		(680.2)			—
Stock options exercised	3.3	—			123.0				123.0
Dividends declared ($0.65 per common share)						(195.6)			(195.6)
Stock-based compensation expense					40.4				40.4
Balance as of September 30, 2018	301.3	$0.3	—	$—	$1,410.1	$2,935.8	$(337.3)	$44.4	$4,053.3

On April 24, 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three and nine months ended September 30, 2019, the Company repurchased 1.7 million and 6.1 million shares of its Common Stock for $150.0 and $558.7, respectively, under the 2018 Stock Repurchase Program. Of the total repurchases during the first nine months of 2019, 1.0 million shares, or $87.6, have been retained in Treasury stock; the remaining 5.1 million shares, or $471.1, have been retired by the Company. The Company has not repurchased any additional shares of its Common Stock from October 1, 2019 to October 22, 2019, and has remaining authorization to purchase up to $888.1 of its Common Stock under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

On January 24, 2017, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending

January 24, 2019 (the “2017 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2018, the Company repurchased 4.2 million shares of its Common Stock for $382.0 under the 2017 Stock Repurchase Program, bringing total repurchases under this program to 12.6 million shares or $1,000.0, thus completing the 2017 Stock Repurchase Program. These repurchases in the first quarter of 2018, coupled with the Company’s repurchase of 3.5 million shares of its Common Stock for $298.2 under the 2018 Stock Repurchase Program during the six months ended September 30, 2018, resulted in total repurchases of 7.7 million shares for $680.2 during the nine months ended September 30, 2018.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends declared	$74.0	$69.3	$210.8	$195.6
Dividends paid (including those declared in the prior year)	68.3	69.0	205.5	184.4

On July 23, 2019, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.23 to $0.25 per share effective with dividends declared in the third quarter of 2019.

Note 7—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share data)	2019	2018	2019	2018
Net income attributable to Amphenol Corporation shareholders	$280.3	$316.6	$836.3	$866.9
Basic weighted average common shares outstanding	296.6	300.5	297.6	301.7
Effect of dilutive stock options	9.6	11.9	10.2	11.9
Diluted weighted average common shares outstanding	306.2	312.4	307.8	313.6
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.95	$1.05	$2.81	$2.87
Diluted	$0.92	$1.01	$2.72	$2.76

Excluded from the computations above were anti-dilutive common shares of 12.2 million and 6.1 million for the three months ended September 30, 2019 and 2018, respectively. Excluded from the computations above were anti-dilutive common shares of 8.6 million and 2.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Note 9—Stock-Based Compensation

For the three months ended September 30, 2019 and 2018, the Company’s income before income taxes was reduced for stock-based compensation expense of $16.6 and $14.4, respectively. In addition, for the three months ended September 30, 2019 and 2018, the Company recognized aggregate income tax benefits of $3.6 and $8.9, respectively, in the provision for income taxes in the accompanying Condensed Consolidated Statements of Income associated with stock-based compensation, which include the excess tax benefits from option exercises of $1.6 and $7.0, respectively.

For the nine months ended September 30, 2019 and 2018, the Company’s income before income taxes was reduced for stock-based compensation expense of $46.4 and $40.4, respectively. In addition, for the nine months ended September 30, 2019 and 2018, the Company recognized aggregate income tax benefits of $27.1 and $19.7, respectively, in the provision for income taxes in the accompanying Condensed Consolidated Statements of Income associated with stock-based compensation, which include the excess tax benefits from option exercises of $21.3 and $14.1, respectively.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”).  A committee of the Company’s Board of Directors has been authorized to grant stock options pursuant to the 2017 Employee Option Plan. The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2017 Employee Option Plan is 30,000,000 shares. As of September 30, 2019, there were 10,943,910 shares of Common Stock available for the granting of additional stock options under the 2017 Employee Option Plan. The Company also continues to maintain the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

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

Stock option activity for the three and nine months ended September 30, 2019 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2019	35,550,668	$59.77	6.81	$798.6
Options granted	40,000	78.12
Options exercised	(1,269,121)	37.30
Options forfeited	(40,440)	75.17
Options outstanding at March 31, 2019	34,281,107	60.60	6.67	1,160.0
Options granted	6,105,700	89.55
Options exercised	(1,816,225)	38.18
Options forfeited	(55,020)	78.67
Options outstanding at June 30, 2019	38,515,562	66.22	7.08	1,144.7
Options granted	31,000	96.82
Options exercised	(589,497)	50.17
Options forfeited	(70,910)	77.80
Options outstanding at September 30, 2019	37,886,155	$66.47	6.86	$1,137.6
Vested and non-vested options expected to vest at September 30, 2019	35,657,175	$65.79	6.78	$1,095.1
Exercisable options at September 30, 2019	18,810,385	$53.76	5.43	$804.0

A summary of the status of the Company’s non-vested options as of September 30, 2019 and changes during the three and nine months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2019	19,289,500	$9.73
Options granted	40,000	10.48
Options vested	(61,900)	8.27
Options forfeited	(40,440)	9.74
Non-vested options at March 31, 2019	19,227,160	9.74
Options granted	6,105,700	12.27
Options vested	(6,061,740)	9.19
Options forfeited	(55,020)	10.87
Non-vested options at June 30, 2019	19,216,100	10.71
Options granted	31,000	12.85
Options vested	(100,420)	8.78
Options forfeited	(70,910)	10.58
Non-vested options at September 30, 2019	19,075,770	$10.72

During the three and nine months ended September 30, 2019 and 2018, the following activity occurred under the Company’s option plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total intrinsic value of stock options exercised	$27.0	$111.8	$207.4	$181.1
Total fair value of stock options vested	0.9	0.9	57.1	50.9

As of September 30, 2019, the total compensation cost related to non-vested options not yet recognized was approximately $167.0 with a weighted average expected amortization period of 3.54 years.

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

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors. As of September 30, 2019, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 94,846. Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three and nine months ended September 30, 2019 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2019	14,873	$87.89	0.39
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2019	14,873	87.89	0.14
Shares vested and issued	(14,873)	87.89
Restricted shares granted	14,304	89.49
Restricted shares outstanding at June 30, 2019	14,304	89.49	0.89
Restricted shares granted	—	—
Restricted shares outstanding at September 30, 2019	14,304	$89.49	0.64

As of September 30, 2019, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.8 with a weighted average expected amortization period of 0.64 years.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans. Certain foreign subsidiaries have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three and nine months ended September 30, 2019 and 2018:

	Pension Benefits
Three Months Ended September 30:	2019	2018
Service cost	$2.0	$1.8
Interest cost	5.4	4.9
Expected return on plan assets	(9.2)	(9.6)
Amortization of prior service cost	0.4	0.6
Amortization of net actuarial losses	4.6	5.8
Net pension expense	$3.2	$3.5

Nine Months Ended September 30:
Service cost	$5.5	$5.6
Interest cost	16.2	14.7
Expected return on plan assets	(27.8)	(28.9)
Amortization of prior service cost	1.3	1.8
Amortization of net actuarial losses	13.9	17.5
Net pension expense	$9.1	$10.7

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

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. Through 2018, the Company matched the majority of employee contributions to the U.S. defined contribution plans with cash contributions up to a maximum of 5% of eligible compensation. Effective January 1, 2019, the Company increased its matching of employee contributions to the U.S. defined contribution plans to a maximum of 6% of eligible compensation. During the nine months ended September 30, 2019 and 2018, the Company provided matching contributions to the U.S. defined contribution plans of approximately $9.8 and $6.2, respectively.

Note 11—Acquisitions

In January 2019, pursuant to a definitive agreement entered into on November 27, 2018, the Company acquired SSI Controls Technologies (“SSI”), the sensor manufacturing division of SSI Technologies, Inc., for approximately $397, net of cash acquired (subject to customary post-closing adjustments), plus a performance-related contingent payment. SSI, which is headquartered in the United States (Wisconsin), is a leading designer and manufacturer of sensors and sensing solutions for the global automotive and industrial markets. The acquisition of SSI is not material to the Company. The contingent consideration payment is based on certain 2019 revenue and profitability levels of SSI. The Company determined the fair value of this liability using Level 3 unobservable inputs, such as probability weighted payout projections, and is classified as Level 3 in the fair value hierarchy (Note 16). The contingent consideration is payable in 2020 and recorded in Other accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019.

During the first nine months of 2019, the Company completed eight acquisitions (including SSI) for $891.2, net of cash acquired. All but one of the acquisitions are included in the Interconnect Products and Assemblies segment. The Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed. The

Company anticipates that the final assessments of values will not differ materially from the preliminary assessments. These acquisitions were not material to the Company either individually or in the aggregate.

During the nine months ended September 30, 2019, the Company incurred approximately $25.4 ($21.0 after-tax) of acquisition-related expenses, primarily comprised of the amortization of $15.7 related to the value associated with acquired backlog (of which $12.5 related to the SSI acquisition), with the remainder representing external transaction costs. Such acquisition-related expenses are separately presented in the accompanying Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2018	$3,956.7	$146.5	$4,103.2
Acquisition-related	703.5	10.6	714.1
Foreign currency translation	(67.3)	—	(67.3)
Goodwill at September 30, 2019	$4,592.9	$157.1	$4,750.0

The increase in goodwill, net of foreign currency translation, during the first nine months of 2019 is due to the Company’s acquisitions during this period.

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each July 1 or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company has defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”, as the components of these reportable business segments have similar economic characteristics. In 2019, as part of our annual evaluation, the Company utilized the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. As part of this assessment, the Company reviews qualitative factors which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount. During the third quarter of 2019, the Company determined that it was more likely than not that the fair value of its reporting units exceeded their respective carrying amounts and therefore, a quantitative assessment was not required. There has been no goodwill impairment in 2019, 2018 or 2017 in connection with our impairment tests.

Other than goodwill noted above, the Company’s intangible assets as of September 30, 2019 and December 31, 2018 were as follows:

		September 30, 2019			December 31, 2018
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	9	$440.3	$260.6	$179.7	$399.2	$234.7	$164.5
Proprietary technology	11	155.9	70.6	85.3	107.5	60.5	47.0
Backlog and other	2	49.7	49.4	0.3	34.0	33.7	0.3
Total intangible assets (definite-lived)	9	645.9	380.6	265.3	540.7	328.9	211.8

Trade names (indefinite-lived)		186.1		186.1	186.1		186.1
		$832.0	$380.6	$451.4	$726.8	$328.9	$397.9

Intangible assets are included in Intangibles, net and other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The increase in the carrying amounts of intangible assets during the first nine months of 2019 was primarily due to intangible assets acquired as a result of the SSI acquisition, along with the other acquisitions closed during the period. The amortization expense for the three months ended September 30, 2019 and 2018 was approximately $13.6 and $11.6, respectively. The amortization expense for the nine months ended September 30, 2019 and 2018 was approximately $54.0 and $35.4, respectively. Amortization expense during the nine months ended September 30, 2019 includes $15.7 related to the amortization of acquired backlog, primarily associated with the SSI acquisition. As of September 30, 2019, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2019 is approximately $13.1 and for each of the next five fiscal years is approximately $48.4 in 2020, $43.8 in 2021, $36.6 in 2022, $33.9 in 2023 and $28.8 in 2024.

The Company reviews its identifiable intangible assets subject to amortization whenever events or changes in circumstances indicate the carrying amount may not be recoverable, while any indefinite-lived intangible assets that are not subject to amortization are reviewed at least annually for impairment. In the third quarter of 2019, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets. Based on our qualitative assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no impairment in 2019, 2018 or 2017 as a result of such reviews.

Note 13—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	September 30, 2019		December 31, 2018
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	475.8	475.8	554.5	554.5
Euro Commercial Paper Program	277.9	277.9	68.8	68.8
2.55% Senior Notes due January 2019	—	—	750.0	749.4
2.20% Senior Notes due April 2020	399.9	400.0	399.9	395.5
3.125% Senior Notes due September 2021	227.6	231.0	374.9	374.2
4.00% Senior Notes due February 2022	294.8	305.8	499.6	508.8
3.20% Senior Notes due April 2024	349.7	362.3	349.7	334.5
2.000% Euro Senior Notes due October 2028	542.5	611.3	570.5	572.8
4.350% Senior Notes due June 2029	499.6	554.1	—	—
2.800% Senior Notes due February 2030	899.3	876.8	—	—
Notes payable to foreign banks and other debt	6.5	6.5	16.6	16.6
Less unamortized deferred debt issuance costs	(24.5)	—	(13.8)	—
Total debt	3,949.1	4,101.5	3,570.7	3,575.1
Less current portion	403.7	403.8	764.3	763.7
Total long-term debt	$3,545.4	$3,697.7	$2,806.4	$2,811.4

Revolving Credit Facility

On January 15, 2019, the Company amended its $2,000.0 unsecured credit facility (the “2016 Revolving Credit Facility”) with a $2,500.0 unsecured credit facility (“2019 Revolving Credit Facility”). The 2019 Revolving Credit Facility, which matures January 2024, increases the lenders’ aggregate commitments by $500.0 and, consistent with the previous 2016 Revolving Credit Facility, gives the Company the ability to borrow at a spread over LIBOR. The Company may utilize the 2019 Revolving Credit Facility for general corporate purposes. At September 30, 2019 and December 31, 2018, there were no borrowings under the 2019 Revolving Credit Facility. The carrying value of any borrowings under the 2019 Revolving Credit Facility would approximate their fair value due primarily to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 16). The 2019 Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. At September 30, 2019, the Company was in compliance with the financial covenants under the 2019 Revolving Credit Facility.

Commercial Paper Programs

The Company has a commercial paper program pursuant to which the Company issues short-term unsecured commercial paper notes (“U.S. Commercial Paper” or “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maturities of the USCP Notes vary, but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. The average interest rate on the U.S. Commercial Paper as of September 30, 2019 was 2.29%.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also has a euro-commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary, but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the euro-commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. Dollars or other currencies.  As of September 30, 2019, the amount of ECP Notes outstanding was €255.0 (approximately $277.9), with an average interest rate of (0.12)%.

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

U.S. Senior Notes

On January 9, 2019, the Company issued $500.0 principal amount of unsecured 4.350% Senior Notes due June 1, 2029 at 99.904% of face value (the “2029 Senior Notes”). The 2029 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2029 Senior Notes is payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2019.  Prior to March 1, 2029, the Company may, at its option, redeem some or all of the 2029 Senior Notes at any time by paying a redemption price equal to the greater of 100% of the principal amount thereof or a make-whole premium, plus, in each case, accrued and unpaid interest, if any, to, but not including, the date of redemption, and if redeemed on or after March 1, 2029, the Company may, at its option, redeem some or all of the 2029 Senior Notes at any time by paying a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption.  In January 2019, the Company used the net proceeds from the 2029 Senior Notes, along with borrowings under the U.S. Commercial Paper Program, to repay $750.0 of 2.55% Senior Notes due in January 2019.

On September 4, 2019, the Company commenced tender offers (“Tender Offers”) to purchase for cash any and all of the Company’s outstanding (i) $375.0 principal amount of its 3.125% Senior Notes due September 2021 (“2021 Senior Notes”) and (ii) $500.0 principal amount of its 4.00% Senior Notes due February 2022 (“2022 Senior Notes”). On September 11, 2019, as a result of the Tender Offers, the Company accepted for payment $147.3 aggregate principal amount of the 2021 Senior Notes and $205.0 aggregate principal amount of the 2022 Senior Notes for 101.9% and 104.5% of par value, respectively (collectively, the “Tendered Notes”), plus accrued and unpaid interest to, but not including, the settlement date of the Tender Offers. The total consideration for the Tendered Notes was $368.8, which in addition to the Tendered Notes, included $13.4 of premiums and fees paid related to the early extinguishment of debt and $3.1 of accrued interest. For the three and nine months ended September 30, 2019, the Company recorded a loss on early debt extinguishment of $14.3 ($12.5 after-tax, or $0.04 per diluted share) within Loss on early extinguishment of debt on the accompanying Condensed Consolidated Statements of Income. This charge is primarily comprised of the premiums and fees incurred related to the Tendered Notes, along with the non-cash charge associated with the write-off of the remaining unamortized deferred debt issuance costs associated with the Tendered Notes. The remaining principal amounts associated with the 2021 Senior Notes and 2022 Senior Notes, which were not redeemed as a result of the Tender Offers, remain outstanding as of September 30, 2019, as noted in the table above.

On September 10, 2019, the Company issued $900.0 principal amount of unsecured 2.800% Senior Notes due February 15, 2030 at 99.920% of face value (the “2030 Senior Notes”). The 2030 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2030 Senior Notes is payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2020.  Prior to November 15, 2029, the Company may, at its option, redeem some or all of the 2030 Senior Notes at any time by paying a redemption price equal to the greater of 100% of the principal amount thereof or a make-whole premium, plus, in each case, accrued and unpaid interest, if any, to, but not including, the date of redemption, and if redeemed on or after November 15, 2029, the Company may, at its option, redeem some or all of the 2030 Senior Notes at any time by paying a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In September 2019, the Company used the net proceeds from the 2030 Senior Notes to fund the cash consideration payable in the Tender Offers, with the remaining net proceeds being used for general corporate purposes, including to partially reduce outstanding borrowings related to the U.S. Commercial Paper Program.

All of the Company’s outstanding senior notes in the United States (“U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase and, with certain exceptions, a make-whole premium. The fair value of each series of U.S. Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 16). The Company’s 2.20% Senior Notes are due in April 2020 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019. The U.S. Senior Notes contain certain financial and non-financial covenants. At September 30, 2019, the Company was in compliance with the financial covenants under its U.S. Senior Notes.

Euro Senior Notes

On October 8, 2018, the Euro Issuer issued €500.0 (approximately $574.6 at date of issuance) principal amount of unsecured 2.000% Senior Notes due October 8, 2028 at 99.498% of face value (the “2028 Euro Notes” or “2.000% Euro Senior Notes”) and collectively with the U.S. Senior Notes, “Senior Notes”). The 2028 Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are guaranteed on a senior unsecured basis by the Company. Interest on the 2028 Euro Notes is payable annually on October 8 of each year, commencing on October 8, 2019.  The Company may, at its option, redeem some or all of the 2028 Euro Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to July 8, 2028, a make-whole premium.  The fair value of the 2028 Euro Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 16). The Company used a portion of the net proceeds from the 2028 Euro Notes to repay a portion of the outstanding amounts under its Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes.  The 2028 Euro Notes contain certain financial and non-financial covenants. At September 30, 2019, the Company was in compliance with the financial covenants under its 2028 Euro Notes.

Note 14—Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Provision for income taxes	$(91.8)	$(100.0)	$(250.0)	$(280.8)
Effective tax rate	24.5%	23.8%	22.9%	24.3%

For the three months ended September 30, 2019 and 2018, stock option exercise activity had the impact of lowering our Provision for income taxes by approximately $1.6 and $7.0, respectively, and lowering our effective tax rate by approximately 40 basis points and 170 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. For the nine months ended September 30, 2019 and 2018, stock option exercise activity had the impact of lowering our Provision for income taxes by approximately $21.3 and $14.1, respectively, and lowering our effective tax rate by approximately 190 basis points and 120 basis points, respectively. In addition, during the three and nine months ended September 30, 2019, the loss on early extinguishment of debt also had the effect of increasing the effective tax rate by approximately 40 basis points and 10 basis points, respectively.

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States. As part of this change, the Tax Act, among other changes, provides for a transition tax on the accumulated unremitted foreign earnings and profits of the Company’s foreign subsidiaries (“Transition Tax”) and a reduction of the U.S. federal corporate income tax rate from 35% to 21%. The Company finalized its accounting of the Tax Act in the fourth quarter of 2018. The Company paid its second annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2019, and will pay the balance of the Transition Tax over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2014 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2019, the amount of the liability for unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $141.2, which is included in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and the closing of statutes of limitation. Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitation may close relating to existing unrecognized tax benefits of approximately $41.7.

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

Operating Leases

For the three and nine months ended September 30, 2019, total operating lease cost was $24.0 and $72.4, respectively, both periods of which include an immaterial amount of variable lease cost, and is recorded in Cost of sales and Selling, general and administrative expenses, dependent on the nature of the leased asset. Other than variable lease cost, operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes: (i) the future minimum undiscounted lease payments under non-cancelable leases for the remainder of 2019 as well as each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, and (iii) the lease-related account balances on our Condensed Consolidated Balance Sheets, all as of September 30, 2019:

Operating
Year Ending December 31,	Leases
2019 (excluding the nine months ended September 30, 2019)	$16.9
2020	52.5
2021	38.1
2022	26.0
2023	18.9
2024	14.2
Thereafter	37.9
Total future minimum lease payments	$204.5
Less imputed interest	(18.0)
Total present value of future minimum lease payments	$186.5

As of September 30, 2019:
Operating lease right-of-use assets (included in Intangibles, net and other long-term assets)	$185.5

Other accrued expenses	$53.6
Other long-term liabilities	132.9
Total operating lease liabilities	$186.5

The following summarizes additional supplemental data related to our operating leases:

	Operating
Nine Months Ended September 30, 2019:	Leases
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66.7

Right-of-use assets obtained in exchange for lease liabilities	$67.7

As of September 30, 2019:
Weighted Average Remaining Lease Term	5	years
Weighted Average Discount Rate	3.3%

Lease contracts that we have executed but which have not yet commenced as of September 30, 2019 were not material, and are excluded from the tables above. The Company does not generally enter into leases involving the construction or design of the underlying asset, and nearly all of the assets we lease are not specialized in nature. Our lease agreements generally do not include residual value guarantees nor do we enter into sublease arrangements with external parties.

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

Finance Leases

In rare circumstances, the Company may enter into finance leases for specific equipment used in manufacturing, in which the Company takes ownership of the asset upon the end of the lease. The Company records its finance leases within Property, plant and equipment, Current portion of long-term debt and Long-term debt on the accompanying Condensed Consolidated Balance Sheets. The Company’s finance leases and related depreciation and interest expense, cash flows and impact on the Company’s condensed consolidated financial statements were not material individually or in the aggregate as of and for the three and nine months ended September 30, 2019.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are short-term investments, derivative instruments and contingent consideration payments. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets for identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange rate forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The contingent consideration payment related to the SSI acquisition is valued using Level 3 unobservable inputs, such as probability weighted payout projections, within the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at September 30, 2019 and December 31, 2018 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
September 30, 2019:
Short-term investments	$17.4	$17.4	$—	$—
Forward contracts	(2.7)	—	(2.7)	—
Contingent consideration	(75.0)	—	—	(75.0)
Total	$(60.3)	$17.4	$(2.7)	$(75.0)

December 31, 2018:
Short-term investments	$12.4	$12.4	$—	$—
Forward contracts	2.4	—	2.4	—
Total	$14.8	$12.4	$2.4	$—

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange rate forward contracts and the amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2019 and 2018 were not material. The fair values of the forward contracts are recorded within Other current assets, Intangibles, net and other long-term assets, Other accrued expenses or Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended September 30, 2019 and 2018 has been derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included herein for Amphenol Corporation (“Amphenol”, the “Company”, “we”, “our”, or “us”), which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including the non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Results of Operations

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Net sales were $2,100.6 in the third quarter of 2019 compared to $2,129.0 in the third quarter of 2018, which represented a decrease of 1% in U.S. dollars and 6% organically, and flat in constant currencies over the same respective prior year period. Net sales were $6,074.4 in the first nine months of 2019 compared to $5,977.3 in the first nine months of 2018, which represented an increase of 2% in U.S. dollars and 4% in constant currencies, while decreasing 1% organically over the same respective prior year period. Net sales in the Interconnect Products and Assemblies segment (approximately 95% of net sales) in the third quarter of 2019 decreased 1% in U.S. dollars and 6% organically, and were flat in constant currencies compared to the third quarter of 2018. The decline in sales for the third quarter of 2019 relative to the same period of 2018 was driven by moderations in mobile devices, information technology and data communications, broadband communications, and mobile networks markets, offset in part by growth in the military, commercial aerospace, industrial and automotive markets, including contributions from the Company’s acquisition program. Net sales in the Interconnect Products and Assemblies segment (approximately 95% of net sales) in the first nine months of 2019 increased 2% in U.S. dollars and 4% in constant currencies, while decreasing 1% organically, compared to the first nine months of 2018. The sales growth in the first nine months of 2019 relative to the same period of 2018 was driven by growth in the military, commercial aerospace, mobile networks, industrial and automotive markets, including contributions from the Company’s acquisition program, offset in part by moderations in the mobile devices, broadband communications, and information technology and data communications markets. Net sales in the Cable Products and Solutions segment (approximately 5% of net sales) in the third quarter of 2019, which primarily serves the broadband communications market, decreased 9% in U.S. dollars, 8% in constant currencies and 10%

organically, compared to the third quarter of 2018. Net sales in the Cable Products and Solutions segment (approximately 5% of net sales) in the first nine months of 2019 decreased 10% in U.S. dollars, 8% in constant currencies and 9% organically, compared to the first nine months of 2018. The decrease in net sales in the Cable Products and Solutions segment was primarily due to a reduction in demand at broadband service providers.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018:

			Percentage Growth (relative to same prior year period)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
Three Months Ended September 30:	2019	2018	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$2,000.8	$2,019.3	(1)%	(1)%	—%	6%	(6)%
Cable Products and Solutions	99.8	109.7	(9)%	(1)%	(8)%	2%	(10)%
Consolidated	$2,100.6	$2,129.0	(1)%	(1)%	—%	6%	(6)%

Nine Months Ended September 30:
Net sales:
Interconnect Products and Assemblies	$5,789.0	$5,659.5	2%	(2)%	4%	5%	(1)%
Cable Products and Solutions	285.4	317.8	(10)%	(2)%	(8)%	1%	(9)%
Consolidated	$6,074.4	$5,977.3	2%	(2)%	4%	5%	(1)%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 5 of the accompanying financial statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(2)	Foreign currency translation impact, a non-GAAP measure, represents the impact on net sales resulting from foreign currency exchange rate changes in the current year period(s) compared to the same period(s) in the prior year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the respective prior periods from current year reported net sales, taken as a percentage of the respective prior period net sales.
(3)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the "Non-GAAP Financial Measures" section.
(4)	Acquisition impact, a non-GAAP measure, represents the impact on net sales resulting from acquisitions closed since the beginning of the prior calendar year, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis.

Geographically, sales in the United States in the third quarter of 2019 increased approximately 17% in U.S. dollars ($667.9 in 2019 versus $572.0 in 2018) and 5% organically, compared to the third quarter of 2018, and increased approximately 12% in U.S. dollars ($1,879.6 in 2019 versus $1,675.3 in 2018) and 4% organically in the first nine months of 2019, compared to the first nine months of 2018. Foreign sales in the third quarter of 2019 decreased approximately 8% in U.S. dollars ($1,432.7 in 2019 versus $1,557.0 in 2018), 7% in constant currencies and 10% organically, compared to the third quarter of 2018, and decreased approximately 2% in U.S. dollars ($4,194.8 in 2019 versus $4,302.0 in 2018) and 3% organically, while remaining flat in constant currencies in the first nine months of 2019, compared to the first nine months of 2018. The comparatively stronger U.S. dollar for the third quarter and first nine months of 2019 had the effect of decreasing sales by approximately $23.6 and $112.2, respectively, compared to the same respective periods in 2018.

Selling, general and administrative expenses increased to $248.3 or 11.8% of net sales and $722.5 or 11.9% of net sales for the third quarter and first nine months of 2019, respectively, compared to $244.0 or 11.5% of net sales and $710.6 or 11.9% of net sales for the third quarter and first nine months of 2018, respectively. Administrative expenses represented approximately 4.8% and 4.7% of net sales for the third quarter and first nine months of 2019, respectively, and represented approximately 4.6% and 4.8% of net sales for the third quarter and first nine months of 2018, respectively. Research and development expenses represented approximately 2.8% and 2.9% of net sales for the third quarter and first nine months of 2019, respectively, and represented approximately 2.6% and 2.7% of net sales for the third quarter and first nine months of 2018, respectively. Selling and marketing expenses represented approximately 4.2% and 4.4% of net sales for the third quarter and first nine months of 2019, respectively, and represented approximately 4.2% and 4.4% of net sales for the third quarter and first nine months of 2018, respectively.

Operating income was $413.6 or 19.7% of net sales and $1,189.4 or 19.6% of net sales for the third quarter and first nine months of 2019, respectively, compared to $444.2 or 20.9% of net sales and $1,229.3 or 20.6% of net sales for the third quarter and first nine months of 2018, respectively. Operating income for the first nine months of 2019 included $25.4 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) comprised of the amortization of $15.7 related to the value associated with acquired backlog from two acquisitions, as well as external transaction costs of $9.7. For the nine months ended September 30, 2019, these acquisition-related expenses had the effect of decreasing net income by $21.0 or $0.07 per share. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, was $1,214.8 or 20.0% of net sales for the nine months ended September 30, 2019. Operating income for the Interconnect Products and Assemblies segment for the third quarter and first nine months of 2019 was $433.9 or 21.7% of net sales and $1,272.4 or 22.0% of net sales, respectively, compared to $458.1 or 22.7% and $1,268.9 or 22.4% of net sales for the third quarter and first nine months of 2018, respectively. The slight decrease in operating margin for the Interconnect Products and Assemblies segment for the third quarter and first nine months of 2019, compared to the same respective periods in 2018, was primarily driven by normal downside conversion related to the organic decline in sales as well as the impact of recent acquisitions which currently have, on average, a lower operating margin than the average of the Interconnect Products and Assemblies segment for such periods. Operating income for the Cable Products and Solutions segment for the third quarter and first nine months of 2019 was $10.2 or 10.2% of net sales and $29.3 or 10.3% of net sales, respectively, compared to $14.4 or 13.1% of net sales and $40.4 or 12.7% of net sales for the third quarter and first nine months of 2018, respectively. The decrease in operating margin for the Cable Products and Solutions segment for the third quarter and first nine months of 2019, compared to the same respective periods in 2018, was primarily driven by lower volumes and product mix.

Interest expense for the third quarter and first nine months of 2019 was $29.7 and $89.5, respectively, compared to $24.8 and $75.3 for the third quarter and first nine months of 2018, respectively.  The increase in interest expense is primarily due to higher average interest rates on the Company’s U.S. commercial paper borrowings and the 4.350% U.S. Senior Notes issuance in January 2019, along with higher average debt levels. Certain borrowings under the U.S. Commercial Paper Program and net proceeds from the 4.350% U.S. Senior Notes were used to repay the Company’s 2.55% U.S. Senior Notes in January 2019.

Loss on early extinguishment of debt for the third quarter and first nine months of 2019 was $14.3.  The loss on early extinguishment of debt incurred during the third quarter of 2019 was related to refinancing-related costs, specifically premiums and fees incurred associated with the early extinguishment of certain redeemed principal amounts of the 3.125% Senior Notes and 4.00% Senior Notes (collectively, the “Tendered Notes”) as a result of the tender offers in September 2019. Refer to Note 13 of the accompanying Condensed Consolidated Financial Statements and the Liquidity and Capital Resources section within this Item 2 for further information related to the Tendered Notes.

Provision for income taxes for the third quarter and first nine months of 2019 was at an effective tax rate of 24.5% and 22.9%, respectively. Provision for income taxes for the third quarter and first nine months of 2018 was at an effective tax rate of 23.8% and 24.3%, respectively. For the third quarter and first nine months of 2019 and 2018, the excess tax benefits resulting from stock option exercise activity had the impact of lowering the effective tax rate and increasing earnings per share by the amounts noted in the tables below. The effective tax rate for the third quarter of 2019 was further impacted by the tax effect of the refinancing-related costs associated with the early extinguishment of debt, while the effective tax rate for the first nine months of 2019 was further impacted by the tax effects of both the acquisition-related expenses and the refinancing-related costs associated with the early extinguishment of debt, all as noted in the tables below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for the three and nine months ended September 30, 2019 was 24.5%, and for the three and nine months ended September 30, 2018 was 25.5%, as reconciled in the tables below to the comparable effective tax rate based on GAAP results. Refer to Note 14 of the Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $280.3 and $0.92, respectively, for the third quarter of 2019, compared to $316.6 and $1.01, respectively, for the third quarter of 2018. Excluding the effect of the excess tax benefits related to stock-based compensation and the refinancing-related costs associated with the early extinguishment of debt in the third quarter of 2019, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $291.2 and $0.95, respectively, for the third quarter of 2019, compared to $309.6 and $0.99, respectively, for the third quarter of 2018. Net income attributable to Amphenol Corporation and Diluted EPS were $836.3 and $2.72, respectively, for the first nine months of 2019, compared to $866.9 and $2.76, respectively, for the first nine months of 2018. Excluding the effect of the excess tax benefits related to stock-based compensation, the refinancing-related costs associated with the early extinguishment of debt, and acquisition-related expenses, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $848.5 and $2.76, respectively, for the first nine months of 2019, compared to $852.8 and $2.72, respectively, for the first nine months of 2018.

The following tables reconcile Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019					2018
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$413.6	19.7%	$280.3	24.5%	$0.92	$444.2	20.9%	$316.6	23.8%	$1.01
Loss on early extinguishment of debt	-	-	12.5	(0.4)	0.04	-	-	-	-	-
Excess tax benefits related to stock-based compensation	-	-	(1.6)	0.4	(0.01)	-	-	(7.0)	1.7	(0.02)
Adjusted (non-GAAP)	$413.6	19.7%	$291.2	24.5%	$0.95	$444.2	20.9%	$309.6	25.5%	$0.99

	Nine Months Ended September 30,
	2019					2018
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$1,189.4	19.6%	$836.3	22.9%	$2.72	$1,229.3	20.6%	$866.9	24.3%	$2.76
Acquisition-related expenses	25.4	0.4	21.0	(0.2)	0.07	-	-	-	-	-
Loss on early extinguishment of debt	-	-	12.5	(0.1)	0.04	-	-	-	-	-
Excess tax benefits related to stock-based compensation	-	-	(21.3)	1.9	(0.07)	-	-	(14.1)	1.2	(0.04)
Adjusted (non-GAAP)	$1,214.8	20.0%	$848.5	24.5%	$2.76	$1,229.3	20.6%	$852.8	25.5%	$2.72

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measure.

Liquidity and Capital Resources

At September 30, 2019 and December 31, 2018, the Company had cash, cash equivalents and short-term investments of $986.7 and $1,291.7, respectively. The majority of the Company’s cash, cash equivalents and short-term investments on hand as of September 30, 2019 and December 31, 2018 is located outside of the United States.

As a result of the Tax Act, on December 31, 2017, the Company indicated an intention to repatriate most of its pre-2018 accumulated earnings and recorded the foreign and U.S. state and local tax costs related to the repatriation. The associated tax payments are due as the repatriations are made. The Company intends to distribute certain post-2017 foreign earnings and has accrued foreign and U.S. state and local taxes, if applicable, on those earnings as appropriate as of September 30, 2019, and intends to indefinitely reinvest all remaining post-2017 foreign earnings. The Company intends to evaluate future earnings for distribution, and accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Transition Tax on the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries will be paid, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.

The Company’s primary sources of liquidity are internally generated cash flow, our cash, cash equivalents and short-term investments on hand, the Commercial Paper Programs, and the 2019 Revolving Credit Facility.  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets (including the issuances of the 2029 Senior Notes in January 2019 and the 2030 Senior Notes in September 2019, discussed further within this Item 2) provide adequate liquidity to meet its obligations for at least the next twelve months.

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

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$1,078.2	$734.5
Net cash used in investing activities	(1,111.0)	(350.3)
Net cash used in financing activities	(246.4)	(1,068.6)
Effect of exchange rate changes on cash and cash equivalents	(30.8)	(36.4)
Net change in cash and cash equivalents	$(310.0)	$(720.8)

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Cash flow provided by operating activities was $1,078.2 in the first nine months of 2019 compared to $734.5 in the first nine months of 2018.  The increase in cash flow provided by operating activities (“Operating Cash Flow”) for the first nine months of 2019 compared to the first nine months of 2018 is primarily related to a lower usage of cash related to the change in working capital. In addition, Operating Cash Flow for the first nine months of 2018 included the Company’s voluntary cash contribution of approximately $81.0 during that period to fund its U.S. defined benefit pension plans (“U.S. Plans”, and together with its foreign plans, the “Plans”), while no such voluntary cash contributions to the U.S. Plans were made in the first nine months of 2019.

In the first nine months of 2019, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $27.1, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accounts payable of $75.9 and accrued liabilities, including income taxes, of $74.4, partially offset by a decrease in accounts receivable of $129.6. In the first nine months of 2018, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $246.4, excluding the impact of acquisitions and foreign currency translation, primarily due to an increase in inventories of $184.2, accounts receivable of $182.5 and other current assets of $61.3, partially offset by increases in accounts payable of $150.8 and accrued liabilities, including income taxes, of $30.8.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2019 as compared to December 31, 2018. Accounts receivable decreased $102.7 to $1,689.1, primarily due to lower sales as well as the effect of translation from exchange rate changes at September 30, 2019 compared to December 31, 2018 (“Translation”), partially offset by the impact of acquisitions. Days sales outstanding at September 30, 2019 and December 31, 2018 were approximately 72 and 73 days, respectively. Inventories increased $39.7 to $1,273.5, primarily due to the impact of acquisitions, partially offset by lower inventory levels resulting from lower sales activity and Translation. Inventory days at September 30, 2019 and December 31, 2018 were 79 and 74 days, respectively. Property, plant and equipment, net, increased $89.4 to $965.2, primarily due to capital expenditures of $223.0 and the impact of acquisitions, partially offset by depreciation of $178.1 and Translation. Goodwill increased $646.8 to $4,750.0, primarily as a result of goodwill recognized related to acquisitions that closed during the first nine months of 2019, which was partially offset by Translation. Intangibles, net and other long-term assets increased $241.9 to $736.2, primarily due to (i) the adoption of the new lease standard (“Topic 842”) described in Note 15 of the accompanying Condensed Consolidated Financial Statements, which resulted in the recognition of $185.5 of operating lease right-of-use assets as of September 30, 2019 and (ii) the recognition of certain intangible assets related to the SSI acquisition and other 2019 acquisitions, partially offset by (iii) the amortization of $54.0 related to the Company’s intangible assets during the nine months ended September 30, 2019. Accounts payable decreased $59.8 to $830.7, primarily due to less purchasing activity resulting from lower sales activity and Translation, partially offset by the impact of acquisitions. Payable days at September 30, 2019 and December 31, 2018 were approximately 52 and 53 days, respectively. Total accrued expenses, including accrued income taxes, increased $91.7 to $888.2, primarily as a result of the adoption of Topic 842, which resulted in the recognition of $53.6 of current operating lease liabilities as of September 30, 2019, and the impact of acquisitions, partially offset by certain tax payments. Other long-term liabilities, including deferred taxes, increased $95.7 to $628.5, primarily as a result of the adoption of Topic 842, which resulted in the recognition of $132.9 of long-term operating lease liabilities as of September 30, 2019, partially offset by a decrease in deferred income tax liabilities.

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

In addition to cash flow from operating activities, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the nine months ended September 30, 2019 and 2018. The increase in Free Cash Flow is driven by an increase in Operating Cash Flow, as described above.

	Nine Months Ended September 30,
	2019	2018
Operating Cash Flow (GAAP)	$1,078.2	$734.5
Capital expenditures (GAAP)	(223.0)	(208.2)
Free Cash Flow (non-GAAP)	$855.2	$526.3

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash used in investing activities was $1,111.0 in the first nine months of 2019, compared to $350.3 in the first nine months of 2018. In the first nine months of 2019, net cash used in investing activities was driven primarily by the use of $891.2 in cash to fund acquisitions, capital expenditures (net of disposals) of $215.9, and net purchases of short-term investments of $3.9. In the first nine months of 2018, net cash used in investing activities was driven primarily by the use of $158.9 in cash to fund acquisitions, along with capital expenditures (net of disposals) of $204.4, partially offset by net sales and maturities of short-term investments of $13.0.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of common stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash used in financing activities was $246.4 in the first nine months of 2019, compared to $1,068.6 in the first nine months of 2018. For the first nine months of 2019, net cash used in financing activities was driven primarily by the aggregate repayments of certain of the Company’s senior notes and other long-term debt (primarily the 2.55% U.S. Senior Notes due January 2019 and the early extinguishment of the Tendered Notes in September 2019) of $1,111.2, repurchases of the Company’s common stock of $558.7, dividend payments of $205.5, distributions to and purchases of noncontrolling interests of $25.0, payments of costs of $14.9 related to debt financing primarily associated with the 2029 Senior Notes, the 2019 Revolving Credit Facility, and the 2030 Senior Notes (each as defined below), and premiums and fees paid of $13.4 related to the early extinguishment of the Tendered Notes, partially offset by aggregate net cash proceeds from the issuances of the 2029 Senior Notes and the 2030 Senior Notes of $1,398.8, cash proceeds from the exercise of stock options of $146.3, and net borrowings related to the Company’s commercial paper programs of $137.2. For the first nine months of 2018, net cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $680.2, net repayments related to the Company’s commercial paper programs of $300.1, dividend payments of $184.4, distributions to and purchases of noncontrolling interests of $17.9 and repayments of other long-term debt of $8.7, partially offset by cash proceeds from the exercise of stock options of $123.0.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of commercial paper programs, revolving credit facility and senior notes as part of its overall cash management strategy.

On January 15, 2019, the Company amended its $2,000.0 unsecured credit facility (the “2016 Revolving Credit Facility”) with a $2,500.0 unsecured credit facility (“2019 Revolving Credit Facility”). The 2019 Revolving Credit Facility, which matures January 2024, increases the lenders’ aggregate commitments by $500.0 and, consistent with the previous 2016 Revolving Credit Facility, gives the Company the ability to borrow at a spread over LIBOR. The Company may utilize the 2019 Revolving Credit Facility for general corporate purposes. At September 30, 2019, there were no borrowings under the 2019 Revolving Credit Facility.  The 2019 Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At September 30, 2019, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Pursuant to the terms of the U.S. commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The amount of U.S. commercial paper notes outstanding (“USCP Notes”) as of September 30, 2019 was $475.8.

Pursuant to the terms of the euro-commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), the Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) issues short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. Dollars or other currencies. The amount of ECP Notes outstanding as of September 30, 2019 was €255.0 (approximately $277.9).

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

As of September 30, 2019, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$400.0	2.20%	April 2020
227.7	3.125%	September 2021
295.0	4.00%	February 2022
350.0	3.20%	April 2024
500.0	4.35%	June 2029
900.0	2.80%	February 2030
€500.0	2.00%	October 2028 (Euro Notes)

The U.S. Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes, subject to certain terms and conditions.

On September 4, 2019, the Company commenced tender offers (“Tender Offers”) to purchase for cash any and all of the Company’s outstanding (i) $375.0 principal amount of its 3.125% Senior Notes due September 2021 (“2021 Senior Notes”) and (ii) $500.0 principal amount of its 4.00% Senior Notes due February 2022 (“2022 Senior Notes”). On September 11, 2019, as a result of the Tender Offers, the Company accepted for payment $147.3 aggregate principal amount of the 2021 Senior Notes and $205.0 aggregate principal amount of the 2022 Senior Notes for 101.9% and 104.5% of par value, respectively (collectively, the “Tendered Notes”), plus accrued and unpaid interest to, but not including, the settlement date of the Tender Offers. The total consideration for the Tendered Notes was $368.8, which in addition to the Tendered Notes, included $13.4 of premiums and fees paid related to the early extinguishment of debt and $3.1 of accrued interest. The remaining principal amounts associated with the 2021 Senior Notes and 2022 Senior Notes, which were not redeemed as a result of the Tender Offers, remain outstanding as of September 30, 2019.

On September 10, 2019, the Company issued $900.0 principal amount of unsecured 2.800% Senior Notes due February 15, 2030 at 99.920% of face value (the “2030 Senior Notes”). In September 2019, the Company used the net proceeds from the 2030 Senior Notes to fund the cash consideration payable in the Tender Offers, with the remaining net proceeds being used for general corporate purposes, including to partially reduce outstanding borrowings related to the U.S. Commercial Paper Program.

In January 2019, the Company issued $500.0 principal amount of unsecured 4.350% Senior Notes due June 1, 2029 at 99.904% of face value (the “2029 Senior Notes”), the net proceeds of which were used, along with proceeds from borrowings under the U.S. Commercial Paper Program, to repay the $750.0 of the Company’s 2.55% Senior Notes due in January 2019.

On October 8, 2018, the Euro Issuer issued €500.0 (approximately $574.6 at date of issuance) principal amount of unsecured 2.000% Senior Notes due October 8, 2028 at 99.498% of face value (the “2028 Euro Notes”). The 2028 Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are guaranteed on a senior unsecured basis by the Company. Interest on the 2028 Euro Notes is payable annually on October 8 of each year, commencing on October 8, 2019.  The Company may, at its option, redeem some or all of the 2028 Euro Notes at any time by paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase, and if redeemed prior to July 8, 2028, a make-whole premium.  The Company used a portion of the net proceeds from the 2028 Euro Notes to repay a portion of the outstanding amounts under its Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes.

The Company’s Senior Notes contain certain financial and non-financial covenants. Refer to Note 13 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

On April 24, 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended September 30, 2019, the Company repurchased 1.7 million shares of its Common Stock for $150.0, while during the nine months ended September 30, 2019, the Company repurchased 6.1 million shares of its Common Stock for $558.7, all under the 2018 Stock Repurchase Program. Of the total repurchases during the first nine months of 2019, 1.0 million shares, or $87.6, have been retained in Treasury stock; the remaining 5.1 million shares, or $471.1, have been retired by the Company. The Company has not repurchased any additional shares of its Common Stock from October 1, 2019 to October 22, 2019, and has remaining authorization to purchase up to $888.1 of its Common Stock under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

On January 24, 2017, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 (the “2017 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2018, the Company repurchased 4.2 million shares of its Common Stock for $382.0 under the 2017 Stock Repurchase Program, bringing total repurchases under this program to 12.6 million shares or $1,000.0, thus completing the 2017 Stock Repurchase Program. These repurchases in the first quarter of 2018, coupled with the Company’s repurchase of 3.5 million shares of its Common Stock for $298.2 under the 2018 Stock Repurchase Program during the six months ended September 30, 2018, resulted in total repurchases of 7.7 million shares for $680.2 during the nine months ended September 30, 2018.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends declared per share	$0.25	$0.23	$0.71	$0.65

Dividends declared	$74.0	$69.3	$210.8	$195.6
Dividends paid (including those declared in the prior year)	68.3	69.0	205.5	184.4

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2019 and 2018 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

●	Adjusted Diluted EPS is defined as diluted earnings per share (as reported in accordance with U.S. GAAP), excluding income and expenses and their specific tax effects that are not directly related to the Company's operating performance during the periods presented. Adjusted Diluted EPS is calculated as Adjusted Net Income attributable to Amphenol Corporation, as defined below, divided by the weighted average outstanding diluted shares as reported in the Condensed Consolidated Statements of Income.

●	Adjusted Effective Tax Rate is defined as Provision for income taxes, as reported in the Condensed Consolidated Statements of Income, expressed as a percentage of Income before income taxes, as reported in the Condensed Consolidated Statements of Income, each excluding the income and expenses and their specific tax effects that are not directly related to the Company's operating performance during the periods presented.

●	Adjusted Net Income attributable to Amphenol Corporation is defined as Net income attributable to Amphenol Corporation, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses and their specific tax effects that are not directly related to the Company's operating performance during the periods presented.

●	Adjusted Operating Income is defined as Operating income, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses that are not directly related to the Company's operating performance during the periods presented.

●	Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Condensed Consolidated Statements of Income).

●	Constant Currency Net Sales Growth is defined as the period-over-period percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates. Amphenol’s results are subject to volatility related to foreign currency translation fluctuations. As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

●	Free Cash Flow is defined as Net cash provided by operating activities (“Operating Cash Flow” - as reported in accordance with U.S. GAAP) less capital expenditures (as reported in accordance with U.S. GAAP), both of which are derived from the Condensed Consolidated Statements of Cash Flow. Free Cash Flow is an important liquidity measure for the Company, as we believe it is useful for management and investors to assess our ability to generate cash, as well as to assess how much cash can be used to reinvest in the growth of the Company or to return to shareholders through either stock repurchases or dividends.

●	Organic Net Sales Growth is defined as the period-over-period percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of 1) changes in foreign currency exchange rates, which directly impact the Company’s operating results and are outside the control of the Company and 2) acquisitions closed since the beginning of the prior calendar year, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis. Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates. The Company does not have any significant concentration with any one counterparty. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2018 Annual Report. The Company may borrow under its Revolving Credit Facility and Commercial Paper Programs. Any borrowings under the Euro Commercial Paper Program and the 2028 Euro Notes, as discussed in Note 13 of the accompanying Condensed Consolidated Financial Statements, are and may continue to be denominated in foreign currencies, and there can be no assurance that the Company can successfully manage these changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies for which such borrowings are made. In addition, any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, while any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk from exposure to changes in interest rates. As of September 30, 2019, there were no outstanding borrowings under the Revolving Credit Facility, while borrowings under the U.S. Commercial Paper Program and Euro Commercial Paper Program were at an average floating rate of 2.29% and (0.12)%, respectively. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2019, although there can be no assurances that interest rates will not change significantly.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“Topic 842”) and its related subsequent amendments. Although the adoption of Topic 842 did not have a material impact on our Condensed

Consolidated Statements of Income for the three and nine months ended September 30, 2019, or our Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2019, the Company implemented changes to our processes related to our lease commitments and the related control activities, including the implementation of a new lease management system and certain controls over financial reporting necessary for the required disclosures, as well as the implementation of new policies and any necessary changes to existing related policies. Refer to Notes 2 and 15 of the accompanying Condensed Consolidated Financial Statements for further discussion on the adoption of Topic 842. There has been no other change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On April 24, 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2019, the Company repurchased 1.7 million shares of its Common Stock for $150.0 million under the 2018 Stock Repurchase Program. These treasury shares were retired by the Company. The Company has not repurchased any additional shares of its Common Stock from October 1, 2019 to October 22, 2019, and has remaining authorization to purchase up to $888.1 million of its Common Stock under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

The table below reflects the Company’s stock repurchases for the three months ended September 30, 2019:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 1 to July 31, 2019	105,000	$95.17	105,000	$1,028.1
August 1 to August 31, 2019	1,590,800	87.98	1,590,800	888.1
September 1 to September 30, 2019	—	—	—	888.1
Total	1,695,800	$88.43	1,695,800	$888.1

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

4.6	Officer’s Certificate, dated January 9, 2019, establishing the 4.350% Senior Notes due 2029 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 10, 2019).*
4.7	Officer’s Certificate, dated September 10, 2019, establishing the 2.800% Senior Notes due 2030 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 10, 2019).*
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

10.28	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 10-K).*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).**

*     Incorporated herein by reference as stated.

**   Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPHENOL CORPORATION

	By:	/s/ Craig A. Lampo
Craig A. Lampo
Authorized Signatory and Principal Financial Officer

Date: October 25, 2019