Form 10-Q
period 2020-03-31
AMPHENOL CORP /DE/
filed 2020-04-24
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 OR

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

As of April 21, 2020, the total number of shares outstanding of the registrant’s Class A Common Stock was 295,894,369.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$2,372.3	$891.2
Short-term investments	11.3	17.4
Total cash, cash equivalents and short-term investments	2,383.6	908.6
Accounts receivable, less allowance for doubtful accounts of $38.8 and $33.6, respectively	1,540.5	1,736.4
Inventories	1,325.0	1,310.1
Prepaid expenses and other current assets	268.4	256.1
Total current assets	5,517.5	4,211.2

Property, plant and equipment, less accumulated depreciation of $1,517.7 and $1,487.2, respectively	982.4	999.0
Goodwill	4,846.2	4,867.1
Other intangible assets, net	428.2	442.0
Other long-term assets	303.4	296.2
	$12,077.7	$10,815.5

Liabilities & Equity
Current Liabilities:
Accounts payable	$817.2	$866.8
Accrued salaries, wages and employee benefits	160.3	171.8
Accrued income taxes	119.4	127.9
Accrued dividends	74.0	74.4
Other accrued expenses	498.4	488.5
Current portion of long-term debt	500.9	403.3
Total current liabilities	2,170.2	2,132.7

Long-term debt, less current portion	4,591.5	3,203.4
Accrued pension and postretirement benefit obligations	187.9	198.8
Deferred income taxes	271.4	260.4
Other long-term liabilities	411.0	424.0

Equity:
Common stock	0.3	0.3
Additional paid-in capital	1,720.6	1,683.3
Retained earnings	3,248.5	3,348.4
Treasury stock, at cost	(58.5)	(70.8)
Accumulated other comprehensive loss	(525.1)	(430.9)
Total shareholders’ equity attributable to Amphenol Corporation	4,385.8	4,530.3

Noncontrolling interests	59.9	65.9
Total equity	4,445.7	4,596.2
	$12,077.7	$10,815.5

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$1,862.0	$1,958.5
Cost of sales	1,302.2	1,330.7
Gross profit	559.8	627.8
Acquisition-related expenses	—	16.5
Selling, general and administrative expenses	242.9	235.1
Operating income	316.9	376.2

Interest expense	(28.8)	(29.7)
Other income, net	1.1	3.0
Income before income taxes	289.2	349.5
Provision for income taxes	(46.0)	(79.6)
Net income	243.2	269.9
Less: Net income attributable to noncontrolling interests	(1.1)	(2.4)
Net income attributable to Amphenol Corporation	$242.1	$267.5

Net income per common share — Basic	$0.81	$0.90

Weighted average common shares outstanding — Basic	297.4	298.1

Net income per common share — Diluted	$0.79	$0.87

Weighted average common shares outstanding — Diluted	306.5	308.6

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2020	2019

Net income	$243.2	$269.9
Total other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(100.7)	2.7
Unrealized gain (loss) on cash flow hedges	0.2	(0.2)
Pension and postretirement benefit plan adjustment, net of tax of ($1.7) and ($1.2), respectively	5.2	3.8
Total other comprehensive (loss) income, net of tax	(95.3)	6.3

Total comprehensive income	147.9	276.2

Less: Comprehensive income attributable to noncontrolling interests	—	(3.3)

Comprehensive income attributable to Amphenol Corporation	$147.9	$272.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2020	2019
Cash from operating activities:
Net income	$243.2	$269.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72.1	85.6
Stock-based compensation expense	15.4	14.4
Deferred income tax provision (benefit)	13.4	(0.7)
Net change in components of working capital	43.8	(22.7)
Net change in other long-term assets and liabilities	(3.6)	(2.9)

Net cash provided by operating activities	384.3	343.6

Cash from investing activities:
Capital expenditures	(60.8)	(74.5)
Proceeds from disposals of property, plant and equipment	1.2	4.3
Purchases of short-term investments	(12.0)	(23.1)
Sales and maturities of short-term investments	17.7	17.5
Acquisitions, net of cash acquired	(16.5)	(399.3)

Net cash used in investing activities	(70.4)	(475.1)

Cash from financing activities:
Proceeds from issuance of senior notes	399.3	499.5
Repayments of senior notes and other long-term debt	(0.3)	(757.2)
Borrowings under credit facilities	1,567.4	—
Repayments under credit facilities	(215.0)	—
(Repayments) borrowings under commercial paper programs, net	(250.4)	267.4
Payment of costs related to debt financing	(3.9)	(6.9)
Proceeds from exercise of stock options	30.0	47.5
Distributions to and purchases of noncontrolling interests	(8.1)	(3.2)
Purchase of treasury stock	(257.2)	(160.0)
Dividend payments	(74.4)	(68.7)

Net cash provided by (used in) financing activities	1,187.4	(181.6)

Effect of exchange rate changes on cash and cash equivalents	(20.2)	3.5

Net change in cash and cash equivalents	1,481.1	(309.6)
Cash and cash equivalents balance, beginning of period	891.2	1,279.3
Cash and cash equivalents balance, end of period	$2,372.3	$969.7

Cash paid for:
Interest	$22.0	$31.6
Income taxes, net	64.2	104.0

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in millions, except share and per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income, and condensed consolidated statements of cash flow for the three months ended March 31, 2020 and 2019 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our,” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”).

Certain reclassifications of prior period amounts have been made to conform to the current period presentation, which had no impact on our condensed consolidated results of operations, financial position or cash flows. Such reclassifications included combining the Net change in accrued pension and postretirement benefits with the Net change in other long-term assets and liabilities line item, within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flow.

Note 2—New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduced an approach to estimate credit losses on certain types of financial instruments, including trade receivables, based on expected losses, as well as modified the impairment model for available-for-sale debt securities. ASU 2016-13, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, required companies to make a cumulative-effect adjustment to retained earnings as of January 1, 2020. The Company adopted ASU 2016-13 effective January 1, 2020, which resulted in the Company recording a cumulative adjustment to reduce beginning retained earnings by $3.8, arising from the estimated credit losses associated with the Company’s accounts receivable balance as of the date of adoption. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position and its consolidated financial statements. Prior periods presented herein remain in accordance with then effective accounting standards.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which added, amended and removed certain disclosure requirements related to fair value measurements. Among other changes, this standard required certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amended or eliminated disclosures in this standard may be adopted early, while certain additional disclosure requirements in this standard can be adopted on its effective date. In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively. The Company adopted ASU 2018-13 effective January 1, 2020, which did not have a material impact on our consolidated financial statements.

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

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced in July 2017 its intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (“SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financing Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact of the replacement of LIBOR, which ultimately may or may not be the SOFR, from both a risk management and financial reporting perspective, as well as the guidance under ASU 2020-04. Our current portfolio of debt and financial instruments currently tied to LIBOR consists primarily of our Commercial Paper Programs and Revolving Credit Facility, both of which are discussed in more detail in Note 4 herein. We do not currently believe that this transition will have a material impact on our financial condition, results of operations or cash flows.

Note 3—Inventories

Inventories consist of:

	March 31,	December 31,
	2020	2019
Raw materials and supplies	$546.5	$509.6
Work in process	410.9	395.2
Finished goods	367.6	405.3
	$1,325.0	$1,310.1

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	March 31, 2020		December 31, 2019
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$1,255.6	$1,255.6	$—	$—
U.S. Commercial Paper Program	—	—	160.0	160.0
Euro Commercial Paper Program	137.9	137.9	235.5	235.5
2.20% Senior Notes due April 2020	400.0	400.0	400.0	400.0
3.125% Senior Notes due September 2021	227.7	231.2	227.6	231.0
4.00% Senior Notes due February 2022	294.9	300.7	294.8	304.0
3.20% Senior Notes due April 2024	349.8	351.0	349.8	363.7
2.05% Senior Notes due March 2025	399.3	380.7	—	—
2.000% Euro Senior Notes due October 2028	549.2	583.9	558.2	622.8
4.350% Senior Notes due June 2029	499.6	526.0	499.6	562.9
2.800% Senior Notes due February 2030	899.3	836.2	899.3	897.3
Uncommitted line of credit	100.0	100.0	—	—
Notes payable to foreign banks and other debt	5.1	5.1	5.5	5.5
Less unamortized deferred debt issuance costs	(26.0)	—	(23.6)	—
Total debt	5,092.4	5,108.3	3,606.7	3,782.7
Less current portion	500.9	500.9	403.3	403.3
Total long-term debt	$4,591.5	$4,607.4	$3,203.4	$3,379.4

Revolving Credit Facility

On January 15, 2019, the Company amended its $2,000.0 unsecured credit facility with a $2,500.0 unsecured credit facility (“Revolving Credit Facility”). The Revolving Credit Facility, which matures January 2024, gives the Company the ability to borrow, in various currencies, at a spread over LIBOR. The Company may utilize the Revolving Credit Facility for general corporate purposes. At March 31, 2020, there were outstanding borrowings of $1,255.6 under the Revolving Credit Facility, at a weighted average interest rate of 1.82%. The outstanding borrowings at March 31, 2020 included €200.0 ($217.4 at date of issuance) of euro-denominated borrowings, with the remainder of the outstanding borrowings denominated in U.S. dollars. The borrowings under the Revolving Credit Facility at March 31, 2020 were used in part to repay the entire outstanding balance under the U.S. Commercial Paper Program (as defined below) and partially repay balances maturing under the Euro Commercial Paper Program (as defined below) through March 31, 2020. All additional borrowings under the Revolving Credit Facility will be used to repay remaining balances under the Euro Commercial Paper Program as they mature and for general corporate purposes. At December 31, 2019, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of borrowings under the Revolving Credit Facility approximate their fair value due primarily to their market interest rates and are classified as Level 2 in the fair value hierarchy (Note 5). The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. At March 31, 2020, the Company was in compliance with the financial covenants under the Revolving Credit Facility. Outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020.

Commercial Paper Programs

The Company has a commercial paper program pursuant to which the Company issues short-term unsecured commercial paper notes (“U.S. Commercial Paper” or “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maturities of the USCP Notes vary, but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. As of March 31, 2020, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also has a euro-commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary, but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the euro-commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. Dollars or other currencies.  As of March 31, 2020, the amount of ECP Notes outstanding was €125.0 (approximately $137.9), with an average interest rate of (0.16)%.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, the authorization from the Company’s Board of Directors limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper, euro-commercial paper or similar programs at any time to $2,500.0.  In addition, the maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The Commercial Paper is actively traded and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The carrying value of Commercial Paper borrowings approximates their fair value.

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

On September 4, 2019, the Company commenced tender offers (“Tender Offers”) to purchase for cash any and all of the Company’s outstanding (i) $375.0 principal amount of its 3.125% Senior Notes due September 2021 (“2021 Senior Notes”) and (ii) $500.0 principal amount of its 4.00% Senior Notes due February 2022 (“2022 Senior Notes”). On September 11, 2019, as a result of the Tender Offers, the Company accepted for payment $147.3 aggregate principal amount of the 2021 Senior Notes and $205.0 aggregate principal amount of the 2022 Senior Notes for 101.9% and 104.5% of par value, respectively (collectively, the “Tendered Notes”), plus accrued and unpaid interest to, but not including, the settlement date of the Tender Offers. The total consideration for the Tendered Notes was $368.8, which in addition to the Tendered Notes, included $13.4 of premiums and fees paid related to the early extinguishment of debt and $3.1 of accrued interest. For the year ended December 31, 2019, the Company recorded a loss on early debt extinguishment of $14.3 ($12.5 after-tax, or $0.04 per diluted share). This charge was primarily comprised of the premiums and fees incurred related to the Tendered Notes, along with the non-cash charge associated with the write-off of the remaining unamortized deferred debt issuance costs associated with the Tendered Notes. The remaining principal amounts associated with the 2021 Senior Notes and 2022 Senior Notes, which were not redeemed as a result of the Tender Offers, remain outstanding as of March 31, 2020, as noted in the table above.

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

On February 20, 2020, the Company issued $400.0 principal amount of unsecured 2.050% Senior Notes due March 1, 2025 at 99.829% of face value (the “2025 Senior Notes”). The 2025 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2025 Senior Notes is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2020.  Prior to February 1, 2025, the Company may, at its option, redeem some or all of the 2025 Senior Notes at any time by paying the redemption price (which may include a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after February 1, 2025, the Company may, at its option, redeem some or all of the 2025 Senior Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.  On April 1, 2020, the Company used the net proceeds from the 2025 Senior Notes to repay the $400.0 2.20% Senior Notes due April 1, 2020 upon maturity.

All of the Company’s outstanding senior notes in the United States (“U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and, with certain exceptions, a make-whole premium. The fair value of each series of U.S. Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Company’s 2.20% Senior Notes were due in April 2020 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020. The U.S. Senior Notes contain certain financial and non-financial covenants. At March 31, 2020, the Company was in compliance with the financial covenants under its U.S. Senior Notes.

Euro Senior Notes

On October 8, 2018, the Euro Issuer issued €500.0 (approximately $574.6 at date of issuance) principal amount of unsecured 2.000% Senior Notes due October 8, 2028 at 99.498% of face value (the “2028 Euro Notes” or “2.000% Euro Senior Notes”, and collectively with the U.S. Senior Notes, “Senior Notes”). The 2028 Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on the 2028 Euro Notes is payable annually on October 8 of each year, commencing on October 8, 2019.  Prior to July 8, 2028, the Company may, at its option, redeem some or all of the 2028 Euro Notes at any time by paying the redemption price (which may include a make-whole premium), plus accrued and unpaid interest, if any, to the date of redemption. If redeemed on or after July 8, 2028, the Company may, at its option, redeem some or all of the 2028 Euro Notes at any time by paying the redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption.  The fair value of the 2028 Euro Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Company used a portion of the net proceeds from the 2028 Euro Notes to repay a portion of the outstanding amounts under its Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes.  The 2028 Euro Notes contain certain financial and non-financial covenants. At March 31, 2020, the Company was in compliance with the financial covenants under its 2028 Euro Notes.

Other Line of Credit Facilities

On March 20, 2020, the Company, through one of its wholly owned foreign subsidiaries, borrowed $100.0 (the maximum borrowing capacity) on an uncommitted line of credit, at a variable LIBOR-based interest rate, initially set at 1.92%. This line of credit, which is guaranteed by the Company and carries an interest rate of LIBOR plus 80 basis points, expires on December 19, 2020 and as such, is recorded in Current portion of long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2020. Borrowings under this line of credit arrangement are used for general corporate purposes. The carrying value of these borrowings approximate their fair value due primarily to their market interest rates and are classified as Level 2 in the fair value hierarchy (Note 5).

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are primarily debt instruments, pension plan assets, short-term investments, derivative instruments and contingent consideration payments. Each of these assets and liabilities is discussed below, with the exception of debt instruments and pension plan assets, which are covered in Note 4 and Note 10, respectively, herein, in addition to the notes to the consolidated financial statements within the Company’s most recent 2019 Annual Report. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets for identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The contingent consideration payment (related to the acquisition of SSI Controls Technologies in January 2019) was valued using Level 3 unobservable inputs, such as probability weighted payout projections, within the fair value hierarchy. The calculation of the contingent consideration was finalized in the first quarter of 2020 based on actual financial data used for inputs, and is payable in the second quarter of 2020. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at March 31, 2020 and December 31, 2019 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
March 31, 2020:
Short-term investments	$11.3	$11.3	$—	$—
Forward contracts	(2.4)	—	(2.4)	—
Contingent consideration	(75.0)	—	—	(75.0)
Total	$(66.1)	$11.3	$(2.4)	$(75.0)

December 31, 2019:
Short-term investments	$17.4	$17.4	$—	$—
Forward contracts	(1.3)	—	(1.3)	—
Contingent consideration	(75.0)	—	—	(75.0)
Total	$(58.9)	$17.4	$(1.3)	$(75.0)

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts and the amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2020 and 2019 were not material. The fair values of the forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 6—Income Taxes

	Three Months Ended March 31,
	2020	2019
Provision for income taxes	$(46.0)	$(79.6)
Effective tax rate	15.9%	22.8%

For the three months ended March 31, 2020, the effective tax rate includes a discrete tax benefit related to the settlements of refund claims in certain non-U.S. jurisdictions and the resulting adjustments to deferred taxes, which had the impact of lowering our Provision for income taxes and effective tax rate by $19.9 and 690 basis points, respectively. For the three months ended March 31, 2020 and 2019, stock option exercise activity had the impact of lowering our Provision for income taxes by $5.0 and $6.8, respectively, and lowering our effective tax rate by 170 basis points and 190 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income.

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States. As part of this change, the Tax Act, among other changes, provides for a transition tax on the accumulated unremitted foreign earnings and profits of the Company’s foreign subsidiaries (“Transition Tax”) and a reduction of the U.S. federal corporate income tax rate from 35% to 21%. The Company finalized its accounting of the Tax Act in the fourth quarter of 2018. The Company will pay the third annual installment of the Transition Tax, net of applicable tax credits and deductions, in the third quarter of 2020, and will pay the balance of the Transition Tax over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2016 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2020, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $158.6. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $14.4.

Note 7—Shareholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the three months ended March 31, 2020 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2019	298.7	$0.3	(0.8)	$(70.8)	$1,683.3	$3,348.4	$(430.9)	$65.9	$4,596.2
Cumulative effect of adoption of credit loss standard (ASU 2016-13)						(3.8)			(3.8)
Net income						242.1		1.1	243.2
Other comprehensive income (loss)							(94.2)	(1.1)	(95.3)
Purchase of noncontrolling interest					(2.1)			(5.2)	(7.3)
Distributions to shareholders of noncontrolling interests								(0.8)	(0.8)
Purchase of treasury stock			(2.7)	(257.2)					(257.2)
Retirement of treasury stock	(2.7)	—	2.7	257.2		(257.2)			—
Stock options exercised	0.6	—	0.1	12.3	24.0	(7.0)			29.3
Dividends declared ($0.25 per common share)						(74.0)			(74.0)
Stock-based compensation expense					15.4				15.4
Balance as of March 31, 2020	296.6	$0.3	(0.7)	$(58.5)	$1,720.6	$3,248.5	$(525.1)	$59.9	$4,445.7

A rollforward of consolidated changes in equity for the three months ended March 31, 2019 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2018	299.2	$0.3	(0.7)	$(55.0)	$1,433.2	$3,028.7	$(390.2)	$47.2	$4,064.2
Net income						267.5		2.4	269.9
Other comprehensive income (loss)							5.4	0.9	6.3
Distributions to shareholders of noncontrolling interests								(3.2)	(3.2)
Purchase of treasury stock			(1.8)	(160.0)					(160.0)
Retirement of treasury stock	(0.8)	—	0.8	72.4		(72.4)			—
Stock options exercised	1.0	—	0.3	22.9	37.6	(13.2)			47.3
Dividends declared ($0.23 per common share)						(68.5)			(68.5)
Stock-based compensation expense					14.4				14.4
Balance as of March 31, 2019	299.4	$0.3	(1.4)	$(119.7)	$1,485.2	$3,142.1	$(384.8)	$47.3	$4,170.4

On April 24, 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2020 and 2019, the Company repurchased 2.7 million and 1.8 million shares of its Common Stock for $257.2 and $160.0, respectively, under the 2018 Stock Repurchase Program. All of the repurchases during the first three months of 2020 have been retired by the Company. Of the total repurchases during the first three months of 2019, 1.0 million shares, or $87.6, were retained in Treasury stock at time of repurchase; the remaining 0.8 million shares, or $72.4, were retired by the Company. The Company has not repurchased any additional shares of its Common Stock from April 1, 2020 to April 21, 2020, and has remaining authorization to purchase up to $587.9 of its Common Stock under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Dividends declared	$74.0	$68.5
Dividends paid (including those declared in the prior year)	74.4	68.7

On July 23, 2019, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.23 to $0.25 per share effective with dividends declared in the third quarter of 2019.

Note 8—Stock-Based Compensation

For the three months ended March 31, 2020 and 2019, the Company’s income before income taxes was reduced for stock-based compensation expense of $15.4 and $14.4, respectively. In addition, for the three months ended March 31, 2020 and 2019, the Company recognized aggregate income tax benefits of $6.8 and $8.6, respectively, in the provision for income taxes in the accompanying Condensed Consolidated Statements of Income associated with stock-based compensation. These aggregate income tax benefits during the three months ended March 31, 2020 and 2019 include excess tax benefits of $5.0 and $6.8, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”).  A committee of the Company’s Board of Directors has been authorized to grant stock options pursuant to the 2017 Employee Option Plan. The number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2017 Employee Option Plan is 30,000,000 shares. As of March 31, 2020, there were 11,052,360 shares of Common Stock available for the granting of additional stock options under the 2017 Employee Option Plan. The Company also continues to maintain the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

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

Stock option activity for the three months ended March 31, 2020 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2020	35,675,206	$67.70	6.75	$1,445.9
Options granted	—	—
Options exercised	(715,546)	42.46
Options forfeited	(90,070)	80.19
Options outstanding at March 31, 2020	34,869,590	$68.19	6.56	$356.0
Vested and non-vested options expected to vest at March 31, 2020	32,960,912	$67.56	6.49	$350.4
Exercisable options at March 31, 2020	16,010,750	$55.35	5.12	$297.5

A summary of the status of the Company’s non-vested options as of March 31, 2020 and changes during the three months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2020	19,016,830	$10.72
Options granted	—	—
Options vested	(67,920)	8.62
Options forfeited	(90,070)	10.89
Non-vested options at March 31, 2020	18,858,840	$10.73

During the three months ended March 31, 2020 and 2019, the following activity occurred under the Company’s option plans:

	Three Months Ended
	March 31,
	2020	2019
Total intrinsic value of stock options exercised	$45.2	$70.0
Total fair value of stock options vested	0.6	0.5

As of March 31, 2020, the total compensation cost related to non-vested options not yet recognized was approximately $137.6 with a weighted average expected amortization period of 3.19 years.

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

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors. As of March 31, 2020, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 94,846. Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three months ended March 31, 2020 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2020	12,516	$89.49	0.39
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2020	12,516	$89.49	0.13

As of March 31, 2020, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.2 (with a weighted average expected amortization period of 0.13 years).

Note 9—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(dollars and shares in millions, except per share data)	2020	2019
Net income attributable to Amphenol Corporation shareholders	$242.1	$267.5
Basic weighted average common shares outstanding	297.4	298.1
Effect of dilutive stock options	9.1	10.5
Diluted weighted average common shares outstanding	306.5	308.6
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.81	$0.90
Diluted	$0.79	$0.87

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 3.1 million and 6.3 million for the three months ended March 31, 2020 and 2019, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans. Certain foreign subsidiaries have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three months ended March 31, 2020 and 2019:

	Pension Benefits
Three Months Ended March 31:	2020	2019
Service cost	$2.0	$1.8
Interest cost	4.2	5.4
Expected return on plan assets	(9.3)	(9.2)
Amortization of prior service cost	0.5	0.4
Amortization of net actuarial losses	6.2	4.6
Net pension expense	$3.6	$3.0

There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future.

The primary investment objective of the Plans is to build and ensure an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. To meet this objective, the Plans seek to earn a rate of return on assets greater than the liability discount rate, with a prudent level of risk and diversification. The current investment policy includes a strategy intended to maintain an adequate level of diversification, subject to normal portfolio risks. As a result of the general market downturn in the first quarter of 2020 resulting from the COVID-19 pandemic, as of March 31, 2020, the fair value of the Plans’ assets has declined. While the Company continues to monitor the performance of its pension plan assets, the declines as of March 31, 2020 have not materially impacted the Company’s financial position or liquidity. To the extent that there is further material deterioration in plan assets, the Company’s pension plans may require additional contributions and/or may negatively impact future pension expense.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. During the three months ended March 31, 2020 and 2019, the Company provided matching contributions to the U.S. defined contribution plans of approximately $3.4 and $4.0, respectively.

Note 11—Acquisitions

During the first three months of 2020, the Company completed one acquisition, which is included in the Interconnect Products and Assemblies segment, for approximately $16.5, net of cash acquired. The Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed. The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments. Pro forma financial information related to this acquisition has not been presented, since the acquisition was not material to the Company’s financial results.

During 2019, the Company completed nine acquisitions for $937.4, net of cash acquired. All but one of the acquisitions were included in the Interconnect Products and Assemblies segment. For those 2019 acquisitions whose acquisition accounting has not yet been completed, the Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed. The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments. Pro forma financial information related to these acquisitions has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results. While the acquisition was not material to the Company, our January 2019 acquisition of SSI Controls Technologies (“SSI”), the sensor manufacturing division of SSI Technologies, Inc., for approximately $397, net of cash acquired, included a performance-related contingent payment. The contingent consideration payment is based on certain 2019 revenue and profitability levels of SSI. The Company determined the fair value of this liability using Level 3 unobservable inputs, such as probability weighted payout projections, and is classified as Level 3 in the fair value hierarchy (Note 5). The calculation of the contingent consideration was finalized in the first quarter of 2020 as $75.0, based on actual financial data used for inputs. The consideration is payable in the second quarter of 2020 and is recorded in Other accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2019, the Company incurred approximately $16.5 ($13.2 after-tax) of acquisition-related expenses, primarily comprised of the amortization of $12.5 related to the value associated with acquired backlog (related to the SSI acquisition), with the remainder representing external transaction costs. Such acquisition-related expenses are separately presented in the accompanying Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2019	$4,710.0	$157.1	$4,867.1
Acquisition-related	21.7	—	21.7
Foreign currency translation	(42.6)	—	(42.6)
Goodwill at March 31, 2020	$4,689.1	$157.1	$4,846.2

Other than goodwill noted above, the Company’s intangible assets as of March 31, 2020 and December 31, 2019 were as follows:

		March 31, 2020			December 31, 2019
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	9	$443.7	$280.0	$163.7	$446.2	$272.2	$174.0
Proprietary technology	11	155.9	77.8	78.1	156.0	74.4	81.6
Backlog and other	2	49.7	49.4	0.3	49.7	49.4	0.3
Total intangible assets (definite-lived)	9	649.3	407.2	242.1	651.9	396.0	255.9

Trade names (indefinite-lived)		186.1		186.1	186.1		186.1
		$835.4	$407.2	$428.2	$838.0	$396.0	$442.0

The amortization expense for the three months ended March 31, 2020 and 2019 was approximately $12.9 and $24.8, respectively. Amortization expense during the three months ended March 31, 2019 included $12.5 related to the amortization of acquired backlog, resulting from the SSI acquisition in the first quarter of 2019. As of March 31, 2020, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2020 is approximately $36.5 and for each of the next five fiscal years is approximately $44.5 in 2021, $37.3 in 2022, $34.5 in 2023, $29.0 in 2024 and $20.2 in 2025.

Note 13—Reportable Business Segments

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Company organizes its reportable business segments based upon similar economic characteristics and business groupings of products, services and customers. These reportable business segments are determined based upon how the Company reviews its businesses, assesses operating performance and makes investing and resource allocation decisions. The Interconnect Products and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets. The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-add products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets. The accounting policies of the segments are the same as those for the Company as a whole and are described herein and in Note 1 of the notes to the consolidated financial statements in the Company’s 2019 Annual Report. The Company evaluates the performance of business units and allocates resources to them based on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

The segment results for the three months ended March 31, 2020 and 2019 are as follows:

	Interconnect Products		Cable Products
	and Assemblies		and Solutions		Corporate / Other (1)		Total Consolidated
Three Months Ended March 31:	2020	2019	2020	2019	2020	2019	2020	2019
Net sales:
External	$1,779.0	$1,862.7	$83.0	$95.8	$—	$—	$1,862.0	$1,958.5
Intersegment	8.4	2.9	8.9	15.7	—	—	17.3	18.6
Segment operating income	339.8	410.0	6.3	10.5			346.1	420.5
(1)	Corporate / Other is not a reportable business segment; the reconciliation of segment operating income to consolidated results is included in the table below.

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2020 and 2019 is summarized as follows:

	Three Months Ended March 31,
	2020	2019
Segment operating income	$346.1	$420.5
Stock-based compensation expense	(15.4)	(14.4)
Acquisition-related expenses	—	(16.5)
Other operating expenses	(13.8)	(13.4)
Interest expense	(28.8)	(29.7)
Other income, net	1.1	3.0
Income before income taxes	$289.2	$349.5

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three months ended March 31, 2020 and 2019, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities recorded in the Company’s Condensed Consolidated Balance Sheets were not significant as of March 31, 2020 and December 31, 2019. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of March 31, 2020 and December 31, 2019.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are part of contracts that have original durations of one year or less. Since our performance obligations are generally fulfilled within one year, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of March 31, 2020.

While the Company typically offers standard product warranty coverage which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of March 31, 2020 and December 31, 2019, and related warranty expense for the three months ended March 31, 2020 and 2019, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three months ended March 31, 2020 and 2019:

	Interconnect Products		Cable Products		Total Reportable
	and Assemblies		and Solutions		Business Segments
Three Months Ended March 31,	2020	2019	2020	2019	2020	2019
Net sales by:
Sales channel:
End customers and contract manufacturers	$1,488.6	$1,592.8	$66.1	$72.9	$1,554.7	$1,665.7
Distributors and resellers	290.4	269.9	16.9	22.9	307.3	292.8
	$1,779.0	$1,862.7	$83.0	$95.8	$1,862.0	$1,958.5

Geography:
United States	$571.4	$534.0	$44.0	$44.9	$615.4	$578.9
China	416.9	522.4	0.8	0.8	417.7	523.2
Other foreign locations	790.7	806.3	38.2	50.1	828.9	856.4
	$1,779.0	$1,862.7	$83.0	$95.8	$1,862.0	$1,958.5

Net sales by geographic area are based on the customer location to which the product is shipped.

Note 15—Commitments and Contingencies

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2020 and 2019 has been derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”), which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including the non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

Safe Harbor Statement

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events and are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance and financial condition, among other matters, may contain words and terms such as: “anticipate,” “could,” “continue,” “expect,” “estimate,” “forecast,” “ongoing,” “project,” “seek,” “predict,” “target,” “will,” “intend,” “plan,” “optimistic,” “potential,” “guidance,” “may,” “should,” or “would” and other words and terms of similar meaning.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity or other financial matters, together with any statements related in any way to the COVID-19 pandemic including its impact on the Company. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, which include, but are not limited to, the following: future risks and existing uncertainties associated with the COVID-19 pandemic, which continues to have a significant adverse impact on our operations including, depending on the specific location, full or partial shutdowns of our facilities as mandated by government decree, government actions limiting our ability to adjust certain costs, significant travel restrictions, “work-from-home” orders, limited availability of our workforce, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers; uncertainties associated with a protracted economic slowdown that could negatively affect the financial condition of our customers; uncertainties and volatility in the global capital markets; political, economic, military and other risks in countries outside of the United States; the impact of general economic conditions, geopolitical conditions and U.S. trade policies, legislation, trade disputes, treaties and tariffs, including those affecting China, on the Company’s business operations; risks associated with the improper conduct by any of our employees, customers, suppliers, distributors or any other business partners which could impair our business reputation and financial results and could result in our non-compliance with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions; changes in exchange rates of the various currencies in which the Company conducts business; the Company’s ability to obtain a consistent supply of materials, at stable pricing levels; the Company’s dependence on sales to the communications industry, which markets are dominated by large manufacturers and operators who regularly exert significant pressure on suppliers, including the Company; changes in defense expenditures in the military market, including the impact of reductions or changes in the defense budgets of U.S. and foreign governments; the Company’s ability to compete successfully on the basis of technology innovation, product quality and performance, price, customer service and delivery time; the Company’s ability to continue to conceive, design, manufacture and market new products and upon continuing market acceptance of its existing and future product lines; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill and other intangible assets; events beyond the Company’s control that could lead to an inability to meet its financial covenants which could result in a default under the Company’s revolving credit facility; the Company’s ability to access the capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in interest rates; government contracting risks that the Company may be subject to, including laws and regulations governing performance of U.S. government contracts and related risks associated with conducting business with the U.S. government or its suppliers (both directly and indirectly); governmental export and import controls that certain of our products may be subject to, including export licensing, customs regulations, economic sanctions or other laws; cybersecurity threats or incidents that could arise on our information technology systems which could disrupt business operations and adversely impact our reputation and operating results and potentially lead to litigation and/or governmental investigations; changes in fiscal and tax policies, audits and examinations by taxing authorities, laws, regulations and guidance in the United States and foreign jurisdictions, including related interpretations of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”); any difficulties in protecting the Company’s intellectual property rights; and litigation, customer claims, product recalls, governmental investigations, criminal liability or environmental matters including changes to laws and regulations to which the Company may be subject. In addition, the extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. Such forward-looking statements may also be impacted by, among other things, additional guidance under the Tax Act. While the Company completed its accounting of the Tax Act in the fourth quarter of 2018 based on the regulatory guidance issued at that time, the Department of Treasury’s interpretive guidance initiatives are ongoing. Any future guidance on the Tax Act could impact our forward-looking statements.

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Reports on Form 10-Q and the Company’s other reports filed with the Securities and Exchange Commission. These or other uncertainties may cause the Company’s actual future results to be materially different from those expressed in any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements except as required by law.

Impact of Coronavirus (“COVID-19”) on our Operations, Financial Condition, Liquidity and Results of Operations

The COVID-19 pandemic has caused widespread disruptions to our Company in the first quarter of 2020.  During the first quarter, these disruptions were primarily limited to our operations in China, which were closed for three weeks during January and February due to government mandates.  As the virus spread to the rest of the world in March, most of our other operations outside of China were then also impacted.  As of March 31, 2020, we were still experiencing significant disruptions, and at a minimum, we expect those disruptions to continue throughout the second quarter of 2020.  These disruptions include, depending on the specific location, full or partial shutdowns of our facilities as mandated by government decree, government actions limiting our ability to adjust certain costs, significant travel restrictions, “work-from-home” orders, limited availability of our workforce, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers.  As noted below within this Item 2, the COVID-19 outbreak did have a negative impact on our first quarter 2020 results and we expect it to have an impact on our second quarter 2020 results. The extent of the impact on our second quarter 2020 results and beyond will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.  Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations.  In addition, the COVID-19 pandemic could impact the health of our management team and other employees. The Company continues taking actions to help mitigate, as best we can, the impact of the COVID-19 pandemic on the health and well-being of our employees, the communities in which we operate and our partners, as well as the impact on our operations and business as a whole.  However, there can be no assurance that the COVID-19 pandemic will not have a material and adverse impact on our operations, financial condition, liquidity and results of operations.

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Net sales were $1,862.0 in the first quarter of 2020 compared to $1,958.5 in the first quarter of 2019, which represented a decrease of 5% in U.S. dollars, 4% in constant currencies and 9% organically, over the same respective prior year period. Net sales in the Interconnect Products and Assemblies segment (approximately 96% of net sales) in the first quarter of 2020 decreased 5% in U.S. dollars, 4% in constant currencies and 9% organically, compared to the first quarter of 2019. The decrease in net sales during the first quarter of 2020 was driven primarily by the sudden and severe slowdown in many of our markets resulting from the global outbreak of the COVID-19 pandemic, resulting from our limited ability to produce in China during a three-week period in January and February, along with production limitations imposed in other parts of the world during the month of March. Specifically, the decline in net sales in the Interconnect Products and Assemblies segment was driven by moderations in the mobile devices, mobile networks and information technology and data communications markets as well as the automotive and industrial markets, all of which were negatively impacted by the COVID-19 pandemic, offset in part by strong growth in the military market along with contributions from the Company’s acquisition program. Net sales in the Cable Products and Solutions segment (approximately 4% of net sales) in the first quarter of 2020, which primarily serves the broadband communications market, decreased 13% in U.S. dollars, 11% in constant currencies and 11% organically, compared to the first quarter of 2019. The decrease in net sales in the Cable Products and Solutions segment was driven by the negative impact during the quarter of the global outbreak of the COVID-19 pandemic on our ability to produce and market demand.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

			Percentage Growth (relative to same prior year period)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
Three Months Ended March 31:	2020	2019	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$1,779.0	$1,862.7	(5)%	(1)%	(4)%	5%	(9)%
Cable Products and Solutions	83.0	95.8	(13)%	(2)%	(11)%	—%	(11)%
Consolidated	$1,862.0	$1,958.5	(5)%	(1)%	(4)%	5%	(9)%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the accompanying financial statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(2)	Foreign currency translation impact, a non-GAAP measure, represents the impact on net sales resulting from foreign currency exchange rate changes in the current year period(s) compared to the same period(s) in the prior year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the respective prior periods from current year reported net sales, taken as a percentage of the respective prior period net sales.
(3)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the "Non-GAAP Financial Measures" section.
(4)	Acquisition impact, a non-GAAP measure, represents the impact on net sales resulting from acquisitions closed since the beginning of the prior calendar year, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis.

Geographically, sales in the United States in the first quarter of 2020 increased approximately 6% in U.S. dollars ($615.4 in 2020 versus $578.9 in 2019), while decreasing 3% organically, compared to the first quarter of 2019. Foreign sales in the first quarter of 2020 decreased approximately 10% in U.S. dollars ($1,246.6 in 2020 versus $1,379.6 in 2019), 8% in constant currencies and 11% organically, compared to the first quarter of 2019. The comparatively stronger U.S. dollar for the first quarter of 2020 had the effect of decreasing sales by approximately $18.7 compared to the same respective period in 2019.

Selling, general and administrative expenses increased to $242.9, or 13.0% of net sales, for the first quarter of 2020, compared to $235.1, or 12.0% of net sales, for the first quarter of 2019. The increase in selling, general and administrative expenses as a percentage of net sales is primarily driven by lower sales during the first quarter of 2020 compared to the first quarter of 2019 and by government actions imposed in response to the COVID-19 pandemic that limited the Company’s ability to adjust payroll-related costs. Administrative expenses represented approximately 5.2% of net sales for the first quarter of 2020 and represented approximately 4.5% of net sales for the first quarter of 2019. Research and development expenses represented approximately 3.1% of net sales for the first quarter of 2020 and represented approximately 3.0% of net sales for the first quarter of 2019. Selling and marketing expenses represented approximately 4.8% of net sales for the first quarter of 2020 and represented approximately 4.5% of net sales for the first quarter of 2019.

Operating income was $316.9, or 17.0% of net sales, for the first quarter of 2020 compared to $376.2, or 19.2% of net sales, for the first quarter of 2019. Operating income for the first quarter of 2019 included $16.5 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) comprised of the amortization of $12.5 related to the value associated with acquired backlog (resulting from the SSI acquisition) during the period, as well as external transaction costs of $4.0. For the three months ended March 31, 2019, these acquisition-related expenses had the effect of decreasing net income by $13.2, or $0.04 per share. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, was $392.7, or 20.1% of net sales, for the three months ended March 31, 2019. Operating income for the Interconnect Products and Assemblies segment for the first quarter of 2020 was $339.8, or 19.1% of net sales, compared to $410.0, or 22.0% of net sales, for the first quarter of 2019. The decrease in operating margin for the Interconnect Products and Assemblies segment for the first quarter of 2020 compared to the same period in 2019 was somewhat larger than our typical reduction in profitability given the corresponding sales decline. This larger than typical decrease was due to the impact of the COVID-19 pandemic, which led to an extended shutdown in China during a three-week period in January and February and significant disruption to production and productivity in other parts of the world during the month of March. As noted above, many government actions imposed in response to the COVID-19 pandemic also limited the Company’s ability to adjust payroll-related costs. The operating margin in the quarter was also negatively impacted, to a lesser extent, by 2019 acquisitions which currently have, on average, a lower operating margin than the average of the Interconnect Products and Assemblies segment for such period. Operating income for the Cable Products and Solutions segment for the first quarter of 2020 was $6.3, or 7.6% of net sales, compared to $10.5, or 10.9% of net sales, for the first quarter of 2019. The decrease in operating margin for the Cable Products and Solutions segment for the first quarter of 2020 compared to the same respective period in 2019 was primarily driven by lower volumes as well as the negative impact of the COVID-19 pandemic on our ability to produce products.

Interest expense for the first quarter of 2020 was $28.8 compared to $29.7 for the first quarter of 2019.  The decrease in interest expense is primarily due to lower average interest rates, primarily related to the Company’s U.S. commercial paper borrowings and the aggregate portfolio of outstanding senior notes, which was partially offset by overall higher average debt levels.

Provision for income taxes for the first quarter of 2020 was at an effective tax rate of 15.9%, compared to 22.8% for the first quarter of 2019. For the first quarter of 2020, the effective tax rate was impacted by a discrete tax benefit related to the settlements of refund claims in certain non-U.S. jurisdictions and the resulting adjustments to deferred taxes, which had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the tables below. For the first quarter of 2020 and 2019, the excess tax benefits resulting from stock option exercise activity had the impact of lowering the effective tax rate and increasing earnings per share by the amounts noted in the tables below, while the effective tax rate for the first quarter of 2019 was further impacted by the tax effect of acquisition-related expenses, as noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for the three months ended March 31, 2020 and 2019 was 24.5% for both periods, as reconciled in the tables below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $242.1 and $0.79, respectively, for the first quarter of 2020, compared to $267.5 and $0.87, respectively, for the first quarter of 2019. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income attributable to

Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $217.2 and $0.71, respectively, for the first quarter of 2020, compared to $273.9 and $0.89, respectively, for the first quarter of 2019.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020					2019
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$316.9	17.0%	$242.1	15.9%	$0.79	$376.2	19.2%	$267.5	22.8%	$0.87
Acquisition-related expenses	-	-	-	-	-	16.5	0.9	13.2	(0.2)	0.04
Excess tax benefits related to stock-based compensation	-	-	(5.0)	1.7	(0.02)	-	-	(6.8)	1.9	(0.02)
Discrete tax item	-	-	(19.9)	6.9	(0.06)	-	-	-	-	-
Adjusted (non-GAAP)	$316.9	17.0%	$217.2	24.5%	$0.71	$392.7	20.1%	$273.9	24.5%	$0.89

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measure.

Liquidity and Capital Resources

The COVID-19 pandemic created significant economic uncertainty and volatility in the credit and capital markets during March 2020. In response, out of an abundance of caution, in late March 2020, the Company borrowed $1,255.6 under its $2,500.0 Revolving Credit Facility. In addition, due to the significant volatility in the commercial paper markets, the Company has reduced its reliance on those markets and, as such, approximately half of the proceeds from the Revolving Credit Facility was used or will be used to repay amounts due under our Commercial Paper Programs as they mature. As a result, at March 31, 2020, the Company had cash, cash equivalents and short-term investments of $2,383.6, of which approximately $1,363.3 was located in the United States. On April 1, 2020, the Company used $400.0 of its cash and cash equivalents to fund the $400.0 repayment of the 2.20% Senior Notes due April 1, 2020 upon maturity.

On April 22, 2020, a subsidiary of the Company borrowed £200.0 ($248.2 at date of issuance) through the Bank of England’s COVID Corporate Financing Facility. The facility will operate for at least twelve months. The Company intends to use all of the proceeds from this borrowing to repay amounts outstanding under its Revolving Credit Facility.

As of December 31, 2019, the Company had cash, cash equivalents and short-term investments of $908.6, with the majority of such funds located outside of the United States.

As a result of the Tax Act, on December 31, 2017, the Company indicated an intention to repatriate most of its pre-2018 accumulated earnings and recorded the foreign and U.S. state and local tax costs related to the repatriation. The associated tax payments are due as the repatriations are made. The Company intends to distribute certain post-2017 foreign earnings and has accrued foreign and U.S. state and local taxes, if applicable, on those earnings as appropriate as of March 31, 2020, and intends to indefinitely reinvest all remaining post-2017 foreign earnings. The Company intends to evaluate future earnings for distribution, and accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Transition Tax on the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries will be paid, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.

The Company’s primary sources of liquidity are internally generated cash flow, our cash, cash equivalents and short-term investments on hand, the Commercial Paper Programs, and the Revolving Credit Facility.  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets (including the recent issuance of the 2025 Senior Notes in February 2020, along with borrowings under the Company’s Revolving Credit Facility, as discussed further within this Item 2), provide adequate liquidity to meet its obligations for at least the next twelve months.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its Common Stock, dividends, debt service, payments associated with the Transition Tax (which is payable in annual installments until 2025), taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), and funding of pension obligations. The Company’s debt service requirements consist primarily of principal and interest on the Company’s Senior Notes, the Revolving Credit Facility and the Commercial Paper Programs (all as defined below). The Company may also use cash to fund all or part of the cost of acquisitions.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$384.3	$343.6
Net cash used in investing activities	(70.4)	(475.1)
Net cash provided by (used in) financing activities	1,187.4	(181.6)
Effect of exchange rate changes on cash and cash equivalents	(20.2)	3.5
Net change in cash and cash equivalents	$1,481.1	$(309.6)

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $384.3 in the first three months of 2020 compared to $343.6 in the first three months of 2019.  The increase in Operating Cash Flow for the first three months of 2020 compared to the first three months of 2019 is primarily due to a decrease in the components of working capital, which was partially offset by the decrease in net income.

In the first three months of 2020, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow decreased $43.8, excluding the impact of acquisitions and foreign currency translation, primarily due to a decrease in accounts receivable of $166.0, partially offset by an increase in inventories of $37.1 and decreases in accrued liabilities, including income taxes, of $35.3 and accounts payable of $33.5. In the first three months of 2019, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $22.7, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accounts payable of $113.4 and accrued liabilities, including income taxes, of $91.3, partially offset by decreases in accounts receivable of $160.8 and inventories of $31.7.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2020 as compared to December 31, 2019. Accounts receivable decreased $195.9 to $1,540.5, primarily due to lower sales in the first quarter of 2020 relative to the fourth quarter of 2019, as well as the effect of translation from exchange rate changes at March 31, 2020 compared to December 31, 2019 (“Translation”). Days sales outstanding at March 31, 2020 and December 31, 2019 were approximately 75 and 73 days, respectively. Inventories increased $14.9 to $1,325.0. Inventory days at March 31, 2020 and December 31, 2019 were 92 and 80 days, respectively. The increase in inventory days was primarily driven by the depressed sales in the first quarter of 2020 due to the required three-week shutdown of the Company’s manufacturing facilities in China, along with the production limitations imposed in other parts of the world during the month of March as a result of the COVID-19 pandemic. Property, plant and equipment, net, decreased $16.6 to $982.4, primarily due to depreciation of $57.8 and Translation, partially offset by capital expenditures of $60.8. Goodwill decreased $20.9 to $4,846.2, primarily as a result of Translation, which was partially offset by goodwill recognized primarily related to one acquisition that closed during the first quarter of 2020. Other intangible assets, net decreased $13.8 to $428.2, primarily due to the amortization related to the Company’s intangible assets during the first quarter of 2020, along with Translation. Accounts payable decreased $49.6 to $817.2, primarily due to less purchasing activity resulting from lower sales activity and Translation. Payable days at March 31, 2020 and December 31, 2019 were approximately 57 and 53 days, respectively. Total accrued expenses, including accrued income taxes, decreased $10.5 to $852.1, primarily as a result of decreases in accrued income taxes, primarily resulting from certain tax payments, and accrued salaries and wages, partially offset by the impact of acquisitions.

There is no current requirement for cash contributions to any of the Company’s defined benefit pension plans in the U.S., and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the pension plans’ assets, the timing and amount of cash contributions in the future, as discussed in more detail in Note 10 of the notes to the condensed consolidated financial statements.

In addition to cash flow from operating activities, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the three months ended March 31, 2020 and 2019. The increase in Free Cash Flow was primarily driven by the increase in Operating Cash Flow, as described above, and to a lesser extent, a decrease in capital expenditures.

	Three Months Ended March 31,
	2020	2019
Operating Cash Flow (GAAP)	$384.3	$343.6
Capital expenditures (GAAP)	(60.8)	(74.5)
Free Cash Flow (non-GAAP)	$323.5	$269.1

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash used in investing activities was $70.4 in the first quarter of 2020, compared to $475.1 in the first quarter of 2019. In the first quarter of 2020, net cash used in investing activities was driven primarily by capital expenditures (net of disposals) of $59.6 and the use of $16.5 to fund acquisitions, partially offset by net sales and maturities of short-term investments of $5.7. In the first quarter of 2019, net cash used in investing activities was driven primarily by the use of $399.3 to fund acquisitions, capital expenditures (net of disposals) of $70.2, and net purchases of short-term investments of $5.6.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of common stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash provided by financing activities was $1,187.4 in the first quarter of 2020, compared to net cash used in financing activities of $181.6 in the first quarter of 2019. For the first quarter of 2020, net cash provided by financing activities was driven primarily by net borrowings under the Company’s credit facilities of $1,352.4, net cash proceeds from the February 2020 issuance of the 2.050% 2025 Senior Notes (as defined below) of $399.3, and cash proceeds from the exercise of stock options of $30.0, partially offset by repurchases of the Company’s common stock of $257.2, net repayments related to the Company’s commercial paper programs of $250.4, dividend payments of $74.4, distributions to and purchases of noncontrolling interests of $8.1, payments of costs of $3.9 related to debt financing primarily associated with the 2025 Senior Notes, and repayments of other long-term debt of $0.3. For the first quarter of 2019, cash used in financing activities was driven primarily by the repayment of the Company’s 2.55% Senior Notes due January 2019 and other debt of $757.2, repurchases of the Company’s common stock of $160.0, dividend payments of $68.7, payments of costs of $6.9 related to debt financing primarily associated with the January 2019 issuance of the 4.350% U.S. senior notes (“2029 Senior Notes”) and the amended Revolving Credit Facility (defined below), and distributions to shareholders of noncontrolling interests of $3.2, partially offset by net cash proceeds from the January 2019 issuance of the 2029 Senior Notes of $499.5, net borrowings related to the Company’s commercial paper programs of $267.4 and cash proceeds from the exercise of stock options of $47.5.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of commercial paper programs, its Revolving Credit Facility and senior notes as part of its overall cash management strategy.

On January 15, 2019, the Company amended its $2,000.0 unsecured credit facility with a $2,500.0 unsecured credit facility (“Revolving Credit Facility”). The Revolving Credit Facility, which matures January 2024, increases the lenders’ aggregate commitments by $500.0 and gives the Company the ability to borrow, in various currencies, at a spread over LIBOR. The Company may utilize the Revolving Credit Facility for general corporate purposes. At March 31, 2020, there were outstanding borrowings of $1,255.6 under the Revolving Credit Facility, at a weighted average interest rate of 1.82%. The outstanding borrowings at March 31, 2020 included €200.0 ($217.4 at date of issuance) of euro-denominated borrowings, with the remainder of the outstanding borrowings denominated in U.S. dollars. The borrowings under the Revolving Credit Facility at March 31, 2020 were used in part to repay the entire outstanding balance under the U.S. Commercial Paper Program (as defined below) and partially repay balances maturing under the Euro Commercial Paper Program (as defined below) through March 31, 2020. All additional borrowings under the Revolving Credit Facility will be used to repay remaining balances under the Euro Commercial Paper Program as they mature and for general corporate purposes. At December 31, 2019, there were no outstanding borrowings under the Revolving Credit Facility.  The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.  At March 31, 2020, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Pursuant to the terms of the U.S. commercial paper program, the Company issues short-term unsecured commercial paper notes in one or more private placements in the United States (the “U.S. Commercial Paper Program”). As of March 31, 2020, there were no outstanding U.S. commercial paper notes outstanding (“USCP Notes”).

Pursuant to the terms of the euro-commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), the Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) issues short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. Dollars or other currencies. The amount of ECP Notes outstanding as of March 31, 2020 was €125.0 (approximately $137.9).

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, the authorization from the Company’s Board of Directors limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper, euro-commercial paper or similar programs at any time to $2,500.0.  In addition, the maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

On March 20, 2020, the Company, through one of its wholly owned foreign subsidiaries, borrowed $100.0 (the maximum borrowing capacity) on an uncommitted line of credit, at a variable LIBOR-based interest rate, initially set at 1.92%. This line of credit, which is guaranteed by the Company and carries an interest rate of LIBOR plus 80 basis points, expires on December 19, 2020 and as such, is recorded in Current portion of long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2020. Borrowings under this line of credit arrangement are used for general corporate purposes.

As of March 31, 2020, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$400.0	2.20%	April 2020
227.7	3.125%	September 2021
295.0	4.00%	February 2022
350.0	3.20%	April 2024
400.0	2.05%	March 2025
500.0	4.35%	June 2029
900.0	2.80%	February 2030
€500.0	2.00%	October 2028 (Euro Notes)

The U.S. Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes, subject to certain terms and conditions.

On February 20, 2020, the Company issued $400.0 principal amount of unsecured 2.050% Senior Notes due March 1, 2025 at 99.829% of face value (the “2025 Senior Notes”). On April 1, 2020, the Company used the net proceeds from the 2025 Senior Notes to repay the $400.0 2.20% Senior Notes due April 1, 2020 upon maturity.

On September 4, 2019, the Company commenced tender offers (“Tender Offers”) to purchase for cash any and all of the Company’s outstanding (i) $375.0 principal amount of its 3.125% Senior Notes due September 2021 (“2021 Senior Notes”) and (ii) $500.0 principal amount of its 4.00% Senior Notes due February 2022 (“2022 Senior Notes”). On September 11, 2019, as a result of the Tender Offers, the Company accepted for payment $147.3 aggregate principal amount of the 2021 Senior Notes and $205.0 aggregate principal amount of the 2022 Senior Notes for 101.9% and 104.5% of par value, respectively (collectively, the “Tendered Notes”), plus accrued and unpaid interest to, but not including, the settlement date of the Tender Offers. The total consideration for the Tendered Notes was $368.8, which in addition to the Tendered Notes, included $13.4 of premiums and fees paid related to the early extinguishment of debt and $3.1 of accrued interest. The remaining principal amounts associated with the 2021 Senior Notes and 2022 Senior Notes, which were not redeemed as a result of the Tender Offers, remain outstanding as of March 31, 2020.

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

The Company’s Senior Notes contain certain financial and non-financial covenants. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

In April 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2020, the Company repurchased 2.7 million shares of its Common Stock for $257.2 under the 2018 Stock Repurchase Program. All of the repurchases during the first three months of 2020 have been retired by the Company. During the three months ended March 31, 2019, the Company repurchased 1.8 million shares of its Common Stock for $160.0 under the 2018 Stock Repurchase Program. Of the total repurchases during the first three months of 2019, 1.0 million shares, or $87.6, were retained in Treasury stock at time of repurchase; the remaining 0.8 million shares, or $72.4, were retired by the Company. The Company has not repurchased any additional shares of its Common Stock from April 1, 2020 to April 21, 2020, and has remaining authorization to purchase up to $587.9 of its Common Stock under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Dividends declared per share	$0.25	$0.23

Dividends declared	$74.0	$68.5
Dividends paid (including those declared in the prior year)	74.4	68.7

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

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures defined below as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Company’s Board of Directors and assessing related employee compensation measures. Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and period-over-period comparative results, in addition to the reasons noted below. Non-GAAP financial measures related to operating income, operating margin, net income attributable to Amphenol Corporation, effective tax rate and diluted EPS exclude income and expenses that are not directly related to the Company’s operating performance during the periods presented. Items excluded in such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, refinancing-related costs, and certain discrete tax items including but not limited to (i) the excess tax benefits related to stock-based compensation and (ii) the impact of significant changes in tax law. Non-GAAP financial measures related to net sales exclude the impact related to foreign currency exchange and acquisitions. The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation, as a substitute for or superior to the related U.S. GAAP financial measures. In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies, as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2020 and 2019 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

●	Adjusted Diluted EPS is defined as diluted earnings per share (as reported in accordance with U.S. GAAP), excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented. Adjusted Diluted EPS is calculated as Adjusted Net Income attributable to Amphenol Corporation, as defined below, divided by the weighted average outstanding diluted shares as reported in the Condensed Consolidated Statements of Income.

●	Adjusted Effective Tax Rate is defined as Provision for income taxes, as reported in the Condensed Consolidated Statements of Income, expressed as a percentage of Income before income taxes, as reported in the Condensed Consolidated Statements of Income, each excluding the income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Net Income attributable to Amphenol Corporation is defined as Net income attributable to Amphenol Corporation, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Operating Income is defined as Operating income, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Condensed Consolidated Statements of Income).

●	Constant Currency Net Sales Growth is defined as the period-over-period percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates. Amphenol’s results are subject to volatility related to foreign currency translation fluctuations. As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

●	Free Cash Flow is defined as Net cash provided by operating activities (“Operating Cash Flow” - as reported in accordance with U.S. GAAP) less capital expenditures (as reported in accordance with U.S. GAAP), both of which are derived from the Condensed Consolidated Statements of Cash Flow. Free Cash Flow is an important liquidity measure for the Company, as we believe it is useful for management and investors to assess our ability to generate cash, as well as to assess how much cash can be used to reinvest in the growth of the Company or to return to shareholders through either stock repurchases or dividends.

●	Organic Net Sales Growth is defined as the period-over-period percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of 1) changes in foreign currency exchange rates, which directly impact the Company’s operating results and are outside the control of the Company and 2) acquisitions closed since the beginning of the prior calendar year, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis. Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

Critical Accounting Policies and Estimates

The Company’s disclosures of its critical accounting policies, which are contained in its 2019 Annual Report, have not materially changed since that report was filed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates. The Company does not have any significant concentration with any one counterparty. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2019 Annual Report. From time to time, the Company may borrow under its Revolving Credit Facility and Commercial Paper Programs. Any borrowings under the Euro Commercial Paper Program, Revolving Credit Facility and 2028 Euro Notes, as discussed in Note 4 of the accompanying Condensed Consolidated Financial Statements, are and may continue to be denominated in foreign currencies, and there can be no assurance that the Company can successfully manage these changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies for which such borrowings are made. In addition, any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, while any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk from exposure to changes in interest rates. As of March 31, 2020, the outstanding borrowings under the Revolving Credit Facility was at an average floating interest rate of 1.82%, while borrowings under the Euro Commercial Paper Program was at an average floating interest rate of (0.16)%. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2020, although there can be no assurances that interest rates will not change significantly.

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

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, other than the updates noted below.

We face significant risks related to health epidemics such as the COVID-19 pandemic, which could have material and adverse impacts on our business, financial condition, liquidity and results of operations.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has caused widespread disruptions to our Company in the first quarter of 2020. During the first quarter, these disruptions were primarily limited to our operations in China, which were closed for three weeks during January and February due to government mandates. As the virus spread to the rest of the world in March, most of our other operations outside of China were then also impacted. As of March 31, 2020, we were still experiencing significant disruptions, and at a minimum we expect those disruptions to continue throughout the second quarter of 2020. These disruptions include, depending on the specific location, full or partial shutdowns of our facilities as mandated by government decree, government actions limiting our ability to adjust certain costs, significant travel restrictions, “work-from-home” orders, limited availability of our workforce, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. As of the date of this Quarterly Report on Form 10-Q, it is impossible to predict the overall impact of the COVID-19 pandemic on our business, financial condition, liquidity and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our financial results during any quarter or year in which we are affected.

In addition to the above risks, the COVID-19 pandemic increases the likelihood and potential severity of other risks previously discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019. These include, but are not limited to, the following:

●	A protracted economic slowdown could negatively affect the financial condition of our customers, which may result in an increase in bankruptcies or insolvencies, a delay in payments, and decreased sales.

●	A scarcity of resources or other hardships caused by the COVID-19 pandemic may result in increased nationalism, protectionism and political tensions which may cause governments and/or other entities to take actions that may have a significant negative impact on the ability of the Company, its suppliers and its customers to conduct business.

●	We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19. This change may exacerbate certain risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.

●	In recent weeks, the continued global spread of COVID-19 has led to disruption and volatility in the global capital markets, which has increased the cost of, and adversely impacted access to, capital (including the commercial paper markets) and increased economic uncertainty.

●	The COVID-19 pandemic has disrupted the supply of raw materials, and we may experience increased difficulties in obtaining a consistent supply of materials at stable pricing levels.

●	If the financial performance of our businesses were to decline significantly as a result of the COVID-19 pandemic, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets.

●	If there is a general market downturn and continued high degree of volatility in the financial markets, we may experience a material re-valuation of, for example, our pension assets and obligations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In April 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2020, the Company repurchased 2.7 million shares of its Common Stock for $257.2 million under the 2018 Stock Repurchase Program. All of the repurchases during the first three months of 2020 have been retired by the Company. The Company has not repurchased any additional shares of its Common Stock from April 1, 2020 to April 21, 2020, and has remaining authorization to purchase up to $587.9 million of its Common Stock under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

The table below reflects the Company’s stock repurchases for the three months ended March 31, 2020:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 to January 31, 2020	162,983	$104.25	162,983	$828.1
February 1 to February 29, 2020	1,052,200	99.88	1,052,200	723.0
March 1 to March 31, 2020	1,477,278	91.49	1,477,278	587.9
Total	2,692,461	$95.54	2,692,461	$587.9

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

4.6	Officer’s Certificate, dated January 9, 2019, establishing the 4.350% Senior Notes due 2029 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 10, 2019).*
4.7	Officer’s Certificate, dated September 10, 2019, establishing the 2.800% Senior Notes due 2030 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 10, 2019).*
4.8	Officer’s Certificate, dated February 20, 2020, establishing the 2.050% Senior Notes due 2025 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on February 20, 2020).*
4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.8 to the December 31, 2019 10-K).*
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

10.13	Sixth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 4, 2019 (filed as Exhibit 10.13 to the December 31, 2019 10-K).†*

10.14

Seventh Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 2, 2019 (filed as Exhibit 10.14 to the December 31, 2019 10-K).†*

10.15	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).†*
10.16	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 10-K).†*
10.17	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).†*
10.18	The 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.44 to the June 30, 2004 10-Q).†*
10.19	The Amended 2004 Stock Option Plan for Directors of Amphenol Corporation (filed as Exhibit 10.29 to the June 30, 2008 10-Q).†*
10.20	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).†*
10.21	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).†*
10.22	2020 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2019 10-K).†*
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

10.26	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2020, dated December 23, 2019 (filed as Exhibit 10.26 to the December 31, 2019 10-K).†*
10.27	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).†*
10.28	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).†*
10.29	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2019 (filed as Exhibit 10.28 to the December 31, 2018 10-K).†*
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

Date: April 24, 2020