Form 10-Q
period 2020-09-30
AMPHENOL CORP /DE/
filed 2020-10-23
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 OR

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

As of October 20, 2020, the total number of shares outstanding of the registrant’s Class A Common Stock was 299,154,751.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$1,420.5	$891.2
Short-term investments	35.7	17.4
Total cash, cash equivalents and short-term investments	1,456.2	908.6
Accounts receivable, less allowance for doubtful accounts of $48.0 and $33.6, respectively	1,880.3	1,736.4
Inventories	1,391.0	1,310.1
Prepaid expenses and other current assets	309.5	256.1
Total current assets	5,037.0	4,211.2

Property, plant and equipment, less accumulated depreciation of $1,668.0 and $1,487.2, respectively	1,036.9	999.0
Goodwill	4,955.5	4,867.1
Other intangible assets, net	408.2	442.0
Other long-term assets	316.3	296.2
	$11,753.9	$10,815.5

Liabilities & Equity
Current Liabilities:
Accounts payable	$1,075.9	$866.8
Accrued salaries, wages and employee benefits	189.1	171.8
Accrued income taxes	117.4	127.9
Accrued dividends	74.7	74.4
Other accrued expenses	528.7	488.5
Current portion of long-term debt	229.2	403.3
Total current liabilities	2,215.0	2,132.7

Long-term debt, less current portion	3,586.0	3,203.4
Accrued pension and postretirement benefit obligations	189.4	198.8
Deferred income taxes	253.5	260.4
Other long-term liabilities	404.8	424.0

Equity:
Common stock	0.3	0.3
Additional paid-in capital	1,938.1	1,683.3
Retained earnings	3,587.1	3,348.4
Treasury stock, at cost	(96.9)	(70.8)
Accumulated other comprehensive loss	(388.4)	(430.9)
Total shareholders’ equity attributable to Amphenol Corporation	5,040.2	4,530.3

Noncontrolling interests	65.0	65.9
Total equity	5,105.2	4,596.2
	$11,753.9	$10,815.5

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$2,323.4	$2,100.6	$6,172.9	$6,074.4
Cost of sales	1,588.5	1,438.7	4,274.4	4,137.1
Gross profit	734.9	661.9	1,898.5	1,937.3
Acquisition-related expenses	—	—	—	25.4
Selling, general and administrative expenses	259.1	248.3	748.4	722.5
Operating income	475.8	413.6	1,150.1	1,189.4

Interest expense	(28.0)	(29.7)	(87.1)	(89.5)
Loss on early extinguishment of debt	—	(14.3)	—	(14.3)
Other income, net	1.0	4.5	3.4	7.6
Income before income taxes	448.8	374.1	1,066.4	1,093.2
Provision for income taxes	(99.3)	(91.8)	(213.3)	(250.0)
Net income	349.5	282.3	853.1	843.2
Less: Net income attributable to noncontrolling interests	(2.9)	(2.0)	(6.7)	(6.9)
Net income attributable to Amphenol Corporation	$346.6	$280.3	$846.4	$836.3

Net income per common share — Basic	$1.16	$0.95	$2.84	$2.81

Weighted average common shares outstanding — Basic	298.8	296.6	297.6	297.6

Net income per common share — Diluted	$1.12	$0.92	$2.76	$2.72

Weighted average common shares outstanding — Diluted	308.2	306.2	306.2	307.8

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$349.5	$282.3	$853.1	$843.2
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	102.9	(102.6)	28.7	(116.9)
Unrealized gain (loss) on cash flow hedges	0.4	0.1	(0.2)	0.1
Pension and postretirement benefit plan adjustment, net of tax of ($1.7) and ($5.0) for 2020, and ($1.2) and ($3.6) for 2019, respectively	5.2	3.8	15.5	11.3
Total other comprehensive income (loss), net of tax	108.5	(98.7)	44.0	(105.5)

Total comprehensive income	458.0	183.6	897.1	737.7

Less: Comprehensive income attributable to noncontrolling interests	(5.2)	(0.1)	(8.2)	(4.9)

Comprehensive income attributable to Amphenol Corporation	$452.8	$183.5	$888.9	$732.8

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2020	2019
Cash from operating activities:
Net income	$853.1	$843.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	218.0	235.4
Stock-based compensation expense	51.0	46.4
Loss on early extinguishment of debt	—	14.3
Deferred income tax benefit	(5.8)	(37.5)
Net change in components of working capital	38.6	(27.1)
Net change in other long-term assets and liabilities	(3.9)	3.5

Net cash provided by operating activities	1,151.0	1,078.2

Cash from investing activities:
Capital expenditures	(204.8)	(223.0)
Proceeds from disposals of property, plant and equipment	10.8	7.1
Purchases of short-term investments	(89.3)	(48.5)
Sales and maturities of short-term investments	71.1	44.6
Acquisitions, net of cash acquired	(50.3)	(891.2)

Net cash used in investing activities	(262.5)	(1,111.0)

Cash from financing activities:
Proceeds from issuance of senior notes	942.3	1,398.8
Repayments of senior notes and other long-term debt	(402.9)	(1,111.2)
Borrowings under credit facilities	1,567.4	—
Repayments under credit facilities	(1,568.1)	—
(Repayments) borrowings under commercial paper programs, net	(385.9)	137.2
Payment of costs related to debt financing	(8.7)	(14.9)
Payment of premiums and fees related to early extinguishment of debt	—	(13.4)
Payment of acquisition-related contingent consideration	(75.0)	—
Payment of deferred purchase price related to an acquisition	(16.2)	—
Proceeds from exercise of stock options	256.6	146.3
Distributions to and purchases of noncontrolling interests	(11.5)	(25.0)
Purchase of treasury stock	(459.2)	(558.7)
Dividend payments	(223.0)	(205.5)

Net cash used in financing activities	(384.2)	(246.4)

Effect of exchange rate changes on cash and cash equivalents	25.0	(30.8)

Net change in cash and cash equivalents	529.3	(310.0)
Cash and cash equivalents balance, beginning of period	891.2	1,279.3

Cash and cash equivalents balance, end of period	$1,420.5	$969.3

Cash paid for:
Interest	$74.5	$81.8
Income taxes, net	262.9	333.2

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in millions, except share and per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, the related condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, the related condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019, and the related condensed consolidated statements of cash flow for the nine months ended September 30, 2020 and 2019 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our,” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”).

Certain reclassifications of prior period amounts have been made to conform to the current period presentation, which had no impact on our condensed consolidated results of operations, financial position or cash flows. Such reclassifications included combining the “Net change in accrued pension and postretirement benefits” with the “Net change in other long-term assets and liabilities” line item, within “Net cash provided by operating activities” in the Condensed Consolidated Statements of Cash Flow.

Note 2—New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduced an approach to estimate credit losses on certain types of financial instruments, including trade receivables, based on expected losses, and modified the impairment model for available-for-sale debt securities. ASU 2016-13, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, required companies to make a cumulative-effect adjustment to retained earnings as of January 1, 2020. The Company adopted ASU 2016-13 effective January 1, 2020, which resulted in the Company recording a cumulative adjustment that reduced beginning retained earnings by $3.8, arising from the estimated credit losses associated with the Company’s accounts receivable balance as of the date of adoption. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position and its consolidated financial statements. Prior periods presented herein remain in accordance with then effective accounting standards.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which added, amended and removed certain disclosure requirements related to fair value measurements. Among other changes, this standard required certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amended or eliminated disclosures in this standard may be adopted early, while certain additional disclosure requirements in this standard may be adopted on its effective date. In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively. The Company adopted ASU 2018-13 effective January 1, 2020, which did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Certain changes in the standard require retrospective or modified retrospective adoption, while other changes must be adopted prospectively. The Company has evaluated ASU 2019-12, which is not expected to have a material impact on our consolidated financial statements.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced in July 2017 its intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred benchmark alternative to U.S. dollar LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financing Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact of the replacement of LIBOR, which ultimately may or may not be the SOFR, from both a risk management and financial reporting perspective, as well as the guidance under ASU 2020-04. Our current portfolio of debt and financial instruments currently tied to LIBOR consists primarily of our Commercial Paper Programs and Revolving Credit Facility, both of which are discussed in more detail in Note 4 herein. We do not currently believe that this transition will have a material impact on our financial condition, results of operations or cash flows.

In May 2020, the Securities and Exchange Commission (the “SEC”) issued a final rule regarding the financial statement requirements for acquisitions and dispositions of a business, which included, among other things, amending (i) certain criteria in the significance tests for acquired or to-be-acquired businesses, (ii) related pro forma financial information requirements, including its form and content, and (iii) related disclosure requirements, including the number of acquiree financial statement periods required to be presented in SEC filings. The final rule is effective for fiscal years beginning after December 31, 2020, with early application permitted. The Company has evaluated this SEC final rule, and its impact on any future SEC filings will be dependent on the size of future business combinations.

In August 2020, the SEC issued a final rule that modernizes the disclosure requirements in Regulation S-K, Item 101 “Description of Business”, Item 103 “Legal Proceedings” and Item 105 “Risk Factors”. The intent of this final rule was to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. While most of the changes involved reducing or eliminating previously required disclosures, the final rule expanded the disclosure requirements related to human capital and more specifically, any human capital measures or objectives that management focuses on in managing the business. The final rule will be effective thirty days after its date of publication in the Federal Register. The Company has evaluated this SEC final rule, and we do not expect it will have a material impact on our SEC filings.

Note 3—Inventories

Inventories consist of:

	September 30,	December 31,
	2020	2019
Raw materials and supplies	$550.5	$509.6
Work in process	413.2	395.2
Finished goods	427.3	405.3
	$1,391.0	$1,310.1

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	September 30, 2020		December 31, 2019
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	—	—	160.0	160.0
Euro Commercial Paper Program	—	—	235.5	235.5
2.20% Senior Notes due April 2020	—	—	400.0	400.0
3.125% Senior Notes due September 2021	227.7	233.0	227.6	231.0
4.00% Senior Notes due February 2022	294.9	305.8	294.8	304.0
3.20% Senior Notes due April 2024	349.8	377.6	349.8	363.7
2.050% Senior Notes due March 2025	399.4	419.6	—	—
0.750% Euro Senior Notes due May 2026	583.6	593.9	—	—
2.000% Euro Senior Notes due October 2028	583.6	649.9	558.2	622.8
4.350% Senior Notes due June 2029	499.6	605.2	499.6	562.9
2.800% Senior Notes due February 2030	899.4	984.3	899.3	897.3
Notes payable to foreign banks and other debt	5.9	5.9	5.5	5.5
Less unamortized deferred debt issuance costs	(28.7)	—	(23.6)	—
Total debt	3,815.2	4,175.2	3,606.7	3,782.7
Less current portion	229.2	234.5	403.3	403.3
Total long-term debt	$3,586.0	$3,940.7	$3,203.4	$3,379.4

Revolving Credit Facility

On January 15, 2019, the Company amended its $2,000.0 unsecured credit facility with a $2,500.0 unsecured credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility, which matures January 2024, gives the Company the ability to borrow, in various currencies, at a spread over LIBOR. The Company may utilize the Revolving Credit Facility for general corporate purposes. At September 30, 2020 and December 31, 2019, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value due primarily to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 5). The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. At September 30, 2020, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Commercial Paper Programs

The Company has a commercial paper program pursuant to which the Company issues short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maturities of the USCP Notes vary, but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. There were no USCP Notes outstanding as of September 30, 2020.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also has a euro-commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary, but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the euro-commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies.  In addition, effective April 14, 2020, a subsidiary of the Company is able to issue ECP Notes through the Bank of England’s COVID

Corporate Financing Facility (the “BOE Facility”). The BOE Facility will be available until March 22, 2021. As of September 30, 2020, there were no ECP Notes outstanding.

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

U.S. Senior Notes

On February 20, 2020, the Company issued $400.0 principal amount of unsecured 2.050% Senior Notes due March 1, 2025 at 99.829% of face value (the “2025 Senior Notes”). The 2025 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2025 Senior Notes is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2020.  Prior to February 1, 2025, the Company may, at its option, redeem some or all of the 2025 Senior Notes at any time by paying the redemption price (which may include a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after February 1, 2025, the Company may, at its option, redeem some or all of the 2025 Senior Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.  On April 1, 2020, the Company used the net proceeds from the 2025 Senior Notes to repay the $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 upon maturity.

On January 9, 2019, the Company issued $500.0 principal amount of unsecured 4.350% Senior Notes due June 1, 2029 at 99.904% of face value (the “2029 Senior Notes”). The 2029 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2029 Senior Notes is payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2019.  Prior to March 1, 2029, the Company may, at its option, redeem some or all of the 2029 Senior Notes at any time by paying the redemption price (which may include a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after March 1, 2029, the Company may, at its option, redeem some or all of the 2029 Senior Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In January 2019, the Company used the net proceeds from the 2029 Senior Notes, along with proceeds from borrowings under the U.S. Commercial Paper Program, to repay the $750.0 principal amount of unsecured 2.55% Senior Notes due in January 2019.

On September 4, 2019, the Company commenced tender offers (the “Tender Offers”) to purchase for cash any and all of the Company’s outstanding (i) $375.0 principal amount of 3.125% Senior Notes due September 2021 (the “2021 Senior Notes”) and (ii) $500.0 principal amount of 4.00% Senior Notes due February 2022 (the “2022 Senior Notes”). On September 11, 2019, as a result of the Tender Offers, the Company accepted for payment $147.3 aggregate principal amount of the 2021 Senior Notes and $205.0 aggregate principal amount of the 2022 Senior Notes for 101.9% and 104.5% of par value, respectively (collectively, the “Tendered Notes”), plus accrued and unpaid interest to, but not including, the settlement date of the Tender Offers. The total consideration for the Tendered Notes was $368.8, which in addition to the Tendered Notes, included $13.4 of premiums and fees paid related to the early extinguishment of debt and $3.1 of accrued interest. For the three and nine months ended September 30, 2019, the Company recorded a loss on early debt extinguishment of $14.3 ($12.5 after-tax, or $0.04 per diluted share) within Loss on early extinguishment of debt on the accompanying Condensed Consolidated Statements of Income. This charge was primarily comprised of the premiums and fees incurred related to the Tendered Notes, along with the non-cash charge associated with the write-off of the remaining unamortized deferred debt issuance costs associated with the Tendered Notes. The remaining principal amounts associated with the 2021 Senior Notes and 2022 Senior Notes, which were not redeemed as a result of the Tender Offers, remain outstanding as of September 30, 2020, as noted in the table above.

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

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of the U.S. Senior Notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and, with certain exceptions, a make-whole premium. The fair value of each series of U.S. Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Company’s 2021 Senior Notes are due in September 2021 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020. The U.S. Senior Notes contain certain financial and non-financial covenants. At September 30, 2020, the Company was in compliance with the financial covenants under its U.S. Senior Notes.

Euro Senior Notes

On May 4, 2020, the Euro Issuer issued €500.0 (approximately $545.4 at date of issuance) principal amount of unsecured 0.750% Senior Notes due May 4, 2026 at 99.563% of face value (the “2026 Euro Notes” or the “0.750% Euro Senior Notes”). The 2026 Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on the 2026 Euro Notes is payable annually on May 4 of each year, commencing on May 4, 2021. Prior to February 4, 2026, the Company may, at its option, redeem some or all of the 2026 Euro Notes at any time by paying the redemption price (which may include a make-whole premium), plus accrued and unpaid interest, if any, to the date of redemption. If redeemed on or after February 4, 2026, the Company may, at its option, redeem some or all of the 2026 Euro Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The fair value of the 2026 Euro Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Company used the net proceeds from the 2026 Euro Notes to repay amounts outstanding under its Revolving Credit Facility.

On October 8, 2018, the Euro Issuer issued €500.0 (approximately $574.6 at date of issuance) principal amount of unsecured 2.000% Senior Notes due October 8, 2028 at 99.498% of face value (the “2028 Euro Notes” or the “2.000% Euro Senior Notes”, collectively with the 2026 Euro Notes, the “Euro Notes”, and collectively with the U.S. Senior Notes and 2026 Euro Notes, “Senior Notes”). The 2028 Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on the 2028 Euro Notes is payable annually on October 8 of each year, commencing on October 8, 2019.  Prior to July 8, 2028, the Company may, at its option, redeem some or all of the 2028 Euro Notes at any time by paying the redemption price (which may include a make-whole premium), plus accrued and unpaid interest, if any, to the date of redemption. If redeemed on or after July 8, 2028, the Company may, at its option, redeem some or all of the 2028 Euro Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.  The fair value of the 2028 Euro Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Company used a portion of the net proceeds from the 2028 Euro Notes to repay a portion of the outstanding amounts under its Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes.

The Euro Notes contain certain financial and non-financial covenants. At September 30, 2020, the Company was in compliance with the financial covenants under its Euro Notes.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are primarily debt instruments, pension plan assets, short-term investments, derivative instruments and contingent consideration payments. Each of these assets and liabilities is discussed below, with the exception of debt instruments and pension plan assets, which are covered in Note 4 and Note 10, respectively, herein, in addition to the notes to the consolidated financial statements within the Company’s most recent 2019 Annual Report. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets for identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments represent foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The contingent consideration payment (related to the acquisition of SSI in January 2019, described further in Note 11 herein) was valued using Level 3 unobservable inputs, such as probability weighted payout projections, within the fair value hierarchy. The calculation of the contingent consideration was finalized in the first quarter of 2020 based on actual financial data used for inputs, and the consideration was paid in June 2020. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at September 30, 2020 and December 31, 2019 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
September 30, 2020:
Short-term investments	$35.7	$35.7	$—	$—
Forward contracts	(7.7)	—	(7.7)	—
Total	$28.0	$35.7	$(7.7)	$—

December 31, 2019:
Short-term investments	$17.4	$17.4	$—	$—
Forward contracts	(1.3)	—	(1.3)	—
Contingent consideration	(75.0)	—	—	(75.0)
Total	$(58.9)	$17.4	$(1.3)	$(75.0)

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts and the amount reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss) in the accompanying Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2020 and 2019 were not material. The fair values of the forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 6—Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision for income taxes	$(99.3)	$(91.8)	$(213.3)	$(250.0)
Effective tax rate	22.1%	24.5%	20.0%	22.9%

For the three months ended September 30, 2020 and 2019, stock option exercise activity had the impact of lowering our Provision for income taxes by $10.7 and $1.6, respectively, and lowering our effective tax rate by 240 basis points and 40 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. For the nine months ended September 30, 2020 and 2019, stock option exercise activity had the impact of lowering our Provision for income taxes by $28.1 and $21.3, respectively, and lowering our effective tax rate by 260 basis points and 190 basis points, respectively. For the nine months ended September 30, 2020, the effective tax rate also includes a discrete tax benefit related to the settlements of refund claims in certain non-U.S. jurisdictions and the resulting adjustments to deferred taxes, which had the impact of lowering our Provision for income taxes and effective tax rate by $19.9 and 190 basis points, respectively. During the three and nine months ended September 30, 2019, the loss on early extinguishment of debt also had the effect of increasing the effective tax rate by approximately 40 basis points and 10 basis points, respectively.

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States. As part of this change, the Tax Act, among other changes, provides for a transition tax on the accumulated unremitted foreign earnings and profits of the Company’s foreign subsidiaries (“Transition Tax”) and a reduction of the U.S. federal corporate income tax rate from 35% to 21%. The Company finalized its accounting of the Tax Act in the fourth quarter of 2018. The Company paid the third annual installment of the Transition Tax, net of applicable tax credits and deductions, in the third quarter of 2020, and will pay the balance of the Transition Tax over the remainder of the eight-year period ending

2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2016 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2020, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $157.8. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $10.2.

Note 7—Shareholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the three months ended September 30, 2020 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of June 30, 2020	298.5	$0.3	(0.2)	$(21.0)	$1,834.5	$3,419.4	$(494.6)	$61.7	$4,800.3
Net income						346.6		2.9	349.5
Other comprehensive income (loss)							106.2	2.3	108.5
Distributions to shareholders of noncontrolling interests								(1.9)	(1.9)
Purchase of treasury stock			(1.9)	(201.9)					(201.9)
Retirement of treasury stock	(0.9)	—	0.9	91.6		(91.6)			—
Stock options exercised	1.7	—	0.3	34.4	84.6	(12.6)			106.4
Dividends declared ($0.25 per common share)						(74.7)			(74.7)
Stock-based compensation expense					19.0				19.0
Balance as of September 30, 2020	299.3	$0.3	(0.9)	$(96.9)	$1,938.1	$3,587.1	$(388.4)	$65.0	$5,105.2

A rollforward of consolidated changes in equity for the nine months ended September 30, 2020 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2019	298.7	$0.3	(0.8)	$(70.8)	$1,683.3	$3,348.4	$(430.9)	$65.9	$4,596.2
Cumulative effect of adoption of credit loss standard (ASU 2016-13)						(3.8)			(3.8)
Net income						846.4		6.7	853.1
Other comprehensive income (loss)							42.5	1.5	44.0
Acquisitions resulting in noncontrolling interest								0.3	0.3
Purchase of noncontrolling interest					(2.1)			(5.2)	(7.3)
Distributions to shareholders of noncontrolling interests								(4.2)	(4.2)
Purchase of treasury stock			(4.6)	(459.2)					(459.2)
Retirement of treasury stock	(3.6)	—	3.6	348.9		(348.9)			—
Stock options exercised	4.2	—	0.9	84.2	205.9	(31.8)			258.3
Dividends declared ($0.75 per common share)						(223.2)			(223.2)
Stock-based compensation expense					51.0				51.0
Balance as of September 30, 2020	299.3	$0.3	(0.9)	$(96.9)	$1,938.1	$3,587.1	$(388.4)	$65.0	$5,105.2

A rollforward of consolidated changes in equity for the three months ended September 30, 2019 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of June 30, 2019	298.4	$0.3	(1.2)	$(101.5)	$1,541.8	$3,104.6	$(396.9)	$54.9	$4,203.2
Net income						280.3		2.0	282.3
Other comprehensive income (loss)							(96.8)	(1.9)	(98.7)
Acquisitions resulting in noncontrolling interest								1.2	1.2
Distributions to shareholders of noncontrolling interests								(0.4)	(0.4)
Purchase of treasury stock			(1.7)	(150.0)					(150.0)
Retirement of treasury stock	(1.7)	—	1.7	150.0		(150.0)			—
Stock options exercised	0.5	—	0.1	5.9	27.2	(2.2)			30.9
Dividends declared ($0.25 per common share)						(74.0)			(74.0)
Stock-based compensation expense					16.6				16.6
Balance as of September 30, 2019	297.2	$0.3	(1.1)	$(95.6)	$1,585.6	$3,158.7	$(493.7)	$55.8	$4,211.1

A rollforward of consolidated changes in equity for the nine months ended September 30, 2019 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2018	299.2	$0.3	(0.7)	$(55.0)	$1,433.2	$3,028.7	$(390.2)	$47.2	$4,064.2
Net income						836.3		6.9	843.2
Other comprehensive income (loss)							(103.5)	(2.0)	(105.5)
Acquisitions resulting in noncontrolling interest								11.2	11.2
Purchase of noncontrolling interest					(17.5)			(3.9)	(21.4)
Distributions to shareholders of noncontrolling interests								(3.6)	(3.6)
Purchase of treasury stock			(6.1)	(558.7)					(558.7)
Retirement of treasury stock	(5.1)	—	5.1	471.1		(471.1)			—
Stock options exercised	3.1	—	0.6	47.0	123.5	(24.4)			146.1
Dividends declared ($0.71 per common share)						(210.8)			(210.8)
Stock-based compensation expense					46.4				46.4
Balance as of September 30, 2019	297.2	$0.3	(1.1)	$(95.6)	$1,585.6	$3,158.7	$(493.7)	$55.8	$4,211.1

On April 24, 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended September 30, 2020, the Company repurchased 1.9 million shares of its Common Stock for $201.9, while during the three months ended September 30, 2019, the Company repurchased 1.7 million shares of its Common Stock for $150.0, all under the 2018 Stock Repurchase Program. During the nine months ended September 30, 2020 and 2019, the Company repurchased 4.6 million and 6.1 million shares of its Common Stock for $459.2 and $558.7, respectively, under the 2018 Stock Repurchase Program. Of the total repurchases during the first nine months of 2020, 1.0 million shares, or $110.3, have been retained in Treasury stock at time of repurchase; the remaining 3.6 million shares, or $348.9, have been retired by the Company. Of the total repurchases during the first nine months of 2019, 1.0 million shares, or $87.6, were retained in Treasury stock at time of repurchase; the remaining 5.1 million shares, or $471.1, were retired by the Company. From October 1, 2020 through October 20, 2020, the Company repurchased approximately 0.1 million additional shares of its Common Stock for $6.0, leaving $379.9 available to purchase under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the level of uncertainty relating to the COVID-19 pandemic, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends declared	$74.7	$74.0	$223.2	$210.8
Dividends paid (including those declared in the prior year)	74.6	68.3	223.0	205.5

On July 23, 2019, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.23 to $0.25 per share effective with dividends declared in the third quarter of 2019, and then on October 20, 2020, approved a further increase to its quarterly dividend rate to $0.29 per share effective with dividends declared in the fourth quarter of 2020.

Note 8—Stock-Based Compensation

For the three months ended September 30, 2020 and 2019, the Company’s income before income taxes was reduced for stock-based compensation expense of $19.0 and $16.6, respectively. In addition, for the three months ended September 30, 2020 and 2019, the Company recognized aggregate income tax benefits of $12.7 and $3.6, respectively, in the provision for income taxes in the accompanying Condensed Consolidated Statements of Income associated with stock-based compensation. These aggregate income tax benefits during the three months ended September 30, 2020 and 2019 include excess tax benefits of $10.7 and $1.6, respectively, from option exercises.

For the nine months ended September 30, 2020 and 2019, the Company’s income before income taxes was reduced for stock-based compensation expense of $51.0 and $46.4, respectively. In addition, for the nine months ended September 30, 2020 and 2019, the Company recognized aggregate income tax benefits of $33.8 and $27.1, respectively, in the provision for income taxes in the accompanying Condensed Consolidated Statements of Income associated with stock-based compensation. These aggregate income tax benefits during the nine months ended September 30, 2020 and 2019 include excess tax benefits of $28.1 and $21.3, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”).  A committee of the Company’s Board of Directors has been authorized to grant stock options pursuant to the 2017 Employee Option Plan. At the time of its adoption, the number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2017 Employee Option Plan was 30,000,000 shares. As of September 30, 2020, there were 5,022,770 shares of Common Stock available for the granting of additional stock options under the 2017 Employee Option Plan. The Company also continues to maintain the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

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

Stock option activity for the three and nine months ended September 30, 2020 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2020	35,675,206	$67.70	6.75	$1,445.9
Options granted	—	—
Options exercised	(715,546)	42.46
Options forfeited	(90,070)	80.19
Options outstanding at March 31, 2020	34,869,590	68.19	6.56	356.0
Options granted	6,106,700	90.23
Options exercised	(2,425,365)	50.57
Options forfeited	(41,520)	80.75
Options outstanding at June 30, 2020	38,509,405	72.78	7.01	887.2
Options granted	—	—
Options exercised	(1,979,478)	53.74
Options forfeited	(46,030)	84.10
Options outstanding at September 30, 2020	36,483,897	$73.80	6.88	$1,257.7
Vested and non-vested options expected to vest at September 30, 2020	34,068,401	$73.14	6.79	$1,196.7
Exercisable options at September 30, 2020	17,841,197	$62.37	5.43	$818.9

A summary of the status of the Company’s non-vested options as of September 30, 2020 and changes during the three and nine months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2020	19,016,830	$10.72
Options granted	—	—
Options vested	(67,920)	8.62
Options forfeited	(90,070)	10.89
Non-vested options at March 31, 2020	18,858,840	10.73
Options granted	6,106,700	16.35
Options vested	(6,149,060)	9.88
Options forfeited	(41,520)	10.96
Non-vested options at June 30, 2020	18,774,960	12.83
Options granted	—	—
Options vested	(86,230)	9.04
Options forfeited	(46,030)	12.27
Non-vested options at September 30, 2020	18,642,700	$12.85

During the three and nine months ended September 30, 2020 and 2019, the following activity occurred under the Company’s option plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total intrinsic value of stock options exercised	$107.6	$27.0	$277.9	$207.4
Total fair value of stock options vested	0.8	0.9	62.1	57.1

As of September 30, 2020, the total compensation cost related to non-vested options not yet recognized was approximately $194.3 with a weighted average expected amortization period of 3.59 years.

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

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors. As of September 30, 2020, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 81,671. Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three and nine months ended September 30, 2020 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2020	12,516	$89.49	0.39
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2020	12,516	89.49	0.13
Shares vested and issued	(12,516)	89.49
Restricted shares granted	12,418	90.21
Restricted shares outstanding at June 30, 2020	12,418	90.21	0.88
Restricted shares granted	757	105.83
Restricted shares outstanding at September 30, 2020	13,175	$91.11	0.63

As of September 30, 2020, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.8 (with a weighted average expected amortization period of 0.63 years).

Note 9—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares and dilutive common shares outstanding, which relates to stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share data)	2020	2019	2020	2019
Net income attributable to Amphenol Corporation shareholders	$346.6	$280.3	$846.4	$836.3
Basic weighted average common shares outstanding	298.8	296.6	297.6	297.6
Effect of dilutive stock options	9.4	9.6	8.6	10.2
Diluted weighted average common shares outstanding	308.2	306.2	306.2	307.8
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$1.16	$0.95	$2.84	$2.81
Diluted	$1.12	$0.92	$2.76	$2.72

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 4.6 million and 12.2 million for the three months ended September 30, 2020 and 2019, respectively. Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 6.1 million and 8.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. Certain U.S. employees not covered by the U.S. Plans are covered by defined contribution plans. Certain foreign subsidiaries have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three and nine months ended September 30, 2020 and 2019:

	Pension Benefits
Three Months Ended September 30:	2020	2019
Service cost	$1.9	$2.0
Interest cost	4.2	5.4
Expected return on plan assets	(9.3)	(9.2)
Amortization of prior service cost	0.5	0.4
Amortization of net actuarial losses	6.3	4.6
Net pension expense	$3.6	$3.2

Nine Months Ended September 30:
Service cost	$5.6	$5.5
Interest cost	12.5	16.2
Expected return on plan assets	(27.8)	(27.8)
Amortization of prior service cost	1.6	1.3
Amortization of net actuarial losses	18.8	13.9
Net pension expense	$10.7	$9.1

There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. During the nine months ended September 30, 2020 and 2019, the Company provided matching contributions to the U.S. defined contribution plans of approximately $10.0 and $9.8, respectively.

Note 11—Acquisitions

During the first nine months of 2020, the Company completed two acquisitions, which are included in the Interconnect Products and Assemblies segment, for approximately $50.3, net of cash acquired. The Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed. The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments. Pro forma financial information related to these acquisitions has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

During 2019, the Company completed nine acquisitions for $937.4, net of cash acquired. All but one of the acquisitions were included in the Interconnect Products and Assemblies segment. We have not yet completed the acquisition accounting for one of the acquisitions in 2019, and the Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed. The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments. Pro forma financial information related to these acquisitions has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results. In January 2019, the Company acquired SSI Controls Technologies (“SSI”), the sensor manufacturing division of SSI Technologies, Inc., for approximately $400, net of cash acquired, plus a performance-related contingent payment. The SSI acquisition was not material to the Company. The contingent consideration payment was based on certain 2019 revenue and profitability levels of SSI. The Company determined the fair value of this liability using Level 3 unobservable inputs, such as probability weighted payout projections, and is classified as Level 3 in the fair value hierarchy (Note 5). The calculation of the contingent consideration was finalized in the first quarter of 2020 as $75.0, based on actual financial data used for inputs, and was paid in the second quarter of 2020. The contingent consideration was recorded in Other accrued expenses on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2019.

During the nine months ended September 30, 2019, the Company incurred approximately $25.4 ($21.0 after-tax) of acquisition-related expenses, primarily comprised of the amortization of $15.7 related to the value associated with the acquired backlog (of which $12.5 related to the SSI acquisition), with the remainder representing external transaction costs. Such acquisition-related expenses are separately presented in the accompanying Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2019	$4,710.0	$157.1	$4,867.1
Acquisition-related	49.2	0.5	49.7
Foreign currency translation	38.7	—	38.7
Goodwill at September 30, 2020	$4,797.9	$157.6	$4,955.5

The Company performs its annual evaluation for the impairment of goodwill for the Company’s reporting units as of each July 1 or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company reviews its reporting unit structure each year as part of the annual goodwill impairment assessment and continues to define its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”, as the components of these reportable business segments have similar economic characteristics. In the third quarter of 2020 when testing for goodwill impairment, the Company performed a quantitative goodwill impairment assessment for each reporting unit.  As part of the quantitative assessment, the Company estimated the fair value of each of its reporting units using a market approach.  The Company believes the market-based guideline public company method provides the best indicator of fair value, by utilizing market prices and other relevant metrics for comparable publicly-traded companies with similar operating and investment characteristics, as well as recent transactions of similar businesses within the industry.  Significant estimates and assumptions were used in the Company’s goodwill impairment assessment, including both historical and projected revenue and profitability data, the determination and selection of appropriate publicly-traded market comparison companies, and the calculation of comparable earnings-based and other multiples derived from comparable publicly traded companies and from recent transactions within the industry.  As part of our quantitative approach, the Company evaluated whether there were reasonably likely changes to management’s estimates and assumptions that would have a material impact on the results of the goodwill impairment assessment.  As of July 1, 2020, the Company determined that the fair value of each of the Company’s reporting units was substantially in excess of their respective carrying amounts, and therefore, no goodwill impairment resulted from the assessment. The Company has not recognized any goodwill impairment in 2020, 2019 or 2018 in connection with our annual impairment assessments.

Other than goodwill noted above, the Company’s intangible assets as of September 30, 2020 and December 31, 2019 were as follows:

		September 30, 2020			December 31, 2019
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	9	$452.0	$301.5	$150.5	$446.2	$272.2	$174.0
Proprietary technology	11	156.1	84.8	71.3	156.0	74.4	81.6
Backlog and other	2	49.7	49.4	0.3	49.7	49.4	0.3
Total intangible assets (definite-lived)	9	657.8	435.7	222.1	651.9	396.0	255.9

Trade names (indefinite-lived)		186.1		186.1	186.1		186.1
		$843.9	$435.7	$408.2	$838.0	$396.0	$442.0

Amortization expense for the three months ended September 30, 2020 and 2019 was approximately $12.3 and $13.6, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was approximately $37.6 and $54.0, respectively. Amortization expense during the nine months ended September 30, 2019 included $15.7 related to the amortization of acquired backlog, primarily related to the SSI acquisition. As of September 30, 2020, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2020 is approximately $12.0 and for each of the next five fiscal years is approximately $45.7 in 2021, $38.2 in 2022, $35.4 in 2023, $29.8 in 2024 and $20.5 in 2025.

The Company reviews its identifiable intangible assets subject to amortization whenever events or changes in circumstances indicate the intangible assets’ carrying amount may not be recoverable, while any indefinite-lived intangible assets that are not subject to amortization, which are comprised of certain trade names, are reviewed at least annually for impairment. In the third quarter of 2020, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets. Based on our assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no intangible asset impairment in 2020, 2019 or 2018 as a result of such reviews.

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

The segment results for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Interconnect Products		Cable Products
	and Assemblies		and Solutions		Corporate / Other (1)		Total Consolidated
Three Months Ended September 30:	2020	2019	2020	2019	2020	2019	2020	2019
Net sales:
External	$2,221.9	$2,000.8	$101.5	$99.8	$—	$—	$2,323.4	$2,100.6
Intersegment	18.4	11.9	9.6	11.7	—	—	28.0	23.6
Segment operating income	498.4	433.9	10.9	10.2			509.3	444.1

Nine Months Ended September 30:
Net sales:
External	$5,899.4	$5,789.0	$273.5	$285.4	$—	$—	$6,172.9	$6,074.4
Intersegment	39.4	22.9	27.3	40.8	—	—	66.7	63.7
Segment operating income	1,217.6	1,272.4	25.7	29.3			1,243.3	1,301.7
(1)	Corporate / Other is not a reportable business segment; the reconciliation of segment operating income to consolidated results is included in the table below.

A reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2020 and 2019 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment operating income	$509.3	$444.1	$1,243.3	$1,301.7
Stock-based compensation expense	(19.0)	(16.6)	(51.0)	(46.4)
Acquisition-related expenses	—	—	—	(25.4)
Other operating expenses	(14.5)	(13.9)	(42.2)	(40.5)
Interest expense	(28.0)	(29.7)	(87.1)	(89.5)
Loss on early extinguishment of debt	—	(14.3)	—	(14.3)
Other income, net	1.0	4.5	3.4	7.6
Income before income taxes	$448.8	$374.1	$1,066.4	$1,093.2

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three and nine months ended September 30, 2020 and 2019, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities recorded in the Company’s Condensed Consolidated Balance Sheets were not significant as of September 30, 2020 and December 31, 2019. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of September 30, 2020 and December 31, 2019.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of September 30, 2020.

While the Company typically offers standard product warranty coverage which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of September 30, 2020 and December 31, 2019, and related warranty expense for the three and nine months ended September 30, 2020 and 2019, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2020 and 2019:

	Interconnect Products		Cable Products		Total Reportable
	and Assemblies		and Solutions		Business Segments
Three Months Ended September 30:	2020	2019	2020	2019	2020	2019
Net sales by:
Sales channel:
End customers and contract manufacturers	$1,872.9	$1,710.1	$85.8	$80.0	$1,958.7	$1,790.1
Distributors and resellers	349.0	290.7	15.7	19.8	364.7	310.5
	$2,221.9	$2,000.8	$101.5	$99.8	$2,323.4	$2,100.6

Geography:
United States	$607.8	$613.6	$61.0	$54.3	$668.8	$667.9
China	719.0	593.2	1.8	1.3	720.8	594.5
Other foreign locations	895.1	794.0	38.7	44.2	933.8	838.2
	$2,221.9	$2,000.8	$101.5	$99.8	$2,323.4	$2,100.6

Nine Months Ended September 30:
Net sales by:
Sales channel:
End customers and contract manufacturers	$4,935.6	$4,944.2	$228.7	$220.3	$5,164.3	$5,164.5
Distributors and resellers	963.8	844.8	44.8	65.1	1,008.6	909.9
	$5,899.4	$5,789.0	$273.5	$285.4	$6,172.9	$6,074.4

Geography:
United States	$1,695.1	$1,736.3	$158.9	$143.3	$1,854.0	$1,879.6
China	1,778.6	1,656.1	4.3	4.1	1,782.9	1,660.2
Other foreign locations	2,425.7	2,396.6	110.3	138.0	2,536.0	2,534.6
	$5,899.4	$5,789.0	$273.5	$285.4	$6,172.9	$6,074.4

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended September 30, 2020 and 2019 has been derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”), which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including the non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

Safe Harbor Statement

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events and are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance and financial condition, among other matters, may contain words and terms such as: “anticipate,” “could,” “believe,” “continue,” “expect,” “estimate,” “forecast,” “ongoing,” “project,” “seek,” “predict,” “target,” “will,” “intend,” “plan,” “look ahead,” “optimistic,” “potential,” “guidance,” “may,” “should,” or “would” and other words and terms of similar meaning.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity or other financial matters, together with any forward-looking statements related in any way to the coronavirus (“COVID-19”) pandemic including its future impact on the Company. Although the Company believes the expectations reflected in such forward-looking statements, including those with regards to results of operations, liquidity or the Company’s effective tax rate, are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, which include, but are not limited to, the following: future risks and existing uncertainties associated with the COVID-19 pandemic, which continues to disrupt our operations, including, depending on the specific location, government regulations that limit our ability to operate certain of our facilities at full capacity and to adjust certain costs, travel restrictions, “work-from-home” orders and the gradual transition back to the workplace, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers; uncertainties associated with a protracted economic slowdown that could negatively affect the financial condition of our customers; uncertainties and volatility in the global capital markets; political, economic, military and other risks in countries outside of the United States; the impact of general economic conditions, geopolitical conditions and U.S. trade policies, legislation, trade disputes, treaties and tariffs, including those affecting China, on the Company’s business operations; risks associated with the improper conduct by any of our employees, customers, suppliers, distributors or any other business partners which could impair our business reputation and financial results and could result in our non-compliance with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions; changes in exchange rates of the various currencies in which the Company conducts business; the Company’s ability to obtain a consistent supply of materials, at stable pricing levels; the Company’s dependence on sales to the communications industry, which markets are dominated by large manufacturers and operators who regularly exert significant pressure on suppliers, including the Company; changes in defense expenditures in the military market, including the impact of reductions or changes in the defense budgets of U.S. and foreign governments; the Company’s ability to compete successfully on the basis of technology innovation, product quality and performance, price, customer service and delivery time; the Company’s ability to continue to conceive, design, manufacture and market new products and upon continuing market acceptance of its existing and future product lines; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill and other intangible assets; events beyond the Company’s control that could lead to an inability to meet its financial covenants which could result in a default under the Company’s revolving credit facility; the Company’s ability to access the capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in interest rates; government contracting risks that the Company may be subject to, including laws and regulations governing performance of U.S. government contracts and related risks associated with conducting business with the U.S. government or its suppliers (both directly and indirectly); governmental export and import controls that certain of our products may be subject to, including export licensing, customs regulations, economic sanctions or other laws; cybersecurity threats or incidents that could arise on our information technology systems which could disrupt business operations and adversely impact our reputation and operating results and potentially lead to litigation and/or governmental investigations; changes in fiscal and tax policies, audits and examinations by taxing authorities, laws, regulations and guidance in the United States and foreign jurisdictions, including related interpretations of certain provisions of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”); any difficulties in protecting the Company’s intellectual property rights; and litigation, customer claims, product recalls, governmental investigations, criminal liability or environmental matters including changes to laws and regulations to which the Company may be subject. In addition, the extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government regulations in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. Such forward-looking statements may also be impacted by, among other things, additional guidance under the Tax Act. While the Company completed its accounting of the Tax Act in the fourth quarter of 2018 based on the regulatory guidance issued at that time, the Department of Treasury’s interpretive guidance initiatives are ongoing. Any future guidance on the Tax Act could impact our forward-looking statements.

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

Impact of Coronavirus (“COVID-19”) on our Operations, Financial Condition, Liquidity and Results of Operations

The COVID-19 pandemic has caused widespread disruptions to our Company during the first nine months of 2020, particularly during the first half of the year.  During the first quarter, these disruptions were primarily limited to our operations in China, which were closed for three weeks during January and February due to government mandates.  As the virus spread to the rest of the world beginning in March and continuing throughout the second and third quarters of 2020, most of our other operations outside of China were then also impacted.  As of September 30, 2020, we continue to experience some disruptions, and at a minimum, we expect those disruptions to continue throughout the remainder of 2020.  These disruptions have included and may continue to include, depending on the specific location, government regulations that limit our ability to operate certain of our facilities at full capacity and to adjust certain costs, travel restrictions, “work-from-home” orders and the gradual transition back to the workplace, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers.  As noted below within this Item 2, the COVID-19 pandemic did have a negative impact on our year-to-date financial results, primarily during the first six months of 2020, and it may continue to have a negative impact on our financial results for the fourth quarter of 2020 and beyond. The extent of any future impact will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government regulations in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.  Given this uncertainty, the Company is currently unable to quantify the potential impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations.  In addition, the COVID-19 pandemic could impact the health of our management team and other employees. The Company continues taking actions to mitigate, as best we can, the impact of the COVID-19 pandemic on the health and well-being of our employees, the communities in which we operate and our partners, as well as the impact on our operations and business as a whole.  However, there can be no assurance that the COVID-19 pandemic will not have a material and adverse impact on our operations, financial condition, liquidity and results of operations.

Results of Operations

Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019

Net sales were $2,323.4 in the third quarter of 2020 compared to $2,100.6 in the third quarter of 2019, which represented an increase of 11% in U.S. dollars, 10% in constant currencies and 9% organically, over the respective prior year period. Net sales were $6,172.9 in the first nine months of 2020 compared to $6,074.4 in the first nine months of 2019, which represented an increase of 2% in U.S. dollars and 2% in constant currencies, while decreasing 1% organically, over the respective prior year period. The increase in net sales during the third quarter of 2020 relative to the comparable period in 2019 was driven primarily by strong growth in several markets in the Interconnect Products and Assemblies segment, as described below. The increase in net sales during the first nine months of 2020 relative to the comparable period in 2019 was driven primarily by strong growth in several markets (as discussed below), which was partially offset by the sudden and severe slowdown in certain of our markets resulting from the global outbreak of COVID-19, which also caused production limitations in many parts of the world during much of the first half of 2020.

Net sales in the Interconnect Products and Assemblies segment (approximately 96% of net sales) in the third quarter of 2020 increased 11% in U.S. dollars, 10% in constant currencies and 9% organically, compared to the third quarter of 2019. This increase was driven by strong growth in the mobile devices, information technology and data communications, and industrial markets, slightly offset by a significant slowdown in the commercial aerospace market, which continued to be negatively impacted by the COVID-19 pandemic, and a moderation in the mobile networks market. Net sales in the Interconnect Products and Assemblies segment (approximately 96% of net sales) in the first nine months of 2020 increased 2% in U.S. dollars and 2% in constant currencies, while decreasing 1% organically, compared to the first nine months of 2019. This increase was primarily driven by strong growth in the information technology and data communications, industrial and mobile devices markets, offset in part by a significant decline in the automotive, mobile networks and commercial aerospace markets, all of which were negatively impacted by the COVID-19 pandemic.

Net sales in the Cable Products and Solutions segment (approximately 4% of net sales) in the third quarter of 2020, which primarily serves the broadband communications market, increased 2% in U.S. dollars, 5% in constant currencies and 5% organically, compared to the third quarter of 2019. This increase was primarily driven by an increase in market demand at broadband operators. Net sales in the Cable Products and Solutions segment (approximately 4% of net sales) in the first nine months of 2020 decreased 4% in U.S. dollars, 1% in constant currencies and 1% organically, compared to the first nine months of 2019.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019:

			Percentage Growth (relative to same prior year period)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
Three Months Ended September 30:	2020	2019	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$2,221.9	$2,000.8	11%	1%	10%	1%	9%
Cable Products and Solutions	101.5	99.8	2%	(3)%	5%	—%	5%
Consolidated	$2,323.4	$2,100.6	11%	1%	10%	1%	9%

Nine Months Ended September 30:
Net sales:
Interconnect Products and Assemblies	$5,899.4	$5,789.0	2%	—%	2%	3%	(1)%
Cable Products and Solutions	273.5	285.4	(4)%	(3)%	(1)%	—%	(1)%
Consolidated	$6,172.9	$6,074.4	2%	—%	2%	3%	(1)%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the accompanying financial statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(2)	Foreign currency translation impact, a non-GAAP measure, represents the impact on net sales resulting from foreign currency exchange rate changes in the current year period(s) compared to the same period(s) in the prior year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the respective prior periods from current year reported net sales, taken as a percentage of the respective prior period net sales.
(3)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the "Non-GAAP Financial Measures" section.
(4)	Acquisition impact, a non-GAAP measure, represents the impact on net sales resulting from acquisitions closed since the beginning of the prior calendar year, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis.

Geographically, sales in the United States in the third quarter of 2020 were flat in U.S. dollars ($668.8 in 2020 versus $667.9 in 2019) while decreasing 1% organically, compared to the third quarter of 2019. Sales in the United States in the first nine months of 2020 decreased 1% in U.S. dollars ($1,854.0 in 2020 versus $1,879.6 in 2019) and 6% organically, compared to the first nine months of 2019. Foreign sales in the third quarter of 2020 increased 15% in U.S. dollars ($1,654.6 in 2020 versus $1,432.7 in 2019), 14% in constant currencies and 13% organically, compared to the third quarter of 2019. Foreign sales in the first nine months of 2020 increased 3% in U.S. dollars ($4,318.9 in 2020 versus $4,194.8 in 2019), 4% in constant currencies and 1% organically, compared to the first nine months of 2019. The comparatively weaker U.S. dollar for the third quarter of 2020 had the effect of increasing sales by approximately $17.0, relative to the comparable period in 2019. The comparatively stronger U.S. dollar for the first nine months of 2020 had the effect of decreasing sales by approximately $23.3, relative to the comparable period in 2019.

Selling, general and administrative expenses increased to $259.1, or 11.2% of net sales, and $748.4, or 12.1% of net sales, for the third quarter and first nine months of 2020, respectively, compared to $248.3, or 11.8% of net sales, and $722.5, or 11.9% of net sales, for the third quarter and first nine months of 2019, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales in the third quarter of 2020 is primarily driven by higher sales during the third quarter, relative to the comparable period of 2019. The increase in selling, general and administrative expenses as a percentage of net sales in the first nine months of 2020 was primarily driven by government actions imposed in response to the COVID-19 pandemic that limited the Company’s ability to adjust costs, specifically in the first half of 2020. Administrative expenses represented approximately 4.4% and 4.8% of net sales for the third quarter and first nine months of 2020, respectively, and represented approximately 4.8% and 4.7% of net sales for the third quarter and first nine months of 2019, respectively. Research and development expenses represented approximately 3.0% and 3.1% of net sales for the third quarter and first nine months of 2020, respectively, and represented approximately 2.8% and 2.9% of net sales for the third quarter and first nine months of 2019, respectively. Selling and marketing expenses represented approximately 3.7% and 4.2% of net sales for the third quarter and first nine months of 2020, respectively, and represented approximately 4.2% and 4.4% of net sales for the third quarter and first nine months of 2019, respectively.

Operating income was $475.8, or 20.5% of net sales, and $1,150.1, or 18.6% of net sales, for the third quarter and first nine months of 2020, respectively, compared to $413.6, or 19.7% of net sales, and $1,189.4, or 19.6% of net sales, for the third quarter and first nine months of 2019, respectively. Operating income for the first nine months of 2019 included $25.4 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) comprised of the amortization of $15.7 related to the value associated with the acquired backlog from two acquisitions, as well as external transaction costs of $9.7. For the nine months ended September 30, 2019, these acquisition-related expenses had the effect of decreasing net income by $21.0, or $0.07 per share. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, was $1,214.8, or 20.0% of net sales, for the nine months ended September 30, 2019.

Operating income for the Interconnect Products and Assemblies segment for the third quarter and first nine months of 2020 was $498.4, or 22.4% of net sales, and $1,217.6, or 20.6% of net sales, respectively, compared to $433.9, or 21.7% of net sales, and $1,272.4, or 22.0% of net sales, for the third quarter and first nine months of 2019, respectively. The increase in operating margin for the Interconnect Products and Assemblies segment for the third quarter of 2020 relative to the comparable period in 2019 is primarily driven by strong operating leverage on the higher sales volumes. The decrease in operating margin for the Interconnect Products and Assemblies segment for the first nine months of 2020 relative to the comparable period in 2019 was primarily driven by the significant incremental costs incurred during the first half of 2020 related to the COVID-19 pandemic. The incremental costs incurred related to the COVID-19 pandemic primarily impacted the first half of 2020.

Operating income for the Cable Products and Solutions segment for the third quarter and first nine months of 2020 was $10.9, or 10.7% of net sales, and $25.7, or 9.4% of net sales, respectively, compared to $10.2, or 10.2% of net sales, and $29.3, or 10.3% of net sales, for the third quarter and first nine months of 2019, respectively. The increase in operating margin for the Cable Products and Solutions segment for the third quarter of 2020 relative to the comparable period in 2019 is driven primarily by operating leverage on the higher sales volumes. The decrease in operating margin for the Cable Products and Solutions segment for the first nine months of 2020 relative to the comparable period in 2019 was driven by lower volumes as well as the negative impact of the COVID-19 pandemic on our ability to produce products and adjust certain costs, primarily during the first half of 2020.

Interest expense for the third quarter and first nine months of 2020 was $28.0 and $87.1, respectively, compared to $29.7 and $89.5 for the third quarter and first nine months of 2019, respectively. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

Loss on early extinguishment of debt for the third quarter and first nine months of 2019 was $14.3.  The loss on early extinguishment of debt incurred during the third quarter of 2019 was related to refinancing-related costs, specifically premiums and fees incurred associated with the early extinguishment of certain redeemed principal amounts of the 3.125% Senior Notes and 4.00% Senior Notes (collectively, the “Tendered Notes”) as a result of the tender offers in September 2019. Refer to Note 4 of the accompanying Condensed Consolidated Financial Statements and the Liquidity and Capital Resources section within this Item 2 for further information related to the Tendered Notes.

Provision for income taxes for the third quarter and first nine months of 2020 was at an effective tax rate of 22.1% and 20.0%, respectively. Provision for income taxes for the third quarter and first nine months of 2019 was at an effective tax rate of 24.5% and 22.9%, respectively. For the third quarter and first nine months of 2020 and 2019, the excess tax benefits resulting from stock option exercise activity had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the tables below. For the first nine months of 2020, the effective tax rate was also impacted by a discrete tax benefit related to the settlements of refund claims in certain non-U.S. jurisdictions and the resulting adjustments to deferred taxes, which had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the tables below. The effective tax rate for the third quarter of 2019 was further impacted by the tax effect of the refinancing-related costs associated with the early extinguishment of debt, while the effective tax rate for the first nine months of 2019 was further impacted by the tax effects of both the acquisition-related expenses and the refinancing-related costs associated with the early extinguishment of debt, all as noted in the tables below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for the three and nine months ended September 30, 2020 and 2019 was 24.5% for all periods, as reconciled in the tables below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $346.6 and $1.12, respectively, for the third quarter of 2020, compared to $280.3 and $0.92, respectively, for the third quarter of 2019. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $335.9 and $1.09, respectively, for the third quarter of 2020, compared to $291.2 and $0.95, respectively, for the third quarter of 2019. Net income attributable to Amphenol Corporation and Diluted EPS were $846.4 and $2.76, respectively, for the first nine months of 2020, compared to $836.3 and $2.72, respectively, for the first nine months of 2019. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $798.4 and $2.61, respectively, for the first nine months of 2020, compared to $848.5 and $2.76, respectively, for the first nine months of 2019.

The following tables reconcile Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020					2019
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$475.8	20.5%	$346.6	22.1%	$1.12	$413.6	19.7%	$280.3	24.5%	$0.92
Loss on early extinguishment of debt	-	-	-	-	-	-	-	12.5	(0.4)	0.04
Excess tax benefits related to stock-based compensation	-	-	(10.7)	2.4	(0.03)	-	-	(1.6)	0.4	(0.01)
Adjusted (non-GAAP)	$475.8	20.5%	$335.9	24.5%	$1.09	$413.6	19.7%	$291.2	24.5%	$0.95

	Nine Months Ended September 30,
	2020					2019
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$1,150.1	18.6%	$846.4	20.0%	$2.76	$1,189.4	19.6%	$836.3	22.9%	$2.72
Acquisition-related expenses	-	-	-	-	-	25.4	0.4	21.0	(0.2)	0.07
Loss on early extinguishment of debt	-	-	-	-	-	-	-	12.5	(0.1)	0.04
Excess tax benefits related to stock-based compensation	-	-	(28.1)	2.6	(0.09)	-	-	(21.3)	1.9	(0.07)
Discrete tax item	-	-	(19.9)	1.9	(0.06)	-	-	-	-	-
Adjusted (non-GAAP)	$1,150.1	18.6%	$798.4	24.5%	$2.61	$1,214.8	20.0%	$848.5	24.5%	$2.76

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measure.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, the Company had cash, cash equivalents and short-term investments of $1,456.2 and $908.6, respectively, with the vast majority of such funds located outside of the United

States. As of September 30, 2020, there were no outstanding borrowings under the Commercial Paper Programs and the $2,500.0 Revolving Credit Facility (each defined below).

As a result of the Tax Act, on December 31, 2017, the Company indicated an intention to repatriate most of its pre-2018 accumulated earnings and recorded the foreign and U.S. state and local tax costs related to the repatriation. The associated tax payments are due as the repatriations are made. The Company intends to distribute certain post-2017 foreign earnings and has accrued foreign and U.S. state and local taxes, if applicable, on those earnings as appropriate as of September 30, 2020, and intends to indefinitely reinvest all remaining post-2017 foreign earnings. The Company intends to evaluate future earnings for distribution, and accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Transition Tax on the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries will be paid, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.

The Company’s primary sources of liquidity are internally generated cash flow, our cash, cash equivalents and short-term investments on hand, the Commercial Paper Programs, and the Revolving Credit Facility.  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets (including the issuances of the 2025 Senior Notes in February 2020 and the 2026 Euro Notes in May 2020, each as defined and discussed further within this Item 2), provide adequate liquidity to meet its obligations for at least the next twelve months.

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

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$1,151.0	$1,078.2
Net cash used in investing activities	(262.5)	(1,111.0)
Net cash used in financing activities	(384.2)	(246.4)
Effect of exchange rate changes on cash and cash equivalents	25.0	(30.8)
Net change in cash and cash equivalents	$529.3	$(310.0)

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $1,151.0 in the first nine months of 2020 compared to $1,078.2 in the first nine months of 2019.  The increase in Operating Cash Flow for the first nine months of 2020 compared to the first nine months of 2019 is primarily due to a decrease in the components of working capital.

In the first nine months of 2020, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow decreased $38.6, excluding the impact of acquisitions and foreign currency translation, due to increases in accounts payable of $191.7 and accrued liabilities, including income taxes, of $80.6, partially offset by increases in accounts receivable of $126.4, inventories of $65.2, and prepaid expenses and other current assets of $42.1. In the first nine months of 2019, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $27.1, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accounts payable of $75.9 and accrued liabilities, including income taxes, of $74.4, partially offset by a decrease in accounts receivable of $129.6.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2020 as compared to December 31, 2019. Accounts receivable increased $143.9 to $1,880.3, primarily due to higher sales in the third quarter of 2020 relative to the fourth quarter of 2019 as well as the effect of translation from exchange rate changes at September 30, 2020 compared to December 31, 2019 (“Translation”). Days sales outstanding at September 30, 2020 and December 31, 2019 were approximately 72 and 73 days, respectively. Inventories increased $80.9 to $1,391.0, primarily to support higher sales levels, along with the effect of Translation. Inventory days at September 30, 2020 and December 31, 2019 were 79 and 80 days, respectively. Prepaid expenses and other current assets increased $53.4 to $309.5, primarily due to increases in certain prepaid expenses and other current receivables. Property, plant and equipment, net, increased $37.9 to $1,036.9, primarily due to capital expenditures of $204.8 and Translation, partially offset by depreciation of $176.1. Goodwill increased $88.4 to $4,955.5, primarily as a result of goodwill recognized related to two acquisitions that closed in 2020, along with Translation. Other intangible assets, net decreased $33.8 to $408.2, primarily due to the amortization related to the Company’s intangible assets during the first nine months of 2020, partially offset by Translation. Accounts payable increased $209.1 to $1,075.9, primarily as a result of increased purchasing activity resulting from higher sales levels, along with Translation. Payable days at September 30, 2020 and December 31, 2019 were approximately 61 and 53 days, respectively. Total accrued expenses, including accrued income taxes, increased $47.3 to $909.9, primarily as a result of an increase in accrued salaries and wages and other accrued expenses, along with the impact of acquisitions, partly offset by the contingent consideration payment (related to the SSI acquisition) of $75.0 in June 2020 and the deferred purchase price payment in the third quarter of $16.2, along with a decrease in accrued income taxes, primarily resulting from certain tax payments.

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

In addition to cash flow from operating activities, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the nine months ended September 30, 2020 and 2019. The increase in Free Cash Flow is driven by the increase in Operating Cash Flow, as described above, and to a lesser extent, a decrease in capital expenditures.

	Nine Months Ended September 30,
	2020	2019
Operating Cash Flow (GAAP)	$1,151.0	$1,078.2
Capital expenditures (GAAP)	(204.8)	(223.0)
Proceeds from disposals of property, plant and equipment (GAAP)	10.8	7.1
Free Cash Flow (non-GAAP)	$957.0	$862.3

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash used in investing activities was $262.5 in the first nine months of 2020, compared to $1,111.0 in the first nine months of 2019. In the first nine months of 2020, net cash used in investing activities was driven primarily by capital expenditures (net of disposals) of $194.0, the use of $50.3 to fund acquisitions, and net purchases of short-term investments of $18.2. In the first nine months of 2019, net cash used in investing activities was driven primarily by the use of $891.2 to fund acquisitions, capital expenditures (net of disposals) of $215.9, and net purchases of short-term investments of $3.9.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of common stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash used in financing activities was $384.2 in the first nine months of 2020, compared to $246.4 in the first nine months of 2019. For the first nine months of 2020, net cash used in financing activities was driven primarily by repurchases of the Company’s common stock of $459.2, the repayment of the Company’s 2.20% U.S. Senior Notes due April 2020 and other debt of $402.9, net repayments related to the Company’s commercial paper programs of $385.9, dividend payments of $223.0, payment related to acquisition-related contingent consideration of $75.0, payment associated with the deferred purchase price related to an acquisition of $16.2, distributions to and purchases of noncontrolling interests of $11.5, payments of costs of $8.7 related to debt financing primarily associated with the 2025 Senior Notes and 2026 Euro Notes (each as defined below), and net repayments under the Company’s credit facilities of $0.7, partially offset by the net cash proceeds from both the February 2020 issuance of the 2025 Senior Notes and the May 2020 issuance of the 2026 Euro Notes of $942.3 and cash proceeds from the exercise of stock options of $256.6. For the first nine months of 2019, net cash used in financing activities was driven primarily by the aggregate repayments of certain of the Company’s senior notes and other long-term debt (primarily the 2.55% U.S. Senior Notes due January 2019 and the early extinguishment of the Tendered Notes in September 2019) of $1,111.2, repurchases of the Company’s common stock of $558.7, dividend payments of $205.5, distributions to and purchases of noncontrolling interests of $25.0, payments of costs of $14.9 related to debt financing primarily associated with the 2029 Senior Notes, the Revolving Credit Facility, and the 2030 Senior Notes (each as defined below), and premiums and fees paid of $13.4 related to the early extinguishment of the Tendered Notes, partially offset by aggregate net cash proceeds from the issuances of the 2029 Senior Notes and the 2030 Senior Notes of $1,398.8, cash proceeds from the exercise of stock options of $146.3, and net borrowings related to the Company’s commercial paper programs of $137.2.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of commercial paper programs, its Revolving Credit Facility and senior notes as part of its overall cash management strategy.

On January 15, 2019, the Company amended its $2,000.0 unsecured credit facility with a $2,500.0 unsecured credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility, which matures January 2024, gives the Company the ability to borrow, in various currencies, at a spread over LIBOR. The Company may utilize the Revolving Credit Facility for general corporate purposes. At September 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. At September 30, 2020, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Pursuant to the terms of the U.S. commercial paper program, the Company issues short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). There were no USCP Notes outstanding as of September 30, 2020.

Pursuant to the terms of the euro-commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), the Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) issues short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. In addition, effective April 14, 2020, a subsidiary of the Company is able to issue ECP Notes through the Bank of England’s COVID Corporate Financing Facility (the “BOE Facility”). The BOE Facility will be available until March 22, 2021. As of September 30, 2020, there were no ECP Notes outstanding.

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

As of September 30, 2020, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$227.7	3.125%	September 2021
295.0	4.00%	February 2022
350.0	3.20%	April 2024
400.0	2.050%	March 2025
500.0	4.350%	June 2029
900.0	2.80%	February 2030

€500.0	0.750%	May 2026 (Euro Notes)
500.0	2.00%	October 2028 (Euro Notes)

On February 20, 2020, the Company issued $400.0 principal amount of unsecured 2.050% Senior Notes due March 1, 2025 at 99.829% of face value (the “2025 Senior Notes”). On April 1, 2020, the Company used the net proceeds from the 2025 Senior Notes to repay the $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 upon maturity.

On September 4, 2019, the Company commenced tender offers (the “Tender Offers”) to purchase for cash any and all of the Company’s outstanding (i) $375.0 principal amount of 3.125% Senior Notes due September 2021 (the “2021 Senior Notes”) and (ii) $500.0 principal amount of 4.00% Senior Notes due February 2022 (the “2022 Senior Notes”). On September 11, 2019, as a result of the Tender Offers, the Company accepted for payment $147.3 aggregate principal amount of the 2021 Senior Notes and $205.0 aggregate principal amount of the 2022 Senior Notes for 101.9% and 104.5% of par value, respectively (collectively, the “Tendered Notes”), plus accrued and unpaid interest to, but not including, the settlement date of the Tender Offers. The total consideration for the Tendered Notes was $368.8, which in addition to the Tendered Notes, included $13.4 of premiums and fees paid related to the early extinguishment of debt and $3.1 of accrued interest. The remaining principal amounts associated with the 2021 Senior Notes and 2022 Senior Notes, which were not redeemed as a result of the Tender Offers, remain outstanding as of September 30, 2020.

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

In January 2019, the Company issued $500.0 principal amount of unsecured 4.350% Senior Notes due June 1, 2029 at 99.904% of face value (the “2029 Senior Notes”), the net proceeds of which were used, along with proceeds from borrowings under the U.S. Commercial Paper Program, to repay the $750.0 principal amount of unsecured 2.55% Senior Notes due in January 2019.

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of the U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of the U.S. Senior Notes, subject to certain terms and conditions.

On May 4, 2020, the Euro Issuer issued €500.0 (approximately $545.4 at date of issuance) principal amount of unsecured 0.750% Senior Notes due May 4, 2026 at 99.563% of face value (the “2026 Euro Notes” and collectively with the 2028 Euro Notes, the “Euro Notes”). The Company used the net proceeds from the 2026 Euro Notes to repay amounts outstanding under its Revolving Credit Facility.

The Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of the Euro Notes is payable annually. The Company may, at its option, redeem some or all of any series of the Euro Notes, subject to certain terms and conditions.

The Company’s Senior Notes contain certain financial and non-financial covenants. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

In April 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended September 30, 2020, the Company repurchased 1.9 million shares of its Common Stock for $201.9, while during the nine months ended September 30, 2020, the Company repurchased 4.6 million shares of its Common Stock for $459.2, all under the 2018 Stock Repurchase Program. Of the total repurchases during the first nine months of 2020, 1.0 million shares, or $110.3, have been retained in Treasury stock at time of repurchase; the remaining 3.6 million shares, or $348.9, have been retired by the Company. During the three months ended September 30, 2019, the Company repurchased 1.7 million shares of its Common Stock for $150.0, while during the nine months ended September 30, 2019, the Company repurchased 6.1 million shares of its Common Stock for $558.7, all under the 2018 Stock Repurchase Program. Of the total repurchases during the first nine months of 2019, 1.0 million shares, or $87.6, were retained in Treasury stock at time of repurchase; the remaining 5.1 million shares, or $471.1, were retired by the Company. From October 1, 2020 through October 20, 2020, the Company repurchased approximately 0.1 million additional shares of its Common Stock for $6.0, leaving $379.9 available to purchase under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the level of uncertainty relating to the COVID-19 pandemic, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends declared per share	$0.25	$0.25	$0.75	$0.71

Dividends declared	$74.7	$74.0	$223.2	$210.8
Dividends paid (including those declared in the prior year)	74.6	68.3	223.0	205.5

On July 23, 2019, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.23 to $0.25 per share effective with dividends declared in the third quarter of 2019, and then on October 20, 2020, approved a further increase to its quarterly dividend rate to $0.29 per share effective with dividends declared in the fourth quarter of 2020.

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

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures defined below as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Company’s Board of Directors and assessing related employee compensation measures. Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and period-over-period comparative results, in addition to the reasons noted below. Non-GAAP financial measures related to operating income, operating margin, net income attributable to Amphenol Corporation, effective tax rate and diluted EPS exclude income and expenses that are not directly related to the Company’s operating performance during the periods presented. Items excluded in the presentation of such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, refinancing-related costs and certain discrete tax items including but not limited to (i) the excess tax benefits related to stock-based compensation and (ii) the impact of significant changes in tax law. Non-GAAP financial measures related to net sales exclude the impact related to foreign currency exchange and acquisitions. The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation, as a substitute for or superior to the related U.S. GAAP financial measures. In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies, as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2020 and 2019 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

●	Adjusted Diluted EPS is defined as diluted earnings per share (as reported in accordance with U.S. GAAP), excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented. Adjusted Diluted EPS is calculated as Adjusted Net Income attributable to Amphenol Corporation, as defined below, divided by the weighted average outstanding diluted shares as reported in the Condensed Consolidated Statements of Income.

●	Adjusted Effective Tax Rate is defined as Provision for income taxes, as reported in the Condensed Consolidated Statements of Income, expressed as a percentage of Income before income taxes, as reported in the Condensed Consolidated Statements of Income, each excluding the income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Net Income attributable to Amphenol Corporation is defined as Net income attributable to Amphenol Corporation, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Operating Income is defined as Operating income, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Condensed Consolidated Statements of Income).

●	Constant Currency Net Sales Growth is defined as the period-over-period percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates. Amphenol’s results are subject to volatility related to foreign currency translation fluctuations. As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

●	Free Cash Flow is defined as (i) Net cash provided by operating activities (“Operating Cash Flow” - as reported in accordance with U.S. GAAP) less (ii) capital expenditures (as reported in accordance with U.S. GAAP), net of proceeds from disposals of property, plant and equipment (as reported in accordance with U.S. GAAP), all of which are derived from the Condensed Consolidated Statements of Cash Flow. Free Cash Flow is an important liquidity measure for the Company, as we believe it is useful for management and investors to assess our ability to generate cash, as well as to assess how much cash can be used to reinvest in the growth of the Company or to return to shareholders through either stock repurchases or dividends.

●	Organic Net Sales Growth is defined as the period-over-period percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of (i) changes in foreign currency exchange rates, which directly impact the Company’s operating results and are outside the control of the Company and (ii) acquisitions closed since the beginning of the prior calendar year, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis. Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

Critical Accounting Policies and Estimates

The Company’s disclosures of its critical accounting policies, which are contained in its 2019 Annual Report, have not materially changed since that report was filed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates. The Company does not have any significant concentration with any one counterparty. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2019 Annual Report. From time to time, the Company may borrow under its Revolving Credit Facility and Commercial Paper Programs. Any borrowings under the Euro Commercial Paper Program, Revolving Credit Facility, 2026 Euro Notes and 2028 Euro Notes, as discussed in Note 4 of the accompanying Condensed Consolidated Financial Statements, are and may continue to be denominated in foreign currencies, and there can be no assurance that the Company can successfully manage these changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies for which such borrowings are made. In addition, any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, while any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk from exposure to changes in interest rates. As of September 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2020, although there can be no assurances that interest rates will not change significantly.

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

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has caused widespread disruptions to our Company during the first nine months of 2020, particularly during the first half of the year. During the first quarter of 2020, these disruptions were primarily limited to our operations in China, which were closed for three weeks during January and February due to government mandates. As the virus spread to the rest of the world beginning in March and continuing throughout the second and third quarters of 2020, most of our other operations outside of China were then also impacted. As of September 30, 2020, we continue to experience some disruptions, and at a minimum, we expect those disruptions to continue throughout the remainder of 2020. These disruptions have included and may continue to include, depending on the specific location, government regulations that limit our ability to operate certain of our facilities at full capacity and to adjust certain costs, travel restrictions, “work-from-home” orders and the gradual transition back to the workplace, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government regulations in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. As of the date of this Quarterly Report on Form 10-Q, it is impossible to predict the overall impact of the COVID-19 pandemic on our business, financial condition, liquidity and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our financial results during any quarter or year in which we are affected.

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

●	A resurgence in the global spread of COVID-19 could lead to another disruption in the global capital markets, which could increase the cost of, and adversely impact access to, capital (including the commercial paper markets) and increase economic uncertainty.

●	The COVID-19 pandemic initially disrupted the supply of raw materials, and if there is a resurgence in the global spread of COVID-19, we may experience difficulties in obtaining a consistent supply of materials at stable pricing levels.

●	If the financial performance of our businesses were to decline significantly as a result of a resurgence in the COVID-19 pandemic, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets.

●	If there is a general market downturn and continued high degree of volatility in the financial markets, we may experience a material re-valuation of, for example, our pension assets and obligations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In April 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2020, the Company repurchased 1.9 million shares of its Common Stock for $201.9 million under the 2018 Stock Repurchase Program. Of the total repurchases during the three months ended September 30, 2020, 1.0 million shares, or $110.3 million, have been retained in Treasury stock at time of repurchase; the remaining 0.9 million shares, or $91.6 million, have been retired by the Company. From October 1, 2020 through October 20, 2020, the Company repurchased approximately 0.1 million additional shares of its Common Stock for $6.0 million, leaving $379.9 million available to purchase under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the level of uncertainty relating to the COVID-19 pandemic, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

The table below reflects the Company’s stock repurchases for the three months ended September 30, 2020:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 1 to July 31, 2020	47,400	$105.46	47,400	$582.9
August 1 to August 31, 2020	860,372	108.11	860,372	489.8
September 1 to September 30, 2020	961,676	108.05	961,676	385.9
Total	1,869,448	$108.01	1,869,448	$385.9

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

Date: October 23, 2020