Form 10-K
period 2020-12-31
AMPHENOL CORP /DE/
filed 2021-02-10
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2020, the aggregate market value of Amphenol Corporation Class A Common Stock (based upon the closing price of such stock on the New York Stock Exchange) held by non-affiliates was approximately $25,254 million.

As of January 31, 2021, the total number of shares outstanding of Registrant’s Class A Common Stock was 299,576,711.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events and are subject to risks and uncertainties. The forward-looking statements, which address Amphenol Corporation’s expected business and financial performance and financial condition, as well as expectations regarding the anticipated timing or financial impact of the closing of certain acquisitions and divestitures, among other matters, may contain words and terms such as: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “look ahead,” “may,” “ongoing,” “optimistic,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” and other words and terms of similar meaning.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity or other financial matters, together with any forward-looking statements related in any way to (i) the coronavirus (“COVID-19”) pandemic including its future impact on Amphenol Corporation (together with its subsidiaries, the “Company”) and (ii) the expected timing of the Company’s acquisition of MTS Systems Corporation (“MTS”) and related divestiture of the Test & Simulation business to Illinois Tool Works Inc. (“ITW”), all of which are discussed within this Annual Report on Form 10-K. Forward-looking statements related to the acquisition of MTS and the divestiture of the Test & Simulation business are subject to a number of risks that include, but are not limited to: (i) the risk that the proposed merger between Amphenol and MTS, and/or the proposed subsequent sale of the MTS Test & Simulation business to ITW, may not be completed in a timely manner or at all, (ii) unanticipated difficulties or expenditures relating to the proposed transactions, the response of business partners and competitors to the announcement of the proposed transactions, potential disruptions to current plans and operations and/or potential difficulties in employee retention as a result of the announcement and pendency of the proposed transactions and (iii) the failure of the transactions, if completed, to deliver the financial benefits to Amphenol currently anticipated by the Amphenol management team. Although the Company believes the expectations reflected in forward-looking statements, including those with regards to results of operations, liquidity, the Company’s effective tax rate and other matters discussed herein, are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. A description of some of these uncertainties and other risks is set forth under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K, as well as other reports filed with the Securities and Exchange Commission (“SEC”), including but not limited to Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Such forward-looking statements may also be impacted by, among other things, additional guidance under the U.S. Tax Cuts and Jobs Act (“Tax Act”). While the Company completed its accounting of the Tax Act in the fourth quarter of 2018 based on the regulatory guidance issued at that time, the Department of Treasury’s interpretive guidance initiatives are ongoing. Any future guidance on the Tax Act could impact our forward-looking statements.

These or other uncertainties may cause the Company’s actual future results to be materially different from those expressed in any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements except as required by law.

PART I

Item 1. Business

General

Amphenol Corporation (together with its subsidiaries, “Amphenol”, the “Company”, “we”, “our”, or “us”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable. The Company estimates, based on reports of industry analysts, that worldwide sales of interconnect and sensor-related products were approximately $180 billion in 2020.

Certain predecessor businesses of the Company were founded in 1932 and the Company was incorporated under the laws of the State of Delaware in 1986. The Company’s Class A Common Stock began trading on the New York Stock Exchange in 1991.

The Company’s strategy is to provide our customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. The Company operates through two reporting segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Interconnect Products and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets. Interconnect products include connectors, which when attached to an electrical, electronic or fiber optic cable, a printed circuit board or other device, facilitate transmission of power or signals. Value-add systems generally consist of a system of cable, flexible circuits or printed circuit boards and connectors, antennas or sensors for linking electronic equipment. The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-add products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets.

The table below provides a summary of our reporting segments, the 2020 net sales contribution of each segment, the primary industry and end markets that we service and our key products:

Reporting Segment	Interconnect Products and Assemblies	Cable Products and Solutions

% of 2020 Net Sales:	96%	4%

Primary End Markets	● Automotive ● Broadband Communications ● Commercial Aerospace ● Industrial ● Information Technology and Data Communications ● Military ● Mobile Devices ● Mobile Networks	● Automotive ● Broadband Communications ● Industrial ● Information Technology and Data Communications ● Mobile Networks

Key Products

Connector and Connector Systems:

●   fiber optic interconnect products

●   harsh environment interconnect products

●   high-speed interconnect products

●   power interconnect products, busbars and distribution systems

●   radio frequency interconnect products and antennas

●   other connectors

Sensors and Sensor-based Products:

●   gas and moisture

●   level

●   position

●   pressure

●   temperature

●   vibration

Value-Add Products:

●   backplane interconnect systems

●   cable assemblies and harnesses

●   cable management products

Other:

●   antennas

●   flexible and rigid printed circuit boards

●   hinges

●   molded parts

●   production-related products

		Cable: ● coaxial cable ● power cable ● specialty cable Value-Add Products: ● cable assemblies Components: ● combiner/splitter products ● connector and connector systems ● fiber optic components

Information regarding the Company’s operations and assets by reporting segment, as well as the Company’s net sales and long-lived assets by geographic area, appears in Note 13 of the Notes to Consolidated Financial Statements.

Coronavirus (“COVID-19”) Pandemic

The COVID-19 pandemic has affected our manufacturing facilities throughout the world, as well as the facilities of our suppliers, customers and our customers’ contract manufacturers. Throughout most of 2020, particularly during the first half of the year, the COVID-19 pandemic has caused widespread disruptions to our Company, which have included and may continue to include, depending on the specific location, government regulations that limit our ability to operate certain of our facilities at full capacity and to adjust certain costs, travel restrictions, “work-from-home” orders, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers. During the fourth quarter of 2020 and into 2021, in several regions around the world, including the United States and Europe, there has been a resurgence in COVID-19 cases. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, future government regulations and actions in response to the crisis, the timing, availability and effectiveness of vaccines, some of which have recently been approved and distributed for use, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. Given these uncertainties, we expect the pandemic to continue to have an impact on our operations, financial condition, liquidity and results of operations through at least the first half of 2021 and it could, potentially, extend for the full year and beyond. For a discussion of certain risks related to the COVID-19 pandemic, refer to the risk factor titled “We face significant risks related to adverse public health developments, including epidemics and pandemics such as the COVID-19 pandemic” in Part I, Item 1A. Risk Factors herein. For a discussion of the financial impact of the COVID-19 pandemic on our operations, financial condition, liquidity and results of operations, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Strategy

The Company’s overall strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis while maintaining continuing programs of productivity improvement and cost control. Specifically, our business strategy is as follows:

●	Pursue broad diversification - The Company constantly drives to increase the diversity of its markets, customers, applications and products. Due to the tremendous variety of opportunities in the electronics industry, management believes that it is important to ensure participation wherever significant growth opportunities are available. This diversification positions us to proliferate our technologies across the broadest array of opportunities and reduces our exposure to any particular market, thereby reducing the variability of our financial performance. An overview of the Company’s market and product participation is described under “Markets”.

●	Develop high technology performance-enhancing interconnect solutions - The Company seeks to expand the scope and number of its preferred supplier relationships. The Company works closely with its customers at the design stage to create and manufacture innovative solutions. These products generally have higher value-added content than other interconnect products and have been developed across the Company’s markets. The Company is focused on technology leadership in the interconnect areas of radio frequency, power, harsh environment, high-speed and fiber optics, as well as sensors, as it views these technology areas to be of particular importance to our global customer base.

●	Expand global presence - The Company intends to further expand its global manufacturing, engineering, sales and service operations to better serve its existing customer base, penetrate developing markets and establish new customer relationships. As the Company’s global customers expand their international operations to access developing world markets and lower manufacturing costs in certain regions, the Company is continuing to expand its international footprint in order to provide real-time capabilities to these customers. The majority of the Company’s international operations have broad capabilities including new product development. The Company is also able to take advantage of the lower manufacturing costs in some regions, and has established low-cost manufacturing and assembly facilities in the Americas, Europe/Africa and Asia.

●	Control costs - The Company recognizes the importance in today’s global marketplace of maintaining a competitive cost structure. Innovation, product quality and performance and comprehensive customer service are not mutually exclusive with controlling costs. Controlling costs is part of a mindset. It is having the discipline to invest in programs that have a good return, maintaining a cost structure as flexible as possible to respond to changes in the marketplace, dealing with suppliers and vendors in a fair but prudent way to ensure a reasonable cost for materials and services and creating a mindset where managers manage the Company’s assets as if they were their own.

●	Pursue strategic acquisitions and investments - The Company believes that the industry in which it operates is highly fragmented and continues to provide significant opportunities for strategic acquisitions. Accordingly, we continue to pursue acquisitions of high potential companies with strong management teams that complement our existing business while further expanding our product lines, technological capabilities and geographic presence. Furthermore, we seek to enhance the performance of acquired companies by leveraging Amphenol’s position with customers across our diverse end markets, our leading technologies and our access to low-cost manufacturing around the world. In 2020, the Company invested approximately $50 million to fund two acquisitions and announced a definitive agreement to acquire MTS for $1.7 billion, while in 2019, the Company invested approximately $937 million to fund nine acquisitions. Our acquisitions in 2020 and 2019 have strengthened our customer base and product offerings in many of our end markets.

●	Foster collaborative, entrepreneurial management - Amphenol’s management system is designed to provide clear income statement and balance sheet responsibility in a flat organizational structure. Each general manager is incented to grow and develop his or her business and to think entrepreneurially in providing innovative, timely and cost-effective solutions to customer needs. In addition, Amphenol’s general managers have access to the resources of the larger organization and are encouraged to work collaboratively with their peers throughout the Company to meet the needs of the expanding marketplace and to achieve common goals.

Markets

The Company sells products to customers in a diversified set of end markets. For a discussion of certain risks related to the Company’s markets, refer to the subsection titled “Risks related to our end markets” included in Part I, Item 1A. Risk Factors herein.

Automotive - Amphenol is a leading supplier of advanced interconnect systems, sensors and antennas for a growing array of automotive applications. In addition, Amphenol has developed advanced technology solutions for hybrid and electric vehicles and is working with leading global customers to proliferate these advanced interconnect products into next-generation automobiles. Sales into the automotive market represented approximately 17% of the Company’s net sales in 2020 with sales into the following primary end applications:

●	antennas
●	electric vehicles
●	engine management and control
●	exhaust monitoring and cleaning
●	hybrid vehicles
●	infotainment and communications
●	lighting
●	power management
●	safety and security systems
●	sensing systems
●	telematics systems
●	transmission systems

Broadband Communications - Amphenol is a world leader in broadband communication products for cable, satellite and telco video and data networks, with industry-leading engineering, design and manufacturing expertise. The Company offers a wide range of products to service the broadband market, from customer premises cable and interconnect devices to distribution cable and fiber optic components, as well as interconnect products integrated into headend equipment. Sales into the broadband communications market represented approximately 4% of the Company’s net sales in 2020 with sales into the following primary end applications:

●	cable, satellite and telco networks
●	customer premises equipment
●	high-speed internet hardware
●	network switching equipment
●	satellite interface devices
●	set top boxes

Commercial Aerospace - Amphenol is a leading provider of high-performance interconnect systems and components to the commercial aerospace market. In addition to connector and interconnect assembly products, the Company also provides rigid and flexible printed circuits as well as high-technology cable management products. Our products are specifically designed to operate in the harsh environments of commercial aerospace while also providing substantial weight reduction, simplified installation and minimal maintenance. Sales into the commercial aerospace market represented approximately 3% of the Company’s net sales in 2020 with sales into the following primary end applications:

●	aircraft and airframe power distribution
●	avionics
●	controls and instrumentation
●	engines
●	in-flight entertainment
●	in-flight internet connectivity
●	lighting and control systems
●	wire bundling and cable management

Industrial - Amphenol is a technology leader in the design, manufacture and supply of high-performance interconnect systems, sensors and antennas for a broad range of industrial applications. Amphenol’s core competencies include application-specific industrial interconnect solutions utilizing integrated assemblies, including with both cable and flexible printed circuits, as well as high-power interconnects requiring advanced engineering and system integration. In particular, our innovative solutions facilitate the increasing demands of embedded computing and power distribution. Sales into the industrial market represented approximately 22% of the Company’s net sales in 2020 with sales into the following primary end applications:

●	agriculture equipment
●	alternative and traditional energy generation
●	batteries and hybrid drive systems
●	entertainment
●	factory and machine tool automation
●	heavy equipment
●	instrumentation
●	internet of things
●	LED lighting
●	marine
●	medical equipment
●	oil and gas
●	power distribution
●	public safety
●	rail mass transit
●	smart manufacturing
●	transportation

Information Technology and Data Communications - Amphenol is a global provider of interconnect solutions to designers, manufacturers and operators of internet-enabling systems. With our industry-leading high-speed, power and fiber optic technologies, together with superior simulation and testing capability and cost effectiveness, Amphenol is a market leader in interconnect development for the information technology (“IT”) and datacom market. Whether industry standard or application-specific designs are required, Amphenol provides customers with products that enable performance at the leading edge of next-generation, high-speed, power and fiber optic technologies. Sales into the IT and datacom market represented approximately 21% of the Company’s net sales in 2020 with sales into the following primary end applications:

●	cloud computing and data centers
●	gaming systems
●	internet appliances
●	networking equipment
●	servers

●	storage systems
●	transmission
●	web service providers

Military - Amphenol is a world leader in the design, manufacture and supply of high-performance interconnect systems for harsh environment military applications. Such products require superior performance and reliability under conditions of stress and in hostile environments such as vibration, pressure, humidity, nuclear radiation and rapid and severe temperature changes. Amphenol provides an unparalleled product breadth, from military specification connectors to customized high-speed board level interconnects; from flexible to rigid printed circuit boards; and from backplane systems to completely integrated assemblies. Amphenol is a technology leader, participating in major programs from the earliest inception across each phase of the production cycle. Sales into the military market represented approximately 12% of the Company’s net sales in 2020 with sales into the following primary end applications:

●	avionics
●	communications
●	engines
●	ground vehicles and tanks
●	homeland security
●	naval
●	ordnance and missile systems
●	radar systems
●	rotorcraft
●	satellite and space programs
●	unmanned aerial vehicles

Mobile Devices - Amphenol designs and manufactures an extensive range of interconnect products, antennas and electromechanical components found in a wide array of mobile computing devices. Amphenol’s capability for high-volume production of these technically demanding, miniaturized products, combined with our speed of new product introduction, are critical drivers of the Company’s long-term success in this market. Sales into the mobile devices market represented approximately 15% of the Company’s net sales in 2020 with sales into the following primary end applications:

●	consumer electronics
●	mobile and smart phones, including accessories
●	mobile computing devices, including laptops, tablets, ultrabooks and e-readers
●	production-related products
●	wearable and hearable devices

Mobile Networks - Amphenol is a leading global interconnect solutions provider to the mobile networks market and offers a wide product portfolio, including antennas, connectors and interconnect systems. The Company’s products are used in current and next generation wireless communications standards, including in 5G networks. In addition, the Company works with service providers around the world to offer an array of antennas and installation-related site solution interconnect products. Sales into the mobile networks market represented approximately 6% of the Company’s net sales in 2020 with sales into the following primary end applications:

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

The Company’s products are sold to thousands of original equipment manufacturers (“OEMs”) in numerous countries throughout the world. The Company’s products are also sold to electronic manufacturing services (“EMS”) companies, to original design manufacturers (“ODMs”) and to service providers, including telecommunications network service providers and web service providers. During the year ended December 31, 2020, aggregate sales to Apple Inc., including sales of products to EMS companies that the Company believes are manufacturing products on Apple’s behalf, accounted for approximately 11% of our net sales. No single customer accounted for 10% or more of the Company’s net sales for the year ended December 31, 2019.

The Company sells its products through its own global sales force, independent representatives and a global network of electronics distributors. The Company’s sales to distributors represented approximately 16% and 15% of the Company’s net sales in 2020 and 2019, respectively. In addition to product design teams and collaborative initiatives with customers, the Company uses key account managers to manage customer relationships on a global basis such that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

Manufacturing

The Company is a global manufacturer employing advanced manufacturing processes including molding, stamping, plating, turning, computer numerical control (“CNC”) machining, extruding, die casting and assembly operations and proprietary process technology for specialty and coaxial cable production, antenna and sensor fabrication. Outsourcing of certain manufacturing processes is used when cost-effective. Substantially all of the Company’s manufacturing facilities are certified under the requirements of the International Organization for Standardization (the “ISO”), specifically to the ISO 9000 series of quality standards, and many of the Company’s manufacturing facilities are certified to other quality standards, including QS 9000, ISO 14000 and TS 16949.

The Company’s manufacturing facilities are generally vertically-integrated operations from the initial design stage through final design and manufacturing. The Company has an established manufacturing presence in approximately 40 countries. Our global coverage positions us near many of our customers’ locations and allows us to assist them in consolidating their supply base and lowering their production and logistics costs. In addition, the Company generally relies on local general management in every region, which we believe creates a strong degree of organizational stability and deeper understanding of local markets. We believe our balanced geographic distribution lowers our exposure to particular geographies. The Company designs, manufactures and assembles its products at facilities in the Americas, Europe, Asia, Australia and Africa. The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

The Company employs a global manufacturing strategy to ensure proximity and outstanding service to customers, while also lowering production and logistics costs. The Company’s strategy is to maintain strong cost controls in its manufacturing and assembly operations. The Company is continually evaluating and adjusting its expense levels and workforce to reflect current business conditions and maximize the return on capital investments. The Company sources its products on a worldwide basis. To better serve certain high-volume customers, the Company has established certain facilities near these major customers. The Company seeks to position its manufacturing and assembly facilities in order to serve local markets while coordinating, as appropriate, product design and manufacturing responsibility with the Company’s other operations around the world. For a discussion of certain risks related to the Company’s foreign operations, refer to the subsection titled “Risks related to our global operations” included in Part I, Item 1A. Risk Factors herein.

Research and Development

The Company generally implements its product development strategy through product design teams and collaborative initiatives with customers, which often results in the Company obtaining approved vendor status for its customers’ new products and programs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one- to three-year period. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. By developing application specific products, the Company is able to decrease its exposure to standard products, which are more likely to experience greater pricing pressure. At the end of 2020, our research, development, and engineering efforts, which relate to the creation of new and improved products and processes, were supported by approximately 3,300 employees and were performed primarily by individual operating units focused on specific markets and product technologies.

Intellectual Property

Patents and other proprietary rights are important to our business. We own a large portfolio of patents that principally relate to mechanical, electrical, optical and electronic features of connector, antenna and sensor products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon the laws of various jurisdictions and the use of the trademarks.

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

Raw Materials

The Company purchases a wide variety of raw materials for the manufacture of its products, including (i) precious metals such as gold, silver and palladium, (ii) aluminum, steel, copper, titanium and metal alloy products and (iii) plastic materials. The Company also purchases a wide variety of mechanical and electronic components for the manufacturing of its products. Such raw materials and components are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is generally not dependent upon any one source for raw materials or components or, if one source is used, the Company attempts to protect itself through long-term supply agreements. The Company does not anticipate any difficulties in obtaining raw materials or components necessary for production. Information regarding our obligations related to commitments to purchase certain goods and services is disclosed in Note 14 of the Notes to Consolidated Financial Statements. For a discussion of certain risks related to raw materials and components, refer to the risk factor titled “The Company has at times experienced difficulties in obtaining a consistent supply of materials at stable pricing levels” in Part I, Item 1A. Risk Factors herein.

Competition

The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of technology innovation, product quality and performance, price, customer service and delivery time. Primary competitors within the Interconnect Products and Assemblies segment include Aptiv, Carlisle, Commscope, Eaton, Foxconn, Hirose, Huber & Suhner, ICT Luxshare, JAE, Jonhon, JST, Molex, Radiall, Rosenberger, Sensata, TE Connectivity, Yazaki and 3M, among others. Primary competitors within the Cable Products and Solutions segment include Belden and Commscope, among others. In addition, the Company competes with a large number of smaller companies who compete in specific geographies, markets or products. For a discussion of certain risks related to competition, refer to the risk factor titled “The Company encounters competition in substantially all areas of its business” in Part I, Item 1A. Risk Factors herein.

Backlog and Seasonality

The Company estimates that its backlog of unfilled firm orders as of December 31, 2020 was approximately $2.380 billion compared with backlog of approximately $1.978 billion as of December 31, 2019. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may generally be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications-related markets (including wireless communications, information technology and data communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand.

Generally, the Company does not experience significant seasonality in its business, although historically, the strongest quarters have typically been the last two quarters of our fiscal year. The ongoing COVID-19 pandemic could result in temporary changes to the seasonality of our business. For a discussion of certain risks related to the COVID-19 pandemic, refer to the risk factor titled “We face significant risks related to adverse public health developments, including epidemics and pandemics such as the COVID-19 pandemic” in Part I, Item 1A. Risk Factors herein.

Human Capital Management and Our Culture

The Company’s success is based on the capability, adaptability and accountability of our people around the world.  One of the key components of our business strategy is the fostering of a collaborative and entrepreneurial management culture. Each of our general managers operates in a flat organizational structure and is incented to grow and develop their business, with the support of the resources of the larger organization. We believe this structure, with approximately 120 general managers running unique businesses, creates an environment and culture where each of our employees has a more direct link to the success of their individual businesses and a more personal connection to the employees they oversee and the communities in which they operate.

As of December 31, 2020, the Company had approximately 80,000 employees worldwide, with the majority of our people based in the Asia-Pacific region.  The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Governance and Culture - Our Board of Directors (the “Board”) is actively involved in overseeing the Company’s employee-related strategies and practices as well as the Company’s culture. This oversight is conducted both directly and through certain of the Board’s committees.  At each of its regularly scheduled quarterly meetings, the Board reviews changes in key personnel and, at least annually, meets with management to discuss various human resources related topics, including talent development, succession planning, compensation and culture. We believe the Company’s culture has been a critical component of the Company’s success and reinforcing that culture is a key responsibility of our executive management.

Diversity and Inclusion - Our business spans the globe and the employees in our facilities reflect the diversity of our geographic footprint.  The Company generally relies on local general management in every region, which we believe creates a strong degree of organizational stability and a deep commitment to our people and the local community.  At Amphenol, we aim to create an inclusive working environment where all employees are respected and treated equally. This message is emphasized from the top of our organization down to each of our employees. A key hallmark of our structure is our entrepreneurial culture that creates clear accountability for each of our general managers, who are our key business leaders. Our core management team is comprised of these general managers, as well as their controllers and our executive team.  Women represented 29% of this core management group at the end of 2020. Of our total employees worldwide, we are proud that approximately half are women.

Health, Safety and Well-being - The safety and well-being of our employees is critical to our successful operation. Our health and safety activities are overseen by our corporate environmental, health, safety and sustainability leadership team but are managed by our local teams, who coordinate on-site safety programs, resources, reporting and training in our facilities. We believe that this model of coaching and tracking at the corporate level, but administering at the facility level, has allowed us to provide training and supervision that better fits the local needs of each of our workforces. During the COVID-19 pandemic, we have taken additional actions to protect the physical and mental health and well-being of our employees throughout the world, including in particular those employees who work in our factories. We have also encouraged employees to work from home when possible and appropriate and have taken an integrated approach to helping our employees optimally manage their work and personal responsibilities.

Community and Social Impact - Amphenol recognizes that we have a responsibility to be a positive influence in the communities in which we operate around the world. Most of our community outreach is organized by our local management teams, which helps ensure that our efforts are working in support of the local communities in which our employees live and work. Our local teams are actively supporting their communities in a variety of ways including: school supply drives, local blood drives, mentoring of at-risk students, community clean-up events, local tree planting, holiday-giving events and food delivery services to immobile individuals. To support our communities during the COVID-19 pandemic, we leveraged our global supply chain to procure face masks, sanitizer, thermometers and other critical supplies, which our teams donated to local hospitals, clinics, at risk individuals, our employees and their families.

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For more information on certain environmental matters, refer to Note 14 of the Notes to Consolidated Financial Statements. For a discussion of certain risks related to environmental matters, refer to the risk factor titled “The Company is subject to environmental laws and regulations that could adversely affect its business” in Part I, Item 1A. Risk Factors herein.

Available Information

The U.S. Securities and Exchange Commission (“SEC”) maintains a website that contains reports, proxy and information statements and other information regarding issuers, including Amphenol, that file with the SEC. Any such documents that the Company files with the SEC can be obtained by the public on the SEC’s website at http://www.sec.gov. The Company’s annual report on Form 10-K and all of the Company’s other filings with the SEC, such as quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are also available to view, free of charge, on the Company’s website, www.amphenol.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Copies are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Investors should carefully consider the risks described below and all other information in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that we currently consider immaterial may also impair the Company’s business, operations, liquidity and financial condition. In addition to the risk factor included below related to adverse public health developments and, in particular, the ongoing COVID-19 pandemic and its effects on public health and the global economy, the Company also notes that the effects of the pandemic have and may continue to impact many of the other risk factors described below.

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

During 2020, non-U.S. markets constituted approximately 71% of the Company’s net sales, with China constituting approximately 30% of the Company’s net sales. The Company employs approximately 90% of its workforce outside the United States. The Company’s customers are located throughout the world and the Company has many manufacturing, administrative and sales facilities outside the United States. As a result, our financial results and our operations, including our ability to manufacture, assemble and test, design, develop or sell products, and the demand for our products, may be adversely affected by a number of global and regional factors outside of our control. Because the Company has extensive non-U.S. operations as well as significant cash and cash investments held at institutions located outside of the United States, it is exposed to additional risks that could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, including:

●	instability in political or economic conditions, including but not limited to inflation, recession or slowing growth, changes in tariff and trade barriers and import and export licensing requirements, our ability to hire and maintain qualified staff in these regions, foreign currency exchange restrictions and devaluations, restrictive governmental controls on the movement and repatriation of earnings and capital, and actual or anticipated military or political conflicts, particularly in emerging markets;

●	intergovernmental conflicts or actions, including but not limited to armed conflict, trade wars, cyber attacks and acts of terrorism or war; and

●	interruptions to the Company’s business with its largest customers, distributors and suppliers resulting from but not limited to, strikes, financial instabilities, computer malfunctions or cybersecurity incidents, inventory excesses, natural disasters such as fires, floods, earthquakes, hurricanes or tornadoes or adverse public health developments, including the ongoing COVID-19 pandemic discussed further below.

International trade or other disputes may result in increased tariffs, trade barriers, retaliatory governmental regulations or actions and other protectionist measures that could increase our manufacturing costs, make our products less competitive, reduce consumer demand or impede or slow the movement of our goods across borders. Increasing protectionism and economic nationalism may lead to further changes in trade policy, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in some markets.

Changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond the Company’s control may adversely impact our business and operating results.

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. In recent years, there have been significant changes to U.S. trade policies, legislation, treaties and tariffs, in particular trade policies and tariffs affecting China. Some of these trade policies, including the U.S.’s trading relationship with China, have been renegotiated during this timeframe and are subject to further changes in the future. Changes to current policies by the U.S. or other governments could affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with China and other countries. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing. In addition, other countries have changed and may continue to change their own policies on trade as well as business and foreign investment in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could have a material adverse effect on our business, financial condition, results of operations or cash flows. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s trading relationships or of new laws or regulations by the U.S. or other countries.

In addition to changes in U.S. trade policy, a number of other economic and geopolitical factors both in the United States and abroad could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, such as:

●	a global or regional economic slowdown in any of the Company’s market segments;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	effects of significant changes in economic, monetary and/or fiscal policies in the United States and abroad including significant income tax changes, currency fluctuations and inflationary pressures;
●	employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which the Company currently operates;
●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	difficulties protecting intellectual property;
●	longer payment cycles;
●	credit risks and other challenges in collecting accounts receivable;
●	changes in assumptions, such as discount rates, along with lower than expected investment returns and performance related to the Company’s benefit plans;
●	the impact of each of the foregoing on outsourcing and procurement arrangements;
●	social unrest due to escalating racial tensions in the United States and certain other countries where we operate; and
●	continuing uncertainty regarding the United Kingdom’s recent withdrawal from the European Union, otherwise known as “Brexit”.

We face significant risks related to adverse public health developments, including epidemics and pandemics such as the COVID-19 pandemic.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has affected our manufacturing facilities throughout the world, as well as the facilities of our suppliers, customers and our customers’ contract manufacturers. The COVID-19 pandemic has caused widespread disruptions to our Company throughout most of 2020, particularly during the first half of the year. During the first quarter of 2020, these disruptions were primarily limited to our operations in China, which were closed for three weeks during January and February due to government mandates. As the virus spread to the rest of the world beginning in March and continuing throughout the remainder of 2020, most of our other operations outside of China were also impacted. As of December 31, 2020, we continue to experience some disruptions, and at a minimum, we expect those disruptions to continue through the first half of 2021 and they could, potentially, extend for the full year and beyond. These disruptions have included and may continue to include, depending on the specific location, government regulations that limit our ability to operate certain of our facilities at full capacity and to adjust certain costs, travel restrictions, “work-from-home” orders, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, future government regulations and actions in response to the crisis, the timing, availability and effectiveness of vaccines, some of which have recently been approved and distributed for use, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. It is impossible to predict the overall future impact of the COVID-19 pandemic on our business, financial condition, liquidity and financial results, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our financial results in the future during any quarter or period in which we are affected.

In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks (including some discussed separately within this Item 1A. Risk Factors), including but not limited to, the following:

●	A protracted economic slowdown could negatively affect the financial condition of our customers, which may result in an increase in bankruptcies or insolvencies, a delay in payments and decreased sales.

●	A scarcity of resources or other hardships caused by the COVID-19 pandemic may result in increased nationalism, protectionism and political tensions which may cause governments and/or other entities to take actions that may have a significant negative impact on the ability of the Company, its suppliers and its customers to conduct business.

●	We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19. This change may exacerbate certain risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.

●	If the vaccines that have recently been approved and distributed for use prove ineffective, we could experience another disruption in the global capital markets, which could increase the cost of, and adversely impact access to, capital (including the commercial paper markets) and increase economic uncertainty.

●	If the financial performance of our businesses were to decline significantly as a result of the COVID-19 pandemic, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets.

●	If there is a general market downturn and continued high degree of volatility in the financial markets, we may experience a material re-valuation of, for example, our pension assets and obligations.

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

In limited instances we depend on a single source of supply or participate in commodity markets that may be served by a limited number of suppliers. Delays in obtaining supplies may result from a number of factors affecting our suppliers, and any delay could impair our ability to deliver products to our customers. For example, the COVID-19 pandemic initially disrupted the supply of raw materials, primarily in the first half of 2020; reoccurrences of such unforeseen events may result in the Company experiencing difficulties in obtaining a consistent supply of materials at stable pricing levels. Accordingly, such delays and associated risks could have an adverse effect on our business, results of operations and financial condition.

Risks related to our end markets

The Company is dependent on the communications industry, including information technology and data communications, wireless communications and broadband communications.

Approximately 46% of the Company’s 2020 net sales came from sales to the communications industry, including information technology and data communication, wireless communications and broadband communications, with 15% of the Company’s 2020 net sales coming from sales to the mobile devices market. Demand for these products is subject to rapid technological change. These markets are dominated by several large manufacturers and operators who regularly exert significant pressure on their suppliers, including the Company. Furthermore, there has been a trend on the part of customers to consolidate their lists of qualified suppliers to companies that have the ability to meet certain technical, quality, delivery and other standards while maintaining competitive prices. There can be no assurance that the Company will be able to meet these standards or maintain competitive pricing and therefore continue to compete successfully in the communications industry. The Company’s failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 4% and 6% of the Company’s 2020 net sales came from sales to the broadband communications and mobile networks markets, respectively. Demand for the Company’s products in these markets depends primarily on capital spending by operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, the Company’s sales and profitability will be affected by a variety of factors, including general economic conditions, consolidation within the communications industry, the financial condition of operators and their access to financing, competition, technological developments, new legislation and regulation of operators. There can be no assurance that existing levels of capital spending will continue or that spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 12% of the Company’s 2020 net sales came from sales to the military market. The Company participates in a broad spectrum of defense programs. The Company’s military sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A significant decline in U.S. or foreign government defense expenditures could have an adverse effect on the Company’s business, financial condition and results of operations. U.S. and foreign government expenditures are also subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products.

The Company is dependent on the acceptance of new product introductions for continued revenue growth.

The Company estimates that products introduced in the last two years accounted for approximately 25% of 2020 net sales. The Company’s long-term results of operations depend substantially upon its ability to continue to conceive, design, manufacture and market new products and upon continuing market acceptance of its existing and future product lines. In the ordinary course of business, the Company continually develops or creates new product line concepts. If the Company fails, or is significantly delayed, in introducing new product line concepts or if the Company’s new products are not met with market acceptance, its business, financial condition and results of operations may be adversely affected.

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

The Company has completed a number of acquisitions in recent years, including nine in 2019 and two in 2020. The Company anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy. From time to time, the Company experiences difficulty and unanticipated expenses associated with purchasing and integrating acquisitions, and acquisitions do not always perform as expected. The Company has also experienced challenges at times following the acquisition of a new company or business, including but not limited to: managing the operations, manufacturing facilities and technology; maintaining and increasing the customer base; or retaining key employees, suppliers and distributors. In some cases, the Company may pursue indemnification claims against the seller or sellers of an acquired business for pre-acquisition liabilities, breaches of representations, warranties or covenants or for other reasons provided for in the relevant acquisition agreement. To the extent we pursue indemnification claims against the seller or sellers of any acquired business, such seller or sellers may successfully contest such claims, such seller or sellers may not have the financial capacity to compensate us for such claims or such claims may otherwise be difficult or impractical to enforce. Although we expect to realize strategic, operational and financial benefits as a result of past or future acquisitions and investments, we cannot predict or guarantee whether and to what extent anticipated cost savings, benefits and growth prospects will be achieved.

On December 9, 2020, the Company announced that we had entered into a definitive agreement to acquire MTS Systems Corporation (“MTS”) for $58.50 per share in cash, or approximately $1.7 billion, net of cash acquired and including the assumption of outstanding debt and liabilities. On January 19, 2021, the Company announced that we had entered into an agreement to sell the MTS Test & Simulation (“T&S”) business to Illinois Tool Works Inc. (“ITW”). The agreement to acquire MTS is expected to close by the middle of 2021, but is subject to certain regulatory approvals, approval from MTS’s shareholders and other customary closing conditions. The sale of the MTS T&S business to ITW is expected to close following the anticipated closing of our acquisition of MTS, but is also subject to certain regulatory approvals and other customary closing conditions. The acquisition of MTS and the sale of the MTS T&S business to ITW are subject to a number of risks that include, but are not limited to: (i) the risk that the proposed merger between Amphenol and MTS, and/or the proposed subsequent sale of the MTS T&S business to ITW, may not be completed in a timely manner or at all, (ii) unanticipated difficulties or expenditures relating to the proposed transactions, the response of business partners and competitors to the announcement of the proposed transactions, potential disruptions to current plans and operations and/or potential difficulties in employee retention as a result of the announcement and pendency of the proposed transactions and (iii) the failure of the transactions, if completed, to deliver the financial benefits to Amphenol currently anticipated by the Amphenol management team.

The Company may in the future incur goodwill and other intangible asset impairment charges.

At December 31, 2020, the total assets of the Company were $12.3 billion, which included $5.0 billion of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired) and $397.5 million of other intangible assets, net. The Company performs annual evaluations (or more frequently, if necessary) for the potential impairment of the carrying value of goodwill and other intangible assets. Such evaluations to date have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill and other intangible assets. Furthermore, we cannot provide assurance that impairment charges in the future will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

Risks related to our liquidity and capital resources

The Company’s credit agreements contain certain covenants, which if breached, could have a material adverse effect on the Company.

The Credit Agreement, as amended and restated effective January 15, 2019, among the Company, certain subsidiaries of the Company and a syndicate of financial institutions (the “Revolving Credit Facility”), which also backstops the Company’s U.S. commercial paper program (“U.S. Commercial Paper Program”) and Euro commercial paper program, contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. Although the Company believes none of these covenants is presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility. Upon the occurrence of an event of default under any of the Company’s credit facilities, the lenders could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable which could result in the acceleration of certain of the Company’s other indebtedness and the Company not having sufficient assets to repay the Revolving Credit Facility and such other indebtedness. As of December 31, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility, U.S. Commercial Paper Program and Euro commercial paper program.

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

The Company is subject to interest rate volatility with regard to existing and future issuances of debt. The Company monitors its mix of fixed-rate and variable-rate debt, as well as its mix of short-term and long-term debt. As of December 31, 2020, less than 1% of the Company’s outstanding borrowings were subject to floating interest rates and were primarily comprised of foreign borrowings. A 10% change in the London Interbank Offered Rate (“LIBOR”) or floating interest rates at December 31, 2020 would not have a material effect on the Company’s interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2021, although there can be no assurance that interest rates will not change significantly.

In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out the use of LIBOR by the end of 2021.  On December 4, 2020, the ICE Benchmark Administration published a consultation on its intention to extend the publication of certain U.S. dollar LIBOR (“USD LIBOR”) rates until June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred benchmark alternative to USD LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on, and the market price for, our current or future indebtedness may be adversely affected. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to Consolidated Financial Statements for further discussion and details on this development.

As of December 31, 2020, nearly all of the Company’s outstanding borrowings were based on fixed rates and primarily related to the following unsecured Senior Notes:

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

We are subject to various laws and regulations applicable to parties doing business with the U.S. government, including laws and regulations governing performance of U.S. government contracts, the use and treatment of U.S. government furnished property and the nature of materials used in our products. We may be unilaterally suspended or barred from conducting business with the U.S. government or its suppliers (both directly and indirectly), or become subject to fines or other sanctions if we are found to have violated such laws or regulations. As a result of the need to comply with these laws and regulations, we are subject to increased risks of governmental investigations, civil fraud actions, criminal prosecutions, whistleblower lawsuits and other enforcement actions. For example, in August 2018, we received a subpoena from the U.S. Department of Defense, Office of the Inspector General, requesting documents pertaining to certain products manufactured by the Company’s Military and Aerospace Group that are purchased or used by the U.S. government, as noted herein in Item 3. Legal Proceedings and Note 14 of the Notes to Consolidated Financial Statements. The laws and regulations to which we are subject include, but are not limited to, Export Administration Regulations, the Federal Acquisition Regulation, the False Claims Act, International Traffic in Arms Regulations and regulations from the Bureau of Alcohol, Tobacco and Firearms and the FCPA. Failure to comply with applicable requirements also could harm our reputation and our ability to compete for future government contracts or sell commercial equivalent products. Any of these outcomes could have a material adverse effect on our business, results of operations and financial condition.

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

Certain of our products, including purchased components of such products, are subject to export controls and may be exported only with the required export license or through an export license exception. In addition, we are required to comply with certain U.S. and foreign sanctions and embargoes. These laws and regulations are complex, may change frequently and with limited notice, have generally become more stringent over time and have intensified under recent U.S. administrations, especially in light of recent trade tensions with China. For example, in 2019, the U.S. government added certain of the Company’s customers based in China to its “Entity List”, which imposes additional restrictions on sales to such customers. Although such restrictions did not have a material adverse effect on the Company’s business, financial condition and results of operations, the U.S. government has the power to place even greater restrictions on these and other customers, and such restrictions could prohibit the Company from selling products to such customers. If we were to fail to comply with these restrictions or applicable export licensing, customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines for us, the incarceration of responsible employees and managers, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Cybersecurity incidents on our information technology systems could disrupt business operations or cause the release of highly sensitive confidential information, resulting in adverse impacts to our reputation and operating results and potentially leading to litigation and/or governmental investigations.

Cybersecurity threats continue to expand and evolve globally, making it difficult to detect and prevent such threats from impacting the Company. While the Company has been a target of various cybersecurity attacks, including but not limited to ransomware attacks, the impact of such attacks has not been material. Cybersecurity threats to the Company could lead to unauthorized access to the Company’s information technology systems, products, customers, suppliers and third party service providers. Cybersecurity incidents could potentially result in the disruption of our business operations and/or the misappropriation, destruction or corruption of critical data and confidential or proprietary information. Cybersecurity events could also result in the Company being unable to access critical data in a timely manner, or at all. Cybersecurity incidents could also result from unauthorized parties gaining access to our systems or information through fraudulent or other means of deceiving our employees, suppliers or third party service providers. In addition, the ongoing COVID-19 pandemic may increase our susceptibility to cybersecurity incidents and risks, especially as certain of our employees have transitioned and continue to work from home. Despite the Company’s implementation of preventative security measures to prevent, detect, address and mitigate these threats, our infrastructure may still be susceptible to disruptions from cybersecurity incidents, ransomware attacks, security breaches, computer viruses, outages, systems failures, natural disasters, adverse public health developments, or other catastrophic events, any of which could include reputational damage, loss of our intellectual property, release of highly sensitive confidential information, the inability to access critical data, litigation with third parties and/or governmental investigations, among other things, which could have a material adverse effect on our business, financial condition and results of operations.

We and our business partners maintain significant amounts of data electronically in locations around the world.  This data relates to all aspects of our business, including financial information and current and future products under development, and also contains certain customer, supplier, partner and employee data.  We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber attacks or tampering that could compromise the integrity and privacy of this data or make the data inaccessible to us.  In addition, in certain cases, in order to conduct business, we outsource to third-party business partners.  We obtain assurances from those parties that they have systems and processes in place to protect our data, and where applicable, that they will take steps to assure the protection of our data; nonetheless, those partners may also be subject to data intrusion or a cyber attack.  Any compromise of the data could substantially disrupt our operations, harm our customers, employees and other business partners, damage our reputation, violate applicable laws and regulations, and subject us to potentially significant costs and liabilities.

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union's General Data Protection Regulation (“GDPR”), which became effective in May 2018, and the state of California’s California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, impose significant new requirements and additional obligations for companies on how they collect, process and transfer personal data by enhancing consumer privacy rights and imposing significant fines for non-compliance. The potential for fines and other related costs in the event of a breach of or non-

compliance with the GDPR, CCPA or other existing or proposed information security or privacy laws and requirements may have an adverse effect on our financial results.

Changes in fiscal and tax policies, audits and examinations by taxing authorities could impact the Company’s results.

The Company is subject to tax in the U.S. and numerous foreign jurisdictions.  The Company is currently under tax examination in several jurisdictions, and in addition, new examinations could be initiated by additional tax authorities. As the Company has operations in jurisdictions throughout the world, the risk of tax examinations will continue to occur. The Company’s financial condition, results of operations or cash flows may be materially impacted by the results of these tax examinations.

Any future changes in tax laws, regulations, accounting standards for income taxes and/or other tax guidance, including related interpretations, could materially impact the Company’s current and non-current tax liabilities, along with deferred tax assets and liabilities, and consequently, our financial condition, results of operations or cash flows.

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

The Company is currently engaged in, or subject to, various customer claims, litigation and other regulatory and legal matters and may be subject to additional claims, litigation and other regulatory or legal proceedings in the future. Such matters expose the Company to risks that could be material, including but not limited to, risks related to employment disputes, tax controversies, government investigations, intellectual property infringement, compliance with environmental laws, unfair sales practices, product safety and liability, and product warranty, indemnity and other contract-related claims. These matters may subject the Company to lawsuits, product recalls, government investigations and criminal liability, including claims for compensatory, punitive or consequential damages, and could result in disruptions to our business and significant legal expenses. These matters could also damage our reputation, harm our relationships with customers or negatively affect product demand. While the Company does maintain certain insurance coverages that may mitigate losses associated with some of these types of claims and proceedings, the policies may not respond in all cases and, where insurance exists, the amount of insurance coverage may not be adequate to cover the total claims and liabilities. Any current or future substantial liabilities or regulatory actions could have a material adverse effect on our business, financial condition, cash flows and reputation.

The Company is subject to environmental laws and regulations that could adversely affect its business.

The Company operates in both the United States and various foreign jurisdictions, and we must comply with locally enacted laws and regulations addressing health, safety and environmental matters in such jurisdictions in which we manufacture and/or sell our products. Certain operations of the Company are subject to locally enacted environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. While the Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations, the Company and its operations may be subject to liabilities, regardless of fault, for investigative and/or remediation efforts on such matters that may arise at any of the Company’s former or current properties, either owned or leased. For example, as disclosed in Note 14 of the Notes to Consolidated Financial Statements, the Company has been named as one of several defendants in four separate lawsuits filed in the State of Indiana relating to a manufacturing site in Franklin, Indiana where the Company has been conducting an environmental clean-up effort under the direction of the United States Environmental Protection Agency. All costs incurred by the Company relating to these lawsuits as well as all costs associated with the clean-up effort at the manufacturing site are reimbursed by the former owner pursuant to an indemnification agreement entered into in connection with the acquisition of the manufacturing site as part of a larger acquisition that led to the establishment of the Company’s business in 1987. Environmental liabilities can result from the use of hazardous materials in production, the disposal of products, damages associated with the use of any of our products or other related matters. We cannot be certain as to the potential impact of any changes to environmental conditions or environmental policies that may arise at any of our jurisdictions. Our failure to comply with these local environmental laws and regulations could result in fines or other punitive damages and/or modifications to our production processes as well as subject us to reputational harm, any of which could adversely impact our financial position, results of operations, or cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s fixed assets include plants and warehouses and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using tools and fixtures and in many instances having automatic control features and special adaptations. The Company’s plants, warehouses and machinery and equipment are generally in good operating condition, are reasonably maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2020, the Company operated a total of approximately 480 plants, warehouses and offices of which (a) the locations in the U.S. had approximately 3.9 million square feet, of which approximately 2.0 million square feet were leased; (b) the locations outside the U.S. had approximately 17.6 million square feet, of which approximately 13.6 million square feet were leased; and (c) the square footage by segment was approximately 20.2 million square feet and approximately 1.3 million square feet for the Interconnect Products and Assemblies segment and the Cable Products and Solutions segment, respectively. Of the total plants, warehouses and offices operated by the Company, approximately 200 are manufacturing facilities with over 10,000 square feet, of which approximately half are ISO 14001 certified.

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

Item 3. Legal Proceedings

Information with respect to legal proceedings and this item is included in Note 14 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company effected the initial public offering of its Class A Common Stock (“Common Stock”) in November 1991. The Company’s Common Stock has been listed on the New York Stock Exchange since that time under the ticker symbol “APH”. As of January 31, 2021, there were 32 holders of record of the Company’s Common Stock. A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its Common Stock.

Stock Split

On January 27, 2021, the Company announced that its Board of Directors approved a two-for-one split of the Company’s common stock. The stock split will be effected in the form of a stock dividend paid to shareholders of record as of the close of business on February 16, 2021. The Company expects the additional shares will be distributed on March 4, 2021. Refer to Note 8 of the Notes to Consolidated Financial Statements for the pro forma effect of this stock split as if it had been effective for all years presented.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of Amphenol over a period of five years ending December 31, 2020 with the performance of the Standard & Poor’s 500 (“S&P 500”) Stock Index and the Dow Jones U.S. Electrical Components & Equipment Index. This graph assumes that $100 was invested in the Common Stock of Amphenol and each index on December 31, 2015, reflects reinvested dividends and is weighted on a market capitalization basis as of the beginning of each year. Each reported data point below represents the last trading day of each calendar year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

Dividends

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock.

The following table sets forth the dividends declared per common share for each quarter of 2020 and 2019:

	2020	2019
First Quarter	$0.25	$0.23
Second Quarter	0.25	0.23
Third Quarter	0.25	0.25
Fourth Quarter	0.29	0.25
Total	$1.04	$0.96

Dividends declared and paid for the years ended December 31, 2020 and 2019 (in millions) were as follows:

	2020	2019
Dividends declared	$310.0	$285.3
Dividends paid (including those declared in the prior year)	297.6	279.5

The Company’s Revolving Credit Facility contains financial covenants and restrictions, some of which may limit the Company’s ability to pay dividends, and any future indebtedness that the Company may incur could limit its ability to pay dividends.

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 31, 2020:

Equity Compensation Plan Information
	Number of securities to	Weighted average	Number of
	be issued upon exercise	exercise price of	securities
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	34,005,999	$75.17	17,863,121
Equity compensation plans not approved by security holders	—	—	—
Total	34,005,999	$75.17	17,863,121

Repurchase of Equity Securities

In April 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2020, the Company repurchased 6.0 million shares of its Common Stock for $641.3 million under the 2018 Stock Repurchase Program. Of the total repurchases in 2020, 1.4 million shares, or $153.9 million, have been retained in Treasury stock at time of repurchase; the remaining 4.6 million shares, or $487.4 million, have been retired by the Company.  From January 1, 2021 through January 31, 2021, the Company repurchased $4.0 million of its Common Stock, and has remaining authorization to purchase up to $199.8 million of its Common Stock under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the level of uncertainty relating to the COVID-19 pandemic, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

The table below reflects the Company’s stock repurchases for the year ended December 31, 2020:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
First Quarter - 2020	2,692,461	$95.54	2,692,461	$587.9
Second Quarter - 2020	—	—	—	587.9
Third Quarter - 2020	1,869,448	108.01	1,869,448	385.9

Fourth Quarter - 2020:
October 1 to October 31, 2020	193,338	113.77	193,338	363.9
November 1 to November 30, 2020	778,155	123.31	778,155	268.0
December 1 to December 31, 2020	486,227	132.07	486,227	203.8
	1,457,720	124.97	1,457,720	203.8

Total - 2020	6,019,629	$106.54	6,019,629	$203.8

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

(dollars and shares
in millions, except per share data)	2020		2019		2018		2017		2016

Operations
Net sales	$8,598.9		$8,225.4		$8,202.0		$7,011.3		$6,286.4
Net income attributable to Amphenol Corporation	1,203.4	(1)	1,155.0	(2)	1,205.0	(3)	650.5	(4)	822.9	(5)
Net income per common share—Diluted	3.91	(1)	3.75	(2)	3.85	(3)	2.06	(4)	2.61	(5)

Financial Condition
Cash, cash equivalents and short-term investments	$1,738.1		$908.6		$1,291.7		$1,753.7		$1,173.2
Working capital	3,186.5		2,078.5		2,120.3		3,076.6		1,956.0
Total assets	12,327.3		10,815.5		10,044.9		10,003.9		8,498.7
Long-term debt, including current portion	3,866.5		3,606.7		3,570.7		3,542.6		3,010.7
Shareholders’ equity attributable to Amphenol Corporation	5,384.9		4,530.3		4,017.0		3,989.8		3,674.9
Weighted average shares outstanding—Diluted	307.5		307.9		312.6		316.5		315.2
Cash dividends declared per share	$1.04		$0.96		$0.88		$0.70		$0.58
(1)	Includes (a) excess tax benefits related to stock-based compensation of $42.8 resulting from stock option exercises and (b) a discrete tax benefit of $19.9 related to the settlements of refund claims in certain non-U.S. jurisdictions and the resulting adjustments to deferred taxes, partially offset by (c) acquisition-related expenses of $11.5 ($10.7 after-tax) primarily comprised of external transaction costs related to acquisitions that were announced or closed. These items had the aggregate effect of increasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $52.0 and $0.17 per share, respectively. Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, both non-GAAP financial measures defined in Part II, Item 7 herein, were $1,151.4 and $3.74 per share, respectively, for the year ended December 31, 2020.

(2)	Includes (a) excess tax benefits related to stock-based compensation of $38.1 resulting from stock option exercises, partially offset by (b) acquisition-related expenses of $25.4 ($21.0 after-tax) comprised of the amortization related to the value associated with acquired backlog from two acquisitions, along with external transaction costs and (c) refinancing-related costs of $14.3 ($12.5 after-tax) associated with the early extinguishment of debt. These items had the aggregate effect of increasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $4.6 and $0.01 per share, respectively. Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, both non-GAAP financial measures defined in Part II, Item 7 herein, were $1,150.4 and $3.74 per share, respectively, for the year ended December 31, 2019.

(3)	Includes (a) an income tax benefit of $14.5 recorded in 2018 related to the completion of the accounting associated with the provisional income tax charge recorded in 2017 related to the enactment of the Tax Cuts and Jobs Act and (b) excess tax benefits related to stock-based compensation of $19.8 resulting from stock option exercises, partially offset by (c) acquisition-related expenses of $8.5 ($7.2 after-tax) primarily relating to external transaction costs. These items had the aggregate effect of increasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $27.1 and $0.08 per share, respectively. Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $1,177.9 and $3.77 per share, respectively, for the year ended December 31, 2018.

(4)	Includes (a) an income tax charge of $398.5 related to the enactment of the Tax Cuts and Jobs Act, which represented our estimate of taxes arising from the implementation of a modified territorial tax regime and the deemed and intended repatriation of prior unremitted earnings of foreign subsidiaries, partially offset by the tax benefit associated with the remeasurement of the Company’s U.S. net deferred tax liabilities due to the U.S. federal corporate tax rate reduction and (b) acquisition-related expenses of $4.0 ($3.7 after-tax) primarily relating to external transaction costs associated with 2017 acquisitions, partially offset by (c) excess tax benefits related to stock-based compensation of $66.6 resulting from stock option exercises. These items had the aggregate effect of decreasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $335.6 and $1.06 per share, respectively. Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $986.1 and $3.12 per share, respectively, for the year ended December 31, 2017.

(5)	Includes acquisition-related expenses of $36.6 ($33.1 after-tax) primarily relating to the FCI Asia Pte. Ltd. (“FCI”) and other 2016 acquisitions, including external transaction costs, amortization related to the value associated with acquired backlog and restructuring charges. These items had the aggregate effect of decreasing Net income attributable to Amphenol Corporation and Net income per common share-Diluted by $33.1 and $0.11 per share, respectively. Excluding the effect of these items, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $856.0 and $2.72 per share, respectively, for the year ended December 31, 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three years ended December 31, 2020, 2019 and 2018 has been derived from and should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, herein. The Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meanings, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 7 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Overview

General

Amphenol Corporation (together with its subsidiaries, “Amphenol”, the “Company”, “we”, “our”, or “us”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable. The Company operates through two reporting segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. In 2020, approximately 71% of the Company’s sales were outside the United States. The primary end markets for our products are:

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

In 2020, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $8,598.9, $1,638.4 and $1,203.4, respectively, representing an increase of 5%, 1% and 4%, respectively, from 2019. In 2020, the Company’s net income attributable to Amphenol Corporation was impacted by (a) excess tax benefits related to stock-based compensation of $42.8 resulting from stock option exercises and (b) a discrete tax benefit of $19.9 related to the settlements of refund claims in certain non-U.S. jurisdictions and the resulting adjustments to deferred taxes, partially offset by (c) acquisition-related expenses of $11.5 ($10.7 after-tax) primarily comprised of external transaction costs related to acquisitions that were announced or closed. In 2019, the Company’s net income attributable to Amphenol Corporation was impacted by (a) excess tax benefits related to stock-based compensation of $38.1 resulting from stock option exercises, partially offset by (b) acquisition-related expenses of $25.4 ($21.0 after-tax) primarily from the amortization related to the value associated with acquired backlog as well as external transaction costs and (c) refinancing-related costs associated with the early extinguishment of debt of $14.3 ($12.5 after-tax), comprised primarily of the premiums and other fees incurred from the early extinguishment of redeemed amounts of our 3.125% Senior Notes and 4.00% Senior Notes resulting from the tender offers in September 2019 described herein under “Liquidity and Capital Resources – Financing Activities”. Excluding the effects of these items, Adjusted Operating Income and Adjusted Net Income attributable to Amphenol Corporation, as defined in the “Non-GAAP Financial Measures” section below and reconciled in Part II, Item 7 herein, was unchanged in 2020 compared to 2019. Sales and profitability trends are discussed in detail in “Results of Operations” below. In addition, a strength of the Company has been its ability to consistently generate cash from operations (“Operating Cash Flow”). The Company uses Operating Cash Flow to fund capital expenditures and acquisitions, repurchase shares of its common stock, pay dividends and reduce indebtedness. In 2020, the Company generated Operating Cash Flow of $1,592.0 and Free Cash Flow of $1,327.9. Free Cash Flow, a non-GAAP financial measure, is defined in the “Non-GAAP Financial Measures” section below and reconciled within this Part II, Item 7 herein.

Impact of Coronavirus (“COVID-19”) on our Operations, Financial Condition, Liquidity and Results of Operations

The COVID-19 pandemic has caused widespread disruptions to our Company during 2020, particularly during the first half of the year.  During the first quarter, these disruptions were primarily limited to our operations in China, which were closed for three weeks during January and February due to government mandates.  As the virus spread to the rest of the world beginning in March and continuing throughout the remainder of 2020, most of our other operations outside of China were also impacted.  As of December 31, 2020, we continue to experience some disruptions, and at a minimum, we expect those disruptions to continue through the first half of 2021 and they could, potentially, extend for the full year and beyond.  These disruptions have included and may continue to include, depending on the specific location, government regulations that limit our ability to operate certain of our facilities at full capacity and to adjust certain costs, travel restrictions, “work-from-home” orders, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers.  During the fourth quarter of 2020 and into 2021, in several regions around the world, including the United States and Europe, there has been a resurgence in COVID-19 cases. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, future government regulations and actions in response to the crisis, the timing, availability and effectiveness of vaccines, some of which have recently been approved and distributed for use, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.  In addition, the COVID-19 pandemic could impact the health of our management team and other employees. The Company continues taking actions to mitigate, as best we can, the impact of the COVID-19 pandemic on the health and well-being of our employees, the communities in which we operate and our partners, as well as the impact on our operations and business as a whole.  However, there can be no assurance that the COVID-19 pandemic will not have a material and adverse impact on our operations, financial condition, liquidity and results of operations. For further discussion on the risks and uncertainties associated with the COVID-19 pandemic, refer to Part I, Item 1A. Risk Factors.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the years indicated.

	Year Ended December 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.0	68.2	67.6
Acquisition-related expenses	0.1	0.3	0.1
Selling, general and administrative expenses	11.8	11.8	11.7
Operating income	19.1	19.7	20.6
Interest expense	(1.3)	(1.4)	(1.2)
Loss on early extinguishment of debt	—	(0.2)	—
Other income, net	—	0.1	—
Income before income taxes	17.8	18.2	19.4
Provision for income taxes	(3.7)	(4.1)	(4.5)
Net income	14.1	14.1	14.9
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)
Net income attributable to Amphenol Corporation	14.0%	14.0%	14.7%

2020 Compared to 2019

Net sales were $8,598.9 for the year ended December 31, 2020 compared to $8,225.4 for the year ended December 31, 2019, which was an increase of 5% in U.S. dollars, 4% in constant currencies, and 2% organically (excluding both currency and acquisition impacts), over the prior year. The increase in net sales in 2020 was driven by strong growth in several markets, which was partially offset by the sudden and severe slowdown in certain of our markets resulting from the global outbreak of the COVID-19 pandemic, which also caused production disruptions in many parts of the world during much of the first half of 2020.

Net sales in the Interconnect Products and Assemblies segment (approximately 96% of net sales) increased 5% in U.S. dollars, 4% in constant currencies, and 2% organically, in 2020 compared to 2019. The sales growth was driven by strong growth in the industrial, information technology and data communications, and mobile devices markets, along with moderate growth in the military market, and contributions from the Company’s acquisition program. This sales growth was partially offset by declines in the commercial aerospace, mobile networks and automotive markets, all of which were negatively impacted by the COVID-19 pandemic. Net sales to the industrial market increased (approximately $246.4), primarily driven by strength in battery and electric vehicle, industrial instrumentation, heavy equipment, alternative energy and medical applications, along with contributions from acquisitions. Net sales to the information technology and data communications market increased (approximately $234.0), driven primarily by strong sales growth to data center customers and market demand for storage and networking related products as customers worked to support higher demand for increased bandwidth to support work, school and entertainment activities during the pandemic, along with contributions from acquisitions. Net sales to the mobile devices market increased (approximately $179.9), driven by strength in products incorporated into laptops, tablets, wearable devices, and accessories along with production-related products, which was partially offset by a slight moderation of sales into smartphones. Net sales to the military market increased (approximately $32.2), driven by strength across multiple segments of the military market, offset in part by the impact of pandemic-related production disruptions experienced during the first half of the year. Net sales to the commercial aerospace market decreased significantly (approximately $135.3) primarily due to the significant impact of the COVID-19 pandemic on travel and aircraft production. Net sales to the mobile networks market decreased (approximately $98.5), which reflected the impact of the 2019 U.S. Government restrictions on certain Chinese customers as well as reduced demand from both mobile networks equipment manufacturers and mobile operators, partially as a result of the negative impact of the COVID-19 pandemic, offset in part by contributions from acquisitions. Net sales to the automotive market decreased (approximately $86.0), due to a significant reduction in demand resulting from customer factory shutdowns together with production disruptions in the first half of 2020 resulting from the COVID-19 pandemic, which was partially offset by a strong recovery of demand during the second half of the year.

Net sales in the Cable Products and Solutions segment (approximately 4% of net sales), which primarily serves the broadband communications market, decreased 4% in U.S. dollars, 1% in constant currencies and 1% organically in 2020, compared to 2019. The decrease in net sales in the Cable Products and Solutions segment was largely driven by the negative impact of the COVID-19 pandemic primarily during the first half of 2020, as well as an overall weakness in market demand.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment and consolidated, for the year ended December 31, 2020 compared to the year ended December 31, 2019:

			Percentage Growth (relative to prior year)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
	2020	2019	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$8,229.9	$7,840.3	5%	1%	4%	2%	2%
Cable Products and Solutions	369.0	385.1	(4)%	(3)%	(1)%	—%	(1)%
Consolidated	$8,598.9	$8,225.4	5%	1%	4%	2%	2%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Consolidated Statements of Income and Note 13 of the accompanying financial statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(2)	Foreign currency translation impact, a non-GAAP measure, represents the impact on net sales resulting from foreign currency exchange rate changes in the current year compared to the prior year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the respective prior year from current year reported net sales, taken as a percentage of the respective prior year’s net sales.
(3)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section.
(4)	Acquisition impact, a non-GAAP measure, represents the impact on net sales resulting from acquisitions closed since the beginning of the prior calendar year, which were not included in the Company’s results as of the comparable prior year and which do not reflect the underlying growth of the Company on a comparative basis.

Geographically, net sales in the United States in 2020 decreased approximately 1% in U.S. dollars ($2,494.0 in 2020 versus $2,524.7 in 2019) and 5% organically, compared to 2019. Foreign sales in 2020 increased approximately 7% in U.S. dollars ($6,104.9 in 2020 versus $5,700.7 in 2019), 7% in constant currencies and 5% organically, compared to 2019, driven by strong growth in Asia. The comparatively weaker U.S. dollar in 2020 had an insignificant effect on net sales compared to 2019.

Selling, general and administrative expenses were $1,014.2 or 11.8% of net sales for 2020, compared to $971.4 or 11.8% of net sales for 2019. Administrative expenses increased approximately $27.5 in 2020, and represented approximately 4.8% of net sales in 2020 and 4.7% of net sales in 2019. Research and development expenses increased approximately $26.5 in 2020 primarily related to increases in expenses for new product development, and represented approximately 3.0% of net sales in 2020 and 2.8% of net sales in 2019. Selling and marketing expenses decreased approximately $11.2 in 2020 compared to 2019, and represented approximately 4.0% of net sales in 2020 and 4.3% of net sales in 2019.

Operating income was $1,638.4 or 19.1% of net sales in 2020, compared to $1,619.2 or 19.7% of net sales in 2019. Operating income for 2020 included acquisition-related expenses of $11.5, primarily comprised of external transaction costs related to acquisitions that were announced or closed. Operating income for 2019 included acquisition-related expenses of $25.4, comprised of the amortization of $15.7 related to the value associated with the acquired backlog resulting from two of our 2019 acquisitions, with the remainder representing external transaction costs. These acquisition-related expenses in 2020 and 2019 had the effect of decreasing net income by $10.7 or $0.03 per share, and $21.0 or $0.07 per share, respectively. Acquisition-related expenses are separately presented in the Consolidated Statements of Income. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, was $1,649.9 or 19.2% of net sales, respectively, in 2020 and $1,644.6 or 20.0% of net sales, respectively, in 2019.

Operating income for the Interconnect Products and Assemblies segment in 2020 was $1,741.2 or 21.2% of net sales, compared to $1,722.7 or 22.0% of net sales in 2019. The decrease in operating margin for the Interconnect Products and Assemblies segment for 2020 compared to 2019 was primarily driven by the significant incremental costs incurred, primarily during the first half of 2020, related to the COVID-19 pandemic. This decrease in the operating margin during the first half of 2020 was partly offset by strong operating leverage on higher sales volumes during the second half of 2020.

Operating income for the Cable Products and Solutions segment in 2020 was $35.4 or 9.6% of net sales, compared to $39.5 or 10.2% of net sales in 2019. The decrease in operating margin for the Cable Products and Solutions segment in 2020 compared to 2019 was primarily driven by lower volumes as well as the negative impact of the COVID-19 pandemic, primarily during the first half of 2020.

Interest expense was $115.4 in 2020 compared to $117.6 in 2019. Refer to Note 4 of the Consolidated Financial Statements for further information related to the Company’s debt.

Loss on early extinguishment of debt was $14.3 in 2019, which related to refinancing-related costs, specifically premiums and fees incurred associated with the early extinguishment of certain redeemed principal amounts of the 3.125% Senior Notes and 4.00% Senior Notes (collectively, the “Tendered Notes”) as a result of the tender offers in September 2019. Refer to Note 4 of the accompanying Consolidated Financial Statements and the “Liquidity and Capital Resources” section within this Item 7 for further information related to the Tendered Notes.

Provision for income taxes was at an effective rate of 20.5% in 2020 and 22.2% in 2019. Provision for income taxes in 2020 included (i) excess tax benefits of $42.8 from stock option exercises and (ii) a discrete tax benefit of $19.9 related to the settlements of refund claims in certain non-U.S. jurisdictions and the resulting adjustments to deferred taxes, which was partially offset by the tax effect related to acquisition-related expenses during the year, each of which had an impact on the effective tax rate and earnings per share by the amounts noted in the table below. Provision for income taxes in 2019 included excess tax benefits of $38.1 from stock option exercises, which was partially offset by the tax effects related to (i) acquisition-related expenses during the year and (ii) refinancing-related costs associated with the early extinguishment of debt, each of which had an impact on the effective tax rate and earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 7, was 24.5% for both 2020 and 2019, as reconciled in the table below to the comparable effective tax rate based on GAAP results. For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 6 of the Notes to Consolidated Financial Statements.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $1,203.4 and $3.91, respectively, for 2020, compared to $1,155.0 and $3.75, respectively, for 2019. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $1,151.4 and $3.74, respectively, for 2020, compared to $1,150.4 and $3.74, respectively, for 2019.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2020 and 2019:

	2020					2019
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$1,638.4	19.1%	$1,203.4	20.5%	$3.91	$1,619.2	19.7%	$1,155.0	22.2%	$3.75
Acquisition-related expenses	11.5	0.1	10.7	(0.1)	0.03	25.4	0.3	21.0	(0.1)	0.07
Loss on early extinguishment of debt	-	-	-	-	-	-	-	12.5	(0.1)	0.04
Excess tax benefits related to stock-based compensation	-	-	(42.8)	2.8	(0.14)	-	-	(38.1)	2.5	(0.12)
Discrete tax item	-	-	(19.9)	1.3	(0.06)	-	-	-	-	-
Adjusted (non-GAAP)	$1,649.9	19.2%	$1,151.4	24.5%	$3.74	$1,644.6	20.0%	$1,150.4	24.5%	$3.74

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measure.

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

Geographically, net sales in the United States in 2019 increased approximately 13% in U.S. dollars ($2,524.7 in 2019 versus $2,241.4 in 2018) and 4% organically, compared to 2018. Foreign sales in 2019 decreased approximately 4% in U.S. dollars ($5,700.7 in 2019 versus $5,960.6 in 2018), 2% in constant currencies and 6% organically, compared to 2018, driven by moderations in Asia. The comparatively stronger U.S. dollar in 2019 had the effect of decreasing net sales by approximately $125.8, compared to foreign currency translation rates in 2018.

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

Operating income was $1,619.2 or 19.7% of net sales in 2019, compared to $1,686.9 or 20.6% of net sales in 2018. Operating income for 2019 included acquisition-related expenses of $25.4, comprised of the amortization of $15.7 related to the value associated with the acquired backlog resulting from two of our 2019 acquisitions, with the remainder representing external transaction costs. Operating income for 2018 included acquisition-related expenses of $8.5, related to external transaction costs. These acquisition-related expenses are separately presented in the Consolidated Statements of Income. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $1,644.6 or 20.0% of net sales, respectively, in 2019 and $1,695.4 or 20.7% of net sales, respectively, in 2018.

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

Operating income for the Cable Products and Solutions segment in 2019 was $39.5 or 10.2% of net sales, compared to $52.6 or 12.5% of net sales in 2018. The decrease in operating margin for the Cable Products and Solutions segment in 2019 compared to 2018 was primarily driven by lower volumes and product mix.

Interest expense was $117.6 in 2019 compared to $101.7 in 2018. The increase is primarily due to higher average debt levels and the higher average interest rate associated with the 4.350% U.S. Senior Notes issuance in January 2019 (the net proceeds of which, along with commercial paper borrowings, were used to repay the Company’s 2.55% U.S. Senior Notes also in January 2019).

Loss on early extinguishment of debt was $14.3 in 2019, which related to refinancing-related costs, specifically premiums and fees incurred associated with the early extinguishment of the Tendered Notes as a result of the tender offers in September 2019. Refer to Note 4 of the accompanying Consolidated Financial Statements and the Liquidity and Capital Resources section within this Item 7 for further information related to the Tendered Notes.

Provision for income taxes was at an effective rate of 22.2% in 2019 and 23.4% in 2018. Provision for income taxes in 2019 included excess tax benefits of $38.1 from stock option exercises, which was partially offset by the tax effects related to (i) acquisition-related expenses during the year and (ii) refinancing-related costs associated with the early extinguishment of debt, each of which had an impact on the effective tax rate and earnings per share by the amounts noted in the table below. Provision for income taxes in 2018 included (i) excess tax benefits of $19.8 from stock option exercises and (ii) an income tax benefit of $14.5 related to the completion of the accounting of the income tax charge (“Tax Act Charge”) associated with the Tax Cuts and Jobs Act (“Tax Act”), which were partially offset by the tax effect related to acquisition-related expenses during the year, each of which had an impact on the effective tax rate and earnings per share by the amounts noted in the table below. These items had the aggregate effect of lowering the effective tax rate and increasing earnings per share by the amounts noted in the tables below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 7, was 24.5% and 25.5% for 2019 and 2018, respectively, as reconciled in the table below to the comparable effective tax rate based on GAAP results. For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 6 of the Notes to Consolidated Financial Statements.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $1,155.0 and $3.75, respectively, for 2019, compared to $1,205.0 and $3.85, respectively, for 2018. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $1,150.4 and $3.74, respectively, for 2019, compared to $1,177.9 and $3.77, respectively, for 2018.

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

Liquidity and Capital Resources

Liquidity and Cash Requirements

At December 31, 2020 and 2019, the Company had cash, cash equivalents and short-term investments of $1,738.1 and $908.6, respectively. The majority of the Company’s cash, cash equivalents and short-term investments on hand as of December 31, 2020 and 2019 was located outside of the United States. The Company used approximately $145, net of cash acquired, of its cash and cash equivalents as of December 31, 2020 to fund two acquisitions in January 2021. The Company also expects to fund the anticipated acquisition of MTS (as defined below) by the middle of 2021, through a combination of cash and cash equivalents on hand, along with borrowings under our existing revolving credit or commercial paper facilities, as discussed in more detail later within this Item 7. As of December 31, 2020, there were no outstanding borrowings under the Company’s Commercial Paper Programs and the Revolving Credit Facility (each defined below).

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

As a result of the Tax Act, on December 31, 2017, the Company indicated an intention to repatriate most of its pre-2018 accumulated earnings and recorded the foreign and U.S. state and local tax costs related to the repatriation. The associated tax payments are due as the repatriations are made. On December 31, 2019 and 2018, the Company indicated its intention to distribute certain 2019 and 2018 foreign earnings, respectively, and accrued foreign and U.S. state and local taxes, if applicable, on those earnings as appropriate and indefinitely reinvest all remaining 2019 and 2018 foreign earnings, respectively. The Company intends to distribute certain 2020 foreign earnings and has accrued foreign and U.S. state and local taxes, if applicable, on those earnings as appropriate as of December 31, 2020, and intends to indefinitely reinvest all remaining 2020 foreign earnings. The Company intends to evaluate certain post-2020 earnings for distribution, and accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. As of December 31, 2020, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $900 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated.

The Company’s primary sources of liquidity are internally generated cash flow, our cash, cash equivalents and short-term investments on hand, the U.S. Commercial Paper Program, the Euro Commercial Paper Program, and the Revolving Credit Facility (each as defined below in this Item 7).  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets (including the issuances of the 2025 Senior Notes in February 2020 and the 2026 Euro Notes in May 2020, each as defined and discussed further within this Item 7), provide adequate liquidity to meet its obligations for at least the next twelve months.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, the MTS acquisition, product development activities, repurchases of its Common Stock, dividends, debt service, payments associated with the Transition Tax (which is payable in annual installments until 2025), taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), and funding of pension obligations. The Company’s debt service requirements consist primarily of principal and interest on the Company’s Senior Notes (including the 3.125% Senior Notes due in September 2021), and to the extent of any amounts outstanding, the Revolving Credit Facility and the Commercial Paper Programs (all as defined below). The Company may also use cash to fund all or part of the cost of future acquisitions. The Company expects that capital expenditures in 2021 will be in a range of 3% to 4% of net sales.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018, as reflected in the Consolidated Statements of Cash Flow:

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$1,592.0	$1,502.3	$1,112.7
Net cash used in investing activities	(333.5)	(1,228.8)	(441.8)
Net cash used in financing activities	(516.6)	(648.4)	(1,070.1)
Effect of exchange rate changes on cash and cash equivalents	68.9	(13.2)	(40.6)
Net change in cash and cash equivalents	$810.8	$(388.1)	$(439.8)

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $1,592.0 for 2020, compared to $1,502.3 for 2019 and $1,112.7 for 2018. The increase in Operating Cash Flow for 2020 compared to 2019 is primarily due to the increase in net income, along with a lower usage of cash related to the change in working capital as discussed below. The increase in Operating Cash Flow for 2019 compared to 2018 was primarily related to a lower usage of cash related to the change in working capital. Operating Cash Flow in 2018 also reflected the Company’s voluntary cash contribution of approximately $81.0 in the first quarter of 2018 to fund our U.S. defined benefit pension plans (“U.S. Plans”, and together with its foreign plans, the “Plans”), while no such voluntary cash contribution to the U.S. Plans was made in 2019.

In 2020, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $38.9, excluding the impact of acquisitions and foreign currency translation, due to increases in accounts receivable, inventories, and prepaid expenses and other current assets of $146.3, $102.0 and $88.6, respectively, partially offset by increases in accounts payable of $204.3 and accrued liabilities, including income taxes, of $93.7. In 2019, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $81.6, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accrued liabilities, including income taxes, of $129.3 and accounts payable of $60.2, partially offset by a decrease in accounts receivable of $117.3. In 2018, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $362.4, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable, inventories, and prepaid expenses and other current assets of $237.9,

$173.3 and $47.7, respectively, partially offset by increases in accounts payable and accrued liabilities, including income taxes, of $48.8 and $47.7, respectively.

The following describes the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets at December 31, 2020 compared to December 31, 2019. Accounts receivable increased $215.2 to $1,951.6 primarily due to higher sales in the fourth quarter of 2020 relative to the fourth quarter of 2019, along with the effect of translation from exchange rate changes at December 31, 2020 compared to December 31, 2019 (“Translation”). Days sales outstanding at December 31, 2020 and 2019 were 72 days and 73 days, respectively. Inventories increased $152.1 to $1,462.2, primarily to support higher sales levels, along with the effect of Translation. Inventory days at December 31, 2020 and 2019 were 79 days and 80 days, respectively. Prepaid expenses and other current assets increased $82.8 to $338.9, primarily due to increases in certain prepaid expenses and other current receivables. Property, plant and equipment, net, increased $55.6 to $1,054.6, primarily due to capital expenditures of $276.8 and Translation, partially offset by depreciation of $252.7 and disposals. Goodwill increased $165.0 to $5,032.1, primarily as a result of Translation, as well as goodwill recognized related to two acquisitions that closed in 2020. Other intangible assets, net, decreased $44.5 to $397.5 primarily due to the amortization of $49.6 related to the Company’s intangible assets. Other long-term assets increased $56.1 to $352.3, primarily due to an increase in operating lease right-of-use assets, along with an increase in deferred tax assets. Accounts payable increased $253.9 to $1,120.7, primarily as a result of increased purchasing activity related to higher sales levels, along with Translation. Payable days at December 31, 2020 and 2019 were 61 days and 53 days, respectively. Total accrued expenses, including accrued income taxes, increased $90.7 to $953.3, primarily as a result of an increase in accrued salaries and wages and other accrued expenses, partly offset by the contingent consideration payment (related to the SSI acquisition) of $75.0 in June 2020, a deferred purchase price payment in the third quarter of $16.2, and a decrease in accrued income taxes, primarily resulting from U.S. federal tax payments. Accrued pension and postretirement benefit obligations increased $29.8 to $228.6, primarily due to a decrease in the discount rate used to calculate the pension liabilities, partially offset by benefit payments. Other long-term liabilities, including deferred tax liabilities, increased $21.9 to $706.3, primarily as a result of an increase in deferred tax liabilities.

In 2020, 2019 and 2018, the Company made aggregate cash contributions to its defined benefit pension plans of approximately $6.5, $6.6 and $88.3, respectively. In 2018, approximately $81.0 of the contributions in that year related to the January 2018 voluntary cash contribution to fund our U.S. Plans. There is no current requirement for cash contributions to any of the Company’s U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, as discussed in more detail in Note 9 of the Notes to Consolidated Financial Statements.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the years ended December 31, 2020, 2019 and 2018. The increase in Free Cash Flow in 2020 compared to 2019 was driven by the increase in Operating Cash Flow, as described above, and to a lesser extent, a decrease in capital expenditures. The increase in Free Cash Flow in 2019 compared to 2018 was driven by the increase in Operating Cash Flow, as described above.

	2020	2019	2018
Operating Cash Flow (GAAP)	$1,592.0	$1,502.3	$1,112.7
Capital expenditures (GAAP)	(276.8)	(295.0)	(310.6)
Proceeds from disposals of property, plant and equipment (GAAP)	12.7	7.4	5.0
Free Cash Flow (non-GAAP)	$1,327.9	$1,214.7	$807.1

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, sales and maturities (purchases) of short-term investments, net, and acquisitions.

Net cash used in investing activities was $333.5 in 2020, compared to $1,228.8 in 2019 and $441.8 in 2018. In 2020, net cash used in investing activities was driven primarily by capital expenditures (net of disposals) of $264.1, the use of $50.4 to fund acquisitions, and net purchases of short-term investments of $18.4. In 2019, net cash used in investing activities was driven primarily by the use of $937.4 to fund acquisitions, capital expenditures (net of disposals) of $287.6, and net purchases of short-term investments of $3.8. In 2018, net cash used in investing activities was driven primarily by capital expenditures (net of disposals) of $305.6 and the use of $158.9 to fund acquisitions, partially offset by net sales and maturities of short-term investments of $22.7.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of common stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash used in financing activities was $516.6 in 2020, compared to $648.4 in 2019 and $1,070.1 in 2018. In 2020, net cash used in financing activities was driven primarily by (i) repurchases of the Company’s common stock of $641.3, (ii) the repayments of $404.4 associated with the Company’s 2.20% U.S. Senior Notes due April 2020 and other debt, (iii) net repayments of $385.8 related to the Company’s commercial paper programs, (iv) dividend payments of $297.6, (v) payment of $75.0 related to acquisition-related contingent consideration, (vi) payment of $16.2 associated with the deferred purchase price related to an acquisition, (vii) distributions to and purchases of noncontrolling interests of $14.9, (vii) payments of costs of $8.7 related to debt financing primarily associated with the 2025 Senior Notes and 2026 Euro Notes (each as defined below), and (viii) net repayments under the Company’s credit facilities of $0.7, partially offset by (i) net cash proceeds from both the February 2020 issuance of the 2025 Senior Notes and the May 2020 issuance of the 2026 Euro Notes of $942.3 and (ii) cash proceeds of $385.7 from the exercise of stock options. In 2019, net cash used in financing activities was driven primarily by (i) the aggregate repayments of $1,111.5 associated with certain of the Company’s senior notes (the 2.55% U.S. Senior Notes due January 2019 and the early extinguishment of the Tendered Notes in September 2019) and other long-term debt, (ii) repurchases of the Company’s common stock of $601.7, (iii) dividend payments of $279.5, (iv) net repayments of $229.0 associated with the Company’s commercial paper programs, (v) distributions to and purchases of noncontrolling interests of $43.3, (vi) payments of costs of $14.9 related to debt financing primarily associated with the 2029 Senior Notes, the Revolving Credit Facility, and the 2030 Senior Notes (each as defined below), and (vii) premiums and fees paid of $13.4 related to the early extinguishment of the Tendered Notes, partially offset by (i) aggregate net cash proceeds from the issuances of the 2029 Senior Notes and the 2030 Senior Notes of $1,398.8 and (ii) cash proceeds of $246.1 from the exercise of stock options. In 2018, net cash used in financing activities was driven primarily by (i) repurchases of the Company’s common stock of $935.2, (ii) net repayments of $559.8 associated with commercial paper and other debt, (iii) dividend payments of $253.7, (iv) distributions to and purchases of noncontrolling interests of $18.2 and (v) payments of costs of $5.6 related to debt financing associated with the issuances of the 2028 Euro Notes and Euro Commercial Paper Program (each defined below), partially offset by (i) net cash proceeds of $571.7 from the October 2018 issuance of the 2028 Euro Notes and (ii) cash proceeds of $130.7 from the exercise of stock options.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of the commercial paper programs, the Revolving Credit Facility and senior notes as part of its overall cash management strategy.

On January 15, 2019, the Company amended its existing $2,000.0 unsecured credit facility with a $2,500.0 unsecured credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility, which matures January 2024, gives the Company the ability to borrow, in various currencies, at a spread over LIBOR. The Company may utilize the Revolving Credit Facility for general corporate purposes. At December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. At December 31, 2020, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

The Company has a commercial paper program pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). As of December 31, 2020, there were no USCP Notes outstanding.

In July 2018, the Company and one of its wholly owned European subsidiaries (collectively, the “Euro Issuer”) entered into a euro-commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. In addition, effective April 14, 2020, a subsidiary of the Company is able to issue ECP Notes through the Bank of England’s COVID Corporate Financing Facility (the “BOE Facility”). The BOE Facility will be available until March 22, 2021, although the Company has no current intentions to borrow under the BOE Facility. As of December 31, 2020, there were no ECP Notes outstanding, including under the BOE Facility.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. As of December 31, 2020, the authorization from the Company’s Board of Directors limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper, euro-commercial paper or similar programs at any time to $2,500.0, consistent with the Revolving Credit Facility. In addition, the maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0, while the maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0.  The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

On March 20, 2020, the Company, through one of its wholly owned foreign subsidiaries, borrowed $100.0 (the maximum borrowing capacity) on an uncommitted line of credit, at a variable LIBOR-based interest rate, initially set at 1.92%. This line of credit, which was guaranteed by the Company and carried an interest rate of LIBOR plus 80 basis points, expired on December 19, 2020. Borrowings under this line of credit arrangement were used for general corporate purposes. Prior to maturity, on May 5, 2020, the Company repaid, in full, the outstanding borrowing on this uncommitted line of credit, using cash and cash equivalents on hand.

As of December 31, 2020, the Company has outstanding senior notes (the “Senior Notes”) as follows:

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

On September 4, 2019, the Company commenced tender offers (the “Tender Offers”) to purchase for cash any and all of the Company’s outstanding (i) $375.0 principal amount of 3.125% Senior Notes due September 2021 (the “2021 Senior Notes”) and (ii) $500.0 principal amount of 4.00% Senior Notes due February 2022 (the “2022 Senior Notes”). On September 11, 2019, as a result of the Tender Offers, the Company accepted for payment $147.3 aggregate principal amount of the 2021 Senior Notes and $205.0 aggregate principal amount of the 2022 Senior Notes for 101.9% and 104.5% of par value, respectively (collectively, the “Tendered Notes”), plus accrued and unpaid interest to, but not including, the settlement date of the Tender Offers. The total consideration for the Tendered Notes was $368.8, which in addition to the Tendered Notes, included $13.4 of premiums and fees paid related to the early extinguishment of debt and $3.1 of accrued interest. The remaining principal amounts associated with the 2021 Senior Notes and 2022 Senior Notes, which were not redeemed as a result of the Tender Offers, remain outstanding as of December 31, 2020.

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

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes, subject to certain terms and conditions. The 2021 Senior Notes are due in September 2021 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Consolidated Balance Sheets as of December 31, 2020.

On May 4, 2020, the Euro Issuer issued €500.0 (approximately $545.4 at date of issuance) principal amount of unsecured 0.750% Senior Notes due May 4, 2026 at 99.563% of face value (the “2026 Euro Notes” or “0.750% Euro Senior Notes”). The Company used the net proceeds from the 2026 Euro Notes to repay amounts outstanding under its Revolving Credit Facility.

On October 8, 2018, the Euro Issuer issued €500.0 (approximately $574.6 at date of issuance) principal amount of unsecured 2.000% Senior Notes due October 8, 2028 at 99.498% of face value (the “2028 Euro Notes”, collectively with the 2026 Euro Notes, “Euro Notes”, and collectively with the 2026 Euro Notes and the U.S. Senior Notes, the “Senior Notes”). The Company used a portion of the net proceeds from the 2028 Euro Notes to repay a portion of the outstanding amounts under its Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes.

The Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of any series of Euro Notes, subject to certain terms and conditions.

The Company’s Senior Notes contain certain financial and non-financial covenants. At December 31, 2020, the Company was in compliance with the financial covenants under its Senior Notes. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

In April 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the years ended December 31, 2020, 2019 and 2018, the Company repurchased 6.0 million, 6.5 million and 6.4 million shares of its Common Stock for $641.3, $601.7 and $553.2, respectively, under the 2018 Stock Repurchase Program. Of the total repurchases in 2020, 1.4 million shares, or $153.9, have been retained in Treasury stock at time of repurchase; the remaining 4.6 million shares, or $487.4, have been retired by the Company. Of the total repurchases in 2019, 1.0 million shares, or $87.6, were retained in Treasury stock at time of repurchase; the remaining 5.5 million shares, or $514.1, were retired by the Company. Of the total repurchases in 2018, 0.7 million shares, or $55.0, were retained in Treasury stock at time of repurchase; the remaining 5.7 million shares, or $498.2, were retired by the Company. From January 1, 2021 through January 31, 2021, the Company repurchased $4.0 of its Common Stock, and has remaining authorization to purchase up to $199.8 of its Common Stock under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the level of uncertainty relating to the COVID-19 pandemic, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

In January 2017, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 (the “2017 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2018, the Company repurchased 4.2 million shares of its Common Stock for $382.0, all of which were retired by the Company; these repurchases completed the $1,000.0 2017 Stock Repurchase Program. The repurchases in the first quarter of 2018, coupled with the Company’s repurchase of 6.4 million shares of its Common Stock for $553.2 under the 2018 Stock Repurchase Program during the nine months ended December 31, 2018, resulted in total repurchases of 10.6 million shares for $935.2 during the year ended December 31, 2018.

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock. On October 20, 2020, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.25 per share to $0.29 per share effective with dividends declared in the fourth quarter of 2020. The following table summarizes the declared quarterly dividends per share for each of the three years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
First Quarter	$0.25	$0.23	$0.19
Second Quarter	0.25	0.23	0.23
Third Quarter	0.25	0.25	0.23
Fourth Quarter	0.29	0.25	0.23
Total	$1.04	$0.96	$0.88

The following table summarizes the dividends declared and paid for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Dividends declared	$310.0	$285.3	$264.3
Dividends paid (including those declared in the prior year)	297.6	279.5	253.7

LIBOR Transition

In July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by the end of 2021. On December 4, 2020, the ICE Benchmark Administration published a consultation on its intention to extend the publication of certain U.S. dollar LIBOR (“USD LIBOR”) rates until June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred benchmark alternative to USD LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the Financial Accounting Standards Board (“FASB”) issued accounting guidance providing certain optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. In January 2021, the FASB issued further clarifying guidance surrounding derivatives, as it relates to this transition. The Company is evaluating the potential impact of the replacement of LIBOR from both a risk management and financial reporting perspective. Our current portfolio of debt and financial instruments currently tied to LIBOR consists primarily of our Revolving Credit Facility, which had no outstanding borrowings as of December 31, 2020. Due to our current limited reliance on borrowings tied to LIBOR, the Company does not currently believe that this transition will have a material impact on our financial condition, results of operations or cash flows.

Pensions

The Company and certain of its subsidiaries in the United States have defined benefit pension plans (“U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Plans and are covered by defined contribution plans. Certain foreign subsidiaries also have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The total liability for accrued pension and postretirement benefit obligations associated with the Company’s underfunded pension and postretirement benefit plans increased in 2020 to $211.0 from $184.8 in 2019 primarily due to the impact of lower discount rates on our projected benefit obligation, which was partially offset by actual returns on plan assets. In 2018, the Company also made a voluntary cash contribution of $81.0 to fund the U.S. Plans. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future.

Refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Company’s benefit plans and other postretirement benefit plans.

Acquisitions

During 2020, the Company completed two acquisitions for $50.4, net of cash acquired. The 2020 acquisitions were included in the Interconnect Products and Assemblies segment and were not material, either individually or in the aggregate, to the Company. During 2019, the Company completed nine acquisitions (including the January 2019 acquisition of SSI Controls Technologies) for $937.4, net of cash acquired. All but one of the acquisitions in 2019 were included in the Interconnect Products and Assemblies segment. These 2019 acquisitions were not material, either individually or in the aggregate, to the Company.

On December 9, 2020, Amphenol announced that the Company entered into a definitive agreement under which Amphenol will acquire MTS Systems Corporation (Nasdaq: MTSC) (“MTS”) for $58.50 per share in cash, or approximately $1,700, net of cash acquired and including the assumption of outstanding debt and liabilities. MTS, which is headquartered in the state of Minnesota in the United States, is a leading global supplier of precision sensors, advanced test systems and motion simulators. MTS is organized into two business segments: Sensors and Test & Simulation. The Sensors segment represents a highly complementary offering of high-technology, harsh environment sensors sold into diverse end markets and applications. The Company expects the MTS acquisition to further expand our range of sensor and sensor-based products across a wide array of industries. The definitive agreement to acquire MTS has been unanimously approved by the boards of both companies and is expected to close by the middle of 2021, subject to certain regulatory approvals, approval from MTS’s shareholders and other customary closing conditions. Amphenol expects to fund the MTS acquisition through a combination of cash and cash equivalents on hand, along with borrowings under our existing revolving credit or commercial paper facilities.

On January 19, 2021, the Company announced that it has entered into an agreement to sell the MTS Test & Simulation business to Illinois Tool Works Inc. (NYSE: ITW). The sale of this business is expected to close following the anticipated closing of our acquisition of MTS, subject to certain regulatory approvals and other customary closing conditions.

In January 2021, the Company also completed two acquisitions, each in the Interconnect Products and Assemblies segment, for approximately $145, net of cash acquired. These acquisitions, which were funded using cash and cash equivalents on hand, are not material, either individually or in the aggregate, to the Company’s financial results.

For further discussion of the Company’s acquisitions, refer to Note 11 of the Notes to Consolidated Financial Statements.

Stock Split

On January 27, 2021, the Company announced that its Board of Directors approved a two-for-one split of the Company’s common stock. The stock split will be effected in the form of a stock dividend paid to shareholders of record as of the close of business on February 16, 2021. The Company expects the additional shares will be distributed on March 4, 2021. Refer to Note 8 of the Notes to Consolidated Financial Statements for the pro forma effect of this stock split as if it had been effective for all years presented.

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For more information on certain environmental matters, refer to Note 14 of the Notes to Consolidated Financial Statements.

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2020, 2019 and 2018 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 7:

●	Adjusted Diluted EPS is defined as diluted earnings per share (as reported in accordance with U.S. GAAP), excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the years presented. Adjusted Diluted EPS is calculated as Adjusted Net Income attributable to Amphenol Corporation, as defined below, divided by the weighted average outstanding diluted shares as reported in the Consolidated Statements of Income.

●	Adjusted Effective Tax Rate is defined as Provision for income taxes, as reported in the Consolidated Statements of Income, expressed as a percentage of Income before income taxes, as reported in the Consolidated Statements of Income, each excluding the income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the years presented.

●	Adjusted Net Income attributable to Amphenol Corporation is defined as Net income attributable to Amphenol Corporation, as reported in the Consolidated Statements of Income, excluding income and expenses and their specific tax effects that are not directly related to the Company's operating performance during the years presented.

●	Adjusted Operating Income is defined as Operating income, as reported in the Consolidated Statements of Income, excluding income and expenses that are not directly related to the Company's operating performance during the years presented.

●	Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Consolidated Statements of Income).

●	Constant Currency Net Sales Growth is defined as the year-over-year percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates. Amphenol’s results are subject to volatility related to foreign currency translation fluctuations. As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

●	Free Cash Flow is defined as (i) Net cash provided by operating activities (“Operating Cash Flow” - as reported in accordance with U.S. GAAP) less (ii) capital expenditures (as reported in accordance with U.S. GAAP), net of proceeds from disposals of property, plant and equipment (as reported in accordance with U.S. GAAP), all of which are derived from the Consolidated Statements of Cash Flow. Free Cash Flow is an important liquidity measure for the Company, as we believe it is useful for management and investors to assess our ability to generate cash, as well as to assess how much cash can be used to reinvest in the growth of the Company or to return to shareholders through either stock repurchases or dividends.

●	Organic Net Sales Growth is defined as the year-over-year percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of (i) changes in foreign currency exchange rates, which directly impact the Company’s operating results and are outside the control of the Company and (ii) acquisitions closed since the beginning of the prior calendar year, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis. Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

Recent Accounting Pronouncements

Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements, including those adopted by the Company.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience along with other assumptions that we believe are reasonable in formulating our bases for making judgements regarding the carrying amounts of assets and liabilities that are not readily apparent elsewhere. Estimates are adjusted as new information becomes available. Actual results could differ from those estimates. The Company believes that the most significant areas involving critical accounting policies are set forth below. The significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition

Topic 606

The Company’s net sales in the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 are presented under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with

Customers (Topic 606) (collectively with its related subsequent amendments, “Topic 606”), resulting from the modified retrospective adoption of Topic 606 applied to those contracts which were not completed as of January 1, 2018.

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

The vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when we ship or deliver the product from our manufacturing facility to our customers, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, (ii) when the product arrives at its destination or (iii) when the products are pulled from consignment inventory. For the years ended December 31, 2020, 2019 and 2018, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs. This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods which is generally commensurate with this transfer of control. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Consolidated Balance Sheets were not material as of December 31, 2020 and 2019.

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. As of December 31, 2020, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $900 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated. In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries. It is not practicable to determine the deferred tax liability with respect to such basis differences. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

As a result of the Tax Act, in 2017, the Company recorded (i) a provisional income tax charge related to the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries, (ii) a provisional income tax charge related to changes in the Company’s permanent reinvestment assertion with regards to prior accumulated unremitted earnings from certain foreign subsidiaries, partially offset by (iii) a provisional income tax benefit associated with the remeasurement of its net deferred tax liabilities due to the U.S. federal corporate tax rate reduction, and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The accounting associated with each of the provisional amounts was completed in 2018. Beginning in 2018, the global intangible low-taxed income (“GILTI”) provision imposed a tax on certain earnings of foreign subsidiaries. The Company elected an accounting policy to account for GILTI as a period cost. The U.S. Treasury Department has issued final interpretive guidance relating to certain provisions of the Tax Act and proposed additional guidance related to the same provisions. The Company will account for the impact of additional guidance in the period in which any new guidance is released, if appropriate.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of December 31, 2020, as well as an estimate of the timing in which such obligations are expected to be satisfied.

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Debt (1)	$3,894.3	$230.5	$296.3	$750.5	$2,617.0
Interest related to senior notes (1)	650.4	102.1	172.2	145.4	230.7
Operating leases (2)	246.8	72.7	85.8	45.2	43.1
Purchase obligations (3)	462.6	424.1	34.6	2.1	1.8
Accrued pension and postretirement benefit obligations (4)	60.4	7.2	11.3	12.5	29.4
Transition tax (5)	97.6	15.8	45.4	36.4	—
Total (6)	$5,412.1	$852.4	$645.6	$992.1	$2,922.0

(1)	The Company has excluded expected interest payments on the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program from the above table, as this calculation is largely dependent on average debt levels the Company expects to have during each of the years presented. The actual interest payments made related to the Company’s Revolving Credit Facility and both Commercial Paper Programs combined, in 2020, were approximately $4.6. Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by such items as future acquisitions, repurchases of common stock, dividend payments as well as payments or additional borrowings made to reduce or increase the underlying revolver balance.

(2)	The Company’s operating lease payments included in this table reflect the future minimum undiscounted fixed lease payments, which serve as the basis for calculating the Company’s operating lease liabilities as of December 31, 2020. The table above excludes any variable lease payments not included in the measurement of the Company’s right-of-use assets and operating lease liabilities in accordance with ASC Topic 842, due to their uncertainty. Finance leases are not material to the Company individually or in the aggregate and as such, have been excluded from the table above.

(3)	Purchase obligations relate primarily to open purchase orders for goods and services, including but not limited to, raw materials and components to be used in production.

(4)	Included in this table are estimated benefit payments expected to be made under the Company’s unfunded pension and postretirement benefit plans, as well as the anticipated minimum required contributions under the Company’s funded pension plans, the most significant funded plan of which covers certain of its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to the U.S. Plans due to prior contributions made in excess of minimum requirements and as a result, there was no anticipated minimum required contribution included in the table above related to the U.S. Plans for 2021. However, the Company did make a voluntary contribution of approximately $81.0 in 2018 to fund the U.S. Plans, while no such voluntary contribution was made in 2020 and 2019. It is not possible to reasonably estimate expected required contributions in the above table after 2021 since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(5)	As a result of the enactment of the Tax Act in December 2017, the Company recorded a provisional tax charge on the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries (“Transition Tax”) for the year ended December 31, 2017, based on certain assumptions made upon the Company’s then current interpretation of the Tax Act. The Company analyzed guidance and technical interpretations issued in 2018 related to the provisions of the Tax Act, and refined, analyzed and updated the underlying data, computations and assumptions used to prepare the provisional amount, and consequently completed its accounting and recorded an adjustment related to the Transition Tax. The amounts noted in the table above reflect the final Transition Tax, which is net of applicable tax credits and deductions, and in accordance with the Tax Act, is to be paid over the eight year period starting in 2018. The third installment of the Transition Tax was paid in the third quarter of 2020.

(6)	As of December 31, 2020, the Company has recorded net liabilities of approximately $168.2 related to unrecognized tax benefits. These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows; it is difficult to make a reasonably reliable estimate of the amount and period in which all of these liabilities might be paid.

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

In May 2020, the Company and one of its wholly owned European subsidiaries (collectively, the “Euro Issuer”) issued €500.0 (approximately $545.4) principal amount of unsecured 0.750% senior notes (“2026 Euro Notes”) due May 4, 2026. In October 2018, the Euro Issuer issued €500.0 (approximately $574.6) principal amount of unsecured 2.000% senior notes (“2028 Euro Notes” and collectively with the 2026 Euro Notes, the “Euro Notes”) due October 8, 2028. In July 2018, the Euro Issuer entered into a euro-commercial paper program (the “Euro Commercial Paper Program” and collectively with the U.S. Commercial Paper Program, “Commercial Paper Programs”). While the Euro Notes are denominated in Euros, any borrowings under the Company’s Euro Commercial Paper Program and Revolving Credit Facility may be denominated in various foreign currencies, including the Euro. When borrowing in foreign currencies, there can be no assurance that the Company can successfully manage these changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies for which such borrowings are made. Refer to Note 4 of the Notes to Consolidated Financial Statements for a discussion of debt.

The Company utilizes foreign exchange forward contracts to hedge foreign currency exchange rate fluctuations for exposures associated with (i) certain transactions denominated in foreign currencies and (ii) the net investments in certain foreign subsidiaries from which we expect to repatriate earnings to the United States. As of December 31, 2020, the fair value of such contracts was not material. A 10% change in foreign currency exchange rates would not have a material effect on the value of the hedges as of December 31, 2020 and 2019. The Company does not engage in purchasing forward contracts for trading or speculative purposes, and our derivative financial instruments are with large financial institutions with strong credit ratings. As of December 31, 2020, the Company does not have any significant concentration of exposure with any one counterparty. Refer to Note 1 and Note 5 of the Notes to Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt. The Company currently has various fixed rate series of senior notes outstanding over various maturity dates, two of which were issued in 2020. In February 2020, the Company issued $400.0 principal amount of unsecured 2.050% Senior Notes due March 1, 2025, the net proceeds of which were used to repay the $400.0 principal amount of 2.20% Senior Notes due April 1, 2020 upon maturity. In May 2020, the Euro Issuer issued the unsecured 0.750% 2026 Euro Notes, the net proceeds of which were used to repay amounts outstanding under our Revolving Credit Facility.

While there were no such outstanding borrowings as of December 31, 2020, any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, and any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility and Commercial Paper Programs, and therefore, the amount of outstanding borrowings subject to floating interest rates was not material. As of December 31, 2019, approximately $400, or 11% of the Company’s outstanding borrowings, which related primarily to the Company’s Commercial Paper Programs, were subject to floating interest rates; the Company’s average floating rate on borrowings under the U.S. Commercial Paper Program and Euro Commercial Paper Program as of December 31, 2019 was 1.85% and (0.13)%, respectively. A 10% change in the interest rate at December 31, 2020 and 2019 under our Revolving Credit Facility or Commercial Paper Programs would not have a material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2021, although there can be no assurances that interest rates will not change significantly.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Amphenol Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flow, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Management judgment is required to identify and evaluate each uncertain tax position to determine whether the more likely than not recognition thresholds have been met. Further, the evaluation of each uncertain tax position requires management to apply specialized skill and knowledge related to the identified position. The Company has unrecognized tax benefits of $174.5 million, including penalties and interest, as of December 31, 2020.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to uncertain tax positions included the following, among others:

●	We tested the effectiveness of controls over the uncertain tax positions for income taxes, including management’s controls over the identification and recording of uncertain tax positions as well as the determination of whether it is more likely than not that the tax position will be sustained.

●	With the assistance of our income tax specialists, we evaluated management’s significant judgements regarding uncertain tax positions including:

o	Assessing the reasonableness of the methods and assumptions used by management to identify uncertain tax positions including but not limited to:

◾	Evaluating former and ongoing tax audits by tax authorities

◾	Evaluating transactions for which third-party tax advice or tax opinions were received

◾	Determining if there’s any additional information available to us that was not identified and considered in management’s assessment.

o	Assessing the technical merits of a sample of positions identified and the reasonableness of the methodology used to determine the uncertain tax liability.

o	Evaluating management’s conclusion with respect to whether uncertain tax positions accounted for in prior periods have been effectively settled and/or whether the statute of limitations has expired and, if so, whether the resolution of the tax position has been appropriately accounted for in the financial statements.

o	Evaluating tax positions that have not yet settled or are within statute to determine whether any new information regarding the sustainability of these tax positions or measurement of tax benefit is present such that a previously unrecognized uncertain tax position is recognized.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 10, 2021

We have served as the Company's auditor since 1997.

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars and shares in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$8,598.9	$8,225.4	$8,202.0
Cost of sales	5,934.8	5,609.4	5,547.1
Gross profit	2,664.1	2,616.0	2,654.9
Acquisition-related expenses	11.5	25.4	8.5
Selling, general and administrative expenses	1,014.2	971.4	959.5
Operating income	1,638.4	1,619.2	1,686.9

Interest expense	(115.4)	(117.6)	(101.7)
Loss on early extinguishment of debt	—	(14.3)	—
Other income, net	3.6	8.6	3.2
Income before income taxes	1,526.6	1,495.9	1,588.4
Provision for income taxes	(313.3)	(331.9)	(371.5)
Net income	1,213.3	1,164.0	1,216.9
Less: Net income attributable to noncontrolling interests	(9.9)	(9.0)	(11.9)
Net income attributable to Amphenol Corporation	$1,203.4	$1,155.0	$1,205.0

Net income per common share — Basic	$4.04	$3.88	$4.00

Weighted average common shares outstanding — Basic	298.0	297.5	301.2

Net income per common share — Diluted	$3.91	$3.75	$3.85

Weighted average common shares outstanding — Diluted	307.5	307.9	312.6

Dividends declared per common share	$1.04	$0.96	$0.88

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Year Ended December 31,
	2020	2019	2018

Net income	$1,213.3	$1,164.0	$1,216.9
Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	155.0	(40.8)	(167.0)
Unrealized (loss) gain on hedging activities	(0.2)	0.1	0.4
Pension and postretirement benefit plan adjustment	1.7	(0.4)	(1.8)
Total other comprehensive income (loss), net of tax	156.5	(41.1)	(168.4)

Total comprehensive income	1,369.8	1,122.9	1,048.5

Less: Comprehensive income attributable to noncontrolling interests	(13.6)	(8.6)	(9.2)

Comprehensive income attributable to Amphenol Corporation	$1,356.2	$1,114.3	$1,039.3

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars and shares in millions, except per share data)

	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$1,702.0	$891.2
Short-term investments	36.1	17.4
Total cash, cash equivalents and short-term investments	1,738.1	908.6
Accounts receivable, less allowance for doubtful accounts of $44.8 and $33.6, respectively	1,951.6	1,736.4
Inventories	1,462.2	1,310.1
Prepaid expenses and other current assets	338.9	256.1
Total current assets	5,490.8	4,211.2

Property, plant and equipment, net	1,054.6	999.0
Goodwill	5,032.1	4,867.1
Other intangible assets, net	397.5	442.0
Other long-term assets	352.3	296.2
	$12,327.3	$10,815.5

Liabilities & Equity
Current Liabilities:
Accounts payable	$1,120.7	$866.8
Accrued salaries, wages and employee benefits	195.4	171.8
Accrued income taxes	112.6	127.9
Accrued dividends	86.8	74.4
Other accrued expenses	558.5	488.5
Current portion of long-term debt	230.3	403.3
Total current liabilities	2,304.3	2,132.7

Long-term debt, less current portion	3,636.2	3,203.4
Accrued pension and postretirement benefit obligations	228.6	198.8
Deferred income taxes	299.1	260.4
Other long-term liabilities	407.2	424.0
Commitments and contingent liabilities (Note 14)

Equity:
Class A Common Stock, $0.001 par value; 1,000.0 shares authorized; 300.3 shares issued and 299.3 shares outstanding as of December 31, 2020; 298.7 shares issued and 297.9 shares outstanding as of December 31, 2019	0.3	0.3
Additional paid-in capital	2,068.4	1,683.3
Retained earnings	3,705.4	3,348.4
Treasury stock, at cost; 1.0 shares and 0.8 shares as of December 31, 2020 and 2019, respectively	(111.1)	(70.8)
Accumulated other comprehensive loss	(278.1)	(430.9)
Total shareholders’ equity attributable to Amphenol Corporation	5,384.9	4,530.3

Noncontrolling interests	67.0	65.9
Total equity	5,451.9	4,596.2
	$12,327.3	$10,815.5

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars and shares in millions, except per share data)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance January 1, 2018	306	$0.3	—	$—	$1,249.0	$2,941.5	$(201.0)	$53.6	$4,043.4
Cumulative effect of adoption of revenue recognition standard						3.2			3.2
Reclassification of income tax effects resulting from the Tax Act (ASU 2018-02)						23.5	(23.5)		—
Net income						1,205.0		11.9	1,216.9
Other comprehensive income (loss)							(165.7)	(2.7)	(168.4)
Acquisitions resulting in noncontrolling interests								0.3	0.3
Purchase of noncontrolling interest					(2.3)			(5.4)	(7.7)
Distributions to shareholders of noncontrolling interests								(10.5)	(10.5)
Purchase of treasury stock			(11)	(935.2)					(935.2)
Retirement of treasury stock	(10)	—	10	880.2		(880.2)			—
Stock options exercised	3	—			130.9				130.9
Dividends declared ($0.88 per common share)						(264.3)			(264.3)
Stock-based compensation expense					55.6				55.6
Balance December 31, 2018	299	0.3	(1)	(55.0)	1,433.2	3,028.7	(390.2)	47.2	4,064.2
Net income						1,155.0		9.0	1,164.0
Other comprehensive income (loss)							(40.7)	(0.4)	(41.1)
Acquisitions resulting in noncontrolling interests								30.0	30.0
Purchase of noncontrolling interest					(23.4)			(14.6)	(38.0)
Distributions to shareholders of noncontrolling interests								(5.3)	(5.3)
Purchase of treasury stock			(7)	(601.7)					(601.7)
Retirement of treasury stock	(6)	—	6	514.1		(514.1)			—
Stock options exercised	6	—	1	71.8	210.5	(35.9)			246.4
Dividends declared ($0.96 per common share)						(285.3)			(285.3)
Stock-based compensation expense					63.0				63.0
Balance December 31, 2019	299	0.3	(1)	(70.8)	1,683.3	3,348.4	(430.9)	65.9	4,596.2
Cumulative effect of adoption of credit loss standard (ASU 2016-13)						(3.8)			(3.8)
Net income						1,203.4		9.9	1,213.3
Other comprehensive income (loss)							152.8	3.7	156.5
Acquisitions resulting in noncontrolling interests								0.3	0.3
Purchase of noncontrolling interest					(2.1)			(5.9)	(8.0)
Distributions to shareholders of noncontrolling interests								(6.9)	(6.9)
Purchase of treasury stock			(6)	(641.3)					(641.3)
Retirement of treasury stock	(5)	—	5	487.4		(487.4)			—
Stock options exercised	6	—	1	113.6	316.7	(45.2)			385.1
Dividends declared ($1.04 per common share)						(310.0)			(310.0)
Stock-based compensation expense					70.5				70.5
Balance December 31, 2020	300	$0.3	(1)	$(111.1)	$2,068.4	$3,705.4	$(278.1)	$67.0	$5,451.9

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Cash from operating activities:
Net income	$1,213.3	$1,164.0	$1,216.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	308.1	312.1	299.7
Stock-based compensation expense	70.5	63.0	55.6
Loss on early extinguishment of debt	—	14.3	—
Deferred income tax provision (benefit)	30.8	15.2	(12.0)
Net change in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(146.3)	117.3	(237.9)
Inventories	(102.0)	(3.4)	(173.3)
Prepaid expenses and other current assets	(88.6)	(6.0)	(47.7)
Accounts payable	204.3	(60.2)	48.8
Accrued income taxes	(54.8)	(91.7)	(9.7)
Other accrued liabilities	148.5	(37.6)	57.4
Accrued pension and postretirement benefits	9.4	7.2	(76.6)
Other long-term assets and liabilities	(1.2)	8.1	(8.5)
Net cash provided by operating activities	1,592.0	1,502.3	1,112.7

Cash from investing activities:
Capital expenditures	(276.8)	(295.0)	(310.6)
Proceeds from disposals of property, plant and equipment	12.7	7.4	5.0
Purchases of short-term investments	(141.6)	(65.4)	(44.5)
Sales and maturities of short-term investments	123.2	61.6	67.2
Acquisitions, net of cash acquired	(50.4)	(937.4)	(158.9)
Other	(0.6)	—	—
Net cash used in investing activities	(333.5)	(1,228.8)	(441.8)

Cash from financing activities:
Proceeds from issuance of senior notes	942.3	1,398.8	571.7
Repayments of senior notes and other long-term debt	(404.4)	(1,111.5)	(15.2)
Borrowings under credit facilities	1,567.4	—	—
Repayments under credit facilities	(1,568.1)	—	—
(Repayments) borrowings under commercial paper programs, net	(385.8)	(229.0)	(544.6)
Payment of costs related to debt financing	(8.7)	(14.9)	(5.6)
Payment of premiums and fees related to early extinguishment of debt	—	(13.4)	—
Payment of acquisition-related contingent consideration	(75.0)	—	—
Payment of deferred purchase price related to an acquisition	(16.2)	—	—
Purchase of treasury stock	(641.3)	(601.7)	(935.2)
Proceeds from exercise of stock options	385.7	246.1	130.7
Distributions to and purchases of noncontrolling interests	(14.9)	(43.3)	(18.2)
Dividend payments	(297.6)	(279.5)	(253.7)
Net cash used in financing activities	(516.6)	(648.4)	(1,070.1)

Effect of exchange rate changes on cash and cash equivalents	68.9	(13.2)	(40.6)

Net change in cash and cash equivalents	810.8	(388.1)	(439.8)
Cash and cash equivalents balance, beginning of year	891.2	1,279.3	1,719.1
Cash and cash equivalents balance, end of year	$1,702.0	$891.2	$1,279.3

Cash paid during the year for:
Interest	$104.8	$116.6	$94.2
Income taxes, net	337.3	408.3	393.2

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

Accounts Receivable

Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and adjusts the receivable reserves as necessary whenever events or circumstances indicate the carrying value may not be recoverable. Effective January 1, 2020, as a result of our adoption of Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company assesses and records an allowance for expected credit losses on accounts receivable. Refer to the end of Note 1 herein for further discussion on the adoption of ASU 2016-13.

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

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets, which generally range from 3 to 12 years for machinery and equipment and office equipment and 20 to 40 years for buildings. Leasehold building improvements are amortized over the shorter of the remaining lease term or estimated useful life of such improvements. The Company periodically reviews fixed asset lives. Depreciation expense is included in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income, dependent upon the specific categorization and use of the underlying asset being depreciated. The Company assesses the impairment of property and equipment subject to depreciation, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no impairments recorded in 2020, 2019 or 2018 as a result of such reviews.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“Topic 842”) and its related subsequent amendments, which amended, among other things, the existing guidance by requiring lessees to recognize lease right-of-use assets (“ROU assets”) and liabilities arising from operating leases on the balance sheet, using the updated modified retrospective transition approach and did not restate prior periods. The Company recognized ROU assets and related lease liabilities of approximately $180 on our Consolidated Balance Sheets as of January 1, 2019, which related to our operating lease commitments, and there was no cumulative impact on retained earnings as of January 1, 2019. Topic 842 did not have a material impact on our Consolidated Statements of Income and Consolidated Statements of Cash Flow for the year ended December 31, 2019, nor did it have any impact on our compliance with debt covenants. The adoption of Topic 842 provided various optional practical expedients in transition, some of which we have elected. As part of the adoption, the Company elected the “package of 3” practical expedient, which among other things, permitted us not to reassess the historical lease classifications for existing or expired leases. The accounting for finance leases (formerly referred to as “capital leases”) remained substantially unchanged. As a result of the adoption of Topic 842 as of January 1, 2019, the Company established accounting policies and procedures surrounding the financial reporting of the Company’s right-of-use assets and related lease liabilities.

Amphenol is a lessee of buildings, office space, automobiles and equipment throughout the world, nearly all of which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at lease inception. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate leases, which are comprised primarily of manufacturing facilities, warehouses and sales offices, represent the vast majority of our operating lease liabilities and generally have a lease term between 2 and 12 years. The remaining leases consist primarily of machinery and equipment used in production, office equipment and vehicles, each with various lease terms. The vast majority of our leases are comprised of fixed lease payments, with a small percentage of the Company’s real estate leases including lease payments tied to a rate or index which may be subject to variability. Certain real estate leases also include executory costs such as common area maintenance (non-lease component), as well as property insurance and property taxes (non-components). As a practical expedient permitted under Topic 842, we elected to account for the lease and non-lease components as a single lease component for our real estate leases. Lease payments, which may include lease components, non-lease components and non-components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

Substantially all of our lease agreements do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term, in order to calculate the present value of our future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. For new or renewed leases, the discount rate is determined using available data at lease commencement and based on the lease term including any reasonably certain renewal periods.

Some of our lease agreements, primarily related to real estate, include options for the Company to either renew (extend) or early terminate the lease. Leases with renewal options allow the Company to extend the lease term typically between 1 and 6 years. Renewal options are reviewed at lease commencement to determine if such options are reasonably certain of being exercised, which could impact the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that we would exercise such option. In most cases and unless there is an economic, financial or business reason to do so, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in our ROU asset and lease liability).

Refer to Note 10 herein for further information related to our lease portfolio.

Goodwill

Goodwill represents the excess purchase cost over the fair value of net assets acquired in business combinations. The Company performs its evaluation for the impairment of goodwill for the Company’s two reporting units on an annual basis as of each July 1 or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company reviews its reporting unit structure each year or more frequently based on changes in our organization. We continue to define our reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”, as the components of these reportable business segments have similar economic characteristics.

In the third quarter of 2020, when testing for goodwill impairment, the Company performed a quantitative goodwill impairment assessment for each reporting unit.  As part of the quantitative assessment, the Company estimated the fair value of each of its reporting units using a market approach.  The Company believes the market-based guideline public company method provides the best indicator of fair value, by utilizing market prices and other relevant metrics for comparable publicly-traded companies with similar operating and investment characteristics, as well as recent transactions of similar businesses within the industry.  Significant judgments, estimates and assumptions were used in the Company’s goodwill impairment assessment, including historical profitability data, the determination and selection of appropriate publicly-traded market comparison companies, and the calculation of comparable earnings-based and other multiples derived from comparable publicly traded companies and from recent transactions within the industry.  As there are inherent uncertainties and management’s judgment related to impairment analyses, the Company evaluated whether there were reasonably likely changes to management’s estimates and assumptions that would have a material impact on the results of the goodwill impairment assessment.  As of July 1, 2020, the Company determined that the fair value of each of the Company’s reporting units was substantially in excess of their respective carrying amounts, and therefore, no goodwill impairment resulted from the assessment.

In 2019 and 2018 as part of our annual evaluations, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of this assessment, the Company reviews qualitative factors which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the

Company determines that it is more likely than not that the fair value of each of its reporting units is greater than its respective carrying amount. As of July 1, 2019 and 2018, the Company determined that it was more likely than not that the fair value of its reporting units exceeded their respective carrying amounts and therefore, a quantitative assessment was not required in those years.

The Company has not recognized any goodwill impairment in 2020, 2019 or 2018 in connection with our annual impairment assessments.

Intangible Assets

Intangible assets consist primarily of customer relationships, proprietary technology and license agreements and are generally amortized over the estimated periods of benefit. The fair value associated with acquired identifiable intangible assets are generally valued based on discounted cash flow analyses, independent appraisals and certain estimates made by management. The Company assesses and reviews its identifiable intangible assets, other than goodwill and including identifiable intangible assets subject to amortization, for potential impairment whenever events or changes in circumstances indicate the intangible assets’ carrying amount may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, anticipated future cash flows and significant negative economic trends. Any indefinite-lived intangible assets that are not subject to amortization, which are comprised of certain trade names, are reviewed at least annually for impairment. In the third quarter of 2020, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets.  Based on our assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no intangible asset impairment in 2020, 2019 or 2018 as a result of such reviews.

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

Revenue Recognition

Topic 606

The Company’s net sales in the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 are presented under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (collectively with its related subsequent amendments, “Topic 606”), resulting from the modified retrospective adoption of Topic 606 applied to those contracts which were not completed as of January 1, 2018. The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The vast majority of our sales are recognized when products are shipped from our facilities or delivered to our customers, depending on the respective contractual terms. For a nominal portion of our contracts where the accounting did change, the adoption of Topic 606 resulted in an increase to the opening balance of retained earnings of approximately $3.2 as of January 1, 2018. This impact was primarily due to the acceleration of net sales and associated net income related to certain uncompleted contracts for the manufacture of goods with no alternative use and for which we have an enforceable right to payment, including a reasonable profit margin, from the customer for performance completed to date. For these contracts, we recognize revenue over time as control of the goods transfers, rather than when the goods are delivered, and title, risk and reward of ownership are passed to the customer, as under previous guidance. Refer to Note 13 herein for further discussion regarding the Company’s disaggregation of net sales.

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

The vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point, (ii) when the product arrives at its destination or (iii) when the product is pulled from consignment inventory. For the years ended December 31, 2020, 2019 and 2018, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs. This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods, which is generally commensurate with this transfer of control. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Consolidated Balance Sheets were not material as of December 31, 2020 and 2019.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months. Nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of December 31, 2020 and 2019.

Sales to Distributors and Resellers

Sales to certain distributors and resellers are made under terms allowing certain price adjustments and limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustment claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material to the Consolidated Balance Sheets as of December 31, 2020 and 2019.

Warranty

Standard product warranty coverage which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment is typically offered, while extended or separately-priced warranty coverage is typically not offered. The warranty claim is generally limited to a credit equal to the purchase price or a promise to repair or replace the product for a specified period of time at no additional charge. We estimate our warranty liability based on historical experience, product history, and current trends, and record warranty expense in Cost of sales in the Consolidated Statements of Income. Warranty liabilities and related warranty expense have not been and were not material in the accompanying Consolidated Financial Statements as of and for the years ended December 31, 2020, 2019 and 2018.

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

Contract Assets and Contract Liabilities

The Company records contract assets or contract liabilities depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract assets represent unbilled receivables, which generally arise when revenue recognized over time exceed amounts billed to customers. Contract liabilities represent billings or advanced consideration received from customers in excess of revenue recognized to date. As the Company’s performance obligations are typically less than one year, these amounts are generally recorded as current in the accompanying Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of December 31, 2020 and 2019. Contract assets and contract liabilities recorded in the Consolidated Balance Sheets were not material as of December 31, 2020 and 2019.

Contract Costs

The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that such costs are explicitly chargeable to the customer and the benefit associated with the costs is expected to be longer than one year. Otherwise, such costs are expensed as incurred and recorded within Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Incremental costs to fulfill customer orders, which are mostly comprised of pre-production and set-up costs, are generally capitalized to the extent such costs are contractually guaranteed to be reimbursed by the customer. Otherwise, such costs are expensed as incurred. Capitalized contract costs to obtain a contract or to fulfill a contract that are not accounted for under other existing accounting standards are recorded as either other current or long-term assets on the accompanying Consolidated Balance Sheets, depending on the timing of when the Company expects to recognize the expense, and are generally amortized consistent with the timing of when transfer of control of the related goods occurs. Such capitalized contract costs were not material as of December 31, 2020 and 2019, and the related amortization expense was not material for the years ended December 31, 2020, 2019 and 2018.

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

Stock-Based Compensation

The Company accounts for its stock option and restricted share awards based on the fair value of the award at the date of grant and recognizes compensation expense over the service period that the awards are expected to vest. The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods. The expense incurred for stock-based compensation plans is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted.  Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States.  As of December 31, 2020, the Company has not provided for deferred income taxes on undistributed foreign earnings related to certain geographies of approximately $900, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated. In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries. It is not practicable to determine the deferred tax liability with respect to such basis differences. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. The tax effects of an uncertain tax position taken or expected to be taken in income tax returns are recognized only if it is “more likely than not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes.

For the year ended December 31, 2017, as a result of the Tax Cuts and Jobs Act (“Tax Act”), the Company recorded (i) a provisional income tax charge related to the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries, (ii) a provisional income tax charge related to changes in the Company’s permanent reinvestment assertion with regards to prior accumulated unremitted earnings from certain foreign subsidiaries, partially offset by (iii) a provisional income tax benefit associated with the remeasurement of its net deferred tax liabilities due to the U.S. federal corporate tax rate reduction, and included these amounts in its consolidated financial statements. The accounting associated with each of the provisional amounts was completed in 2018. Beginning in 2018, the global intangible low-taxed income (“GILTI”) provision imposed a tax on certain earnings of foreign subsidiaries. The Company has elected an accounting policy to account for GILTI as a period cost. The U.S. Treasury Department has issued final interpretive guidance relating to certain provisions of the Tax Act and proposed additional guidance related to the same provisions. The Company will account for the impact of additional guidance in the period in which any new guidance is released, if appropriate.

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

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred. Research and development expenses for the creation of new and improved products and processes were $260.7, $234.2, and $220.9, for the years 2020, 2019 and 2018, respectively, and are included in Selling, general and administrative expenses.

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

Noncontrolling Interests

The Company presents noncontrolling interests in consolidated entities as its own caption within equity, separate from the Company’s equity attributable to Amphenol Corporation shareholders. Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.

Derivative Financial Instruments

The Company records each of its derivatives at fair value within the accompanying Consolidated Balance Sheets, and the respective accounting treatment for each derivative is based on its hedge designation. We do not enter into derivative financial instruments for trading or speculative purposes, and our derivative financial instruments are with large financial institutions with strong credit ratings. As of December 31, 2020, the Company does not have any significant concentration of exposure with any one counterparty. Refer to Note 5 herein for further discussion of our derivative financial instruments.

Cash Flow Hedges

The Company periodically utilizes derivative financial instruments in the management of interest rate and foreign currency exposures. Such cash flow hedges include foreign exchange forward contracts to hedge exposure to foreign currency exchange rate fluctuations for certain transactions denominated in foreign currencies. As of December 31, 2020 and 2019, the aggregate notional value of our outstanding cash flow hedge contracts was approximately $94 and $101, respectively. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in Accumulated other comprehensive income (loss), and subsequently reflected in Cost of sales in the Consolidated Statements of Income in a manner that matches the timing of the actual income or expense of such instruments with that of the hedged transaction. Any ineffective portion of the change in the fair value of designated hedging instruments is included in the Consolidated Statements of Income. Cash flows associated with cash flow hedges are classified and reported consistent with the cash flows associated with the underlying hedged item.

Net Investment Hedges

The Company is exposed to variability in the U.S. dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, the Company enters into foreign exchange forward contracts to hedge the net investments in certain foreign subsidiaries from which we expect to repatriate earnings to the United States. As of December 31, 2020 and 2019, the aggregate notional value of our outstanding net investment hedge contracts was $250 and nil, respectively. For such instruments that are designated and qualify as a net investment hedge, the effective portion of the hedging instrument’s gain or loss is reported as a component of other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The gain or loss will be subsequently reclassified into net earnings if the net investment in the hedged foreign operation is either sold or substantially liquidated. Cash flows associated with net investment hedges are classified and reported within investing activities in the Consolidated Statements of Cash Flow. Cash flows associated with our net investment hedges were not material for the years ended December 31, 2020, 2019 and 2018.

Non-Designated Derivatives

The Company enters into certain derivative financial instruments, from time to time, that are not designated as hedging instruments. The Company enters into such foreign exchange forward contracts to reduce and minimize the impact of foreign currency fluctuations arising from the change in fair value of certain foreign currency denominated assets and liabilities. These non-designated derivative instruments are adjusted to fair value each period through earnings, within the financial statement line item to which the derivative instrument relates. For each of the three years ended December 31, 2020, such non-designated derivative instruments, including their impact to the Consolidated Statements of Income, were not material to the Company. Cash flows associated with non-designated hedges are classified and reported consistent with the cash flows associated with the underlying hedged item.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards and SEC Final Rules

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

In August 2020, the Securities and Exchange Commission (the “SEC”) issued a new rule that modernizes the disclosure requirements in Regulation S-K, Item 101 “Description of Business”, Item 103 “Legal Proceedings” and Item 105 “Risk Factors”. The intent of this rule was to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. While most of the changes involved reducing or eliminating previously required disclosures, the rule expanded the disclosure requirements related to human capital and more specifically, any human capital measures or objectives that management focuses on in managing the business. The final rule was effective thirty days after its date of publication in the Federal Register. The Company evaluated this SEC final rule, which was adopted and incorporated in this filing, and it did not have a material impact on this current SEC filing nor is it expected to have a material impact on future SEC filings.

Other Recently Issued Accounting Standards and SEC Final Rules

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Certain changes in the standard require retrospective or modified retrospective adoption, while other changes must be adopted prospectively. The Company has evaluated ASU 2019-12, which we will adopt on January 1, 2021, and this standard will not have a material impact on our consolidated financial statements.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced in July 2017 its intent to phase out the use of LIBOR by the end of 2021. On December 4, 2020, the ICE Benchmark Administration published a consultation on its intention to extend the publication of certain U.S. dollar LIBOR (“USD LIBOR”) rates until June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred benchmark alternative to USD LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU 2021-01 Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which permits entities to elect certain optional expedients and exceptions when accounting for derivatives and certain hedging relationships affected by changes in interest rates and the transition. The Company is evaluating the potential impact of the replacement of LIBOR from both a risk management and financial reporting perspective. Our current portfolio of debt and financial instruments currently tied to LIBOR consists primarily of our Revolving Credit Facility, which had no outstanding borrowings as of December 31, 2020. We do not currently believe that this transition will have a material impact on our financial condition, results of operations or cash flows.

In May 2020, the SEC issued a new rule regarding the financial statement requirements for acquisitions and dispositions of a business, which included, among other things, amending (i) certain criteria in the significance tests for acquired or to-be-acquired businesses, (ii) related pro forma financial information requirements, including its form and content, and (iii) related disclosure requirements, including the number of acquiree financial statement periods required to be presented in SEC filings. The final rule is effective for fiscal years beginning after December 31, 2020, with early application permitted. The Company has evaluated this SEC final rule, which we will adopt on January 1, 2021, and its impact on any future SEC filings will be dependent on the size of future business combinations.

In November 2020, the SEC issued a new rule that modernizes and simplifies various aspects and financial disclosure requirements in Regulation S-K, specifically related to Item 301 “Selected Financial Data”, Item 302 “Supplementary Financial Information” and Item 303 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). The intent of this new rule is to (i) eliminate duplicative disclosures, (ii) enhance and promote more principles-based MD&A disclosures with the objective of making them more meaningful for investors, all while (iii) simplifying the compliance requirements and efforts for registrants, by providing them with the flexibility to present management’s perspective on the registrant’s financial condition and results of operations. While most of the changes involve reducing or eliminating previously required information and disclosures, the rule does expand the disclosure requirements surrounding certain aspects of the various items in Regulation S-K discussed above. The final rule was published in the Federal Register on January 11, 2021, is effective thirty days after its publication date, or February 10, 2021, and registrants are required to comply with this final rule in the registrant’s first fiscal year ending on or after the date that is 210 days after the publication date (August 9, 2021). The Company has evaluated this SEC final rule, and we plan to incorporate the requirements and amendments of this SEC rule, in its entirety, as part of our Form 10-K for the year ending December 31, 2021. The application of this new SEC rule is not expected to have a material impact on our future SEC filings.

Note 2—Inventories

The components of Inventories are comprised of:

	December 31,
	2020	2019
Raw materials and supplies	$587.4	$509.6
Work in process	410.7	395.2
Finished goods	464.1	405.3
	$1,462.2	$1,310.1

Note 3—Property, Plant and Equipment, Net

The components of Property, plant and equipment, net are summarized as follows:

	December 31,
	2020	2019
Land and improvements	$33.5	$34.8
Buildings and improvements	394.3	347.4
Machinery and equipment	2,040.1	1,800.4
Office equipment and other	325.3	303.6
	2,793.2	2,486.2
Accumulated depreciation	(1,738.6)	(1,487.2)
	$1,054.6	$999.0

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $252.7, $240.0 and $247.6, respectively.

Note 4—Long-Term Debt

Long-term debt consists of the following:

		December 31, 2020		December 31, 2019
		Carrying	Approximate	Carrying	Approximate
	Maturity	Amount	Fair Value (1)	Amount	Fair Value (1)
Revolving Credit Facility	January 2024	$—	$—	$—	$—
U.S. Commercial Paper Program (less unamortized discount of nil and nil at December 31, 2020 and 2019, respectively)	January 2024	—	—	160.0	160.0
Euro Commercial Paper Program (plus unamortized premium of nil and nil at December 31, 2020 and 2019, respectively)	January 2024	—	—	235.5	235.5
2.20% Senior Notes (less unamortized discount of nil at December 31, 2019)	April 2020	—	—	400.0	400.0
3.125% Senior Notes (less unamortized discount of nil and $0.1 at December 31, 2020 and 2019, respectively)	September 2021	227.7	231.6	227.6	231.0
4.00% Senior Notes (less unamortized discount of $0.1 and $0.2 at December 31, 2020 and 2019, respectively)	February 2022	294.9	303.6	294.8	304.0
3.20% Senior Notes (less unamortized discount of $0.2 and $0.2 at December 31, 2020 and 2019, respectively)	April 2024	349.8	378.1	349.8	363.7
2.050% Senior Notes (less unamortized discount of $0.6 at December 31, 2020)	March 2025	399.4	420.7	—	—
0.750% Euro Senior Notes (less unamortized discount of $2.4 at December 31, 2020)	May 2026	608.4	633.6	—	—
2.000% Euro Senior Notes (less unamortized discount of $2.4 and $2.5 at December 31, 2020 and 2019, respectively)	October 2028	608.4	694.9	558.2	622.8
4.350% Senior Notes (less unamortized discount of $0.4 and $0.4 at December 31, 2020 and 2019, respectively)	June 2029	499.6	608.4	499.6	562.9
2.800% Senior Notes (less unamortized discount of $0.6 and $0.7 at December 31, 2020 and 2019, respectively)	February 2030	899.4	987.8	899.3	897.3
Other debt	2021-2032	6.7	6.7	5.5	5.5
Less unamortized deferred debt issuance costs		(27.8)	—	(23.6)	—
Total debt		3,866.5	4,265.4	3,606.7	3,782.7
Less current portion		230.3	234.2	403.3	403.3
Total long-term debt		$3,636.2	$4,031.2	$3,203.4	$3,379.4
(1)	The fair value of each series of the Company’s Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5).

Revolving Credit Facility

On January 15, 2019, the Company amended its existing $2,000.0 unsecured credit facility with a $2,500.0 unsecured credit facility (“Revolving Credit Facility”). The Revolving Credit Facility, which matures January 2024, gives the Company the ability to borrow, in various currencies, at a spread over LIBOR. The Company may utilize the Revolving Credit Facility for general corporate purposes. Due to the significant volatility in the credit and capital markets resulting from the outbreak of the COVID-19 pandemic, the Company borrowed approximately $1,255.6 under the Revolving Credit Facility in the first quarter of 2020, at a weighted average interest rate of 1.82%. The outstanding borrowings as of March 31, 2020 included €200.0 ($217.4 at date of issuance) of euro-denominated borrowings, with the remainder of the outstanding borrowings denominated in U.S. dollars. The borrowings under the Revolving Credit Facility during the first quarter of 2020 were used in part to repay outstanding balances under the U.S. Commercial Paper Program and the Euro Commercial Paper Program (each as defined below). During the second quarter of 2020, the Company repaid all of the outstanding borrowings under the Revolving Credit Facility using cash and cash equivalents on hand as well as the net proceeds from the 2026 Euro Notes (defined below). At December 31, 2020 and 2019, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value due primarily to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.

Other Line of Credit Facilities

On March 20, 2020, the Company, through one of its wholly owned foreign subsidiaries, borrowed $100.0 (the maximum borrowing capacity) on an uncommitted line of credit, at a variable LIBOR-based interest rate, initially set at 1.92%. This line of credit, which was guaranteed by the Company and carried an interest rate of LIBOR plus 80 basis points, expired on December 19, 2020. Borrowings under this line of credit arrangement were used for general corporate purposes. The carrying value of this borrowing approximated its fair value due primarily to its market interest rates and was classified as Level 2 in the fair value hierarchy (Note 5). Prior to maturity, on May 5, 2020, the Company repaid, in full, the outstanding borrowing on this uncommitted line of credit, using cash and cash equivalents on hand.

Commercial Paper Programs

The Company has a commercial paper program pursuant to which the Company issues short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maturities of the USCP Notes vary, but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. As of December 31, 2020, there were no USCP Notes outstanding under the U.S. Commercial Paper Program, while there was $160.0 of USCP Notes outstanding as of December 31, 2019. The average interest rate on the outstanding USCP Notes as of December 31, 2019 was 1.85%.

On July 10, 2018, the Company and one of its wholly owned European subsidiaries (collectively, the “Euro Issuer”) entered into a euro-commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary, but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the euro-commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies.  In addition, effective April 14, 2020, a subsidiary of the Company is able to issue ECP Notes through the Bank of England’s COVID Corporate Financing Facility (the “BOE Facility”). The BOE Facility will be available until March 22, 2021, although the Company has no current intentions to borrow under the BOE Facility. As of December 31, 2020, there were no ECP Notes outstanding under the Euro Commercial Paper Program. As of December 31, 2019, the amount of ECP Notes outstanding was €210.0 (approximately $235.5), with an average interest rate on such outstanding ECP Notes of (0.13)%.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. As of December 31, 2020, the authorization from the Company’s Board of Directors limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper, euro-commercial paper or similar programs at any time to $2,500.0, consistent with the Revolving Credit Facility. In addition, the maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0, while the maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0.  The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary.  Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes.  Any outstanding Commercial Paper is classified as long-term debt in the accompanying Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The Commercial Paper is actively traded and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The carrying value of Commercial Paper borrowings approximates their fair value.

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

On January 9, 2019, the Company issued $500.0 principal amount of unsecured 4.350% Senior Notes due June 1, 2029 at 99.904% of face value (the “2029 Senior Notes”). The 2029 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2029 Senior Notes is payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2019.  Prior to March 1, 2029, the Company may, at its option, redeem some or all of the 2029 Senior Notes at any time by paying the redemption price (which may include a make-whole premium), plus accrued and unpaid interest, if any, to the date of redemption. If redeemed on or after March 1, 2029, the Company may, at its option, redeem some or all of the 2029 Senior Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. In January 2019, the Company used the net proceeds from the 2029 Senior Notes, along with proceeds from borrowings under the U.S. Commercial Paper Program, to repay the $750.0 principal amount of unsecured 2.55% Senior Notes due in January 2019.

On September 4, 2019, the Company commenced tender offers (the “Tender Offers”) to purchase for cash any and all of the Company’s outstanding (i) $375.0 principal amount of 3.125% Senior Notes due September 2021 (the “2021 Senior Notes”) and (ii) $500.0 principal amount of 4.00% Senior Notes due February 2022 (the “2022 Senior Notes”). On September 11, 2019, as a result of the Tender Offers, the Company accepted for payment $147.3 aggregate principal amount of the 2021 Senior Notes and $205.0 aggregate principal amount of the 2022 Senior Notes for 101.9% and 104.5% of par value, respectively (collectively, the “Tendered Notes”), plus accrued and unpaid interest to, but not including, the settlement date of the Tender Offers. The total consideration for the Tendered Notes was $368.8, which in addition to the Tendered Notes, included $13.4 of premiums and fees paid related to the early extinguishment of debt and $3.1 of accrued interest. For the year ended December 31, 2019, the Company recorded a loss on early debt extinguishment of $14.3 ($12.5 after-tax, or $0.04 per diluted share) within Loss on early extinguishment of debt on the accompanying Consolidated Statements of Income. This charge was primarily comprised of the premiums and fees incurred related to the Tendered Notes, along with the non-cash charge associated with the write-off of the remaining unamortized deferred debt issuance costs associated with the Tendered Notes. The remaining principal amounts associated with the 2021 Senior Notes and 2022 Senior Notes, which were not redeemed as a result of the Tender Offers, remain outstanding as of December 31, 2020, as noted in the table above.

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

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and, with certain exceptions, a make-whole premium. The Company’s 2021 Senior Notes are due in September 2021 and are therefore recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Consolidated Balance Sheets as of December 31, 2020.

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

On October 8, 2018, the Euro Issuer issued €500.0 (approximately $574.6 at date of issuance) principal amount of unsecured 2.000% Senior Notes due October 8, 2028 at 99.498% of face value (the “2028 Euro Notes” or the “2.000% Euro Senior Notes”, collectively with the 2026 Euro Notes, the “Euro Notes”, and collectively with the U.S. Senior Notes and 2026 Euro Notes, the “Senior Notes”). The 2028 Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on the 2028 Euro Notes is payable annually on October 8 of each year, commencing on October 8, 2019.  Prior to July 8, 2028, the Company may, at its option, redeem some or all of the 2028 Euro Notes at any time by paying the redemption price (which may include a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after July 8, 2028, the Company may, at its option, redeem some or all of the 2028 Euro Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The Company used a portion of the net proceeds from the 2028 Euro Notes to repay a portion of the outstanding amounts under its Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes.

The Company’s Senior Notes contain certain financial and non-financial covenants.

The maturity of the Company’s debt (exclusive of unamortized deferred debt issuance costs as of December 31, 2020) over each of the next five years ending December 31 and thereafter, is as follows:

2021	$230.5
2022	295.6
2023	0.7
2024	350.5
2025	400.0
Thereafter	2,617.0
$3,894.3

At December 31, 2020, the Company had approximately $73.3 of uncommitted standby letter of credit facilities, of which $30.5 were issued.

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

The Company believes that the assets or liabilities subject to such standards with fair value disclosure requirements are primarily debt instruments, pension plan assets, short-term investments, derivative instruments and contingent consideration payments. Each of these assets and liabilities is discussed below, with the exception of debt instruments and pension plan assets, which are covered in Note 4 and Note 9, respectively, herein. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets for identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments primarily consist of foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The contingent consideration payment (related to the SSI acquisition in January 2019, described further in Note 11 herein) was valued using Level 3 unobservable inputs, such as probability weighted payout projections, within the fair value hierarchy. The calculation of the contingent consideration was finalized in the first quarter of 2020 based on actual financial data used for inputs, and the consideration was paid in June 2020. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2020 and December 31, 2019 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
2020	Total	Assets (Level 1)	(Level 2)	(Level 3)
Short-term investments	$36.1	$36.1	$—	$—
Forward contracts	(2.7)	—	(2.7)	—
Total	$33.4	$36.1	$(2.7)	$—

2019
Short-term investments	$17.4	$17.4	$—	$—
Forward contracts	(1.3)	—	(1.3)	—
Contingent consideration	(75.0)	—	—	(75.0)
Total	$(58.9)	$17.4	$(1.3)	$(75.0)

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of December 31, 2020, the fair value of such contracts in the table above consisted primarily of (i) two outstanding forward contracts accounted for as cash flow hedges, with each expiring in 2021 and (ii) outstanding forward contracts accounted for as net investment hedges. For the years ended December 31, 2020 and 2019, the amounts recognized in Accumulated other comprehensive (loss) income associated with foreign exchange forward contracts were not material, as discussed in more detail in Note 7 herein. As of December 31, 2020 and 2019, the fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, depending on their value and remaining contractual period. For further discussion on the Company’s derivative financial instruments and related policies, refer to Note 1 herein.

Note 6—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
Income before income taxes:
United States	$310.3	$318.6	$194.1
Foreign	1,216.3	1,177.3	1,394.3
	$1,526.6	$1,495.9	$1,588.4
Current tax provision (benefit):
United States	$(5.7)	$22.9	$37.8
Foreign	288.2	293.8	345.7
	282.5	316.7	383.5
Deferred tax provision (benefit):
United States	43.0	35.8	27.8
Foreign	(12.2)	(20.6)	(39.8)
	30.8	15.2	(12.0)
Total provision for income taxes	$313.3	$331.9	$371.5

The United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”) in 2017. Consistent with the requirements of ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, the Company recorded a provisional charge (“Tax Act Charge”) in 2017 and completed its accounting for the Tax Act within the one-year measurement period. As such, the Company recorded an income tax benefit of $14.5 in 2018. In addition, in 2017, the Company recorded a transition tax (“Transition Tax”) of $259.4 related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. In the third quarter of 2020, the Company paid the third annual installment of the Transition Tax, net of applicable tax credits and deductions. The Company will pay the balance of the Transition Tax, net of applicable tax credits and deductions, over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2020 and 2019. In addition, as a result of the Tax Act, the Company also recorded a tax charge, in 2017, related to changes in the Company’s permanent reinvestment assertion, due to our intention to repatriate prior accumulated unremitted earnings from certain foreign subsidiaries over time. We will pay such taxes when those respective earnings are repatriated.

At December 31, 2020, the Company had $165.0 of foreign tax loss carryforwards, $78.6 of U.S. state tax loss carryforwards and $8.2 of U.S. federal tax loss carryforwards, of which $126.1, $78.6 and $8.2, respectively, will either expire or be refunded at various dates through 2040 and the balance can be carried forward indefinitely.  The Company had $3.2 of foreign tax credit carryforwards, $15.4 of U.S. state tax credit carryforwards, and $0.4 of U.S. federal tax credit carryforwards, of which $3.2, $9.6, and $0.4, respectively, will either expire or be refunded at various dates through 2040 and the balance can be carried forward indefinitely.

A valuation allowance of $40.1 and $35.2 at December 31, 2020 and 2019, respectively, has been recorded which relates primarily to the U.S. state and foreign net operating loss carryforwards and U.S. state tax credits. The net change in the valuation allowance for deferred tax assets in 2020 was an increase of $4.9, which related primarily to U.S. state and foreign net operating loss carryforwards. The net change in the valuation allowance for deferred tax assets in 2019 was not material.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
State and local taxes	0.8	0.7	0.6
Foreign earnings and dividends taxed at different rates	2.1	1.4	2.3
U.S. tax on foreign income	0.8	1.2	1.8
Tax Act - transition tax	—	—	0.7
Tax Act - change in indefinite reinvestment assertion	—	—	(1.6)
Excess tax benefits related to stock-based compensation	(2.8)	(2.5)	(1.2)
Settlements of refund claims in foreign jurisdictions including related deferred taxes	(1.3)	—	—
Other, net	(0.1)	0.4	(0.2)
Effective tax rate	20.5%	22.2%	23.4%

The components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2020	2019
Deferred tax assets relating to:
Accrued liabilities and reserves	$54.2	$41.8
Operating lease liabilities	52.7	45.7
Operating loss and tax credit carryforwards	62.8	81.3
Pensions	36.4	26.2
Inventories	49.0	39.3
Employee benefits	35.2	36.0
Total deferred tax assets	290.3	270.3
Valuation allowance	(40.1)	(35.2)
Total deferred tax assets, net of valuation allowances	250.2	235.1

Deferred tax liabilities relating to:
Goodwill	202.1	179.5
Depreciation and amortization	81.5	74.1
Operating lease right-of-use assets	52.7	45.7
Unremitted foreign earnings	114.9	115.8
Total deferred tax liabilities	451.2	415.1

Net deferred tax liability	$201.0	$180.0

Classification of deferred tax assets and liabilities, as reflected on the Consolidated Balance Sheets:
Other long-term assets	$98.1	$80.4
Deferred income taxes	299.1	260.4
Net deferred tax liability, long-term	$201.0	$180.0

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2020, 2019 and 2018 is shown below.

	2020	2019	2018
Unrecognized tax benefits as of January 1	$159.1	$130.5	$127.3
Gross increases for tax positions in prior periods	5.4	20.9	18.9
Gross increases for tax positions in current period	16.4	9.0	2.0
Settlements	(38.8)	—	(14.1)
Lapse of statutes of limitations	(6.8)	(1.3)	(3.6)
Unrecognized tax benefits as of December 31	$135.3	$159.1	$130.5

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2020, 2019 and 2018, the provision for income taxes included a net expense of $2.8, $4.4 and $1.1, respectively, in estimated interest and penalties. As of December 31, 2020, 2019 and 2018, the liability for unrecognized tax benefits included $39.2, $42.2 and $40.5, respectively, for tax-related interest and penalties.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2020 and 2019, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $169.3 and $171.0, respectively. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $24.6.

Note 7—Equity

Stock-Based Compensation:

For the years ended December 31, 2020, 2019 and 2018, the Company’s income before income taxes was reduced for stock-based compensation expense of $70.5, $63.0 and $55.6, respectively, the expense of which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. In addition, for the years ended December 31, 2020, 2019 and 2018, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $50.7, $46.0 and $27.5, respectively, in the provision for income taxes in the accompanying Consolidated Statements of Income. These aggregate income tax benefits during the years ended December 31, 2020, 2019 and 2018 include excess tax benefits of $42.8, $38.1 and $19.8, respectively, from option exercises. The impact associated with recognizing excess tax benefits from option exercises in the provision for income taxes on our consolidated financial statements could result in significant fluctuations in our effective tax rate in the future, since the provision for income taxes will be impacted by the timing and intrinsic value of future stock-based compensation award exercises.

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”).  A committee of the Company’s Board of Directors has been authorized to grant stock options pursuant to the 2017 Employee Option Plan. At the time of its adoption, the number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2017 Employee Option Plan is 30,000,000 shares. As of December 31, 2020, there were 5,142,520 shares of Common Stock available for the granting of additional stock options under the 2017 Employee Option Plan. The Company also continues to maintain the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan. Options granted under the 2017 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

In 2004, the Company adopted the 2004 Stock Option Plan for Directors of Amphenol Corporation (the “2004 Directors Option Plan”). The 2004 Directors Option Plan was administered by the Company’s Board of Directors. The 2004 Directors Option Plan expired in May 2014. Options were last granted under the 2004 Directors Option Plan in May 2011. All options granted under the 2004 Directors Option Plan have been either exercised or forfeited.

Stock option activity for 2018, 2019 and 2020 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2018	33,222,364	$52.27	7.05
Options granted	6,302,100	87.95
Options exercised	(3,464,876)	37.81
Options forfeited	(508,920)	69.03
Options outstanding at December 31, 2018	35,550,668	59.77	6.81
Options granted	6,181,700	89.52
Options exercised	(5,847,252)	42.14
Options forfeited	(209,910)	78.17
Options outstanding at December 31, 2019	35,675,206	67.70	6.75
Options granted	6,110,200	90.24
Options exercised	(7,484,812)	51.60
Options forfeited	(307,770)	83.11
Options outstanding at December 31, 2020	33,992,824	$75.16	6.79	$1,890.4
Vested and non-vested options expected to vest at December 31, 2020	31,791,827	$74.56	6.71	$1,787.1
Exercisable options at December 31, 2020	15,498,174	$63.73	5.32	$1,039.0

A summary of the status of the Company’s non-vested options as of December 31, 2020 and changes during the year then ended is as follows:

		Weighted Average
		Fair Value
	Options	at Grant Date
Non-vested options at January 1, 2020	19,016,830	$10.72
Options granted	6,110,200	16.35
Options vested	(6,324,610)	9.87
Options forfeited	(307,770)	12.03
Non-vested options at December 31, 2020	18,494,650	$12.85

The weighted average fair value at the grant date of options granted during 2019 and 2018 was $12.26 and $12.82, respectively.

During the years ended December 31, 2020, 2019 and 2018, the following activity occurred under the Company’s option plans:

	2020	2019	2018
Total intrinsic value of stock options exercised	$436.1	$329.6	$188.1
Total fair value of stock options vested	62.4	57.3	51.0

As of December 31, 2020, the total compensation cost related to non-vested options not yet recognized was approximately $177.3, with a weighted average expected amortization period of 3.40 years.

The grant-date fair value of each option grant under the 2009 Employee Option Plan and the 2017 Employee Option Plan is estimated using the Black-Scholes option pricing model. The grant-date fair value of each share grant is determined based on the closing share price of the Company’s Common Stock on the date of the grant. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Use of a valuation model for option grants requires management to make certain assumptions with respect to selected model inputs. Expected share price volatility is calculated based on the historical volatility of the Common Stock and implied volatility derived from related exchange traded options. The average expected life is based on the contractual term of the option and expected exercise and historical experience. The risk-free interest rate is based on U.S. Treasury zero-coupon issuances with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share is based on the Company’s dividend rate.

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2020		2019		2018
Risk free interest rate	0.3%		2.1%		2.9%
Expected life	4.7	years	4.7	years	4.7	years
Expected volatility	24.0%		14.0%		13.0%
Expected dividend yield	1.1%		1.0%		1.0%

Restricted Stock

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors. As of December 31, 2020, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 81,671. Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for 2018, 2019 and 2020 was as follows:

			Weighted Average
		Fair Value	Remaining
	Restricted	at Grant	Amortization
	Shares	Date	Term (in years)
Restricted shares outstanding at January 1, 2018	12,905	$73.25	0.37
Restricted shares granted	15,014	87.84
Shares vested and issued	(13,046)	73.35
Restricted shares outstanding at December 31, 2018	14,873	87.89	0.39
Restricted shares granted	14,304	89.49
Shares vested and issued	(16,661)	88.07
Restricted shares outstanding at December 31, 2019	12,516	89.49	0.39
Restricted shares granted	13,175	91.11
Shares vested and issued	(12,516)	89.49
Restricted shares outstanding at December 31, 2020	13,175	$91.11	0.38

The total fair value of restricted share awards that vested during 2020, 2019, and 2018 was $1.2, $1.5 and $1.0, respectively. As of December 31, 2020, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.5 (with a weighted average expected amortization period of 0.38 years).

Stock Repurchase Program:

On April 24, 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the years ended December 31, 2020, 2019 and 2018, the Company repurchased 6.0 million, 6.5 million and 6.4 million shares of its Common Stock for $641.3, $601.7 and $553.2, respectively, under the 2018 Stock Repurchase Program. Of the total repurchases in 2020, 1.4 million shares, or $153.9, have been retained in Treasury stock at time of repurchase; the remaining 4.6 million shares, or $487.4, have been retired by the Company. Of the total repurchases in 2019, 1.0 million shares, or $87.6, were retained in Treasury stock at time of repurchase; the remaining 5.5 million shares, or $514.1, were retired by the Company. Of the total repurchases in 2018, 0.7 million shares, or $55.0, were retained in Treasury stock at time of repurchase; the remaining 5.7 million shares, or $498.2, were retired by the Company. From January 1, 2021 through January 31, 2021, the Company repurchased $4.0 of its Common Stock, and has remaining authorization to purchase up to $199.8 of its Common Stock under the 2018 Stock Repurchase Program. The price and timing of any future purchases under the 2018 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the level of uncertainty relating to the COVID-19 pandemic, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends, economic and market conditions and stock price.

On January 24, 2017, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to $1,000.0 of the Company’s Common Stock during the two-year period ending January 24, 2019 (the “2017 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2018, the Company repurchased 4.2 million shares of its Common Stock for $382.0, all of which were retired by the Company; these repurchases completed the $1,000.0 2017 Stock Repurchase Program. The repurchases in the first quarter of 2018, coupled with the Company’s repurchase of 6.4 million shares of its Common Stock for $553.2 under the 2018 Stock Repurchase Program during the nine months ended December 31, 2018, resulted in total repurchases of 10.6 million shares for $935.2 during the year ended December 31, 2018.

Dividends:

Contingent upon declaration by the Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock. On October 20, 2020, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.25 per share to $0.29 per share effective with dividends declared in the fourth quarter of 2020.

The following table summarizes the quarterly declared dividends per share for each of the three years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
First Quarter	$0.25	$0.23	$0.19
Second Quarter	0.25	0.23	0.23
Third Quarter	0.25	0.25	0.23
Fourth Quarter	0.29	0.25	0.23
Total	$1.04	$0.96	$0.88

Dividends declared and paid for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Dividends declared	$310.0	$285.3	$264.3
Dividends paid (including those declared in the prior year)	297.6	279.5	253.7

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) included in equity at December 31, 2020, 2019 and 2018 are as follows:

	Foreign	Unrealized	Pension and	Accumulated
	Currency	Gain (Loss)	Postretirement	Other
	Translation	on Hedging	Benefit Plan	Comprehensive
	Adjustments	Activities	Adjustment	(Loss) Income
Balance at January 1, 2018	$(33.2)	$(0.2)	$(167.6)	$(201.0)
Other comprehensive income (loss) before reclassifications, net of tax of nil, ($0.1) and $6.6, respectively	(164.3)	0.4	(22.0)	(185.9)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($6.4)	—	—	20.2	20.2
Amounts reclassified from Accumulated other comprehensive income (loss) to retained earnings, resulting from income tax effects of the Tax Act (ASU 2018-02)	—	—	(23.5)	(23.5)
Balance at December 31, 2018	(197.5)	0.2	(192.9)	(390.2)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and $5.3, respectively	(40.4)	0.1	(15.7)	(56.0)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($4.9)	—	—	15.3	15.3
Balance at December 31, 2019	(237.9)	0.3	(193.3)	(430.9)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and $7.1, respectively	151.3	(0.2)	(18.9)	132.2
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($6.7)	—	—	20.6	20.6
Balance at December 31, 2020	$(86.6)	$0.1	$(191.6)	$(278.1)

For the years ended December 31, 2020, 2019 and 2018, as it relates to the Company’s cash flow hedges, which comprised of foreign exchange forward contracts, the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Consolidated Statements of Income, were not material. There were no reclassifications associated with our net investment hedges from Accumulated other comprehensive income (loss) to earnings during the years presented in the table above. The amount included in Accumulated other comprehensive loss as of December 31, 2020 associated with our cash flow hedges is expected to be reclassified into earnings within the next twelve months. The amounts reclassified from Accumulated other comprehensive income (loss) to earnings, related to pension and other postretirement benefit plans in the table above, are reported within Other income, net in the Consolidated Statements of Income, the vast majority of which is related to the amortization of actuarial losses associated with our defined benefit plans. The amortization of actuarial losses are included in the computation of net pension expense discussed in more detail within Note 9 herein.

Note 8—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares and dilutive common shares, the dilutive effect of which relates to stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ended December 31, 2020, 2019 and 2018 is as follows:

(dollars and shares in millions, except per share data)	2020	2019	2018
Net income attributable to Amphenol Corporation shareholders	$1,203.4	$1,155.0	$1,205.0
Basic weighted average common shares outstanding	298.0	297.5	301.2
Effect of dilutive stock options	9.5	10.4	11.4
Diluted weighted average common shares outstanding	307.5	307.9	312.6
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$4.04	$3.88	$4.00
Diluted	$3.91	$3.75	$3.85

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 4.7 million, 7.1 million and 3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Subsequent Event - Stock Split

On January 27, 2021, the Company announced that its Board of Directors approved a two-for-one split of the Company’s common stock. The stock split will be effected in the form of a stock dividend paid to shareholders of record as of the close of business on February 16, 2021. The Company expects the additional shares will be distributed on March 4, 2021. Below are the pro forma weighted average common shares outstanding and earnings per share (basic and diluted) to give the effect of this stock split as if it had been effective for all years presented. (table below is unaudited)

(dollars and shares in millions, except per share data)	2020	2019	2018
Net income attributable to Amphenol Corporation shareholders	$1,203.4	$1,155.0	$1,205.0
Basic weighted average common shares outstanding	596.1	595.0	602.4
Effect of dilutive stock options	18.9	20.9	22.8
Diluted weighted average common shares outstanding	615.0	615.9	625.2
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$2.02	$1.94	$2.00
Diluted	$1.96	$1.88	$1.93

Note 9—Benefit Plans and Other Postretirement Benefits

Defined Benefit Plans

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Plans and are covered by defined contribution plans. Certain foreign subsidiaries have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The largest foreign pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $120.8 and $103.6 at December 31, 2020 and 2019, respectively. Total required contributions to be made during 2021 for the unfunded Foreign Plans are included in Other accrued expenses in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations as of December 31 of each year.

	U.S. Plans		Foreign Plans		Total
	2020	2019	2020	2019	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$496.5	$448.9	$261.4	$235.3	$757.9	$684.2
Service cost	4.5	5.4	3.0	2.6	7.5	8.0
Interest cost	13.2	16.8	3.5	4.7	16.7	21.5
Plan amendments	—	4.8	0.1	—	0.1	4.8
Actuarial loss	38.5	47.1	24.1	24.8	62.6	71.9
Foreign exchange translation	—	—	17.9	1.6	17.9	1.6
Benefits paid	(26.3)	(26.5)	(8.0)	(7.6)	(34.3)	(34.1)
Projected benefit obligation at end of year	526.4	496.5	302.0	261.4	828.4	757.9

Change in plan assets:
Fair value of plan assets at beginning of year	473.2	418.2	107.8	95.9	581.0	514.1
Actual return on plan assets	67.8	80.5	6.3	11.4	74.1	91.9
Employer contributions	1.0	1.0	5.5	5.6	6.5	6.6
Foreign exchange translation	—	—	5.0	2.5	5.0	2.5
Benefits paid	(26.3)	(26.5)	(8.0)	(7.6)	(34.3)	(34.1)
Fair value of plan assets at end of year	515.7	473.2	116.6	107.8	632.3	581.0

Underfunded status at end of year	$10.7	$23.3	$185.4	$153.6	$196.1	$176.9

Amounts recognized on the balance sheet as of December 31:
Other long-term assets	$7.8	$—	$0.3	$—	$8.1	$—

Other accrued expenses	1.0	1.0	3.3	3.2	4.3	4.2
Accrued pension and postretirement benefit obligations	17.5	22.3	182.4	150.4	199.9	172.7
Underfunded status at end of year	$10.7	$23.3	$185.4	$153.6	$196.1	$176.9

Accumulated other comprehensive loss, net	$(118.2)	$(131.5)	$(74.3)	$(62.0)	$(192.5)	$(193.5)

Weighted average assumptions used to determine projected benefit obligations:
Discount rate	2.30%	3.11%	1.12%	1.59%
Rate of compensation increase	2.40%	2.60%	1.75%	1.78%

The projected benefit obligation increased in both 2020 and 2019 primarily due to higher actuarial losses, resulting from the impact of lower discount rates on our projected benefit obligation. The accumulated benefit obligation for the Company’s defined benefit pension plans was $818.4 and $748.4 at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the accumulated benefit obligation for the U.S. Plans was $525.1 and $495.0, respectively, and for the Foreign Plans was $293.3 and $253.4, respectively.

The following summarizes information for defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2020 and 2019:

	U.S. Plans		Foreign Plans
	2020	2019	2020	2019
Accumulated benefit obligation	$29.8	$495.0	$287.6	$253.4
Fair value of plan assets	11.7	473.2	110.7	107.8

The following summarizes information for defined benefit plans with a projected benefit obligation in excess of plan assets as of December 31, 2020 and 2019:

	U.S. Plans		Foreign Plans
	2020	2019	2020	2019
Projected benefit obligation	$30.1	$496.5	$296.4	$261.4
Fair value of plan assets	11.7	473.2	110.7	107.8

The amounts, before tax, included in Accumulated other comprehensive loss at December 31, 2020 and 2019 that have not yet been recognized as expense were as follows:

	U.S. Plans		Foreign Plans		Total
	2020	2019	2020	2019	2020	2019
Actuarial losses, net	$148.9	$164.3	$98.8	$76.9	$247.7	$241.2
Prior service cost	6.6	8.7	0.8	0.8	7.4	9.5

The following is a summary of the components of net pension expense for the Company’s defined benefit plans for the years ended December 31, 2020, 2019 and 2018:

	U.S. Plans			Foreign Plans			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of net pension expense:
Service cost	$4.5	$5.4	$4.5	$3.0	$2.6	$2.8	$7.5	$8.0	$7.3
Interest cost	13.2	16.8	14.9	3.5	4.7	4.7	16.7	21.5	19.6
Expected return on plan assets	(33.8)	(33.2)	(34.5)	(3.4)	(3.7)	(3.8)	(37.2)	(36.9)	(38.3)
Amortization of prior service cost	2.1	1.7	2.3	—	0.1	—	2.1	1.8	2.3
Settlements	—	—	—	—	—	0.6	—	—	0.6
Amortization of actuarial losses	19.8	14.4	19.0	5.4	4.1	4.2	25.2	18.5	23.2
Net pension expense	$5.8	$5.1	$6.2	$8.5	$7.8	$8.5	$14.3	$12.9	$14.7

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.11%	4.14%	3.48%	1.59%	2.28%	2.21%
Expected long-term return on assets	7.50%	7.50%	7.75%	3.25%	3.75%	3.69%
Rate of compensation increase	2.60%	3.00%	3.00%	1.78%	1.77%	1.70%

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

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The weighted average discount rate for the U.S. Plans on this basis was 2.30% and 3.11% at December 31, 2020 and 2019, respectively. The decrease in the discount rate for the U.S. Plans resulted in an increase in the benefit obligation of approximately $45 at December 31, 2020. The weighted average discount rate for the Foreign Plans was 1.12% and 1.59% at December 31, 2020 and 2019, respectively. The increase in the benefit obligation associated with our Foreign Plans at December 31, 2020 was primarily driven by the decrease in the discount rate, along with foreign currency translation. The Company calculates its service and interest costs by applying a split discount rate approach under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations. The mortality assumptions used by the Company reflect commonly used mortality tables and improvement scales for each plan and increased life expectancies for plan participants.

The primary investment objective of the Plans is to build and ensure an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. To meet this objective, the Plans seek to earn a rate of return on assets greater than the liability discount rate, with a prudent level of risk and diversification. The current investment policy includes a strategy to maintain an adequate level of diversification, subject to portfolio risks. The current target allocations for the U.S. Plans are generally 60% equity and 40% fixed income. Short-term strategic ranges for investments are established within these long term target percentages. The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks. As of December 31, 2020, there were no significant concentrations of risks in the Company’s defined benefit plan assets. The Company does not invest nor instruct investment managers to invest pension assets in Amphenol securities. The Plans may indirectly hold the Company’s securities as a result of external investment management in certain commingled funds. Such holdings would not be material relative to the Plans’ total assets. The Company’s Foreign Plans primarily invest in equity and debt securities and insurance contracts, as determined by each Plans’ Trustees or investment managers.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company evaluated input from its external actuaries and investment consultants as well as consideration of long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices. The Company also considered its historical compounded return of approximately 8.5%, which has been in excess of these broad equity and bond benchmark indices. As described above, the expected long-term rate of return on the U.S. Plans’ assets is currently based on an asset allocation assumption of approximately 60% with equity managers (with an expected long-term rate of return of approximately 8%) and 40% with fixed income managers (with an expected long-term rate of return of approximately 6%). The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate.

The Company’s Plan assets, the vast majority of which relate to the U.S. Plans, are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The process requires judgment and may have an effect on the placement of the Plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension Plans’ assets at December 31, 2020 and 2019 by asset category are as follows (refer to Note 5 for definitions of Level 1, 2 and 3 inputs):

					Assets Measured at
Asset Category	Total	Level 1	Level 2	Level 3	Net Asset Value (a)

December 31, 2020
Equity securities:
U.S. equities — large cap	$124.9	$63.5	$61.4	$—	$—
U.S. equities — small/mid cap and other	37.7	—	37.7	—	—
International equities — growth	67.5	61.6	5.9	—	—
International equities — other	96.2	—	41.3	—	54.9

Alternative investment funds	22.4	—	—	—	22.4

Fixed income securities:
U.S. fixed income securities — intermediate term	29.2	29.2	—	—	—
U.S. fixed income securities — long term	130.5	—	130.5	—	—
U.S. fixed income securities — high yield	15.5	—	15.5	—	—
International fixed income securities — other	49.5	—	49.5	—	—

Insurance contracts	40.0	—	—	40.0	—
Real estate funds	10.8	—	—	10.8	—
Cash and cash equivalents	8.1	8.1	—	—	—

Total	$632.3	$162.4	$341.8	$50.8	$77.3

December 31, 2019
Equity securities:
U.S. equities — large cap	$112.0	$56.9	$55.1	$—	$—
U.S. equities — small/mid cap and other	36.4	—	36.4	—	—
International equities — growth	56.9	51.8	5.1	—	—
International equities — other	74.9	—	41.0	—	33.9

Alternative investment funds	21.1	—	—	—	21.1

Fixed income securities:
U.S. fixed income securities — short term	18.1	—	18.1	—	—
U.S. fixed income securities — intermediate term	26.8	26.8	—	—	—
U.S. fixed income securities — long term	118.6	—	118.6	—	—
U.S. fixed income securities — high yield	14.2	—	14.2	—	—
International fixed income securities — other	24.0	—	24.0	—	—

Insurance contracts	37.0	—	—	37.0	—
Real estate funds	10.7	—	—	10.7	—
Cash and cash equivalents (b)	30.3	30.3	—	—	—

Total	$581.0	$165.8	$312.5	$47.7	$55.0

(a)	Certain investments measured at fair value using the net asset value (NAV) practical expedient have been removed from the fair value hierarchy but included in the table above in order to permit the reconciliation of the fair value hierarchy to total plan assets.
(b)	The majority of the cash and cash equivalents on hand at December 31, 2019, which is primarily within the U.S. Plans, was subsequently invested, in early January 2020, in certain equity securities within the International equities-other category.

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

The Level 3 pension plan assets as of December 31, 2020 and 2019 included in the table above consist primarily of contracts with insurance companies related to certain foreign plans. The insurance contracts generally include guarantees in accordance with the policy purchased. Our valuation of Level 3 assets is based on insurance company or third-party actuarial valuations, representing an estimation of the surrender or market values of the insurance contract between the Company and the insurance companies. Our Level 3 pension plan assets also include certain investments in commingled real estate funds which are valued based on unobservable market price inputs. The following table sets forth a summary of changes of the fair value of the Level 3 pension plan assets for the years ended December 31, 2020 and 2019:

	2020	2019
Balance on January 1	$47.7	$45.3
Unrealized gains (losses), net	1.1	4.0
Purchases, sales and settlements, net	(1.0)	(1.2)
Foreign currency translation	3.0	(0.4)
Balance on December 31	$50.8	$47.7

The Company made cash contributions to the Plans of $6.5, $6.6, and $88.3 in 2020, 2019, and 2018, respectively. In January 2018, the Company made voluntary cash contributions of approximately $81.0 to fund the U.S. Plans. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

	U.S.	Foreign
Year	Plans	Plans	Total
2021	$27.3	$7.7	$35.0
2022	28.1	9.0	37.1
2023	29.0	8.9	37.9
2024	29.7	10.1	39.8
2025	30.1	10.3	40.4
2026-2030	149.7	57.6	207.3

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

Certain foreign subsidiaries of the Company offer certain benefits under local statutory plans which are excluded from the tables above. The net liability for such plans was $16.1 and $15.1 as of December 31, 2020 and 2019, respectively, the majority of which is included within Accrued pension and postretirement benefit obligations in the accompanying Consolidated Balance Sheets.

Other Postretirement Benefit Plans

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees in the U.S. through postretirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. As of December 31, 2020 and 2019, the total liability associated with postretirement benefit obligations was approximately $6.8 and $7.9, respectively, the majority of which is included in Accrued pension and postretirement benefit obligations on the accompanying Consolidated Balance Sheets. The weighted average discount rate used to determine the projected benefit obligation as of December 31, 2020 and 2019 was 2.40% and 3.10%, respectively. Net postretirement benefit expense on the accompanying Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 were $0.2, $0.3 and $0.8, respectively. Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company.

Defined Contribution Plans

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. Through 2018, the Company matched employee contributions to the U.S. defined contribution plans up to a maximum of 5% of eligible compensation. Effective January 1, 2019, the Company increased its matching of employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. The Company provided matching contributions to the U.S. defined contribution plans of approximately $13.3, $13.1 and $8.6 in 2020, 2019 and 2018, respectively.

Note 10—Leases

Operating Leases

For the years ended December 31, 2020 and 2019, total operating lease cost was $98.7, and $97.6, respectively, which include an immaterial amount of variable lease cost, and is recorded in Cost of sales and Selling, general and administrative expenses, dependent on the nature of the leased asset. Other than variable lease cost, operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable leases for each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases and (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, all as of December 31, 2020:

Operating
Year Ending December 31,	Leases
2021	$72.7
2022	48.8
2023	37.0
2024	27.6
2025	17.6
Thereafter	43.1
Total future minimum lease payments	$246.8
Less imputed interest	(17.7)
Total present value of future minimum lease payments	$229.1

The following summarizes the lease-related account balances on our Consolidated Balance Sheets, as of December 31, 2020 and 2019:

As of December 31:	2020	2019
Operating lease right-of-use assets (included in Other long-term assets)	$224.4	$196.7

Other accrued expenses	$68.0	$54.0
Other long-term liabilities	161.1	145.4
Total operating lease liabilities	$229.1	$199.4

The following summarizes additional supplemental data related to our operating leases:

	Operating Leases
Year Ended December 31:	2020		2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$88.1		$86.0

Right-of-use assets obtained in exchange for lease liabilities	$104.7		$98.6

As of December 31:
Weighted Average Remaining Lease Term	5	years	6	years
Weighted Average Discount Rate	2.6%		3.2%

Lease contracts that we have executed but which have not yet commenced as of December 31, 2020 were not material, and are excluded from the tables above. The Company does not generally enter into leases involving the construction or design of the underlying asset, and nearly all of the assets we lease are not specialized in nature. Our lease agreements generally do not include residual value guarantees nor do we enter into sublease arrangements with external parties.

Prior to January 1, 2019, the Company accounted for its leases in accordance with Topic 840, Leases. Total rent expense under operating leases for the year ended December 31, 2018 was approximately $87.2, which was recorded in Cost of sales and Selling, general and administrative expenses, dependent on the nature of the leased asset. At December 31, 2018, the Company was committed under operating leases for buildings, office space, automobiles and equipment, which expired at various dates.

Finance Leases

In rare circumstances, the Company may enter into finance leases for specific equipment used in manufacturing, in which the Company takes ownership of the asset upon the end of the lease. The Company records its finance leases within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt on the accompanying Consolidated Balance Sheets. The Company’s finance leases and related depreciation and interest expense, cash flows and impact on the Company’s consolidated financial statements were not material individually or in the aggregate as of and for the years ended December 31, 2020, 2019 and 2018.

Note 11—Acquisitions

During the year ended December 31, 2020, the Company completed two acquisitions, each included in the Interconnect Products and Assemblies segment, for $50.4, net of cash acquired. The Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed. The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments. The operating results of the 2020 acquisitions have been included in the Consolidated Statements of Income for the year ended December 31, 2020, since their respective dates of acquisition. Pro forma financial information related to these acquisitions has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

In January 2019, the Company acquired SSI Controls Technologies (“SSI”), the sensor manufacturing division of SSI Technologies, Inc., for approximately $400, net of cash acquired, plus a performance-related contingent payment. SSI, which is headquartered in the United States (Wisconsin), is a leading designer and manufacturer of sensors and sensing solutions for the global automotive and industrial markets. The SSI acquisition was not material to the Company. The contingent consideration payment was based on certain 2019 revenue and profitability levels of SSI. The Company determined the fair value of this liability using Level 3 unobservable inputs, such as probability weighted payout projections, and is classified as Level 3 in the fair value hierarchy (Note 5). The calculation of the contingent consideration was finalized in the first quarter of 2020 as $75.0, based on actual financial data used for inputs, and was paid in the second quarter of 2020. The contingent consideration was recorded in Other accrued expenses on the accompanying Consolidated Balance Sheets as of December 31, 2019.

During the year ended December 31, 2019, the Company completed nine acquisitions, including SSI, for $937.4, net of cash acquired. All but one of the acquisitions were included in the Interconnect Products and Assemblies segment. The 2019 acquisitions resulted in the recognition, in 2019, of $784.6 of goodwill and $111.8 of definite-lived intangible assets, primarily related to customer relationships and proprietary technology, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities and noncontrolling interests assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit, with the vast majority having useful lives ranging from 5 to 10 years. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that approximately $455 of the goodwill recognized from acquisitions in 2019 will be deductible for tax purposes. The Company has completed its analyses of the fair value of the assets acquired and liabilities assumed for all 2019 acquisitions. The operating results of the 2019 acquisitions have been included in the Consolidated Statements of Income for the years ended December 31, 2020 and 2019, since their respective dates of acquisition. Pro forma financial information related to these acquisitions has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

During the year ended December 31, 2018, the Company completed three acquisitions, all in the Interconnect Products and Assemblies segment, for $158.9, net of cash acquired. The Company has completed its analyses of the fair value of the assets acquired and liabilities assumed for all 2018 acquisitions.  The acquisitions in 2018 were not material, either individually or in the aggregate, to the Company’s financial results, and therefore, pro forma financial information related to these acquisitions has not been presented.

Acquisition of MTS Systems Corporation (“MTS”)

On December 9, 2020, Amphenol announced that the Company entered into a definitive agreement under which Amphenol will acquire MTS Systems Corporation (Nasdaq: MTSC) (“MTS”) for $58.50 per share in cash, or approximately $1,700, net of cash acquired and including the assumption of outstanding debt and liabilities. MTS, which is headquartered in the state of Minnesota in the United States, is a leading global supplier of precision sensors, advanced test systems and motion simulators. MTS is organized into two business segments: Sensors and Test & Simulation. The Sensors segment represents a highly complementary offering of high-technology, harsh environment sensors sold into diverse end markets and applications. The Company expects the MTS acquisition to further expand our range of sensor and sensor-based products across a wide array of industries. The definitive agreement to acquire MTS has been unanimously approved by the boards of both companies and is expected to close by the middle of 2021, subject to certain regulatory approvals, approval from MTS’s shareholders and other customary closing conditions. Amphenol expects to fund the MTS acquisition through a combination of cash and cash equivalents on hand, along with borrowings under our existing revolving credit or commercial paper facilities.

On January 19, 2021, the Company announced that it has entered into an agreement to sell the MTS Test & Simulation business to Illinois Tool Works Inc. (NYSE: ITW). The sale of this business is expected to close following the anticipated closing of our acquisition of MTS, subject to certain regulatory approvals and other customary closing conditions.

Acquisitions Subsequent to Year-end

In January 2021, the Company also completed two acquisitions, each in the Interconnect Products and Assemblies segment, for approximately $145, net of cash acquired. The Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed. These acquisitions, which were funded using cash and cash equivalents on hand, are not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition-related Expenses

In 2020, the Company incurred approximately $11.5 ($10.7 after-tax) of acquisition-related expenses, primarily comprised of external transaction costs related to acquisitions that were announced or closed. In 2019, the Company incurred approximately $25.4 ($21.0 after-tax) of acquisition-related expenses, primarily comprised of the amortization of $15.7 related to the value associated with acquired backlog (of which $12.5 related to the SSI acquisition), with the remainder representing external transaction costs. In 2018, the Company incurred approximately $8.5 ($7.2 after-tax) of acquisition-related expenses related to external transaction costs. Such acquisition-related expenses are separately presented in the accompanying Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2018	$3,956.7	$146.5	$4,103.2
Acquisition-related	774.0	10.6	784.6
Foreign currency translation	(20.7)	—	(20.7)
Goodwill at December 31, 2019	$4,710.0	$157.1	$4,867.1
Acquisition-related	50.0	0.5	50.5
Foreign currency translation	114.5	—	114.5
Goodwill at December 31, 2020	$4,874.5	$157.6	$5,032.1

Other than goodwill noted above, the following is a summary of the Company’s intangible assets as of December 31, 2020 and 2019:

		December 31, 2020			December 31, 2019
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	9	$456.6	$313.6	$143.0	$446.2	$272.2	$174.0
Proprietary technology	11	156.2	88.1	68.1	156.0	74.4	81.6
Backlog and other	2	49.7	49.4	0.3	49.7	49.4	0.3
Total intangible assets (definite-lived)	9	662.5	451.1	211.4	651.9	396.0	255.9

Trade names (indefinite-lived)		186.1		186.1	186.1		186.1
		$848.6	$451.1	$397.5	$838.0	$396.0	$442.0

The increase in the gross carrying amounts of intangible assets in 2020 was primarily due to the impact of foreign currency translation. The amortization expense for the years ended December 31, 2020, 2019 and 2018 was approximately $49.6, $67.3 and $46.9, respectively. The amortization expense in 2019 included $15.7 related to the amortization of acquired backlog, primarily from the SSI acquisition. As of December 31, 2020, amortization expense relating to the Company’s current intangible assets estimated for each of the next five fiscal years is approximately $46.2 in 2021, $38.5 in 2022, $35.7 in 2023, $30.0 in 2024, and $20.5 in 2025.

Note 13—Reportable Business Segments and International Operations

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Company organizes its reportable business segments based upon similar economic characteristics and business groupings of products, services, and customers, and do not include any aggregated operating segments. These reportable business segments are determined based upon how the Company operates its businesses, assesses operating performance, makes resource allocation decisions, and communicates results, outlook and strategy to our Board of Directors and shareholders. The Interconnect Products and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets. The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-add products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets. The accounting policies of the segments are the same as those for the Company as a whole and are described in

Note 1 herein. The Company evaluates the performance of the segments and allocates resources to them based on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

	Interconnect Products			Cable Products
	and Assemblies			and Solutions			Corporate / Other (1)			Total Consolidated
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net sales:
External	$8,229.9	$7,840.3	$7,781.9	$369.0	$385.1	$420.1	$—	$—	$—	$8,598.9	$8,225.4	$8,202.0
Intersegment	58.5	35.3	12.8	38.2	51.6	34.0	—	—	—	96.7	86.9	46.8
Depreciation and amortization	297.1	300.1	287.2	4.3	6.4	6.6	6.7	5.6	5.9	308.1	312.1	299.7
Capital expenditures	272.1	289.6	305.0	3.7	4.1	5.2	1.0	1.3	0.4	276.8	295.0	310.6
Segment operating income	1,741.2	1,722.7	1,752.5	35.4	39.5	52.6				1,776.6	1,762.2	1,805.1
Segment assets (excluding goodwill)	6,672.8	5,666.4	5,678.6	214.2	209.2	208.1				6,887.0	5,875.6	5,886.7
(1)	Corporate / Other is not a reportable business segment, but has been included above for purposes of reconciling between segment data and total consolidated data. The reconciliation of segment operating income and segment assets (excluding goodwill) to consolidated results is included in the tables below.

A reconciliation of segment operating income to consolidated income before income taxes is summarized as follows:

	2020	2019	2018
Segment operating income	$1,776.6	$1,762.2	$1,805.1
Stock-based compensation expense	(70.5)	(63.0)	(55.6)
Acquisition-related expenses	(11.5)	(25.4)	(8.5)
Other operating expenses	(56.2)	(54.6)	(54.1)
Interest expense	(115.4)	(117.6)	(101.7)
Loss on early extinguishment of debt	—	(14.3)	—
Other income, net	3.6	8.6	3.2
Income before income taxes	$1,526.6	$1,495.9	$1,588.4

Reconciliation of segment assets to consolidated total assets:

	2020	2019
Segment assets, excluding goodwill	$6,887.0	$5,875.6
Goodwill	5,032.1	4,867.1
Other assets	408.2	72.8
Consolidated total assets	$12,327.3	$10,815.5

Other assets are comprised primarily of corporate identifiable assets such as cash and cash equivalents. The increase in other assets in 2020 is primarily driven by an increase in corporate-held cash and cash equivalents on hand.

Net sales by geographic area for the years ended December 31, 2020, 2019 and 2018 and property, plant and equipment, net by geographic area as of December 31 were as follows:

	2020	2019	2018
Net sales
United States	$2,494.0	$2,524.7	$2,241.4
China	2,597.5	2,306.4	2,594.0
Other foreign locations	3,507.4	3,394.3	3,366.6
Total	$8,598.9	$8,225.4	$8,202.0

Long-lived assets(1)
United States	$352.7	$355.0	$225.1
China	399.6	343.1	273.8
Other foreign locations	526.7	497.6	376.9
Total	$1,279.0	$1,195.7	$875.8
(1)	Long-lived assets in this table are comprised of property, plant and equipment, net, for all years presented. In addition, for 2020 and 2019, operating lease right-of-use assets are also included, as a result of the Company’s adoption of Topic 842 effective January 1, 2019. Refer to Note 1 and Note 10 herein for further details on the impact of Topic 842.

Disaggregation of Net Sales

The following table shows our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the years ended December 31, 2020, 2019 and 2018:

	Interconnect Products			Cable Products			Total Reportable
	and Assemblies			and Solutions			Business Segments
Year ended December 31,	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net sales by:
Sales channel:
End customers and contract manufacturers	$6,934.1	$6,684.0	$6,667.9	$310.6	$301.4	$322.3	$7,244.7	$6,985.4	$6,990.2
Distributors and resellers	1,295.8	1,156.3	1,114.0	58.4	83.7	97.8	1,354.2	1,240.0	1,211.8
	$8,229.9	$7,840.3	$7,781.9	$369.0	$385.1	$420.1	$8,598.9	$8,225.4	$8,202.0

Geography:
United States	$2,282.6	$2,323.5	$2,038.0	$211.4	$201.2	$203.4	$2,494.0	$2,524.7	$2,241.4
China	2,590.3	2,300.6	2,589.9	7.2	5.8	4.1	2,597.5	2,306.4	2,594.0
Other foreign locations	3,357.0	3,216.2	3,154.0	150.4	178.1	212.6	3,507.4	3,394.3	3,366.6
	$8,229.9	$7,840.3	$7,781.9	$369.0	$385.1	$420.1	$8,598.9	$8,225.4	$8,202.0

Net sales by geographic area are based on the customer location to which the product is shipped. During the years ended December 31, 2020 and 2018, aggregate sales to the Company’s largest customer, including sales of products to EMS companies that the Company believes are manufacturing products on their behalf, represented approximately 11% and 12%, respectively, of the Company’s net sales. No single customer represented 10% or more of the Company’s net sales for the year ended December 31, 2019. It is impracticable to disclose net sales by product or group of products.

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

From December 2019 through October 2020, the Company has been named as one of several defendants in four separate lawsuits filed in the State of Indiana. The lawsuits relate to a manufacturing site in Franklin, Indiana (the “Site”) where the Company has been conducting an environmental clean-up effort under the direction of the United States Environmental Protection Agency (the “EPA”). The Site was shut down in 1983, more than three years before the Company acquired the Site as part of a larger acquisition that led to the establishment of the Company’s business in 1987 (the “Acquisition”). In connection with the Acquisition, the Company agreed, and has continued, to work closely with the EPA regarding the ongoing clean-up effort at the Site, subject to an indemnity from the seller (the “Seller”). In 1989, the Company sold the property where the Site is located. The lawsuits collectively seek, among other things, compensation for personal injuries and for past, present and future medical expenses, compensation for loss of property values near the Site and costs related to medical monitoring for individuals living close to the Site, in each case arising from alleged exposure to hazardous chemicals. The Company denies any wrongdoing and is defending each of the above described lawsuits. All the costs incurred relating to these lawsuits are reimbursed by the Seller based on the Seller’s indemnification obligations entered into in connection with the Acquisition (the “1987 Indemnification Agreement”). In addition, the environmental investigation, remediation and monitoring activities undertaken by the Company relating to the Site are reimbursed under the 1987 Indemnification Agreement. As a result, the Company does not believe that the costs associated with these lawsuits or the resolution of the related environmental matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2020, the Company had purchase commitments of $424.1 in 2021, $34.6 in 2022 and 2023, combined, and $3.9 beyond 2023.

Note 15—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
2020
Net sales	$1,862.0		$1,987.5		$2,323.4		$2,426.0
Gross profit	559.8		603.8		734.9		765.6
Operating income	316.9		357.4		475.8		488.4	(4)
Net income	243.2	(1)	260.5	(2)	349.5	(3)	360.2	(4)
Net income attributable to Amphenol Corporation	242.1	(1)	257.7	(2)	346.6	(3)	357.0	(4)

Net income per common share—Basic	0.81	(1)	0.87	(2)	1.16	(3)	1.19	(4)
Net income per common share—Diluted	0.79	(1)	0.85	(2)	1.12	(3)	1.15	(4)

2019
Net sales	$1,958.5		$2,015.3		$2,100.6		$2,151.0
Gross profit	627.8		647.6		661.9		678.7
Operating income	376.2	(5)	399.5	(6)	413.6		429.8
Net income	269.9	(5)	290.9	(6)	282.3	(7)	320.8	(8)
Net income attributable to Amphenol Corporation	267.5	(5)	288.4	(6)	280.3	(7)	318.7	(8)

Net income per common share—Basic	0.90	(5)	0.97	(6)	0.95	(7)	1.07	(8)
Net income per common share—Diluted	0.87	(5)	0.93	(6)	0.92	(7)	1.03	(8)

(1)	Net income and net income per common share includes excess tax benefits related to stock-based compensation of $5.0 ($0.02 per diluted share) and a discrete tax benefit of $19.9 ($0.06 per diluted share) related to the settlements of refund claims in certain non-U.S. jurisdictions and the resulting adjustments to deferred taxes. These items had the aggregate effect of increasing Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $24.9, $24.9, and $0.08 per share, respectively, for the three months ended March 31, 2020.

(2)	Net income and net income per common share includes excess tax benefits related to stock-based compensation of $12.4. The excess tax benefits had the effect of increasing Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $12.4, $12.4, and $0.04 per share, respectively, for the three months ended June 30, 2020.

(3)	Net income and net income per common share includes excess tax benefits related to stock-based compensation of $10.7. The excess tax benefits had the effect of increasing Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $10.7, $10.7, and $0.03 per share, respectively, for the three months ended September 30, 2020.

(4)	Operating income, net income and net income per common share includes acquisition-related expenses of $11.5 ($10.7 after-tax, or $0.03 per diluted share) primarily comprised of external transaction costs related to acquisitions that were announced or closed. Net income and net income per common share also includes excess tax benefits related to stock-based compensation of $14.8 ($0.05 per diluted share). These items had the aggregate effect of decreasing Operating income by $11.5, while increasing Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $4.1, $4.1, and $0.02 per share, respectively, for the three months ended December 31, 2020.

(5)	Operating income, net income and net income per common share includes acquisition-related expenses of $16.5 ($13.2 after-tax, or $0.04 per diluted share) primarily comprised of amortization related to the value associated with acquired backlog from the SSI acquisition, along with external transaction costs. Net income and net income per common share also includes excess tax benefits related to stock-based compensation of $6.8 ($0.02 per diluted share). These items had the aggregate effect of decreasing Operating income, Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $16.5, $6.4, $6.4, and $0.02 per share, respectively, for the three months ended March 31, 2019.

(6)	Operating income, net income and net income per common share includes acquisition-related expenses of $8.9 ($7.8 after-tax, or $0.03 per diluted share) primarily related to external transaction costs, as well as amortization related to the value associated with acquired backlog from an acquisition closed in the second quarter of 2019. Net income and net income per common share also includes excess tax benefits related to stock-based compensation of $12.9 ($0.04 per diluted share). These items had the aggregate effect of decreasing Operating income by $8.9, while increasing Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $5.1, $5.1, and $0.01 per share, respectively, for the three months ended June 30, 2019.

(7)	Net income and net income per common share includes the excess tax benefits related to stock-based compensation of $1.6 ($0.01 per diluted share) and the refinancing-related costs associated with the early extinguishment of debt of $14.3 ($12.5 after-tax, or $0.04 per diluted share). These items had the aggregate effect of decreasing Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $10.9, $10.9, and $0.03 per share, respectively, for the three months ended September 30, 2019.

(8)	Net income and net income per common share includes the excess tax benefits related to stock-based compensation of $16.8. The excess tax benefits had the effect of increasing Net income, Net income attributable to Amphenol Corporation, and Net income per common share-Diluted by $16.8, $16.8, and $0.05 per share, respectively, for the three months ended December 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. These controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”), pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2020 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that Deloitte & Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

The Company intends to file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act within 120 days following the end of the fiscal year ended December 31, 2020, and certain information included therein is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

Schedules other than the above have been omitted because they are either not applicable or the required information has been included in the Consolidated Financial Statements or the notes thereto.

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

4.7	Officer’s Certificate, dated January 9, 2019, establishing the 4.350% Senior Notes due 2029 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 10, 2019).*

4.8	Officer’s Certificate, dated September 10, 2019, establishing the 2.800% Senior Notes due 2030 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 10, 2019).*
4.9	Officer’s Certificate, dated February 20, 2020, establishing the 2.050% Senior Notes due 2025 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on February 20, 2020).*
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.10 to the December 31, 2020 10-K).**
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

10.15	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).†*
10.16	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 10-K).†*
10.17	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).†*
10.18	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).†*
10.19	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).†*
10.20	2021 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.20 to the December 31, 2020 10-K).†**
10.21

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

10.23	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2020, dated December 23, 2019 (filed as Exhibit 10.26 to the December 31, 2019 10-K).†*
10.24	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2021, dated October 8, 2020 (filed as Exhibit 10.24 to the December 31, 2020 10-K) .†**
10.25	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).†*
10.26	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).†*

10.27	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2019 (filed as Exhibit 10.28 to the December 31, 2018 10-K).†*
10.28

Commercial Paper Program form of Dealer Agreement dated as of August 29, 2014 between the Company, Citibank Global Markets and JP Morgan Securities LLC (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2014).*

10.29

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

**     Filed herewith.

***   Furnished with this report.

Item 16. Form 10-K Summary

Not applicable.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2020, 2019 and 2018

(Dollars in millions)

	Balance at	Charged to		Balance at
	beginning	cost and	Additions	end of
	of period	expenses	(Deductions)	period
Allowance for doubtful accounts:
Year ended December 31, 2020	$33.6	$8.5	$2.7	$44.8
Year ended December 31, 2019	33.5	1.2	(1.1)	33.6
Year ended December 31, 2018	23.0	13.0	(2.5)	33.5

Valuation allowance on deferred tax assets:
Year ended December 31, 2020	$35.2	$3.8	$1.1	$40.1
Year ended December 31, 2019	34.7	0.2	0.3	35.2
Year ended December 31, 2018	39.6	(3.8)	(1.1)	34.7

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 10th day of February, 2021.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Adam Norwitt	President, Chief Executive Officer and Director	February 10, 2021
R. Adam Norwitt	(Principal Executive Officer)

/s/ Craig A. Lampo	Senior Vice President and Chief Financial Officer	February 10, 2021
Craig A. Lampo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 10, 2021
Martin H. Loeffler

/s/ David P. Falck	Presiding Director	February 10, 2021
David P. Falck

/s/ Stanley L. Clark	Director	February 10, 2021
Stanley L. Clark

/s/ John D. Craig	Director	February 10, 2021
John D. Craig

/s/ Edward G. Jepsen	Director	February 10, 2021
Edward G. Jepsen

/s/ Rita S. Lane	Director	February 10, 2021
Rita S. Lane

/s/ Robert A. Livingston	Director	February 10, 2021
Robert A. Livingston

/s/ Anne Clarke Wolff	Director	February 10, 2021
Anne Clarke Wolff