Form 10-Q
period 2021-03-31
AMPHENOL CORP /DE/
filed 2021-04-30
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 OR

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

As of April 27, 2021, the total number of shares outstanding of the registrant’s Class A Common Stock was 597,615,720.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$2,327.6	$1,702.0
Short-term investments	33.6	36.1
Total cash, cash equivalents and short-term investments	2,361.2	1,738.1
Accounts receivable, less allowance for doubtful accounts of $43.3 and $44.8, respectively	1,931.8	1,951.6
Inventories	1,565.1	1,462.2
Prepaid expenses and other current assets	328.6	338.9
Total current assets	6,186.7	5,490.8

Property, plant and equipment, less accumulated depreciation of $1,767.5 and $1,738.6, respectively	1,076.2	1,054.6
Goodwill	5,093.0	5,032.1
Other intangible assets, net	410.3	397.5
Other long-term assets	367.3	352.3
	$13,133.5	$12,327.3

Liabilities & Equity
Current Liabilities:
Accounts payable	$1,070.7	$1,120.7
Accrued salaries, wages and employee benefits	191.9	195.4
Accrued income taxes	129.4	112.6
Accrued dividends	86.6	86.8
Other accrued expenses	542.9	558.5
Current portion of long-term debt	526.4	230.3
Total current liabilities	2,547.9	2,304.3

Long-term debt, less current portion	4,110.3	3,636.2
Accrued pension and postretirement benefit obligations	224.8	228.6
Deferred income taxes	314.8	299.1
Other long-term liabilities	414.0	407.2

Equity:
Common stock	0.6	0.6
Additional paid-in capital	2,105.7	2,068.1
Retained earnings	3,807.1	3,705.4
Treasury stock, at cost	(117.4)	(111.1)
Accumulated other comprehensive loss	(335.0)	(278.1)
Total shareholders’ equity attributable to Amphenol Corporation	5,461.0	5,384.9

Noncontrolling interests	60.7	67.0
Total equity	5,521.7	5,451.9
	$13,133.5	$12,327.3

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$2,377.1	$1,862.0
Cost of sales	1,649.6	1,302.2
Gross profit	727.5	559.8
Selling, general and administrative expenses	262.7	242.9
Operating income	464.8	316.9

Interest expense	(28.6)	(28.8)
Other (expense) income, net	(0.3)	1.1
Income before income taxes	435.9	289.2
Provision for income taxes	(104.1)	(46.0)
Net income	331.8	243.2
Less: Net income attributable to noncontrolling interests	(2.2)	(1.1)
Net income attributable to Amphenol Corporation	$329.6	$242.1

Net income per common share — Basic	$0.55	$0.41

Weighted average common shares outstanding — Basic	598.5	594.9

Net income per common share — Diluted	$0.53	$0.40

Weighted average common shares outstanding — Diluted	624.1	612.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended
	March 31,
	2021	2020

Net income	$331.8	$243.2
Total other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(62.3)	(100.7)
Unrealized gain on hedging activities	0.1	0.2
Pension and postretirement benefit plan adjustment, net of tax of ($1.6) and ($1.7), respectively	5.1	5.2
Total other comprehensive (loss) income, net of tax	(57.1)	(95.3)

Total comprehensive income	274.7	147.9

Less: Comprehensive income attributable to noncontrolling interests	(2.0)	—

Comprehensive income attributable to Amphenol Corporation	$272.7	$147.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2021	2020
Cash from operating activities:
Net income	$331.8	$243.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	76.7	72.1
Stock-based compensation expense	19.1	15.4
Deferred income tax provision	14.2	13.4
Net change in components of working capital	(114.6)	43.8
Net change in other long-term assets and liabilities	(6.2)	(3.6)

Net cash provided by operating activities	321.0	384.3

Cash from investing activities:
Capital expenditures	(78.4)	(60.8)
Proceeds from disposals of property, plant and equipment	0.9	1.2
Purchases of short-term investments	(46.2)	(12.0)
Sales and maturities of short-term investments	48.5	17.7
Acquisitions, net of cash acquired	(185.6)	(16.5)
Other	(2.4)	—

Net cash used in investing activities	(263.2)	(70.4)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	1.2	399.3
Repayments of senior notes and other long-term debt	(0.8)	(0.3)
Borrowings under credit facilities	—	1,567.4
Repayments under credit facilities	—	(215.0)
Borrowings (repayments) under commercial paper programs, net	811.9	(250.4)
Payment of costs related to debt financing	—	(3.9)
Proceeds from exercise of stock options	21.1	30.0
Distributions to and purchases of noncontrolling interests	(7.6)	(8.1)
Purchase of treasury stock	(152.8)	(257.2)
Dividend payments	(86.8)	(74.4)

Net cash provided by financing activities	586.2	1,187.4

Effect of exchange rate changes on cash and cash equivalents	(18.4)	(20.2)

Net change in cash and cash equivalents	625.6	1,481.1
Cash and cash equivalents balance, beginning of period	1,702.0	891.2

Cash and cash equivalents balance, end of period	$2,327.6	$2,372.3

Cash paid for:
Interest	$28.1	$22.0
Income taxes, net	75.2	64.2

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in millions, except share and per share data)

Note 1—Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, and each of the related Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2021 and 2020, include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our,” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”).

Stock Split

On January 27, 2021, the Company announced that its Board of Directors approved a two-for-one split of the Company’s Common Stock. The stock split was effected in the form of a stock dividend paid to shareholders of record as of the close of business on February 16, 2021. The additional shares were distributed on March 4, 2021, and the Company’s Common Stock began trading on a split-adjusted basis on March 5, 2021. As a result of the stock split, shareholders received one additional share of Amphenol Common Stock, $0.001 par value, for each share held as of the record date. There was no change in the number of authorized common shares of the Company as a result of the stock split.

All current and prior year data presented in the accompanying Condensed Consolidated Financial Statements and notes thereto in this Form 10-Q, including but not limited to, number of shares, share and per share activity, stock-based compensation data including stock options and restricted share units and related per share data, basic and diluted earnings per share, and dividends per share amounts, have been adjusted to reflect the effect of the stock split. As a result of the stock split, certain prior period amounts have been reclassified to conform to the current period presentation in the Condensed Consolidated Financial Statements and accompanying notes herein. The impact to the Condensed Consolidated Balance Sheets, as well as the rollforward of consolidated changes in equity included in Note 7 herein, was an increase of $0.3 to Common Stock, with an offsetting decrease in Additional paid-in capital, which has been retroactively adjusted for all periods presented.

Note 2—New Accounting Pronouncements

Recently Adopted Accounting Standards and Final SEC Rules

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplified income tax accounting in various areas. The Company has evaluated and adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on our consolidated financial statements.

In May 2020, the Securities and Exchange Commission (the “SEC”) issued a new rule regarding the financial statement requirements for acquisitions and dispositions of a business, which included, among other things, amending (i) certain criteria in the significance tests for acquired or to-be-acquired businesses, (ii) related pro forma financial information requirements, including its form and content, and (iii) related disclosure requirements, including the number of acquiree financial statement periods required to be presented in SEC filings. The final rule was effective for fiscal years beginning after December 31, 2020, with early application permitted. The Company evaluated and adopted this SEC final rule on January 1, 2021, which did not have a material impact on our condensed consolidated financial statements. Its impact on any future SEC filings will be dependent on the size of future business combinations.

Recently Issued Accounting Standards and Final SEC Rules Not Yet Adopted

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced in July 2017 its intent to phase out the use of LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration published a consultation on its intention to extend the publication of certain U.S. dollar LIBOR (“USD LIBOR”) rates until June 30, 2023. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred benchmark alternative to USD LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU 2021-01 Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which permits entities to elect certain optional expedients and exceptions when accounting for derivatives and certain hedging relationships affected by changes in interest rates and the transition. The Company is evaluating the potential impact of the replacement of LIBOR from both a risk management and financial reporting perspective. Our current portfolio of debt and financial instruments tied to LIBOR consists primarily of our Revolving Credit Facility (as defined below), which had no outstanding borrowings as of March 31, 2021. We do not currently believe that this transition will have a material impact on our financial condition, results of operations or cash flows.

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

Note 3—Inventories

Inventories consist of:

	March 31,	December 31,
	2021	2020
Raw materials and supplies	$642.8	$587.4
Work in process	453.7	410.7
Finished goods	468.6	464.1
	$1,565.1	$1,462.2

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	March 31, 2021		December 31, 2020
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	811.0	811.0	—	—
Euro Commercial Paper Program	—	—	—	—
3.125% Senior Notes due September 2021	227.7	230.1	227.7	231.6
4.00% Senior Notes due February 2022	294.9	300.9	294.9	303.6
3.20% Senior Notes due April 2024	349.8	373.0	349.8	378.1
2.050% Senior Notes due March 2025	399.5	412.2	399.4	420.7
0.750% Euro Senior Notes due May 2026	584.3	606.0	608.4	633.6
2.000% Euro Senior Notes due October 2028	584.3	659.3	608.4	694.9
4.350% Senior Notes due June 2029	499.6	566.7	499.6	608.4
2.800% Senior Notes due February 2030	899.4	925.5	899.4	987.8
Other debt	12.2	12.2	6.7	6.7
Less unamortized deferred debt issuance costs	(26.0)	—	(27.8)	—
Total debt	4,636.7	4,896.9	3,866.5	4,265.4
Less current portion	526.4	534.8	230.3	234.2
Total long-term debt	$4,110.3	$4,362.1	$3,636.2	$4,031.2

Revolving Credit Facility

The Company has a $2,500.0 unsecured credit facility (the “Revolving Credit Facility”), which matures January 2024 and gives the Company the ability to borrow, in various currencies, at a spread over LIBOR. The Company may utilize the Revolving Credit Facility for general corporate purposes. At March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value due primarily to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. At March 31, 2021, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Commercial Paper Programs

The Company has a commercial paper program pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maturities of the USCP Notes vary, but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. As of March 31, 2021, the amount of USCP Notes outstanding was $811.0, with a weighted average interest rate of 0.20%. On April 7, 2021, a combination of borrowings under the U.S. Commercial Paper Program and cash and cash equivalents on hand were used to fund the previously announced acquisition of MTS Systems Corporation (“MTS”). Refer to Note 16 herein for further discussion of the acquisition of MTS.

The Company and one of its wholly owned European subsidiaries (collectively, the “Euro Issuer”) also has a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary, but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies.  As of March 31, 2021, there were no ECP Notes outstanding. In addition, until March 22, 2021, the Company was able to issue ECP Notes through the Bank of England’s COVID Corporate Financing Facility (the “BOE Facility”). There were no outstanding borrowings at March 31, 2021 under the BOE Facility, which expired on March 22, 2021.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, the authorization from the Company’s Board of Directors limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate. In addition, the maximum aggregate principal amount outstanding of USCP Notes and ECP Notes at any time is $2,500.0 and $2,000.0, respectively. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The Commercial Paper is actively traded and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The carrying value of Commercial Paper borrowings approximates their fair value.

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

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and, with certain exceptions, a make-whole premium. The fair value of each series of U.S. Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The remaining principal amounts outstanding associated with the Company’s 3.125% Senior Notes due in September 2021 and 4.00% Senior Notes due in February 2022 are each recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021. The U.S. Senior Notes contain certain financial and non-financial covenants. At March 31, 2021, the Company was in compliance with the financial covenants under its U.S. Senior Notes.

Euro Senior Notes

On May 4, 2020, the Euro Issuer issued €500.0 (approximately $545.4 at date of issuance) principal amount of unsecured 0.750% Senior Notes due May 4, 2026 at 99.563% of face value (the “2026 Euro Notes” or the “0.750% Euro Senior Notes”, collectively with the 2.000% Euro Senior Notes due October 2028, the “Euro Notes”, and the Euro Notes collectively with the U.S. Senior Notes, the “Senior Notes”). The 2026 Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on the 2026 Euro Notes is payable annually on May 4 of each year, commencing on May 4, 2021. Prior to February 4, 2026, the Company may, at its option, redeem some or all of the 2026 Euro Notes at any time by paying the redemption price (which may include a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after February 4, 2026, the Company may, at its option, redeem some or all of the 2026 Euro Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The Company used the net proceeds from the 2026 Euro Notes to repay amounts outstanding under the Revolving Credit Facility.

The Company’s Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of any series of Euro Notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium. The fair value of each series of Euro Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Euro Notes contain certain financial and non-financial covenants. At March 31, 2021, the Company was in compliance with the financial covenants under its Euro Notes.

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

The Company believes that the assets or liabilities currently subject to such standards with fair value disclosure requirements are primarily debt instruments, pension plan assets, short-term investments, and derivative instruments. Each of these assets and liabilities is discussed below, with the exception of debt instruments and pension plan assets, which are covered in Note 4 and Note 10, respectively, herein, in addition to the Notes to Consolidated Financial Statements in the 2020 Annual Report. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets for identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments primarily consist of foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards as of March 31, 2021 and December 31, 2020 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
March 31, 2021:
Short-term investments	$33.6	$33.6	$—	$—
Forward contracts	(10.8)	—	(10.8)	—
Total	$22.8	$33.6	$(10.8)	$—

December 31, 2020:
Short-term investments	$36.1	$36.1	$—	$—
Forward contracts	(2.7)	—	(2.7)	—
Total	$33.4	$36.1	$(2.7)	$—

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

As of March 31, 2021, the fair value of such forward contracts in the table above consisted of (i) two outstanding foreign exchange forward contracts accounted for as cash flow hedges, with each expiring in 2021, (ii) various outstanding foreign exchange forward contracts accounted for as net investment hedges and (iii) various outstanding foreign exchange forward contracts that are not designated as hedging instruments. The amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts and the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2021 and 2020, were not material. The fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Note 6—Income Taxes

	Three Months Ended
	March 31,
	2021	2020
Provision for income taxes	$(104.1)	$(46.0)
Effective tax rate	23.9%	15.9%

For the three months ended March 31, 2021 and 2020, stock option exercise activity had the impact of lowering our Provision for income taxes by $2.6 and $5.0, respectively, and lowering our effective tax rate by 60 basis points and 170 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. For the three months ended March 31, 2020, the effective tax rate also includes a discrete tax benefit related to the settlements of refund claims in certain non-U.S. jurisdictions and the resulting adjustments to deferred taxes, which had the impact of lowering our Provision for income taxes and effective tax rate by $19.9 and 690 basis points, respectively.

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States. As part of this change, the Tax Act, among other changes, provides for a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. The Company plans to pay its fourth annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2021, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2021, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $170.2. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $26.0.

Note 7—Shareholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity for the three months ended March 31, 2021 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2020	600.7	$0.6	(2.0)	$(111.1)	$2,068.1	$3,705.4	$(278.1)	$67.0	$5,451.9
Net income						329.6		2.2	331.8
Other comprehensive income (loss)							(56.9)	(0.2)	(57.1)
Acquisitions resulting in noncontrolling interest								1.8	1.8
Purchase of noncontrolling interest					2.5			(7.3)	(4.8)
Distributions to shareholders of noncontrolling interests								(2.8)	(2.8)
Purchase of treasury stock			(2.4)	(152.8)					(152.8)
Retirement of treasury stock	(2.1)	—	2.1	133.0		(133.0)			—
Stock options exercised	0.6	—	0.2	13.5	16.0	(8.3)			21.2
Dividends declared ($0.145 per common share)						(86.6)			(86.6)
Stock-based compensation expense					19.1				19.1
Balance as of March 31, 2021	599.2	$0.6	(2.1)	$(117.4)	$2,105.7	$3,807.1	$(335.0)	$60.7	$5,521.7

A rollforward of consolidated changes in equity for the three months ended March 31, 2020 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2019	597.4	$0.6	(1.6)	$(70.8)	$1,683.0	$3,348.4	$(430.9)	$65.9	$4,596.2
Cumulative effect of adoption of credit loss standard (ASU 2016-13)						(3.8)			(3.8)
Net income						242.1		1.1	243.2
Other comprehensive income (loss)							(94.2)	(1.1)	(95.3)
Purchase of noncontrolling interest					(2.1)			(5.2)	(7.3)
Distributions to shareholders of noncontrolling interests								(0.8)	(0.8)
Purchase of treasury stock			(5.4)	(257.2)					(257.2)
Retirement of treasury stock	(5.4)	—	5.4	257.2		(257.2)			—
Stock options exercised	1.2	—	0.2	12.3	24.0	(7.0)			29.3
Dividends declared ($0.125 per common share)						(74.0)			(74.0)
Stock-based compensation expense					15.4				15.4
Balance as of March 31, 2020	593.2	$0.6	(1.4)	$(58.5)	$1,720.3	$3,248.5	$(525.1)	$59.9	$4,445.7

On April 24, 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2021, the Company repurchased 2.4 million shares of its Common Stock for $152.8 under the 2018 Stock Repurchase Program. Of the total repurchases during the first three months of 2021, 0.3 million shares, or $19.8, have been retained in Treasury stock at time of repurchase; the remaining 2.1 million shares, or $133.0, have been retired by the Company. During the three months ended March 31, 2020, the Company repurchased 5.4 million shares of its Common Stock for $257.2 under the 2018 Stock Repurchase Program. All of the repurchases during the first three months of 2020 were retired by the Company. In April 2021, the Company repurchased 0.8 million additional shares of its Common Stock for $51.0, which completed the 2018 Stock Repurchase Program.

On April 27, 2021, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. As of April 27, 2021, the Company has not repurchased any shares of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s common stock.

Contingent upon declaration by the Company’s Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Dividends declared	$86.6	$74.0
Dividends paid (including those declared in the prior year)	86.8	74.4

On October 20, 2020, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.125 per share to $0.145 per share effective with dividends declared in the fourth quarter of 2020 and contingent upon declaration by the Company’s Board of Directors.

Note 8—Stock-Based Compensation

For the three months ended March 31, 2021 and 2020, the Company’s Income before income taxes was reduced for stock-based compensation expense of $19.1 and $15.4, respectively. In addition, for the three months ended March 31, 2021 and 2020, the Company recognized aggregate income tax benefits of $4.5 and $6.8, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income associated with stock-based compensation. These aggregate income tax benefits during the three months ended March 31, 2021 and 2020 include excess tax benefits of $2.6 and $5.0, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”).  A committee of the Company’s Board of Directors has been authorized to grant stock options pursuant to the 2017 Employee Option Plan. At the time of its adoption, the number of shares of the Company’s Class A Common Stock (“Common Stock”) reserved for issuance under the 2017 Employee Option Plan was 60,000,000 shares (as approved by the Company’s Board of Directors). As of March 31, 2021, there were 10,101,120 shares of Common Stock available for the granting of additional stock options under the 2017 Employee Option Plan. The Company also continues to maintain the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, as amended (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Employee Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three months ended March 31, 2021 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2021	67,985,648	$37.58	6.79	$1,890.4
Options granted	215,080	64.69
Options exercised	(757,598)	28.12
Options forfeited	(31,160)	42.37
Options outstanding at March 31, 2021	67,411,970	$37.77	6.57	$1,901.0
Vested and non-vested options expected to vest at March 31, 2021	64,076,188	$37.47	6.50	$1,826.2
Exercisable options at March 31, 2021	30,329,950	$31.94	5.10	$1,032.0

A summary of the status of the Company’s non-vested options as of March 31, 2021 and changes during the three months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2021	36,989,300	$6.43
Options granted	215,080	12.11
Options vested	(91,200)	3.88
Options forfeited	(31,160)	5.77
Non-vested options at March 31, 2021	37,082,020	$6.46

During the three months ended March 31, 2021 and 2020, the following activity occurred under the Company’s option plans:

	Three Months Ended
	March 31,
	2021	2020
Total intrinsic value of stock options exercised	$28.9	$45.2
Total fair value of stock options vested	0.4	0.6

As of March 31, 2021, the total compensation cost related to non-vested options not yet recognized was approximately $165.2 with a weighted average expected amortization period of 3.25 years.

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

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors. As of March 31, 2021, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 163,342. Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three months ended March 31, 2021 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2021	26,350	$45.55	0.38
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2021	26,350	$45.55	0.13

As of March 31, 2021, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.2 (with a weighted average expected amortization period of 0.13 years).

Note 9—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares and dilutive common shares, the dilutive effect of which relates to stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, along with the earnings per share (basic and diluted) for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
(dollars and shares in millions, except per share data)	2021	2020
Net income attributable to Amphenol Corporation shareholders	$329.6	$242.1
Basic weighted average common shares outstanding	598.5	594.9
Effect of dilutive stock options	25.6	18.0
Diluted weighted average common shares outstanding	624.1	612.9
Earnings per share attributable to Amphenol Corporation shareholders:
Basic	$0.55	$0.41
Diluted	$0.53	$0.40

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 0.1 million and 6.2 million for the three months ended March 31, 2021 and 2020, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Plans and are covered by defined contribution plans. Certain foreign subsidiaries have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three months ended March 31, 2021 and 2020:

	Pension Benefits
Three Months Ended March 31:	2021	2020
Service cost	$1.9	$2.0
Interest cost	2.8	4.2
Expected return on plan assets	(7.8)	(9.3)
Amortization of prior service cost	0.5	0.5
Amortization of net actuarial losses	6.2	6.2
Net pension expense	$3.6	$3.6

Based on the Company’s current investment strategy for its U.S. Plans, the Company’s expected long-term rate of return assumption to determine net periodic pension expense for 2021 is 6.0%. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. During the three months ended March 31, 2021 and 2020, the Company provided matching contributions to the U.S. defined contribution plans of approximately $4.4 and $3.4, respectively.

Note 11—Acquisitions

2021 Acquisitions

During the first three months of 2021, the Company completed four acquisitions for approximately $185.6, net of cash acquired. Three of the acquisitions have been included in the Interconnect Products and Assemblies segment, while one acquisition has been included in the Cable Products and Solutions segment. The Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed. The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments. The operating results of the 2021 acquisitions have been included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information related to these acquisitions has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

On April 7, 2021, the Company completed the previously announced acquisition of MTS Systems Corporation (“MTS”). Refer to Note 16 herein for further details related to the MTS acquisition, as well as the planned divestiture of the MTS Test & Simulation business.

2020 Acquisitions

During the year ended December 31, 2020, the Company completed two acquisitions, which are included in the Interconnect Products and Assemblies segment, for approximately $50.4, net of cash acquired. While the Company has completed the acquisition accounting for one of the acquisitions in 2020, the Company is in the process of completing the analyses of the fair value of the assets acquired and liabilities assumed for the other 2020 acquisition. The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments. Pro forma financial information related to these acquisitions has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2020	$4,874.5	$157.6	$5,032.1
Acquisition-related	96.5	11.6	108.1
Foreign currency translation	(47.2)	—	(47.2)
Goodwill at March 31, 2021	$4,923.8	$169.2	$5,093.0

Other than goodwill noted above, the Company’s intangible assets as of March 31, 2021 and December 31, 2020 were as follows:

		March 31, 2021			December 31, 2020
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	9	$479.9	$321.1	$158.8	$456.6	$313.6	$143.0
Proprietary technology	11	156.0	90.9	65.1	156.2	88.1	68.1
Backlog and other	2	49.7	49.4	0.3	49.7	49.4	0.3
Total intangible assets (definite-lived)	9	685.6	461.4	224.2	662.5	451.1	211.4

Trade names (indefinite-lived)		186.1		186.1	186.1		186.1
		$871.7	$461.4	$410.3	$848.6	$451.1	$397.5

The increase in the gross carrying amount of intangible assets in the first quarter of 2021 was driven by certain customer relationships recognized as a result of the acquisition accounting associated with our first quarter 2021 acquisitions. Amortization expense for the three months ended March 31, 2021 and 2020 was approximately $12.3 and

$12.9, respectively. As of March 31, 2021, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2021 is approximately $37.0 and for each of the next five fiscal years is approximately $42.0 in 2022, $39.3 in 2023, $33.6 in 2024, $24.2 in 2025 and $23.1 in 2026.

Note 13—Reportable Business Segments

The Company has two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Company organizes its reportable business segments based upon similar economic characteristics and business groupings of products, services, and customers, and do not include any aggregated operating segments. These reportable business segments are determined based upon how the Company operates its businesses, assesses operating performance, makes resource allocation decisions, and communicates results, outlook and strategy to our Board of Directors and shareholders. The Interconnect Products and Assemblies segment primarily designs, manufactures and markets a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets. The Cable Products and Solutions segment primarily designs, manufactures and markets cable, value-add products and components for use primarily in the broadband communications and information technology markets as well as certain applications in other markets. The accounting policies of the segments are the same as those for the Company as a whole and are described herein and in Note 1 of the Notes to Consolidated Financial Statements in the 2020 Annual Report. The Company evaluates the performance of the segments and allocates resources to them based on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses.

The segment results for the three months ended March 31, 2021 and 2020 are as follows:

	Interconnect Products		Cable Products
	and Assemblies		and Solutions		Corporate / Other (1)		Total Consolidated
Three Months Ended March 31:	2021	2020	2021	2020	2021	2020	2021	2020
Net sales:
External	$2,280.0	$1,779.0	$97.1	$83.0	$—	$—	$2,377.1	$1,862.0
Intersegment	17.8	8.4	11.7	8.9	—	—	29.5	17.3
Segment operating income	489.4	339.8	8.5	6.3			497.9	346.1
(1)	Corporate / Other is not a reportable business segment; the reconciliation of segment operating income to consolidated results is included in the table below.

A reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2021 and 2020 is summarized as follows:

	Three Months Ended March 31,
	2021	2020
Segment operating income	$497.9	$346.1
Stock-based compensation expense	(19.1)	(15.4)
Other operating expenses	(14.0)	(13.8)
Interest expense	(28.6)	(28.8)
Other (expense) income, net	(0.3)	1.1
Income before income taxes	$435.9	$289.2

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three months ended March 31, 2021 and 2020, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Company’s Condensed Consolidated Balance Sheets were not significant as of March 31, 2021 and December 31, 2020. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of March 31, 2021 and December 31, 2020.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of March 31, 2021.

While the Company typically offers standard product warranty coverage which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of March 31, 2021 and December 31, 2020, and related warranty expense for the three months ended March 31, 2021 and 2020, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following table shows our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three months ended March 31, 2021 and 2020:

	Interconnect Products		Cable Products		Total Reportable
	and Assemblies		and Solutions		Business Segments
Three Months Ended March 31,	2021	2020	2021	2020	2021	2020
Net sales by:
Sales channel:
End customers and contract manufacturers	$1,931.0	$1,488.6	$82.3	$66.1	$2,013.3	$1,554.7
Distributors and resellers	349.0	290.4	14.8	16.9	363.8	307.3
	$2,280.0	$1,779.0	$97.1	$83.0	$2,377.1	$1,862.0

Geography:
United States	$621.7	$571.4	$52.2	$44.0	$673.9	$615.4
China	657.7	416.9	3.2	0.8	660.9	417.7
Other foreign locations	1,000.6	790.7	41.7	38.2	1,042.3	828.9
	$2,280.0	$1,779.0	$97.1	$83.0	$2,377.1	$1,862.0

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

In August 2018, the Company received a subpoena from the U.S. Department of Defense, Office of the Inspector General, requesting documents pertaining to certain products manufactured by the Company’s Military and Aerospace Group that are purchased or used by the U.S. government. This matter is ongoing and the Company is cooperating with the request. The Company is currently unable to estimate the timing or outcome of the matter.

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

In March 2021, a non-material customer of the Company filed a formal request for arbitration against the Company relating to a product sold to such customer which the customer alleges did not meet the agreed upon product specification. The customer is pursuing breach of warranty claims against the Company, among other assertions, and is seeking damages relating to its estimated costs of replacing the product. While the customer has claimed damages of approximately €80, the arbitrator will have discretion to determine the actual amount of damages as well as the apportionment of responsibility between the parties. The Company has denied that its product caused the damages, that its product did not meet the agreed upon specifications and that the claimed damages are appropriate, and is vigorously defending itself in the arbitration.

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

Note 16—Subsequent Events

Acquisition of MTS Systems Corporation

On December 9, 2020, Amphenol announced that the Company entered into a definitive agreement under which Amphenol would acquire MTS Systems Corporation (Nasdaq: MTSC) (“MTS”) for $58.50 per share in cash. In the first quarter of 2021, the acquisition of MTS was approved by MTS’s shareholders. MTS is a leading global supplier of precision sensors, advanced test systems and motion simulators. MTS was historically organized into two business segments: Sensors (“MTS Sensors”) and Test & Simulation (“MTS T&S”). The MTS Sensors segment represents a highly complementary offering of high-technology, harsh environment sensors sold into diverse end markets and applications. The MTS Sensors business will further expand the Company’s range of sensor and sensor-based products across a wide array of industries and will be reported as part of our continuing operations and within our Interconnect Products and Assemblies segment. On January 19, 2021, the Company entered into an agreement to sell the MTS T&S business to Illinois Tool Works Inc. (“ITW”) (NYSE: ITW). Further details related to the planned divestiture of the MTS T&S business are included below.

On April 7, 2021, the Company completed its acquisition of MTS for a purchase price of approximately $1,300, net of cash acquired and including the repayment of certain outstanding debt and liabilities at closing. In addition to the purchase price, the Company also assumed MTS’s then outstanding senior notes due August 15, 2027, which the Company repaid and settled shortly after the closing, including accrued interest, for approximately $355. The MTS acquisition was funded through a combination of borrowings under the U.S. Commercial Paper Program, as discussed in Note 4 herein, and cash and cash equivalents on hand.

The Company is in the early stages of preparing its acquisition accounting related to MTS, which is currently incomplete due to the proximity of the acquisition’s closing date to the date of this quarterly report. The Company has begun its preliminary analysis associated with allocating the purchase price to the related tangible and identifiable intangible assets acquired and liabilities assumed, based upon their estimated fair values.

Anticipated Divestiture of MTS T&S Business

On January 19, 2021, the Company entered into an agreement to sell the MTS T&S business to ITW. The agreed-upon sale price is approximately $750, subject to certain post-closing adjustments and excluding transaction-related expenses, and the closing is subject to the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions.

Since the MTS T&S business was (i) part of the recent MTS acquisition and (ii) has never been nor will ever be considered part of our continuing operations, the Company expects to report the operating results and related cash flows of the MTS T&S business as a discontinued operation, effective as of the MTS acquisition date. Accordingly, the Company will not assign the MTS T&S business to either of our two reportable business segments due to its anticipated sale later in 2021. The MTS T&S business will meet the “held for sale” accounting criteria and the respective assets and liabilities will be classified as such and measured at fair value less costs to sell as of the date of the MTS acquisition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2021 and 2020 has been derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”), which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including the non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

Stock Split

On January 27, 2021, the Company announced that its Board of Directors approved a two-for-one split of the Company’s Common Stock. The stock split was effected in the form of a stock dividend paid to shareholders of record as of the close of business on February 16, 2021. The additional shares were distributed on March 4, 2021, and the Company’s Common Stock began trading on a split-adjusted basis on March 5, 2021. All current and prior year data impacted by the stock split and presented in this Item 2 and throughout this Form 10-Q herein, including number of shares, share and per share activity, earnings per share and dividends per share amounts, among others, have been retroactively adjusted to reflect the effect of the stock split. Refer to Note 1 of the accompanying Notes to Condensed Consolidated Financial Statements for further information related to the stock split.

Safe Harbor Statement

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events and are subject to risks and uncertainties. All statements that address events or developments that we expect or believe may or will occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements, which address the Company’s expected business and financial performance and financial condition, as well as expectations regarding the anticipated timing and estimated expenses associated with the closing of certain acquisitions and divestitures, among other matters, may contain words and terms such as: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “look ahead,” “may,” “ongoing,” “optimistic,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would” and other words and terms of similar meaning.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity or other financial matters, together with any forward-looking statements related in any way to (i) the coronavirus (“COVID-19”) pandemic, including its future impact on the Company, (ii) the expected acquisition costs associated with the MTS Systems Corporation (“MTS”) acquisition and (iii) the expected closing of the divestiture of the MTS Test & Simulation (“MTS T&S”) business to Illinois Tool Works Inc. (“ITW”) which may not be completed in a timely manner or at all, all of which are discussed within this Form 10-Q. Although the Company believes the expectations reflected in all forward-looking statements, including those with regards to results of operations, liquidity, the Company’s effective tax rate, acquisition-related costs associated with the MTS acquisition and other matters discussed herein, are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, which include, but are not limited to, the following: future risks and existing uncertainties associated with adverse public health developments, including epidemics and pandemics such as the COVID-19 pandemic, which continues to disrupt our operations, including, depending on the specific location, government regulations that limit our ability to operate certain of our facilities at full capacity and to adjust certain costs, travel restrictions, “work-from-home” orders, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers; uncertainties associated with a protracted economic slowdown that could negatively affect the financial condition of our customers; uncertainties and volatility in the global capital markets; political, economic, military and other risks in countries outside the United States; the impact of general economic conditions, geopolitical conditions and U.S. trade policies, legislation, trade disputes, treaties and tariffs, including those affecting China, on the Company’s business operations; risks associated with the improper conduct by any of our employees, customers, suppliers, distributors or any other business partners which could impair our business reputation and financial results and could result in our non-compliance with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions; changes in exchange rates of the various currencies in which the Company conducts business; the Company’s ability to obtain a consistent supply of materials, at stable pricing levels; the Company’s dependence on sales to the communications industry, which markets are dominated by large manufacturers and operators who regularly exert significant pressure on suppliers, including the Company; changes in defense expenditures in the military market, including the impact of reductions or changes in the defense budgets of U.S. and foreign governments; the Company’s ability to compete successfully on the basis of technology innovation, product quality and performance, price, customer service and delivery time; the Company’s ability to continue to conceive, design, manufacture and market new products and ability to rely upon continuing market acceptance of its existing and future product lines; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill and other intangible assets; events beyond the Company’s control that could lead to an inability to meet its financial covenants, which could result in a default under the Company’s revolving credit facility; the Company’s ability to access the capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in interest rates; government contracting risks that the Company may be subject to, including laws and regulations governing performance of U.S. government contracts and related risks associated with conducting business with the U.S. government or its suppliers (both directly and indirectly); governmental export and import controls that certain of our products may be subject to, including export licensing, customs regulations, economic sanctions or other laws; cybersecurity threats or incidents that could arise on our information technology systems, which could disrupt business operations or cause the release of highly sensitive confidential information and adversely impact our reputation and operating results and potentially lead to litigation and/or governmental investigations; changes in fiscal and tax policies, audits and examinations by taxing authorities, laws, regulations and guidance in the United States and foreign jurisdictions; any difficulties in protecting the Company’s intellectual property rights; and litigation, customer claims, product recalls, governmental investigations, criminal liability or environmental matters including changes to laws and regulations to which the Company may be subject. In addition, the extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, future government regulations and actions in response to the crisis, the timing, availability and effectiveness of vaccines, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.

A further description of these uncertainties and other risks can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, Quarterly Reports on Form 10-Q and the Company’s other reports filed with the Securities and Exchange Commission. These or other uncertainties may cause the Company’s actual future results to be materially different from those expressed in any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements except as required by law.

Impact of COVID-19 on our Operations, Financial Condition, Liquidity and Results of Operations

The COVID-19 pandemic caused widespread disruptions to our Company during 2020, particularly during the first half of that year, and as of March 31, 2021, we continue to experience some disruptions, and at a minimum, we expect those disruptions to continue through the second quarter of 2021 and they could, potentially, extend for the full year and beyond. These disruptions have included and may continue to include, depending on the specific location, government regulations that limit our ability to operate certain of our facilities at full capacity and to adjust certain costs, travel restrictions, “work-from-home” orders, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers. In the second half of 2020 and into the first quarter of 2021, in several regions around the world, including the United States, Europe, South America and India, there was a resurgence in COVID-19 cases. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, future government regulations and actions in response to the crisis, the timing, availability and effectiveness of vaccines, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. The Company continues taking actions to mitigate, as best we can, the impact of the COVID-19 pandemic on the health and well-being of our employees, the communities in which we operate and our partners, as well as the impact on our operations and business as a whole. However, there can be no assurance that the COVID-19 pandemic will not have a material and adverse impact on our operations, financial condition, liquidity and results of operations.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Net sales were $2,377.1 in the first quarter of 2021 compared to $1,862.0 in the first quarter of 2020, which represented an increase of 28% in U.S. dollars, 25% in constant currencies and 23% organically, over the respective prior year period. The increase in net sales was driven primarily by growth in nearly all markets in the Interconnect Products and Assemblies segment, as described below.

Net sales in the Interconnect Products and Assemblies segment (approximately 96% of net sales) in the first quarter of 2021 increased 28% in U.S. dollars, 25% in constant currencies and 23% organically, compared to the first quarter of 2020. This increase was driven by growth in nearly all markets, in particular by strong growth in the automotive, mobile devices, industrial, and information technology and data communications markets, moderate growth in the military and mobile networks markets, and contributions from the Company’s acquisition program, all of which were slightly offset by a significant decline in the commercial aerospace market which continued to be negatively impacted by the COVID-19 pandemic. The strong sales growth in the Interconnect Products and Assemblies segment also reflected a recovery in certain markets from the negative impact in the first quarter of 2020 resulting from the COVID-19 pandemic.

Net sales in the Cable Products and Solutions segment (approximately 4% of net sales) in the first quarter of 2021, which primarily serves the broadband communications market, increased 17% in U.S. dollars, 18% in constant currencies and 18% organically, compared to the first quarter of 2020. This increase was primarily driven by increased market demand at broadband operators, as well as the market recovery from the negative impact of the COVID-19 pandemic that impacted the first quarter of 2020.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

			Percentage Growth (relative to same prior year period)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
Three Months Ended March 31:	2021	2020	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$2,280.0	$1,779.0	28%	3%	25%	2%	23%
Cable Products and Solutions	97.1	83.0	17%	(1)%	18%	—%	18%
Consolidated	$2,377.1	$1,862.0	28%	3%	25%	2%	23%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the accompanying financial statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(2)	Foreign currency translation impact, a non-GAAP measure, represents the impact on net sales resulting from foreign currency exchange rate changes in the current year period(s) compared to the same period(s) in the prior year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the respective prior year period(s) from current year reported net sales, taken as a percentage of the respective prior period net sales.
(3)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the "Non-GAAP Financial Measures" section.
(4)	Acquisition impact, a non-GAAP measure, represents the impact on net sales resulting from acquisitions closed since the beginning of the prior calendar year, which were not included in the Company’s results as of the comparable prior year periods and which do not reflect the underlying growth of the Company on a comparative basis.

Geographically, sales in the United States in the first quarter of 2021 increased 10% in U.S. dollars ($673.9 in 2021 versus $615.4 in 2020) and 7% organically, compared to the first quarter of 2020. Foreign sales in the first quarter of 2021 increased 37% in U.S. dollars ($1,703.2 in 2021 versus $1,246.6 in 2020), 32% in constant currencies and 30% organically, compared to the first quarter of 2020. The comparatively weaker U.S. dollar for the first quarter of 2021 had the effect of increasing sales by approximately $56.4 relative to the comparable period in 2020.

Selling, general and administrative expenses increased to $262.7, or 11.1% of net sales, for the first quarter of 2021, compared to $242.9, or 13.0% of net sales, for the first quarter of 2020. The decrease in selling, general and administrative expenses as a percentage of net sales in the first quarter of 2021 is primarily driven by higher sales during the first quarter of 2021, relative to the comparable period of 2020. Administrative expenses represented approximately 4.3% of net sales for the first quarter of 2021 and represented approximately 5.2% of net sales for the first quarter of 2020. Research and development expenses represented approximately 3.1% of net sales for the first quarter of 2021 and represented approximately 3.1% of net sales for the first quarter of 2020. Selling and marketing expenses represented approximately 3.7% of net sales for the first quarter of 2021 and represented approximately 4.8% of net sales for the first quarter of 2020. The comparable first quarter of 2020 was negatively impacted by government actions imposed in response to the COVID-19 pandemic that limited the Company’s ability to adjust costs during that quarter which elevated the percentage of net sales in such period.

Operating income was $464.8, or 19.6% of net sales, for the first quarter of 2021, compared to $316.9, or 17.0% of net sales, for the first quarter of 2020. The increase in operating income and operating margin for the first quarter of 2021 relative to the comparable period in 2020 was primarily driven by the Interconnect Products and Assemblies segment.

Operating income for the Interconnect Products and Assemblies segment for the first quarter of 2021 was $489.4, or 21.5% of net sales, compared to $339.8, or 19.1% of net sales, for the first quarter of 2020. The increase in operating margin for the Interconnect Products and Assemblies segment for the first quarter of 2021 relative to the comparable period in 2020 is primarily driven by normal operating leverage on the higher sales volumes combined with the benefit of a lower cost impact resulting from the COVID-19 pandemic compared to the first quarter of 2020, partially offset by the impact of the more challenging commodity and supply chain environment.

Operating income for the Cable Products and Solutions segment for the first quarter of 2021 was $8.5, or 8.8% of net sales, compared to $6.3, or 7.6% of net sales, for the first quarter of 2020. The increase in operating margin for the Cable Products and Solutions segment for the first quarter of 2021 relative to the comparable period in 2020 is primarily driven by normal operating leverage on the higher sales volumes combined with the benefit of a lower cost impact resulting from the COVID-19 pandemic compared to the first quarter of 2020, partially offset by the impact of the more challenging commodity and supply chain environment.

Interest expense for the first quarter of 2021 was $28.6 compared to $28.8 for the first quarter of 2020. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

Provision for income taxes for the first quarter of 2021 was at an effective tax rate of 23.9%, compared to 15.9% for the first quarter of 2020. For the first quarter of 2021 and 2020, the excess tax benefits resulting from stock option exercise activity had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. For the first quarter of 2020, the effective tax rate was also impacted by a discrete tax benefit related to the settlements of refund claims in certain non-U.S. jurisdictions and the resulting adjustments to deferred taxes, which had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for the three months ended March 31, 2021 and 2020 was 24.5% for both periods, as reconciled in the table below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income per common share-Diluted (“Diluted EPS”) were $329.6 and $0.53, respectively, for the first quarter of 2021, compared to $242.1 and $0.40, respectively, for the first quarter of 2020. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $327.0 and $0.52, respectively, for the first quarter of 2021, compared to $217.2 and $0.35, respectively, for the first quarter of 2020.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021					2020
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$464.8	19.6%	$329.6	23.9%	$0.53	$316.9	17.0%	$242.1	15.9%	$0.40
Excess tax benefits related to stock-based compensation	—	—	(2.6)	0.6	—	—	—	(5.0)	1.7	(0.01)
Discrete tax item	—	—	—	—	—	—	—	(19.9)	6.9	(0.03)
Adjusted (non-GAAP) (2)	$464.8	19.6%	$327.0	24.5%	$0.52	$316.9	17.0%	$217.2	24.5%	$0.35

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measure.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, the Company had cash, cash equivalents and short-term investments of $2,361.2 and $1,738.1, respectively, with the majority of such funds located outside of the United States. On April 7, 2021, the Company used a combination of cash and cash equivalents on hand and borrowings under its U.S. Commercial Paper Program (defined below) to fund the acquisition of MTS.

As a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), on December 31, 2017, the Company indicated an intention to repatriate most of its pre-2018 accumulated earnings and recorded the foreign and U.S. state and local tax costs related to the repatriation. The associated tax payments are due as the repatriations are made. The Company intends to distribute certain post-2017 foreign earnings and has accrued foreign and U.S. state and local taxes, if applicable, on those earnings as appropriate as of March 31, 2021, and intends to indefinitely reinvest all remaining post-2017 foreign earnings. The Company intends to evaluate future earnings for distribution, and accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Transition Tax on the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries will be paid, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.

The Company’s primary sources of liquidity are internally generated cash flow, our cash, cash equivalents and short-term investments on hand, the Commercial Paper Programs, and the Revolving Credit Facility (each as defined and discussed further within this Item 2).  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets, including recent borrowings under the U.S. Commercial Paper Program to partially fund the acquisition of MTS, provide adequate liquidity to meet its obligations for at least the next twelve months.

The Company’s primary ongoing cash requirements will be for operating and capital expenditures, product development activities, repurchases of its Common Stock, dividends, debt service, payments associated with the Transition Tax (which is payable in annual installments until 2025), taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), and funding of pension obligations. The Company’s debt service requirements consist primarily of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility and the Commercial Paper Programs (all as defined below). The Company may also use cash to fund all or part of the cost of acquisitions, as was the case with the recent acquisition of MTS in April 2021.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$321.0	$384.3
Net cash used in investing activities	(263.2)	(70.4)
Net cash provided by financing activities	586.2	1,187.4
Effect of exchange rate changes on cash and cash equivalents	(18.4)	(20.2)
Net change in cash and cash equivalents	$625.6	$1,481.1

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $321.0 in the first three months of 2021 compared to $384.3 in the first three months of 2020.  The decrease in Operating Cash Flow for the first three months of 2021 compared to the first three months of 2020 is primarily due to an increase in the components of working capital, partially offset by an increase in net income.

In the first three months of 2021, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $114.6, excluding the impact of acquisitions and foreign currency translation, due to an increase in inventories of $85.7 and decreases in accounts payable of $52.6 and accrued liabilities, including income taxes, of $16.4, partially offset by decreases in accounts receivable of $32.1 and prepaid expenses and other current assets of $8.0. In the first three months of 2020, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow decreased $43.8, excluding the impact of acquisitions and foreign currency translation, primarily due to a decrease in accounts receivable of $166.0, partially offset by an increase in inventories of $37.1 and decreases in accrued liabilities, including income taxes, of $35.3 and accounts payable of $33.5.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2021 as compared to December 31, 2020. Accounts receivable decreased $19.8 to $1,931.8, primarily due to slightly lower sales in the first quarter of 2021 relative to the fourth quarter of 2020, along with the effect of translation from exchange rate changes (“Translation”) at March 31, 2021 compared to December 31, 2020, partially offset by the impact of the four acquisitions which closed during the first quarter of 2021 (the “2021 acquisitions”). Days sales outstanding at March 31, 2021 and December 31, 2020 were 73 days and 72 days, respectively. Inventories increased $102.9 to $1,565.1, primarily in response to the recent supply chain disruptions experienced during the first quarter along with the impact of the 2021 acquisitions, partially offset by the effect of Translation. Inventory days at March 31, 2021 and December 31, 2020 were 85 days and 79 days, respectively. Prepaid expenses and other current assets decreased $10.3 to $328.6, primarily due to decreases in certain current receivables. Property, plant and equipment, net, increased $21.6 to $1,076.2, primarily due to capital expenditures of $78.4 and the impact of the 2021 acquisitions, partially offset by depreciation of $63.0 and Translation. Goodwill increased $60.9 to $5,093.0, resulting from goodwill recognized related to the 2021 acquisitions, partially offset by Translation. Other intangible assets, net increased $12.8 to $410.3, primarily due to the recognition of certain intangible assets related to the 2021 acquisitions, partially offset by amortization. Accounts payable decreased $50.0 to $1,070.7. Payable days at March 31, 2021 and December 31, 2020 were 59 days and 61 days, respectively. Other long-term liabilities, including deferred tax liabilities, increased $22.5 to $728.8, primarily as a result of an increase in deferred tax liabilities.

There is no current requirement for cash contributions to any of the Company’s defined benefit pension plans in the U.S., and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the pension plans’ assets, the timing and amount of cash contributions in the future, as discussed in more detail in Note 10 of the Notes to Condensed Consolidated Financial Statements.

In addition to cash flow from operating activities, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the three months ended March 31, 2021 and 2020. The decrease in Free Cash Flow was primarily driven by the decrease in Operating Cash Flow, as described above, and to a lesser extent, an increase in capital expenditures.

	Three Months Ended March 31,
	2021	2020
Operating Cash Flow (GAAP)	$321.0	$384.3
Capital expenditures (GAAP)	(78.4)	(60.8)
Proceeds from disposals of property, plant and equipment (GAAP)	0.9	1.2
Free Cash Flow (non-GAAP)	$243.5	$324.7

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash used in investing activities was $263.2 in the first quarter of 2021, compared to $70.4 in the first quarter of 2020. In the first quarter of 2021, net cash used in investing activities was driven primarily by the use of $185.6 to fund acquisitions and capital expenditures (net of disposals) of $77.5, partially offset by net sales and maturities of short-term investments of $2.3. In the first quarter of 2020, net cash used in investing activities was driven primarily by capital expenditures (net of disposals) of $59.6, and the use of $16.5 to fund acquisitions, partially offset by net sales and maturities of short-term investments of $5.7.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of common stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash provided by financing activities was $586.2 in the first quarter of 2021, compared to $1,187.4 in the first quarter of 2020. For the first quarter of 2021, net cash provided by financing activities was driven by (i) net borrowings of $813.1 comprised primarily of borrowings under the U.S. Commercial Paper Program in anticipation of the closing of the MTS acquisition and (ii) cash proceeds of $21.1 from the exercise of stock options, partially offset by (i) repurchases of the Company’s common stock of $152.8, (ii) dividend payments of $86.8, (iii) distributions to and purchases of noncontrolling interests of $7.6, and (iv) repayments of $0.8 related to other long-term debt. For the first quarter of 2020, net cash provided by financing activities was driven primarily by (i) net borrowings of $1,352.4 under the Company’s credit facilities, (ii) net cash proceeds from the February 2020 issuance of the 2025 Senior Notes (as defined below) of $399.3, and (iii) cash proceeds of $30.0 from the exercise of stock options, partially offset by (i) repurchases of the Company’s common stock of $257.2, (ii) net repayments related to the Company’s commercial paper programs of $250.4, (iii) dividend payments of $74.4, (iv) distributions to and purchases of noncontrolling interests of $8.1, (v) payments of costs of $3.9 related to debt financing primarily associated with the 2025 Senior Notes, and (vi) repayments of $0.3 related to other long-term debt.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of commercial paper programs, the Revolving Credit Facility and senior notes as part of its overall cash management strategy.

The Company has a $2,500.0 unsecured credit facility (the “Revolving Credit Facility”), which matures January 2024 and gives the Company the ability to borrow, in various currencies, at a spread over LIBOR. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. At March 31, 2021, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Pursuant to the terms of the U.S. commercial paper program, the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The amount of USCP Notes outstanding as of March 31, 2021 was $811.0, with a weighted average interest rate of 0.20%. On April 7, 2021, a combination of borrowings under the U.S. Commercial Paper Program and cash and cash equivalents on hand were used to fund the acquisition of MTS Systems Corporation. As of December 31, 2020, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (collectively, the “Euro Issuer”) also has a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. As of March 31, 2021 and December 31, 2020, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, the authorization from the Company’s Board of Directors limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate. In addition, the maximum aggregate principal amount outstanding of USCP Notes and ECP Notes at any time is $2,500.0 and $2,000.0, respectively. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by

Moody’s and are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of March 31, 2021, the Company has outstanding senior notes (the “Senior Notes”) as follows:

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

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes, subject to certain terms and conditions. The remaining principal amounts outstanding associated with the Company’s 3.125% Senior Notes due in September 2021 and 4.00% Senior Notes due in February 2022 are each recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021.

On May 4, 2020, the Euro Issuer issued €500.0 (approximately $545.4 at date of issuance) principal amount of unsecured 0.750% Senior Notes due May 4, 2026 at 99.563% of face value (the “2026 Euro Notes” or the “0.750% Euro Senior Notes” and collectively with the Euro Notes due October 2028, the “Euro Notes”). The Company used the net proceeds from the 2026 Euro Notes to repay amounts outstanding under the Revolving Credit Facility.

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

In April 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2021, the Company repurchased 2.4 million shares of its Common Stock for $152.8, under the 2018 Stock Repurchase Program. Of the total repurchases during the first three months of 2021, 0.3 million shares, or $19.8, have been retained in Treasury stock at time of repurchase; the remaining 2.1 million shares, or $133.0, have been retired by the Company. During the three months ended March 31, 2020, the Company repurchased 5.4 million shares of its Common Stock for $257.2, under the 2018 Stock Repurchase Program. All of the repurchases during the first three months of 2020 were retired by the Company.

In April 2021, the Company repurchased 0.8 million additional shares of its Common Stock for $51.0, which completed the 2018 Stock Repurchase Program.

On April 27, 2021, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. As of April 27, 2021, the Company has not repurchased any shares of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s common stock.

Contingent upon declaration by the Company’s Board of Directors, the Company generally pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Dividends declared per share	$0.145	$0.125

Dividends declared	$86.6	$74.0
Dividends paid (including those declared in the prior year)	86.8	74.4

On October 20, 2020, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.125 per share to $0.145 per share effective with dividends declared in the fourth quarter of 2020 and contingent upon declaration by the Company’s Board of Directors.

Acquisitions and Divestitures

During the first three months of 2021, the Company completed four acquisitions, all but one of which is included within the Interconnect Products and Assemblies segment, for approximately $185.6, net of cash acquired. These 2021 acquisitions were not material, either individually or in the aggregate, to the Company.

Acquisition of MTS and Anticipated Divestiture of MTS T&S Business

On April 7, 2021, pursuant to a definitive agreement dated December 9, 2020, by and among the Company and MTS, the Company completed the acquisition of MTS for a purchase price of approximately $1,300, net of cash acquired and including the repayment of certain outstanding debt and liabilities at closing. In addition to the purchase price, the Company also assumed MTS’s then outstanding senior notes due August 15, 2027, which the Company repaid and settled shortly after the closing, including accrued interest, for approximately $355. The MTS acquisition was funded through a combination of borrowings under the U.S. Commercial Paper Program and cash and cash equivalents on hand. MTS is a leading global supplier of precision sensors, advanced test systems and motion simulators. MTS was historically organized into two business segments: Sensors (“MTS Sensors”) and Test & Simulation (“MTS T&S”). The MTS Sensors segment represents a highly complementary offering of high-technology, harsh environment sensors sold into diverse end markets and applications. The MTS Sensors business will further expand the Company’s range of sensor and sensor-based products across a wide array of industries and will be reported as part of our continuing operations and within our Interconnect Products and Assemblies segment. The Company has incurred and will continue to incur certain acquisition-related expenses such as non-cash purchase accounting-related charges, costs related to the early extinguishment of the MTS senior notes, external transaction costs, severance costs and other costs associated with the MTS acquisition, which is currently expected to be approximately $85, or $0.12 per diluted share, for the second quarter of 2021.

On January 19, 2021, the Company entered into an agreement to sell the MTS T&S business to Illinois Tool Works Inc. The agreed-upon sale price is approximately $750, subject to certain post-closing adjustments and excluding transaction-related expenses, and the closing is subject to the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions.

For further discussion of the Company’s first quarter acquisitions, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements. For further details related to the MTS acquisition, as well as the planned divestiture of the MTS T&S business, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For more information on certain environmental matters, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2021 and 2020 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

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

Critical Accounting Policies and Estimates

The Company’s disclosures of its critical accounting policies, which are contained in its 2020 Annual Report, have not materially changed since that report was filed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates. The Company does not have any significant concentration with any one counterparty. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2020 Annual Report. From time to time, the Company may borrow under the Revolving Credit Facility and Commercial Paper Programs. Any borrowings under the Euro Commercial Paper Program and Revolving Credit Facility, in addition to the outstanding borrowings under the Company’s 2026 Euro Notes and 2028 Euro Notes, as discussed in Note 4 of the accompanying Condensed Consolidated Financial Statements, are and may continue to be denominated in foreign currencies, and there can be no assurance that the Company can successfully manage these changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies for which such borrowings are made. In addition, any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, while any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk from exposure to changes in interest rates. As of March 31, 2021, outstanding borrowings under the U.S. Commercial Paper Program were at a weighted average floating interest rate of 0.20%, while there were no outstanding borrowings under the Revolving Credit Facility and Euro

Commercial Paper Program. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2021, although there can be no assurances that interest rates will not change significantly.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Information required with respect to legal proceedings in this Part II, Item 1 is incorporated herein by reference and included in Note 15 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, including as it relates to the significant risks associated with the ongoing COVID-19 pandemic which could have a material and adverse impact on our business, financial condition, liquidity and results of operations in the future.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

In April 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2021, the Company repurchased 2.4 million shares of its Common Stock for $152.8 million under the 2018 Stock Repurchase Program. Of the total repurchases during the three months ended March 31, 2021, 0.3 million shares, or $19.8 million, have been retained in Treasury stock at time of repurchase; the remaining 2.1 million shares, or $133.0 million, have been retired by the Company. In April 2021, the Company repurchased 0.8 million additional shares of its Common Stock for $51.0 million, which completed the $2.0 billion 2018 Stock Repurchase Program.

The table below reflects the Company’s stock repurchases for the three months ended March 31, 2021, adjusted to give effect to the two-for-one stock split, which is discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 to January 31, 2021	—	$—	—	$203.8
February 1 to February 28, 2021	1,104,146	65.18	1,104,146	131.8
March 1 to March 31, 2021	1,268,309	63.72	1,268,309	51.0
Total	2,372,455	$64.40	2,372,455	$51.0

On April 27, 2021, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. As of April 27, 2021, the Company has not repurchased any shares of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s common stock.

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

4.7	Officer’s Certificate, dated January 9, 2019, establishing the 4.350% Senior Notes due 2029 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 10, 2019).*
4.8	Officer’s Certificate, dated September 10, 2019, establishing the 2.800% Senior Notes due 2030 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 10, 2019).*
4.9	Officer’s Certificate, dated February 20, 2020, establishing the 2.050% Senior Notes due 2025 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on February 20, 2020).*
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.10 to the December 31, 2020 10-K).*
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

10.15	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).†*
10.16	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 10-K).†*
10.17	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).†*
10.18	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).†*
10.19	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).†*
10.20	2021 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.20 to the December 31, 2020 10-K).†*
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

10.23	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2020, dated December 23, 2019 (filed as Exhibit 10.26 to the December 31, 2019 10-K).†*
10.24	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2021, dated October 8, 2020 (filed as Exhibit 10.24 to the December 31, 2020 10-K).†*
10.25	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective March 1, 2021, dated February 22, 2021 (filed as Exhibit 10.25 to the March 31, 2021 10-Q).†**
10.26	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).†*
10.27	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).†*
10.28	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2019 (filed as Exhibit 10.28 to the December 31, 2018 10-K).†*
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

Date: April 30, 2021