Form 10-Q
period 2021-09-30
AMPHENOL CORP /DE/
filed 2021-10-29
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 OR

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

As of October 26, 2021, the total number of shares outstanding of the registrant’s Class A Common Stock was 598,027,782.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,268.1	$1,702.0
Short-term investments	34.4	36.1
Total cash, cash equivalents and short-term investments	1,302.5	1,738.1
Accounts receivable, less allowance for doubtful accounts of $44.5 and $44.8, respectively	2,204.5	1,951.6
Inventories	1,952.5	1,462.2
Prepaid expenses and other current assets	392.1	338.9
Current assets held for sale	1,068.2	—
Total current assets	6,919.8	5,490.8

Property, plant and equipment, less accumulated depreciation of $1,881.3 and $1,738.6, respectively	1,175.4	1,054.6
Goodwill	5,839.4	5,032.1
Other intangible assets, net	603.6	397.5
Other long-term assets	387.9	352.3
	$14,926.1	$12,327.3

LIABILITIES & EQUITY
Current Liabilities:
Accounts payable	$1,300.0	$1,120.7
Accrued salaries, wages and employee benefits	224.9	195.4
Accrued income taxes	101.2	112.6
Accrued dividends	86.7	86.8
Other accrued expenses	666.1	558.5
Current portion of long-term debt	298.7	230.3
Current liabilities held for sale	207.4	—
Total current liabilities	2,885.0	2,304.3

Long-term debt, less current portion	4,950.0	3,636.2
Accrued pension and postretirement benefit obligations	221.6	228.6
Deferred income taxes	452.2	299.1
Other long-term liabilities	408.6	407.2

Equity:
Common stock	0.6	0.6
Additional paid-in capital	2,289.5	2,068.1
Retained earnings	4,080.6	3,705.4
Treasury stock, at cost	(89.3)	(111.1)
Accumulated other comprehensive loss	(335.5)	(278.1)
Total shareholders’ equity attributable to Amphenol Corporation	5,945.9	5,384.9

Noncontrolling interests	62.8	67.0
Total equity	6,008.7	5,451.9
	$14,926.1	$12,327.3

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$2,818.5	$2,323.4	$7,849.5	$6,172.9
Cost of sales	1,928.6	1,588.5	5,388.9	4,274.4
Gross profit	889.9	734.9	2,460.6	1,898.5
Acquisition-related expenses	—	—	55.4	—
Selling, general and administrative expenses	318.7	259.1	893.0	748.4
Operating income	571.2	475.8	1,512.2	1,150.1

Interest expense	(29.0)	(28.0)	(86.7)	(87.1)
Other income (expense), net	—	1.0	(0.3)	3.4
Income from continuing operations before income taxes	542.2	448.8	1,425.2	1,066.4
Provision for income taxes	(120.5)	(99.3)	(302.8)	(213.3)
Net income from continuing operations	421.7	349.5	1,122.4	853.1
Less: Net income from continuing operations attributable to noncontrolling interests	(2.9)	(2.9)	(6.9)	(6.7)
Net income from continuing operations attributable to Amphenol Corporation	418.8	346.6	1,115.5	846.4
Income from discontinued operations attributable to Amphenol Corporation, net of income taxes of ($1.5) and ($1.8) for 2021, respectively	7.7	—	10.3	—
Net income attributable to Amphenol Corporation	$426.5	$346.6	$1,125.8	$846.4

Net income per common share attributable to Amphenol Corporation — Basic:
Continuing operations	$0.70	$0.58	$1.87	$1.42
Discontinued operations, net of income taxes	0.01	—	0.02	—
Net income attributable to Amphenol Corporation — Basic	$0.71	$0.58	$1.88	$1.42

Weighted average common shares outstanding — Basic	597.7	597.5	597.8	595.2

Net income per common share attributable to Amphenol Corporation — Diluted:
Continuing operations	$0.67	$0.56	$1.79	$1.38
Discontinued operations, net of income taxes	0.01	—	0.02	—
Net income attributable to Amphenol Corporation — Diluted	$0.68	$0.56	$1.80	$1.38

Weighted average common shares outstanding — Diluted	625.8	616.4	624.6	612.5

Note: Per share amounts may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income from continuing operations	$421.7	$349.5	$1,122.4	$853.1
Add: Income from discontinued operations attributable to Amphenol Corporation, net of income taxes	7.7	—	10.3	—
Net income before allocation to noncontrolling interests	$429.4	$349.5	$1,132.7	$853.1

Total other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(39.7)	102.9	(72.2)	28.7
Unrealized (loss) gain on hedging activities	(0.5)	0.4	0.4	(0.2)
Pension and postretirement benefit plan adjustment, net of tax of ($1.6) and ($4.9) for 2021, and ($1.7) and ($5.0) for 2020, respectively	5.1	5.2	15.3	15.5
Total other comprehensive (loss) income, net of tax	(35.1)	108.5	(56.5)	44.0

Total comprehensive income	394.3	458.0	1,076.2	897.1

Less: Comprehensive income attributable to noncontrolling interests	(3.0)	(5.2)	(7.8)	(8.2)

Comprehensive income attributable to Amphenol Corporation	$391.3	$452.8	$1,068.4	$888.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Cash from operating activities:
Net income from continuing operations	$1,122.4	$853.1
Adjustments to reconcile net income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	274.5	218.0
Stock-based compensation expense	60.2	51.0
Deferred income tax provision (benefit)	24.9	(5.8)
Net change in components of working capital	(414.1)	38.6
Net change in other long-term assets and liabilities	(7.5)	(3.9)
Net cash provided by operating activities from continuing operations	1,060.4	1,151.0
Net cash provided by operating activities from discontinued operations	9.1	—
Net cash provided by operating activities	1,069.5	1,151.0

Cash from investing activities:
Capital expenditures	(274.2)	(204.8)
Proceeds from disposals of property, plant and equipment	2.4	10.8
Purchases of short-term investments	(128.0)	(89.3)
Sales and maturities of short-term investments	129.3	71.1
Acquisitions, net of cash acquired	(1,531.0)	(50.3)
Other	(8.5)	—
Net cash used in investing activities from continuing operations	(1,810.0)	(262.5)
Net cash used in investing activities from discontinued operations	(4.7)	—
Net cash used in investing activities	(1,814.7)	(262.5)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	749.9	942.3
Repayments of senior notes and other long-term debt	(616.2)	(402.9)
Borrowings under credit facilities	—	1,567.4
Repayments under credit facilities	—	(1,568.1)
Borrowings (repayments) under commercial paper programs, net	925.0	(385.9)
Payment of costs related to debt financing	(6.1)	(8.7)
Payment of acquisition-related contingent consideration	—	(75.0)
Proceeds from exercise of stock options	180.9	256.6
Payment of deferred purchase price related to acquisitions	(4.1)	(16.2)
Distributions to and purchases of noncontrolling interests	(11.3)	(11.5)
Purchase of treasury stock	(491.0)	(459.2)
Dividend payments	(260.0)	(223.0)
Transfers to discontinued operations	(28.7)	—
Net cash provided by (used in) financing activities from continuing operations	438.4	(384.2)
Net cash used in financing activities from discontinued operations	(0.1)	—
Net cash provided by (used in) financing activities	438.3	(384.2)

Effect of exchange rate changes on cash and cash equivalents	(15.5)	25.0

Net (decrease) increase in cash and cash equivalents	(322.4)	529.3
Cash and cash equivalents balance, beginning of period	1,702.0	891.2
Cash and cash equivalents balance, end of period	$1,379.6	$1,420.5
Less: Cash and cash equivalents included in Current assets held for sale, end of period	111.5	—
Cash and cash equivalents balance of continuing operations, end of period	$1,268.1	$1,420.5

Cash paid for:
Interest	$78.8	$74.5
Income taxes, net	305.4	262.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in millions, except share and per share data, unless otherwise noted)

Note 1—Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, and the related Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2021 and 2020, include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our,” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”).

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

Discontinued Operations

The Company reports an operation’s assets and liabilities separately as “held for sale” when (1) management, having the authority to approve the action, commits to a plan to sell the discontinued operation, the plan of which is unlikely to have any significant changes or to be withdrawn, (2) the completed sale is probable within one year and (3) an active program to locate a buyer has been initiated with the operation actively marketed for sale at a price that is reasonable in relation to its current fair value and for immediate sale in its present condition. In December 2020, the Company signed a definitive agreement to acquire MTS Systems Corporation (Nasdaq: MTSC) (“MTS”) as more fully discussed in Note 11 herein. On January 19, 2021, the Company entered into a definitive agreement to sell the MTS Test & Simulation (“MTS T&S”) business to Illinois Tool Works Inc. (NYSE: ITW). The Company closed on the acquisition of MTS on April 7, 2021. The Company expects to close on the sale of the MTS T&S business as soon as all required regulatory approvals have been received and other customary closing conditions have been satisfied, which the Company expects to be within the one-year period outlined above. The Company concluded that the MTS T&S business met the “held for sale” criteria upon the closing of the MTS acquisition and, as such, the assets and liabilities are presented as held for sale and classified as current as of September 30, 2021 in the Condensed Consolidated Balance Sheets and accompanying Notes herein. The financial results and cash flows associated with the MTS T&S business are also accounted for as discontinued operations in the accompanying Condensed Consolidated Statements of Income and Statements of Cash Flow, respectively, for all current year periods presented. The comprehensive income associated with discontinued operations is not material and has not been separately presented in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021.

Refer to Note 11 herein for further information related to the acquisition of MTS, along with Note 12 herein for further discussion of the Company’s discontinued operations associated with the MTS T&S business including the Company’s planned divestiture thereof.

Note 2—New Accounting Pronouncements

Recently Adopted Accounting Standards and Final SEC Rules

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplified income tax accounting in various areas. The Company evaluated ASU 2019-12 and adopted the standard on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

In May 2020, the Securities and Exchange Commission (the “SEC”) issued a new rule regarding the financial statement requirements for acquisitions and dispositions of a business, which included, among other things, amending (i) certain criteria in the significance tests for acquired or to-be-acquired businesses, (ii) related pro forma financial information requirements, including its form and content, and (iii) related disclosure requirements, including the number of acquiree financial statement periods required to be presented in SEC filings. The final rule was effective for fiscal years beginning after December 31, 2020, with early application permitted. The Company evaluated this SEC final rule, which we adopted on January 1, 2021. To date, the final rule has not had a material impact on our condensed consolidated financial statements. Its impact on any future SEC filings will be dependent on the size of future business combinations and/or divestitures.

Recently Issued Accounting Standards and Final SEC Rules Not Yet Adopted

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced in July 2017 its intent to phase out the use of LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration published a consultation on its intention to extend the publication of certain U.S. dollar LIBOR (“USD LIBOR”) rates until June 30, 2023. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred benchmark alternative to USD LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying accounting principles generally accepted in the United States (“U.S. GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU 2021-01 Reference Rate Reform (Topic

848): Scope, which permits entities to elect certain optional expedients and exceptions when accounting for derivatives and certain hedging relationships affected by changes in interest rates and the transition. The Company is evaluating the potential impact of the replacement of LIBOR from both a risk management and financial reporting perspective. Our current portfolio of debt and financial instruments tied to LIBOR consists primarily of our Revolving Credit Facility (as defined below), which had no outstanding borrowings as of September 30, 2021. We do not currently believe that this transition will have a material impact on our financial condition, results of operations or cash flows.

In November 2020, the SEC issued a new rule that modernizes and simplifies various aspects and financial disclosure requirements in Regulation S-K, specifically related to Item 301 “Selected Financial Data”, Item 302 “Supplementary Financial Information” and Item 303 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). The intent of this new rule is to (i) eliminate duplicative disclosures, (ii) enhance and promote more principles-based MD&A disclosures with the objective of making them more meaningful for investors, all while (iii) simplifying the compliance requirements and efforts for registrants, by providing them with the flexibility to present management’s perspective on the registrant’s financial condition and results of operations. While most of the changes involve reducing or eliminating previously required information and disclosures, the rule does expand the disclosure requirements surrounding certain aspects of the various items in Regulation S-K discussed above. The final rule was published in the Federal Register on January 11, 2021, became effective thirty days after its publication date, or February 10, 2021, and registrants are required to comply with this final rule in the registrant’s first fiscal year ending on or after the date that is 210 days after the publication date (August 9, 2021). The Company has evaluated this SEC final rule, and we plan to incorporate the requirements and amendments of this SEC rule, in its entirety, as part of our Form 10-K for the year ending December 31, 2021. The application of this new SEC rule is not expected to have a material impact on our future SEC filings.

Note 3—Inventories

Inventories consist of:

	September 30,	December 31,
	2021	2020
Raw materials and supplies	$815.2	$587.4
Work in process	535.0	410.7
Finished goods	602.3	464.1
	$1,952.5	$1,462.2

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	September 30, 2021		December 31, 2020
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	924.3	924.3	—	—
Euro Commercial Paper Program	—	—	—	—
3.125% Senior Notes due September 2021	—	—	227.7	231.6
4.00% Senior Notes due February 2022	295.0	295.8	294.9	303.6
3.20% Senior Notes due April 2024	349.9	369.6	349.8	378.1
2.050% Senior Notes due March 2025	399.5	412.4	399.4	420.7
0.750% Euro Senior Notes due May 2026	577.8	597.5	608.4	633.6
2.000% Euro Senior Notes due October 2028	577.7	649.1	608.4	694.9
4.350% Senior Notes due June 2029	499.6	579.2	499.6	608.4
2.800% Senior Notes due February 2030	899.4	945.6	899.4	987.8
2.200% Senior Notes due September 2031	747.3	742.9	—	—
Other debt	7.6	7.6	6.7	6.7
Less: unamortized deferred debt issuance costs	(29.4)	—	(27.8)	—
Total debt	5,248.7	5,524.0	3,866.5	4,265.4
Less: current portion	298.7	299.5	230.3	234.2
Total long-term debt	$4,950.0	$5,224.5	$3,636.2	$4,031.2

Revolving Credit Facility

The Company has a $2,500.0 unsecured credit facility (the “Revolving Credit Facility”), which matures January 2024 and gives the Company the ability to borrow, in various currencies, at a spread over LIBOR. The Company may utilize the Revolving Credit Facility for general corporate purposes. At September 30, 2021 and December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value due primarily to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. At September 30, 2021, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Commercial Paper Programs

The Company has a commercial paper program pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maturities of the USCP Notes vary, but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. On April 7, 2021, a combination of borrowings under the U.S. Commercial Paper Program and cash and cash equivalents on hand were used to fund the acquisition of MTS. Refer to Note 11 herein for further discussion of the acquisition of MTS. In addition, in the third quarter of 2021, the Company used borrowings under the U.S. Commercial Paper Program to redeem its unsecured 3.125% Senior Notes due September 15, 2021, of which $227.7 aggregate principal amount was outstanding. As of September 30, 2021, the amount of USCP Notes outstanding was $924.3, with a weighted average interest rate of 0.19%.

The Company and one of its wholly owned European subsidiaries (collectively, the “Euro Issuer”) also has a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary, but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies.  The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. As of September 30, 2021, there were no ECP Notes outstanding.

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

U.S. Senior Notes

On September 14, 2021, the Company issued $750.0 principal amount of unsecured 2.200% Senior Notes due September 15, 2031 at 99.634% of face value (the “2031 Senior Notes”). The 2031 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2031 Senior Notes is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2022. Prior to June 15, 2031, the Company may, at its option, redeem some or all of the 2031 Senior Notes at any time by paying the redemption price (which may include a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after June 15, 2031, the Company may, at its option, redeem some or all of the 2031 Senior Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The Company used the net proceeds from the 2031 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

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

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and, with certain exceptions, a make-whole premium. The fair value of each series of U.S. Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The remaining principal amount outstanding associated with the Company’s 4.00% Senior Notes (the “2022 Senior Notes”) due in February 2022 is recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021. On October 1, 2021, the Company issued a notice of full redemption to the holders of the 2022 Senior Notes, which will be redeemed at par value on November 1, 2021. The U.S. Senior Notes contain certain financial and non-financial covenants. At September 30, 2021, the Company was in compliance with the financial covenants under its U.S. Senior Notes.

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

The Company’s Euro Notes are unsecured and rank equally in right of payment with the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of any series of Euro Notes at any time subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium. The fair value of each series of Euro Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Euro Notes contain certain financial and non-financial covenants. At September 30, 2021, the Company was in compliance with the financial covenants under its Euro Notes.

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

The Company believes that the assets or liabilities currently subject to such standards with fair value disclosure requirements are primarily debt instruments, pension plan assets, short-term investments, and derivative instruments. Each of these assets and liabilities is discussed below, with the exception of debt instruments and pension plan assets, which are covered in Note 4 and Note 10, respectively, herein, in addition to the Notes to Consolidated Financial Statements in the 2020 Annual Report. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets for identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments primarily consist of foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards as of September 30, 2021 and December 31, 2020 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
September 30, 2021:
Short-term investments	$34.4	$34.4	$—	$—
Forward contracts	(5.4)	—	(5.4)	—
Total	$29.0	$34.4	$(5.4)	$—

December 31, 2020:
Short-term investments	$36.1	$36.1	$—	$—
Forward contracts	(2.7)	—	(2.7)	—
Total	$33.4	$36.1	$(2.7)	$—

As of September 30, 2021, the fair value of such forward contracts in the table above consisted of (i) two outstanding foreign exchange forward contracts accounted for as cash flow hedges, with each expiring within one year, (ii) various outstanding foreign exchange forward contracts accounted for as net investment hedges and (iii) various outstanding foreign exchange forward contracts that are not designated as hedging instruments. The amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts and the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2021 and 2020, were not material. The fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

As further discussed in Note 12 herein, the MTS T&S business met the held for sale criteria upon the acquisition of MTS on April 7, 2021. As a result, the disposal group was measured at fair value less costs to sell, which is considered a Level 3 fair value measurement based on the transaction’s expected consideration. The Company reassessed the fair value of these assets held for sale and liabilities held for sale as of September 30, 2021 and noted that the carrying value of the disposal group did not exceed its fair value less costs to sell.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting as well as the assets held for sale and liabilities held for sale discussed above, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6—Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Provision for income taxes	$(120.5)	$(99.3)	$(302.8)	$(213.3)
Effective tax rate	22.2%	22.1%	21.2%	20.0%

For the three months ended September 30, 2021 and 2020, stock option exercise activity had the impact of decreasing our Provision for income taxes by $12.3 and $10.7, respectively, and decreasing our effective tax rate by 230 basis points and 240 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. For the nine months ended September 30, 2021 and 2020, stock option exercise activity had the impact of decreasing our Provision for income taxes by $34.3 and $28.1, respectively, and decreasing our effective tax rate by 240 basis points and 260 basis points, respectively. For the nine months ended September 30, 2021, the effective tax rate includes a discrete tax benefit of $14.9 related to the settlement of uncertain tax positions in certain non-U.S. jurisdictions, which had the effect of decreasing the effective tax rate by 100 basis points, as well as the impact of acquisition-related expenses, which had the effect of increasing the effective tax rate by approximately 20 basis points. For the nine months ended September 30, 2020, the effective tax rate also included a discrete tax benefit related to the settlements of refund claims in a non-U.S. jurisdiction and the resulting adjustments to deferred taxes, which had the impact of decreasing our Provision for income taxes and effective tax rate by $19.9 and 190 basis points, respectively.

On December 22, 2017, the United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”), marking a change from a worldwide tax system to a modified territorial tax system in the United States. As part of this change, the Tax Act, among other changes, provides for a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. The Company paid its fourth annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2021, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2021, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $157.0. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $6.8.

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

A rollforward of consolidated changes in equity for the three months ended September 30, 2021 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of June 30, 2021	599.3	$0.6	(1.8)	$(100.1)	$2,198.9	$3,916.4	$(300.3)	$62.8	$5,778.3
Net income						426.5		2.9	429.4
Other comprehensive income (loss)							(35.2)	0.1	(35.1)
Distributions to shareholders of noncontrolling interests								(3.0)	(3.0)
Purchase of treasury stock			(2.3)	(170.9)					(170.9)
Retirement of treasury stock	(2.3)	—	2.3	170.9		(170.9)			—
Stock options exercised	2.2	—	0.2	10.8	69.4	(4.7)			75.5
Dividends declared ($0.145 per common share)						(86.7)			(86.7)
Stock-based compensation expense					21.2				21.2
Balance as of September 30, 2021	599.2	$0.6	(1.6)	$(89.3)	$2,289.5	$4,080.6	$(335.5)	$62.8	$6,008.7

A rollforward of consolidated changes in equity for the nine months ended September 30, 2021 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2020	600.7	$0.6	(2.0)	$(111.1)	$2,068.1	$3,705.4	$(278.1)	$67.0	$5,451.9
Net income						1,125.8		6.9	1,132.7
Other comprehensive income (loss)							(57.4)	0.9	(56.5)
Acquisitions resulting in noncontrolling interest								1.8	1.8
Purchase of noncontrolling interest					2.5			(7.3)	(4.8)
Distributions to shareholders of noncontrolling interests								(6.5)	(6.5)
Purchase of treasury stock			(7.2)	(491.0)					(491.0)
Retirement of treasury stock	(6.9)	—	6.9	471.2		(471.2)			—
Stock options exercised	5.4	—	0.7	41.6	158.7	(19.5)			180.8
Dividends declared ($0.435 per common share)						(259.9)			(259.9)
Stock-based compensation expense					60.2				60.2
Balance as of September 30, 2021	599.2	$0.6	(1.6)	$(89.3)	$2,289.5	$4,080.6	$(335.5)	$62.8	$6,008.7

A rollforward of consolidated changes in equity for the three months ended September 30, 2020 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of June 30, 2020	597.1	$0.6	(0.5)	$(21.0)	$1,834.2	$3,419.4	$(494.6)	$61.7	$4,800.3
Net income						346.6		2.9	349.5
Other comprehensive income (loss)							106.2	2.3	108.5
Distributions to shareholders of noncontrolling interests								(1.9)	(1.9)
Purchase of treasury stock			(3.7)	(201.9)					(201.9)
Retirement of treasury stock	(1.7)	—	1.7	91.6		(91.6)			—
Stock options exercised	3.3	—	0.7	34.4	84.6	(12.6)			106.4
Dividends declared ($0.125 per common share)						(74.7)			(74.7)
Stock-based compensation expense					19.0				19.0
Balance as of September 30, 2020	598.7	$0.6	(1.8)	$(96.9)	$1,937.8	$3,587.1	$(388.4)	$65.0	$5,105.2

A rollforward of consolidated changes in equity for the nine months ended September 30, 2020 is as follows:

	Amphenol Corporation Shareholders
							Accumulated
	Common Stock		Treasury Stock				Other
	Shares		Shares		Additional	Retained	Comprehensive	Noncontrolling	Total
	(in millions)	Amount	(in millions)	Amount	Paid-In Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2019	597.4	$0.6	(1.6)	$(70.8)	$1,683.0	$3,348.4	$(430.9)	$65.9	$4,596.2
Cumulative effect of adoption of credit loss standard (ASU 2016-13)						(3.8)			(3.8)
Net income						846.4		6.7	853.1
Other comprehensive income (loss)							42.5	1.5	44.0
Acquisitions resulting in noncontrolling interest								0.3	0.3
Purchase of noncontrolling interest					(2.1)			(5.2)	(7.3)
Distributions to shareholders of noncontrolling interests								(4.2)	(4.2)
Purchase of treasury stock			(9.1)	(459.2)					(459.2)
Retirement of treasury stock	(7.1)	—	7.1	348.9		(348.9)			—
Stock options exercised	8.4	—	1.8	84.2	205.9	(31.8)			258.3
Dividends declared ($0.375 per common share)						(223.2)			(223.2)
Stock-based compensation expense					51.0				51.0
Balance as of September 30, 2020	598.7	$0.6	(1.8)	$(96.9)	$1,937.8	$3,587.1	$(388.4)	$65.0	$5,105.2

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

Stock Repurchase Programs

On April 24, 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the first nine months of 2021, the Company repurchased 3.1 million shares of its Common Stock for $203.8 under the 2018 Stock Repurchase Program. As a result of these purchases, the Company completed all purchases authorized under the 2018 Stock Repurchase Program and, therefore, the 2018 Stock Repurchase Program has terminated. Of the total repurchases made during the first nine months of 2021, 0.3 million shares, or $19.8, were retained in Treasury stock at the time of repurchase; the remaining 2.8 million shares, or $184.0, were retired by the Company. During the three and nine months ended September 30, 2020, the Company repurchased 3.7 million and 9.1 million shares of its Common Stock for $201.9 and $459.2, respectively, under the 2018 Stock Repurchase Program. Of the total repurchases made during the first nine months of 2020, 2.0 million shares, or $110.3, were retained in Treasury stock at the time of repurchase; the remaining 7.1 million shares, or $348.9, were retired by the Company.

On April 27, 2021, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three and nine months ended September 30, 2021, the Company repurchased 2.3 million and 4.1 million shares of its Common Stock for $170.9 and $287.2, respectively, under the 2021 Stock Repurchase Program. All of the shares repurchased under the 2021 Stock Repurchase Program during the nine months ended September 30, 2021 have been or will be retired by the Company. From October 1, 2021 to October 26, 2021, the Company repurchased 0.6 million additional shares of its Common Stock for $46.1 under the 2021 Stock Repurchase Program, and has remaining authorization to purchase up to $1,666.6 of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s Common Stock.

Dividends

Contingent upon declaration by the Company’s Board of Directors, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends declared	$86.7	$74.7	$259.9	$223.2
Dividends paid (including those declared in the prior year)	86.6	74.6	260.0	223.0

On October 20, 2020, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.125 per share to $0.145 per share effective with dividends declared in the fourth quarter of 2020, and then on October 26, 2021, approved a further increase to its quarterly dividend rate from $0.145 per share to $0.20 per share effective with dividends declared in the fourth quarter of 2021, contingent upon declaration by the Company’s Board of Directors.

Note 8—Stock-Based Compensation

For the three months ended September 30, 2021 and 2020, the Company’s Income from continuing operations before income taxes was reduced for stock-based compensation expense of $21.2 and $19.0, respectively. In addition, for the three months ended September 30, 2021 and 2020, the Company recognized aggregate income tax benefits of $14.0 and $12.7, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income associated with stock-based compensation. These aggregate income tax benefits during the three months ended September 30, 2021 and 2020 include excess tax benefits of $12.3 and $10.7, respectively, from option exercises.

For the nine months ended September 30, 2021 and 2020, the Company’s Income from continuing operations before income taxes was reduced for stock-based compensation expense of $60.2 and $51.0, respectively. In addition, for the nine months ended September 30, 2021 and 2020, the Company recognized aggregate income tax benefits of $40.4 and $33.8, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income associated with stock-based compensation. These aggregate income tax benefits during the nine months ended September 30, 2021 and 2020 include excess tax benefits of $34.3 and $28.1, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 60,000,000 shares.  In March 2021, the Company’s Board of Directors authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 40,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s shareholders and became effective on May 19, 2021. As of September 30, 2021, there were 43,038,110 shares of Common Stock available for the granting of additional stock options under the Amended 2017 Employee

Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three and nine months ended September 30, 2021 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2021	67,985,648	$37.58	6.79	$1,890.4
Options granted	215,080	64.69
Options exercised	(757,598)	28.12
Options forfeited	(31,160)	42.37
Options outstanding at March 31, 2021	67,411,970	37.77	6.57	1,901.0
Options granted	7,215,100	66.62
Options exercised	(2,882,332)	29.14
Options forfeited	(46,600)	49.05
Options outstanding at June 30, 2021	71,698,138	41.01	6.77	1,964.3
Options granted	95,400	71.64
Options exercised	(2,494,842)	30.30
Options forfeited	(200,890)	48.28
Options outstanding at September 30, 2021	69,097,806	$41.42	6.60	$2,198.0
Vested and non-vested options expected to vest at September 30, 2021	65,684,351	$41.03	6.52	$2,114.9
Exercisable options at September 30, 2021	37,432,076	$34.81	5.33	$1,438.1

A summary of the status of the Company’s non-vested options as of September 30, 2021 and changes during the three and nine months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2021	36,989,300	$6.43
Options granted	215,080	12.11
Options vested	(91,200)	3.88
Options forfeited	(31,160)	5.77
Non-vested options at March 31, 2021	37,082,020	6.46
Options granted	7,215,100	13.29
Options vested	(12,345,300)	5.70
Options forfeited	(46,600)	7.97
Non-vested options at June 30, 2021	31,905,220	8.30
Options granted	95,400	14.19
Options vested	(134,000)	4.76
Options forfeited	(200,890)	8.09
Non-vested options at September 30, 2021	31,665,730	$8.33

During the three and nine months ended September 30, 2021 and 2020, the following activity occurred under the Company’s option plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total intrinsic value of stock options exercised	$108.1	$107.6	$246.5	$277.9
Total fair value of stock options vested	0.6	0.8	71.4	62.1

As of September 30, 2021, the total compensation cost related to non-vested options not yet recognized was approximately $216.1 with a weighted average expected amortization period of 3.54 years.

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

Restricted Shares

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Company’s Board of Directors. As of September 30, 2021, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 141,359. Restricted shares granted under the 2012 Directors Restricted Stock Plan generally vest on the first anniversary of the grant date. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three and nine months ended September 30, 2021 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2021	26,350	$45.55	0.38
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2021	26,350	45.55	0.13
Shares vested and issued	(27,272)	45.80
Restricted shares granted	20,146	65.96
Restricted shares outstanding at June 30, 2021	19,224	66.59	0.88
Restricted shares granted	1,837	70.39
Restricted shares outstanding at September 30, 2021	21,061	$66.92	0.62

As of September 30, 2021, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.9 (with a weighted average expected amortization period of 0.62 years).

Note 9—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, along with the earnings per share (basic and diluted) for the three and nine months ended September 30, 2021 and 2020 is as follows (note - per share amounts may not add due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share data)	2021	2020	2021	2020
Net income attributable to Amphenol Corporation shareholders:
Net income from continuing operations attributable to Amphenol Corporation	$418.8	$346.6	$1,115.5	$846.4
Income from discontinued operations attributable to Amphenol Corporation, net of income taxes of ($1.5) and ($1.8) for 2021, respectively	7.7	—	10.3	—
Net income attributable to Amphenol Corporation	$426.5	$346.6	$1,125.8	$846.4

Weighted average common shares outstanding — Basic	597.7	597.5	597.8	595.2
Effect of dilutive stock options	28.1	18.9	26.8	17.3
Weighted average common shares outstanding — Diluted	625.8	616.4	624.6	612.5

Net income per common share attributable to Amphenol Corporation — Basic:
Continuing operations	$0.70	$0.58	$1.87	$1.42
Discontinued operations, net of income taxes	0.01	—	0.02	—
Net income attributable to Amphenol Corporation — Basic	$0.71	$0.58	$1.88	$1.42

Net income per common share attributable to Amphenol Corporation — Diluted:
Continuing operations	$0.67	$0.56	$1.79	$1.38
Discontinued operations, net of income taxes	0.01	—	0.02	—
Net income attributable to Amphenol Corporation — Diluted	$0.68	$0.56	$1.80	$1.38

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 7.4 million and 9.2 million for the three months ended September 30, 2021 and 2020, respectively. Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 3.8 million and 12.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three and nine months ended September 30, 2021 and 2020:

	Pension Benefits
Three Months Ended September 30:	2021	2020
Service cost	$1.9	$1.9
Interest cost	2.8	4.2
Expected return on plan assets	(7.8)	(9.3)
Amortization of prior service cost	0.5	0.5
Amortization of net actuarial losses	6.2	6.3
Net pension expense	$3.6	$3.6

Nine Months Ended September 30:
Service cost	$5.6	$5.6
Interest cost	8.4	12.5
Expected return on plan assets	(23.4)	(27.8)
Amortization of prior service cost	1.5	1.6
Amortization of net actuarial losses	18.7	18.8
Net pension expense	$10.8	$10.7

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

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. During the nine months ended September 30, 2021 and 2020, the Company provided matching contributions to the U.S. defined contribution plans of approximately $12.1 and $10.0, respectively.

Note 11—Acquisitions

2021 Acquisitions

During the first nine months of 2021, the Company completed six acquisitions for approximately $1,531.0, net of cash acquired. Five of the acquisitions have been included in the Interconnect Products and Assemblies segment, while one acquisition has been included in the Cable Products and Solutions segment. The Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed. The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments. The operating results of the 2021 acquisitions have been included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

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

The Company is in the process of completing the acquisition accounting related to MTS, specifically the allocation of the MTS purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed of MTS based upon their estimated fair values. This preliminary purchase price allocation is being performed separately for the MTS Sensors business and the MTS T&S business, the latter of which is being accounted for as discontinued operations and whose assets acquired, including associated goodwill, and liabilities assumed are reported as current assets held for sale and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets.

While the Company is in the process of completing its analyses of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, as part of acquisition accounting, the MTS acquisition resulted in the recognition of $720.4 of goodwill, $54.0 of indefinite-lived tradename intangible assets and $183.4 of definite-lived intangible assets, each associated with the MTS Sensors business. The definite-lived intangible assets are comprised of customer relationships, proprietary technology, and backlog of $128.1, $39.1 and $16.2, respectively, and are amortized based upon the underlying pattern of economic benefit with weighted-average useful lives of 11 years, 15 years and 0.25 years, respectively. Other than these intangible assets, the remainder of the purchase price has been allocated to other identifiable assets acquired and liabilities assumed. As part of acquisition accounting, the Company also recorded $61.0 of deferred tax liabilities associated with certain basis differences, which the Company anticipates recovery for tax purposes by the end of 2021. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of assembled workforce and the anticipated cost savings and efficiencies associated with the integration of MTS, along with other intangible assets acquired that do not qualify for separate recognition. The Company does not expect any of the recognized goodwill associated with the acquisition of MTS to be deductible for tax purposes. Since the current purchase price allocation is based on preliminary assessments made by management as of September 30, 2021, the acquisition accounting for MTS is subject to final adjustment and it is possible that the final assessment of values may differ from this preliminary assessment. With the exception of the MTS T&S business, which has been classified and reported as discontinued operations as discussed further in Note 12 herein, the operating results for MTS have been included within continuing operations in the Condensed Consolidated Statements of Income since the acquisition date.

2020 Acquisitions

During the year ended December 31, 2020, the Company completed two acquisitions, which are included in the Interconnect Products and Assemblies segment, for approximately $50, net of cash acquired. The Company has completed the acquisition accounting, including the analyses of the fair value of the assets acquired and liabilities assumed, for both 2020 acquisitions. The final assessments of values did not differ materially from the preliminary assessments. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition-related Expenses

During the nine months ended September 30, 2021, the Company incurred $55.4 ($44.6 after-tax) of acquisition-related expenses, primarily comprised of transaction, severance, restructuring and certain non-cash costs related to the MTS acquisition. Such acquisition-related expenses are separately presented in the accompanying Condensed Consolidated Statements of Income.

Note 12—Discontinued Operations

Planned Divestiture of MTS T&S Business

On January 19, 2021 and prior to the closing of the MTS acquisition, the Company entered into a definitive agreement to sell the MTS T&S business to ITW. The agreed-upon sale price is approximately $750, excluding any outstanding net debt assumed by Amphenol related to the MTS T&S business and subject to post-closing adjustment. The Company expects to close on the sale of the MTS T&S business upon the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions, which is expected to be within one year of the date of the acquisition of MTS.

Since the MTS T&S business, which was part of the recent MTS acquisition, has never been nor is expected to ever be considered part of our continuing operations, the Company classifies and reports the financial results and related cash flows of the MTS T&S business as discontinued operations, effective as of the MTS acquisition date, in the accompanying Condensed Consolidated Financial Statements. The Company will continue to report the MTS T&S business as a discontinued operation until the business is sold to ITW as currently anticipated. As discussed in Note 11 herein, the purchase price allocation associated with the MTS T&S business is being performed separately from the MTS Sensors business, as the MTS T&S business meets the “held for sale” accounting criteria. These assets acquired and liabilities assumed resulting from the MTS T&S purchase price allocation are measured and recorded at fair value less costs to sell as of the date of the MTS acquisition; such accounts are included in Current assets held for sale and Current liabilities held for sale, respectively, in the Condensed Consolidated Balance Sheets, each presented as separate single line items in the Condensed Consolidated Balance Sheets as of September 30, 2021. In addition, the Company assumed a $28.7 contingent consideration liability from the MTS acquisition, which was recognized at fair value as part of acquisition accounting and was recorded within Current liabilities held for sale in the Condensed Consolidated Balance Sheets upon acquisition. During the third quarter of 2021, the Company made a capital contribution to its MTS T&S business (discontinued operations), which in turn used the funding to settle the contingent consideration. The Company expects to close on the sale of the MTS T&S business within one year of the date of the acquisition of MTS, and as such, these associated assets held for sale and liabilities held for sale have been classified as current as of September 30, 2021. The Company also ceased recording depreciation and amortization on the held for sale assets as of the MTS acquisition date.

The Company did not assign the MTS T&S business to either of our two reportable business segments due to its planned sale. Amphenol will not have any continuing involvement with the MTS T&S business after the date of its divestiture.

Note 13—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2020	$4,874.5	$157.6	$5,032.1
Acquisition-related	856.9	11.5	868.4
Foreign currency translation	(61.0)	(0.1)	(61.1)
Goodwill at September 30, 2021	$5,670.4	$169.0	$5,839.4

The increase in goodwill during the first nine months of 2021 was primarily driven by the acquisition of MTS, along with the other acquisitions that closed during the period, as described in Note 11 herein.

The Company performs its evaluation for the impairment of goodwill for the Company’s reporting units on an annual basis as of each July 1 or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company reviews its reporting unit structure each year or more frequently based on changes in our organization. We continue to define our reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”. In the third quarter of 2021, as part of our annual evaluations, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of this assessment, the Company reviews qualitative factors which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of each of its reporting units is greater than its respective carrying amount. As of July 1, 2021, the Company determined that it was more likely than not that the fair value of its reporting units exceeded their respective carrying amounts and therefore, a quantitative assessment was not required. As a result, no goodwill impairment resulted from the assessment as of July 1, 2021.

The Company has not recognized any goodwill impairment in 2021, 2020 or 2019 in connection with our annual impairment assessments.

Other than goodwill noted above, the Company’s intangible assets as of September 30, 2021 and December 31, 2020 were as follows:

		September 30, 2021			December 31, 2020
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	$612.2	$346.1	$266.1	$456.6	$313.6	$143.0
Proprietary technology	12	195.2	98.1	97.1	156.2	88.1	68.1
Backlog and other	1	65.9	65.6	0.3	49.7	49.4	0.3
Total intangible assets (definite-lived)	9	873.3	509.8	363.5	662.5	451.1	211.4

Trade names (indefinite-lived)		240.1		240.1	186.1		186.1
		$1,113.4	$509.8	$603.6	$848.6	$451.1	$397.5

The increase in the gross carrying amount of intangible assets in the first nine months of 2021 was driven by certain customer relationships recognized as a result of the acquisition accounting associated with our 2021 acquisitions, primarily from the MTS acquisition. Amortization expense for the three months ended September 30, 2021 and 2020 was approximately $16.4 and $12.3, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was approximately $61.3 and $37.6, respectively. Amortization expense for the nine months ended September 30, 2021 includes $16.2 related to the amortization of acquired backlog resulting from the MTS acquisition. As of September 30, 2021, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2021 is approximately $15.6 and for each of the next five fiscal years is approximately $57.3 in 2022, $54.5 in 2023, $48.8 in 2024, $39.4 in 2025 and $37.7 in 2026.

The Company reviews its identifiable intangible assets subject to amortization whenever events or changes in circumstances indicate the intangible asset’s carrying amount may not be recoverable, while any indefinite-lived intangible assets that are not subject to amortization, which are comprised of certain trade names, are reviewed at least annually for impairment. In the third quarter of 2021, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets. Based on our assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no impairment associated with our intangible assets in 2021, 2020 or 2019 as a result of such reviews.

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

The segment results for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Interconnect Products		Cable Products
	and Assemblies		and Solutions		Corporate / Other (1)		Total Consolidated
Three Months Ended September 30:	2021	2020	2021	2020	2021	2020	2021	2020
Net sales:
External	$2,699.2	$2,221.9	$119.3	$101.5	$—	$—	$2,818.5	$2,323.4
Intersegment	34.4	18.4	15.3	9.6	—	—	49.7	28.0
Segment operating income	603.3	498.4	4.6	10.9			607.9	509.3

Nine Months Ended September 30:
Net sales:
External	$7,520.5	$5,899.4	$329.0	$273.5	$—	$—	$7,849.5	$6,172.9
Intersegment	79.1	39.4	41.2	27.3	—	—	120.3	66.7
Segment operating income	1,652.3	1,217.6	20.0	25.7			1,672.3	1,243.3
(1)	Corporate / Other is not a reportable business segment; the reconciliation of segment operating income to consolidated results is included in the table below.

A reconciliation of segment operating income to consolidated income from continuing operations before income taxes for the three and nine months ended September 30, 2021 and 2020 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment operating income	$607.9	$509.3	$1,672.3	$1,243.3
Stock-based compensation expense	(21.2)	(19.0)	(60.2)	(51.0)
Acquisition-related expenses	—	—	(55.4)	—
Other operating expenses	(15.5)	(14.5)	(44.5)	(42.2)
Interest expense	(29.0)	(28.0)	(86.7)	(87.1)
Other income (expense), net	—	1.0	(0.3)	3.4
Income from continuing operations before income taxes	$542.2	$448.8	$1,425.2	$1,066.4

Note 15—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three and nine months ended September 30, 2021 and 2020, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Company’s Condensed Consolidated Balance Sheets were not significant as of September 30, 2021 and December 31, 2020. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of September 30, 2021 and December 31, 2020.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of September 30, 2021.

While the Company typically offers standard product warranty coverage which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of September 30, 2021 and December 31, 2020, and related warranty expense for the three and nine months ended September 30, 2021 and 2020, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2021 and 2020:

	Interconnect Products		Cable Products		Total Reportable
	and Assemblies		and Solutions		Business Segments
Three Months Ended September 30,	2021	2020	2021	2020	2021	2020
Net sales by:
Sales channel:
End customers and contract manufacturers	$2,222.9	$1,872.9	$101.1	$85.8	$2,324.0	$1,958.7
Distributors and resellers	476.3	349.0	18.2	15.7	494.5	364.7
	$2,699.2	$2,221.9	$119.3	$101.5	$2,818.5	$2,323.4

Geography:
United States	$760.2	$607.8	$69.8	$61.0	$830.0	$668.8
China	775.8	719.0	3.0	1.8	778.8	720.8
Other foreign locations	1,163.2	895.1	46.5	38.7	1,209.7	933.8
	$2,699.2	$2,221.9	$119.3	$101.5	$2,818.5	$2,323.4

Nine Months Ended September 30,
Net sales by:
Sales channel:
End customers and contract manufacturers	$6,248.8	$4,935.6	$275.5	$228.7	$6,524.3	$5,164.3
Distributors and resellers	1,271.7	963.8	53.5	44.8	1,325.2	1,008.6
	$7,520.5	$5,899.4	$329.0	$273.5	$7,849.5	$6,172.9

Geography:
United States	$2,103.6	$1,695.1	$179.4	$158.9	$2,283.0	$1,854.0
China	2,121.1	1,778.6	8.8	4.3	2,129.9	1,782.9
Other foreign locations	3,295.8	2,425.7	140.8	110.3	3,436.6	2,536.0
	$7,520.5	$5,899.4	$329.0	$273.5	$7,849.5	$6,172.9

Net sales by geographic area are based on the customer location to which the product is shipped.

Note 16—Commitments and Contingencies

From time to time, the Company has been threatened with, or named as a defendant in, various legal or regulatory actions in the ordinary course of business. The Company records a loss contingency liability when a loss is considered probable and the amount can be reasonably estimated. Although the potential liability with respect to certain of such legal or regulatory actions cannot be reasonably estimated, none of such matters is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s legal costs associated with defending itself are recorded to expense as incurred.

In August 2018, the Company received a subpoena from the U.S. Department of Defense, Office of the Inspector General (the “OIG”), requesting documents pertaining to certain products manufactured by the Company’s Military and Aerospace Group that are purchased or used by the U.S. government. As of the date of this filing, the Company has responded to several production requests from the OIG, with the most recent being completed during the third quarter of 2021. This matter is ongoing and the Company continues to cooperate with the OIG on its requests. The Company is currently unable to estimate the timing or outcome of the matter.

From December 2019 through October 2020, the Company was named as one of several defendants in four separate lawsuits filed in the State of Indiana. The lawsuits relate to a manufacturing site in Franklin, Indiana (the “Site”) where the Company has been conducting an environmental clean-up effort under the direction of the United States Environmental Protection Agency (the “EPA”). The Site was shut down in 1983, more than three years before the Company acquired the Site as part of a larger acquisition that led to the establishment of the Company’s business in 1987 (the “Acquisition”). In connection with the Acquisition, the Company agreed, and has continued, to work closely with the EPA regarding the ongoing clean-up effort at the Site, subject to an indemnity from the seller (the “Seller”). In 1989, the Company sold the property where the Site is located. The lawsuits collectively seek, among other things, compensation for personal injuries and for past, present and future medical expenses, compensation for loss of property values near the Site and costs related to medical monitoring for individuals living close to the Site, in each case arising from alleged exposure to hazardous chemicals. The Company denies any wrongdoing and is defending each of the above described lawsuits. All the costs incurred relating to these lawsuits are reimbursed by the Seller based on the Seller’s indemnification obligations entered into in connection with the Acquisition (the “1987 Indemnification Agreement”). In addition, the environmental investigation, remediation and monitoring activities undertaken by the Company relating to the Site are reimbursed under the 1987 Indemnification Agreement. As a result, the Company does not believe that the costs associated with these lawsuits or the resolution of the related environmental matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2021, a non-material customer of the Company filed a formal request for arbitration against the Company relating to a product sold to such customer that the customer alleges did not meet the agreed upon product specification. The customer is pursuing breach of warranty claims against the Company, among other assertions, and is seeking damages relating to its estimated costs of replacing the product. While the customer has claimed damages of approximately €90, the arbitrator will have discretion to determine the actual amount of damages as well as the apportionment of responsibility between the parties. The Company has denied that its product caused the damages, that its product did not meet the agreed upon specifications and that the claimed damages are appropriate, and is vigorously defending itself in the arbitration.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended September 30, 2021 and 2020 has been derived from and should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”), which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). Any references to the Company’s results in this Item 2 are specifically to our continuing operations only and exclude discontinued operations, unless otherwise noted. The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including the non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity or other financial matters, together with any forward-looking statements related in any way to (i) the coronavirus (“COVID-19”) pandemic, including its future impact on the Company or (ii) the expected closing of the divestiture of the MTS Test & Simulation (“MTS T&S”) business to Illinois Tool Works Inc. (“ITW”), which may not be completed in a timely manner or at all, each of which are discussed within this Form 10-Q. Although the Company believes the expectations reflected in all forward-looking statements, including those with regards to results of operations, liquidity, the Company’s effective tax rate, and other matters discussed herein, are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, which include, but are not limited to, the following: future risks and existing uncertainties associated with adverse public health developments, including epidemics and pandemics such as the COVID-19 pandemic, which continues to disrupt our operations including, depending on the specific location, government regulations that inhibit our ability to operate certain of our facilities in the ordinary course and to adjust certain costs, travel restrictions, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers; uncertainties associated with a protracted economic slowdown that could negatively affect the financial condition of our customers; uncertainties and volatility in the global capital markets; political, economic, military and other risks in countries outside the United States; the impact of general economic conditions, geopolitical conditions and U.S. trade policies, legislation, trade disputes, treaties and tariffs, including those affecting China, on the Company’s business operations; risks associated with the improper conduct by any of our employees, customers, suppliers, distributors or any other business partners which could impair our business reputation and financial results and could result in our non-compliance with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions; changes in exchange rates of the various currencies in which the Company conducts business; the Company’s ability to obtain a consistent supply of materials, at stable pricing levels; the Company’s dependence on sales to the communications industry, which markets are dominated by large manufacturers and operators who regularly exert significant pressure on suppliers, including the Company; changes in defense expenditures in the military market, including the impact of reductions or changes in the defense budgets of U.S. and foreign governments; the Company’s ability to compete successfully on the basis of technology innovation, product quality and performance, price, customer service and delivery time; the Company’s ability to continue to conceive, design, manufacture and market new products and ability to rely upon continuing market acceptance of its existing and future product lines; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill and other intangible assets; events beyond the Company’s control that could lead to an inability to meet its financial covenants, which could result in a default under the Company’s revolving credit facility; the Company’s ability to access the capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in interest rates; government contracting risks that the Company may be subject to, including laws and regulations governing performance of U.S. government contracts and related risks associated with conducting business with the U.S. government or its suppliers (both directly and indirectly); governmental export and import controls that certain of our products may be subject to, including export licensing, customs regulations, economic sanctions or other laws; cybersecurity threats, malware, phishing, ransomware or other increasingly sophisticated attacks, that could impair our information technology systems and could disrupt business operations, result in a loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential information and adversely impact our reputation and operating results and potentially lead to litigation and/or governmental investigations and fines; changes in fiscal and tax policies, audits and examinations by taxing authorities, laws, regulations and guidance in the United States and foreign jurisdictions; any difficulties in protecting the Company’s intellectual property rights; and litigation, customer claims, product recalls, governmental investigations, criminal liability or environmental matters including changes to laws and regulations to which the Company may be subject. In addition, the extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, any potential resurgence of the crisis including from the more transmissible Delta variant strain and any future strains that may arise, future government regulations and actions in response to the crisis, the timing, availability, effectiveness and adoption rates of vaccines, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.

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

Impact of COVID-19 on our Operations, Financial Condition, Liquidity and Results of Operations

The COVID-19 pandemic caused widespread disruptions to our Company during 2020, particularly during the first half of that year, and as of September 30, 2021, we continue to experience some disruptions, and at a minimum, we expect those disruptions to continue through the fourth quarter of 2021 and they could, potentially, extend into 2022 and beyond. These disruptions have included and may continue to include, depending on the specific location, government regulations that inhibit our ability to operate certain of our facilities in the ordinary course and to adjust certain costs, travel restrictions, supplier constraints, supply-chain interruptions, logistics challenges and limitations, and reduced demand from certain customers. In 2021, there have been resurgences in COVID-19 cases in several regions around the world. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, any potential resurgence of the crisis including from the more transmissible Delta variant strain and any future strains that may arise, future government regulations and actions in response to the crisis, the timing, availability, effectiveness and adoption rates of vaccines, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. The Company continues taking actions to mitigate, as best we can, the impact of the COVID-19 pandemic on the health and well-being of our employees, the communities in which we operate and our partners, as well as the impact on our operations and business as a whole. However, there can be no assurance that the COVID-19 pandemic will not have a material and adverse impact on our operations, financial condition, liquidity and results of operations.

Results of Operations

Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

Net sales were $2,818.5 in the third quarter of 2021 compared to $2,323.4 in the third quarter of 2020, which represented an increase of 21% in U.S. dollars, 20% in constant currencies and 13% organically, over the respective prior year period. Net sales were $7,849.5 in the first nine months of 2021 compared to $6,172.9 in the first nine months of 2020, which represented an increase of 27% in U.S. dollars, 25% in constant currencies and 19% organically, over the respective prior year period. The increase in net sales in the third quarter and first nine months of 2021 was driven primarily by growth in several markets in the Interconnect Products and Assemblies segment, as described below.

Net sales in the Interconnect Products and Assemblies segment (approximately 96% of net sales) in the third quarter of 2021 increased 21% in U.S. dollars, 20% in constant currencies and 13% organically, compared to the third quarter of 2020. The increase in the third quarter of 2021 was driven by growth in several markets, in particular by strong growth in the industrial, automotive, information technology and data communications, and mobile networks markets, and moderate growth in the military market, along with contributions from the Company’s acquisition program, all of which were slightly offset by a decline in the mobile devices market. Net sales in the Interconnect Products and Assemblies segment (approximately 96% of net sales) in the first nine months of 2021 increased 27% in U.S. dollars, 25% in constant currencies and 19% organically, compared to the first nine months of 2020. The increase in the first nine months of 2021 was driven by growth in most of our markets, in particular by strong growth in the automotive, industrial, information technology and data communications, and military markets, and moderate growth in the mobile devices and mobile networks markets, along with contributions from the Company’s acquisition program, all of which were slightly offset by a significant decline in the commercial aerospace market, which continued to be negatively impacted by the COVID-19 pandemic. The strong sales growth for the first nine months of 2021 in the Interconnect Products and Assemblies segment also reflected a recovery in certain markets from the negative impact resulting from the COVID-19 pandemic during the first nine months of 2020.

Net sales in the Cable Products and Solutions segment (approximately 4% of net sales) in the third quarter of 2021, which primarily serves the broadband communications market, increased 18% in U.S. dollars, 17% in constant currencies and 11% organically, compared to the third quarter of 2020. Net sales in the Cable Products and Solutions segment (approximately 4% of net sales) in the first nine months of 2021 increased 20% in U.S. dollars, 20% in constant currencies and 15% organically, compared to the first nine months of 2020. The increase in the third quarter of 2021 was primarily driven by increased demand from mobile network service providers, as well as the contribution from one acquisition in this segment that closed during the first quarter of 2021, partially offset by a reduction in demand from broadband operators. The increase in the first nine months of 2021 was primarily driven by increased market demand from broadband operators and mobile network service providers, coupled with the market recovery from the negative impact of the COVID-19 pandemic during the first nine months of 2020, as well as the contribution from one acquisition in this segment that closed during the first quarter of 2021.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020:

			Percentage Growth (relative to same prior year period)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (1)	impact (2)	Sales Growth (3)	impact (4)	Growth (3)
Three Months Ended September 30:	2021	2020	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales:
Interconnect Products and Assemblies	$2,699.2	$2,221.9	21%	1%	20%	7%	13%
Cable Products and Solutions	119.3	101.5	18%	1%	17%	6%	11%
Consolidated	$2,818.5	$2,323.4	21%	1%	20%	7%	13%

Nine Months Ended September 30:
Net sales:
Interconnect Products and Assemblies	$7,520.5	$5,899.4	27%	2%	25%	6%	19%
Cable Products and Solutions	329.0	273.5	20%	—%	20%	5%	15%
Consolidated	$7,849.5	$6,172.9	27%	2%	25%	6%	19%

(1)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 14 of the accompanying financial statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(2)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting period(s) compared to the same period(s) in the prior year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the respective prior year period(s) from current year reported net sales, taken as a percentage of the respective prior period net sales.
(3)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the "Non-GAAP Financial Measures" section.
(4)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have closed during the prior twelve months that have not been included in the Company's consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis.

Geographically, sales in the United States in the third quarter of 2021 increased 24% in U.S. dollars ($830.0 in 2021 versus $668.8 in 2020) and 14% organically, compared to the third quarter of 2020. Sales in the United States in the first nine months of 2021 increased 23% in U.S. dollars ($2,283.0 in 2021 versus $1,854.0 in 2020) and 15% organically, compared to the first nine months of 2020. Foreign sales in the third quarter of 2021 increased 20% in U.S. dollars ($1,988.5 in 2021 versus $1,654.6 in 2020), 18% in constant currencies and 13% organically, compared to the third quarter of 2020. Foreign sales in the first nine months of 2021 increased 29% in U.S. dollars ($5,566.5 in 2021 versus $4,318.9 in 2020), 25% in constant currencies and 21% organically, compared to the first nine months of 2020. The comparatively weaker U.S. dollar for the third quarter and first nine months of 2021 had the effect of increasing sales by approximately $31.7 and $162.1, respectively, relative to the comparable periods in 2020.

Selling, general and administrative expenses increased to $318.7, or 11.3% of net sales, and $893.0, or 11.4% of net sales, for the third quarter and first nine months of 2021, respectively, compared to $259.1, or 11.2% of net sales, and $748.4, or 12.1% of net sales, for the third quarter and first nine months of 2020, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales in the first nine months of 2021 is primarily driven by higher sales during the first nine months of 2021, relative to the comparable period of 2020 which was more negatively impacted by the COVID-19 pandemic, slightly offset by the impact of the MTS Sensors business which currently has higher selling, general and administrative expenses as a percentage of net sales compared to the average of the Company. Administrative expenses represented approximately 4.6% and 4.5% of net sales for the third quarter and first nine months of 2021, respectively, and represented approximately 4.4% and 4.8% of net sales for the third quarter and first nine months of 2020, respectively. Research and development expenses represented approximately 2.9% and 3.0% of net sales for the third quarter and first nine months of 2021, respectively, and represented approximately 3.0% and 3.1% of net sales for the third quarter and first nine months of 2020, respectively. Selling and marketing expenses represented approximately 3.8% and 3.9% of net sales for the third quarter and first nine months of 2021, respectively, and represented approximately 3.7% and 4.2% of net sales for the third quarter and first nine months of 2020, respectively.

Operating income was $571.2, or 20.3% of net sales, and $1,512.2, or 19.3% of net sales, for the third quarter and first nine months of 2021, respectively, compared to $475.8, or 20.5% of net sales, and $1,150.1, or 18.6% of net sales, for the third quarter and first nine months of 2020, respectively. Operating income for the first nine months of 2021 included $55.4 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) primarily comprised of transaction, severance, restructuring and certain non-cash costs related to the acquisition of MTS Systems Corporation (“MTS”). For the nine months ended September 30, 2021, these acquisition-related expenses had the effect of decreasing net income from continuing operations by $44.6, or $0.07 per share. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $1,567.6, or 20.0% of net sales, for the nine months ended September 30, 2021. The increase in Adjusted Operating Income and Adjusted Operating Margin for the first nine months of 2021 relative to the comparable period in 2020 was primarily driven by the Interconnect Products and Assemblies segment, as discussed further below.

Operating income for the Interconnect Products and Assemblies segment for the third quarter and first nine months of 2021 was $603.3, or 22.4% of net sales, and $1,652.3, or 22.0% of net sales, respectively, compared to $498.4, or 22.4% of net sales, and $1,217.6, or 20.6% of net sales, for the third quarter and first nine months of 2020, respectively. The increase in operating margin for the Interconnect Products and Assemblies segment for the first nine months of 2021 relative to the comparable period in 2020 was primarily driven by normal operating leverage on the higher sales volumes combined with the benefit of a lower cost impact resulting from the COVID-19 pandemic compared to the first nine months of 2020, partially offset by the impact of the more challenging commodity and supply chain environment experienced to date in 2021.

Operating income for the Cable Products and Solutions segment for the third quarter and first nine months of 2021 was $4.6, or 3.8% of net sales, and $20.0, or 6.1% of net sales, respectively, compared to $10.9, or 10.7% of net sales, and $25.7, or 9.4% of net sales, for the third quarter and first nine months of 2020, respectively. The decrease in operating margin for the Cable Products and Solutions segment for the third quarter and first nine months of 2021 relative to the comparable periods in 2020 is primarily driven by the impact of the more challenging commodity, logistics and supply chain environment experienced to date in 2021.

Interest expense for the third quarter and first nine months of 2021 was $29.0 and $86.7, respectively, compared to $28.0 and $87.1 for the third quarter and first nine months of 2020, respectively. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information related to the Company’s debt.

Provision for income taxes for the third quarter and first nine months of 2021 was at an effective tax rate of 22.2% and 21.2%, respectively. Provision for income taxes for the third quarter and first nine months of 2020 was at an effective tax rate of 22.1% and 20.0%, respectively. For the third quarter and first nine months of 2021 and 2020, the excess tax benefits resulting from stock option exercise activity had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the tables below. For the first nine months of 2021, the effective tax rate was further impacted by the tax effect of acquisition-related expenses and the discrete tax benefit related to the settlement of uncertain tax positions in certain non-U.S. jurisdictions, each of which had the impact on the effective tax rate and earnings per share by the amounts noted in the tables below. For the first nine months of 2020, the effective tax rate was also impacted by a discrete tax benefit related to the settlements of refund claims in a non-U.S. jurisdiction and the resulting adjustments to deferred taxes, which had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the tables below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for the three and nine months ended September 30, 2021 and 2020 was 24.5% for all periods, as reconciled in the tables below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Condensed Consolidated Financial Statements for further information related to income taxes.

Net income from continuing operations attributable to Amphenol Corporation and Net income (from continuing operations) per common share attributable to Amphenol Corporation - Diluted (“Diluted EPS”) were $418.8 and $0.67, respectively, for the third quarter of 2021, compared to $346.6 and $0.56, respectively, for the third quarter of 2020. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income from continuing operations attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $406.5 and $0.65, respectively, for the third quarter of 2021, compared to $335.9 and $0.55, respectively, for the third quarter of 2020. Net income from continuing operations attributable to Amphenol Corporation and Diluted EPS were $1,115.5 and $1.79, respectively, for the first nine months of 2021, compared to $846.4 and $1.38, respectively, for the first nine months of 2020. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income from continuing operations attributable to Amphenol Corporation and Adjusted Diluted EPS were $1,110.9 and $1.78, respectively, for the first nine months of 2021, compared to $798.4 and $1.30, respectively, for the first nine months of 2020.

The following tables reconcile Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income from continuing operations attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all on a continuing operations basis only, as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021					2020
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$571.2	20.3%	$418.8	22.2%	$0.67	$475.8	20.5%	$346.6	22.1%	$0.56
Excess tax benefits related to stock-based compensation	—	—	(12.3)	2.3	(0.02)	—	—	(10.7)	2.4	(0.02)
Adjusted (non-GAAP) (2)	$571.2	20.3%	$406.5	24.5%	$0.65	$475.8	20.5%	$335.9	24.5%	$0.55

	Nine Months Ended September 30,
	2021					2020
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$1,512.2	19.3%	$1,115.5	21.2%	$1.79	$1,150.1	18.6%	$846.4	20.0%	$1.38
Acquisition-related expenses	55.4	0.7	44.6	(0.2)	0.07	—	—	—	—	—
Excess tax benefits related to stock-based compensation	—	—	(34.3)	2.4	(0.05)	—	—	(28.1)	2.6	(0.05)
Discrete tax item	—	—	(14.9)	1.0	(0.02)	—	—	(19.9)	1.9	(0.03)
Adjusted (non-GAAP) (2)	$1,567.6	20.0%	$1,110.9	24.5%	$1.78	$1,150.1	18.6%	$798.4	24.5%	$1.30

Note: All data in the tables above are on a continuing operations basis only and exclude results associated with discontinued operations.

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Discontinued Operations

Following the acquisition of MTS, the Company concluded that the MTS T&S business met the discontinued operations reporting criteria as of the MTS acquisition date of April 7, 2021 in light of our definitive agreement to sell the MTS T&S business to ITW. As a result, the financial results of the MTS T&S business are reported as discontinued operations for the three and nine months ended September 30, 2021. Income from discontinued operations attributable to Amphenol Corporation, net of income taxes, was $7.7 and $10.3 for the third quarter and first nine months of 2021, respectively. Income from discontinued operations relates to the results associated with the MTS T&S business that was acquired as part of the MTS acquisition. The Company will continue to account for the MTS T&S business as discontinued operations until the business is sold to ITW upon the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions, which we expect to occur within one year of the date of the acquisition of MTS. The Company will incur certain transaction fees and other professional and external costs associated with the planned sale of the MTS T&S business. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further details related to the planned divestiture of the MTS T&S business.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, the Company had cash, cash equivalents and short-term investments of $1,302.5 and $1,738.1, respectively, with the majority of such funds located outside of the United States. On April 7, 2021, the Company used a combination of cash and cash equivalents on hand and borrowings under its U.S. Commercial Paper Program (defined below) to fund the acquisition of MTS.

As a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), on December 31, 2017, the Company indicated an intention to repatriate most of its pre-2018 accumulated earnings and recorded the foreign and U.S. state and local tax costs related to the repatriation. The associated tax payments are due as the repatriations are made. The Company intends to distribute certain post-2017 foreign earnings and has accrued foreign and U.S. state and local taxes, if applicable, on those earnings as appropriate as of September 30, 2021, and intends to indefinitely reinvest all remaining post-2017 foreign earnings. The Company intends to evaluate future earnings for distribution, and accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Transition Tax on the deemed repatriation of the accumulated unremitted earnings and profits of foreign subsidiaries will be paid, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.

The Company’s primary sources of liquidity are internally generated cash flow, our cash, cash equivalents and short-term investments on hand, the Commercial Paper Programs and the Revolving Credit Facility (each as defined and discussed further within this Item 2).  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash flow from operations, availability under its credit facilities, and access to capital markets (including the recent issuance of the Company’s $750.0 principal amount of unsecured 2.200% Senior Notes due September 15, 2031 (the “2031 Senior Notes”) in September 2021, as well as recent borrowings under the U.S. Commercial Paper Program that were used to both partially fund the acquisition of MTS and to redeem in full the Company’s 3.125% Senior Notes due September 15, 2021 (the “3.125% Senior Notes”)), provide adequate liquidity to meet its obligations for at least the next twelve months.

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

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2021 and 2020, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities from continuing operations	$1,060.4	$1,151.0
Net cash used in investing activities from continuing operations	(1,810.0)	(262.5)
Net cash provided by (used in) financing activities from continuing operations	438.4	(384.2)
Net cash change from discontinued operations	4.3	—
Effect of exchange rate changes on cash and cash equivalents	(15.5)	25.0
Net (decrease) increase in cash and cash equivalents	$(322.4)	$529.3

Due to the immateriality of the Company’s discontinued operations associated with the MTS T&S business discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, the following discussion related to the Company’s cash flows is on a continuing operations basis only, unless otherwise noted.

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities from continuing operations (“Operating Cash Flow”) was $1,060.4 in the first nine months of 2021 compared to $1,151.0 in the first nine months of 2020.  The decrease in Operating Cash Flow for the first nine months of 2021 compared to the first nine months of 2020 is primarily due to a higher usage of cash related to the change in working capital, partially offset by an increase in net income from continuing operations.

In the first nine months of 2021, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $414.1, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in inventories of $358.3, accounts receivable of $186.9 and prepaid expenses and other current assets of $50.5, partially offset by increases in accounts payable of $152.9 and accrued liabilities, including income taxes, of $28.7. In the first nine months of 2020, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow decreased $38.6, excluding the impact of acquisitions and foreign currency translation, due to increases in accounts payable of $191.7 and accrued liabilities, including income taxes, of $80.6, partially offset by increases in accounts receivable of $126.4, inventories of $65.2, and prepaid expenses and other current assets of $42.1.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2021 as compared to December 31, 2020. Accounts receivable increased $252.9 to $2,204.5, primarily due to higher sales in the third quarter of 2021 relative to the fourth quarter of 2020, along with the impact of the MTS acquisition and the other five acquisitions (collectively, the “2021 acquisitions”) that closed during the first nine months of 2021, partially offset by the effect of translation from exchange rate changes (“Translation”) at September 30, 2021 compared to December 31, 2020. Days sales outstanding at September 30, 2021 and December 31, 2020 were 70 days and 72 days, respectively. Inventories increased $490.3 to $1,952.5, primarily due to higher sales in addition to the impact of recent supply chain disruptions experienced during the first nine months of 2021, along with the impact of our 2021 acquisitions, which carry more days of inventory than the Company average, partially offset by Translation. Inventory days at September 30, 2021 and December 31, 2020 were 91 days and 79 days, respectively. Prepaid expenses and other current assets increased $53.2 to $392.1, primarily due to increases in certain prepaid expenses and other current receivables as well as the impact of the 2021 acquisitions. Property, plant and equipment, net, increased $120.8 to $1,175.4, primarily due to capital expenditures of $274.2 and the impact of the 2021 acquisitions, partially offset by depreciation of $208.9 and Translation. Goodwill increased $807.3 to $5,839.4, resulting from goodwill recognized related to the 2021 acquisitions, primarily from the MTS acquisition, partially offset by Translation. Other intangible assets, net increased $206.1 to $603.6, primarily due to the recognition of certain intangible assets related to the 2021 acquisitions, primarily from the MTS acquisition, partially offset by amortization. Other long-term assets increased $35.6 to $387.9, primarily due to an increase in operating lease right-of-use assets resulting from both leases assumed from the 2021 acquisitions as well as new and renewed lease agreements entered into during the first nine months of 2021. Accounts payable increased $179.3 to $1,300.0, primarily due to increased purchasing activity related to higher sales levels, along with the impact of the 2021 acquisitions, partially offset by Translation. Payable days at September 30, 2021 and December 31, 2020 were 61 days. Total accrued expenses, including accrued income taxes, increased $125.6 to $1,078.9, primarily as a result of the MTS acquisition and the other 2021 acquisitions, along with an increase in accrued salaries and wages and other accrued expenses, partially offset by a decrease in accrued income taxes, primarily resulting from certain tax payments. Other long-term liabilities, including deferred tax liabilities, increased $154.5 to $860.8, primarily as a result of an increase in deferred tax liabilities resulting from the MTS acquisition.

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

In addition to cash flow from operating activities, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the nine months ended September 30, 2021 and 2020. The decrease in Free Cash Flow was primarily driven by a decrease in Operating Cash Flow, as described above, and to a lesser extent, an increase in capital expenditures. The following table is on a continuing operations basis only and excludes any cash flows related to discontinued operations:

	Nine Months Ended September 30,
	2021	2020
Operating Cash Flow (GAAP)	$1,060.4	$1,151.0
Capital expenditures (GAAP)	(274.2)	(204.8)
Proceeds from disposals of property, plant and equipment (GAAP)	2.4	10.8
Free Cash Flow (non-GAAP)	$788.6	$957.0

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net sales and maturities (purchases) of short-term investments, and acquisitions.

Net cash used in investing activities from continuing operations was $1,810.0 in the first nine months of 2021, compared to $262.5 in the first nine months of 2020. In the first nine months of 2021, net cash used in investing activities from continuing operations was driven primarily by the use of $1,531.0 to fund acquisitions and capital expenditures (net of disposals) of $271.8, partially offset by net sales and maturities of short-term investments of $1.3. In the first nine months of 2020, net cash used in investing activities was driven primarily by capital expenditures (net of disposals) of $194.0, the use of $50.3 to fund acquisitions, and net purchases of short-term investments of $18.2.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash provided by financing activities from continuing operations was $438.4 in the first nine months of 2021, compared to net cash used in financing activities from continuing operations of $384.2 in the first nine months of 2020. For the first nine months of 2021, net cash provided by financing activities from continuing operations was driven primarily by (i) net borrowings of $925.0 primarily under the U.S. Commercial Paper Program, the majority of the proceeds of which were used for the MTS acquisition and to redeem the 3.125% Senior Notes, (ii) net cash proceeds of $749.9, primarily related to the September 2021 issuance of the 2031 Senior Notes, and (iii) cash proceeds of $180.9 from the exercise of stock options, partially offset by (a) debt repayments of $616.2, primarily related to the repayment of the assumed outstanding MTS senior notes in the second quarter of 2021 as well as the redemption of the 3.125% Senior Notes in the third quarter of 2021, (b) repurchases of the Company’s Common Stock of $491.0, (c) dividend payments of $260.0, (d) cash transfer of $28.7 made by the Company’s continuing operations to its discontinued operations in order to fund the September 2021 payment of contingent consideration assumed as part of MTS’s acquisition accounting, (e) distributions to and purchases of noncontrolling interests of $11.3, (f) payments of $6.1 related to debt financing costs associated with the 2031 Senior Notes, and (g) payments of $4.1 associated with the deferred purchase price related to acquisitions. For the first nine months of 2020, net cash used in financing activities was driven primarily by (i) repurchases of the Company’s Common Stock of $459.2, (ii) debt repayments of $402.9 related to the Company’s 2.20% U.S. Senior Notes due April 2020 and other debt, (iii) net repayments of $385.9 related to the Company’s commercial paper programs, (iv) dividend payments of $223.0, (v) payment of $75.0 related to acquisition-related contingent consideration, (vi) payment of $16.2 associated with the deferred purchase price related to an acquisition, (vii) distributions to and purchases of noncontrolling interests of $11.5, (viii) payments of $8.7 related to debt financing costs primarily associated with the 2025 Senior Notes and 2026 Euro Notes (each as defined below), and (ix) net repayments of $0.7 under the Company’s credit facilities, partially offset by the (a) net cash proceeds of $942.3 from both the February 2020 issuance of the 2025 Senior Notes and the May 2020 issuance of the 2026 Euro Notes and (b) cash proceeds of $256.6 from the exercise of stock options.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of commercial paper programs, the Revolving Credit Facility and senior notes as part of its overall cash management strategy.

The Company has a $2,500.0 unsecured credit facility (the “Revolving Credit Facility”), which matures January 2024 and gives the Company the ability to borrow, in various currencies, at a spread over LIBOR. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of September 30, 2021 and December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. At September 30, 2021, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Pursuant to the terms of the U.S. commercial paper program, the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. On April 7, 2021, a combination of borrowings under the U.S. Commercial Paper Program and cash and cash equivalents on hand were used to fund the acquisition of MTS Systems Corporation. In addition, in the third quarter of 2021, the Company used borrowings under the U.S. Commercial Paper Program to redeem the 3.125% Senior Notes, of which $227.7 aggregate principal amount was outstanding. The amount of USCP Notes outstanding as of September 30, 2021 was $924.3, with a weighted average interest rate of 0.19%. As of December 31, 2020, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (collectively, the “Euro Issuer”) also has a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. As of September 30, 2021 and December 31, 2020, there were no ECP Notes outstanding.

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

As of September 30, 2021, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$295.0	4.00%	February 2022
350.0	3.20%	April 2024
400.0	2.050%	March 2025
500.0	4.350%	June 2029
900.0	2.80%	February 2030
750.0	2.200%	September 2031

€500.0	0.750%	May 2026 (Euro Notes)
500.0	2.00%	October 2028 (Euro Notes)

On September 14, 2021, the Company issued the 2031 Senior Notes at 99.634% of face value. The Company used the net proceeds from the 2031 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

On February 20, 2020, the Company issued $400.0 principal amount of unsecured 2.050% Senior Notes due March 1, 2025 at 99.829% of face value (the “2025 Senior Notes”). On April 1, 2020, the Company used the net proceeds from the 2025 Senior Notes to repay the $400.0 principal amount of unsecured 2.20% Senior Notes due April 1, 2020 upon maturity.

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes, subject to certain terms and conditions. The remaining principal amount outstanding associated with the Company’s 4.00% Senior Notes (“2022 Senior Notes”) due in February 2022 is recorded, net of the related unamortized discount and debt issuance costs, within Current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021. On October 1, 2021, the Company issued a notice of full redemption to the holders of the 2022 Senior Notes, which will be redeemed at par value on November 1, 2021.

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

In April 2018, the Company’s Board of Directors authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the first nine months of 2021, the Company repurchased 3.1 million shares of its Common Stock for $203.8 under the 2018 Stock Repurchase Program. As a result of these purchases, the Company completed all purchases authorized under the 2018 Stock Repurchase Program and, therefore, the 2018 Stock Repurchase Program has terminated. Of the total repurchases made during the first nine months of 2021, 0.3 million shares, or $19.8, were retained in Treasury stock at the time of repurchase; the remaining 2.8 million shares, or $184.0, were retired by the Company. During the three and nine months ended September 30, 2020, the Company repurchased 3.7 million and 9.1 million shares of its Common Stock for $201.9 and $459.2, respectively, under the 2018 Stock

Repurchase Program. Of the total repurchases made during the first nine months of 2020, 2.0 million shares, or $110.3, were retained in Treasury stock at the time of repurchase; the remaining 7.1 million shares, or $348.9, were retired by the Company.

On April 27, 2021, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three and nine months ended September 30, 2021, the Company repurchased 2.3 million and 4.1 million shares of its Common Stock for $170.9 and $287.2, respectively, under the 2021 Stock Repurchase Program. All of the shares repurchased under the 2021 Stock Repurchase Program during the nine months ended September 30, 2021 have been or will be retired by the Company. From October 1, 2021 to October 26, 2021, the Company repurchased 0.6 million additional shares of its Common Stock for $46.1 under the 2021 Stock Repurchase Program, and has remaining authorization to purchase up to $1,666.6 of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s Common Stock.

Contingent upon declaration by the Company’s Board of Directors, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends declared per share	$0.145	$0.125	$0.435	$0.375

Dividends declared	$86.7	$74.7	$259.9	$223.2
Dividends paid (including those declared in the prior year)	86.6	74.6	260.0	223.0

On October 20, 2020, the Company’s Board of Directors approved an increase to its quarterly dividend rate from $0.125 per share to $0.145 per share effective with dividends declared in the fourth quarter of 2020, and then on October 26, 2021, approved a further increase to its quarterly dividend rate from $0.145 per share to $0.20 per share effective with dividends declared in the fourth quarter of 2021, contingent upon declaration by the Company’s Board of Directors.

Acquisitions and Divestitures

During the first nine months of 2021, the Company completed six acquisitions, all but one of which is included within the Interconnect Products and Assemblies segment, for approximately $1,531.0, net of cash acquired. These 2021 acquisitions were not material, either individually or in the aggregate, to the Company.

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

On January 19, 2021 and prior to the closing of the MTS acquisition, the Company entered into a definitive agreement to sell the MTS T&S business to Illinois Tool Works Inc. (“ITW”). The agreed-upon sale price is approximately $750, excluding any outstanding net debt assumed by Amphenol related to the MTS T&S business and subject to post-closing adjustment. The Company expects to close on the sale of the MTS T&S business upon the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions, which is expected to be within one year of the date of the acquisition of MTS. The MTS T&S business meets the “held for sale” accounting criteria, and its results and related cash flows are reported as discontinued operations, effective as of the MTS acquisition date, in the accompanying Condensed Consolidated Financial Statements. Such classification as discontinued operations will continue until the MTS T&S business is sold to ITW as currently anticipated. The Company did not assign the MTS T&S business to either of our two reportable business segments due to its planned sale. The Company will incur certain transaction fees and other professional and external costs associated with the planned sale of the MTS T&S business. Amphenol will not have any continuing involvement with the MTS T&S business after the date of its divestiture.

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

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures defined below as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Company’s Board of Directors and assessing related employee compensation measures. Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and period-over-period comparative results, in addition to the reasons noted below. Non-GAAP financial measures related to operating income, operating margin, net income from continuing operations attributable to Amphenol Corporation, effective tax rate and diluted EPS from continuing operations exclude income and expenses that are not directly related to the Company’s operating performance during the periods presented. Items excluded in the presentation of such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, refinancing-related costs, and certain discrete tax items including but not limited to (i) the excess tax benefits related to stock-based compensation and (ii) the impact of significant changes in tax law. Non-GAAP financial measures related to net sales exclude the impact of foreign currency exchange rates and acquisitions. Non-GAAP financial measures and their most directly comparable U.S. GAAP financial measures presented within this Item 2 are on a continuing operations basis only and exclude any results associated with discontinued operations. The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation as a substitute for or superior to the related U.S. GAAP financial measures. In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2021 and 2020 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

●	Adjusted Diluted EPS is defined as diluted earnings per share from continuing operations (as reported in accordance with U.S. GAAP), excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented. Adjusted Diluted EPS is calculated as Adjusted Net Income from continuing operations attributable to Amphenol Corporation, as defined below, divided by the weighted average outstanding diluted shares as reported in the Condensed Consolidated Statements of Income.

●	Adjusted Effective Tax Rate is defined as Provision for income taxes, as reported in the Condensed Consolidated Statements of Income, expressed as a percentage of Income from continuing operations before income taxes, as reported in the Condensed Consolidated Statements of Income, each excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Net Income from continuing operations attributable to Amphenol Corporation is defined as Net income from continuing operations attributable to Amphenol Corporation, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Operating Income is defined as Operating income, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Condensed Consolidated Statements of Income).

●	Constant Currency Net Sales Growth is defined as the period-over-period percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates. The Company’s results are subject to volatility related to foreign currency translation fluctuations. As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

●	Free Cash Flow is defined as (i) Net cash provided by operating activities from continuing operations (“Operating Cash Flow” - as reported in accordance with U.S. GAAP) less (ii) capital expenditures (as reported in accordance with U.S. GAAP), net of proceeds from disposals of property, plant and equipment (as reported in accordance with U.S. GAAP), all of which are derived from the Condensed Consolidated Statements of Cash Flow. Free Cash Flow is an important liquidity measure for the Company, as we believe it is useful for management and investors to assess our ability to generate cash, as well as to assess how much cash can be used to reinvest in the growth of the Company or to return to shareholders through either stock repurchases or dividends.

●	Organic Net Sales Growth is defined as the period-over-period percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of (i) changes in foreign currency exchange rates (described above), which is outside the control of the Company, and (ii) acquisitions, both of which are taken as a percentage of the respective prior period(s) net sales. The acquisition impact represents the percentage impact on net sales resulting from acquisitions that have closed during the prior twelve months that have not been included in the Company's consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

Critical Accounting Policies and Estimates

The Company’s disclosures of its critical accounting policies, which are contained in its 2020 Annual Report, have not materially changed since that report was filed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates. The Company does not have any significant concentration with any one counterparty. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in its 2020 Annual Report. From time to time, the Company may borrow under the Revolving Credit Facility and Commercial Paper Programs. Any borrowings under the Euro Commercial Paper Program and Revolving Credit Facility, in addition to the outstanding borrowings under the Company’s 2026 Euro Notes and 2028 Euro Notes, as discussed in Note 4 of the accompanying Condensed Consolidated Financial Statements, are and may continue to be denominated in foreign currencies, and there can be no assurance that the Company can successfully manage these changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies for which such borrowings are made. In addition, any borrowings under the Revolving Credit Facility either bear interest at or trade at rates that fluctuate with a spread over LIBOR, while any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk from exposure to changes in interest rates. As of September 30, 2021, outstanding borrowings under the U.S. Commercial Paper Program were at a weighted average floating interest rate of 0.19%, while there were no outstanding borrowings under the Revolving Credit Facility and Euro Commercial Paper Program. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2021, although there can be no assurances that interest rates will not change significantly.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On April 27, 2021, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended September 30, 2021, the Company repurchased 2.3 million shares of its Common Stock for $170.9 million under the 2021 Stock Repurchase Program. All of the shares repurchased under the 2021 Stock Repurchase Program during the third quarter of 2021 have been or will be retired by the Company. From October 1, 2021 to October 26, 2021, the Company repurchased 0.6 million additional shares of its Common Stock for $46.1 million under the 2021 Stock Repurchase Program, and has remaining authorization to purchase up to $1,666.6 million of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the volume of stock option exercises by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s Common Stock.

The 2021 Stock Repurchase Program replaced the previous stock repurchase program, announced in April 2018, under which the Company could purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. In April 2021, the Company completed all purchases authorized under the 2018 Stock Repurchase Program and, therefore, the 2018 Stock Repurchase Program has terminated.

The table below reflects the Company’s stock repurchases for the three months ended September 30, 2021:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 1 to July 31, 2021	736,700	$69.55	736,700	$1,832.4
August 1 to August 31, 2021	883,035	74.03	883,035	1,767.0
September 1 to September 30, 2021	713,120	76.13	713,120	1,712.8
Total	2,332,855	$73.26	2,332,855	$1,712.8

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1	Restated Certificate of Incorporation of Amphenol Corporation, dated May 19, 2021 (filed as Exhibit 3.1 to the June 30, 2021 10-Q).*
3.2	Amphenol Corporation, Third Amended and Restated By-Laws dated March 21, 2016 (filed as Exhibit 3.1 to the Form 8-K filed on March 22, 2016).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
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

4.7	Officer’s Certificate, dated January 9, 2019, establishing the 4.350% Senior Notes due 2029 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 10, 2019).*
4.8	Officer’s Certificate, dated September 10, 2019, establishing the 2.800% Senior Notes due 2030 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 10, 2019).*
4.9	Officer’s Certificate, dated February 20, 2020, establishing the 2.050% Senior Notes due 2025 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on February 20, 2020).*
4.10	Officer’s Certificate, dated September 14, 2021, establishing the 2.200% Senior Notes due 2031 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 14, 2021).*
4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.10 to the December 31, 2020 10-K).*
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

Date: October 29, 2021