Form 10-K
period 2021-12-31
AMPHENOL CORP /DE/
filed 2022-02-09
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of Amphenol Corporation Class A Common Stock (based upon the closing price of such stock on the New York Stock Exchange) held by non-affiliates was approximately $36,303 million.

As of January 31, 2022, the total number of shares outstanding of Registrant’s Class A Common Stock was 598,939,773.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on our management’s assumptions and beliefs about future events or circumstances using information currently available, and as a result, they are subject to risks and uncertainties. Forward-looking statements address events or developments that Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”) expects or believes may or will occur in the future. These forward-looking statements, which address the Company’s expected business and financial performance and financial condition, among other matters, may contain words and terms such as: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “look ahead,” “may,” “ongoing,” “optimistic,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” and other words and terms of similar meaning.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity, effective tax rate or other matters, together with any forward-looking statements related in any way to the coronavirus (“COVID-19”) pandemic, including its future impact on the Company. Although the Company believes the expectations reflected in all forward-looking statements, including those with regards to expected earnings, revenues, growth, liquidity, the Company’s effective tax rate, and other matters discussed herein, are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. A description of some of these uncertainties and other risks is set forth under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report, as well as other reports filed with the Securities and Exchange Commission (“SEC”), including but not limited to Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. There may be other risks and uncertainties not identified in these documents that we either currently do not expect to have an adverse effect on our business or that we are unable to predict or identify at the time of this Annual Report. Our forward-looking statements may also be impacted by, among other things, future tax law changes that may arise in any of the jurisdictions in which we operate as well as changes in interpretive guidance under the Department of Treasury’s interpretive guidance initiatives.

The Company undertakes no obligation to update or revise any forward-looking statements except as required by law.

PART I

Item 1. Business

General

Amphenol Corporation is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable. The Company estimates, based on reports of industry analysts, that worldwide sales of interconnect and sensor-related products were approximately $215 billion in 2021.

Certain predecessor businesses of the Company were founded in 1932, and the Company was incorporated under the laws of the State of Delaware in 1986. The Company’s Class A Common Stock (“Common Stock”) began trading on the New York Stock Exchange in 1991.

The Company’s strategy is to provide our customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis, while maintaining continuing programs of productivity improvement and cost control. Through December 31, 2021, the Company operated through two reporting segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Interconnect Products and Assemblies segment primarily designed, manufactured and marketed a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets. Interconnect products include connectors which, when attached to an electrical, electronic or fiber optic cable, a printed circuit board or other device, facilitate transmission of power or signals. Value-add systems generally consist of a system of cable, flexible circuits or printed circuit boards and connectors, antennas or sensors for linking electronic equipment. The Cable Products and Solutions segment primarily designed, manufactured and marketed cable, value-add products and components for use primarily in the broadband communications and information technology markets, as well as certain applications in other markets.

The table below provides a summary of our reporting segments as of December 31, 2021, the 2021 net sales contribution of each segment, the primary end markets that we serviced and our key products in each segment:

Reporting Segment	Interconnect Products and Assemblies	Cable Products and Solutions

% of 2021 Net Sales:	96%	4%

Primary End Markets	● Automotive ● Broadband Communications ● Commercial Aerospace ● Industrial ● Information Technology and Data Communications ● Military ● Mobile Devices ● Mobile Networks	● Automotive ● Broadband Communications ● Industrial ● Information Technology and Data Communications ● Mobile Networks

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

●   cable management products

Other:

●   antennas

●   flexible and rigid printed circuit boards

●   hinges

●   molded parts

●   production-related products

		Cable: ● coaxial cable ● power cable ● specialty cable Value-Add Products: ● cable assemblies Components: ● combiner/splitter products ● connector and connector systems ● fiber optic components

Information regarding the Company’s operations and assets by reporting segment, as well as the Company’s net sales and long-lived assets by geographic area, appears in Note 14 of the Notes to Consolidated Financial Statements.

New Reportable Business Segments effective January 1, 2022

Effective January 1, 2022, the Company aligned its businesses into three newly formed reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. This new alignment replaces our historic reportable business segments. All businesses previously reported in the Interconnect Products and Assemblies segment have now been aligned with one of the three newly formed segments. All businesses previously reported in the Cable Products and Solutions segment have now been aligned with our newly formed Communications Solutions segment. This new alignment reinforces the Company’s entrepreneurial culture and the clear accountability of each of our business unit general managers, while enhancing the scalability of

Amphenol’s business for the future. A description of each of our newly formed reportable business segments is as follows:

●Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, printed circuits and printed circuit assemblies and other products.

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, together with antennas.

●Interconnect and Sensor Systems – the Interconnect and Sensor Systems segment designs, manufactures and markets a broad range of sensors, sensor-based systems, connectors and value-add interconnect systems.

The following table provides a summary of the end markets that we service and our key products within each of the three new reportable business segments:

Reporting Segment	Harsh Environment Solutions	Communications Solutions	Interconnect and Sensor Systems

End Markets	● Automotive ● Commercial Aerospace ● Industrial ● Information Technology and Data Communications ● Military ● Mobile Networks	● Automotive ● Broadband Communications ● Commercial Aerospace ● Industrial ● Information Technology and Data Communications ● Military ● Mobile Devices ● Mobile Networks	● Automotive ● Commercial Aerospace ● Industrial ● Information Technology and Data Communications ● Military ● Mobile Networks

Key Products

Connectors and Connector Systems:

●   harsh environment data, power, fiber optic and radio frequency interconnect products

●   other connectors

Value-Add Products:

●   backplane interconnect systems

●   cable assemblies and harnesses

●   cable management products

Other:

●   flexible and rigid printed circuit boards

Connectors and Connector Systems:

●   fiber optic interconnect products

●   high-speed interconnect products

●   radio frequency interconnect products

●   other connectors

Value-Add Products:

●   cable assemblies and harnesses

Antennas:

●   consumer device antennas

●   network infrastructure antennas

●   other antennas

Cable:

●   coaxial, power and specialty cable

Other:

●   hinges and other mechanical products

●   production-related products

Connectors and Connector Systems:

●   busbars and power distribution systems

●   power interconnect products

●   other connectors

Value-Add Products:

●   backplane interconnect systems

●   cable assemblies and harnesses

Sensors and Sensor-based Products:

●   force

●   gas and moisture

●   level

●   position

●   pressure

●   temperature

●   vibration

In conjunction with the new alignment of our business, the Company appointed three new segment managers to lead their respective reportable business segments, each reporting directly to the Company’s Chief Executive Officer. The Company will begin reporting its new reportable segments in connection with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2022, including the recasting of relevant prior year period segment information for conformity of presentation. For further details related to the Company’s change in its reportable business segments effective in the first quarter of 2022, refer to Note 16 of the Notes to Consolidated Financial Statements, included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, which is incorporated herein by reference.

COVID-19 Pandemic

The COVID-19 pandemic has affected our offices and manufacturing facilities throughout the world, as well as the facilities of our suppliers, customers and our customers’ contract manufacturers. The COVID-19 pandemic caused widespread disruptions to our Company during the first half of 2020, and to a lesser extent, those disruptions continued during the second half of 2020 and throughout all of 2021. As of December 31, 2021, we continue to experience some disruptions, and at a minimum, particularly given the surge of cases resulting from the Omicron variant, we expect those disruptions to continue into 2022 and potentially beyond. These disruptions have included and may continue to include government regulations that inhibit our ability to operate certain of our facilities in the ordinary course, travel restrictions, supplier constraints, supply-chain interruptions, logistics challenges and limitations, labor disruptions and reduced demand from certain customers. During 2021 and into 2022, there have been resurgences in COVID-19 cases in several regions around the world, particularly related to new variant strains, including Delta and Omicron. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the impact of the recent resurgence of the crisis due to the Omicron variant, as well as any additional future resurgences from known or new variants, future government regulations and actions in response to the crisis, the timing, availability, effectiveness and adoption rates of vaccines and treatments, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. Given these uncertainties, we expect the pandemic to continue to have an impact on our business, operations, financial condition, liquidity and results of operations in 2022 and potentially beyond. There can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations in the future. For a discussion of certain risks related to the COVID-19 pandemic, refer to the risk factor titled “We face significant risks related to adverse public health developments, including epidemics and pandemics such as the COVID-19 pandemic” in Part I, Item 1A. Risk Factors herein. For a discussion of the financial impact of the COVID-19 pandemic on our business, operations, financial condition, liquidity and results of operations, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Strategy

The Company’s overall strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis, while maintaining continuing programs of productivity improvement and cost control. Specifically, our business strategy is as follows:

●	Pursue broad market diversification - The Company constantly strives to increase the diversity of its markets, customers, applications and products. Due to the tremendous variety of opportunities in the electronics industry, management believes that it is important to ensure participation wherever significant growth opportunities are available. This diversification positions us to proliferate our technologies across the broadest array of opportunities and reduces our exposure to any particular market, thereby reducing the variability of our financial performance. An overview of the Company’s market and product participation is described under “Markets”.

●	Develop high-technology performance-enhancing solutions - The Company seeks to expand the scope and number of its preferred supplier relationships with customers across its diverse end markets. The Company works closely with its customers at the design stage to create and manufacture innovative solutions. These products generally have higher value-added content than other interconnect, antenna and sensor products, and have been developed across the Company’s markets. The Company is focused on technology leadership in the interconnect areas of radio frequency, power, harsh environment, high-speed and fiber optics, as well as antennas and sensors, as it views these technology areas to be of particular importance to our global customer base.

●	Expand global presence - The Company is continually expanding its global manufacturing, engineering, sales and service operations to better serve its existing customer base, penetrate developing markets and establish new customer relationships. As the Company’s global customers have grown their international operations to access developing world markets and lower manufacturing costs in certain regions, the Company is continuing to expand its international footprint in order to provide real-time capabilities to these customers. The majority of the Company’s international operations have broad capabilities, including new product development. The Company is also able to take advantage of the lower manufacturing costs in some regions, and has established low-cost manufacturing and assembly facilities around the world.

●	Control costs - The Company recognizes the importance in today’s global marketplace of maintaining a competitive cost structure. Innovation, product quality and performance and comprehensive customer service are not mutually exclusive with controlling costs. Controlling costs is part of a mindset. It is having the discipline to invest in programs that have a good return, maintaining a cost structure as flexible as possible to respond to changes in the marketplace, dealing with suppliers and vendors in a fair but prudent way to ensure a reasonable cost for materials and services and creating a mindset where managers manage the Company’s assets as if they were their own. This mindset was particularly important in 2021, as inflationary pressures and supply chain challenges accelerated.

●	Pursue strategic acquisitions and investments - The Company believes that the industry in which it operates is highly fragmented and continues to provide significant opportunities for strategic acquisitions. Accordingly, we continue to pursue acquisitions of high potential companies with strong management teams that complement our existing business while further expanding our product lines, technological capabilities and geographic presence. Furthermore, we seek to enhance the performance of acquired companies by leveraging Amphenol’s position with customers across our diverse end markets, our leading technologies and our access to low-cost manufacturing around the world. In 2021, the Company invested approximately $1.5 billion (net of the proceeds received from the divestiture of MTS Systems Corporation’s (“MTS”) Test & Simulation business in December 2021) to fund seven acquisitions, including the acquisitions of MTS’s Sensors business in April 2021 and Halo Technology Limited (“Halo”) in December 2021. In 2020, the Company invested approximately $50 million to fund two acquisitions. Our acquisitions in 2021 and 2020 have strengthened our customer base and product offerings in many of our end markets.

●	Foster collaborative, entrepreneurial management - Amphenol’s management system is designed to provide clear income statement and balance sheet responsibility in a flat organizational structure. Each general manager is incented to grow and develop his or her business and to think entrepreneurially in providing innovative, timely and cost-effective solutions to customer needs. In addition, Amphenol’s general managers have access to the resources of the larger organization and are encouraged to work collaboratively with their peers throughout the Company to meet the needs of the expanding marketplace and to achieve common goals. As the Company has grown, we have preserved this unique culture of entrepreneurship by ensuring that our executive organization can effectively drive the performance of and collaboration among our global general managers. The alignment of the Company’s businesses into three newly formed Divisions, which will represent the newly formed reportable segments effective January 1, 2022, is another step in enhancing the scalability of the Company’s entrepreneurial organization.

Markets

The Company sells products to customers in a diversified set of end markets. For a discussion of certain risks related to the Company’s markets, refer to the subsection titled “Risks related to our end markets” included in Part I, Item 1A. Risk Factors herein.

Automotive - Amphenol is a leading supplier of advanced interconnect systems, sensors and antennas for a growing array of automotive applications. In addition, Amphenol has developed advanced technology solutions for hybrid and electric vehicles and is working with leading global customers to proliferate these advanced interconnect products into next-generation automobiles. Sales into the automotive market represented approximately 20% of the Company’s net sales in 2021, with sales into the following primary end applications:

●	antennas
●	charging stations
●	electric vehicles
●	engine management and control
●	exhaust monitoring and cleaning
●	hybrid vehicles
●	infotainment and communications
●	lighting
●	passenger connectivity
●	power management
●	safety and security systems
●	sensing systems
●	telematics systems
●	transmission systems

Broadband Communications - Amphenol is a world leader in broadband communication products for cable, satellite and telecommunications-based video and data networks, with industry-leading engineering, design and manufacturing expertise. The Company offers a wide range of products to service the broadband market, including customer premises and distribution cable, connectors and value-add interconnect products, passive components, active and passive fiber optic interconnect components, as well as interconnect products integrated into headend equipment. Sales into the broadband communications market represented approximately 4% of the Company’s net sales in 2021, with sales into the following primary end applications:

●	cable, satellite and telecommunications networks
●	customer premises equipment
●	high-speed internet hardware
●	network switching equipment
●	satellite interface devices
●	set-top boxes

Commercial Aerospace - Amphenol is a leading provider of high-performance interconnect systems and components to the commercial aerospace market. In addition to connector and interconnect assembly products, the Company also provides rigid and flexible printed circuits, high-technology cable management products as well as sensors. Our products are specifically designed to operate in the harsh environments of commercial aerospace, while also providing substantial weight reduction, simplified installation and/or minimal maintenance. Sales into the commercial aerospace market represented approximately 2% of the Company’s net sales in 2021, with sales into the following primary end applications:

●	aircraft and airframe power distribution
●	avionics
●	controls and instrumentation
●	engines
●	in-flight entertainment
●	in-flight internet connectivity
●	lighting and control systems
●	wire bundling and cable management

Industrial - Amphenol is a technology leader in the design, manufacture and supply of high-performance interconnect systems, sensors and antennas for a broad range of industrial applications. Amphenol’s core competencies include application-specific industrial interconnect solutions utilizing integrated assemblies, including with both cable and flexible printed circuits, as well as high-power interconnects requiring advanced engineering and system integration. In particular, our innovative solutions facilitate the increasing demands of embedded computing, power distribution and electrification within industrial applications. Sales into the industrial market represented approximately 25% of the Company’s net sales in 2021, with sales into the following primary end applications:

●	agriculture equipment
●	alternative and traditional energy generation
●	batteries and hybrid drive systems
●	entertainment
●	factory and machine tool automation
●	heavy equipment
●	instrumentation
●	internet of things
●	LED lighting
●	marine
●	medical equipment
●	oil and gas
●	power distribution
●	public safety
●	rail mass transit
●	smart manufacturing
●	transportation

Information Technology and Data Communications - Amphenol is a global provider of interconnect solutions to designers, manufacturers and operators of internet-enabling systems. With our industry-leading high-speed, power and active and passive fiber optic interconnect technologies, together with superior simulation and testing capability and cost effectiveness, Amphenol is a market leader in interconnect development for the information technology (“IT”) and datacom market. Whether industry standard or application-specific designs are required, Amphenol provides customers with products that enable performance at the leading edge of next-generation, high-speed, power and fiber optic technologies. Sales into the IT and datacom market represented approximately 21% of the Company’s net sales in 2021, with sales into the following primary end applications:

●	cloud computing and data centers
●	gaming systems
●	internet appliances
●	networking equipment
●	servers
●	storage systems
●	transmission
●	web service providers

Military - Amphenol is a world leader in the design, manufacture and supply of high-performance interconnect systems for harsh environment military applications. Such products require superior performance and reliability under conditions of stress and in hostile environments such as vibration, pressure, humidity, radiation and rapid and severe temperature changes. Amphenol provides an unparalleled product breadth, from military specification connectors to customized high-speed board level interconnects; from flexible to rigid printed circuit boards; from backplane systems to completely integrated assemblies; and from sensors to sensor-based systems. Amphenol is a technology leader, participating in major programs from the earliest inception across each phase of the production cycle. Sales into the military market represented approximately 11% of the Company’s net sales in 2021, with sales into the following primary end applications:

●	avionics
●	communications
●	engines
●	ground vehicles and tanks
●	homeland security
●	naval
●	ordnance and missile systems
●	radar systems
●	rotorcraft
●	satellite and space programs
●	unmanned aerial vehicles

Mobile Devices - Amphenol designs and manufactures an extensive range of interconnect products, antennas and electromechanical components found in a wide array of mobile computing devices. Amphenol’s capability for high-volume production of these technically demanding, miniaturized products, combined with our speed of new product introduction, are critical drivers of the Company’s long-term success in this market. Sales into the mobile devices market represented approximately 12% of the Company’s net sales in 2021, with sales into the following primary end applications:

●	consumer electronics
●	mobile and smart phones, including accessories
●	mobile computing devices, including laptops, tablets and e-readers
●	production-related products
●	wearable and hearable devices

Mobile Networks - Amphenol is a leading global interconnect solutions provider to the mobile networks market and offers a wide product portfolio, including antennas, connectors and interconnect systems. The Company’s products are used in current and next generation wireless communications standards, including in 5G networks. In addition, the Company works with service providers around the world to offer an array of antennas and installation-related site solution interconnect products. Sales into the mobile networks market represented approximately 5% of the Company’s net sales in 2021, with sales into the following primary end applications:

●	antenna systems
●	base stations
●	core network controllers
●	distributed antenna systems (DAS)
●	mobile switches
●	radio links
●	small cells

Customers and Geographies

The Company manufactures and sells a broad portfolio of products on a global basis to customers in a wide variety of industries. Our customers include many of the leaders in their respective industries, and our relationships with them typically date back many years. We believe that our diversified customer base provides us with the opportunity to leverage our skills and experience across markets and reduces our exposure to particular end markets. Additionally, we believe that the diversity of our customer base is an important asset of the Company.

A trend among customers has been to consolidate their lists of qualified suppliers to companies that have the ability to meet certain technical, quality, delivery and other standards while maintaining competitive prices. The Company has positioned its global resources to compete effectively in this environment. As an industry leader, the Company has established close working relationships with many of its customers on a global basis. These relationships allow the Company to better anticipate and respond to these customer needs when designing new products and new technical solutions. By working with customers to develop new products and technologies, the Company is able to identify and act on trends and leverage knowledge about next-generation technology across our portfolio of products. In addition, the Company has concentrated its efforts on service, procurement and manufacturing improvements designed to increase product quality and performance and lower product lead-time and cost. For a discussion of certain risks related to the Company’s sales, refer to the subsection titled “Risks related to our end markets” included in Part I, Item 1A. Risk Factors herein.

The Company’s products are sold to thousands of original equipment manufacturers (“OEMs”) in numerous countries throughout the world. The Company’s products are also sold to electronic manufacturing services (“EMS”) companies, to original design manufacturers (“ODMs”) and to service providers, including telecommunications network service providers and web service providers. No single customer accounted for 10% or more of the Company’s net sales for the year ended December 31, 2021. During the year ended December 31, 2020, aggregate sales to the Company’s largest customer accounted for approximately 11% of our net sales.

The Company sells its products through its own global sales force, independent representatives and a global network of electronics distributors. The Company’s sales to distributors represented approximately 17% and 16% of the Company’s net sales in 2021 and 2020, respectively. In addition to product design teams and collaborative initiatives with customers, the Company uses key account managers to manage certain customer relationships on a global basis so that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

Manufacturing

The Company is a global manufacturer employing advanced manufacturing processes including molding, stamping, plating, turning, computer numerical control (“CNC”) machining, 3D printing, extruding, die casting and assembly operations and proprietary process technology for specialty and coaxial cable production, antenna and sensor fabrication. Outsourcing of certain manufacturing processes is used when cost-effective. Substantially all of the Company’s manufacturing facilities operate under certification to management system standards of globally recognized, industry certification organizations. Our facilities are primarily certified to quality management systems, primarily ISO9001, but also may include ISO13485, AS9100, and IATF16949. In addition, approximately half of our facilities are also certified to environmental or occupational health and safety management systems, including ISO14001 and ISO45001.

The Company’s manufacturing facilities are generally vertically integrated operations from the initial design stage through final design and manufacturing. The Company designs, manufactures and assembles its products at facilities in approximately 40 countries around the world. Our global coverage positions us near many of our customers’ locations and allows us to assist them in consolidating their supply base and lowering their production and logistics costs. In addition, the Company generally relies on local general management in every region, which we believe creates a strong degree of organizational stability and operational agility, as well as a deeper understanding of local markets. We believe our balanced geographic distribution lowers our exposure to particular geographies. In particular, during the COVID-19 pandemic, we were generally able to support our customers even if pandemic-related restrictions were adopted in any given country. The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

The Company employs a global manufacturing strategy to ensure proximity and reliable service to customers, while also lowering production and logistics costs. The Company’s strategy is to maintain strong cost controls in its manufacturing and assembly operations. The Company is continually evaluating and adjusting its expense levels and workforce to reflect current business conditions and attempting to maximize operating profitability as well as the return on capital investments. The Company sources its products on a worldwide basis. To better serve certain high-volume customers, the Company has established certain facilities near these major customers. The Company seeks to position its manufacturing and assembly facilities in order to serve local markets while coordinating, as appropriate, product design and manufacturing responsibility with the Company’s other operations around the world. For a discussion of certain risks related to the Company’s foreign operations, refer to the subsection titled “Risks related to our global operations” included in Part I, Item 1A. Risk Factors herein.

Research and Development

The Company’s product development strategy is to rely on product design teams at each of our operating units around the world working collaboratively with customers, which often results in the Company obtaining approved vendor status for its customers’ new products and programs. The Company generally focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one- to three-year period. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. At the end of 2021, our research, development, and engineering efforts, which relate to the creation of new and improved products and processes, were supported by approximately 3,500 of our employees and were performed primarily by individual operating units focused on specific markets and product technologies.

Intellectual Property

Patents and other proprietary rights are important to our business. We own a significant portfolio of patents that principally relate to mechanical, electrical, optical and electronic features of connector, antenna and sensor products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon the laws of various jurisdictions and the use of the trademarks.

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

From time to time, the Company is involved in disputes with third parties regarding the Company’s or such third party’s intellectual property assets, particularly patents. While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position or our operations are dependent upon or would be materially impacted by the loss of any single patent or group of related patents, or by a third party’s successful enforcement of its patents against us or any of our products. For a discussion of certain risks related to the Company’s intellectual property, refer to the risk factor titled “We may experience difficulties in enforcing our intellectual property rights, which could result in loss of market share, and we may be subject to claims of infringement of the intellectual property rights of others” in Part I, Item 1A. Risk Factors herein.

Raw Materials

The Company purchases a wide variety of raw materials for the manufacture of its products, including (i) precious metals such as gold, silver and palladium, (ii) aluminum, steel, copper, titanium and metal alloy products and (iii) plastic materials. The Company also purchases a wide variety of mechanical and electronic components for the manufacturing of its products. Such raw materials and components are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is generally not dependent upon any one source for raw materials or components or, if one source is used, the Company generally attempts to protect itself through long-term supply agreements. From time to time, the Company may encounter difficulties in obtaining certain raw materials or components necessary for production due to supply chain constraints and logistical challenges, which may also negatively impact the pricing of materials and components sourced or used by the Company. While the Company does not currently anticipate any significant, broad-based difficulties in obtaining raw materials or components necessary for production, beginning in 2021 and into 2022, there have been supply chain and logistical challenges that have impacted the global economy, including our Company, and have caused supply constraints and commodity price increases on certain raw materials and components used by the Company in production, as well as lower availability of, and increased prices for, freight and logistics, including air, sea and ground freight. Consequently, the Company may experience supply shortages for discrete raw materials or components in the future, which could be further exacerbated by increased commodity prices and additional inflation. For a discussion of certain risks related to the availability of and dependence on raw materials and components, refer to the risk factor titled “The Company and certain of its suppliers and customers are experiencing difficulties obtaining certain raw materials and components, and the cost of most of the Company’s raw materials and components is increasing” in Part I, Item 1A. Risk Factors herein. Information regarding our obligations related to commitments to purchase certain goods and services is disclosed in Note 15 of the Notes to Consolidated Financial Statements.

Competition

The Company encounters competition in substantially all areas of its business. The Company competes primarily on the basis of technology innovation, product quality and performance, price, customer service and delivery time. Primary competitors include Aptiv, Belden, Carlisle, Commscope, Eaton, Foxconn, Hirose, HUBER+SUHNER, ICT Luxshare, JAE, Jonhon, JST, Molex, Radiall, Rosenberger, Sensata, TE Connectivity, Yazaki and 3M, among others. In addition, the Company competes with a large number of smaller companies who compete in specific geographies, markets or products. For a discussion of certain risks related to competition, refer to the risk factor titled “The Company encounters competition in substantially all areas of our business” in Part I, Item 1A. Risk Factors herein.

Backlog and Seasonality

The Company estimates that its backlog of unfilled firm orders as of December 31, 2021 was approximately $3.809 billion compared with backlog of approximately $2.380 billion as of December 31, 2020. The increase in the Company’s backlog was related to the significant sales increase, the addition of seven acquired companies, as well as the impact of certain customers placing longer lead-time orders due to the wide array of supply chain constraints occurring in many industries in 2021. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may generally be cancelled prior to shipment of goods. It is expected that all or a substantial portion of the backlog will be filled within the next 12 months. Significant elements of the Company’s business, such as sales to the communications-related markets (including wireless communications, information technology and data communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand. Generally, the Company does not experience significant seasonality in its business, although historically, the strongest quarters have typically been the last two quarters of our fiscal year.

Sustainability

At Amphenol, we believe that making sustainable business choices, building strong relationships with our stakeholders and engaging in good corporate governance create long-term value for our Company. Whether through minimizing our and our partners’ environmental footprint, following humane labor practices, supporting the development and diversity of our global team, ensuring the strength and integrity of our supply chain or giving back to our communities, we have always believed that it is not just good stewardship, but good business to focus on the long-term sustainability of Amphenol. Throughout Amphenol, we have a shared commitment to create life-changing innovations and products which enable technologies that improve the lives of people around the world, all while supporting the well-being of our employees and communities and doing our part to sustain the precious health of our planet.

Our latest 2020 Sustainability Report is available at https://amphenol.com/sustainability. This report discusses our approach and progress on the environmental, social and governance (“ESG”) issues most significant to our business, including ESG-related strategies, programs, goals and metrics that demonstrate our commitment to all of our stakeholders. Information included in our 2020 Sustainability Report is not incorporated by reference in, and does not form part of, this Annual Report. Our 2021 Sustainability Report is expected to be released during the second quarter of 2022.

Human Capital Management and Our Culture

The Company’s success is closely tied to the capability, adaptability and accountability of our diverse, global organization. One of the key components of our business strategy is the fostering of a collaborative and entrepreneurial management culture. Each of our general managers operates in a flat organizational structure and is incented to grow and develop their business, with the support of the resources of the larger organization. We believe this structure, with approximately 130 general managers running unique, independent businesses, creates an environment and culture where each of our general managers has a more direct link to the success of their individual businesses and a more personal connection to the employees they oversee and the communities in which they operate.

As of December 31, 2021, the Company had approximately 90,000 employees worldwide, of which approximately 10,000 are located in the United States. Approximately 10% of Amphenol’s U.S. workforce is represented by an independent trade union or covered by collective bargaining. The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Governance and Culture – Our Board of Directors (the “Board”) is actively involved in overseeing the Company’s employee-related strategies and practices as well as the Company’s culture and ESG initiatives. This oversight is conducted both directly and through certain of the Board’s committees. At each of its regularly scheduled quarterly meetings, the Board reviews changes in key personnel and, multiple times a year, meets with management to discuss various human resources related topics, including talent development, succession planning, diversity, equity and inclusion initiatives, compensation and culture. We believe the Company’s culture has been a critical component of the Company’s success and reinforcing that culture is a key responsibility of our executive management.

Diversity, Equity and Inclusion – Amphenol is committed to workplace diversity and fostering a culture of equity, inclusion and belonging across our organization. Our business spans the globe and the employees in our facilities reflect the diversity of our geographic footprint. At Amphenol, we promote and maintain a culture of respect and appreciation of differences in our employees. The Company generally relies on local general management in every region, which we believe creates a strong degree of organizational stability and a deep commitment to our people and the local community. A key hallmark of our structure is our entrepreneurial culture that creates clear accountability for each of our general managers, who are our key business leaders. Our core management team is comprised of these general managers, as well as their controllers and our executive team. Women represented 28% of this core management team at the end of 2021. Of our total employees worldwide, approximately half are women.

Health, Safety and Well-being – We believe that the protection of our employees is a moral obligation. In addition, the safety and well-being of our employees is critical to the successful operation of our business. Our health and safety activities are overseen by our corporate environmental, health, safety and sustainability leadership team and are managed by our local teams, who coordinate on-site safety programs, resources, reporting and training in our facilities. We believe that this model of coaching and tracking at the corporate level, but administering at the facility level, has allowed us to provide training and supervision that better fits the local needs of each of our workforces. Throughout the ongoing COVID-19 pandemic, we have taken significant actions to protect the physical and mental health and well-being of our employees throughout the world, including, in particular, those employees who work in our factories. These actions have included adopting mask requirements, creating social distancing in our factories, upgrading air handling systems to install anti-viral filtration systems, as well as encouraging, enabling and, in certain geographies, requiring employees to be vaccinated against COVID-19. During more significant localized outbreaks of COVID-19, we have also enabled and encouraged certain employees to work from home, when possible and appropriate, and have taken an integrated approach to helping our employees optimally manage their work and personal responsibilities.

Compensation and Benefits – The Company is focused on providing our employees around the world equitable and competitive compensation and benefits. In the U.S., in addition to competitive compensation, the Company maintains various employee benefits such as health and related insurance, retirement savings programs and health savings and flexible spending accounts. Outside the U.S., we maintain compensation and other benefits competitive with local market conditions.

Community and Social Impact – Amphenol recognizes that we have a responsibility to be a positive influence in the communities in which we operate around the world. Most of our community outreach is organized by our local management teams, which helps ensure that our efforts are working in support of the local communities in which our employees live and work. Our local teams are actively supporting their communities in a variety of ways including: school supply drives, local blood drives, mentoring of at-risk students, community clean-up events, local tree planting, holiday-giving events and food delivery services to immobile individuals. Throughout the COVID-19 pandemic, many of our local teams have worked to support their communities through the purchase and donation of supplies and equipment, as well as financial support of local health care institutions.

Cybersecurity

In an effort to reduce the likelihood and severity of cyber intrusions, the Company has a comprehensive and evolving cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of our data and systems. We regularly perform risk assessments and penetration tests relating to cybersecurity and technology risks. We also conduct regular workforce training to instruct employees how to better identify cybersecurity concerns and to avoid actions that might inadvertently allow outsiders to access our systems. We install and regularly update our next-generation end point protection software on our company-managed systems and workstations in an effort to detect and prevent malicious code from impacting our systems. The Company’s annual internal audits also include procedures performed on our control environment including our information security systems. Our Board of Directors maintains oversight responsibility relating to our information security and cybersecurity program, with assistance from the Audit Committee of the Board. At least annually, our senior leadership team (including the leaders of our Information Technology and Internal Audit teams) provides an overview of our information security and cybersecurity program to the full Board. In addition, the Company maintains standard cybersecurity insurance. During the last three years, we have not experienced a material security breach and, as a result, we have not incurred any material expenses from such a breach. Furthermore, during such time, we have not been penalized or paid any amount under any information security breach settlement.

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For more information on certain environmental matters, refer to Note 15 of the Notes to Consolidated Financial Statements. For a discussion of certain risks related to environmental matters, refer to the risk factor titled “The Company is subject to environmental laws and regulations that could adversely affect our business” in Part I, Item 1A. Risk Factors herein.

Available Information

The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including Amphenol, that file with the SEC. Any such documents that the Company files with the SEC can be obtained by the public on the SEC’s website at http://www.sec.gov. This Annual Report and all of the Company’s other filings with the SEC, such as quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are also available to view, free of charge, on the Company’s website, www.amphenol.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Also included on the Company’s website are press releases and other information about the Company’s financial results and performance, and information regarding environmental, social and corporate governance matters, among other information. Copies of this Annual Report are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492. The information on our website is not incorporated by reference in this Annual Report.

Item 1A. Risk Factors

The Company’s business, operations, financial condition, liquidity, results of operations and stock price can be negatively affected by many risk factors. Investors should carefully consider the risks described below and all other information in this Annual Report. The Company’s past financial performance, including historical trends, should not be considered a reliable indicator of future performance. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that we currently consider immaterial may materialize and impair the Company’s business, operations, financial condition, liquidity, results of operations and/or stock price. In addition to the risk factor included below related to adverse public health developments and, in particular, the ongoing COVID-19 pandemic and its effects on public health and the global economy, the Company also notes that the effects of the pandemic have and may continue to exacerbate the risks detailed in many of the other risk factors described below.

If actions taken by management to limit, monitor or control enterprise risk exposures are not successful, the Company’s business, operations, financial condition, liquidity and results of operations could be materially adversely affected. In such case, the trading price of the Company’s Common Stock and debt securities could decline and investors may lose all or part of their investment.

Risks related to our global operations

The Company is exposed to political, economic, military and other risks related to operating in countries outside the United States, and changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond the Company’s control may adversely impact our business and operating results.

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. During 2021, non-U.S. markets constituted approximately 71% of the Company’s net sales, with China constituting approximately 28% of the Company’s net sales. The Company employs approximately 90% of its workforce outside the United States. The Company’s customers are located throughout the world and the Company has many manufacturing, administrative and sales facilities outside the United States.

In recent years, the U.S. government has enacted new laws and taken actions that directly affect our business in China. For example, during the last few years, the U.S. Department of Commerce has added a number of Chinese-based companies to its “Entity List”, including existing customers of the Company. More recently, the U.S. government enacted the Uyghur Forced Labor Prevention Act, which bars the importation into the United States of products made from forced labor in the Xinjiang region of China. The Chinese government could also enact laws and take actions that affect our business in China. We cannot predict what additional laws or actions may be taken by the U.S. or Chinese governments, but any such actions could have a material adverse effect on our business.

In addition to the new laws outlined above, during the last few years there have also been significant changes to U.S. trade policies, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting China. These changes have, in certain cases, increased our costs of doing business. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets, and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets. Other countries where we operate or sell our products have changed, and may continue to change, their own policies on trade as well as business and foreign investment in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

In addition to the risks noted above, a number of other legal, economic and geopolitical factors both in the United States and abroad could have a material adverse effect on the Company’s business, operations, financial condition, liquidity and/or results of operations, such as:

●	a global or regional economic slowdown in any of the Company’s market segments;
●	postponement of customer spending, in response to tighter credit, financial market volatility and other global economic factors;
●	effects of significant changes in economic, monetary and/or fiscal policies in the United States and/or abroad including significant income tax changes, currency fluctuations and inflationary pressures;

●	intergovernmental conflicts or actions, including but not limited to armed conflict, trade wars, cyberattacks and acts of terrorism or war;
●	employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which the Company currently operates;
●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	difficulties protecting intellectual property;
●	longer payment cycles;
●	changes in exchange control regulations, including any government actions that prohibit, limit or increase the cost of paying a dividend or otherwise moving cash between the Company’s subsidiaries located in different countries;
●	credit risks and other challenges in collecting accounts receivable;
●	changes in assumptions, such as discount rates, along with lower than expected investment returns and performance related to the Company’s benefit plans; and
●	the impact of each of the foregoing on outsourcing and procurement arrangements.

We face significant risks related to adverse public health developments, including epidemics and pandemics such as the COVID-19 pandemic.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations. For example, the COVID-19 pandemic has affected our offices and manufacturing facilities throughout the world, as well as the facilities of our suppliers, customers and our customers’ contract manufacturers. The COVID-19 pandemic caused widespread disruptions to our Company during the first half of 2020, and to a lesser extent, those disruptions continued during the second half of 2020 and throughout all of 2021. As of December 31, 2021, we continue to experience some disruptions, and at a minimum, particularly given the surge of cases resulting from the Omicron variant, we expect those disruptions to continue into 2022 and potentially beyond. These disruptions have included and may continue to include government regulations that inhibit our ability to operate certain of our facilities in the ordinary course, travel restrictions, supplier constraints, supply-chain interruptions, logistics challenges and limitations, labor disruptions and reduced demand from certain customers. During 2021 and into 2022, there have been resurgences in COVID-19 cases in several regions around the world, particularly related to new variant strains, including Delta and Omicron. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the impact of the recent resurgence of the crisis due to the Omicron variant, as well as any additional future resurgences from known or new variants, future government regulations and actions in response to the crisis, the timing, availability, effectiveness and adoption rates of vaccines and treatments, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. Given these uncertainties, we expect the pandemic to continue to have an impact on our business, operations, financial condition, liquidity and results of operations in 2022 and potentially beyond. There can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations in the future.

In addition, the COVID-19 pandemic has and continues to increase the likelihood and potential severity of other risks (some discussed separately within this Item 1A. Risk Factors), including but not limited to, the following:

●	Increased consumer demand, product shortages and supply chain and logistics challenges have caused, and may continue to result in, significant inflationary pressures that have and may continue to increase the Company’s costs of doing business.

●	Our efforts to comply with any legally required vaccine mandates amongst some or all of our employees, could lead to increased labor attrition, along with potential difficulties in attracting and recruiting personnel, which could have a negative impact on our business and operations. In addition, employees in certain geographies could choose to take legal action against the Company if we institute vaccine mandates.

●	A scarcity of resources or other hardships caused by the COVID-19 pandemic may result in increased nationalism, protectionism and political tensions which may cause governments and/or other entities to take actions that may have a significant negative impact on the ability of the Company, its suppliers and its customers to conduct business.

●	Certain subsets of our employee population continue to work in a “hybrid” or remote work environment in an effort to mitigate the spread of COVID-19. This change may exacerbate certain risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.

●	Travel restrictions to certain countries, especially China, have limited our executive management’s ability to visit certain operations during the last two years and such restrictions could remain in place for all of 2022 and beyond.

●	If the financial performance of our businesses were to decline significantly as a result of the COVID-19 pandemic, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets.

●	If there is a general market downturn and continued high degree of volatility in the financial markets, we may experience a material re-valuation of, for example, our pension assets and obligations.

The Company and certain of its suppliers and customers are experiencing difficulties obtaining certain raw materials and components, and the cost of most of the Company’s raw materials and components is increasing.

The Company uses basic materials like aluminum, steel, copper, titanium, metal alloys, gold, silver, palladium and plastic resins in its manufacturing processes as well as a variety of components and relies on third-party suppliers to secure these materials and components. The COVID-19 pandemic initially disrupted the supply of such raw materials and components, primarily in the first half of 2020. However, more recently, in 2021 and the first quarter of 2022, we, along with many of our suppliers and customers, have experienced widespread supply chain disruptions that have resulted in significant cost increases across certain raw materials and components as well as some supply shortages, that collectively have had an adverse impact on our business and operating results. For example, the recent market shortage of semiconductors has caused disruptions, from both a supply and pricing standpoint, in some of the markets we serve, in particular, the automotive market. Recent inflationary pressures have been exacerbated by the lower availability of, and increased prices for, freight and logistics, including air, sea and ground freight. In addition, the Company may not be able to pass along increased raw material or component prices to its customers. While the Company has taken and continues to take measures to procure and obtain sufficient quantities of raw materials and components at acceptable prices from our suppliers, there can be no assurance that the Company will be able to continue to do so. Accordingly, any future delays, disruptions, and supply and pricing risks, such as the ongoing supply chain challenges and disruptions that we expect to continue during 2022, could affect our ability to meet customer demand for our products, which could have an adverse effect on our business, results of operations and financial condition.

In limited instances we depend on a single source of supply or participate in commodity markets that may be served by a limited number of suppliers. Delays in obtaining supplies may result from a number of factors affecting our suppliers, and any delay could impair our ability to deliver products to our customers. The cost and availability of raw materials may fluctuate significantly due to external factors including, but not limited to, product scarcity, disruptions caused by climate change and adverse weather conditions, commodity market fluctuations, currency fluctuations, governmental policies and regulations such as trade tariffs, as well as pandemics and epidemics (such as, but not limited to, the COVID-19 pandemic), which may, in turn, negatively impact our results of operations and financial condition.

The Company may be negatively impacted by extreme weather conditions and natural catastrophic events, including those caused by climate change and global warming.

From time to time, extreme weather conditions and natural disasters have negatively impacted and may continue to negatively impact our operations, as well as the operations of our suppliers, vendors, customers and distributors. Such extreme weather conditions and natural disasters including, but not limited to, earthquakes, fires, floods, hurricanes, tornadoes, and stronger and longer-lasting weather patterns, and their consequences and effects have, in the past, temporarily disrupted our business operations both in the United States and abroad. These events could cause some of the Company’s operations to suffer from supply chain disruptions and potential delays in fulfilling customer orders or order cancellations altogether, lost future business and sales, and/or damage to our property or harm to our people, each and all of which could have an adverse effect on our business, operations, financial condition and results of operations.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions and our business reputation and financial results may be impaired by improper conduct by any of our employees, customers, suppliers, distributors or any other business partners.

Doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various foreign jurisdictions, and our failure to comply with these rules and regulations may expose us to significant liabilities. These laws and regulations may apply to companies, individual directors, officers, employees, subcontractors and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. In addition, some of the foreign locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating U.S. and foreign anti-corruption laws.

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

The Company conducts business in many foreign currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies, including possible foreign currency restrictions and/or devaluations. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins and equity. The Company manages currency exposure risk in a number of ways, including producing its products in the same country or region in which the products are sold (thereby generating revenues and incurring expenses in the same currency), cost reduction and pricing actions, working capital management and hedging contracts. However, there can be no assurance that these actions will be fully effective in managing currency risk, including in the event of a significant and sudden decline in the value of any of the foreign currencies of the Company’s worldwide operations, which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is dependent on attracting, recruiting, hiring and retaining skilled employees, including as part of our various management teams.

Our performance is dependent on our ability to attract, recruit, hire and retain skilled personnel, including our executive and management teams. Given the current inflationary wage environment and strong demand for skilled labor in many of the countries and regions in which we operate, the ability to identify and attract new talent, as well as retain existing talent, may prove to be difficult. It is possible that the current labor market could have an adverse effect on our ability to attract, recruit, hire and retain skilled employees, which in turn, could have an adverse effect on the Company’s business, financial condition and results of operations. In particular, as a result of the COVID-19 pandemic, many workers around the world have re-assessed their career plans and priorities, which could lead to increased difficulty of the Company in retaining its experienced team members.

Risks related to our end markets

The Company is dependent on the communications industry, including information technology and data communications, wireless communications and broadband communications.

Approximately 42% of the Company’s 2021 net sales came from sales to the communications industry, including information technology and data communication, wireless communications and broadband communications, with 12% of the Company’s 2021 net sales coming from sales to the mobile devices market. Demand for these products is subject to rapid technological change. In addition, these markets are dominated by several large manufacturers and operators who regularly exert significant pressure on their suppliers, including the Company. Furthermore, a trend among customers has been to consolidate their lists of qualified suppliers to companies that have the ability to meet certain technical, quality, delivery and other standards while maintaining competitive prices. There can be no assurance that the Company will be able to meet these standards or maintain competitive pricing and therefore continue to compete successfully in the communications industry. The Company’s failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 4% and 5% of the Company’s 2021 net sales came from sales to the broadband communications and mobile networks markets, respectively. Demand for the Company’s products in these markets depends primarily on capital spending by operators for constructing, rebuilding or upgrading their systems. The amount of this capital spending and, therefore, the Company’s sales and profitability could be affected by a variety of factors, including general economic conditions, consolidation within the communications industry, the financial condition of operators and their access to financing, competition, technological developments, new legislation and regulation of operators. There can be no assurance that existing levels of capital spending will continue or that spending will not decrease.

Changes in defense expenditures may reduce the Company’s sales.

Approximately 11% of the Company’s 2021 net sales came from sales to the military market. The Company participates in a broad spectrum of defense programs. The Company’s military sales are generally to contractors and subcontractors of the U.S. or foreign governments or to distributors that in turn sell to the contractors and subcontractors. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments. A significant decline in U.S. or foreign government defense expenditures could have an adverse effect on the Company’s business, financial condition and results of operations. U.S. and foreign government expenditures are also subject to political and budgetary fluctuations and constraints, which may result in significant unexpected changes in levels of demand for our products.

The Company encounters competition in substantially all areas of our business.

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

The Company has completed a number of acquisitions in recent years, including seven in 2021. The Company anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy. From time to time, the Company experiences difficulty and unanticipated expenses associated with purchasing and integrating acquisitions, and acquisitions do not always perform and deliver the financial benefits expected. The Company has also experienced challenges at times following the acquisition of a new company or business, including but not limited to: managing the operations, manufacturing facilities and technology; maintaining and increasing the customer base; or retaining key employees, suppliers and distributors. In certain limited cases, the Company has pursued indemnification claims against the seller or sellers of an acquired business for pre-acquisition liabilities, breaches of representations, warranties or covenants or for other reasons provided for in the relevant acquisition agreement. To the extent we pursue indemnification claims against the seller or sellers of any acquired business, such seller or sellers may successfully contest such claims, such seller or sellers may not have the financial capacity to compensate us for such claims or such claims may otherwise be difficult or impractical to enforce. We cannot predict or guarantee whether and to what extent anticipated cost savings, benefits and growth prospects will be achieved from recent or future acquisitions.

The Company may in the future incur goodwill and other intangible asset impairment charges.

On December 31, 2021, the total assets of the Company were $14.7 billion, which included $6.4 billion of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired) and $756.9 million of other intangible assets, net. The Company performs annual evaluations (or more frequently, if necessary) for the potential impairment of the carrying value of goodwill and other intangible assets. Such evaluations to date have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill and other intangible assets. Furthermore, we cannot provide assurance that impairment charges in the future will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

Risks related to our liquidity and capital resources

The Company’s credit agreement contains certain covenants, which if breached, could have a material adverse effect on the Company.

The second amended and restated credit agreement that governs our $2.5 billion unsecured credit facility (the “Revolving Credit Facility”), which also backstops the Company’s U.S. commercial paper program (“U.S. Commercial Paper Program”) and Euro commercial paper program (“Euro Commercial Paper Program”), contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. Although the Company believes none of these covenants is presently restrictive to the Company’s operations, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility. Upon the occurrence of an event of default under the Revolving Credit Facility, the lenders could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable which could result in the acceleration of certain of the Company’s other indebtedness and the Company not having sufficient assets to repay the Revolving Credit Facility and such other indebtedness. As of December 31, 2021, the Company had approximately $795.2 million of outstanding borrowings under the U.S. Commercial Paper Program, and no outstanding borrowings under the Revolving Credit Facility and Euro Commercial Paper Program.

The Company relies on the global capital markets, and an inability to access those markets on favorable terms could adversely affect the Company’s results.

The Company has used the global capital markets to invest in its business and make strategic acquisitions. If general economic and capital market conditions deteriorate significantly, it could impact the Company’s ability to access the capital markets. The capital and credit markets have experienced significant volatility in the past. Market conditions could make it more difficult to access capital to finance capital investments, acquisitions and other initiatives including dividends and share repurchases. As such, this could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition, if the credit rating agencies that rate the Company’s debt were to downgrade the Company’s credit rating, it would likely increase the Company’s cost of capital and make it more difficult for the Company to obtain new financing and access capital markets, which could also have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company’s results may be negatively affected by changing interest rates.

The Company may be subject to interest rate volatility with regard to existing and future issuances of debt. The Company monitors its mix of fixed-rate and variable-rate debt, as well as its mix of short-term and long-term debt. As of December 31, 2021, approximately $804 million, or 17%, of the Company’s outstanding borrowings were subject to floating interest rates and were primarily comprised of borrowings under the U.S. Commercial Paper Program. A 10% change in floating interest rates at December 31, 2021 would not have a material effect on the Company’s interest expense. However, there can be no assurance that interest rates will not change more significantly.

Legal and regulatory risks

Cybersecurity incidents affecting our information technology systems could disrupt business operations or cause the release of highly sensitive confidential information, resulting in adverse impacts to our reputation and operating results and potentially leading to litigation and/or governmental investigations.

Cybersecurity threats, including but not limited to malware, phishing, credential harvesting, ransomware and other increasingly sophisticated attacks, continue to expand and evolve globally, making it difficult to detect and prevent such threats from impacting the Company. Globally, there has been an increased volume of cyber threats and ransomware attempts throughout the COVID-19 pandemic. Ransomware attacks have become easier to execute, and the rise of cryptocurrency has facilitated payments to criminals, making ransomware a more lucrative business. While the Company has been a target of various cybersecurity attacks, including but not limited to ransomware attacks, the impact of such attacks has not been material. Future cybersecurity incidents could lead to unauthorized access to and potentially impair the Company’s information technology systems, products, customers, suppliers and third-party service providers. Cybersecurity incidents could potentially result in the disruption of our business operations and/or misappropriation, destruction or corruption of critical data and confidential or proprietary information. Cybersecurity events could also result in the loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential information. Cybersecurity incidents could also result from unauthorized parties gaining access to our systems or information through fraudulent or other means of deceiving our employees, suppliers or third-party service providers. In addition, the ongoing COVID-19 pandemic may increase our susceptibility to cybersecurity incidents and risks, especially as some of our employees have transitioned and continue to work from home. Despite the Company’s implementation of preventative security measures to prevent, detect, address and mitigate these threats, our infrastructure may still be susceptible to disruptions from cybersecurity incidents, ransomware attacks, security breaches, computer viruses, outages, systems failures, natural disasters, adverse public health developments, or other catastrophic events, any of which could include reputational damage, loss of our intellectual property, release of highly sensitive confidential information, the inability to access critical data, litigation with third parties and/or governmental investigations and fines, among other things, which could have a material adverse effect on our business, financial condition and results of operations.

We and our business partners maintain significant amounts of data electronically in locations around the world.  This data relates to all aspects of our business, including financial information and current and future products under development, and also contains certain customer, supplier, partner and employee data.  We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyberattacks or tampering that could compromise the integrity and privacy of this data or make the data inaccessible to us.  In addition, in certain cases, in order to conduct business, we outsource to third-party business partners.  We generally obtain assurances from those parties that they have systems and processes in place to protect our data, and where applicable, that they will take steps to assure the protection of our data; nonetheless, those partners may also be subject to data intrusion or a cyberattack.  Any compromise of the data could substantially disrupt our operations, harm our customers, employees and other business partners, damage our reputation, violate applicable laws and regulations, and subject us to potentially significant costs and liabilities.

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union's General Data Protection Regulation (“GDPR”), which became effective in May 2018, the state of California’s California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, and more recently in August 2021, the Standing Committee of the National People’s Congress of the People’s Republic of China’s Personal Information Protection Law (“PIPL”), which became effective on November 1, 2021, impose significant requirements and additional obligations for companies on how they collect, process and transfer personal data by enhancing consumer privacy rights and imposing significant fines for non-compliance. The potential for fines and other related costs in the event of a breach of or non-compliance with the GDPR, CCPA, PIPL or other existing or proposed information security or privacy laws and requirements may have an adverse effect on our financial results.

Our business and financial results may be adversely affected by government contracting risks.

We are subject to various laws and regulations applicable to parties doing business with the U.S. and other governments, including laws and regulations governing performance of government contracts, the use and treatment of government furnished property and the nature of materials used in our products. In the U.S., we may be unilaterally suspended or barred from conducting business with the U.S. government or its suppliers (both directly and indirectly), or become subject to fines or other sanctions if we are found to have violated such laws or regulations. As a result of the need to comply with these laws and regulations, we are subject to increased risks of governmental investigations, civil fraud actions, criminal prosecutions, whistleblower lawsuits and other enforcement actions. For example, in August 2018, we received a subpoena from the U.S. Department of Defense, Office of the Inspector General, requesting documents pertaining to certain products manufactured by the Company’s Military and Aerospace Group that are purchased or used by the U.S. government, as noted herein in Item 3. Legal Proceedings and Note 15 of the Notes to Consolidated Financial Statements. The U.S. laws and regulations to which we are subject include, but are not limited to, Export Administration Regulations, the Federal Acquisition Regulation, the False Claims Act, International Traffic in Arms Regulations, regulations from the Bureau of Alcohol, Tobacco and Firearms and the FCPA. We are subject to a wide range of similar laws and regulations in other countries throughout the world. Failure, or the perceived failure, to comply with applicable requirements also could harm our reputation and our ability to compete for future government contracts or sell commercial equivalent products. Any of these outcomes could have a material adverse effect on our business, operations, financial condition, liquidity, and results of operations.

In addition, U.S. government contracts are subject to modification, curtailment or termination by the U.S. government without prior written notice, either for convenience or for default as a result of our failure to perform under the applicable contract. If our contracts are terminated by the U.S. government as a result of our default, we could be liable for additional costs the U.S. government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. We are also prohibited from assigning prime U.S. government contracts without the prior consent of the U.S. government contracting officer. Furthermore, the U.S. government periodically audits our governmental contract costs, which could result in fines, penalties or adjustment of costs and prices under the contracts. Any such fines, penalties or payment adjustments resulting from such audits could adversely affect our reputation, business, operations, financial condition, liquidity, and results of operations.

The Company is subject to governmental export and import controls.

Certain of our products, including purchased components of such products, are subject to export controls and may be exported only with the required export license or through an export license exception. In addition, we are required to comply with certain U.S. and foreign sanctions and embargoes. These laws and regulations are complex, may change frequently and with limited notice, have generally become more stringent over time and have intensified under recent U.S. administrations, especially in light of recent trade tensions with China. For example, in 2019, the U.S. government added certain of the Company’s customers based in China to its “Entity List”, which imposes additional restrictions on sales to such customers. Although such restrictions did not have a material adverse effect on the Company’s business, financial condition and results of operations, the U.S. government has the power to place even greater restrictions on these and other customers, and such restrictions could further limit or prohibit the Company from selling products to such customers. If we were to fail to comply with these restrictions or applicable export licensing, customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines for us, the incarceration of responsible employees and managers, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Changes in fiscal and tax policies, audits and examinations by taxing authorities could impact the Company’s results.

The Company is subject to tax in the U.S. and in numerous foreign jurisdictions. The Company is currently under tax examination in several jurisdictions, and, in addition, new examinations could be initiated by additional tax authorities. As the Company has operations in jurisdictions throughout the world, the risk of tax examinations will continue to occur. The Company’s financial condition, results of operations or cash flows may be materially impacted by the results of these tax examinations.

Any future changes in tax laws, regulations, accounting standards for income taxes and/or other tax guidance, including related interpretations, could materially impact the Company’s current and non-current tax liabilities, along with deferred tax assets and liabilities, and consequently, our financial condition, results of operations or cash flows.

We may experience difficulties in enforcing our intellectual property rights, which could result in loss of market share, and we may be subject to claims of infringement of the intellectual property rights of others.

We rely on patent and trade secret laws, copyright, trademark, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights. Despite our efforts, these protections may be limited and, from time to time, we encounter difficulties in protecting our intellectual property rights, particularly in certain countries outside the U.S. We cannot provide assurance that the patents that we hold or may obtain will provide meaningful protection against our competitors. Changes in laws concerning intellectual property, or the enforcement of such laws, may affect our ability to prevent or address the misappropriation of, or the unauthorized use of, our intellectual property, potentially resulting in loss of market share. Litigation may be necessary to enforce our intellectual property rights. Litigation is inherently uncertain and outcomes are unpredictable. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

The intellectual property rights of others could inhibit our ability to introduce new products. Other companies hold patents on technologies used in our industries and are aggressively seeking to expand, enforce and license their patent portfolios. We periodically receive notices from, or have lawsuits filed against us by, third parties claiming infringement, misappropriation or other misuse of their intellectual property rights and/or breach of our agreements with them. These third parties may include entities that do not have the capabilities to design, manufacture, or distribute products or that acquire intellectual property like patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement and misuse. In addition, some foreign competitors may take advantage of the intellectual property laws in their home countries and the more favorable litigation and regulatory environment to our detriment. Third party claims of infringement may result in loss of revenue, substantial costs, or lead to monetary damages or injunctive relief against us.

The Company is subject to customer claims, litigation and other regulatory or legal proceedings.

The Company is currently engaged in, or subject to, various customer claims, litigation and other regulatory and legal matters and may be subject to additional claims, litigation and other regulatory or legal proceedings in the future. Such matters expose the Company to risks that could be material, including but not limited to, risks related to employment disputes, tax controversies, government investigations, intellectual property infringement, compliance with environmental laws, unfair sales practices, product safety and liability, and product warranty, indemnity and other contract-related claims. These matters may subject the Company to lawsuits, voluntary or forced product recalls, government investigations and criminal liability, including claims for compensatory, punitive or consequential damages, and could result in disruptions to our business and significant legal expenses. These matters could also damage our reputation, harm our relationships with customers or negatively affect product demand.

While the Company does maintain certain insurance coverages that may mitigate losses associated with some of these types of claims and proceedings, the policies may not respond and, where insurance exists, the amount of insurance coverage may not be adequate to cover the total claims and liabilities. In some cases, particularly with respect to product warranty claims from customers, we self-insure against this risk, meaning that any product liability claims will likely have to be paid from Company funds and not by insurance. Any current or future substantial liabilities or regulatory actions could have a material adverse effect on our business, financial condition, cash flows and reputation.

The Company is subject to environmental laws and regulations that could adversely affect our business.

The Company operates in both the United States and various foreign jurisdictions, and we must comply with locally enacted laws and regulations addressing health, safety and environmental matters in such jurisdictions in which we manufacture and/or sell our products. Certain operations of the Company are subject to locally enacted environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company and its operations may be subject to liabilities, regardless of fault, for investigative and/or remediation efforts on such matters that may arise at any of the Company’s former or current properties, either owned or leased. For example, as disclosed in Note 15 of the Notes to Consolidated Financial Statements, the Company was named as one of several defendants in four separate lawsuits filed in the State of Indiana relating to a manufacturing site in Franklin, Indiana where the Company has been conducting an environmental clean-up effort under the direction of the United States Environmental Protection Agency. All the costs incurred by the Company relating to these lawsuits as well as all costs associated with the clean-up effort at the manufacturing site have been reimbursed by the former owner pursuant to an indemnification agreement entered into in connection with the acquisition of the manufacturing site as part of a larger acquisition that led to the establishment of the Company’s business in 1987. Environmental liabilities can result from the use of hazardous materials in production, the disposal of products, damages associated with the use of any of our products or other related matters. We cannot be certain as to the potential impact of any changes to environmental conditions or environmental policies that may arise in any of our jurisdictions. Our failure to comply with these local environmental laws and regulations could result in fines or other punitive damages and/or modifications to our production processes as well as subject us to reputational harm, any of which could adversely impact our financial position, results of operations, or cash flows.

The Company may be subject to incremental costs and risks associated with efforts to combat the negative effects of climate change.

There continues to be an increased global focus on climate change issues which has led to international treaties and agreements and legislative and regulatory efforts. In addition to the risks discussed under the heading “The Company may be negatively impacted by extreme weather conditions and natural catastrophic events, including those caused by climate change and global warming,” the Company may also be subject to larger, global climate change initiatives, laws, regulations or orders. For example, in early 2021, the United States rejoined the Paris Climate Agreement, an international treaty focused on climate change, with several goals, including but not limited to, the reduction of greenhouse gas (“GHG”) emissions. More recently, in late 2021, the United States participated in the 2021 United National Climate Change Conference (“COP26”). At the COP26, participating countries agreed on a new climate change-focused deal, the Glasgow Climate Pact, which marks the first-ever climate deal to explicitly commit to a reduction in coal use. The COP26 also resulted in many countries pledging to end deforestation and reduce methane emissions, among other pledges.

Given our global manufacturing presence, any future increased regulation surrounding GHG emissions and other climate change-related laws and regulations, beyond initiatives already in process at the Company, could subject us to additional and/or unforeseen compliance costs and limitations, including increased energy and raw material costs and capital expenditures. Any future regulatory changes in any of the countries in which we operate could result in transition risks to the Company, including but not limited to (i) the nature and timing of any requirement to lower GHG emissions and adopt more energy-efficient energy use, which could result in changes or disruptions to the way the Company operates, (ii) financial risks where the compliance with such regulations requires unforeseen capital expenditures and becomes costly or financially burdensome, (iii) legal risks associated with the failure to adapt to or comply with future climate change-related regulations, (iv) risks associated with the implementation of any new technologies required to comply with such regulations, which could impede our ability to innovate new products, meet customer and market demand or compete on pricing and quality in the market, and/or (v) reputational risks associated with our customers’ and investors’ perceptions of the Company and their preferences for maintaining relationships with companies with lower emissions, all of which could harm our reputation in the marketplace. We are not able to predict how any future definitive agreements, pacts and/or regulations, if and when they are adopted and required, and the commitments necessary to comply with such requirements, will affect our reputation, business, operations, financial condition, liquidity, or results of operations in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s fixed assets include plants and warehouses and a substantial quantity of machinery and equipment. The Company’s plants, warehouses and machinery and equipment are generally in good operating condition, are reasonably maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2021, the Company operated approximately 230 manufacturing facilities with approximately 22.0 million square feet, of which approximately 15.0 million square feet were leased. Manufacturing facilities located in the U.S. had approximately 4.0 million square feet, of which approximately 1.5 million square feet were leased. Manufacturing facilities located outside the U.S. had approximately 18.0 million square feet, of which approximately 13.5 million square feet were leased. The square footage by segment related to our manufacturing facilities was approximately 21.0 million square feet and approximately 1.0 million square feet for the Interconnect Products and Assemblies segment and the Cable Products and Solutions segment, respectively.

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

Item 3. Legal Proceedings

Information required with respect to legal proceedings in this Part I, Item 3 is included in Note 15 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company effected the initial public offering of its Class A Common Stock (“Common Stock”) in November 1991. The Company’s Common Stock has been listed on the New York Stock Exchange since that time under the ticker symbol “APH”. As of January 31, 2022, there were 32 holders of record of the Company’s Common Stock. A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its Common Stock.

Stock Split

On January 27, 2021, the Company announced that its Board of Directors (the “Board”) approved a two-for-one split of the Company’s Common Stock. The stock split was effected in the form of a stock dividend paid to stockholders of record as of the close of business on February 16, 2021. The additional shares were distributed on March 4, 2021, and the Company’s Common Stock began trading on a split-adjusted basis on March 5, 2021. As a result of the stock split, stockholders received one additional share of Common Stock for each share held as of the record date. All current and prior year data impacted by the stock split and presented throughout this Annual Report, including number of shares and per share information, earnings per share, and dividends per share amounts, among others, have been retroactively adjusted to reflect the effect of the stock split. Refer to Note 1 of the Notes to Consolidated Financial Statements for further information related to the stock split.

In May 2021, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock. Refer to Note 7 of the Notes to Consolidated Financial Statements for further details related to the increase in the number of shares authorized for issuance as a result of this amendment.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of Amphenol over a period of five years ending December 31, 2021 with the performance of the Standard & Poor’s 500 (“S&P 500”) Stock Index and the Dow Jones U.S. Electrical Components & Equipment Index. This graph assumes that $100 was invested in our Common Stock and each index on December 31, 2016, reflects reinvested dividends, and is weighted on a market capitalization basis as of the beginning of each year. Each reported data point below represents the last trading day of each calendar year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock.

The following table sets forth the dividends declared per common share for each quarter of 2021 and 2020:

	2021	2020
First Quarter	$0.145	$0.125
Second Quarter	0.145	0.125
Third Quarter	0.145	0.125
Fourth Quarter	0.20	0.145
Total	$0.635	$0.52

Dividends declared and paid for the years ended December 31, 2021 and 2020 (in millions) were as follows:

	2021	2020
Dividends declared	$379.7	$310.0
Dividends paid (including those declared in the prior year)	346.7	297.6

The Company’s Revolving Credit Facility contains restrictions that may limit the Company’s ability to pay dividends, and any future indebtedness that the Company may incur could also limit its ability to pay dividends.

Repurchase of Equity Securities

In April 2018, the Board authorized a stock repurchase program under which the Company could purchase up to $2.0 billion of its Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the year ended December 31, 2021, the Company repurchased 3.1 million shares of its Common Stock for $203.8 million under the 2018 Stock Repurchase Program. As a result of these purchases, the Company completed all purchases authorized under the 2018 Stock Repurchase Program and, therefore, the 2018 Stock Repurchase Program has terminated. Of the total repurchases made in 2021 under the 2018 Stock Repurchase Program, 0.3 million shares, or $19.8 million, were retained in Treasury stock at the time of repurchase; the remaining 2.8 million shares, or $184.0 million, were retired by the Company.

On April 27, 2021, the Board authorized a new stock repurchase program under which the Company may purchase up to $2.0 billion of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the year ended December 31, 2021, the Company repurchased 6.2 million shares of its Common Stock for $457.9 million under the 2021 Stock Repurchase Program. Of the total repurchases made in 2021 under the 2021 Stock Repurchase Program, 0.4 million shares, or $33.0 million, have been retained in Treasury stock at the time of repurchase; the remaining 5.8 million shares, or $424.9 million, have been or will be retired by the Company. From January 1, 2022 through January 31, 2022, the Company repurchased 0.6 million additional shares of its Common Stock for $50.0 million under the 2021 Stock Repurchase Program, and, as of February 1, 2022, has remaining authorization to purchase up to $1,492.1 million of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s Common Stock.

The Company’s stock repurchases during the three months and year ended December 31, 2021 were as follows:

(dollars in millions, except price per share)			Total Number of Shares	Maximum Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
First Quarter - 2021	2,372,455	$64.40	2,372,455	$51.0
Second Quarter - 2021	2,484,028	67.35	2,484,028	1,883.7
Third Quarter - 2021	2,332,855	73.26	2,332,855	1,712.8

Fourth Quarter - 2021:
October 1 to October 31, 2021	635,662	76.21	635,662	1,664.3
November 1 to November 30, 2021	761,624	81.74	761,624	1,602.1
December 1 to December 31, 2021	718,869	83.40	718,869	$1,542.1
	2,116,155	80.64	2,116,155

Total - 2021	9,305,493	$71.10	9,305,493

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2021, 2020 and 2019 has been derived from and should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”). The Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). Any references to the Company’s results in this Item 7 are specifically to our continuing operations only and exclude discontinued operations, unless otherwise noted. The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 7 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

In addition to historical information, the following discussion and analysis also contains certain forward-looking statements that are subject to risks and uncertainties, including but not limited to the risk factors described in Part I, Item 1A herein, as well as the risks and uncertainties that exist with the use of forward-looking statements as described in the “Cautionary Note Regarding Forward-Looking Statements” section included herein at the beginning of this Annual Report on Form 10-K (“Annual Report”).

Stock Split

On January 27, 2021, the Company announced that its Board of Directors (the “Board”) approved a two-for-one split of the Company’s Class A Common Stock (“Common Stock”). The stock split was effected in the form of a stock dividend paid to stockholders of record as of the close of business on February 16, 2021. The additional shares were distributed on March 4, 2021, and the Company’s Common Stock began trading on a split-adjusted basis on March 5, 2021. As a result of the stock split, stockholders received one additional share of Common Stock for each share held as of the record date. All current and prior year data impacted by the stock split and presented in this Item 7 and throughout this Annual Report, including number of shares and per share information, earnings per share, and dividends per share amounts, among others, have been retroactively adjusted to reflect the effect of the stock split. Refer to Note 1 of the Notes to Consolidated Financial Statements for further information related to the stock split.

Overview

General

Amphenol is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable. Through December 31, 2021, the Company operated through two reporting segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. In 2021, approximately 71% of the Company’s sales were outside the United States. The primary end markets for our products are:

●	information technology and communication devices and systems for the converging technologies of voice, video and data communications;
●	a broad range of industrial applications and traditional, hybrid and electric automotive applications; and
●	military and commercial aerospace applications.

The Company’s products are used in a wide variety of applications by a wide array of customers around the world. The Company competes primarily on the basis of technology innovation, product quality and performance, price, customer service and delivery time. A trend among customers has been to consolidate their lists of qualified suppliers to companies that have the ability to meet certain technical, quality, delivery and other standards while maintaining competitive prices. The Company has focused its global resources to position itself to compete effectively in this environment. The Company believes that its global presence is an important competitive advantage as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers.

Effective January 1, 2022, the Company aligned its businesses into three newly formed reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. This new alignment replaces our historic reportable business segments. All businesses previously reported in the Interconnect Products and Assemblies segment have now been aligned with one of the three newly formed segments. All businesses previously reported in the Cable Products and Solutions segment have now been aligned with our newly formed Communications Solutions segment. This new alignment reinforces the Company’s entrepreneurial culture and the clear accountability of each of our business unit general managers, while enhancing the scalability of Amphenol’s business for the future. The Company will begin reporting its new reportable segments in connection with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2022, including the recasting of relevant prior year period segment information for conformity of presentation. For further details related to the Company’s change in its reportable business segments effective January 1, 2022, refer to Note 16 of the Notes to Consolidated Financial Statements herein.

Strategy

The Company’s strategy is to provide its customers with comprehensive design capabilities, a broad selection of products and a high level of service on a worldwide basis, while maintaining continuing programs of productivity improvement and cost control. The Company focuses its research and development efforts through close collaboration with its customers to develop highly engineered products that meet customer needs and have the potential for broad market applications and significant sales within a one- to three-year period. The Company is also focused on controlling costs. The Company does this by investing in modern manufacturing technologies, controlling purchasing processes and expanding into lower cost areas.

The Company’s strategic objective is to further enhance its position in its served markets by pursuing the following success factors:

●	Pursue broad market diversification;
●	Develop high-technology performance-enhancing solutions;
●	Expand global presence;
●	Control costs;
●	Pursue strategic acquisitions and investments; and
●	Foster collaborative, entrepreneurial management.

In 2021, the Company reported net sales, operating income and net income from continuing operations attributable to Amphenol Corporation of $10,876.3, $2,105.1 and $1,569.4, respectively, representing an increase of 26%, 28% and 30%, respectively, from 2020. In 2021, the Company’s net income from continuing operations attributable to Amphenol Corporation was impacted by (a) excess tax benefits of $63.4 related to stock-based compensation resulting from stock option exercises and (b) a discrete tax benefit of $14.9 related to the settlement of uncertain tax positions in certain non-U.S. jurisdictions, partially offset by (c) acquisition-related expenses of $70.4 ($57.3 after-tax) comprised primarily of transaction, severance, restructuring and certain non-cash purchase accounting costs related to the acquisition of MTS Systems Corporation (“MTS”) in the second quarter of 2021 and external transaction costs and certain non-cash purchase accounting costs related to the acquisition of Halo Technology Limited (“Halo”) in the fourth quarter of 2021. In 2020, the Company’s net income from continuing operations attributable to Amphenol Corporation was impacted by (a) excess tax benefits of $42.8 related to stock-based compensation resulting from stock option exercises and (b) a discrete tax benefit of $19.9 related to the settlements of refund claims in a non-U.S. jurisdiction and the resulting adjustments to deferred taxes, partially offset by (c) acquisition-related expenses of $11.5 ($10.7 after-tax) comprised primarily of external transaction costs related to acquisitions that were announced or closed. Excluding the effects of these items, Adjusted Operating Income and Adjusted Net Income from continuing operations attributable to Amphenol Corporation, as defined in the “Non-GAAP Financial Measures” section below and reconciled within this Part II, Item 7, increased by 32% and 34%, respectively, in 2021 compared to 2020. Sales and profitability trends are discussed in detail in “Results of Operations” below. In addition, a strength of the Company has been its ability to consistently generate net cash provided by operating activities from continuing operations (“Operating Cash Flow”). The Company uses Operating Cash Flow to fund capital expenditures and acquisitions, repurchase shares of its Common Stock, pay dividends and reduce indebtedness. In 2021, the Company generated Operating Cash Flow of $1,523.9 and Free Cash Flow of $1,167.2. Free Cash Flow, a non-GAAP financial measure, is defined in the “Non-GAAP Financial Measures” section below and reconciled within this Part II, Item 7.

Impact of COVID-19 on our Business, Operations, Financial Condition, Liquidity and Results of Operations

The COVID-19 pandemic has affected our offices and manufacturing facilities throughout the world, as well as the facilities of our suppliers, customers and our customers’ contract manufacturers. The COVID-19 pandemic caused widespread disruptions to our Company during the first half of 2020, and to a lesser extent, those disruptions continued during the second half of 2020 and throughout all of 2021. As of December 31, 2021, we continue to experience some disruptions, and at a minimum, particularly given the surge of cases resulting from the Omicron variant, we expect those disruptions to continue into 2022 and potentially beyond. These disruptions have included and may continue to include government regulations that inhibit our ability to operate certain of our facilities in the ordinary course, travel restrictions, supplier constraints, supply-chain interruptions, logistics challenges and limitations, labor disruptions and reduced demand from certain customers. During 2021 and into 2022, there have been resurgences in COVID-19 cases in several regions around the world, particularly related to new variant strains, including Delta and Omicron. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the impact of the recent resurgence of the crisis due to the Omicron variant, as well as any additional future resurgences from known or new variants, future government regulations and actions in response to the crisis, the timing, availability, effectiveness and adoption rates of vaccines and treatments, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. Given these uncertainties, we expect the pandemic to continue to have an impact on our business, operations, financial condition, liquidity and results of operations in 2022 and potentially beyond. There can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations in the future. For further discussion on the risks and uncertainties associated with the COVID-19 pandemic, refer to Part I, Item 1A. Risk Factors.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the years indicated.

	Year Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.7	69.0	68.2
Acquisition-related expenses	0.6	0.1	0.3
Selling, general and administrative expenses	11.3	11.8	11.8
Operating income	19.4	19.1	19.7
Interest expense	(1.1)	(1.3)	(1.4)
Loss on early extinguishment of debt	—	—	(0.2)
Other (expense) income, net	—	—	0.1
Income from continuing operations before income taxes	18.3	17.8	18.2
Provision for income taxes	(3.8)	(3.7)	(4.1)
Net income from continuing operations	14.5	14.1	14.1
Net income from continuing operations attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)
Net income from continuing operations attributable to Amphenol Corporation	14.4	14.0	14.0
Income from discontinued operations attributable to Amphenol Corporation	0.2	—	—
Net income attributable to Amphenol Corporation	14.6%	14.0%	14.0%

2021 Compared to 2020

Net sales were $10,876.3 for the year ended December 31, 2021 compared to $8,598.9 for the year ended December 31, 2020, which represented an increase of 26% in U.S. dollars, 25% in constant currencies, and 18% organically (excluding both currency and acquisition impacts), over the prior year. The increase in net sales in 2021 was driven by growth in several markets in the Interconnect Products and Assemblies segment, as described below.

Net sales in the Interconnect Products and Assemblies segment (approximately 96% of net sales) increased 27% in U.S. dollars, 25% in constant currencies, and 19% organically, in 2021, compared to 2020. The sales growth in 2021 was driven by strong growth across nearly all end markets, including the industrial, automotive, information technology and data communications, military and mobile networks markets, along with moderate growth in the mobile devices market and contributions from the Company’s acquisition program. This sales growth was partially offset by a decline in the commercial aerospace market, which continued to be negatively impacted by the significant impact of the COVID-19 pandemic on travel and aircraft production. The strong sales growth in 2021 in the Interconnect Products and Assemblies segment also reflected a recovery in certain markets from the more negative impact resulting from the COVID-19 pandemic during 2020. Net sales to the industrial market increased (approximately $864.6), with broad-based growth across nearly all market segments of the global industrial market, with particular strength in heavy equipment, factory automation, industrial instrumentation, battery and heavy electric vehicle, alternative energy, rail mass transit, and transportation, along with contributions from acquisitions. Net sales to the automotive market increased (approximately $683.4), reflecting the continued recovery and growth in most regions of the global automotive market, as well as the Company’s expanded position in next-generation electronics, including in particular electric and hybrid drive trains. Net sales to the information technology and data communications market increased (approximately $482.7), driven primarily by continued strong sales growth to web service providers and broad-based market demand for server, storage and networking related products as customers worked to support higher demand for increased bandwidth. Net sales to the military market increased (approximately $135.8), driven by strength across nearly all segments of the military market, including missile, military communications and naval and space-related applications, along with a recovery from the impact of pandemic-related production disruptions experienced during the first half of 2020, as well as contributions from acquisitions. Net sales to the mobile networks market increased (approximately $60.5), driven by a recovery in demand from mobile networks equipment manufacturers and mobile operators, which was primarily driven by increased demand for products used in 5G network build-outs and contributions from acquisitions, offset in part by reductions of sales to certain customers in China that were added to the U.S. Department of Commerce’s “Entity List”. Net sales to the mobile devices market increased (approximately $45.7), driven by growth in products incorporated into laptops and wearable devices, along with production-related products, and was partially offset by moderations of sales into smartphones and tablets. Net sales to the commercial aerospace market decreased (approximately $26.6) primarily due to the continued significant impact of the COVID-19 pandemic on travel and aircraft production.

Net sales in the Cable Products and Solutions segment (approximately 4% of net sales), which primarily serves the broadband communications market, increased 21% in U.S. dollars, 20% in constant currencies and 15% organically in 2021, compared to 2020. The increase in net sales in the Cable Products and Solutions segment was primarily driven by increased market demand from broadband operators and mobile network service providers, as well as the contribution from one acquisition in this segment that closed during the first quarter of 2021.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the year ended December 31, 2021 compared to the year ended December 31, 2020:

			Percentage Growth (relative to prior year) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Net sales by:	2021	2020	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Segment:
Interconnect Products and Assemblies	$10,430.9	$8,229.9	27%	2%	25%	6%	19%
Cable Products and Solutions	445.4	369.0	21%	—%	20%	5%	15%
Consolidated	$10,876.3	$8,598.9	26%	2%	25%	6%	18%

Geography (6):
United States	$3,155.9	$2,494.0	27%	—%	26%	9%	17%
Foreign	7,720.4	6,104.9	26%	2%	24%	5%	19%
Consolidated	$10,876.3	$8,598.9	26%	2%	25%	6%	18%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Consolidated Statements of Income and Note 14 of the Notes to Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting year compared to the prior reporting year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the prior year from current year reported net sales, taken as a percentage of the prior year’s net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current year and/or prior comparable year presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The increase in foreign net sales in 2021 compared to 2020 was driven by strong growth in both Europe and Asia. The comparatively weaker U.S. dollar in 2021 had the effect of increasing sales by approximately $159.1, compared to 2020.

Selling, general and administrative expenses were $1,226.3, or 11.3% of net sales for 2021, compared to $1,014.2, or 11.8% of net sales for 2020. The decrease in selling, general and administrative expenses as a percentage of net sales in 2021 was driven primarily by higher sales during the year, relative to 2020 which was more negatively impacted by the COVID-19 pandemic, slightly offset by the impact of MTS’s Sensors business, acquired in 2021, which currently has higher selling, general and administrative expenses as a percentage of net sales compared to the average of the Company. Administrative expenses increased $78.6 in 2021, and represented approximately 4.5% of net sales in 2021 and 4.8% of net sales in 2020. Research and development expenses increased $57.0 in 2021 primarily related to increases in expenses for new product development, and represented approximately 2.9% of net sales in 2021 and 3.0% of net sales in 2020. Selling and marketing expenses increased $76.5 in 2021 compared to 2020, and represented approximately 3.8% of net sales in 2021 and 4.0% of net sales in 2020.

Operating income was $2,105.1, or 19.4% of net sales in 2021, compared to $1,638.4, or 19.1% of net sales in 2020. Operating income in 2021 included acquisition-related expenses of $70.4, comprised primarily of transaction, severance, restructuring and certain non-cash purchase accounting costs related to the MTS acquisition in the second quarter of 2021, along with external transaction costs and certain non-cash purchase accounting costs related to the Halo acquisition in the fourth quarter of 2021. Operating income in 2020 included acquisition-related expenses of $11.5, comprised primarily of external transaction costs related to acquisitions that were announced or closed. These acquisition-related expenses in 2021 and 2020 had the effect of decreasing net income from continuing operations by $57.3, or $0.09 per share, and $10.7, or $0.02 per share, respectively. Acquisition-related expenses are separately presented in the Consolidated Statements of Income. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $2,175.5 and 20.0% of net sales, respectively, in 2021, and $1,649.9 and 19.2% of net sales, respectively, in 2020. The increase in Adjusted Operating Income and Adjusted Operating Margin in 2021 relative to 2020 was primarily driven by the Interconnect Products and Assemblies segment, as discussed further below.

Operating income for the Interconnect Products and Assemblies segment in 2021 was $2,296.8, or 22.0% of net sales, compared to $1,741.2, or 21.2% of net sales in 2020. The increase in operating margin for the Interconnect Products and Assemblies segment for 2021 compared to 2020 is driven by normal operating leverage on the higher sales volumes combined with the benefit of a lower cost impact resulting from the COVID-19 pandemic compared to 2020, partially offset by the impact of the more challenging commodity and supply chain environment experienced in 2021.

Operating income for the Cable Products and Solutions segment in 2021 was $22.8, or 5.1% of net sales, compared to $35.4, or 9.6% of net sales in 2020. The decrease in operating margin for the Cable Products and Solutions segment in 2021 compared to 2020 is driven by the impact of the more challenging commodity, logistics and supply chain environment experienced in 2021.

Interest expense was $115.5 in 2021 compared to $115.4 in 2020. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

Provision for income taxes was at an effective rate of 20.6% in 2021 and 20.5% in 2020. Provision for income taxes in 2021 included (i) excess tax benefits of $63.4 from stock option exercises and (ii) a discrete tax benefit of $14.9 related to the settlement of uncertain tax positions in certain non-U.S. jurisdictions, all of which was partially offset by the tax effects related to acquisition-related expenses during the year. These items had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Provision for income taxes in 2020 included (i) excess tax benefits of $42.8 from stock option exercises and (ii) a discrete tax benefit of $19.9 related to the settlements of refund claims in a non-U.S. jurisdiction and the resulting adjustments to deferred taxes, which were partially offset by the tax effects related to acquisition-related expenses during the year. These items had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 7, was 24.3% and 24.5% for 2021 and 2020, respectively, as reconciled in the table below to the comparable effective tax rate based on GAAP results. For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 6 of the Notes to Consolidated Financial Statements.

Net income from continuing operations attributable to Amphenol Corporation and Net income from continuing operations per common share attributable to Amphenol Corporation-Diluted (“Diluted EPS”) were $1,569.4 and $2.51, respectively, for 2021, compared to $1,203.4 and $1.96, respectively, for 2020. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income from continuing operations attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $1,548.4 and $2.48, respectively, for 2021, compared to $1,151.4 and $1.87, respectively, for 2020.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income from continuing operations attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all on a continuing operations basis only, as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2021 and 2020:

	2021					2020
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$2,105.1	19.4%	$1,569.4	20.6%	$2.51	$1,638.4	19.1%	$1,203.4	20.5%	$1.96
Acquisition-related expenses	70.4	0.6	57.3	(0.2)	0.09	11.5	0.1	10.7	(0.1)	0.02
Excess tax benefits related to stock-based compensation	—	—	(63.4)	3.2	(0.10)	—	—	(42.8)	2.8	(0.07)
Discrete tax item	—	—	(14.9)	0.7	(0.02)	—	—	(19.9)	1.3	(0.03)
Adjusted (non-GAAP) (2)	$2,175.5	20.0%	$1,548.4	24.3%	$2.48	$1,649.9	19.2%	$1,151.4	24.5%	$1.87

Note: All data in the tables above are on a continuing operations basis only and exclude results associated with discontinued operations

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

2020 Compared to 2019

Net sales were $8,598.9 for the year ended December 31, 2020 compared to $8,225.4 for the year ended December 31, 2019, which represented an increase of 5% in U.S. dollars, 4% in constant currencies, and 2% organically (excluding both currency and acquisition impacts), over the prior year. The increase in net sales in 2020 was driven by strong growth in several markets, which was partially offset by the sudden and severe slowdown in certain of our markets resulting from the global outbreak of the COVID-19 pandemic, which also caused production disruptions in many parts of the world during much of the first half of 2020.

Net sales in the Interconnect Products and Assemblies segment (approximately 96% of net sales) increased 5% in U.S. dollars, 4% in constant currencies, and 2% organically, in 2020, compared to 2019. The sales growth was driven by strong growth in the industrial, information technology and data communications, and mobile devices markets, along with moderate growth in the military market, and contributions from the Company’s acquisition program. This sales growth was partially offset by declines in the commercial aerospace, mobile networks and automotive markets, all of which were negatively impacted by the COVID-19 pandemic. Net sales to the industrial market increased (approximately $246.4), primarily driven by strength in battery and electric vehicle, industrial instrumentation, heavy equipment, alternative energy and medical applications, along with contributions from acquisitions. Net sales to the information technology and data communications market increased (approximately $234.0), driven primarily by strong sales growth to data center customers and market demand for storage and networking related products as customers worked to support higher demand for increased bandwidth to support work, school and entertainment activities during the pandemic, along with contributions from acquisitions. Net sales to the mobile devices market increased (approximately $179.9), driven by strength in products incorporated into laptops, tablets, wearable devices, and accessories along with production-related products, and was partially offset by a slight moderation of sales into smartphones. Net sales to the military market increased (approximately $32.2), driven by strength across multiple segments of the military market, offset in part by the impact of pandemic-related production disruptions experienced during the first half of the year. Net sales to the commercial aerospace market decreased significantly (approximately $135.3) primarily due to the significant impact of the COVID-19 pandemic on travel and aircraft production. Net sales to the mobile networks market decreased (approximately $98.5), which reflected the impact of the 2019 U.S. Government restrictions on certain Chinese customers as well as reduced demand from both mobile networks equipment manufacturers and mobile operators, partially as a result of the negative impact of the COVID-19 pandemic, offset in part by contributions from acquisitions. Net sales to the automotive market decreased (approximately $86.0), due to a significant reduction in demand resulting from customer factory shutdowns together with production disruptions in the first half of 2020 resulting from the COVID-19 pandemic, which was partially offset by a strong recovery of demand during the second half of the year.

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

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the year ended December 31, 2020 compared to the year ended December 31, 2019:

			Percentage Growth (relative to prior year) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Net sales by:	2020	2019	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Segment:
Interconnect Products and Assemblies	$8,229.9	$7,840.3	5%	1%	4%	2%	2%
Cable Products and Solutions	369.0	385.1	(4)%	(3)%	(1)%	—%	(1)%
Consolidated	$8,598.9	$8,225.4	5%	1%	4%	2%	2%

Geography (6):
United States	$2,494.0	$2,524.7	(1)%	—%	(1)%	4%	(5)%
Foreign	6,104.9	5,700.7	7%	1%	7%	2%	5%
Consolidated	$8,598.9	$8,225.4	5%	1%	4%	2%	2%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Consolidated Statements of Income and Note 14 of the Notes to Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting year compared to the prior reporting year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the prior year from current year reported net sales, taken as a percentage of the prior year’s net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current year and/or prior comparable year presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The increase in foreign net sales in 2020 compared to 2019 was driven primarily by strong growth in Asia. The comparatively weaker U.S. dollar in 2020 had an insignificant effect on net sales compared to 2019.

Selling, general and administrative expenses were $1,014.2, or 11.8% of net sales for 2020, compared to $971.4, or 11.8% of net sales for 2019. Administrative expenses increased $27.5 in 2020, and represented approximately 4.8% of net sales in 2020 and 4.7% of net sales in 2019. Research and development expenses increased $26.5 in 2020 primarily related to increases in expenses for new product development, and represented approximately 3.0% of net sales in 2020 and 2.8% of net sales in 2019. Selling and marketing expenses decreased $11.2 in 2020 compared to 2019, and represented approximately 4.0% of net sales in 2020 and 4.3% of net sales in 2019.

Operating income was $1,638.4, or 19.1% of net sales in 2020, compared to $1,619.2, or 19.7% of net sales in 2019. Operating income in 2020 included acquisition-related expenses of $11.5, comprised primarily of external transaction costs related to acquisitions that were announced or closed. Operating income in 2019 included acquisition-related expenses of $25.4, comprised of the amortization of $15.7 related to the value associated with the acquired backlog resulting from two of our 2019 acquisitions, with the remainder representing external transaction costs. These acquisition-related expenses in 2020 and 2019 had the effect of decreasing net income from continuing operations by $10.7, or $0.02 per share, and $21.0, or $0.03 per share, respectively. Acquisition-related expenses are separately presented in the Consolidated Statements of Income. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $1,649.9 and 19.2% of net sales, respectively, in 2020, and $1,644.6 and 20.0% of net sales, respectively, in 2019.

Operating income for the Interconnect Products and Assemblies segment in 2020 was $1,741.2, or 21.2% of net sales, compared to $1,722.7, or 22.0% of net sales in 2019. The decrease in operating margin for the Interconnect Products and Assemblies segment for 2020 compared to 2019 was primarily driven by the significant incremental costs incurred, primarily during the first half of 2020, related to the COVID-19 pandemic. This decrease in the operating margin during the first half of 2020 was partly offset by strong operating leverage on higher sales volumes during the second half of 2020.

Operating income for the Cable Products and Solutions segment in 2020 was $35.4, or 9.6% of net sales, compared to $39.5, or 10.2% of net sales in 2019. The decrease in operating margin for the Cable Products and Solutions segment in 2020 compared to 2019 was primarily driven by lower volumes as well as the negative impact of the COVID-19 pandemic, primarily during the first half of 2020.

Interest expense was $115.4 in 2020 compared to $117.6 in 2019. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

Loss on early extinguishment of debt was $14.3 in 2019, which related to refinancing-related costs, specifically premiums and fees incurred associated with the early extinguishment of certain redeemed principal amounts of the 3.125% Senior Notes due September 2021 (the “2021 Senior Notes”) and 4.00% Senior Notes due February 2022 (the “2022 Senior Notes”) (collectively, the “Tendered Notes”) as a result of the tender offers in September 2019. Refer to Note 4 of the accompanying Consolidated Financial Statements for further information related to the Tendered Notes.

Provision for income taxes was at an effective rate of 20.5% in 2020 and 22.2% in 2019. Provision for income taxes in 2020 included (i) excess tax benefits of $42.8 from stock option exercises and (ii) a discrete tax benefit of $19.9 related to the settlements of refund claims in a non-U.S. jurisdiction and the resulting adjustments to deferred taxes, which were partially offset by the tax effects related to acquisition-related expenses during the year. These items had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Provision for income taxes in 2019 included excess tax benefits of $38.1 from stock option exercises, which was partially offset by the tax effects related to (i) acquisition-related expenses during the year and (ii) refinancing-related costs associated with the early extinguishment of debt. These items had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 7, was 24.5% for both 2020 and 2019, as reconciled in the table below to the comparable effective tax rate based on GAAP results. For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 6 of the Notes to Consolidated Financial Statements.

Net income from continuing operations attributable to Amphenol Corporation and Diluted EPS were $1,203.4 and $1.96, respectively, for 2020, compared to $1,155.0 and $1.88, respectively, for 2019. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income from continuing operations attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $1,151.4 and $1.87, respectively, for 2020, compared to $1,150.4 and $1.87, respectively, for 2019.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income from continuing operations attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all on a continuing operations basis only, as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2020 and 2019:

	2020					2019
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$1,638.4	19.1%	$1,203.4	20.5%	$1.96	$1,619.2	19.7%	$1,155.0	22.2%	$1.88
Acquisition-related expenses	11.5	0.1	10.7	(0.1)	0.02	25.4	0.3	21.0	(0.1)	0.03
Loss on early extinguishment of debt	—	—	—	—	—	—	—	12.5	(0.1)	0.02
Excess tax benefits related to stock-based compensation	—	—	(42.8)	2.8	(0.07)	—	—	(38.1)	2.5	(0.06)
Discrete tax item	—	—	(19.9)	1.3	(0.03)	—	—	—	—	—
Adjusted (non-GAAP) (2)	$1,649.9	19.2%	$1,151.4	24.5%	$1.87	$1,644.6	20.0%	$1,150.4	24.5%	$1.87

Note: All data in the tables above are on a continuing operations basis only and exclude results associated with discontinued operations

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Liquidity and Capital Resources

Liquidity and Cash Requirements

At December 31, 2021 and 2020, the Company had cash, cash equivalents and short-term investments of $1,241.4 and $1,738.1, respectively, with the majority of the Company’s cash, cash equivalents and short-term investments on hand located outside of the United States. On April 7, 2021, the Company used a combination of cash on hand and borrowings under its U.S. Commercial Paper Program (defined below) to fund the acquisition of MTS. In addition, on December 1, 2021, the Company used cash on hand to fund the acquisition of Halo.

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash, cash equivalents and short-term investments on hand, the U.S. Commercial Paper Program, the Euro Commercial Paper Program, and the Revolving Credit Facility (each as defined and discussed further below within this Item 7).  The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash from operating activities, availability under its Revolving Credit Facility, and access to capital markets (including the recent issuance of the Company’s $750.0 principal amount of unsecured 2.200% Senior Notes due September 15, 2031 (the “2031 Senior Notes”) in September 2021, along with borrowings under the U.S. Commercial Paper Program), provide adequate liquidity to meet both its short-term (next twelve months) and reasonably foreseeable long-term requirements and obligations.

Cash Requirements from Known Contractual and Other Obligations

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, payments associated with the one-time tax on the deemed repatriation of all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries (“Transition Tax”) which is payable in annual installments until 2025, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, and other contractual obligations and commitments (refer to the table below for the Company’s material cash requirements from known contractual and other obligations). The Company may also use cash to fund all or part of the cost of future acquisitions. The Company’s debt service requirements consist primarily of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility and the Commercial Paper Programs (all as defined below). The Company expects that capital expenditures in 2022 will be in a range of 3% to 4% of net sales.

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of December 31, 2021, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied.

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Debt (1)	$4,830.6	$4.0	$351.2	$1,763.0	$2,712.4
Interest related to senior notes	707.9	99.7	193.8	164.7	249.7
Operating leases (2)	267.3	75.0	99.3	48.6	44.4
Purchase obligations (3)	838.3	793.6	40.6	2.8	1.3
Accrued pension and postretirement benefit obligations (4)	59.8	7.3	11.5	12.7	28.3
Transition tax (5)	86.2	15.8	69.1	1.3	—
Total (6)	$6,790.1	$995.4	$765.5	$1,993.1	$3,036.1
(1)	The Company has excluded expected interest payments on the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program from the above table, as this calculation is largely dependent on average debt levels the Company expects to have during each of the years presented. The actual interest payments made related to the Company’s Revolving Credit Facility and both Commercial Paper Programs combined, in 2021, were approximately $2.4. Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by items such as future acquisitions, repurchases of Common Stock and dividend payments, as well as payments or additional borrowings made to reduce or increase the underlying revolver balance.

(2)	The Company’s operating lease payments included in this table reflect the future minimum undiscounted fixed lease payments, which serve as the basis for calculating the Company’s operating lease liabilities as of December 31, 2021. The table above excludes any variable lease payments not included in the measurement of the Company’s right-of-use assets and operating lease liabilities, due to their uncertainty. Finance leases are not material to the Company individually or in the aggregate and as such have been excluded from the table above.

(3)	Purchase obligations relate primarily to open purchase orders for goods and services, including but not limited to, raw materials and components to be used in production.

(4)	This table includes estimated benefit payments expected to be made under the Company’s unfunded pension and postretirement benefit plans, as well as the anticipated minimum required contributions under the Company’s funded pension plans, the most significant funded plan of which covers certain of its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to our defined benefit pension plans in the United States (“U.S. Plans”) due to prior contributions made in excess of minimum requirements, and as a result, there was no anticipated minimum required contribution included in the table above related to the U.S. Plans for 2022. The Company did not make any voluntary contributions to its U.S. Plans in 2021 and 2020. It is not possible to reasonably estimate expected required contributions in the above table after 2022 since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(5)	As a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) in December 2017, the United States changed to a modified territorial tax system, which significantly reduced the U.S. tax expense associated with the remittance of foreign earnings, among other changes. The Tax Act also imposed the Transition Tax associated with all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries. As a result, on December 31, 2017, the Company recorded a provisional U.S. tax expense for the Transition Tax, which was adjusted and finalized in 2018. The Transition Tax is to be paid in annual installments over the eight-year period until 2025, as permitted under the Tax Act. The table above reflects the remaining amounts associated with the Transition Tax, which is net of applicable tax credits and deductions. The fourth installment of the Transition Tax was paid in the second quarter of 2021.

(6)	As of December 31, 2021, the Company has recorded net liabilities of approximately $176.5 related to unrecognized tax benefits. These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows. It is difficult to make a reasonably reliable estimate of the amount and period in which all of these liabilities might be paid.

Repatriation of Foreign Earnings and Related Income Taxes

Following the enactment of the Tax Act in December 2017, the Company has previously indicated an intention to repatriate most of its pre-2021 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2021 foreign earnings. The Company intends to distribute certain 2021 foreign earnings and has accrued foreign and U.S. state and local taxes, where applicable, on those earnings, as of December 31, 2021, and intends to indefinitely reinvest the remaining 2021 foreign earnings. The Company intends to evaluate certain post-2021 earnings for repatriation, and accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. As of December 31, 2021, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,000 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019, as reflected in the Consolidated Statements of Cash Flow:

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities from continuing operations	$1,523.9	$1,592.0	$1,502.3
Net cash used in investing activities from continuing operations	(2,604.4)	(333.5)	(1,228.8)
Net cash used in financing activities from continuing operations	(145.1)	(516.6)	(648.4)
Net cash change from discontinued operations	733.0	—	—
Effect of exchange rate changes on cash and cash equivalents	(12.3)	68.9	(13.2)
Net (decrease) increase in cash and cash equivalents	$(504.9)	$810.8	$(388.1)

Note: Net cash change from discontinued operations in the table above includes the proceeds from the sale of the Divested MTS business during the year ended December 31, 2021, as discussed in further detail later within this Item 7.

Operating Activities

The ability to generate cash from operating activities has been one of the Company’s fundamental financial strengths. Net cash provided by operating activities from continuing operations (“Operating Cash Flow”) was $1,523.9 in 2021, compared to $1,592.0 in 2020 and $1,502.3 in 2019. The decrease in Operating Cash Flow in 2021 compared to 2020 is primarily due to a higher usage of cash related to the change in working capital as discussed below, partially offset by an increase in net income from continuing operations. The increase in Operating Cash Flow in 2020 compared to 2019 was primarily due to the increase in net income from continuing operations, along with a lower usage of cash related to the change in working capital as discussed below.

In 2021, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $496.4, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable, inventories, and prepaid expenses and other current assets of $398.4, $263.0 and $20.2, respectively, partially offset by increases in accounts payable of $131.7 and accrued liabilities, including income taxes, of $53.5. In 2020, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $38.9, excluding the impact of acquisitions and foreign currency translation, due to increases in accounts receivable, inventories, and prepaid expenses and other current assets of $146.3, $102.0 and $88.6, respectively, partially offset by increases in accounts payable of $204.3 and accrued liabilities, including income taxes, of $93.7. In 2019, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $81.6, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accrued liabilities, including income taxes, of $129.3 and accounts payable of $60.2, partially offset by a decrease in accounts receivable of $117.3.

The following describes the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets at December 31, 2021 compared to December 31, 2020. Accounts receivable increased $503.2 to $2,454.8 primarily due to higher sales in the fourth quarter of 2021 relative to the fourth quarter of 2020, along with the impact of the seven acquisitions (collectively, the “2021 Acquisitions”) that closed during 2021, in particular the MTS and Halo acquisitions, all of which was partially offset by the effect of translation from exchange rate changes (“Translation”) at December 31, 2021 compared to December 31, 2020. Days sales outstanding at December 31, 2021 and 2020 were 71 days and 72 days, respectively. Inventories increased $431.9 to $1,894.1, primarily due to higher sales, along with the impact of our 2021 Acquisitions, partially offset by Translation. Inventory days at December 31, 2021 and 2020 were 80 days and 79 days, respectively. Prepaid expenses and other current assets increased $29.0 to $367.9, primarily due to increases in certain prepaid expenses and other current receivables as well as the impact of the 2021 Acquisitions. Property, plant and equipment, net, increased $120.7 to $1,175.3, primarily due to capital expenditures of $360.4 and the impact of the 2021 Acquisitions, partially offset by depreciation of $302.9, disposals and Translation. Goodwill increased $1,344.7 to $6,376.8, resulting from goodwill recognized related to the 2021 Acquisitions, primarily from the MTS and Halo acquisitions, partially offset by Translation. Other intangible assets, net, increased $359.4 to $756.9 due to the recognition of certain intangible assets related to the 2021 Acquisitions, primarily from the MTS and Halo acquisitions, partially offset by amortization of $86.4 related to the Company’s intangible assets. Other long-term assets increased $58.9 to $411.2, primarily due to increases in (i) overfunded pension plans primarily in the U.S. and (ii) operating lease right-of-use assets resulting from both leases assumed from the 2021 Acquisitions as well as new and renewed lease agreements entered into during the year. Accounts payable increased $191.3 to $1,312.0, primarily as a result of increased purchasing activity related to higher sales levels, along with the impact of the 2021 Acquisitions. Payable days at December 31, 2021 and 2020 were 56 days and 61 days, respectively. Total accrued expenses, including accrued income taxes, increased $177.8 to $1,131.1, primarily as a result of the MTS acquisition and the other 2021 Acquisitions, along with an increase in accrued salaries, wages and employee benefits, and other accrued expenses, partially offset by a decrease in accrued income taxes, primarily resulting from U.S. federal tax payments. Accrued pension and postretirement benefit obligations decreased $35.2 to $193.4, primarily due to the impact of higher discount rates used to calculate our projected benefit obligation, along with Translation. Other long-term liabilities, including deferred tax liabilities, increased $156.6 to $862.9, primarily as a result of an increase in deferred tax liabilities resulting from the MTS and Halo acquisitions, along with an increase in long-term operating lease liabilities resulting from both leases assumed from the 2021 Acquisitions as well as new and renewed lease agreements entered into during the year.

In 2021, 2020 and 2019, the Company made aggregate cash contributions to its defined benefit pension plans of approximately $6.8, $6.5 and $6.6, respectively. There is no current requirement for cash contributions to any of the Company’s U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, as discussed in more detail in Note 9 of the Notes to Consolidated Financial Statements.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the years ended December 31, 2021, 2020 and 2019. The decrease in Free Cash Flow in 2021 compared to 2020 was driven by the increase in capital expenditures to support our strong sales growth and, to a lesser extent, the decrease in Operating Cash Flow, as described above. The increase in Free Cash Flow in 2020 compared to 2019 was driven by the increase in Operating Cash Flow, as described above, and, to a lesser extent, a decrease in capital expenditures. The following table is on a continuing operations basis only and excludes any cash flows related to discontinued operations:

	2021	2020	2019
Operating Cash Flow (GAAP)	$1,523.9	$1,592.0	$1,502.3
Capital expenditures (GAAP)	(360.4)	(276.8)	(295.0)
Proceeds from disposals of property, plant and equipment (GAAP)	3.7	12.7	7.4
Free Cash Flow (non-GAAP)	$1,167.2	$1,327.9	$1,214.7

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, purchases (sales and maturities) of short-term investments, net, and acquisitions.

Net cash used in investing activities from continuing operations was $2,604.4 in 2021, compared to $333.5 in 2020 and $1,228.8 in 2019. In 2021, net cash used in investing activities from continuing operations was driven primarily by the use of $2,225.4 to fund acquisitions, capital expenditures (net of disposals) of $356.7, and net purchases of short-term investments of $8.6. In 2020, net cash used in investing activities from continuing operations was driven primarily by capital expenditures (net of disposals) of $264.1, the use of $50.4 to fund acquisitions, and net purchases of short-term investments of $18.4. In 2019, net cash used in investing activities from continuing operations was driven primarily by the use of $937.4 to fund acquisitions, capital expenditures (net of disposals) of $287.6, and net purchases of short-term investments of $3.8.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash used in financing activities from continuing operations was $145.1 in 2021, compared to $516.6 in 2020 and $648.4 in 2019. In 2021, net cash used in financing activities from continuing operations was driven primarily by (i) debt repayments of $912.6, primarily related to the repayment of the assumed outstanding MTS senior notes in the second quarter of 2021 as well as the redemption of the 3.125% Senior Notes in the third quarter of 2021 and the redemption of the 4.00% Senior Notes in the fourth quarter of 2021, (ii) repurchases of the Company’s Common Stock of $661.7, (iii) dividend payments of $346.7, (iv) a cash transfer of $28.7 made by the Company’s continuing operations to its discontinued operations in order to fund the September 2021 payment of contingent consideration assumed as part of the MTS acquisition, (v) distributions to and purchases of noncontrolling interests of $18.9, (vi) payments of $9.3 related to debt financing costs associated with the 2031 Senior Notes, and (vii) payments of $4.1 associated with the deferred purchase price related to acquisitions, partially offset by (a) net borrowings of $796.3 primarily under the U.S. Commercial Paper Program, the majority of the proceeds of which were used to fund acquisitions and to redeem the 3.125% Senior Notes and the 4.00% Senior Notes, (b) net cash proceeds of $752.1, primarily related to the September 2021 issuance of the 2031 Senior Notes, and (c) cash proceeds of $288.5 from the exercise of stock options. In 2020, net cash used in financing activities from continuing operations was driven primarily by (i) repurchases of the Company’s Common Stock of $641.3, (ii) debt repayments of $404.4 related to the Company’s 2.20% U.S. Senior Notes due April 2020 and other debt, (iii) net repayments of $385.8 related to the Company’s Commercial Paper Programs, (iv) dividend payments of $297.6, (v) payment of $75.0 related to acquisition-related contingent consideration, (vi) payment of $16.2 associated with the deferred purchase price related to an acquisition, (vii) distributions to and purchases of noncontrolling interests of $14.9, (vii) payments of $8.7 related to debt financing costs primarily associated with the 2025 Senior Notes and 2026 Euro Notes (each as defined below), and (viii) net repayments of $0.7 under the Company’s credit facilities, partially offset by (a) aggregate net cash proceeds of $942.3 from both the February 2020 issuance of the 2025 Senior Notes and the May 2020 issuance of the 2026 Euro Notes and (b) cash proceeds of $385.7 from the exercise of stock options. In 2019, net cash used in financing activities from continuing operations was driven primarily by (i) the aggregate debt repayments of $1,111.5 associated with certain of the Company’s senior notes (the 2.55% U.S. Senior Notes due January 2019 and the early extinguishment of the Tendered Notes in September 2019) and other long-term debt, (ii) repurchases of the Company’s Common Stock of $601.7, (iii) dividend payments of $279.5, (iv) net repayments of $229.0 related to the Company’s Commercial Paper Programs, (v) distributions to and purchases of noncontrolling interests of $43.3, (vi) payments of $14.9 related to debt financing costs primarily associated with the Revolving Credit Facility, the 4.350% Senior Notes due June 2029 (the “2029 Senior Notes”), and the 2.800% Senior Notes due February 2030 (the “2030 Senior Notes”), and (vii) premiums and fees paid of $13.4 related to the early extinguishment of the Tendered Notes, partially offset by (a) aggregate net cash proceeds of $1,398.8 from the issuances of the 2029 Senior Notes and the 2030 Senior Notes and (b) cash proceeds of $246.1 from the exercise of stock options.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of the Commercial Paper Programs, the Revolving Credit Facility and senior notes as part of its overall cash management strategy.

On November 30, 2021, the Company amended and restated its $2,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”). As a result, the Revolving Credit Facility no longer references LIBOR for interest rate determinations. The Revolving Credit Facility maintains the lenders’ aggregate commitments under the facility at $2,500.0. The Revolving Credit Facility matures in November 2026 and gives the Company the ability to borrow, in various currencies, at a spread that varies based on the Company’s debt rating over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Company may utilize the Revolving Credit Facility for general corporate purposes. At December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. At December 31, 2021, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

The Company has a commercial paper program pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. On April 7, 2021, a combination of borrowings under the U.S. Commercial Paper Program and cash on hand were used to fund the acquisition of MTS. The Company also used borrowings under the U.S. Commercial Paper Program to (i) redeem, in the third quarter of 2021, its unsecured 3.125% Senior Notes due September 15, 2021, of which $227.7 aggregate principal amount was outstanding and (ii) redeem, in the fourth quarter of 2021, its unsecured 4.00% Senior Notes due February 1, 2022, of which $295.0 aggregate principal amount was outstanding. As of December 31, 2021, the amount of USCP Notes outstanding was $795.2, with a weighted average interest rate of 0.29%.

In July 2018, the Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) entered into a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. As of December 31, 2021, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of December 31, 2021, the authorization from the Board limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate.  The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of December 31, 2021, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$350.0	3.20%	April 2024
400.0	2.050%	March 2025
500.0	4.350%	June 2029
900.0	2.80%	February 2030
750.0	2.200%	September 2031

€500.0	0.750%	May 2026 (Euro Notes)
500.0	2.00%	October 2028 (Euro Notes)

On September 14, 2021, the Company issued the 2031 Senior Notes due September 15, 2031. The Company used the net proceeds from the 2031 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

On February 20, 2020, the Company issued $400.0 principal amount of unsecured 2.050% Senior Notes due March 1, 2025 (the “2025 Senior Notes”). On April 1, 2020, the Company used the net proceeds from the 2025 Senior Notes, together with cash on hand, to repay the $400.0 outstanding principal amount of unsecured 2.20% Senior Notes due April 1, 2020 upon maturity.

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time, subject to certain terms and conditions.

On May 4, 2020, the Euro Issuer issued €500.0 (approximately $545.4 at date of issuance) principal amount of unsecured 0.750% Senior Notes due May 4, 2026 (the “2026 Euro Notes”). The Company used the net proceeds from the 2026 Euro Notes to repay amounts outstanding under the then existing revolving credit facility.

In 2018, the Euro Issuer issued €500.0 (approximately $574.6 at date of issuance) principal amount of unsecured 2.000% Senior Notes due October 8, 2028 (the “2028 Euro Notes”, collectively with the 2026 Euro Notes, “Euro Notes”, and collectively with the 2026 Euro Notes and the U.S. Senior Notes, the “Senior Notes”). The Company used a portion of the net proceeds from the 2028 Euro Notes to repay a portion of the outstanding amounts under its Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes.

The Euro Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the

Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of any series of Euro Notes at any time, subject to certain terms and conditions.

The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On December 31, 2021, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

In April 2018, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the year ended December 31, 2021, the Company repurchased 3.1 million shares of its Common Stock for $203.8 under the 2018 Stock Repurchase Program. As a result of these purchases, the Company completed all purchases authorized under the 2018 Stock Repurchase Program and, therefore, the 2018 Stock Repurchase Program has terminated. Of the total repurchases made in 2021 under the 2018 Stock Repurchase Program, 0.3 million shares, or $19.8, were retained in Treasury stock at the time of repurchase; the remaining 2.8 million shares, or $184.0, were retired by the Company. During the years ended December 31, 2020 and 2019, the Company repurchased 12.0 million and 13.1 million shares of its Common Stock for $641.3 and $601.7, respectively, under the 2018 Stock Repurchase Program. Of the total repurchases made in 2020, 2.7 million shares, or $153.9, were retained in Treasury stock at the time of repurchase; the remaining 9.3 million shares, or $487.4, were retired by the Company. Of the total repurchases made in 2019, 2.0 million shares, or $87.6, were retained in Treasury stock at the time of repurchase; the remaining 11.1 million shares, or $514.1, were retired by the Company.

On April 27, 2021, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the year ended December 31, 2021, the Company repurchased 6.2 million shares of its Common Stock for $457.9 under the 2021 Stock Repurchase Program. Of the total repurchases made in 2021 under the 2021 Stock Repurchase Program, 0.4 million shares, or $33.0, have been retained in Treasury stock at the time of repurchase; the remaining 5.8 million shares, or $424.9, have been or will be retired by the Company. From January 1, 2022 through January 31, 2022, the Company repurchased 0.6 million additional shares of its Common Stock for $50.0 under the 2021 Stock Repurchase Program, and, as of February 1, 2022, has remaining authorization to purchase up to $1,492.1 of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s Common Stock.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On October 20, 2020, the Board approved an increase to its quarterly dividend rate from $0.125 per share to $0.145 per share effective with dividends declared in the fourth quarter of 2020, and then on October 26, 2021, approved a further increase to its quarterly dividend rate from $0.145 per share to $0.20 per share effective with dividends declared in the fourth quarter of 2021, contingent upon declaration by the Board. The following table summarizes the declared quarterly dividends per share for each of the three years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
First Quarter	$0.145	$0.125	$0.115
Second Quarter	0.145	0.125	0.115
Third Quarter	0.145	0.125	0.125
Fourth Quarter	0.20	0.145	0.125
Total	$0.635	$0.52	$0.48

The following table summarizes the dividends declared and paid for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Dividends declared	$379.7	$310.0	$285.3
Dividends paid (including those declared in the prior year)	346.7	297.6	279.5

LIBOR Transition

In July 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration published a consultation on its intention to extend the publication of certain U.S. dollar LIBOR (“USD LIBOR”) rates until June 30, 2023. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the SOFR as its preferred benchmark alternative to USD LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the Financial Accounting Standards Board (“FASB”) issued accounting guidance providing certain optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. In January 2021, the FASB issued further clarifying guidance surrounding derivatives, as it relates to this transition. Effective November 30, 2021, the Revolving Credit Facility no longer references LIBOR for interest rate determinations. Due to our current limited reliance on borrowings tied to LIBOR, the Company currently believes that the LIBOR transition will not have a material impact on its financial condition, results of operations or cash flows.

Pensions

The Company and certain of its subsidiaries in the United States have defined benefit pension plans (“U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Plans and are instead covered by various defined contribution plans. Certain foreign subsidiaries also have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The total liability for accrued pension and postretirement benefit obligations associated with the Company’s underfunded pension and postretirement benefit plans decreased in 2021 to $173.9 from $211.0 in 2020, primarily due to the impact of higher discount rates on our projected benefit obligation, along with actual returns on plan assets. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future.

Refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Company’s benefit plans and other postretirement benefit plans.

Acquisitions and Divestitures

During 2021, the Company completed seven acquisitions for $2,225.4, net of cash acquired, while also completing the divestiture of the Divested MTS business, as defined and discussed below. All but one of the 2021 Acquisitions were included in the Interconnect Products and Assemblies segment. The 2021 Acquisitions were not material, either individually or in the aggregate, to the Company.

Acquisition of MTS

On April 7, 2021, pursuant to a definitive agreement dated December 9, 2020, by and among the Company and MTS Systems Corporation (“MTS”), the Company completed the acquisition of MTS for a total enterprise value of approximately $1,700, net of cash acquired and including the repayment of all outstanding debt and certain liabilities. The MTS acquisition was funded through a combination of borrowings under the U.S. Commercial Paper Program and cash on hand. At closing, the Company paid approximately $1,300, net of cash acquired, for 100% of the common stock of MTS, including certain liabilities settled at closing, which is reflected within Net cash used in investing activities from continuing operations in the accompanying Consolidated Statements of Cash Flow for the year ended December 31, 2021. In addition, the Company also assumed MTS’s then-outstanding $350.0 principal amount of senior notes due August 15, 2027. Shortly after the closing, the Company repaid and settled the MTS senior notes for approximately $387.3, which included accrued interest and a make-whole premium incurred as a result of the early extinguishment of the senior notes. The repayment of the outstanding senior notes, including the make-whole premium and excluding interest, was reflected within Net cash used in financing activities from continuing operations in the accompanying Consolidated Statements of Cash Flow for the year ended December 31, 2021. Prior to the acquisition, MTS was a leading global supplier of precision sensors, advanced test systems and motion simulators. MTS was historically organized into two business segments: Sensors (“MTS Sensors”) and Test & Simulation (“MTS T&S”). The MTS Sensors business provides the Company with a highly complementary offering of high-technology, harsh environment sensors sold into diverse end markets and applications. The MTS Sensors business further expands the Company’s range of sensor and sensor-based products across a wide array of industries and is reported as part of our continuing operations and within our Interconnect Products and Assemblies segment. In the second quarter of 2021, the Company incurred $55.4 ($44.6 after-tax, or $0.07 per diluted share) of acquisition-related expenses, comprised primarily of transaction, severance, restructuring and certain non-cash purchase accounting costs related to the MTS acquisition.

Sale of the Divested MTS Business

On January 19, 2021 and prior to the closing of the MTS acquisition, the Company entered into a definitive agreement to sell MTS (including the MTS T&S business, but excluding the MTS Sensors business) to Illinois Tool Works Inc. (“ITW”). Throughout this Annual Report, we refer to MTS (including the MTS T&S business, but excluding the MTS Sensors business) as the “Divested MTS business”. As a result of the agreement to sell the Divested MTS business to ITW, the Company concluded that the Divested MTS business met the discontinued operations reporting criteria and “held for sale” accounting criteria as of the MTS acquisition date of April 7, 2021, and consequently, the Company did not assign the Divested MTS business to either of its two reportable business segments. Accordingly, the Company accounted for the operating results and related cash flows associated with the Divested MTS business as discontinued operations through the date of its sale to ITW in the accompanying Consolidated Financial Statements. Income from discontinued operations attributable to Amphenol Corporation, net of income taxes, was $21.4 for the year ended December 31, 2021. On December 1, 2021, the Company completed the sale of the Divested MTS business for approximately $750, net of cash divested and excluding related transaction fees and expenses. The proceeds from the sale of the Divested MTS business were included in Net cash provided by investing activities from discontinued operations in the Consolidated Statements of Cash Flow for the year ended December 31, 2021. Amphenol has no continuing involvement with the Divested MTS business now that its sale has been consummated. After giving effect to the sale of the Divested MTS business as well as the repayment of the aforementioned MTS senior notes as part of the MTS acquisition, the Company paid approximately $950, net of cash acquired and excluding related transaction fees and expenses, for the retained MTS Sensors business. Refer to Note 12 of the Notes to Consolidated Financial Statements for further details related to the completed divestiture of the Divested MTS business.

Acquisition of Halo Technology Limited

On December 1, 2021, the Company completed the acquisition of approximately 97% of the common stock of Halo Technology Limited (“Halo”) for a purchase price of approximately $694, net of cash acquired. The sellers retained a less than 3% noncontrolling interest in Halo, which includes redeemable features that are outside the control of the Company and therefore, has been classified as temporary equity on the Consolidated Balance Sheet as of December 31, 2021, as discussed in more detail in Notes 1 and 5 of the Notes to Consolidated Financial Statements. The acquisition was funded with cash on hand. Halo, which is headquartered in the United States (California), is a leading provider of active and passive fiber optic interconnect components, with product offerings that are highly complementary to our existing high-speed and fiber optic interconnect solutions for the communications infrastructure markets. The operating results for Halo have been included within continuing operations in the Consolidated Statements of Income since the acquisition date.

For further discussion of the Company’s acquisitions, as well as the Company’s discontinued operations and completed divestiture of the Divested MTS business, refer to Note 11 and Note 12, respectively, of the Notes to Consolidated Financial Statements.

Environmental Matters

Certain operations of the Company are subject to environmental laws and regulations that govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For more information on certain environmental matters, refer to Note 15 of the Notes to Consolidated Financial Statements.

Inflation and Costs

The cost of the Company’s products is influenced by the cost of a wide variety of raw materials. The Company strives to offset the impact of increases in the cost of raw materials, labor and services through price increases, productivity improvements and cost saving programs. However, in certain markets, particularly in communications related markets, implementing price increases can be difficult and there is no guarantee that the Company will be successful. From time to time, the Company may encounter difficulties in obtaining certain raw materials or components necessary for production due to supply chain constraints and logistical challenges, which may also negatively impact the pricing of materials and components sourced or used by the Company. While the Company does not currently anticipate any significant, broad-based difficulties in obtaining raw materials or components necessary for production, beginning in 2021 and into 2022, there have been supply chain and logistical challenges that have impacted the global economy, including our Company, and have caused supply constraints and commodity price increases on certain raw materials and components used by the Company in production, as well as lower availability of, and increased prices for, freight and logistics, including air, sea and ground freight. Consequently, the Company may experience supply shortages for discrete raw materials or components in the future, which could be further exacerbated by increased commodity prices and additional inflation. For a discussion of certain risks related to inflation and costs, refer to the risk factor titled “The Company and certain of its suppliers and customers are experiencing difficulties obtaining certain raw materials and components, and the cost of most of the Company’s raw materials and components is increasing” in Part I, Item 1A herein.

Foreign Currency Exchange Rates

The Company conducts business in many foreign currencies through its worldwide operations, and as a result is subject to foreign exchange exposure due to changes in exchange rates of the various currencies, including possible currency devaluations. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins and equity. The Company attempts to minimize currency exposure risk in a number of ways including producing its products in the same country or region in which the products are sold, thereby generating revenues and incurring expenses in the same currency, cost reduction and pricing actions, working capital management and hedging contracts. However, there can be no assurance that these actions will be fully effective in managing currency risk, including in the event of a significant and sudden decline in the value of any of the foreign currencies of the Company’s worldwide operations. For further discussion of foreign exchange exposures, risks and uncertainties, refer to the risk factor titled “The Company’s results have at times been negatively affected by foreign currency exchange rates” in Part I, Item 1A herein.

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures defined below as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Board and assessing related employee compensation measures. Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and year-over-year comparative results, in addition to the reasons noted below. Non-GAAP financial measures related to operating income, operating margin, net income from continuing operations attributable to Amphenol Corporation, effective tax rate and diluted EPS from continuing operations exclude income and expenses that are not directly related to the Company’s operating performance during the years presented. Items excluded in the presentation of such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, refinancing-related costs, and certain discrete tax items including but not limited to (i) the excess tax benefits related to stock-based compensation and (ii) the impact of significant changes in tax law. Non-GAAP financial measures related to net sales exclude the impact of foreign currency exchange rates and acquisitions.  Non-GAAP financial measures and their most directly comparable U.S. GAAP financial measures presented within this Item 7 are on a continuing operations basis only and exclude any results associated with discontinued operations. The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation, as a substitute for or superior to the related U.S. GAAP financial measures. In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2021, 2020 and 2019 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 7:

●	Adjusted Diluted EPS is defined as diluted earnings per share from continuing operations (as reported in accordance with U.S. GAAP), excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the years presented. Adjusted Diluted EPS is calculated as Adjusted Net Income from continuing operations attributable to Amphenol Corporation, as defined below, divided by the weighted average outstanding diluted shares as reported in the Consolidated Statements of Income.

●	Adjusted Effective Tax Rate is defined as Provision for income taxes, as reported in the Consolidated Statements of Income, expressed as a percentage of Income from continuing operations before income taxes, as reported in the Consolidated Statements of Income, each excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the years presented.

●	Adjusted Net Income from continuing operations attributable to Amphenol Corporation is defined as Net income from continuing operations attributable to Amphenol Corporation, as reported in the Consolidated Statements of Income, excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the years presented.

●	Adjusted Operating Income is defined as Operating income, as reported in the Consolidated Statements of Income, excluding income and expenses that are not directly related to the Company’s operating performance during the years presented.

●	Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Consolidated Statements of Income).

●	Constant Currency Net Sales Growth is defined as the year-over-year percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates. The Company’s results are subject to volatility related to foreign currency translation fluctuations. As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

●	Free Cash Flow is defined as (i) Net cash provided by operating activities from continuing operations (“Operating Cash Flow” - as reported in accordance with U.S. GAAP) less (ii) capital expenditures (as reported in accordance with U.S. GAAP), net of proceeds from disposals of property, plant and equipment (as reported in accordance with U.S. GAAP), all of which are derived from the Consolidated Statements of Cash Flow. Free Cash Flow is an important liquidity measure for the Company, as we believe it is useful for management and investors to assess our ability to generate cash, as well as to assess how much cash can be used to reinvest in the growth of the Company or to return to stockholders through either stock repurchases or dividends.

●	Organic Net Sales Growth is defined as the year-over-year percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of (i) changes in foreign currency exchange rates (described above), which is outside the control of the Company, and (ii) acquisitions, both of which are taken as a percentage of the respective prior year period(s) net sales. The acquisition impact represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current year period(s) and/or prior comparable year period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

Recent Accounting Pronouncements

Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements, including those adopted by the Company.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience along with other assumptions that we believe are reasonable in formulating our bases for making judgements regarding the carrying amounts of assets and liabilities that are not readily apparent elsewhere. Estimates are adjusted as new information becomes available. Actual results could differ from those estimates. The Company believes that the following accounting policies and estimates are most critical since they require significant assumptions and judgments that inherently are subject to risks and uncertainties. The significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition

Topic 606

The Company’s net sales in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 are presented under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (collectively with its related subsequent amendments, “Topic 606”). The Company’s primary source of revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors. Our revenues are derived from contracts with customers, which in most cases are customer purchase orders that may be governed by master sales agreements. For each contract, the promise to transfer the control of the products, each of which is individually distinct, is considered to be the identified performance obligation. As part of the consideration promised in each contract, the Company evaluates the customer’s credit risk. Our contracts do not have any significant financing components, as payment terms are generally due net 30 to 120 days after delivery. Although products are almost always sold at fixed prices, in determining the transaction price, we evaluate whether the price is subject to refund (due to returns) or adjustment (due to volume discounts, rebates, or price concessions) to determine the net consideration we expect to be entitled to. We allocate the transaction price to each distinct product based on its relative standalone selling price. Taxes assessed by governmental authorities and collected from the customer, including but not limited to sales and use taxes and value-added taxes, are not included in the transaction price.

The vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when we ship or deliver the product from our manufacturing facility to our customers, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point or (ii) when the product arrives at its destination. For the years ended December 31, 2021, 2020 and 2019, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs. This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods which is generally commensurate with this transfer of control. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Consolidated Balance Sheets were not material as of December 31, 2021 and 2020.

Standard product warranty coverage, which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, is typically offered, while extended or separately priced warranty coverage is typically not offered. The warranty claim is generally limited to a credit equal to the purchase price or a promise to repair or replace the product for a specified period of time at no additional charge. We estimate our warranty liability based on historical experience, product history, and current trends.

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. As of December 31, 2021, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,000 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated. In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries. It is not practicable to determine the deferred tax liability with respect to such basis differences. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

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

As a result of the Tax Act, the global intangible low-taxed income (“GILTI”) provision imposed a tax on certain earnings of foreign subsidiaries. The Company elected an accounting policy to account for GILTI as a period cost. The U.S. Treasury Department has issued final interpretive guidance relating to certain provisions of the Tax Act and proposed additional guidance related to the same provisions. The Company will account for the impact of additional guidance in the period in which any new guidance is released, if appropriate.

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

In May 2020, one of the Company’s wholly owned European subsidiaries (the “Euro Issuer”) issued €500.0 (approximately $545.4) principal amount of unsecured 0.750% senior notes (“2026 Euro Notes”) due May 4, 2026. In October 2018, (i) the Euro Issuer issued €500.0 (approximately $574.6) principal amount of unsecured 2.000% senior notes (“2028 Euro Notes” and collectively with the 2026 Euro Notes, the “Euro Notes”) due October 8, 2028 and (ii) the Company and the Euro Issuer entered into a euro-commercial paper program (the “Euro Commercial Paper Program” and collectively with the U.S. Commercial Paper Program, “Commercial Paper Programs”). While the Euro Notes are denominated in Euros, the Company may borrow, from time to time, under the Revolving Credit Facility and Euro Commercial Paper Program, and such borrowings have been and may continue to be denominated in various foreign currencies, including the Euro. When borrowing in foreign currencies, there can be no assurance that the Company can successfully manage changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies in which such borrowings are made. Refer to Note 4 of the Notes to Consolidated Financial Statements for a discussion of debt.

The Company utilizes foreign exchange forward contracts to hedge foreign currency exchange rate fluctuations for exposures associated with (i) certain transactions denominated in foreign currencies and (ii) net investments in certain foreign subsidiaries from which we expect to repatriate earnings to the United States. As of December 31, 2021, the fair value of such foreign exchange forward contracts was not material. A 10% change in foreign currency exchange rates would not have a material effect on the value of the hedges as of December 31, 2021 and 2020. The Company does not engage in purchasing forward contracts for trading or speculative purposes, and our derivative financial instruments are with large financial institutions with strong credit ratings. As of December 31, 2021, the Company does not have any significant concentration of exposure with any one counterparty. Refer to Note 1 and Note 5 of the Notes to Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt. The Company currently has various fixed rate series of senior notes outstanding over various maturity dates, one of which was issued in 2021 and two in 2020. In September 2021, the Company issued $750.0 principal amount of unsecured 2.200% Senior Notes due September 15, 2031, the net proceeds of which were used to repay certain outstanding borrowings under the U.S. Commercial Paper Program. In May 2020, the Euro Issuer issued the unsecured 2026 Euro Notes, the net proceeds of which were used to repay amounts outstanding under the then existing revolving credit facility. In February 2020, the Company issued $400.0 principal amount of unsecured 2.050% Senior Notes due March 1, 2025, the net proceeds of which were used, together with cash on hand, to repay the $400.0 outstanding principal amount of 2.20% Senior Notes due April 1, 2020 upon maturity.

Any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies based on the Company’s debt rating over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of December 31, 2021, approximately $804, or 17%, of the Company’s outstanding borrowings, primarily under the U.S. Commercial Paper Program, were subject to floating interest rates; the Company’s weighted average floating rate on borrowings under the U.S. Commercial Paper Program as of December 31, 2021 was 0.29%. As of December 31, 2020, there were no outstanding borrowings under the U.S. Commercial Paper Program. As of December 31, 2021 and 2020, there were no outstanding borrowings under the Revolving Credit Facility and Euro Commercial Paper Program. A 10% change in the interest rate at December 31, 2021 and 2020 under our Revolving Credit Facility or Commercial Paper Programs would not have a material effect on interest expense. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2022, although there can be no assurances that interest rates will not change significantly.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Amphenol Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flow, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Management judgment is required to identify and evaluate each uncertain tax position to determine whether the more likely than not recognition thresholds have been met. Further, the evaluation of each uncertain tax position requires management to apply specialized skill and knowledge related to the identified position. The Company has unrecognized tax benefits of $182.2 million, including penalties and interest, as of December 31, 2021.

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

February 9, 2022

We have served as the Company's auditor since 1997.

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars and shares in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$10,876.3	$8,598.9	$8,225.4
Cost of sales	7,474.5	5,934.8	5,609.4
Gross profit	3,401.8	2,664.1	2,616.0
Acquisition-related expenses	70.4	11.5	25.4
Selling, general and administrative expenses	1,226.3	1,014.2	971.4
Operating income	2,105.1	1,638.4	1,619.2

Interest expense	(115.5)	(115.4)	(117.6)
Loss on early extinguishment of debt	—	—	(14.3)
Other (expense) income, net	(0.4)	3.6	8.6
Income from continuing operations before income taxes	1,989.2	1,526.6	1,495.9
Provision for income taxes	(409.1)	(313.3)	(331.9)
Net income from continuing operations	1,580.1	1,213.3	1,164.0
Less: Net income from continuing operations attributable to noncontrolling interests	(10.7)	(9.9)	(9.0)
Net income from continuing operations attributable to Amphenol Corporation	1,569.4	1,203.4	1,155.0
Income from discontinued operations attributable to Amphenol Corporation, net of income taxes of ($3.2) for 2021	21.4	—	—
Net income attributable to Amphenol Corporation	$1,590.8	$1,203.4	$1,155.0

Net income per common share attributable to Amphenol Corporation — Basic:
Continuing operations	$2.62	$2.02	$1.94
Discontinued operations, net of income taxes	0.04	—	—
Net income attributable to Amphenol Corporation — Basic	$2.66	$2.02	$1.94

Weighted average common shares outstanding — Basic	597.9	596.1	595.0

Net income per common share attributable to Amphenol Corporation — Diluted:
Continuing operations	$2.51	$1.96	$1.88
Discontinued operations, net of income taxes	0.03	—	—
Net income attributable to Amphenol Corporation — Diluted	$2.54	$1.96	$1.88

Weighted average common shares outstanding — Diluted	625.5	615.0	615.9

Dividends declared per common share	$0.635	$0.52	$0.48

Note: Per share amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Year Ended December 31,
	2021	2020	2019

Net income from continuing operations	$1,580.1	$1,213.3	$1,164.0
Add: Income from discontinued operations attributable to Amphenol Corporation, net of income taxes	21.4	—	—
Net income before allocation to noncontrolling interests	$1,601.5	$1,213.3	$1,164.0

Total other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(64.6)	155.0	(40.8)
Unrealized gain (loss) on hedging activities	—	(0.2)	0.1
Pension and postretirement benefit plan adjustment	57.8	1.7	(0.4)
Total other comprehensive (loss) income, net of tax	(6.8)	156.5	(41.1)

Total comprehensive income	1,594.7	1,369.8	1,122.9

Less: Comprehensive income attributable to noncontrolling interests	(12.3)	(13.6)	(8.6)

Comprehensive income attributable to Amphenol Corporation	$1,582.4	$1,356.2	$1,114.3

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars and shares in millions, except per share data)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,197.1	$1,702.0
Short-term investments	44.3	36.1
Total cash, cash equivalents and short-term investments	1,241.4	1,738.1
Accounts receivable, less allowance for doubtful accounts of $43.5 and $44.8, respectively	2,454.8	1,951.6
Inventories	1,894.1	1,462.2
Prepaid expenses and other current assets	367.9	338.9
Total current assets	5,958.2	5,490.8

Property, plant and equipment, net	1,175.3	1,054.6
Goodwill	6,376.8	5,032.1
Other intangible assets, net	756.9	397.5
Other long-term assets	411.2	352.3
Total Assets	$14,678.4	$12,327.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$1,312.0	$1,120.7
Accrued salaries, wages and employee benefits	366.2	291.0
Accrued income taxes	88.8	112.6
Accrued dividends	119.8	86.8
Other accrued expenses	556.3	462.9
Current portion of long-term debt	4.0	230.3
Total current liabilities	2,447.1	2,304.3

Long-term debt, less current portion	4,795.9	3,636.2
Accrued pension and postretirement benefit obligations	193.4	228.6
Deferred income taxes	424.2	299.1
Other long-term liabilities	438.7	407.2
Total Liabilities	8,299.3	6,875.4
Commitments and contingent liabilities (Note 15)

Redeemable noncontrolling interest	19.0	—

Equity:
Class A Common Stock, $0.001 par value; 2,000.0 shares authorized, 600.7 shares issued and 599.1 shares outstanding at December 31, 2021; 1,000.0 shares authorized, 600.7 shares issued and 598.7 shares outstanding at December 31, 2020	0.6	0.6
Additional paid-in capital	2,409.0	2,068.1
Retained earnings	4,278.9	3,705.4
Treasury stock, at cost; 1.6 shares and 2.0 shares as of December 31, 2021 and 2020, respectively	(100.0)	(111.1)
Accumulated other comprehensive loss	(286.5)	(278.1)
Total stockholders’ equity attributable to Amphenol Corporation	6,302.0	5,384.9
Noncontrolling interests	58.1	67.0
Total Equity	6,360.1	5,451.9
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$14,678.4	$12,327.3

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars and shares in millions, except per share data)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests (1)	Equity
Balance as of January 1, 2019	598.4	$0.6	(1.3)	$(55.0)	$1,432.9	$3,028.7	$(390.2)	$47.2	$4,064.2
Net income						1,155.0		9.0	1,164.0
Other comprehensive income (loss)							(40.7)	(0.4)	(41.1)
Acquisitions resulting in noncontrolling interests								30.0	30.0
Purchase of noncontrolling interest					(23.4)			(14.6)	(38.0)
Distributions to shareholders of noncontrolling interests								(5.3)	(5.3)
Purchase of treasury stock			(13.1)	(601.7)					(601.7)
Retirement of treasury stock	(11.1)	—	11.1	514.1		(514.1)			—
Stock options exercised	10.1	—	1.7	71.8	210.5	(35.9)			246.4
Dividends declared ($0.48 per common share)						(285.3)			(285.3)
Stock-based compensation expense					63.0				63.0
Balance as of December 31, 2019	597.4	0.6	(1.6)	(70.8)	1,683.0	3,348.4	(430.9)	65.9	4,596.2
Cumulative effect of adoption of credit loss standard (ASU 2016-13)						(3.8)			(3.8)
Net income						1,203.4		9.9	1,213.3
Other comprehensive income (loss)							152.8	3.7	156.5
Acquisitions resulting in noncontrolling interests								0.3	0.3
Purchase of noncontrolling interest					(2.1)			(5.9)	(8.0)
Distributions to shareholders of noncontrolling interests								(6.9)	(6.9)
Purchase of treasury stock			(12.0)	(641.3)					(641.3)
Retirement of treasury stock	(9.3)	—	9.3	487.4		(487.4)			—
Stock options exercised	12.6	—	2.3	113.6	316.7	(45.2)			385.1
Dividends declared ($0.52 per common share)						(310.0)			(310.0)
Stock-based compensation expense					70.5				70.5
Balance as of December 31, 2020	600.7	0.6	(2.0)	(111.1)	2,068.1	3,705.4	(278.1)	67.0	5,451.9
Net income						1,590.8		10.7	1,601.5
Other comprehensive income (loss)							(8.4)	1.6	(6.8)
Acquisitions resulting in noncontrolling interests								1.8	1.8
Purchase of noncontrolling interest					4.1			(15.3)	(11.2)
Distributions to shareholders of noncontrolling interests								(7.7)	(7.7)
Purchase of treasury stock			(9.3)	(661.7)					(661.7)
Retirement of treasury stock	(8.6)	—	8.6	608.9		(608.9)			—
Stock options exercised	8.6	—	1.1	63.9	253.8	(28.7)			289.0
Dividends declared ($0.635 per common share)						(379.7)			(379.7)
Stock-based compensation expense					83.0				83.0
Balance as of December 31, 2021	600.7	$0.6	(1.6)	$(100.0)	$2,409.0	$4,278.9	$(286.5)	$58.1	$6,360.1

(1)	Excludes redeemable noncontrolling interest.

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Cash from operating activities:
Net income from continuing operations	$1,580.1	$1,213.3	$1,164.0
Adjustments to reconcile net income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	395.6	308.1	312.1
Stock-based compensation expense	83.0	70.5	63.0
Loss on early extinguishment of debt	—	—	14.3
Deferred income tax (benefit) provision	(29.6)	30.8	15.2
Net change in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(398.4)	(146.3)	117.3
Inventories	(263.0)	(102.0)	(3.4)
Prepaid expenses and other current assets	(20.2)	(88.6)	(6.0)
Accounts payable	131.7	204.3	(60.2)
Accrued income taxes	(6.9)	(54.8)	(91.7)
Other accrued liabilities	60.4	148.5	(37.6)
Accrued pension and postretirement benefits	5.8	9.4	7.2
Other long-term assets and liabilities	(14.6)	(1.2)	8.1
Net cash provided by operating activities from continuing operations	1,523.9	1,592.0	1,502.3
Net cash provided by operating activities from discontinued operations	16.2	—	—
Net cash provided by operating activities	1,540.1	1,592.0	1,502.3

Cash from investing activities:
Capital expenditures	(360.4)	(276.8)	(295.0)
Proceeds from disposals of property, plant and equipment	3.7	12.7	7.4
Purchases of short-term investments	(164.5)	(141.6)	(65.4)
Sales and maturities of short-term investments	155.9	123.2	61.6
Acquisitions, net of cash acquired	(2,225.4)	(50.4)	(937.4)
Other	(13.7)	(0.6)	—
Net cash used in investing activities from continuing operations	(2,604.4)	(333.5)	(1,228.8)
Net cash provided by investing activities from discontinued operations	716.9	—	—
Net cash used in investing activities	(1,887.5)	(333.5)	(1,228.8)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	752.1	942.3	1,398.8
Repayments of senior notes and other long-term debt	(912.6)	(404.4)	(1,111.5)
Borrowings under credit facilities	—	1,567.4	—
Repayments under credit facilities	—	(1,568.1)	—
Borrowings (repayments) under commercial paper programs, net	796.3	(385.8)	(229.0)
Payment of costs related to debt financing	(9.3)	(8.7)	(14.9)
Payment of premiums and fees related to early extinguishment of debt	—	—	(13.4)
Payment of acquisition-related contingent consideration	—	(75.0)	—
Payment of deferred purchase price related to acquisitions	(4.1)	(16.2)	—
Purchase of treasury stock	(661.7)	(641.3)	(601.7)
Proceeds from exercise of stock options	288.5	385.7	246.1
Distributions to and purchases of noncontrolling interests	(18.9)	(14.9)	(43.3)
Dividend payments	(346.7)	(297.6)	(279.5)
Transfers to discontinued operations	(28.7)	—	—
Net cash used in financing activities from continuing operations	(145.1)	(516.6)	(648.4)
Net cash used in financing activities from discontinued operations	(0.1)	—	—
Net cash used in financing activities	(145.2)	(516.6)	(648.4)

Effect of exchange rate changes on cash and cash equivalents	(12.3)	68.9	(13.2)

Net (decrease) increase in cash and cash equivalents	(504.9)	810.8	(388.1)
Cash and cash equivalents balance, beginning of year	1,702.0	891.2	1,279.3
Cash and cash equivalents balance, end of year	$1,197.1	$1,702.0	$891.2

Cash paid during the year for:
Interest	$111.9	$104.8	$116.6
Income taxes, net	445.6	337.3	408.3

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Notes to Consolidated Financial Statements

(All amounts included in the following Notes to Consolidated Financial Statements are presented in millions, except share and per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

Business

Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable. The Company sells its products to customers worldwide.

Through December 31, 2021, the Company operated through two reportable business segments:

●	Interconnect Products and Assemblies – The Interconnect Products and Assemblies segment primarily designed, manufactured and marketed a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets.

●	Cable Products and Solutions – The Cable Products and Solutions segment primarily designed, manufactured and marketed cable, value-add products and components for use primarily in the broadband communications and information technology markets, as well as certain applications in other markets.

Effective January 1, 2022, the Company aligned its businesses into three newly formed reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. This new alignment replaces our historic reportable business segments. The Company is in the process of completing the update of its internal reporting to accommodate this new reporting segment structure. The Company will begin reporting its new reportable segments in connection with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2022, including the recasting of relevant prior year period segment information for conformity of presentation. Refer to Note 16 herein for further details related to the Company’s change in its reportable business segments effective January 1, 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s management evaluates these significant estimates and assumptions that affect the consolidated financial statements and related disclosures. Estimates used in calculating certain accounts, including but not limited to, the allowance for doubtful accounts, provisions for slow-moving or obsolete inventory, revenue recognition, income taxes and related valuation allowances, goodwill and intangible assets from acquisitions, and pensions, are developed based on historical experience or other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements are prepared in U.S. dollars and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany account balances and transactions have been eliminated in consolidation. The results of companies acquired are included in the Consolidated Financial Statements from the effective date of acquisition. Similarly, the results of companies divested are included in the Consolidated Financial Statements during the period of Amphenol’s ownership through the date of the divestiture.

Change in Presentation

Certain reclassifications of prior period amounts have been made to conform to the current period presentation, which had no impact on our consolidated results of operations, financial position or cash flows. Specifically, in 2021, the Company reclassified certain benefit costs that were previously recorded within “Other accrued expenses” to “Accrued salaries, wages and employee benefits” on the accompanying Consolidated Balance Sheets, which reclassifications were also reflected for the prior year in order to conform with the current year presentation.

Stock Split

On January 27, 2021, the Company announced that its Board of Directors (the “Board”) approved a two-for-one split of the Company’s Class A Common Stock (“Common Stock”). The stock split was effected in the form of a stock dividend paid to stockholders of record as of the close of business on February 16, 2021. The additional shares were distributed on March 4, 2021, and the Company’s Common Stock began trading on a split-adjusted basis on March 5, 2021. As a result of the stock split, stockholders received one additional share of Common Stock for each share held as of the record date. All current and prior year data impacted by the stock split and presented in the accompanying Consolidated Financial Statements and notes thereto, including but not limited to, number of shares and per share information, stock-based compensation data including stock options and restricted shares and related per share data, basic and diluted earnings per share, and dividends per share amounts, have been adjusted to reflect the effect of the stock split. As a result of the stock split, certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying notes herein. The impact to the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity herein was an increase of $0.3 to Common Stock, with an offsetting decrease in Additional paid-in capital, which has been retroactively adjusted for all periods presented.

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

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets, which generally range from 3 to 12 years for machinery and equipment and office equipment and 20 to 40 years for buildings. Leasehold building improvements are amortized over the shorter of the remaining lease term or estimated useful life of such improvements. The Company periodically reviews fixed asset lives. Depreciation expense is included in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income, dependent upon the specific categorization and use of the underlying asset being depreciated. The Company assesses the impairment of property, plant and equipment subject to depreciation, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no impairments recorded in 2021, 2020 or 2019 as a result of such reviews.

Leases

Amphenol is a lessee of buildings, office space, automobiles and equipment throughout the world, nearly all of which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at lease inception. Lease right-of-use (“ROU”) assets and lease liabilities for existing operating leases are recognized on the Consolidated Balance Sheets. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate leases, which are comprised primarily of manufacturing facilities, warehouses and sales offices, represent the vast majority of our operating lease liabilities and generally have a lease term between 2 and 12 years. The remaining leases consist primarily of machinery and equipment used in production, office equipment and vehicles, each with various lease terms. The vast majority of our leases are comprised of fixed lease payments, with a small percentage of the Company’s real estate leases including lease payments tied to a rate or index which may be subject to variability. Certain real estate leases also include executory costs such as common area maintenance (non-lease component), as well as property insurance and property taxes (non-components). As a practical expedient permitted under Accounting Standards Update No. 2016-02, Leases (Topic 842), we elected to account for the lease and non-lease components as a single lease component for our real estate leases. Lease payments, which may include lease components, non-lease components and non-components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

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

Goodwill

Goodwill represents the excess purchase cost over the fair value of net assets acquired in business combinations. The Company performs its evaluation for the impairment of goodwill for the Company’s two reporting units on an annual basis as of each July 1 or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company reviews its reporting unit structure each year or more frequently based on changes in our organization. Through December 31, 2021, we continued to define our reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”.

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

In 2020, when testing for goodwill impairment, the Company performed a quantitative goodwill impairment assessment for each reporting unit.  As part of the quantitative assessment, the Company estimated the fair value of each of its reporting units using a market approach.  The Company believes the market-based guideline public company method provides the best indicator of fair value, by utilizing market prices and other relevant metrics for comparable publicly traded companies with similar operating and investment characteristics, as well as recent transactions of similar businesses within the industry.  Significant judgments, estimates and assumptions were used in the Company’s goodwill impairment assessment, including historical profitability data, the determination and selection of appropriate publicly traded market comparison companies, and the calculation of comparable earnings-based and other multiples derived from comparable publicly traded companies and from recent transactions within the industry.  As there are inherent uncertainties and management’s judgment related to impairment analyses, the Company evaluated whether there were reasonably likely changes to management’s estimates and assumptions that would have a material impact on the results of the goodwill impairment assessment.  As of July 1, 2020, the Company determined that the fair value of each of the Company’s reporting units was substantially in excess of their respective carrying amounts, and therefore, no goodwill impairment resulted from the assessment.

The Company has not recognized any goodwill impairment in 2021, 2020 or 2019 in connection with our annual impairment assessments.

Intangible Assets

Intangible assets consist primarily of customer relationships, proprietary technology and license agreements and are generally amortized over the estimated periods of benefit. The fair value associated with acquired identifiable intangible assets are generally valued based on discounted cash flow analyses, independent appraisals and certain estimates made by management. The Company assesses and reviews its identifiable intangible assets, other than goodwill and including identifiable intangible assets subject to amortization, for potential impairment whenever events or changes in circumstances indicate the intangible asset’s carrying amount may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, anticipated future cash flows and significant negative economic trends. Any indefinite-lived intangible assets that are not subject to amortization, which are comprised of certain trade names, are reviewed at least annually for impairment. In the third quarter of 2021, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets.  Based on our assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no impairment associated with our intangible assets in 2021, 2020 or 2019 as a result of such reviews.

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

Discontinued Operations and Held for Sale Accounting

The Company reports a component of an entity or group of components of an entity as a discontinued operation and held for sale upon acquisition if the Company has (i) executed a plan to sell the business as of the acquisition date or (ii) has begun to formulate a plan to sell the business and either currently meets or expects to meet the held for sale criteria within three months. An entity meets the held for sale criteria when (i) management, having the authority to approve the action, commits to a plan to sell the discontinued operation, the plan of which is unlikely to have any significant changes or to be withdrawn, (ii) the completed sale is probable within one year and (iii) an active program to locate a buyer has been initiated with the operation actively marketed for sale at a price that is reasonable in relation to its current fair value and for immediate sale in its present condition. The assets acquired and liabilities assumed from an entity that qualifies for held for sale accounting are measured and recorded at fair value less costs to sell, and are recorded as current assets held for sale and current liabilities held for sale when the planned sale is expected to close within one year. The Company separately accounts for the operating results and related cash flows associated with discontinued operations until such operations are divested; such discontinued operations are reported separately from the operating results and related cash flows associated with continuing operations in the accompanying Consolidated Financial Statements. For the year ended December 31, 2021, the comprehensive income associated with discontinued operations was not material and has not been separately presented in the Consolidated Statements of Comprehensive Income. For further information related to the Company’s discontinued operations, refer to Note 12 herein.

Revenue Recognition

Topic 606

The Company’s net sales in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 are presented under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (collectively with its related subsequent amendments, “Topic 606”). The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. The vast majority of our sales are recognized when products are shipped from our facilities or delivered to our customers, depending on the respective contractual terms. A nominal portion of our contracts have revenue recognized over time as control of the goods transfers, rather than when the goods are delivered, and title, risk and reward of ownership are passed to the customer, since they have no alternative use and for which the Company has an enforceable right to payment, including a reasonable profit margin, from the customer for performance completed to date. Refer to Note 14 herein for further discussion regarding the Company’s disaggregation of net sales.

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

The vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point or (ii) when the product arrives at its destination. For the years ended December 31, 2021, 2020 and 2019, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs. This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods, which is generally commensurate with this transfer of control. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Consolidated Balance Sheets were not material as of December 31, 2021 and 2020.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months. Nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of December 31, 2021 and 2020.

Sales to Distributors and Resellers

Sales to certain distributors and resellers are made under terms allowing certain price adjustments and limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustment claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material to the Consolidated Balance Sheets as of December 31, 2021 and 2020.

Warranty

Standard product warranty coverage, which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, is typically offered, while extended or separately priced warranty coverage is typically not offered. The warranty claim is generally limited to a credit equal to the purchase price or a promise to repair or replace the product for a specified period of time at no additional charge. We estimate our warranty liability based on historical experience, product history, and current trends, and record warranty expense in Cost of sales in the Consolidated Statements of Income. Warranty liabilities and related warranty expense have not been and were not material in the accompanying Consolidated Financial Statements as of and for the years ended December 31, 2021, 2020 and 2019.

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

Contract Assets and Contract Liabilities

The Company records contract assets or contract liabilities depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract assets represent unbilled receivables, which generally arise when revenue recognized over time exceed amounts billed to customers. Contract liabilities represent billings or advanced consideration received from customers in excess of revenue recognized to date. As the Company’s performance obligations are typically less than one year, these amounts are generally recorded as current in the accompanying Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of December 31, 2021 and 2020. Contract assets and contract liabilities recorded in the Consolidated Balance Sheets were not material as of December 31, 2021 and 2020.

Contract Costs

The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that such costs are explicitly chargeable to the customer and the benefit associated with the costs is expected to be longer than one year. Otherwise, such costs are expensed as incurred and recorded within Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Incremental costs to fulfill customer orders, which are mostly comprised of pre-production and set-up costs, are generally capitalized to the extent such costs are contractually guaranteed to be reimbursed by the customer. Otherwise, such costs are expensed as incurred. Capitalized contract costs to obtain a contract or to fulfill a contract that are not accounted for under other existing accounting standards are recorded as either other current or long-term assets on the accompanying Consolidated Balance Sheets, depending on the timing of when the Company expects to recognize the expense, and are generally amortized consistent with the timing of when transfer of control of the related goods occurs. Such capitalized contract costs were not material as of December 31, 2021 and 2020, and the related amortization expense was not material for the years ended December 31, 2021, 2020 and 2019.

Retirement Pension Plans

Costs for retirement pension plans include current service costs and amortization of prior service costs over the average working life expectancy. It is the Company’s policy to fund current pension costs taking into consideration minimum funding requirements and maximum tax deductible limitations. The expense of retiree medical benefit programs is recognized during the employees’ service with the Company. The recognition of expense and the related obligation for retirement pension plans and medical benefit programs is significantly impacted by estimates and assumptions made by management such as discount rates used to value certain liabilities, expected return on assets, mortality projections and future health care costs. The Company uses third-party specialists such as actuaries and investment advisors to assist management in appropriately measuring the expense and obligations associated with pension and other postretirement plan benefits.

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

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted.  Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States.  As of December 31, 2021, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,000 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated. In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries. It is not practicable to determine the deferred tax liability with respect to such basis differences. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

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

As a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the global intangible low-taxed income (“GILTI”) provision imposed a tax on certain earnings of foreign subsidiaries. The Company elected an accounting policy to account for GILTI as a period cost. The U.S. Treasury Department has issued final interpretive guidance relating to certain provisions of the Tax Act and proposed additional guidance related to the same provisions. The Company will account for the impact of additional guidance in the period in which any new guidance is released, if appropriate.

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

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred. Research and development expenses for the creation of new and improved products and processes were $317.7, $260.7, and $234.2, for the years 2021, 2020 and 2019, respectively, and are included in Selling, general and administrative expenses.

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

Net Income per Common Share

Basic income per common share is based on the net income attributable to Amphenol Corporation for the year divided by the weighted average number of common shares outstanding. Diluted income per common share assumes the exercise of outstanding dilutive stock options using the treasury stock method. Refer to Note 8 of the Notes to Consolidated Financial Statements for a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, used in the calculation of earnings per share (basic and diluted) from continuing operations, discontinued operations and for total Amphenol Corporation.

Treasury Stock

Treasury stock purchases are recorded at cost. Any issuances from treasury shares are recorded using the weighted average cost method.

Noncontrolling Interests

The Company presents noncontrolling interests in consolidated entities as its own caption within equity, separate from the Company’s equity attributable to Amphenol Corporation stockholders, to the extent that such noncontrolling interests do not have redemption features that are not solely within the control of the Company, as discussed below. Net income from continuing operations attributable to noncontrolling interests is classified below net income from continuing operations. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.

Redeemable Noncontrolling Interest (i.e. Temporary Equity)

The Company reports noncontrolling interests in the mezzanine (“temporary equity”) section, between liabilities and equity, of the Consolidated Balance Sheets, to the extent that such noncontrolling interests have redemption features, such as a put option, that is redeemable at a fixed or determinable price on a fixed or determinable date at the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company. The carrying amount of the redeemable noncontrolling interest, initially valued at fair value as part of acquisition accounting, is adjusted each reporting period to equal the greater of the (i) redemption value and (ii) carrying value of the noncontrolling interest, adjusted each reporting period for income or loss attributable to the noncontrolling interest and any distributions made to date. The redemption value is generally calculated based on a multiple of earnings, which, for the redeemable NCI currently outstanding, approximates fair value. Any measurement adjustments, if applicable, to the redeemable noncontrolling interest are recognized in Additional paid-in capital in the Consolidated Balance Sheets. Due to its redeemable features that are outside the control of the Company, the redeemable noncontrolling interest typically is and will continue to be reported in the mezzanine (temporary equity) section, between liabilities and equity, in the Consolidated Balance Sheets for as long as the put option is exercisable by the option holder. Refer to Note 5 herein for further details related to the redeemable noncontrolling interest.

Derivative Financial Instruments

The Company records each of its derivatives at fair value within the accompanying Consolidated Balance Sheets, and the respective accounting treatment for each derivative is based on its hedge designation. We do not enter into derivative financial instruments for trading or speculative purposes, and our derivative financial instruments are with large financial institutions with strong credit ratings. As of December 31, 2021, the Company does not have any significant concentration of exposure with any one counterparty. Refer to Note 5 herein for further discussion of our derivative financial instruments.

Cash Flow Hedges

The Company periodically utilizes derivative financial instruments in the management of interest rate and foreign currency exposures. Such cash flow hedges include foreign exchange forward contracts to hedge exposure to foreign currency exchange rate fluctuations for certain transactions denominated in foreign currencies. As of December 31, 2021 and 2020, the aggregate notional value of our outstanding cash flow hedge contracts was approximately $20 and $94, respectively. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in Accumulated other comprehensive income (loss), and subsequently reflected in Cost of sales in the Consolidated Statements of Income in a manner that matches the timing of the actual income or expense of such instruments with that of the hedged transaction. Any ineffective portion of the change in the fair value of designated hedging instruments is included in the Consolidated Statements of Income. Cash flows associated with cash flow hedges are classified and reported consistent with the cash flows associated with the underlying hedged item.

Net Investment Hedges

The Company is exposed to variability in the U.S. dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, the Company enters into foreign exchange forward contracts to hedge the net investments in certain foreign subsidiaries from which we expect to repatriate earnings to the United States. As of December 31, 2021 and 2020, the aggregate notional value of our outstanding net investment hedge contracts was $250 and $250, respectively. For such instruments that are designated and qualify as a net investment hedge, the effective portion of the hedging instrument’s gain or loss is reported as a component of other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The gain or loss will be subsequently reclassified into net earnings if the net investment in the hedged foreign operation is either sold or substantially liquidated. Cash flows associated with net investment hedges are classified and reported within investing activities in the Consolidated Statements of Cash Flow. Cash flows associated with our net investment hedges were not material for the years ended December 31, 2021, 2020 and 2019.

Non-Designated Derivatives

The Company enters into certain derivative financial instruments, from time to time, that are not designated as hedging instruments. The Company enters into such foreign exchange forward contracts to reduce and minimize the impact of foreign currency fluctuations arising from the change in fair value of certain foreign currency denominated assets and liabilities. These non-designated derivative instruments are adjusted to fair value each period through earnings, within the financial statement line item to which the derivative instrument relates. For each of the three years ended December 31, 2021, such non-designated derivative instruments, including their impact to the Consolidated Statements of Income, were not material to the Company. Cash flows associated with non-designated hedges are classified and reported consistent with the cash flows associated with the underlying hedged item.

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

In May 2020, the Securities and Exchange Commission (the “SEC”) issued a new rule regarding the financial statement requirements for acquisitions and dispositions of a business, which included, among other things, amending (i) certain criteria in the significance tests for acquired or to-be-acquired businesses, (ii) related pro forma financial information requirements, including its form and content, and (iii) related disclosure requirements, including the number of acquiree financial statement periods required to be presented in SEC filings. The final rule was effective for fiscal years beginning after December 31, 2020, with early application permitted. The Company evaluated this SEC final rule, which we adopted on January 1, 2021. To date, the final rule has not had a material impact on our consolidated financial statements. Its impact on any future SEC filings will be dependent on the size of future business combinations and/or divestitures.

In November 2020, the SEC issued Final Rule Release No. 33-10890 Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information that modernizes and simplifies various aspects and financial disclosure requirements in Regulation S-K, specifically related to Item 301 “Selected Financial Data”, Item 302 “Supplementary Financial Information” and Item 303 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). The intent of this final rule was to (i) eliminate duplicative disclosures, (ii) enhance and promote more principles-based MD&A disclosures with the objective of making them more meaningful for investors, all while (iii) simplifying the compliance requirements and efforts for registrants, by providing them with the flexibility to present management’s perspective on the registrant’s financial condition and results of operations. As a result of the Company’s adoption of this final rule, the previously required disclosure under Item 6. Selected Financial Data has been removed from this Annual Report on Form 10-K (“Annual Report”). In addition, as there have not been any material retrospective changes to the Consolidated Statements of Income for any of the quarters in the previous two years, the selected quarterly financial data disclosure has also been removed from the accompanying Notes to Consolidated Financial Statements. While most of the changes reduced or removed previously required information and disclosures, the final rule did expand the disclosure requirements surrounding certain aspects of MD&A under Regulation S-K. The final rule was published in the Federal Register on January 11, 2021, became effective on February 10, 2021, and registrants are required to comply with this final rule in the registrant’s first fiscal year ending on or after August 9, 2021. The Company evaluated this SEC final rule, which was adopted and whose requirements and amendments were incorporated, in its entirety, within this Annual Report. The application of this SEC final rule did not have a material impact on this current SEC filing nor is it expected to have a material impact on future SEC filings.

Other Recently Issued Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805 by now requiring acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The intent of ASU 2021-08 is to address diversity in practice and improve comparability for both the recognition and measurement of acquired revenue contracts by providing (i) guidance on how to determine whether a contract liability is recognized by the acquirer in a business combination and (ii) specific guidance on how to recognize and measure contract assets and contract liabilities from revenue contracts in a business combination. ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, and the amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company is currently evaluating ASU 2021-08 and its potential impact on our consolidated financial statements.

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced in July 2017 its intent to phase out the use of LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration published a consultation on its intention to extend the publication of certain U.S. dollar LIBOR (“USD LIBOR”) rates until June 30, 2023. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred benchmark alternative to USD LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU 2021-01 Reference Rate Reform (Topic 848): Scope, which permits entities to elect certain optional expedients and exceptions when accounting for derivatives and certain hedging relationships affected by changes in interest rates and the transition. Effective November 30, 2021, the Revolving Credit Facility no longer references LIBOR for interest rate determinations. Due to our current limited reliance on borrowings tied to LIBOR, the Company currently believes that the LIBOR transition will not have a material impact on its financial condition, results of operations or cash flows.

Note 2—Inventories

The components of Inventories are comprised of:

	December 31,
	2021	2020
Raw materials and supplies	$818.4	$587.4
Work in process	511.5	410.7
Finished goods	564.2	464.1
	$1,894.1	$1,462.2

Note 3—Property, Plant and Equipment, Net

The components of Property, plant and equipment, net are summarized as follows:

	December 31,
	2021	2020
Land and improvements	$34.9	$33.5
Buildings and improvements	420.6	394.3
Machinery and equipment	2,332.3	2,040.1
Office equipment and other	349.1	325.3
	3,136.9	2,793.2
Accumulated depreciation	(1,961.6)	(1,738.6)
	$1,175.3	$1,054.6

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $302.9, $252.7 and $240.0, respectively.

Note 4—Long-Term Debt

Long-term debt consists of the following:

		December 31, 2021		December 31, 2020
		Carrying	Approximate	Carrying	Approximate
	Maturity	Amount	Fair Value (1)	Amount	Fair Value (1)
Revolving Credit Facility	November 2026	$—	$—	$—	$—
U.S. Commercial Paper Program (less unamortized discount of nil and nil at December 31, 2021 and 2020, respectively)	November 2026	795.2	795.2	—	—
Euro Commercial Paper Program (plus unamortized premium of nil and nil at December 31, 2021 and 2020, respectively)	November 2026	—	—	—	—
3.125% Senior Notes (less unamortized discount of nil at December 31, 2020	September 2021	—	—	227.7	231.6
4.00% Senior Notes (less unamortized discount of $0.1 at December 31, 2020	February 2022	—	—	294.9	303.6
3.20% Senior Notes (less unamortized discount of $0.1 and $0.2 at December 31, 2021 and 2020, respectively)	April 2024	349.9	363.5	349.8	378.1
2.050% Senior Notes (less unamortized discount of $0.4 and $0.6 at December 31, 2021 and 2020, respectively)	March 2025	399.6	407.4	399.4	420.7
0.750% Euro Senior Notes (less unamortized discount of $1.8 and $2.4 at December 31, 2021 and 2020, respectively)	May 2026	565.5	579.0	608.4	633.6
2.000% Euro Senior Notes (less unamortized discount of $1.9 and $2.4 at December 31, 2021 and 2020, respectively)	October 2028	565.4	626.7	608.4	694.9
4.350% Senior Notes (less unamortized discount of $0.3 and $0.4 at December 31, 2021 and 2020, respectively)	June 2029	499.7	567.7	499.6	608.4
2.800% Senior Notes (less unamortized discount of $0.6 and $0.6 at December 31, 2021 and 2020, respectively)	February 2030	899.4	928.3	899.4	987.8
2.200% Senior Notes (less unamortized discount of $2.7 at December 31, 2021	September 2031	747.3	733.4	—	—
Other debt	2022-2032	8.6	8.6	6.7	6.7
Less: unamortized deferred debt issuance costs		(30.7)	—	(27.8)	—
Total debt		4,799.9	5,009.8	3,866.5	4,265.4
Less: current portion		4.0	4.0	230.3	234.2
Total long-term debt		$4,795.9	$5,005.8	$3,636.2	$4,031.2
(1)	The fair value of each series of the Company’s Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5).

Revolving Credit Facility

On November 30, 2021, the Company amended and restated its $2,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”). As a result, the Revolving Credit Facility no longer references LIBOR for interest rate determinations. The Revolving Credit Facility maintains the lenders’ aggregate commitments under the facility at $2,500.0. The Revolving Credit Facility matures in November 2026 and gives the Company the ability to borrow, in various currencies, at a spread that varies based on the Company’s debt rating over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term SOFR. The Company may utilize the Revolving Credit Facility for general corporate purposes.

Due to the significant volatility in the credit and capital markets resulting from the outbreak of the COVID-19 pandemic, the Company borrowed approximately $1,255.6 under the Revolving Credit Facility in the first quarter of 2020, at a weighted average interest rate of 1.82%. The outstanding borrowings as of March 31, 2020 included €200.0 ($217.4 at date of issuance) of euro-denominated borrowings, with the remainder of the outstanding borrowings denominated in U.S. dollars. The borrowings under the Revolving Credit Facility during the first quarter of 2020 were used in part to repay outstanding balances under the U.S. Commercial Paper Program and the Euro Commercial Paper Program (each as defined below). During the second quarter of 2020, the Company repaid all of the outstanding borrowings under the Revolving Credit Facility using cash and cash equivalents on hand as well as the net proceeds from the 2026 Euro Notes (defined below). At December 31, 2021 and 2020, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value due primarily to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. The maturities of the USCP Notes vary, but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. On April 7, 2021, a combination of borrowings under the U.S. Commercial Paper Program and cash on hand were used to fund the acquisition of MTS Systems Corporation (“MTS”). In 2021, the Company also used borrowings under the U.S. Commercial Paper Program to (i) redeem, in the third quarter of 2021, its unsecured 3.125% Senior Notes (the “2021 Senior Notes”) due September 15, 2021, of which $227.7 aggregate principal amount was outstanding and (ii) redeem, in the fourth quarter of 2021, its unsecured 4.00% Senior Notes (the “2022 Senior Notes”) due February 1, 2022, of which $295.0 aggregate principal amount was outstanding. At December 31, 2021, the amount of USCP Notes outstanding was $795.2, with a weighted average interest rate of 0.29%. At December 31, 2020, there were no USCP Notes outstanding under the U.S. Commercial Paper Program.

In July 2018, the Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) entered into a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”) pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary, but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. In addition, effective April 14, 2020 through March 22, 2021, a subsidiary of the Company was able to issue ECP Notes through the Bank of England’s COVID Corporate Financing Facility (the “BOE Facility”). The BOE Facility expired on March 22, 2021, although the Company did not borrow under the BOE Facility. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. At December 31, 2021 and 2020, there were no ECP Notes outstanding under the Euro Commercial Paper Program.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of December 31, 2021, the authorization from the Board limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate.  The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary.  Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes.  The Commercial Paper is classified as long-term debt in the accompanying Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The Commercial Paper is actively traded and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The carrying value of Commercial Paper borrowings approximates their fair value.

U.S. Senior Notes

On September 14, 2021, the Company issued $750.0 principal amount of unsecured 2.200% Senior Notes due September 15, 2031 at 99.634% of face value (the “2031 Senior Notes”). The 2031 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2031 Senior Notes is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2022. Prior to June 15, 2031, the Company may, at its option, redeem some or all of the 2031 Senior Notes at any time by paying the redemption price (which includes a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after June 15, 2031, the Company may, at its option, redeem some or all of the 2031 Senior Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The Company used the net proceeds from the 2031 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

On February 20, 2020, the Company issued $400.0 principal amount of unsecured 2.050% Senior Notes due March 1, 2025 at 99.829% of face value (the “2025 Senior Notes”). The 2025 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2025 Senior Notes is payable semiannually on March 1 and September 1 of each year, commencing on September 1, 2020.  Prior to February 1, 2025, the Company may, at its option, redeem some or all of the 2025 Senior Notes at any time by paying the redemption price (which includes a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after February 1, 2025, the Company may, at its option, redeem some or all of the 2025 Senior Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.  On April 1, 2020, the Company used the net proceeds from the 2025 Senior Notes, together with cash on hand, to repay the $400.0 outstanding principal amount of unsecured 2.20% Senior Notes due April 1, 2020 upon maturity.

On January 9, 2019, the Company issued $500.0 principal amount of unsecured 4.350% Senior Notes due June 1, 2029 at 99.904% of face value (the “2029 Senior Notes”). The 2029 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2029 Senior Notes is payable semiannually on June 1 and December 1 of each year, commencing on June 1, 2019.  Prior to March 1, 2029, the Company may, at its option, redeem some or all of the 2029 Senior Notes at any time by paying the redemption price (which includes a make-whole premium), plus accrued and unpaid interest, if any, to the date of redemption. If redeemed on or after March 1, 2029, the Company may, at its option, redeem some or all of the 2029 Senior Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. In January 2019, the Company used the net proceeds from the 2029 Senior Notes, along with proceeds from borrowings under the U.S. Commercial Paper Program, to repay the $750.0 outstanding principal amount of unsecured 2.55% Senior Notes due in January 2019.

On September 4, 2019, the Company commenced tender offers (the “Tender Offers”) to purchase for cash any and all of the Company’s then outstanding (i) $375.0 principal amount of the 2021 Senior Notes and (ii) $500.0 principal amount of the 2022 Senior Notes. On September 11, 2019, as a result of the Tender Offers, the Company accepted for payment $147.3 aggregate principal amount of the 2021 Senior Notes and $205.0 aggregate principal amount of the 2022 Senior Notes for 101.9% and 104.5% of par value, respectively (collectively, the “Tendered Notes”), plus accrued and unpaid interest to, but not including, the settlement date of the Tender Offers. The total consideration for the Tendered Notes was $368.8, which in addition to the Tendered Notes, included $13.4 of premiums and fees paid related to the early extinguishment of debt and $3.1 of accrued interest. For the year ended December 31, 2019, the Company recorded a loss on early debt extinguishment of $14.3 ($12.5 after-tax, or $0.02 per diluted share) within Loss on early extinguishment of debt on the accompanying Consolidated Statements of Income. This charge was primarily comprised of the premiums and fees incurred related to the Tendered Notes, along with the non-cash charge associated with the write-off of the remaining unamortized deferred debt issuance costs associated with the Tendered Notes.

On September 10, 2019, the Company issued $900.0 principal amount of unsecured 2.800% Senior Notes due February 15, 2030 at 99.920% of face value (the “2030 Senior Notes”). The 2030 Senior Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on the 2030 Senior Notes is payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2020. Prior to November 15, 2029, the Company may, at its option, redeem some or all of the 2030 Senior Notes at any time by paying the redemption price (which includes a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after November 15, 2029, the Company may, at its option, redeem some or all of the 2030 Senior Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In September 2019, the Company used the net proceeds from the 2030 Senior Notes to fund the cash consideration payable in the Tender Offers, with the remaining net proceeds being used for general corporate purposes, including to partially reduce outstanding borrowings related to the U.S. Commercial Paper Program.

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and, with certain exceptions, a make-whole premium.

Euro Senior Notes

On May 4, 2020, the Euro Issuer issued €500.0 (approximately $545.4 at date of issuance) principal amount of unsecured 0.750% Senior Notes due May 4, 2026 at 99.563% of face value (the “2026 Euro Notes” or the “0.750% Euro Senior Notes”). The 2026 Euro Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on the 2026 Euro Notes is payable annually on May 4 of each year, commencing on May 4, 2021. Prior to February 4, 2026, the Company may, at its option, redeem some or all of the 2026 Euro Notes at any time by paying the redemption price (which includes a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after February 4, 2026, the Company may, at its option, redeem some or all of the 2026 Euro Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The Company used the net proceeds from the 2026 Euro Notes to repay amounts outstanding under the then existing revolving credit facility.

In 2018, the Euro Issuer issued €500.0 (approximately $574.6 at date of issuance) principal amount of unsecured 2.000% Senior Notes due October 8, 2028 at 99.498% of face value (the “2028 Euro Notes” or the “2.000% Euro Senior Notes”, collectively with the 2026 Euro Notes, the “Euro Notes”, and collectively with the U.S. Senior Notes and 2026 Euro Notes, the “Senior Notes”). The 2028 Euro Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on the 2028 Euro Notes is payable annually on October 8 of each year, commencing on October 8, 2019.  Prior to July 8, 2028, the Company may, at its option, redeem some or all of the 2028 Euro Notes at any time by paying the redemption price (which includes a make-whole premium), plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If redeemed on or after July 8, 2028, the Company may, at its option, redeem some or all of the 2028 Euro Notes at any time by paying the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The Company used a portion of the net proceeds from the 2028 Euro Notes to repay a portion of the outstanding amounts under its Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes.

The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Company’s Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements.

The maturity of the Company’s debt (exclusive of unamortized deferred debt issuance costs as of December 31, 2021) over each of the next five years ending December 31 and thereafter, is as follows:

2022	$4.0
2023	1.1
2024	350.1
2025	400.4
2026	1,362.6
Thereafter	2,712.4
$4,830.6

At December 31, 2021, the Company had approximately $53.8 of uncommitted standby letter of credit facilities, of which $32.9 were issued.

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

The Company believes that the assets or liabilities currently subject to such standards with fair value disclosure requirements are primarily debt instruments, pension plan assets, short-term investments, and derivative instruments. Each of these assets and liabilities is discussed below, with the exception of debt instruments and pension plan assets, which are covered in Note 4 and Note 9, respectively, herein, as well as the fair value of assets acquired and liabilities assumed as part of acquisition accounting, which is covered in Note 11 herein. Substantially all of the Company’s short-term investments consist of certificates of deposit with original maturities of twelve months or less and as such, are considered as Level 1 in the fair value hierarchy as they are traded in active markets for identical assets. The carrying amounts of these instruments, the majority of which are in non-U.S. bank accounts, approximate their fair value. The Company’s derivative instruments primarily consist of foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2021 and December 31, 2020 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
2021	Total	Assets (Level 1)	(Level 2)	(Level 3)
Short-term investments	$44.3	$44.3	$—	$—
Forward contracts	(0.4)	—	(0.4)	—
Redeemable noncontrolling interest	(19.0)	—	—	(19.0)
Total	$24.9	$44.3	$(0.4)	$(19.0)

2020
Short-term investments	$36.1	$36.1	$—	$—
Forward contracts	(2.7)	—	(2.7)	—
Total	$33.4	$36.1	$(2.7)	$—

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of December 31, 2021, the fair value of such foreign exchange forward contracts in the table above consisted primarily of (i) one outstanding foreign exchange forward contract accounted for as a cash flow hedge, expiring in September 2022, (ii) various outstanding foreign exchange forward contracts accounted for as net investment hedges and (iii) various outstanding foreign exchange forward contracts that are not designated as hedging instruments. As of December 31, 2021 and 2020, the fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, depending on their value and remaining contractual period. For further discussion on the Company’s derivative financial instruments and related policies, refer to Note 1 herein.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interest as of December 31, 2021 was entirely related to an acquisition that closed in December 2021, and based on the terms of the agreement, will remain in temporary equity until the put option is either exercised and the entire redeemable noncontrolling interest is fully settled or the put option expires. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable NCI currently outstanding, approximates fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy as included in the table above. Since the initial measurement of the redeemable noncontrolling interest was recorded in December 2021, there were no material redemption value adjustments to the initial redemption value recorded as of December 31, 2021.  Refer to Note 1 herein for further discussion of redeemable noncontrolling interests.

As defined and further discussed in Note 12 herein, the Divested MTS business met the held for sale criteria upon the acquisition of MTS on April 7, 2021. As a result, the disposal group was measured at fair value less costs to sell, which is considered a Level 3 fair value measurement based on the transaction’s expected consideration. At each reporting period in 2021, the Company reassessed the fair value of these assets held for sale and liabilities held for sale and noted that the carrying value of the disposal group did not exceed its fair value less costs to sell. At December 31, 2021, there were no assets held for sale nor liabilities held for sale on the Consolidated Balance Sheets, as a result of the sale of the Divested MTS business in December 2021, as discussed in further detail in Note 12 herein.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting as well as the assets held for sale and liabilities held for sale discussed above, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6—Income Taxes

The components of income from continuing operations before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
Income from continuing operations before income taxes:
United States	$407.3	$310.3	$318.6
Foreign	1,581.9	1,216.3	1,177.3
	$1,989.2	$1,526.6	$1,495.9
Current tax provision (benefit):
United States	$86.8	$(5.7)	$22.9
Foreign	351.9	288.2	293.8
	438.7	282.5	316.7
Deferred tax provision (benefit):
United States	(35.4)	43.0	35.8
Foreign	5.8	(12.2)	(20.6)
	(29.6)	30.8	15.2
Total provision for income taxes	$409.1	$313.3	$331.9

The United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”) in 2017. As a result, in 2017, the Company recorded a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. In the second quarter of 2021, the Company paid the fourth annual installment of the Transition Tax, net of applicable tax credits and deductions. The Company will pay the balance of the Transition Tax, net of applicable tax credits and deductions, over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2021 and 2020. In addition, as a result of the Tax Act, the Company also recorded a tax charge, in 2017, related to changes in the Company’s permanent reinvestment assertion, due to our intention to repatriate prior accumulated unremitted earnings from certain foreign subsidiaries over time. We will pay such taxes when those respective earnings are repatriated.

At December 31, 2021, the Company had $156.7 of foreign tax loss carryforwards, $84.1 of U.S. state tax loss carryforwards and $13.8 of U.S. federal tax loss carryforwards, of which $114.3, $84.1 and $13.8, respectively, will either expire or be refunded at various dates through 2041 and the balance can be carried forward indefinitely.  At December 31, 2021, the Company had $0.6 of foreign tax credit carryforwards, $17.0 of U.S. state tax credit carryforwards, and $0.9 of U.S. federal tax credit carryforwards, of which $0.4, $11.0, and $0.9, respectively, will either expire or be refunded at various dates through 2041 and the balance can be carried forward indefinitely.

A valuation allowance of $44.9 and $40.1 at December 31, 2021 and 2020, respectively, has been recorded which relates primarily to the U.S. state and foreign net operating loss carryforwards and U.S. state tax credits. The valuation allowance for deferred tax assets increased by $4.8 and $4.9 in 2021 and 2020, respectively, which was primarily driven by U.S. state and foreign net operating loss carryforwards in both years.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
State and local taxes	0.8	0.8	0.7
Foreign earnings and dividends taxed at different rates	1.8	2.1	1.4
U.S. tax on foreign income	0.6	0.8	1.2
Excess tax benefits related to stock-based compensation	(3.2)	(2.8)	(2.5)
Settlements of uncertain tax positions in foreign jurisdictions including refund claims and related deferred taxes	(0.7)	(1.3)	—
Other, net	0.3	(0.1)	0.4
Effective tax rate	20.6%	20.5%	22.2%

The components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2021	2020
Deferred tax assets relating to:
Accrued liabilities and reserves	$60.0	$54.2
Operating lease liabilities	56.4	52.7
Operating loss and tax credit carryforwards	62.6	62.8
Pensions	20.3	36.4
Inventories	60.2	49.0
Employee benefits	37.9	35.2
Total deferred tax assets	297.4	290.3
Valuation allowance	(44.9)	(40.1)
Total deferred tax assets, net of valuation allowances	252.5	250.2

Deferred tax liabilities relating to:
Goodwill	234.2	202.1
Depreciation and amortization	176.0	81.5
Operating lease right-of-use assets	56.4	52.7
Unremitted foreign earnings	119.1	114.9
Total deferred tax liabilities	585.7	451.2

Net deferred tax liability	$333.2	$201.0

Classification of deferred tax assets and liabilities, as reflected on the Consolidated Balance Sheets:
Other long-term assets	$91.0	$98.1
Deferred income taxes	424.2	299.1
Net deferred tax liability, long-term	$333.2	$201.0

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2021, 2020 and 2019 is shown below.

	2021	2020	2019
Unrecognized tax benefits as of January 1	$135.3	$159.1	$130.5
Gross increases for tax positions in prior periods	6.5	5.4	20.9
Gross increases for tax positions in current period	8.2	16.4	9.0
Settlements	—	(38.8)	—
Lapse of statutes of limitations	(2.3)	(6.8)	(1.3)
Unrecognized tax benefits as of December 31	$147.7	$135.3	$159.1

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2021, 2020 and 2019, the provision for income taxes included a net (benefit) expense of ($4.6), $2.8 and $4.4, respectively, in estimated interest and penalties. As of December 31, 2021, 2020 and 2019, the liability for unrecognized tax benefits included $34.5, $39.2 and $42.2, respectively, for tax-related interest and penalties.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2021 and 2020, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $177.6 and $169.3, respectively. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $12.6.

Note 7—Equity

Stock-Based Compensation:

For the years ended December 31, 2021, 2020 and 2019, the Company’s Income from continuing operations before income taxes was reduced for stock-based compensation expense of $83.0, $70.5 and $63.0, respectively, the expense of which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. In addition, for the years ended December 31, 2021, 2020 and 2019, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $71.7, $50.7 and $46.0, respectively, in Provision for income taxes in the accompanying Consolidated Statements of Income. These aggregate income tax benefits during the years ended December 31, 2021, 2020 and 2019 include excess tax benefits of $63.4, $42.8 and $38.1, respectively, from option exercises. The impact associated with recognizing excess tax benefits from option exercises in the provision for income taxes on our consolidated financial statements could result in significant fluctuations in our effective tax rate in the future, since the provision for income taxes will be impacted by the timing and intrinsic value of future stock-based compensation award exercises.

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 60,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 40,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of December 31, 2021, there were 43,277,741 shares of Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan. Options granted under the 2017 Option

Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for 2019, 2020 and 2021 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2019	71,101,336	$29.88	6.81
Options granted	12,363,400	44.76
Options exercised	(11,694,504)	21.07
Options forfeited	(419,820)	39.08
Options outstanding at December 31, 2019	71,350,412	33.85	6.75
Options granted	12,220,400	45.12
Options exercised	(14,969,624)	25.80
Options forfeited	(615,540)	41.55
Options outstanding at December 31, 2020	67,985,648	37.58	6.79
Options granted	7,543,589	66.65
Options exercised	(9,692,199)	29.87
Options forfeited	(536,290)	48.00
Options outstanding at December 31, 2021	65,300,748	$42.00	6.47	$2,968.8
Vested and non-vested options expected to vest at December 31, 2021	62,319,077	$41.64	6.40	$2,855.5
Exercisable options at December 31, 2021	33,920,465	$35.27	5.19	$1,770.3

A summary of the status of the Company’s non-vested options as of December 31, 2021 and changes during the year then ended is as follows:

		Weighted Average
		Fair Value
	Options	at Grant Date
Non-vested options at January 1, 2021	36,989,300	$6.43
Options granted	7,543,589	13.27
Options vested	(12,616,316)	5.68
Options forfeited	(536,290)	7.91
Non-vested options at December 31, 2021	31,380,283	$8.34

The weighted average fair value at the grant date of options granted during 2020 and 2019 was $8.17 and $6.13, respectively.

During the years ended December 31, 2021, 2020 and 2019, the following activity occurred under the Company’s option plans:

	2021	2020	2019
Total intrinsic value of stock options exercised	$430.9	$436.1	$329.6
Total fair value of stock options vested	71.7	62.4	57.3

As of December 31, 2021, the total compensation cost related to non-vested options not yet recognized was approximately $197.3, with a weighted average expected amortization period of 3.35 years.

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

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2021		2020		2019
Risk free interest rate	0.7%		0.3%		2.1%
Expected life	4.7	years	4.7	years	4.7	years
Expected volatility	25.0%		24.0%		14.0%
Expected dividend yield	1.0%		1.1%		1.0%

Restricted Stock

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Board. As of December 31, 2021, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 141,359. Restricted shares granted under the 2012 Directors Restricted Stock Plan vest on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for 2019, 2020 and 2021 was as follows:

			Weighted Average
		Fair Value	Remaining
	Restricted	at Grant	Amortization
	Shares	Date	Term (in years)
Restricted shares outstanding at January 1, 2019	29,746	$43.95	0.39
Restricted shares granted	28,608	44.75
Shares vested and issued	(33,322)	44.03
Restricted shares outstanding at December 31, 2019	25,032	44.75	0.39
Restricted shares granted	26,350	45.55
Shares vested and issued	(25,032)	44.75
Restricted shares outstanding at December 31, 2020	26,350	45.55	0.38
Restricted shares granted	21,983	66.33
Shares vested and issued	(27,272)	45.80
Restricted shares outstanding at December 31, 2021	21,061	$66.92	0.38

The total fair value of restricted share awards that vested during 2021, 2020, and 2019 was $1.2, $1.2 and $1.5, respectively. As of December 31, 2021, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.5 (with a weighted average expected amortization period of 0.38 years).

Authorized Shares for Issuance

On May 19, 2021, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, which increased the total number of shares of Common Stock that the Company is authorized to issue to 2 billion shares, an increase of 1 billion shares from the amount previously authorized. The amendment was filed and became effective on May 21, 2021.

Stock Repurchase Programs:

On April 24, 2018, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the year ended December 31, 2021, the Company repurchased 3.1 million shares of its Common Stock for $203.8 under the 2018 Stock Repurchase Program. As a result of these purchases, the Company completed all purchases authorized under the 2018 Stock Repurchase Program and, therefore, the 2018 Stock Repurchase Program has terminated. Of the total repurchases made in 2021 under the 2018 Stock Repurchase Program, 0.3 million shares, or $19.8, were retained in Treasury stock at the time of repurchase; the remaining 2.8 million shares, or $184.0, were retired by the Company. During the years ended December 31, 2020 and 2019, the Company repurchased 12.0 million and 13.1 million shares of its Common Stock for $641.3 and $601.7, respectively, under the 2018 Stock Repurchase Program. Of the total repurchases made in 2020, 2.7 million shares, or $153.9, were retained in Treasury stock at the time of repurchase; the remaining 9.3 million shares, or $487.4, were retired by the Company. Of the total repurchases made in 2019, 2.0 million shares, or $87.6, were retained in Treasury stock at the time of repurchase; the remaining 11.1 million shares, or $514.1, were retired by the Company.

On April 27, 2021, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the year ended December 31, 2021, the Company repurchased 6.2 million shares of its Common Stock for $457.9 under the 2021 Stock Repurchase Program. Of the total repurchases made in 2021 under the 2021 Stock Repurchase Program, 0.4 million shares, or $33.0, have been retained in Treasury stock at the time of repurchase; the remaining 5.8 million shares, or $424.9, have been or will be retired by the Company. From January 1, 2022 through January 31, 2022, the Company repurchased 0.6 million additional shares of its Common Stock for $50.0 under the 2021 Stock Repurchase Program, and, as of February 1, 2022, has remaining authorization to purchase up to $1,492.1 of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s Common Stock.

Dividends:

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On October 20, 2020, the Board approved an increase to its quarterly dividend rate from $0.125 per share to $0.145 per share effective with dividends declared in the fourth quarter of 2020, and then on October 26, 2021, approved a further increase to its quarterly dividend rate from $0.145 per share to $0.20 per share effective with dividends declared in the fourth quarter of 2021, contingent upon declaration by the Board. The following table summarizes the quarterly declared dividends per share for each of the three years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
First Quarter	$0.145	$0.125	$0.115
Second Quarter	0.145	0.125	0.115
Third Quarter	0.145	0.125	0.125
Fourth Quarter	0.20	0.145	0.125
Total	$0.635	$0.52	$0.48

Dividends declared and paid for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Dividends declared	$379.7	$310.0	$285.3
Dividends paid (including those declared in the prior year)	346.7	297.6	279.5

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) included in equity at December 31, 2021, 2020 and 2019 are as follows:

	Foreign	Unrealized	Pension and	Accumulated
	Currency	Gain (Loss)	Postretirement	Other
	Translation	on Hedging	Benefit Plan	Comprehensive
	Adjustments	Activities	Adjustment	(Loss) Income
Balance at January 1, 2019	$(197.5)	$0.2	$(192.9)	$(390.2)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and $5.3, respectively	(40.4)	0.1	(15.7)	(56.0)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($4.9)	—	—	15.3	15.3
Balance at December 31, 2019	(237.9)	0.3	(193.3)	(430.9)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and $7.1, respectively	151.3	(0.2)	(18.9)	132.2
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($6.7)	—	—	20.6	20.6
Balance at December 31, 2020	(86.6)	0.1	(191.6)	(278.1)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and ($12.3), respectively	(66.2)	—	37.4	(28.8)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($6.6)	—	—	20.4	20.4
Balance at December 31, 2021	$(152.8)	$0.1	$(133.8)	$(286.5)

For the years ended December 31, 2021, 2020 and 2019, as it relates to the Company’s cash flow hedges, which is comprised of foreign exchange forward contracts, the amounts recognized in Accumulated other comprehensive (loss) income associated with foreign exchange forward contracts, as well as the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Consolidated Statements of Income, were not material. There were no reclassifications associated with our net investment hedges from Accumulated other comprehensive income (loss) to earnings during the years presented in the table above. The amount included in Accumulated other comprehensive loss as of December 31, 2021 associated with our cash flow hedges is expected to be reclassified into earnings within the next twelve months. The amounts reclassified from Accumulated other comprehensive income (loss) to earnings, related to pension and other postretirement benefit plans in the table above, are reported within Other (expense) income, net in the Consolidated Statements of Income, the vast majority of which is related to the amortization of actuarial losses associated with our defined benefit plans. The amortization of actuarial losses is included in the computation of net pension expense discussed in more detail within Note 9 herein.

Note 8—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, along with the earnings per share (basic and diluted) for the years ended December 31, 2021, 2020 and 2019 is as follows (note - per share amounts may not add due to rounding):

(dollars and shares in millions, except per share data)	2021	2020	2019
Net income attributable to Amphenol Corporation stockholders:
Net income from continuing operations attributable to Amphenol Corporation	$1,569.4	$1,203.4	$1,155.0
Income from discontinued operations attributable to Amphenol Corporation, net of income taxes of ($3.2) for 2021	21.4	—	—
Net income attributable to Amphenol Corporation	$1,590.8	$1,203.4	$1,155.0

Weighted average common shares outstanding — Basic	597.9	596.1	595.0
Effect of dilutive stock options	27.6	18.9	20.9
Weighted average common shares outstanding — Diluted	625.5	615.0	615.9

Net income per common share attributable to Amphenol Corporation — Basic:
Continuing operations	$2.62	$2.02	$1.94
Discontinued operations, net of income taxes	0.04	—	—
Net income attributable to Amphenol Corporation — Basic	$2.66	$2.02	$1.94

Net income per common share attributable to Amphenol Corporation — Diluted:
Continuing operations	$2.51	$1.96	$1.88
Discontinued operations, net of income taxes	0.03	—	—
Net income attributable to Amphenol Corporation — Diluted	$2.54	$1.96	$1.88

Note: As discussed in further detail in Note 1 herein, all current and prior year data presented in the table above, including the number of shares and per share information, have been adjusted to reflect the effect of the stock split that went into effect in March 2021.

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 3.5 million, 9.4 million and 14.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 9—Benefit Plans and Other Postretirement Benefits

Defined Benefit Plans

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Plans and are instead covered by various defined contribution plans. Certain foreign subsidiaries have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The largest foreign pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $104.1 and $120.8 at December 31, 2021 and 2020, respectively. Total required contributions to be made during 2022 for the unfunded Foreign Plans are included in Other accrued expenses in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations as of December 31 of each year.

	U.S. Plans		Foreign Plans		Total
	2021	2020	2021	2020	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$526.4	$496.5	$302.0	$261.4	$828.4	$757.9
Service cost	4.2	4.5	3.3	3.0	7.5	7.5
Interest cost	8.6	13.2	2.7	3.5	11.3	16.7
Plan amendments	0.4	—	—	0.1	0.4	0.1
Actuarial (gain) loss	(16.9)	38.5	(20.4)	24.1	(37.3)	62.6
Foreign exchange translation	—	—	(12.3)	17.9	(12.3)	17.9
Benefits paid	(27.4)	(26.3)	(9.4)	(8.0)	(36.8)	(34.3)
Projected benefit obligation at end of year	495.3	526.4	265.9	302.0	761.2	828.4

Change in plan assets:
Fair value of plan assets at beginning of year	515.7	473.2	116.6	107.8	632.3	581.0
Actual return on plan assets	38.2	67.8	6.3	6.3	44.5	74.1
Employer contributions	1.0	1.0	5.8	5.5	6.8	6.5
Foreign exchange translation	—	—	(2.8)	5.0	(2.8)	5.0
Benefits paid	(27.4)	(26.3)	(9.4)	(8.0)	(36.8)	(34.3)
Fair value of plan assets at end of year	527.5	515.7	116.5	116.6	644.0	632.3

Over (under) funded status at end of year	$32.2	$(10.7)	$(149.4)	$(185.4)	$(117.2)	$(196.1)

Amounts recognized on the balance sheet as of December 31:
Other long-term assets	$50.0	$7.8	$0.7	$0.3	$50.7	$8.1

Other accrued expenses	1.1	1.0	3.1	3.3	4.2	4.3
Accrued pension and postretirement benefit obligations	16.7	17.5	147.0	182.4	163.7	199.9
Over (under) funded status at end of year	$32.2	$(10.7)	$(149.4)	$(185.4)	$(117.2)	$(196.1)

Accumulated other comprehensive loss, net	$(83.0)	$(118.2)	$(51.8)	$(74.3)	$(134.8)	$(192.5)

Weighted average assumptions used to determine projected benefit obligations:
Discount rate	2.69%	2.30%	1.58%	1.12%
Rate of compensation increase	2.40%	2.40%	1.75%	1.75%

The projected benefit obligation decreased in 2021 primarily due to both actuarial gains, resulting from the impact of higher discount rates on our projected benefit obligation, and benefits paid during the year. The projected benefit obligations increased in 2020 primarily due to actuarial losses, resulting from the impact of lower discount rates on our projected benefit obligation. The accumulated benefit obligation for the Company’s defined benefit pension plans was $753.7 and $818.4 at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the accumulated benefit obligation for the U.S. Plans was $494.2 and $525.1, respectively, and for the Foreign Plans was $259.5 and $293.3, respectively.

The following summarizes information for defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2021 and 2020:

	U.S. Plans		Foreign Plans
	2021	2020	2021	2020
Accumulated benefit obligation	$29.2	$29.8	$254.1	$287.6
Fair value of plan assets	12.0	11.7	110.3	110.7

The following summarizes information for defined benefit plans with a projected benefit obligation in excess of plan assets as of December 31, 2021 and 2020:

	U.S. Plans		Foreign Plans
	2021	2020	2021	2020
Projected benefit obligation	$29.6	$30.1	$260.6	$296.4
Fair value of plan assets	12.0	11.7	110.3	110.7

The amounts, before tax, included in Accumulated other comprehensive loss at December 31, 2021 and 2020 that have not yet been recognized as expense were as follows:

	U.S. Plans		Foreign Plans		Total
	2021	2020	2021	2020	2021	2020
Actuarial losses, net	$103.6	$148.9	$64.7	$98.8	$168.3	$247.7
Prior service cost	5.1	6.6	0.7	0.8	5.8	7.4

The following is a summary of the components of net pension expense for the Company’s defined benefit plans for the years ended December 31, 2021, 2020 and 2019:

	U.S. Plans			Foreign Plans			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of net pension expense:
Service cost	$4.2	$4.5	$5.4	$3.3	$3.0	$2.6	$7.5	$7.5	$8.0
Interest cost	8.6	13.2	16.8	2.7	3.5	4.7	11.3	16.7	21.5
Expected return on plan assets	(28.1)	(33.8)	(33.2)	(3.1)	(3.4)	(3.7)	(31.2)	(37.2)	(36.9)
Amortization of prior service cost	1.9	2.1	1.7	0.2	—	0.1	2.1	2.1	1.8
Amortization of actuarial losses	17.8	19.8	14.4	7.0	5.4	4.1	24.8	25.2	18.5
Net pension expense	$4.4	$5.8	$5.1	$10.1	$8.5	$7.8	$14.5	$14.3	$12.9

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.30%	3.11%	4.14%	1.12%	1.59%	2.28%
Expected long-term return on assets	6.00%	7.50%	7.50%	2.71%	3.25%	3.75%
Rate of compensation increase	2.40%	2.60%	3.00%	1.75%	1.78%	1.77%

The pension expense for the Plans is calculated based upon a number of actuarial assumptions established on January 1 of the applicable year, including mortality projections as well as a weighted average discount rate, rate of increase in future compensation levels and an expected long-term rate of return on the respective Plans’ assets which are detailed in the table above. The Company records service costs in the same line item as the respective employee compensation costs and within operating income, while all other pension-related costs including interest cost, expected return on plan assets, amortization of prior service cost and amortization of net actuarial losses are reported separately within Other (expense) income, net in the Consolidated Statements of Income.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The weighted average discount rate for the U.S. Plans on this basis was 2.69% and 2.30% at December 31, 2021 and 2020, respectively. The increase in the discount rate for the U.S. Plans resulted in a decrease in the benefit obligation of approximately $23 at December 31, 2021. The weighted average discount rate for the Foreign Plans was 1.58% and 1.12% at December 31, 2021 and 2020, respectively. The decrease in the benefit obligation associated with our Foreign Plans at December 31, 2021 was primarily driven by the increase in the discount rate, along with foreign currency translation. The Company calculates its service and interest costs by applying a split discount rate approach under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations. The mortality assumptions used by the Company reflect commonly used mortality tables and improvement scales for each plan and increased life expectancies for plan participants.

The primary investment objective of the Plans is to ensure an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. Over time, the Plans have aimed to earn a rate of return on assets greater than the liability discount rate, with a prudent level of risk and diversification. For the U.S. Plans, this has resulted in assets exceeding benefit obligations. As a result, in an effort to reduce the funding status volatility of the Plans, the Company has shifted the target asset allocations for the U.S. Plans from 60% equities and 40% fixed income at the end of 2020 to 25% equities and 75% fixed income at the end of 2021. Short-term strategic ranges for investments will continue to be established within these new long-term target percentages. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate.

The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks. As of December 31, 2021, there were no significant concentrations of risks in the Company’s defined benefit plan assets. The Company does not invest nor instruct investment managers to invest pension assets in Amphenol securities. The Plans may indirectly hold the Company’s securities as a result of external investment management in certain commingled funds. Such holdings would not be material relative to the

Plans’ total assets. The Company’s Foreign Plans primarily invest in equity and debt securities and insurance contracts, as determined by each Plans’ Trustees or investment managers.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company relies primarily on projected long-term asset returns by asset class prepared annually by our investment consultants. During 2021, the expected long-term rate of return on the U.S. Plans’ assets was based on an asset allocation assumption of approximately 60% with equity managers (with an expected long-term rate of return of approximately 8%) and 40% with fixed income managers (with an expected long-term rate of return of approximately 4.5%).

The Company’s Plan assets, the vast majority of which relate to the U.S. Plans, are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The process requires judgment and may have an effect on the placement of the Plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension Plans’ assets at December 31, 2021 and 2020 by asset category are as follows (refer to Note 5 for definitions of Level 1, 2 and 3 inputs):

					Assets Measured at
Asset Category	Total	Level 1	Level 2	Level 3	Net Asset Value (a)

December 31, 2021
Equity securities:
U.S. equities — large cap	$62.7	$30.1	$32.6	$—	$—
U.S. equities — small/mid cap and other	15.9	—	15.9	—	—
International equities — growth	31.8	25.5	6.3	—	—
International equities — other	70.9	—	45.7	—	25.2

Alternative investment funds	25.5	—	—	—	25.5

Fixed income securities:
U.S. fixed income securities — intermediate term	97.3	—	97.3	—	—
U.S. fixed income securities — long term	266.1	—	266.1	—	—
International fixed income securities — other	30.2	—	30.2	—	—

Insurance contracts	34.1	—	—	34.1	—
Cash and cash equivalents	9.5	9.5	—	—	—

Total	$644.0	$65.1	$494.1	$34.1	$50.7

December 31, 2020
Equity securities:
U.S. equities — large cap	$124.9	$63.5	$61.4	$—	$—
U.S. equities — small/mid cap and other	37.7	—	37.7	—	—
International equities — growth	67.5	61.6	5.9	—	—
International equities — other	96.2	—	41.3	—	54.9

Alternative investment funds	22.4	—	—	—	22.4

Fixed income securities:
U.S. fixed income securities — intermediate term	29.2	29.2	—	—	—
U.S. fixed income securities — long term	130.5	—	130.5	—	—
U.S. fixed income securities — high yield	15.5	—	15.5	—	—
International fixed income securities — other	49.5	—	49.5	—	—

Insurance contracts	40.0	—	—	40.0	—
Real estate funds	10.8	—	—	10.8	—
Cash and cash equivalents	8.1	8.1	—	—	—

Total	$632.3	$162.4	$341.8	$50.8	$77.3

(a)	Certain investments measured at fair value using the net asset value (NAV) practical expedient have been removed from the fair value hierarchy but included in the table above in order to permit the reconciliation of the fair value hierarchy to total plan assets.

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

The Level 3 pension plan assets as of December 31, 2021 and 2020 included in the table above consist primarily of contracts with insurance companies related to certain foreign plans. The insurance contracts generally include guarantees in accordance with the policy purchased. Our valuation of Level 3 assets is based on insurance company or third-party actuarial valuations, representing an estimation of the surrender or market values of the insurance contract between the Company and the insurance companies. In prior years, our Level 3 pension plan assets also included certain investments in commingled real estate funds which were valued based on unobservable market price inputs. The following table sets forth a summary of changes of the fair value of the Level 3 pension plan assets for the years ended December 31, 2021 and 2020:

	2021	2020
Balance on January 1	$50.8	$47.7
Unrealized (losses) gains, net	(0.1)	1.1
Purchases, sales and settlements, net	(14.2)	(1.0)
Foreign currency translation	(2.4)	3.0
Balance on December 31	$34.1	$50.8

The Company made cash contributions to the Plans of $6.8, $6.5, and $6.6 in 2021, 2020, and 2019, respectively. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

	U.S.	Foreign
Year	Plans	Plans	Total
2022	$28.2	$8.9	$37.1
2023	29.0	8.5	37.5
2024	29.6	9.6	39.2
2025	30.0	9.6	39.6
2026	30.2	10.1	40.3
2027-2031	147.5	54.4	201.9

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

Certain foreign subsidiaries of the Company offer certain benefits under local statutory plans which are excluded from the tables above. The net liability for such plans was $16.6 and $16.1 as of December 31, 2021 and 2020, respectively, the majority of which is included within Accrued pension and postretirement benefit obligations in the accompanying Consolidated Balance Sheets.

Other Postretirement Benefit Plans

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees in the U.S. through postretirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The

Company funds the benefit costs for such plans on a pay-as-you-go basis. As of December 31, 2021 and 2020, the total liability associated with postretirement benefit obligations was approximately $6.0 and $6.8, respectively, the majority of which is included in Accrued pension and postretirement benefit obligations on the accompanying Consolidated Balance Sheets. The weighted average discount rate used to determine the projected benefit obligation as of December 31, 2021 and 2020 was 2.75% and 2.40%, respectively. Net postretirement benefit expense on the accompanying Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 were nil, $0.2 and $0.3, respectively. Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company.

Defined Contribution Plans

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. The Company provided matching contributions to the U.S. defined contribution plans of approximately $16.2, $13.3 and $13.1 in 2021, 2020 and 2019, respectively.

Note 10—Leases

Operating Leases

For the years ended December 31, 2021, 2020 and 2019, total operating lease cost was $118.2, $98.7, and $97.6, respectively, which include an immaterial amount of variable lease cost, and is recorded in Cost of sales and Selling, general and administrative expenses, dependent on the nature of the leased asset. Other than variable lease cost, operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable operating leases for each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases and (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, all as of December 31, 2021:

Year Ending December 31,
2022	$75.0
2023	57.3
2024	42.0
2025	28.8
2026	19.8
Thereafter	44.4
Total future minimum lease payments	$267.3
Less imputed interest	(16.3)
Total present value of future minimum lease payments	$251.0

The following summarizes the operating lease-related account balances on our Consolidated Balance Sheets, as of December 31, 2021 and 2020:

As of December 31:	2021	2020
Operating lease right-of-use assets (included in Other long-term assets)	$244.9	$224.4

Other accrued expenses	$70.6	$68.0
Other long-term liabilities	180.4	161.1
Total operating lease liabilities	$251.0	$229.1

The following summarizes additional supplemental data related to our operating leases:

Year Ended December 31:	2021	2020	2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103.2	$88.1	$86.0

Right-of-use assets obtained in exchange for lease liabilities	$121.5	$104.7	$98.6

As of December 31:
Weighted Average Remaining Lease Term	5 years	5 years	6 years
Weighted Average Discount Rate	2.2%	2.6%	3.2%

Lease contracts that we have executed but which have not yet commenced as of December 31, 2021 were not material, and are excluded from the tables above. The Company does not generally enter into leases involving the construction or design of the underlying asset, and nearly all of the assets we lease are not specialized in nature. Our lease agreements generally do not include residual value guarantees nor do we enter into sublease arrangements with external parties.

Finance Leases

In rare circumstances, the Company may enter into finance leases for specific equipment used in manufacturing, in which the Company takes ownership of the asset upon the end of the lease. The Company records its finance leases within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt on the accompanying Consolidated Balance Sheets. The Company’s finance leases and related depreciation and interest expense, cash flows and impact on the Company’s consolidated financial statements were not material individually or in the aggregate as of and for the years ended December 31, 2021, 2020 and 2019.

Note 11—Acquisitions

2021 Acquisitions

During the year ended December 31, 2021, the Company completed seven acquisitions for $2,225.4, net of cash acquired, while also completing the divestiture of the Divested MTS business, as discussed below and in Note 12 herein.  Six of the acquisitions were included in the Interconnect Products and Assemblies segment, while one acquisition was included in the Cable Products and Solutions segment. The Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed. The Company anticipates that the final assessments of values will not differ materially from the preliminary assessments. The operating results of the 2021 acquisitions have been included in the Consolidated Statements of Income for the year ended December 31, 2021, since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition of MTS Systems Corporation

On December 9, 2020, Amphenol announced that the Company entered into a definitive agreement under which Amphenol would acquire MTS Systems Corporation (Nasdaq: MTSC) (“MTS”) for $58.50 per share in cash. Prior to the acquisition, MTS was a leading global supplier of precision sensors, advanced test systems and motion simulators. MTS was historically organized into two business segments: Sensors (“MTS Sensors”) and Test & Simulation (“MTS T&S”). The MTS Sensors business provides the Company with a highly complementary offering of high-technology, harsh environment sensors sold into diverse end markets and applications. The MTS Sensors business further expands the Company’s range of sensor and sensor-based products across a wide array of industries and is reported as part of our continuing operations and within our Interconnect Products and Assemblies segment. On January 19, 2021 and prior to the closing of the MTS acquisition, the Company entered into a definitive agreement to sell MTS (including the MTS T&S business, but excluding the MTS Sensors business) to Illinois Tool Works Inc. (“ITW”). Throughout this Annual Report, we refer to MTS (including the MTS T&S business, but excluding the MTS Sensors business) as the “Divested MTS business”.

On April 7, 2021, the Company completed the acquisition of MTS for a total enterprise value of approximately $1,700, net of cash acquired and including the repayment of all outstanding debt and certain liabilities. The MTS acquisition was funded through a combination of borrowings under the U.S. Commercial Paper Program, as discussed in Note 4 herein, and cash on hand. At closing, the Company paid approximately $1,300, net of cash acquired, for 100% of the common stock of MTS, including certain liabilities settled at closing, which is reflected within Net cash used in investing activities from continuing operations in the accompanying Consolidated Statements of Cash Flow for the year ended December 31, 2021. In addition, the Company also assumed MTS’s then-outstanding $350.0 principal amount of senior notes due August 15, 2027. Shortly after the closing, the Company repaid and settled the MTS senior notes for approximately $387.3, which included accrued interest and a make-whole premium incurred as a result of the early extinguishment of the senior notes. The repayment of the outstanding senior notes, including the make-whole premium and excluding interest, was reflected within Net cash used in financing activities from continuing operations in the accompanying Consolidated Statements of Cash Flow for the year ended December 31, 2021. On December 1, 2021, the Company completed the sale of the Divested MTS business to ITW for approximately $750, net of cash divested and excluding related transaction fees and expenses. After giving effect to the sale of the Divested MTS business as well as the repayment of the aforementioned MTS senior notes as part of the MTS acquisition, the Company paid approximately $950, net of cash acquired and excluding related transaction fees and expenses, for the retained MTS Sensors business. Refer to Note 12 herein for further details related to the Company’s discontinued operations and the completed divestiture of the Divested MTS business.

The Company is in the process of completing the acquisition accounting related to the MTS Sensors business, specifically the allocation of the purchase price attributable to the MTS Sensors business to the tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The preliminary purchase price allocation for the MTS Sensors business is being performed separately from the Divested MTS business, the latter of which was accounted for as discontinued operations and whose assets acquired, including associated goodwill, and liabilities assumed were reported as current assets held for sale and liabilities held for sale in the Company’s balance sheet. As a result of the sale of the Divested MTS business on December 1, 2021, the Company completed the acquisition accounting associated with the Divested MTS business and the associated current assets held for sale and current liabilities held for sale are no longer reported on the Company’s Consolidated Balance Sheets as of December 31, 2021.

While the Company is in the process of completing its analyses of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as part of acquisition accounting, the MTS acquisition resulted in the recognition of $741.1 of goodwill, $54.0 of indefinite-lived tradename intangible assets and $178.2 of definite-lived intangible assets, each associated with the MTS Sensors business. The definite-lived intangible assets are comprised of customer relationships, proprietary technology, and backlog of $122.9, $39.1 and $16.2, respectively, and are amortized based upon the underlying pattern of economic benefit with weighted average useful lives of 11 years, 15 years and 0.25 years, respectively. Other than these intangible assets, the remainder of the purchase price has been allocated to other identifiable assets acquired and liabilities assumed. As part of acquisition accounting, the Company also recorded $47.0 of deferred tax liabilities associated with certain basis differences, the majority of which the Company recognized for tax purposes and paid in the fourth quarter of 2021 upon the sale of the Divested MTS business. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of assembled workforce and the anticipated cost savings and efficiencies associated with the integration of the MTS Sensors business, along with other intangible assets acquired that do not qualify for separate recognition. The Company does not expect any such recognized goodwill associated with the acquisition of the MTS Sensors business to be deductible for tax purposes. Since the current purchase price allocation is based on preliminary assessments made by management as of December 31, 2021, the acquisition accounting is subject to final adjustment and it is possible that the final assessment of values may differ from this preliminary assessment. The operating results for the MTS Sensors business have been included within continuing operations in the Consolidated Statements of Income since the acquisition date, while the operating results for the Divested MTS business have been classified and reported as discontinued operations as discussed further in Note 12 herein.

Acquisition of Halo Technology Limited

On December 1, 2021, the Company completed the acquisition of approximately 97% of the common stock of Halo Technology Limited (“Halo”) for a purchase price of approximately $694, net of cash acquired. The sellers retained a less than 3% noncontrolling interest in Halo, which includes redeemable features that are outside the control of the

Company and therefore, has been classified as temporary equity on the Consolidated Balance Sheet as of December 31, 2021, as discussed in more detail in Notes 1 and 5 herein. The acquisition was funded with cash on hand. Halo, which is headquartered in the United States (California), is a leading provider of active and passive fiber optic interconnect components, with product offerings that are highly complementary to our existing high-speed and fiber optic interconnect solutions for the communications infrastructure markets. The Company has begun the process of analyzing the allocation of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, as part of acquisition accounting. As of December 31, 2021, the Halo acquisition resulted in the recognition of $528.3 of goodwill, $28.0 of indefinite-lived tradename intangible assets and $156.0 of definite-lived intangible assets. The definite-lived intangible assets are comprised of customer relationships, proprietary technology, and backlog of $31.0, $116.0 and $9.0, respectively, and are amortized based upon the underlying pattern of economic benefit with weighted average useful lives of 10 years, 15 years and one month, respectively. Other than these intangible assets, the remainder of the purchase price has been allocated to other identifiable assets acquired and liabilities and noncontrolling interests (including redeemable noncontrolling interests) assumed. As part of acquisition accounting, the excess purchase price over the fair value of the underlying assets acquired (net of liabilities and noncontrolling interests assumed) was allocated to goodwill, which primarily represents the value of assembled workforce and the anticipated cost savings and efficiencies associated with the integration of Halo, along with other intangible assets acquired that do not qualify for separate recognition. The Company does not expect any such recognized goodwill associated with the Halo acquisition to be deductible for tax purposes. Since the current purchase price allocation is based on an initial preliminary assessment made by management as of December 31, 2021, the acquisition accounting for Halo is subject to final adjustment and it is possible that the final assessment of values may differ from our initial preliminary assessment. The operating results for Halo have been included within continuing operations in the Consolidated Statements of Income since the acquisition date. The acquisition of Halo, which is reported within our Interconnect Products and Assemblies segment, was not material to the Company’s financial results.

2020 Acquisitions

During the year ended December 31, 2020, the Company completed two acquisitions for $50.4, net of cash acquired, both of which were included in the Interconnect Products and Assemblies segment. The Company completed the acquisition accounting, including the analyses of the fair value of the assets acquired and liabilities assumed, for both 2020 acquisitions, and the final assessments of values did not differ materially from the preliminary assessments. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, has not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

2019 Acquisitions

During the year ended December 31, 2019, the Company completed nine acquisitions for $937.4, net of cash acquired. All but one of the acquisitions were included in the Interconnect Products and Assemblies segment.  The 2019 acquisitions resulted in the recognition, in 2019, of $784.6 of goodwill and $111.8 of definite-lived intangible assets, primarily related to customer relationships and proprietary technology, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities and noncontrolling interests assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit, with the vast majority having useful lives ranging from 5 to 10 years. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. Approximately $455 of the goodwill recognized from acquisitions in 2019 will be deductible for tax purposes. The Company completed the acquisition accounting, including its analyses of the fair value of the assets acquired and liabilities assumed, for all 2019 acquisitions, and the final assessments of values did not differ materially from the preliminary assessments. The operating results of the 2019 acquisitions have been included in the Consolidated Statements of Income, since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, was not presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

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

Acquisition-related Expenses

In 2021, the Company incurred $70.4 ($57.3 after-tax) of acquisition-related expenses, comprised primarily of transaction, severance, restructuring and certain non-cash purchase accounting costs related to the MTS acquisition in the second quarter of 2021, along with external transaction costs and certain non-cash purchase accounting costs related to the Halo acquisition in the fourth quarter of 2021. In 2020, the Company incurred approximately $11.5 ($10.7 after-tax) of acquisition-related expenses, comprised primarily of external transaction costs related to acquisitions that were announced or closed. In 2019, the Company incurred approximately $25.4 ($21.0 after-tax) of acquisition-related expenses, comprised primarily of the amortization of $15.7 related to the value associated with acquired backlog (of which $12.5 related to the acquisition of SSI), with the remainder representing external transaction costs. Such acquisition-related expenses are separately presented in the accompanying Consolidated Statements of Income.

Note 12—Discontinued Operations

Presentation and Sale of the Divested MTS Business

On January 19, 2021 and prior to the closing of the MTS acquisition, the Company entered into a definitive agreement to sell the Divested MTS business to ITW. As a result of the agreement to sell the Divested MTS business to ITW, the Company concluded that the Divested MTS business met the discontinued operations reporting criteria and “held for sale” accounting criteria as of the MTS acquisition date of April 7, 2021, and consequently, the Company did not assign the Divested MTS business to either of its two reportable business segments. Accordingly, since the Divested MTS business has never been nor was expected to ever be considered part of our continuing operations, the Company accounted for the operating results and related cash flows associated with the Divested MTS business as discontinued operations in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flow, respectively, as of the MTS acquisition date through December 1, 2021, the date of the sale of the Divested MTS business. The Company also ceased recording depreciation and amortization on the held for sale assets as of the MTS acquisition date.

In 2021, the assets and liabilities associated with the Divested MTS business were presented as current assets held for sale and current liabilities held for sale, respectively, on the Company’s balance sheet throughout the period in which Amphenol owned the business. As discussed in Note 11 herein, the purchase price allocation associated with the Divested MTS business was performed separately from the MTS Sensors business, as the Divested MTS business met the “held for sale” accounting criteria. The assets acquired and liabilities assumed resulting from the purchase price allocation for the Divested MTS business were measured and recorded at fair value less costs to sell as of the date of the MTS acquisition and recorded as current assets held for sale and current liabilities held for sale, as separate single line items in the Company’s balance sheet from the MTS acquisition date through December 1, 2021, the date of the sale of the Divested MTS business. In addition, the Company assumed a $28.7 contingent consideration liability from the MTS acquisition, which was recognized at fair value as part of acquisition accounting. This contingent consideration was recorded within current liabilities held for sale in the Company’s balance sheet as of the acquisition date. During the third quarter of 2021, the Company made a capital contribution to the Divested MTS business, which in turn used the funding to settle the contingent consideration.

On December 1, 2021, the Company completed the sale of the Divested MTS business to ITW for approximately $750, net of cash divested and excluding related transaction fees and expenses. The proceeds from the sale of the Divested MTS business were included in Net cash provided by investing activities from discontinued operations in the Consolidated Statements of Cash Flow for the year ended December 31, 2021. Amphenol has no continuing involvement with the Divested MTS business now that its sale has been consummated. At December 31, 2021, there were no assets held for sale nor liabilities held for sale on the Consolidated Balance Sheets, as a result of the sale of the Divested MTS business in December 2021. In addition, there were no material adjustments to previously reported balances associated with the assets held for sale and liabilities held for sale. The sale of the Divested MTS business did not result in any significant gain or loss recorded to discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2021.

Note 13—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Interconnect	Cable
	Products and	Products and
	Assemblies	Solutions	Total
Goodwill at December 31, 2019	$4,710.0	$157.1	$4,867.1
Acquisition-related	50.0	0.5	50.5
Foreign currency translation	114.5	—	114.5
Goodwill at December 31, 2020	4,874.5	157.6	5,032.1
Acquisition-related	1,405.0	11.6	1,416.6
Foreign currency translation	(71.7)	(0.2)	(71.9)
Goodwill at December 31, 2021	$6,207.8	$169.0	$6,376.8

The increase in goodwill during 2021 was primarily driven by the acquisition of MTS and Halo, along with the other acquisitions that closed during the year, as described in Note 11 herein.

Other than goodwill noted above, the Company’s intangible assets as of December 31, 2021 and 2020 were as follows:

		December 31, 2021			December 31, 2020
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	$637.2	$357.5	$279.7	$456.6	$313.6	$143.0
Proprietary technology	13	311.1	102.2	208.9	156.2	88.1	68.1
Backlog and other	1	74.9	74.7	0.2	49.7	49.4	0.3
Total intangible assets (definite-lived)	10	1,023.2	534.4	488.8	662.5	451.1	211.4

Trade names (indefinite-lived)		268.1		268.1	186.1		186.1
		$1,291.3	$534.4	$756.9	$848.6	$451.1	$397.5

The increase in the gross carrying amount of intangible assets in 2021 was driven by certain customer relationships recognized resulting from acquisition accounting associated with our 2021 acquisitions, as well as certain proprietary technology and indefinite-lived trade names associated with both the MTS and Halo acquisitions. Amortization expense for the years ended December 31, 2021, 2020 and 2019 was approximately $86.4, $49.6 and $67.3, respectively. Amortization expense in 2021 includes $16.2 and $9.0 related to the amortization of acquired backlog resulting from the MTS and Halo acquisitions, respectively, while amortization expense in 2019 included $15.7 related to the amortization of acquired backlog, primarily from the SSI acquisition. As of December 31, 2021, amortization expense relating to the Company’s current intangible assets estimated for each of the next five fiscal years is approximately $67.5 in 2022, $64.7 in 2023, $59.1 in 2024, $49.7 in 2025, and $48.0 in 2026.

Note 14—Reportable Business Segments and International Operations

Through December 31, 2021, the Company had two reportable business segments: (i) Interconnect Products and Assemblies and (ii) Cable Products and Solutions. The Company organized its reportable business segments based upon similar economic characteristics and business groupings of products, services, and customers, and did not include any aggregated operating segments. These reportable business segments were determined based upon how the Company operated its businesses, assessed operating performance, made resource allocation decisions, and communicated results, outlook and strategy to the Board and stockholders. The Interconnect Products and Assemblies segment primarily designed, manufactured and marketed a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a broad range of applications in a diverse set of end markets. The Cable Products and Solutions segment primarily designed, manufactured and marketed cable, value-add products and components for use primarily in the broadband communications and information technology markets, as well as certain applications in other markets. The accounting policies of the segments were the same as those for the Company as a whole, as described in Note 1 herein. The Company evaluated the performance of the segments and allocated resources to them based on, among other things, profit or loss from operations before interest, headquarters’ expense allocations, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses. The Company also provided general corporate services to its reportable business segments, which continued to be reported as “Corporate/Other”, a non-reportable business segment.

Effective January 1, 2022, the Company aligned its businesses into three newly formed reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. Refer to Note 16 herein for further details related to the Company’s change in its reportable business segments.

The segment results and segment assets the years ended December 31, 2021, 2020 and 2019 were as follows:

	Interconnect Products			Cable Products
	and Assemblies			and Solutions			Corporate / Other (1)			Total Consolidated
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net sales:
External	$10,430.9	$8,229.9	$7,840.3	$445.4	$369.0	$385.1	$—	$—	$—	$10,876.3	$8,598.9	$8,225.4
Intersegment	111.0	58.5	35.3	53.9	38.2	51.6	—	—	—	164.9	96.7	86.9
Depreciation and amortization	383.7	297.1	300.1	4.8	4.3	6.4	7.1	6.7	5.6	395.6	308.1	312.1
Capital expenditures	355.5	272.1	289.6	4.4	3.7	4.1	0.5	1.0	1.3	360.4	276.8	295.0
Segment operating income	2,296.8	1,741.2	1,722.7	22.8	35.4	39.5				2,319.6	1,776.6	1,762.2
Segment assets (excluding goodwill)	7,996.5	6,672.8	5,666.4	265.0	214.2	209.2				8,261.5	6,887.0	5,875.6
(1)	Corporate / Other is not a reportable business segment, but has been included above for purposes of reconciling between segment data and total consolidated data. The reconciliation of segment operating income and segment assets (excluding goodwill) to consolidated results is included in the tables below.

A reconciliation of segment operating income to consolidated income from continuing operations before income taxes is summarized as follows:

	For the Years Ended December 31,
	2021	2020	2019
Segment operating income	$2,319.6	$1,776.6	$1,762.2
Stock-based compensation expense	(83.0)	(70.5)	(63.0)
Acquisition-related expenses	(70.4)	(11.5)	(25.4)
Other operating expenses	(61.1)	(56.2)	(54.6)
Interest expense	(115.5)	(115.4)	(117.6)
Loss on early extinguishment of debt	—	—	(14.3)
Other (expense) income, net	(0.4)	3.6	8.6
Income from continuing operations before income taxes	$1,989.2	$1,526.6	$1,495.9

Reconciliation of segment assets to consolidated total assets:

	December 31,
	2021	2020
Segment assets, excluding goodwill	$8,261.5	$6,887.0
Goodwill	6,376.8	5,032.1
Other assets	40.1	408.2
Consolidated total assets	$14,678.4	$12,327.3

Other assets in both years were comprised primarily of corporate-held cash and cash equivalents on hand, along with other corporate identifiable assets.

Net sales by geographic area for the years ended December 31, 2021, 2020 and 2019 and long-lived assets by geographic area as of December 31 were as follows:

	2021	2020	2019
Net sales
United States	$3,155.9	$2,494.0	$2,524.7
China	3,044.4	2,597.5	2,306.4
Other foreign locations	4,676.0	3,507.4	3,394.3
Total	$10,876.3	$8,598.9	$8,225.4

Long-lived assets(1)
United States	$362.1	$352.7	$355.0
China	451.7	399.6	343.1
Other foreign locations	606.4	526.7	497.6
Total	$1,420.2	$1,279.0	$1,195.7
(1)	Long-lived assets included in this table are comprised of property, plant and equipment, net, and operating lease right-of-use assets for all years presented.

Disaggregation of Net Sales

The following table shows our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the years ended December 31, 2021, 2020 and 2019:

	Interconnect Products			Cable Products			Total Reportable
	and Assemblies			and Solutions			Business Segments
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net sales by:
Sales channel:
End customers and contract manufacturers	$8,666.2	$6,934.1	$6,684.0	$372.0	$310.6	$301.4	$9,038.2	$7,244.7	$6,985.4
Distributors and resellers	1,764.7	1,295.8	1,156.3	73.4	58.4	83.7	1,838.1	1,354.2	1,240.0
	$10,430.9	$8,229.9	$7,840.3	$445.4	$369.0	$385.1	$10,876.3	$8,598.9	$8,225.4

Geography:
United States	$2,909.1	$2,282.6	$2,323.5	$246.8	$211.4	$201.2	$3,155.9	$2,494.0	$2,524.7
China	3,032.6	2,590.3	2,300.6	11.8	7.2	5.8	3,044.4	2,597.5	2,306.4
Other foreign locations	4,489.2	3,357.0	3,216.2	186.8	150.4	178.1	4,676.0	3,507.4	3,394.3
	$10,430.9	$8,229.9	$7,840.3	$445.4	$369.0	$385.1	$10,876.3	$8,598.9	$8,225.4

Net sales by geographic area are based on the customer location to which the product is shipped. No single customer accounted for 10% or more of the Company’s net sales for the year ended December 31, 2021. During the year ended December 31, 2020, aggregate sales to the Company’s largest customer accounted for approximately 11% of the Company’s net sales. No single customer accounted for 10% or more of the Company’s net sales for the year ended December 31, 2019. It is impracticable to disclose net sales by product or group of products. For further discussion related to the Company’s policies surrounding revenue recognition, refer to Note 1 herein.

Note 15—Commitments and Contingencies

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

From December 2019 through October 2020, the Company was named as one of several defendants in four separate lawsuits filed in the State of Indiana. The lawsuits relate to a manufacturing site in Franklin, Indiana (the “Site”) where the Company has been conducting an environmental clean-up effort under the direction of the United States Environmental Protection Agency (the “EPA”). The Site was shut down in 1983, more than three years before the Company acquired the Site as part of a larger acquisition that led to the establishment of the Company’s business in 1987 (the “Acquisition”). In connection with the Acquisition, the Company agreed, and has continued, to work closely with the EPA regarding the ongoing clean-up effort at the Site, subject to an indemnity from the seller (the “Seller”). In 1989, the Company sold the property where the Site is located. The lawsuits collectively seek, among other things, compensation for personal injuries and for past, present and future medical expenses, compensation for loss of property values near the Site and costs related to medical monitoring for individuals living close to the Site, in each case arising from alleged exposure to hazardous chemicals. The Company denies any wrongdoing and is defending each of the above described lawsuits. All the costs incurred relating to these lawsuits have been reimbursed by the Seller based on the Seller’s indemnification obligations entered into in connection with the Acquisition (the “1987 Indemnification Agreement”). In addition, the environmental investigation, remediation and monitoring activities undertaken by the Company relating to the Site have been reimbursed under the 1987 Indemnification Agreement. As a result, the Company does not believe that the costs associated with these lawsuits or the resolution of the related environmental matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2021, the Company had purchase commitments of $793.6 in 2022, $40.6 in 2023 and 2024, combined, and $4.1 beyond 2024.

Note 16—Subsequent Events

New Reportable Business Segments

Effective January 1, 2022, the Company aligned its businesses into three newly formed reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. This new alignment replaces our historic reportable business segments. All businesses previously reported in the Interconnect Products and Assemblies segment have now been aligned with one of the three newly formed segments. All businesses previously reported in the Cable Products and Solutions segment have now been aligned with our newly formed Communications Solutions segment. This new alignment reinforces the Company’s entrepreneurial culture and the clear accountability of each of our business unit general managers, while enhancing the scalability of Amphenol’s business for the future. The segment structure reflects the manner in which the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, regularly assesses information for decision-making purposes, including the allocation of resources, effective January 1, 2022. In conjunction with the new alignment of our business, the Company appointed three new segment managers to lead their respective reportable business segments, each reporting directly to the Company’s Chief Executive Officer.

The Company’s three new reportable business segments have been identified as:

●Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, printed circuits and printed circuit assemblies and other products for use in the industrial, military, commercial aerospace, automotive, mobile networks and information technology and data communications end markets.

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, together with antennas, for use in the information technology and data communications, mobile devices, industrial, mobile networks, broadband communications, automotive, commercial aerospace and military end markets.

●Interconnect and Sensor Systems – the Interconnect and Sensor Systems segment designs, manufactures and markets a broad range of sensors, sensor-based systems, connectors and value-add interconnect systems used in the automotive, industrial, information technology and data communications, mobile networks, military and commercial aerospace end markets.

The Company is in the process of completing the update of its internal reporting to accommodate this new reporting segment structure. The Company will begin reporting its new reportable segments in connection with its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2022, including the recasting of relevant prior year period segment information for conformity of presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2021 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that Deloitte & Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021, which is included in Item 8 of this Annual Report.

Item 9B. Other Information

Effective February 7, 2022, the Board approved and adopted the Company’s Fourth Amended and Restated By-laws (the “By-laws”), which amended the Company’s previously existing By-laws as described below.

The By-laws revise the deadline for advance notice of business and nominations for an annual meeting of stockholders to generally not later than the close of business 90 days, nor earlier than the close of business 120 days, prior to the one-year anniversary of the preceding year’s annual meeting. As a result of the amendments, for consideration at the 2022 Annual Meeting of Stockholders, director nominations or the presentation of other business must be received by the Secretary of the Company no later than February 18, 2022. In addition, the amendments revise the deadline in the By-laws for advance notice of director nominations for a special meeting of stockholders where directors will be elected to generally not earlier than the close of business 120 days prior to such special meeting and not later than the close of business 90 days prior to such special meeting, or, if later, the tenth day following public announcement of the special meeting.

The By-laws also revise the advance notice disclosure requirements to require the stockholder proposing business or nominating directors or demanding a record date to request a special meeting, to provide additional information about the stockholder’s ownership of securities in the Company (including ownership of derivative securities) and material litigation, relationships and interests in material agreements with or involving the Company. Further, the By-laws require the stockholder to provide additional information regarding any candidate the stockholder proposes to nominate for election as a director, including all information with respect to such nominee that would be required to be set forth in a stockholder’s notice if such nominee were a stockholder delivering such notice and a description of any direct or indirect material interest in any material contract or agreement between or among the nominating stockholder and each nominee or his or her respective associates. Additionally, the By-laws require any candidate for the Board, whether nominated by a stockholder or the Board, to provide certain background information and representations regarding disclosure of voting or compensation arrangements, compliance with the Company’s policies and guidelines and intent to serve the entire term. The By-laws also require the stockholder to provide additional information regarding the proposed business and any related agreements between the stockholder and any other beneficial holder. All disclosures must be updated as of the record date for stockholders entitled to vote at the meeting and as of the date that is ten (10) business days prior to the meeting.

The amendments also added a forum selection provision, which provides that, unless the Company consents in writing to the selection of another forum, (a) the Delaware Court of Chancery will be the sole and exclusive forum for the following actions: (i) any derivative action or proceeding brought by or on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action arising pursuant to any provision of the General Corporation Law of the State of Delaware or the Company’s Certificate of Incorporation or By-laws, and (iv) any action asserting a claim against the Company governed by the internal affairs doctrine, and (b) the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended. Additionally, the amendments include language pursuant to which stockholders are deemed to have consented to personal jurisdiction in the Delaware Court of Chancery and to service of process on their counsel in any action initiated in violation of the forum selection provision.

The amendments also clarify (i) the majority election standard for director nominees, (ii) that the Board shall determine the size of the Board and (iii) the timing for a stockholder to request a record date to act by written consent and for such record date to be set. The amendments include certain technical, conforming, modernizing and clarifying changes to the By-laws. The foregoing description of the amendments is qualified in its entirety by reference to the full text of the By-laws, a copy of which is attached as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The Company intends to file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act within 120 days following the end of the fiscal year ended December 31, 2021, and certain information included therein is incorporated herein by reference.

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

The Company’s Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees of the Company, including the principal executive officer, principal financial officer and principal accounting officer, is available on the Company’s website at www.amphenol.com. The Company intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions) on its website. In addition, a current copy may be requested by writing to the Company’s World Headquarters at:

358 Hall Avenue

P.O. Box 5030

Wallingford, CT 06492

Attention: Investor Relations

Item 11. Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 11 is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 12 is incorporated herein by reference to the Proxy Statement, other than the “Equity Compensation Plan Information” provided below.

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 31, 2021:

Equity Compensation Plan Information
	Number of securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
Plan category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	65,321,809	$42.01	68,696,960
Equity compensation plans not approved by security holders	—	—	—
Total	65,321,809	$42.01	68,696,960

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

Schedules other than the above have been omitted because they are either not applicable or the required information has been included in the Consolidated Financial Statements or the notes thereto.

(a)(3) Listing of Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

3.1	Restated Certificate of Incorporation of Amphenol Corporation, dated May 19, 2021 (filed as Exhibit 3.1 to the June 30, 2021 10-Q).*
3.2	Amphenol Corporation, Fourth Amended and Restated By-laws dated February 7, 2022.**
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
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

4.5	Officer’s Certificate, dated January 9, 2019, establishing the 4.350% Senior Notes due 2029 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 10, 2019).*
4.6	Officer’s Certificate, dated September 10, 2019, establishing the 2.800% Senior Notes due 2030 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 10, 2019).*
4.7	Officer’s Certificate, dated February 20, 2020, establishing the 2.050% Senior Notes due 2025 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on February 20, 2020).*
4.8	Officer’s Certificate, dated September 14, 2021, establishing the 2.200% Senior Notes due 2031 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 14, 2021).*

4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.**
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

10.15	Eighth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 9, 2021.†**
10.16	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 10-K).†*
10.17	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 10-K).†*
10.18	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 10-K).†*
10.19	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 10-Q).†*
10.20	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 10-Q).†*
10.21	2022 Amphenol Corporation Management Incentive Plan.†**
10.22

Second Amended and Restated Credit Agreement, dated November 30, 2021, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on December 10, 2021).*

10.23

The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement as amended and restated effective January 1, 2019, dated December 21, 2018 (filed as Exhibit 10.25 to the December 31, 2018 10-K).†*

10.24	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2020, dated December 23, 2019 (filed as Exhibit 10.26 to the December 31, 2019 10-K).†*
10.25	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2021, dated October 8, 2020 (filed as Exhibit 10.24 to the December 31, 2020 10-K).†*
10.26	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective March 1, 2021, dated February 22, 2021 (filed as Exhibit 10.25 to the March 31, 2021 10-Q).†*
10.27	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective November 29, 2021, dated November 12, 2021.†**
10.28	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2022, dated November 17, 2021.†**
10.29	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 10-Q).†*

10.30	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 10-K).†*
10.31	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2019 (filed as Exhibit 10.28 to the December 31, 2018 10-K).†*
10.32

Commercial Paper Program form of Dealer Agreement dated as of August 29, 2014 between the Company, Citibank Global Markets and JP Morgan Securities LLC (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2014).*

10.33

Commercial Paper Program Dealer Agreement dated as of July 10, 2018 between Amphenol Technologies Holding GmbH (as issuer), Amphenol Corporation (as guarantor), Barclays Bank PLC (as Arranger), and Barclays Bank PLC and Commerzbank Aktiengesellschaft (as Original Dealers) (filed as Exhibit 10.1 to the Form 8-K filed on July 11, 2018).*

10.34	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 10-K).†*
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).**

†       Management contract or compensatory plan or arrangement.

*       Incorporated herein by reference as stated.

**     Filed herewith.

***   Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2021, 2020 and 2019

(Dollars in millions)

	Balance at	Charged to		Balance at
	beginning	cost and	Additions	end of
	of period	expenses	(Deductions)	period
Allowance for doubtful accounts:
Year ended December 31, 2021	$44.8	$1.5	$(2.8)	$43.5
Year ended December 31, 2020	33.6	8.5	2.7	44.8
Year ended December 31, 2019	33.5	1.2	(1.1)	33.6

Valuation allowance on deferred tax assets:
Year ended December 31, 2021	$40.1	$6.3	$(1.5)	$44.9
Year ended December 31, 2020	35.2	3.8	1.1	40.1
Year ended December 31, 2019	34.7	0.2	0.3	35.2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 9th day of February, 2022.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Adam Norwitt	President, Chief Executive Officer and Director	February 9, 2022
R. Adam Norwitt	(Principal Executive Officer)

/s/ Craig A. Lampo	Senior Vice President and Chief Financial Officer	February 9, 2022
Craig A. Lampo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 9, 2022
Martin H. Loeffler

/s/ David P. Falck	Presiding Director	February 9, 2022
David P. Falck

/s/ Nancy A. Altobello	Director	February 9, 2022
Nancy A. Altobello

/s/ Stanley L. Clark	Director	February 9, 2022
Stanley L. Clark

/s/ John D. Craig	Director	February 9, 2022
John D. Craig

/s/ Edward G. Jepsen	Director	February 9, 2022
Edward G. Jepsen

/s/ Rita S. Lane	Director	February 9, 2022
Rita S. Lane

/s/ Robert A. Livingston	Director	February 9, 2022
Robert A. Livingston

/s/ Anne Clarke Wolff	Director	February 9, 2022
Anne Clarke Wolff