Form 10-Q
period 2022-03-31
AMPHENOL CORP /DE/
filed 2022-04-29
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 OR

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

As of April 26, 2022, the total number of shares outstanding of the registrant’s Class A Common Stock was 597,138,524.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,247.5	$1,197.1
Short-term investments	52.1	44.3
Total cash, cash equivalents and short-term investments	1,299.6	1,241.4
Accounts receivable, less allowance for doubtful accounts of $47.2 and $43.5, respectively	2,422.1	2,454.8
Inventories	1,989.7	1,894.1
Prepaid expenses and other current assets	397.3	367.9
Total current assets	6,108.7	5,958.2

Property, plant and equipment, less accumulated depreciation of $2,007.3 and $1,961.6, respectively	1,175.0	1,175.3
Goodwill	6,349.1	6,376.8
Other intangible assets, net	738.4	756.9
Other long-term assets	502.4	411.2
Total Assets	$14,873.6	$14,678.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$1,275.9	$1,312.0
Accrued salaries, wages and employee benefits	272.3	366.2
Accrued income taxes	116.6	88.8
Accrued dividends	119.5	119.8
Other accrued expenses	589.2	556.3
Current portion of long-term debt	23.7	4.0
Total current liabilities	2,397.2	2,447.1

Long-term debt, less current portion	4,908.8	4,795.9
Accrued pension and postretirement benefit obligations	187.8	193.4
Deferred income taxes	421.7	424.2
Other long-term liabilities	454.6	438.7
Total Liabilities	8,370.1	8,299.3

Redeemable noncontrolling interest	19.5	19.0

Equity:
Common stock	0.6	0.6
Additional paid-in capital	2,438.5	2,409.0
Retained earnings	4,391.5	4,278.9
Treasury stock, at cost	(101.0)	(100.0)
Accumulated other comprehensive loss	(303.5)	(286.5)
Total stockholders’ equity attributable to Amphenol Corporation	6,426.1	6,302.0

Noncontrolling interests	57.9	58.1
Total Equity	6,484.0	6,360.1
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$14,873.6	$14,678.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$2,951.9	$2,377.1
Cost of sales	2,025.3	1,649.6
Gross profit	926.6	727.5
Selling, general and administrative expenses	336.8	262.7
Operating income	589.8	464.8

Interest expense	(28.1)	(28.6)
Other income (expense), net	1.7	(0.3)
Income before income taxes	563.4	435.9
Provision for income taxes	(134.2)	(104.1)
Net income	429.2	331.8
Less: Net income attributable to noncontrolling interests	(3.5)	(2.2)
Net income attributable to Amphenol Corporation	$425.7	$329.6

Net income attributable to Amphenol Corporation per common share — Basic	$0.71	$0.55

Weighted average common shares outstanding — Basic	598.3	598.5

Net income attributable to Amphenol Corporation per common share — Diluted	$0.68	$0.53

Weighted average common shares outstanding — Diluted	625.6	624.1

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended
	March 31,
	2022	2021

Net income	$429.2	$331.8

Total other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(20.9)	(62.3)
Unrealized gain on hedging activities	0.6	0.1
Pension and postretirement benefit plan adjustment, net of tax of ($1.1) and ($1.6), respectively	3.3	5.1
Total other comprehensive (loss) income, net of tax	(17.0)	(57.1)

Total comprehensive income	412.2	274.7

Less: Comprehensive income attributable to noncontrolling interests	(3.5)	(2.0)

Comprehensive income attributable to Amphenol Corporation	$408.7	$272.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2022	2021
Cash from operating activities:
Net income	$429.2	$331.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.1	76.7
Stock-based compensation expense	19.7	19.1
Deferred income tax provision	13.4	14.2
Net change in components of working capital	(182.9)	(114.6)
Net change in other long-term assets and liabilities	(19.7)	(6.2)
Net cash provided by operating activities	350.8	321.0

Cash from investing activities:
Capital expenditures	(78.1)	(78.4)
Proceeds from disposals of property, plant and equipment	1.8	0.9
Purchases of investments	(100.3)	(46.2)
Sales and maturities of investments	35.8	48.5
Acquisitions, net of cash acquired	—	(185.6)
Other	(3.3)	(2.4)
Net cash used in investing activities	(144.1)	(263.2)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	0.2	1.2
Repayments of senior notes and other long-term debt	(2.5)	(0.8)
Proceeds from short-term borrowings	20.1	—
Borrowings (repayments) under commercial paper programs, net	138.4	811.9
Purchase of treasury stock	(204.0)	(152.8)
Proceeds from exercise of stock options	20.0	21.1
Distributions to and purchases of noncontrolling interests	(3.6)	(7.6)
Dividend payments	(119.8)	(86.8)
Net cash (used in) provided by financing activities	(151.2)	586.2

Effect of exchange rate changes on cash and cash equivalents	(5.1)	(18.4)

Net increase in cash and cash equivalents	50.4	625.6
Cash and cash equivalents balance, beginning of period	1,197.1	1,702.0

Cash and cash equivalents balance, end of period	$1,247.5	$2,327.6

Cash paid for:
Interest	$27.6	$28.1
Income taxes, net	93.8	75.2

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in millions, except share and per share data, unless otherwise noted)

Note 1—Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, and each of the related Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2022 and 2021, include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”).

New Reportable Business Segments

Effective January 1, 2022, the Company aligned its businesses into three newly formed reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. This new alignment replaces our historic reportable business segments. The Company has begun reporting under its new reportable segments in connection with this Quarterly Report on Form 10-Q, which also includes the recasting of relevant prior year period segment information in order to enable year-over-year segment comparisons. Refer to Note 13 herein for further details related to the Company’s change in its reportable business segments effective January 1, 2022.

We have determined that the Company’s reporting units are the three new reportable business segments. As a result of the new reporting segment structure, the Company utilized the relative fair value allocation approach to reallocate the historical goodwill associated with the previous Interconnect Products and Assemblies segment, while the historical goodwill associated with the previous Cable Products and Solutions segment has been allocated in full to the newly formed Communications Solutions segment. The Company will continue to perform its evaluation for the impairment of goodwill associated with its reporting units on an annual basis as of each July 1 or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. Refer to Note 12 herein for further details related to the carrying amount of goodwill by segment.

Note 2—New Accounting Pronouncements

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced in July 2017 its intent to phase out the use of LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration published a consultation on its intention to extend the publication of certain U.S. dollar LIBOR (“USD LIBOR”) rates until June 30, 2023. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred benchmark alternative to USD LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU No. 2021-01 Reference Rate Reform (Topic 848): Scope, which permits entities to elect certain optional expedients and exceptions when accounting for derivatives and certain hedging relationships affected by changes in interest rates and the transition. Effective November 30, 2021, the Revolving Credit Facility (as defined in Note 4 herein) no longer references LIBOR for interest rate determinations. Due to our current limited reliance on borrowings tied to LIBOR, the Company currently believes that the LIBOR transition will not have a material impact on its financial condition, results of operations or cash flows.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805 by requiring acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The intent of ASU 2021-08 is to address diversity in practice and improve comparability for both the recognition and measurement of acquired revenue contracts by providing (i) guidance on how to determine whether a contract liability is recognized by the acquirer in a business combination and (ii) specific guidance on how to recognize and measure contract assets and contract liabilities from revenue contracts in a business combination. ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, and the amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company is currently evaluating ASU 2021-08 and its potential impact on our consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	March 31,	December 31,
	2022	2021
Raw materials and supplies	$867.9	$818.4
Work in process	562.4	511.5
Finished goods	559.4	564.2
	$1,989.7	$1,894.1

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	March 31, 2022		December 31, 2021
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	933.5	933.5	795.2	795.2
Euro Commercial Paper Program	—	—	—	—
3.20% Senior Notes due April 2024	349.9	351.9	349.9	363.5
2.050% Senior Notes due March 2025	399.6	388.8	399.6	407.4
0.750% Euro Senior Notes due May 2026	552.4	542.9	565.5	579.0
2.000% Euro Senior Notes due October 2028	552.2	564.6	565.4	626.7
4.350% Senior Notes due June 2029	499.7	526.3	499.7	567.7
2.800% Senior Notes due February 2030	899.5	851.8	899.4	928.3
2.200% Senior Notes due September 2031	747.4	664.4	747.3	733.4
Other debt	27.1	27.1	8.6	8.6
Less: unamortized deferred debt issuance costs	(28.8)	—	(30.7)	—
Total debt	4,932.5	4,851.3	4,799.9	5,009.8
Less: current portion	23.7	23.7	4.0	4.0
Total long-term debt	$4,908.8	$4,827.6	$4,795.9	$5,005.8

Revolving Credit Facility

On November 30, 2021, the Company amended and restated its $2,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”). As a result, the Revolving Credit Facility no longer references LIBOR for interest rate determinations. The Revolving Credit Facility maintains the lenders’ aggregate commitments under the facility at $2,500.0. The Revolving Credit Facility matures in November 2026 and gives the Company the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term SOFR. The Company may utilize the Revolving Credit Facility for general corporate purposes. At March 31, 2022 and December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value due primarily to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On March 31, 2022, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Term Loan Credit Facility

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “2022 Term Loan”), which is scheduled to mature on April 19, 2024. The 2022 Term Loan was undrawn at closing and may be drawn on up to five occasions over the life of the facility. The 2022 Term Loan may be repaid at any time without premium or penalty, and, once prepaid, cannot be reborrowed. The proceeds from the 2022 Term Loan are expected to be used for general corporate purposes. Interest rates under the 2022 Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. The carrying value of the 2022 Term Loan approximates its fair value due primarily to its market interest rates and is classified as Level 2 in the fair value hierarchy (Note 5). The 2022 Term Loan requires payment of certain commitment fees and requires that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility. As of April 26, 2022, there were no outstanding borrowings under the 2022 Term Loan.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States. The maturities of the USCP Notes vary, but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which recently has included fully or partially funding acquisitions, as well as to repay certain outstanding senior notes. As of March 31, 2022, the amount of USCP Notes outstanding was $933.5, with a weighted average interest rate of 0.95%.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary, but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies.  The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. As of March 31, 2022, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of March 31, 2022, the authorization from the Company’s Board of Directors (the “Board”) limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, due primarily to its market interest rates and is classified as Level 2 in the fair value hierarchy (Note 5).

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

Euro Senior Notes

The Euro Issuer has two outstanding senior notes in Europe (collectively, the “Euro Notes” and, together with the U.S. Senior Notes, the “Senior Notes”), each of which were issued with a principal amount of €500.0. The 0.750% Euro Senior Notes, which were issued in May 2020 at 99.563% of face value, mature on May 4, 2026, while the 2.000% Euro Senior Notes, which were issued in October 2018 at 99.498% of face value, mature on October 8, 2028. The Company’s Euro Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of either series of Euro Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium.

The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Company’s Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On March 31, 2022, the Company was in compliance with all requirements under its Senior Notes.

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

The Company believes that the assets or liabilities currently subject to such standards with fair value disclosure requirements are primarily debt instruments, pension plan assets, short- and long-term investments, and derivative instruments. Each of these assets and liabilities is discussed below, with the exception of debt instruments, pension plan assets, and the fair value of assets acquired and liabilities assumed as part of acquisition accounting, which are covered in Note 4, Note 10 and Note 11, respectively, herein, in addition to the Notes to Consolidated Financial Statements in the 2021 Annual Report. Substantially all of the Company’s short- and long-term investments consist of certificates of deposit, which are considered as Level 2 in the fair value hierarchy. Long-term investments, the vast majority of which have original maturities of two years, are recorded in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The carrying amounts of these short-term and long-term instruments, the vast majority of which are in non-U.S. bank accounts, approximate their respective fair values. The Company’s derivative instruments primarily consist of foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these financial assets is immaterial.

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards as of March 31, 2022 and December 31, 2021 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
March 31, 2022:
Short-term investments	$52.1	$—	$52.1	$—
Long-term investments	55.8	—	55.8	—
Forward contracts	(1.1)	—	(1.1)	—
Redeemable noncontrolling interest	(19.5)	—	—	(19.5)
Total	$87.3	$—	$106.8	$(19.5)

December 31, 2021:
Short-term investments	$44.3	$44.3	$—	$—
Forward contracts	(0.4)	—	(0.4)	—
Redeemable noncontrolling interest	(19.0)	—	—	(19.0)
Total	$24.9	$44.3	$(0.4)	$(19.0)

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of March 31, 2022, the fair value of such foreign exchange forward contracts in the table above consisted of (i) two outstanding foreign exchange forward contracts accounted for as cash flow hedges, each expiring within one year, (ii) various outstanding foreign exchange forward contracts accounted for as net investment hedges and (iii) various outstanding foreign exchange forward contracts that are not designated as hedging instruments. The amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts and the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2022 and 2021, were not material. The fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interest as of March 31, 2022 and December 31, 2021 is related to the acquisition of Halo Technology Limited (“Halo”), which closed in December 2021, and based on the terms of the agreement, will remain in temporary equity until the put option is either exercised and the entire redeemable noncontrolling interest is fully settled or the put option expires. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable NCI currently outstanding, approximates fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy, and is recorded as Redeemable noncontrolling interest on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021. Refer to Note 7 herein for a rollforward of the Redeemable noncontrolling interest for the three months ended March 31, 2022, as well as Note 1 of the Notes to Consolidated Financial Statements in the 2021 Annual Report for further discussion of the Company’s redeemable noncontrolling interest.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6—Income Taxes

	Three Months Ended
	March 31,
	2022	2021
Provision for income taxes	$(134.2)	$(104.1)
Effective tax rate	23.8%	23.9%

For the three months ended March 31, 2022 and 2021, stock option exercise activity had the impact of decreasing our Provision for income taxes by $3.8 and $2.6, respectively, and decreasing our effective tax rate by 70 basis points and 60 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income.

The United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”) in December 2017. As a result, in 2017, the Company recorded a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. The Company plans to pay its fifth annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2022, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2022, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $183.1. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $13.1.

Note 7—Stockholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity and redeemable noncontrolling interest for the three months ended March 31, 2022 is as follows:

	Amphenol Corporation Stockholders
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests	Equity	Interest

Balance as of December 31, 2021	600.7	$0.6	(1.6)	$(100.0)	$2,409.0	$4,278.9	$(286.5)	$58.1	$6,360.1	$19.0
Net income						425.7		3.0	428.7	0.5
Other comprehensive income (loss)							(17.0)	—	(17.0)	—
Purchase of noncontrolling interest					(0.4)			(0.1)	(0.5)
Distributions to shareholders of noncontrolling interests								(3.1)	(3.1)
Purchase of treasury stock			(2.6)	(204.0)					(204.0)
Retirement of treasury stock	(2.3)	—	2.3	183.0		(183.0)			—
Stock options exercised	0.3	—	0.3	20.0	10.2	(10.6)			19.6
Dividends declared ($0.20 per common share)						(119.5)			(119.5)
Stock-based compensation expense					19.7				19.7
Balance as of March 31, 2022	598.7	$0.6	(1.6)	$(101.0)	$2,438.5	$4,391.5	$(303.5)	$57.9	$6,484.0	$19.5

A rollforward of consolidated changes in equity for the three months ended March 31, 2021 is as follows:

	Amphenol Corporation Stockholders
							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2020	600.7	$0.6	(2.0)	$(111.1)	$2,068.1	$3,705.4	$(278.1)	$67.0	$5,451.9
Net income						329.6		2.2	331.8
Other comprehensive income (loss)							(56.9)	(0.2)	(57.1)
Acquisitions resulting in noncontrolling interest								1.8	1.8
Purchase of noncontrolling interest					2.5			(7.3)	(4.8)
Distributions to shareholders of noncontrolling interests								(2.8)	(2.8)
Purchase of treasury stock			(2.4)	(152.8)					(152.8)
Retirement of treasury stock	(2.1)	—	2.1	133.0		(133.0)			—
Stock options exercised	0.6	—	0.2	13.5	16.0	(8.3)			21.2
Dividends declared ($0.145 per common share)						(86.6)			(86.6)
Stock-based compensation expense					19.1				19.1
Balance as of March 31, 2021	599.2	$0.6	(2.1)	$(117.4)	$2,105.7	$3,807.1	$(335.0)	$60.7	$5,521.7

Stock Repurchase Programs

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2022, the Company repurchased 2.6 million shares of its Common Stock for $204.0 under the 2021 Stock Repurchase Program. Of the total repurchases made during the first three months of 2022, 0.3 million shares, or $21.0, were retained in Treasury stock at the time of repurchase. The remaining 2.3 million shares, or $183.0, have been retired by the Company. From April 1, 2022 to April 26, 2022, the Company repurchased 0.7 million additional shares of its Common Stock for $51.0 under the 2021 Stock Repurchase Program, and, as of April 27, 2022, the Company has remaining authorization to purchase up to $1,287.1 of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors, such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s Common Stock.

On April 24, 2018, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2021, the Company repurchased 2.4 million shares of its Common Stock for $152.8 under the 2018 Stock Repurchase Program. Of the total repurchases made during the first three months of 2021, 0.3 million shares, or $19.8, were retained in Treasury stock at the time of repurchase. The remaining 2.1 million shares, or $133.0, were retired by the Company. In April of 2021, the Company repurchased the remaining value of shares of its Common Stock authorized under the 2018 Stock Repurchase Program and, therefore, the 2018 Stock Repurchase Program was terminated.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Dividends declared	$119.5	$86.6
Dividends paid (including those declared in the prior year)	119.8	86.8

On October 26, 2021, the Board approved an increase to its quarterly dividend rate from $0.145 per share to $0.20 per share, effective with dividends declared in the fourth quarter of 2021, contingent upon declaration by the Board.

Note 8—Stock-Based Compensation

For the three months ended March 31, 2022 and 2021, the Company’s Income before income taxes was reduced for stock-based compensation expense of $19.7 and $19.1, respectively. In addition, for the three months ended March 31, 2022 and 2021, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $5.8 and $4.5, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the three months ended March 31, 2022 and 2021 include excess tax benefits of $3.8 and $2.6, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 60,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 40,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of March 31, 2022, there were 42,881,160 shares of Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three months ended March 31, 2022 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2022	65,300,748	$42.00	6.47	$2,968.8
Options granted	532,721	85.92
Options exercised	(646,759)	30.24
Options forfeited	(136,140)	47.07
Options outstanding at March 31, 2022	65,050,570	$42.46	6.27	$2,145.0
Vested and non-vested options expected to vest at March 31, 2022	62,416,843	$42.14	6.20	$2,078.2
Exercisable options at March 31, 2022	33,332,906	$35.41	4.98	$1,331.2

A summary of the status of the Company’s non-vested options as of March 31, 2022 and changes during the three months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2022	31,380,283	$8.34
Options granted	532,721	17.97
Options vested	(59,200)	10.69
Options forfeited	(136,140)	7.68
Non-vested options at March 31, 2022	31,717,664	$8.50

During the three months ended March 31, 2022 and 2021, the following activity occurred under the Company’s option plans:

	Three Months Ended
	March 31,
	2022	2021
Total intrinsic value of stock options exercised	$34.3	$28.9
Total fair value of stock options vested	0.6	0.4

As of March 31, 2022, the total compensation cost related to non-vested options not yet recognized was approximately $187.8 with a weighted average expected amortization period of 3.26 years.

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

Restricted Stock

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Board. As of March 31, 2022, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 141,359. Restricted shares granted under the 2012 Directors Restricted Stock Plan vest on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three months ended March 31, 2022 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2022	21,061	$66.92	0.38
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2022	21,061	$66.92	0.13

As of March 31, 2022, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.2 (with a weighted average expected amortization period of 0.13 years).

Note 9—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. The following is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars and shares in millions, except per share data)	2022	2021
Net income attributable to Amphenol Corporation stockholders	$425.7	$329.6

Weighted average common shares outstanding — Basic	598.3	598.5
Effect of dilutive stock options	27.3	25.6
Weighted average common shares outstanding — Diluted	625.6	624.1

Net income attributable to Amphenol Corporation per common share — Basic	$0.71	$0.55

Net income attributable to Amphenol Corporation per common share — Diluted	$0.68	$0.53

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 4.1 million and 0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three months ended March 31, 2022 and 2021:

	Pension Benefits
Three Months Ended March 31:	2022	2021
Service cost	$1.5	$1.9
Interest cost	3.5	2.8
Expected return on plan assets	(7.5)	(7.8)
Amortization of prior service cost	0.4	0.5
Amortization of net actuarial losses	4.1	6.2
Net pension expense	$2.0	$3.6

Based on the Company’s current investment strategy for its U.S. Plans, the Company’s expected long-term rate of return assumption to determine net periodic pension expense for 2022 is 5.5%. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. During the three months ended March 31, 2022 and 2021, the Company provided matching contributions to the U.S. defined contribution plans of approximately $5.3 and $4.4, respectively.

Note 11—Acquisitions

2021 Acquisitions

During the year ended December 31, 2021, the Company completed seven acquisitions for $2,225.4, net of cash acquired, while also completing the divestiture of the Divested MTS business, as discussed below and in more detail in the 2021 Annual Report. One of the acquisitions was included in the Harsh Environment Solutions segment, three acquisitions were included in the Communications Solutions segment and three acquisitions were included in the Interconnect and Sensor Systems segment. The Company completed the acquisition accounting, including the analyses of the fair value of the assets acquired and liabilities assumed, for four of the acquisitions, for each of which the final assessment of values did not differ materially from the preliminary assessment. For the three remaining 2021 acquisitions, the Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed, and anticipates that the final assessments of values for these acquisitions will not differ materially from the preliminary assessments. The operating results of the 2021 acquisitions were included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, was not presented as these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition of MTS Systems Corporation and Sale of the Divested MTS Business

On April 7, 2021, the Company completed its acquisition of MTS Systems Corporation (Nasdaq: MTSC) (“MTS”) for a total enterprise value of approximately $1,700, net of cash acquired and including the repayment of all outstanding debt and certain liabilities. MTS was historically organized into two business segments: Sensors (“MTS Sensors”) and Test & Simulation (“MTS T&S”). The MTS acquisition was funded through a combination of borrowings under the U.S. Commercial Paper Program and cash on hand. At closing, the Company paid approximately $1,300, net of cash acquired, for 100% of the common stock of MTS, including certain liabilities settled at closing, which was reflected within net cash used in investing activities from continuing operations in the Consolidated Statements of Cash Flow for the year ended December 31, 2021. In addition, the Company also assumed MTS’s then-outstanding $350.0 principal amount of senior notes due August 15, 2027, which were repaid and settled, shortly after the closing, for approximately $387.3, which included accrued interest and a make-whole premium incurred as a result of the early extinguishment of the senior notes.

Prior to the closing of the MTS acquisition, the Company entered into a definitive agreement to sell MTS (including the MTS T&S business, but excluding the MTS Sensors business) to Illinois Tool Works Inc. (“ITW”). Throughout this Quarterly Report on Form 10-Q, we refer to MTS (including the MTS T&S business, but excluding the MTS Sensors business) as the “Divested MTS business”. On December 1, 2021, the Company completed the sale of the Divested MTS business to ITW for approximately $750, net of cash divested and excluding related transaction fees and expenses. After giving effect to the sale of the Divested MTS business as well as the repayment of the aforementioned MTS senior notes as part of the MTS acquisition, the Company paid approximately $950, net of cash acquired and excluding related transaction fees and expenses, for the retained MTS Sensors business.

The Divested MTS business met the “held for sale” criteria at its acquisition date and accordingly, the Company did not assign the Divested MTS business to any of its reportable business segments. The Company accounted for the operating results and related cash flows associated with the Divested MTS business as discontinued operations in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flow, respectively, as of the MTS acquisition date of April 7, 2021 through December 1, 2021, the date of the sale of the Divested MTS business. The assets acquired and liabilities assumed resulting from the purchase price allocation for the Divested MTS business were measured and recorded at fair value less costs to sell as of the date of the MTS acquisition and recorded as current assets held for sale and current liabilities held for sale, as separate single line items in the Company’s balance sheet from the MTS acquisition date through December 1, 2021, the date of the sale of the Divested MTS business. In addition, the Company assumed a $28.7 contingent consideration liability in connection with the MTS acquisition, which was recognized at fair value as part of acquisition accounting. During the third quarter of 2021, the Company made a capital contribution to the Divested MTS business, which in turn used the funding to settle the contingent consideration liability.

Upon the sale of the Divested MTS business in December 2021, the Company completed the acquisition accounting associated with the Divested MTS business, which was performed separately from the purchase price allocation of the retained MTS Sensors business. The proceeds from the sale of the Divested MTS business were included in Net cash provided by investing activities from discontinued operations in the Consolidated Statements of Cash Flow for the year ended December 31, 2021. The sale of the Divested MTS business did not result in any significant gain or loss recorded to discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2021.

The retained MTS Sensors business is reported within our Interconnect and Sensor Systems segment. The Company is in the process of completing its analyses of the purchase price allocation of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, as part of the acquisition accounting associated with the MTS Sensors business. The MTS acquisition resulted in the recognition of $737.8 of goodwill, $54.0 of indefinite-lived tradename intangible assets and $178.2 of definite-lived intangible assets, each associated with the MTS Sensors business. The definite-lived intangible assets are comprised of customer relationships, proprietary technology, and backlog of $122.9, $39.1 and $16.2, respectively, and are amortized based upon the underlying pattern of economic benefit with weighted-average useful lives of 11 years, 15 years and 0.25 years, respectively. Other than these intangible assets, the remainder of the purchase price has been allocated to other identifiable assets acquired and liabilities assumed. As part of acquisition accounting, the Company also recorded $47.0 of deferred tax liabilities associated with certain basis differences, the majority of which the Company recognized for tax purposes and paid in the fourth quarter of 2021 upon the sale of the Divested MTS business. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of assembled workforce and the anticipated cost savings and efficiencies associated with the integration of the MTS Sensors business, along with other intangible assets acquired that do not qualify for separate recognition. The Company does not expect any such recognized goodwill associated with the acquisition of the MTS Sensors business to be deductible for tax purposes. While the Company is in the process of completing its analyses of the fair value of the assets acquired and liabilities assumed, we do not anticipate that the final assessment of values for the MTS acquisition will differ materially from the current assessment.

Acquisition of Halo Technology Limited

On December 1, 2021, the Company completed the acquisition of approximately 97% of the common stock of Halo Technology Limited (“Halo”) for a purchase price of approximately $694, net of cash acquired. The sellers retained a less than 3% noncontrolling interest in Halo, which includes redeemable features that are outside the control of the Company and therefore, has been classified as temporary equity on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, as discussed in more detail in Note 5 herein. The acquisition was funded with cash on hand. The Company is in the process of analyzing the allocation of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, as part of acquisition accounting. As of March 31, 2022, the Halo acquisition resulted in the recognition of $530.7 of goodwill, $28.0 of indefinite-lived tradename intangible assets and $156.0 of definite-lived intangible assets. The definite-lived intangible assets are comprised of customer relationships, proprietary technology, and backlog of $31.0, $116.0 and $9.0, respectively, and are amortized based upon the underlying pattern of economic benefit with weighted average useful lives of 10 years, 15 years and one month, respectively. Other than these intangible assets, the remainder of the purchase price has been allocated to other identifiable assets acquired and liabilities and noncontrolling interests (including redeemable noncontrolling interests) assumed. As part of acquisition accounting, the excess purchase price over the fair value of the underlying assets acquired (net of liabilities and noncontrolling interests assumed) was allocated to goodwill, which primarily represents the value of assembled workforce and the anticipated cost savings and efficiencies associated with the integration of Halo, along with other intangible assets acquired that do not qualify for separate recognition. The Company does not expect any such recognized goodwill associated with the Halo acquisition to be deductible for tax purposes. Since the current purchase price allocation is based on a preliminary assessment made by management as of March 31, 2022, the acquisition accounting for Halo is subject to final adjustment and it is possible that the final assessment of values may differ from our preliminary assessment. The operating results for Halo have been included in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of Halo, which is reported within our Communications Solutions segment, was not material to the Company’s financial results.

Acquisition-related Expenses

During 2021, the Company incurred $70.4 ($57.3 after-tax) of acquisition-related expenses, comprised primarily of transaction, severance, restructuring and certain non-cash purchase accounting costs related to the MTS acquisition in the second quarter of 2021, along with external transaction costs and certain non-cash purchase accounting costs related to the Halo acquisition in the fourth quarter of 2021. To the extent such expenses are incurred in the periods presented, such acquisition-related expenses are presented separately in the Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Harsh		Interconnect
	Environment	Communications	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2021	$1,663.7	$2,950.1	$1,763.0	$6,376.8
Acquisition-related	(1.1)	3.4	(3.4)	(1.1)
Foreign currency translation	(5.4)	(9.1)	(12.1)	(26.6)
Goodwill at March 31, 2022	$1,657.2	$2,944.4	$1,747.5	$6,349.1

Other than goodwill noted above, the Company’s intangible assets as of March 31, 2022 and December 31, 2021 were as follows:

		March 31, 2022			December 31, 2021
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	$635.4	$368.7	$266.7	$637.2	$357.5	$279.7
Proprietary technology	13	311.0	107.6	203.4	311.1	102.2	208.9
Backlog and other	1	74.9	74.7	0.2	74.9	74.7	0.2
Total intangible assets (definite-lived)	10	1,021.3	551.0	470.3	1,023.2	534.4	488.8

Trade names (indefinite-lived)		268.1		268.1	268.1		268.1
		$1,289.4	$551.0	$738.4	$1,291.3	$534.4	$756.9

Amortization expense for the three months ended March 31, 2022 and 2021 was approximately $18.0 and $12.3, respectively. As of March 31, 2022, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2022 is approximately $49.9 and for each of the next five fiscal years is approximately $64.6 in 2023, $59.0 in 2024, $49.7 in 2025, $47.9 in 2026 and $41.2 in 2027.

Note 13—Reportable Business Segments

New Reportable Business Segments

Effective January 1, 2022, the Company aligned its businesses into three newly formed reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. This new alignment replaces our historic reportable business segments. All businesses previously reported in the Interconnect Products and Assemblies segment have now been aligned with one of the three newly formed segments. All businesses previously reported in the Cable Products and Solutions segment have now been aligned with our newly formed Communications Solutions segment. This new segment structure reflects (i) the manner in which the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, regularly assesses information for decision-making purposes, including the allocation of resources, and (ii) how the Company operates its businesses, assesses performance, and communicates results and strategy, among other items, to the Company’s Board and its stockholders. In conjunction with the new alignment of our business, the Company appointed three new segment managers (“Segment Managers”) to lead their respective reportable business segments, each reporting directly to the

Chief Executive Officer. The Company organizes its reportable business segments based on the manner in which management evaluates the performance of the Company, combined with the nature of the individual business activities and the product-based solutions offered.

The following are the Company’s three new reportable business segments:

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

The Company has recast all relevant prior year period segment information in order to enable year-over-year segment comparisons in this Quarterly Report on Form 10-Q. The accounting policies of the segments are the same as those for the Company as a whole and are described herein and in Note 1 of the Notes to Consolidated Financial Statements in the 2021 Annual Report. The Company evaluates the performance of the segments and allocates resources to each of them based on, among other things, profit or loss from operations before certain corporate and other related items such as interest, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses. The Company also incurs general corporate expenses and costs which are not allocated to the reportable business segments, but have been included in “Corporate / Other” in the following tables for reconciliation purposes. Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by reportable business segment.

Net sales by segment for the three months ended March 31, 2022 and 2021 are as follows:

	External		Intersegment
Three Months Ended March 31:	2022	2021	2022	2021
Harsh Environment Solutions	$727.6	$628.0	$15.5	$15.8
Communications Solutions	1,320.1	1,028.0	19.3	20.8
Interconnect and Sensor Systems	904.2	721.1	5.1	6.2
Consolidated Net sales	$2,951.9	$2,377.1	$39.9	$42.8

Segment operating income and the reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Segment operating income:
Harsh Environment Solutions	$183.2	$158.3
Communications Solutions	282.5	204.5
Interconnect and Sensor Systems	160.0	135.1
Total segment operating income	625.7	497.9

Corporate / Other:
Stock-based compensation expense	(19.7)	(19.1)
Other operating expenses	(16.2)	(14.0)
Interest expense	(28.1)	(28.6)
Other income (expense), net	1.7	(0.3)

Income before income taxes	$563.4	$435.9

Depreciation and amortization expense by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Harsh Environment Solutions	$18.4	$18.0
Communications Solutions	42.0	30.9
Interconnect and Sensor Systems	29.2	26.2
Corporate / Other	1.5	1.6
Total	$91.1	$76.7

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three months ended March 31, 2022 and 2021, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Condensed Consolidated Balance Sheets were not material as of March 31, 2022 and December 31, 2021. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of March 31, 2022 and December 31, 2021.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of March 31, 2022.

While the Company typically offers standard product warranty coverage which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of March 31, 2022 and December 31, 2021, and related warranty expense for the three months ended March 31, 2022 and 2021, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following table shows our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three months ended March 31, 2022 and 2021:

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021
Net sales by:
Sales channel:
End customers and contract manufacturers	$512.1	$466.6	$1,035.5	$847.0	$874.2	$699.7	$2,421.8	$2,013.3
Distributors and resellers	215.5	161.4	284.6	181.0	30.0	21.4	530.1	363.8
	$727.6	$628.0	$1,320.1	$1,028.0	$904.2	$721.1	$2,951.9	$2,377.1

Geography:
United States	$354.8	$316.0	$315.8	$190.1	$243.3	$167.8	$913.9	$673.9
China	108.2	93.6	453.8	435.1	194.1	132.2	756.1	660.9
Other foreign locations	264.6	218.4	550.5	402.8	466.8	421.1	1,281.9	1,042.3
	$727.6	$628.0	$1,320.1	$1,028.0	$904.2	$721.1	$2,951.9	$2,377.1

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

In March 2021, a non-material customer of the Company filed a formal request for arbitration against the Company relating to a product sold to such customer that the customer alleges did not meet the agreed upon product specification. The customer is pursuing breach of warranty claims against the Company, among other assertions, and is seeking damages relating to its estimated costs of replacing the product. While the customer has claimed damages of approximately €112, the arbitrator will have discretion to determine the actual amount of damages as well as the apportionment of responsibility between the parties. The Company has denied that its product caused the damages, that its product did not meet the agreed upon specifications and that the claimed damages are appropriate, and is vigorously defending itself in the arbitration.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2022 and 2021 has been derived from and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included in Part I, Item 1 herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our” or “us”). The following discussion and analysis should also be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). The Condensed Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events and are subject to risks and uncertainties. All statements that address events or developments that we expect or believe may or will occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements, which address the Company’s expected business and financial performance and financial condition, among other matters, may contain words and terms such as: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “look ahead,” “may,” “ongoing,” “optimistic,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” and other words and terms of similar meaning.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity, effective tax rate or other matters, together with any forward-looking statements related in any way to the COVID-19 pandemic, including its future impact on the Company. Although the Company believes the expectations reflected in all forward-looking statements, including those we may make with regards to expected earnings, revenues, growth, liquidity, the Company’s effective tax rate, and other matters discussed herein, are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, which include, but are not limited to, the following: political, economic, military and other risks related to operating in countries outside the United States, as well as changes in general economic conditions, geopolitical conditions, U.S. trade policies (including but not limited to sanctions) and other factors beyond the Company’s control; future risks and existing uncertainties associated with adverse public health developments, including epidemics and pandemics such as the COVID-19 pandemic, which continues to disrupt our operations including government regulations that inhibit our ability to operate certain of our facilities in the ordinary course, travel restrictions, supplier constraints, supply chain interruptions, logistics challenges and limitations, labor disruptions and reduced demand from certain customers; uncertainties associated with a protracted economic slowdown that could negatively affect the financial condition of our customers; risks associated with our inability to obtain certain raw materials and components in the current challenging supply chain environment, as well as the risk that the cost of most of the Company’s raw materials and components is increasing; negative impacts caused by extreme weather conditions and natural catastrophic events, including those caused by climate change and global warming; risks associated with the improper conduct by any of our employees, customers, suppliers, distributors or any other business partners which could impair our business reputation and financial results and could result in our non-compliance with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions; changes in exchange rates of the various currencies in which the Company conducts business; risks associated with the Company’s dependence on attracting, recruiting, hiring and retaining skilled employees, including as part of our various management teams; the Company’s dependence on sales to the communications industry, which markets are dominated by large manufacturers and operators who regularly exert significant pressure on suppliers, including the Company; changes in defense expenditures in the military market, including the impact of reductions or changes in the defense budgets of U.S. and foreign governments; risks and difficulties in trying to compete successfully on the basis of technology innovation, product quality and performance, price, customer service and delivery time; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill and other intangible assets; events beyond the Company’s control that could lead to an inability to meet its financial and other covenants, which could result in a default under the Company’s revolving credit facility or unsecured term loan credit facility; risks associated with the Company’s inability to access the global capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in interest rates; cybersecurity threats, including but not limited to malware, phishing, credential harvesting, ransomware and other increasingly sophisticated attacks, that could impair our information technology systems and could disrupt business operations, result in the loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential information, any of which could adversely impact our reputation and operating results and potentially lead to litigation and/or governmental investigations and fines; government contracting risks that the Company may be subject to, including laws and regulations governing performance of government contracts and related risks associated with conducting business with the U.S. and other foreign governments or their suppliers (both directly and indirectly); governmental export and import controls that certain of our products may be subject to, including export licensing, customs regulations, economic sanctions and other laws; changes in fiscal and tax policies, audits and examinations by taxing authorities, laws, regulations and guidance in the United States and foreign jurisdictions; any difficulties in protecting the Company’s intellectual property rights; litigation, customer claims, product recalls, governmental investigations, criminal liability or environmental matters including changes to laws and regulations to which the Company may be subject; and incremental costs and other risks that may arise in connection with regulatory efforts to combat the negative effects of climate change.

A further description of these uncertainties and other risks can be found in the 2021 Annual Report, Quarterly Reports on Form 10-Q and the Company’s other reports filed with the Securities and Exchange Commission. These or other uncertainties may cause the Company’s actual future results to be materially different from those expressed in any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements except as required by law.

Impact of COVID-19 on our Operations, Financial Condition, Liquidity and Results of Operations

The COVID-19 pandemic has affected our offices and manufacturing facilities throughout the world, as well as the facilities of our suppliers, customers and our customers’ contract manufacturers. The COVID-19 pandemic caused widespread disruptions to our Company during the first half of 2020, and to a lesser extent, those disruptions continued throughout the remainder of 2020, all of 2021 and into 2022. As of March 31, 2022, we continue to experience some disruptions, and at a minimum, we expect disruptions to continue for the remainder of 2022 and potentially beyond. These disruptions have included and may continue to include government regulations that inhibit our ability to operate certain of our facilities in the ordinary course, travel restrictions, supplier constraints, supply chain interruptions, logistics challenges and limitations, labor disruptions and reduced demand from certain customers. More recently, during the first quarter of 2022, COVID-19 outbreaks in China have resulted in new government-imposed lockdowns in certain regions, which have impacted the ability of several of our operations and manufacturing facilities to operate in the ordinary course. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the impact of any additional resurgences from known or new variants, current and future government regulations and actions in response to the crisis, the timing, availability, effectiveness and adoption rates of vaccines and treatments, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. There can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations in the future.

New Reportable Business Segments

Effective January 1, 2022, the Company aligned its businesses into the following three newly formed reportable business segments, which have replaced our historic reportable business segments:

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

This new alignment reinforces the Company’s entrepreneurial culture and the clear accountability of each of our business unit general managers, while enhancing the scalability of Amphenol’s business for the future. The Company has begun reporting under its new reportable segments in connection with this Quarterly Report on Form 10-Q, which also includes the recasting of relevant prior year period segment information in order to enable year-over-year segment comparisons. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements, as well as the 2021 Annual Report, for further details related to the Company’s change in its reportable business segments effective January 1, 2022.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Net sales were $2,951.9 in the first quarter of 2022 compared to $2,377.1 in the first quarter of 2021, which represented an increase of 24% in U.S. dollars, 25% in constant currencies and 17% organically, over the respective prior year period. The increase in net sales was driven by robust growth across all three reportable business segments, as described below. From a market standpoint, the increase in net sales was driven by strong organic growth across several markets, including the information technology and data communications, industrial, automotive, broadband communications, and commercial aerospace markets, as well as moderate growth in the mobile networks and mobile devices markets, along with contributions from the Company’s acquisition program.

Net sales in the Harsh Environment Solutions segment (approximately 25% of net sales) in the first quarter of 2022 increased 16% in U.S. dollars, 17% in constant currencies and 16% organically, compared to the first quarter of 2021. The increase in the first quarter of 2022 was driven primarily by strong organic growth in the industrial, automotive and commercial aerospace markets.

Net sales in the Communications Solutions segment (approximately 45% of net sales) in the first quarter of 2022 increased 28% in U.S. dollars, 29% in constant currencies and 21% organically, compared to the first quarter of 2021. The increase in the first quarter of 2022 was driven by strong organic growth across several markets, including the information technology and data communications, automotive, industrial, mobile networks and broadband communications markets, as well as moderate growth in the mobile devices market, along with contributions from the Company’s acquisition program.

Net sales in the Interconnect and Sensor Systems segment (approximately 30% of net sales) in the first quarter of 2022 increased 25% in U.S. dollars, 28% in constant currencies and 13% organically, compared to the first quarter of 2021. The increase in the first quarter of 2022 was driven primarily by strong organic growth in the industrial, automotive, and information technology and data communications markets, along with contributions from the Company’s acquisition program.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

			Percentage Growth (relative to same prior year period) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Three Months Ended March 31,	2022	2021	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales by:
Segment:
Harsh Environment Solutions	$727.6	$628.0	16%	(1)%	17%	1%	16%
Communications Solutions	1,320.1	1,028.0	28%	—%	29%	8%	21%
Interconnect and Sensor Systems	904.2	721.1	25%	(2)%	28%	15%	13%
Consolidated	$2,951.9	$2,377.1	24%	(1)%	25%	8%	17%

Geography (6):
United States	$913.9	$673.9	36%	—%	36%	15%	21%
Foreign	2,038.0	1,703.2	20%	(2)%	21%	5%	16%
Consolidated	$2,951.9	$2,377.1	24%	(1)%	25%	8%	17%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the Notes to Condensed Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting period(s) compared to the same respective period(s) in the prior year. Such amount is calculated by subtracting net sales for the current reporting period(s) translated at average foreign currency exchange rates for the respective prior year period(s) from net sales for the current reporting period(s), taken as a percentage of the respective prior year period(s) net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 2.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company's consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The comparatively stronger U.S. dollar for the first quarter of 2022 had the effect of decreasing sales by approximately $27.8, relative to the comparable period in 2021.

Selling, general and administrative expenses increased to $336.8, or 11.4% of net sales, for the first quarter of 2022, compared to $262.7, or 11.1% of net sales, for the first quarter of 2021. The increase in selling, general and administrative expenses as a percentage of net sales in the first quarter of 2022 is primarily driven by the impact of several of the 2021 acquisitions, and in particular Halo and the MTS Sensors business, having higher selling, general and administrative expenses as a percentage of net sales compared to the average of the Company, partially offset by higher sales during the first three months of 2022, relative to the comparable period of 2021. Administrative expenses represented approximately 4.5% of net sales for the first quarter of 2022, and represented approximately 4.3% of net sales for the first quarter of 2021. Research and development expenses represented approximately 2.8% of net sales for the first quarter of 2022, and represented approximately 3.1% of net sales for the first quarter of 2021. Selling and marketing expenses represented approximately 4.1% of net sales for the first quarter of 2022, and represented approximately 3.7% of net sales for the first quarter of 2021.

Operating income was $589.8, or 20.0% of net sales, for the first quarter of 2022, compared to $464.8, or 19.6% of net sales, for the first quarter of 2021. The increase in Operating income and operating margin for the first quarter of

2022 relative to the comparable period in 2021 was primarily driven by normal operating leverage on the higher sales volumes combined with the benefit of ongoing pricing and cost actions, which was partially offset by the continued impact of the more challenging commodity, logistics and supply chain environment.

Operating income for the Harsh Environment Solutions segment for the first quarter of 2022 was $183.2, or 25.2% of net sales, compared to $158.3, or 25.2% of net sales, for the first quarter of 2021. The operating margin for the Harsh Environment Solutions segment for the first quarter of 2022 was flat relative to the comparable period in 2021, as the normal operating leverage on the higher sales volumes was offset by the continued impact of the more challenging commodity, logistics and supply chain environment.

Operating income for the Communications Solutions segment for the first quarter of 2022 was $282.5, or 21.4% of net sales, compared to $204.5, or 19.9% of net sales, for the first quarter of 2021. The increase in operating margin for the Communications Solutions segment for the first quarter of 2022 relative to the comparable period in 2021 was primarily driven by normal operating leverage on the higher sales volumes.

Operating income for the Interconnect and Sensor Systems segment for the first quarter of 2022 was $160.0, or 17.7% of net sales, compared to $135.1, or 18.7% of net sales, for the first quarter of 2021. The decrease in operating margin for the Interconnect and Sensor Systems segment for the first quarter of 2022 relative to the comparable period in 2021 was primarily driven by the impact of the Company’s 2021 acquisitions, in particular the MTS Sensors business, which currently operates at a lower operating margin compared to the average of the Interconnect and Sensor Systems segment, which was partially offset by normal operating leverage on the higher sales volumes.

Interest expense for the first quarter of 2022 was $28.1, compared to $28.6 for the first quarter of 2021. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

Provision for income taxes for the first quarter of 2022 was at an effective tax rate of 23.8%, compared to 23.9% for the first quarter of 2021. For the first quarter of 2022 and 2021, the excess tax benefits resulting from stock option exercise activity had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for the three months ended March 31, 2022 and 2021 was 24.5% for both periods, as reconciled in the table below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income per common share attributable to Amphenol Corporation - Diluted (“Diluted EPS”) were $425.7 and $0.68, respectively, for the first quarter of 2022, compared to $329.6 and $0.53, respectively, for the first quarter of 2021. Excluding the effect of the aforementioned items discussed above, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $421.9 and $0.67, respectively, for the first quarter of 2022, compared to $327.0 and $0.52, respectively, for the first quarter of 2021.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS, as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022					2021
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$589.8	20.0%	$425.7	23.8%	$0.68	$464.8	19.6%	$329.6	23.9%	$0.53
Excess tax benefits related to stock-based compensation	—	—	(3.8)	0.7	(0.01)	—	—	(2.6)	0.6	—
Adjusted (non-GAAP) (2)	$589.8	20.0%	$421.9	24.5%	$0.67	$464.8	19.6%	$327.0	24.5%	$0.52

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had cash, cash equivalents and short-term investments of $1,299.6 and $1,241.4, respectively, with the majority of the Company’s cash, cash equivalents and short-term investments on hand located outside of the United States.

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash, cash equivalents and short-term investments on hand, the U.S. Commercial Paper Program, the Euro Commercial Paper Program, and the Revolving Credit Facility (each as defined and discussed further below within this Item 2).  On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw loan credit agreement (“2022 Term Loan”), any future proceeds of which are expected to be used for general corporate purposes. The Company believes that its cash, cash equivalents and short-term investment position on hand, ability to generate future cash from operating activities, availability under each of its Revolving Credit Facility and recent 2022 Term Loan, and access to capital markets, provide adequate liquidity to meet both its short-term (next twelve months) and reasonably foreseeable long-term requirements and obligations.

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, payments associated with the one-time tax on the deemed repatriation of all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries (“Transition Tax”), which is payable in annual installments until 2025, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, and other contractual obligations and commitments included in Item 7 of the 2021 Annual Report. The Company may also use cash to fund all or part of the cost of future acquisitions. The Company’s debt service requirements consist primarily of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility and the Commercial Paper Programs (all as defined below) as well as the recent 2022 Term Loan.

Following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) in December 2017, the Company indicated an intention to repatriate most of its pre-2022 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2022 foreign earnings. As of March 31, 2022, the Company has accrued the foreign and U.S. state and local taxes associated with the foreign earnings that we intend to repatriate. The Company intends to evaluate future earnings for repatriation, and will accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Transition Tax will be paid, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$350.8	$321.0
Net cash used in investing activities	(144.1)	(263.2)
Net cash (used in) provided by financing activities	(151.2)	586.2
Effect of exchange rate changes on cash and cash equivalents	(5.1)	(18.4)
Net increase in cash and cash equivalents	$50.4	$625.6

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $350.8 in the first three months of 2022 compared to $321.0 in the first three months of 2021.  The increase in Operating Cash Flow for the first three months of 2022 compared to the first three months of 2021 is primarily due to the increase in net income, partially offset by a higher usage of cash related to the change in working capital.

In the first three months of 2022, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $182.9, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in inventories of $113.8 and prepaid expenses and other current assets of $30.4, along with decreases in accounts payable of $36.3 and accrued liabilities, including income taxes, of $29.9, partially offset by a decrease in accounts receivable of $27.5. In the first three months of 2021, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $114.6, excluding the impact of acquisitions and foreign currency translation, due to an increase in inventories of $85.7 and decreases in accounts payable of $52.6 and accrued liabilities, including income taxes, of $16.4, partially offset by decreases in accounts receivable of $32.1 and prepaid expenses and other current assets of $8.0.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2022 as compared to December 31, 2021. Accounts receivable decreased $32.7 to $2,422.1, primarily due to slightly lower sales in the first quarter of 2022 relative to the fourth quarter of 2021, along with the effect of translation from exchange rate changes (“Translation”) at March 31, 2022 compared to December 31, 2021. Days sales outstanding at March 31, 2022 and December 31, 2021 were 74 days and 71 days, respectively. Inventories increased $95.6 to $1,989.7, which was primarily driven by the impact of the ongoing supply chain disruptions that we continued to experience during the first three months of 2022, partially offset by Translation. Inventory days at March 31, 2022 and December 31, 2021 were 88 days and 80 days, respectively. Prepaid expenses and other current assets increased $29.4 to $397.3, primarily due to increases in various prepaid expenses. Property, plant and equipment, net, decreased $0.3 to $1,175.0, as depreciation of $71.7 and Translation were offset by capital expenditures of $78.1. Goodwill decreased $27.7 to $6,349.1, primarily as a result of Translation. Other intangible assets, net decreased $18.5 to $738.4, primarily due to amortization associated with the Company’s intangible assets. Other long-term assets increased $91.2 to $502.4, primarily due to the purchase of long-term certificates of deposit investments, along with an increase in operating lease right-of-use assets resulting from new and renewed lease agreements entered into during the first three months of 2022. Accounts payable decreased $36.1 to $1,275.9, primarily due to decreased purchasing activity related to lower sales levels in the first quarter of 2022 relative to the fourth quarter of 2021. Payable days at March 31, 2022 and December 31, 2021 were 57 days and 56 days, respectively. Total accrued expenses, including accrued income taxes, decreased $33.5 to $1,097.6, primarily as a result of a decrease in accrued salaries, wages and employee benefits, which was partially offset by increases in accrued income taxes and other accrued expenses.

There is no current requirement for cash contributions to any of the Company’s defined benefit pension plans in the U.S., and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the pension plans’ assets, the timing and amount of cash contributions in the future, if any, as discussed in more detail in Note 10 of the Notes to Condensed Consolidated Financial Statements.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the three months ended March 31, 2022 and 2021. The increase in Free Cash Flow was driven by an increase in Operating Cash Flow, as described above.

	Three Months Ended March 31,
	2022	2021
Operating Cash Flow (GAAP)	$350.8	$321.0
Capital expenditures (GAAP)	(78.1)	(78.4)
Proceeds from disposals of property, plant and equipment (GAAP)	1.8	0.9
Free Cash Flow (non-GAAP)	$274.5	$243.5

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities was $144.1 in the first quarter of 2022, compared to $263.2 in the first quarter of 2021. In the first quarter of 2022, net cash used in investing activities was driven primarily by capital expenditures (net of disposals) of $76.3, purchases of long-term investments of $55.9, and net purchases of short-term investments of $8.6. In the first quarter of 2021, net cash used in investing activities was driven primarily by the use of $185.6 to fund acquisitions and capital expenditures (net of disposals) of $77.5, partially offset by net sales and maturities of short-term investments of $2.3.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash used in financing activities was $151.2 in the first quarter of 2022, compared to net cash provided by financing activities of $586.2 in the first quarter of 2021. For the first quarter of 2022, net cash used in financing activities was driven primarily by (i) repurchases of the Company’s Common Stock of $204.0, (ii) dividend payments of $119.8, (iii) distributions to and purchases of noncontrolling interests of $3.6, and (iv) repayments of $2.5 related to other long-term debt, partially offset by (a) net borrowings of $138.4 primarily under the U.S. Commercial Paper Program, (b) proceeds of $20.3 primarily related to short-term borrowings, and (c) cash proceeds of $20.0 from the exercise of stock options. For the first quarter of 2021, net cash provided by financing activities was driven primarily by (i) net borrowings of $813.1 comprised primarily of borrowings under the U.S. Commercial Paper Program in anticipation of the closing of the MTS acquisition and (ii) cash proceeds of $21.1 from the exercise of stock options, partially offset by (a) repurchases of the Company’s Common Stock of $152.8, (b) dividend payments of $86.8, (c) distributions to and purchases of noncontrolling interests of $7.6, and (d) repayments of $0.8 related to other long-term debt.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of commercial paper programs, the Revolving Credit Facility, the 2022 Term Loan, and senior notes as part of its overall cash management strategy.

On November 30, 2021, the Company amended and restated its $2,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”). As a result, the Revolving Credit Facility no longer references LIBOR for interest rate determinations. The Revolving Credit Facility maintains the lenders’ aggregate commitments under the facility at $2,500.0. The Revolving Credit Facility matures in November 2026 and gives the Company the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Company may utilize the Revolving Credit Facility for general corporate purposes. As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On March 31, 2022, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “2022 Term Loan”), which is scheduled to mature on April 19, 2024. The 2022 Term Loan was undrawn at closing and may be drawn on up to five occasions over the life of the facility. The 2022 Term Loan may be repaid at any time without premium or penalty, and, once prepaid, cannot be reborrowed. The proceeds from the 2022 Term Loan are expected to be used for general corporate purposes. Interest rates under the 2022 Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. The 2022 Term Loan requires payment of certain commitment fees and requires that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility. As of April 26, 2022, there were no outstanding borrowings under the 2022 Term Loan.

Pursuant to the terms of the U.S. commercial paper program, the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which recently has included fully or partially funding acquisitions, as well as to repay certain outstanding senior notes. The amount of USCP Notes outstanding as of March 31, 2022 was $933.5, with a weighted average interest rate of 0.95%. As of December 31, 2021, the amount of USCP Notes outstanding was $795.2, with a weighted average interest rate of 0.29%.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. As of March 31, 2022 and December 31, 2021, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, the authorization from the Company’s Board of Directors (the “Board”) limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of March 31, 2022, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$350.0	3.20%	April 2024
400.0	2.050%	March 2025
500.0	4.350%	June 2029
900.0	2.80%	February 2030
750.0	2.200%	September 2031

€500.0	0.750%	May 2026 (Euro Notes)
500.0	2.00%	October 2028 (Euro Notes)

On September 14, 2021, the Company issued $750.0 principal amount of unsecured 2.200% Senior Notes due September 15, 2031 (the “2031 Senior Notes”). The Company used the net proceeds from the 2031 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

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

The Euro Issuer has two outstanding senior notes in Europe (collectively, the “Euro Notes” and, together with the U.S. Senior Notes, the “Senior Notes”), each of which were issued with a principal amount of €500.0, with one series of the Euro Notes maturing in May 2026 and the other in October 2028. The Euro Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of either series of Euro Notes at any time, subject to certain terms and conditions.

The Company’s Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On March 31, 2022, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2022, the Company repurchased 2.6 million shares of its Common Stock for $204.0 under the 2021 Stock Repurchase Program. Of the total repurchases made during the first three months of 2022, 0.3 million shares, or $21.0, were retained in Treasury stock at the time of repurchase. The remaining 2.3 million shares, or $183.0, have been retired by the Company. From April 1, 2022 to April 26, 2022, the Company repurchased 0.7 million additional shares of its Common Stock for $51.0 under the 2021 Stock Repurchase Program, and, as of April 27, 2022, the Company has remaining authorization to purchase up to $1,287.1 of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors, such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s Common Stock.

On April 24, 2018, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2021, the Company repurchased 2.4 million shares of its Common Stock for $152.8 under the 2018 Stock Repurchase Program. Of the total repurchases made during the first three months of 2021, 0.3 million shares, or $19.8, were retained in Treasury stock at the time of repurchase. The remaining 2.1 million shares, or $133.0, were retired by the Company. In April of 2021, the Company repurchased the remaining value of shares of its Common Stock authorized under the 2018 Stock Repurchase Program and, therefore, the 2018 Stock Repurchase Program was terminated.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Dividends declared per share	$0.20	$0.145

Dividends declared	$119.5	$86.6
Dividends paid (including those declared in the prior year)	119.8	86.8

On October 26, 2021, the Board approved an increase to its quarterly dividend rate from $0.145 per share to $0.20 per share, effective with dividends declared in the fourth quarter of 2021, contingent upon declaration by the Board.

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

Acquisitions and Divestitures

During 2021, the Company completed seven acquisitions for $2,225.4, net of cash acquired, while also completing the divestiture of the Divested MTS business, as defined and discussed below. One of the acquisitions was included in the Harsh Environment Solutions segment, three acquisitions were included in the Communications Solutions segment and three acquisitions were included in the Interconnect and Sensor Systems segment. The 2021 acquisitions were not material, either individually or in the aggregate, to the Company.

Acquisition of MTS

On April 7, 2021, pursuant to a definitive agreement dated December 9, 2020, by and among the Company and MTS Systems Corporation (“MTS”), the Company completed the acquisition of MTS for a total enterprise value of approximately $1,700, net of cash acquired and including the repayment of all outstanding debt and certain liabilities. The MTS acquisition was funded through a combination of borrowings under the U.S. Commercial Paper Program and cash on hand. At closing, the Company paid approximately $1,300, net of cash acquired, for 100% of the common stock of MTS, including certain liabilities settled at closing, which was reflected within Net cash used in investing activities from continuing operations in the Consolidated Statements of Cash Flow for the year ended December 31, 2021. In addition, the Company also assumed MTS’s then-outstanding $350.0 principal amount of senior notes due August 15, 2027, which were repaid and settled, shortly after the closing, for approximately $387.3, which included accrued interest and a make-whole premium incurred as a result of the early extinguishment of the senior notes. MTS was historically organized into two business segments: Sensors (“MTS Sensors”) and Test & Simulation (“MTS T&S”). The retained MTS Sensors business is reported within our Interconnect and Sensor Systems segment. In the second quarter of 2021, the Company incurred $55.4 ($44.6 after-tax, or $0.07 per diluted share) of acquisition-related expenses, comprised primarily of transaction, severance, restructuring and certain non-cash purchase accounting costs related to the MTS acquisition.

Sale of the Divested MTS Business

On January 19, 2021 and prior to the closing of the MTS acquisition, the Company entered into a definitive agreement to sell MTS (including the MTS T&S business, but excluding the MTS Sensors business) to Illinois Tool Works Inc. (“ITW”). Throughout this Quarterly Report on Form 10-Q, we refer to MTS (including the MTS T&S business, but excluding the MTS Sensors business) as the “Divested MTS business”. As a result of the agreement to sell the Divested MTS business to ITW, the Divested MTS business met the “held for sale” criteria at its acquisition date, and the Company accounted for the operating results and related cash flows associated with the Divested MTS business as discontinued operations in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flow, respectively, as of the MTS acquisition date of April 7, 2021 through December 1, 2021, the date of the sale of the Divested MTS business. Accordingly, the Company did not assign the Divested MTS business to any of its reportable business segments. Income from discontinued operations attributable to Amphenol Corporation, net of income taxes, was $21.4 for the year ended December 31, 2021. On December 1, 2021, the Company completed the sale of the Divested MTS business for approximately $750, net of cash divested and excluding related transaction fees and expenses. The proceeds from the sale of the Divested MTS business were included in Net cash provided by investing activities from discontinued operations in the Consolidated Statements of Cash Flow for the year ended December 31, 2021. Amphenol has no continuing involvement with the Divested MTS business now that its sale has been consummated. After giving effect to the sale of the Divested MTS business as well as the repayment of the aforementioned MTS senior notes as part of the MTS acquisition, the Company paid approximately $950, net of cash acquired and excluding related transaction fees and expenses, for the retained MTS Sensors business.

Acquisition of Halo Technology Limited

On December 1, 2021, the Company completed the acquisition of approximately 97% of the common stock of Halo Technology Limited (“Halo”) for a purchase price of approximately $694, net of cash acquired. The sellers retained a less than 3% noncontrolling interest in Halo, which includes redeemable features that are outside the control of the Company and therefore, has been classified as temporary equity on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, as discussed in more detail in Note 5 in the accompanying Condensed Consolidated Financial Statements, as well as Note 1 of the Notes to Consolidated Financial Statements in the 2021 Annual Report. The acquisition was funded with cash on hand. The operating results for Halo have been included in the Company’s Condensed Consolidated Statements of Income since the acquisition date. Halo is reported within our Communications Solutions segment. In the fourth quarter of 2021, the Company incurred $15.0 ($12.7 after-tax, or $0.02 per diluted share) of acquisition-related expenses, comprised primarily of external transaction costs and certain non-cash purchase accounting costs related to the Halo acquisition.

Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements, as well as the 2021 Annual Report, for further discussion of the Company’s acquisitions, as well as its discontinued operations and the completed divestiture of the Divested MTS business in 2021.

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

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures, defined below, as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Board and assessing related employee compensation measures. Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and period-over-period comparative results, in addition to the reasons noted below. Non-GAAP financial measures related to operating income, operating margin, net income attributable to Amphenol Corporation, effective tax rate and diluted EPS exclude income and expenses that are not directly related to the Company’s operating performance during the periods presented. Items excluded in the presentation of such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, refinancing-related costs, and certain discrete tax items including but not limited to (i) the excess tax benefits related to stock-based compensation and (ii) the impact of significant changes in tax law. Non-GAAP financial measures related to net sales exclude the impact of foreign currency exchange rates and acquisitions. The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation, as a substitute for or superior to the related U.S. GAAP financial measures. In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2022 and 2021 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

●	Adjusted Diluted EPS is defined as diluted earnings per share (as reported in accordance with U.S. GAAP), excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented. Adjusted Diluted EPS is calculated as Adjusted Net Income attributable to Amphenol Corporation, as defined below, divided by the weighted average outstanding diluted shares as reported in the Condensed Consolidated Statements of Income.

●	Adjusted Effective Tax Rate is defined as Provision for income taxes, as reported in the Condensed Consolidated Statements of Income, expressed as a percentage of Income before income taxes, as reported in the Condensed Consolidated Statements of Income, each excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Net Income attributable to Amphenol Corporation is defined as Net income attributable to Amphenol Corporation, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Operating Income is defined as Operating income, as reported in the Condensed Consolidated Statements of Income, excluding income and expenses that are not directly related to the Company’s operating performance during the periods presented.

●	Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Condensed Consolidated Statements of Income).

●	Constant Currency Net Sales Growth is defined as the period-over-period percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates. The Company’s results are subject to volatility related to foreign currency translation fluctuations. As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

●	Free Cash Flow is defined as (i) Net cash provided by operating activities (“Operating Cash Flow” - as reported in accordance with U.S. GAAP) less (ii) capital expenditures (as reported in accordance with U.S. GAAP), net of proceeds from disposals of property, plant and equipment (as reported in accordance with U.S. GAAP), all of which are derived from the Condensed Consolidated Statements of Cash Flow. Free Cash Flow is an important liquidity measure for the Company, as we believe it is useful for management and investors to assess our ability to generate cash, as well as to assess how much cash can be used to reinvest in the growth of the Company or to return to stockholders through either stock repurchases or dividends.

●	Organic Net Sales Growth is defined as the period-over-period percentage change in net sales growth resulting from operating volume and pricing changes, and excludes the impact of (i) changes in foreign currency exchange rates (described above), which is outside the control of the Company, and (ii) acquisitions, both of which are taken as a percentage of the respective prior period(s) net sales. The acquisition impact represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company's consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

Critical Accounting Policies and Estimates

The Company’s disclosures of its critical accounting policies and estimates, which are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its 2021 Annual Report, have not materially changed since that report was filed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

(amounts in millions)

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates. The Company does not have any significant concentration with any one counterparty. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in its 2021 Annual Report. From time to time, the Company may borrow under the Revolving Credit Facility and Commercial Paper Programs. Any borrowings under the Euro Commercial Paper Program and Revolving Credit Facility, in addition to the outstanding borrowings under the Company’s Euro Notes, as discussed in Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements, are and may continue to be denominated in foreign currencies, and there can be no assurance that the Company can successfully manage changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies for which such borrowings are made. In addition, any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Similarly, any borrowings under the new two-year, $750.0 unsecured delayed draw term loan credit agreement (the “2022 Term Loan”), which was entered into by the Company in April of 2022, bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over either the base rate or the adjusted term SOFR. Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of March 31, 2022, outstanding borrowings under the U.S. Commercial Paper Program were at a weighted average floating interest rate of 0.95%, while there were no outstanding borrowings under the Revolving Credit Facility and Euro Commercial Paper Program. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2022, although there can be no assurances that interest rates will not change significantly.

Item 4.   Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On April 27, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2022, the Company repurchased 2.6 million shares of its Common Stock for $204.0 million under the 2021 Stock Repurchase Program. Of the total repurchases made during the first three months of 2022, 0.3 million shares, or $21.0 million, were retained in Treasury stock at the time of repurchase. The remaining 2.3 million shares, or $183.0 million, have been retired by the Company. From April 1, 2022 to April 26, 2022, the Company repurchased 0.7 million additional shares of its Common Stock for $51.0 million under the 2021 Stock Repurchase Program, and, as of April 27, 2022, the Company has remaining authorization to purchase up to $1,287.1 million of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors, such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Company’s Common Stock.

The table below reflects the Company’s stock repurchases for the three months ended March 31, 2022:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 to January 31, 2022	612,885	$81.58	612,885	$1,492.1
February 1 to February 28, 2022	1,095,507	77.59	1,095,507	1,407.1
March 1 to March 31, 2022	919,105	75.03	919,105	$1,338.1
Total	2,627,497	$77.62	2,627,497

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1	Restated Certificate of Incorporation of Amphenol Corporation, dated May 19, 2021 (filed as Exhibit 3.1 to the June 30, 2021 Form 10-Q).*
3.2	Amphenol Corporation, Fourth Amended and Restated By-laws dated February 7, 2022 (filed as Exhibit 3.2 to the December 31, 2021 Form 10-K).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
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

4.5	Officer’s Certificate, dated January 9, 2019, establishing the 4.350% Senior Notes due 2029 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 10, 2019).*
4.6	Officer’s Certificate, dated September 10, 2019, establishing the 2.800% Senior Notes due 2030 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 10, 2019).*
4.7	Officer’s Certificate, dated February 20, 2020, establishing the 2.050% Senior Notes due 2025 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on February 20, 2020).*
4.8	Officer’s Certificate, dated September 14, 2021, establishing the 2.200% Senior Notes due 2031 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 14, 2021).*
4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.9 to the December 31, 2021 Form 10-K).*
10.1

Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A for its 2021 Annual Meeting of Stockholders, filed on April 12, 2021).†*

10.2	Form of 2017 Stock Option Agreement (filed as Exhibit 10.1 to the Form 8-K filed on May 19, 2017).†*
10.3	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.7 to the June 30, 2009 Form 10-Q).†*
10.4	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K filed on May 23, 2014).†*
10.5	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 Form 10-Q).†*
10.6	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 Form 10-Q).†*
10.7	Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016 (filed as Exhibit 10.6 to the December 31, 2016 Form 10-K).†*
10.8

First Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated November 10, 2016 (filed as Exhibit 10.7 to the December 31, 2016 Form 10-K).†*

10.9

Second Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 1, 2016 (filed as Exhibit 10.8 to the December 31, 2016 Form 10-K).†*

10.10

Third Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 13, 2016 (filed as Exhibit 10.9 to the December 31, 2016 Form 10-K).†*

10.11	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated May 2, 2017 (filed as Exhibit 10.12 to the June 30, 2017 Form 10-Q).†*
10.12

Fifth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 29, 2018 (filed as Exhibit 10.12 to the December 31, 2018 Form 10-K).†*

10.13

Sixth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 4, 2019 (filed as Exhibit 10.13 to the December 31, 2019 Form 10-K).†*

10.14

Seventh Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 2, 2019 (filed as Exhibit 10.14 to the December 31, 2019 Form 10-K).†*

10.15

Eighth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 9, 2021 (filed as Exhibit 10.15 to the December 31, 2021 Form 10-K).†*

10.16	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 Form 10-K).†*

10.17	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 Form 10-K).†*
10.18	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 Form 10-K).†*
10.19	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 Form 10-Q).†*
10.20	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 Form 10-Q).†*
10.21	2022 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.21 to the December 31, 2021 Form 10-K).†*
10.22

Second Amended and Restated Credit Agreement, dated as of November 30, 2021, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on December 10, 2021).*

10.23

The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement as amended and restated effective January 1, 2019, dated December 21, 2018 (filed as Exhibit 10.25 to the December 31, 2018 Form 10-K).†*

10.24	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2020, dated December 23, 2019 (filed as Exhibit 10.26 to the December 31, 2019 Form 10-K).†*
10.25	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2021, dated October 8, 2020 (filed as Exhibit 10.24 to the December 31, 2020 Form 10-K).†*
10.26	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective March 1, 2021, dated February 22, 2021 (filed as Exhibit 10.25 to the March 31, 2021 Form 10-Q).†*
10.27

Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective November 29, 2021, dated November 12, 2021 (filed as Exhibit 10.27 to the December 31, 2021 Form 10-K).†*

10.28	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2022, dated November 17, 2021 (filed as Exhibit 10.28 to the December 31, 2021 Form 10-K).†*
10.29	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 Form 10-Q).†*
10.30	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 Form 10-K).†*
10.31	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2019 (filed as Exhibit 10.28 to the December 31, 2018 Form 10-K).†*
10.32

Commercial Paper Program form of Dealer Agreement dated as of August 29, 2014 between the Company, Citibank Global Markets and JP Morgan Securities LLC (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2014).*

10.33

Commercial Paper Program Dealer Agreement dated as of July 10, 2018 between Amphenol Technologies Holding GmbH (as issuer), Amphenol Corporation (as guarantor), Barclays Bank PLC (as Arranger), and Barclays Bank PLC and Commerzbank Aktiengesellschaft (as Original Dealers) (filed as Exhibit 10.1 to the Form 8-K filed on July 11, 2018).*

10.34

Term Loan Credit Agreement, dated as of April 19, 2022, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and BNP Paribas, acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on April 21, 2022).*

10.35	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 Form 10-K).†*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).**

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

Date: April 29, 2022