Form 10-Q
period 2022-09-30
AMPHENOL CORP /DE/
filed 2022-10-28
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 OR

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

As of October 25, 2022, the total number of shares outstanding of the Registrant’s Class A Common Stock was 595,094,540.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,189.0	$1,197.1
Short-term investments	63.0	44.3
Total cash, cash equivalents and short-term investments	1,252.0	1,241.4
Accounts receivable, less allowance for doubtful accounts of $55.6 and $43.5, respectively	2,640.1	2,454.8
Inventories	2,080.1	1,894.1
Prepaid expenses and other current assets	354.7	367.9
Total current assets	6,326.9	5,958.2

Property, plant and equipment, less accumulated depreciation of $1,904.1 and $1,961.6, respectively	1,166.9	1,175.3
Goodwill	6,337.5	6,376.8
Other intangible assets, net	753.8	756.9
Other long-term assets	512.8	411.2
Total Assets	$15,097.9	$14,678.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$1,393.6	$1,312.0
Accrued salaries, wages and employee benefits	369.0	366.2
Accrued income taxes	124.5	88.8
Accrued dividends	119.0	119.8
Other accrued expenses	645.9	556.3
Current portion of long-term debt	2.9	4.0
Total current liabilities	2,654.9	2,447.1

Long-term debt, less current portion	4,750.3	4,795.9
Accrued pension and postretirement benefit obligations	165.3	193.4
Deferred income taxes	442.4	424.2
Other long-term liabilities	436.1	438.7
Total Liabilities	8,449.0	8,299.3

Redeemable noncontrolling interest	20.2	19.0

Equity:
Common stock	0.6	0.6
Additional paid-in capital	2,565.1	2,409.0
Retained earnings	4,775.1	4,278.9
Treasury stock, at cost	(97.5)	(100.0)
Accumulated other comprehensive loss	(672.4)	(286.5)
Total stockholders’ equity attributable to Amphenol Corporation	6,570.9	6,302.0

Noncontrolling interests	57.8	58.1
Total Equity	6,628.7	6,360.1
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$15,097.9	$14,678.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$3,295.2	$2,818.5	$9,383.8	$7,849.5
Cost of sales	2,235.2	1,928.6	6,393.1	5,388.9
Gross profit	1,060.0	889.9	2,990.7	2,460.6
Acquisition-related expenses	12.0	—	12.0	55.4
Selling, general and administrative expenses	366.9	318.7	1,059.0	893.0
Operating income	681.1	571.2	1,919.7	1,512.2

Interest expense	(32.8)	(29.0)	(91.3)	(86.7)
Other income (expense), net	2.6	—	6.6	(0.3)
Income from continuing operations before income taxes	650.9	542.2	1,835.0	1,425.2
Provision for income taxes	(150.4)	(120.5)	(429.2)	(302.8)
Net income from continuing operations	500.5	421.7	1,405.8	1,122.4
Less: Net income from continuing operations attributable to noncontrolling interests	(3.9)	(2.9)	(11.0)	(6.9)
Net income from continuing operations attributable to Amphenol Corporation	496.6	418.8	1,394.8	1,115.5
Income from discontinued operations attributable to Amphenol Corporation, net of income taxes of ($1.5) and ($1.8) for 2021, respectively	—	7.7	—	10.3
Net income attributable to Amphenol Corporation	$496.6	$426.5	$1,394.8	$1,125.8

Net income per common share attributable to Amphenol Corporation — Basic:
Continuing operations	$0.83	$0.70	$2.34	$1.87
Discontinued operations, net of income taxes	—	0.01	—	0.02
Net income attributable to Amphenol Corporation — Basic	$0.83	$0.71	$2.34	$1.88

Weighted average common shares outstanding — Basic	595.3	597.7	596.6	597.8

Net income per common share attributable to Amphenol Corporation — Diluted:
Continuing operations	$0.80	$0.67	$2.24	$1.79
Discontinued operations, net of income taxes	—	0.01	—	0.02
Net income attributable to Amphenol Corporation — Diluted	$0.80	$0.68	$2.24	$1.80

Weighted average common shares outstanding — Diluted	619.3	625.8	621.5	624.6

Note: Per share amounts may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income from continuing operations	$500.5	$421.7	$1,405.8	$1,122.4
Add: Income from discontinued operations attributable to Amphenol Corporation, net of income taxes	—	7.7	—	10.3
Net income before allocation to noncontrolling interests	$500.5	$429.4	$1,405.8	$1,132.7

Total other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(203.0)	(39.7)	(403.3)	(72.2)
Unrealized gain (loss) on hedging activities	—	(0.5)	1.3	0.4
Pension and postretirement benefit plan adjustment, net of tax of ($1.1) and ($3.2) for 2022, and ($1.6) and ($4.9) for 2021, respectively	3.3	5.1	10.0	15.3
Total other comprehensive (loss) income, net of tax	(199.7)	(35.1)	(392.0)	(56.5)

Total comprehensive income	300.8	394.3	1,013.8	1,076.2

Less: Comprehensive income attributable to noncontrolling interests	(0.7)	(3.0)	(4.9)	(7.8)

Comprehensive income attributable to Amphenol Corporation	$300.1	$391.3	$1,008.9	$1,068.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2022	2021
Cash from operating activities:
Net income from continuing operations	$1,405.8	$1,122.4
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	284.6	274.5
Stock-based compensation expense	64.2	60.2
Deferred income tax provision	17.6	24.9
Net change in components of working capital	(274.3)	(414.1)
Net change in other long-term assets and liabilities	(28.6)	(7.5)
Net cash provided by operating activities from continuing operations	1,469.3	1,060.4
Net cash provided by operating activities from discontinued operations	—	9.1
Net cash provided by operating activities	1,469.3	1,069.5

Cash from investing activities:
Capital expenditures	(290.2)	(274.2)
Proceeds from disposals of property, plant and equipment	4.5	2.4
Purchases of investments	(304.6)	(128.0)
Sales and maturities of investments	220.6	129.3
Acquisitions, net of cash acquired	(288.2)	(1,531.0)
Other, net	7.4	(8.5)
Net cash used in investing activities from continuing operations	(650.5)	(1,810.0)
Net cash used in investing activities from discontinued operations	—	(4.7)
Net cash used in investing activities	(650.5)	(1,814.7)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	2.9	749.9
Repayments of senior notes and other long-term debt	(7.5)	(616.2)
Proceeds from short-term borrowings	44.9	—
Repayments of short-term borrowings	(44.9)	—
Borrowings (repayments) under commercial paper programs, net	111.9	925.0
Payment of costs related to debt financing	(0.4)	(6.1)
Payment of deferred purchase price related to acquisitions	—	(4.1)
Purchase of treasury stock	(560.1)	(491.0)
Proceeds from exercise of stock options	114.1	180.9
Distributions to and purchases of noncontrolling interests	(4.4)	(11.3)
Dividend payments	(358.4)	(260.0)
Transfers to discontinued operations	—	(28.7)
Net cash (used in) provided by financing activities from continuing operations	(701.9)	438.4
Net cash used in financing activities from discontinued operations	—	(0.1)
Net cash (used in) provided by financing activities	(701.9)	438.3

Effect of exchange rate changes on cash and cash equivalents	(125.0)	(15.5)

Net decrease in cash and cash equivalents	(8.1)	(322.4)

Cash and cash equivalents balance, beginning of period	1,197.1	1,702.0
Cash and cash equivalents balance, end of period	$1,189.0	$1,379.6
Less: Cash and cash equivalents included in Current assets held for sale, end of period	—	111.5
Cash and cash equivalents balance of continuing operations, end of period	$1,189.0	$1,268.1

Cash paid for:
Interest	$86.3	$78.8
Income taxes, net	387.8	305.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in millions, except share and per share data, unless otherwise noted)

Note 1—Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, and the related Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2022 and 2021 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”).

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

We have determined that the Company’s reporting units are the three new reportable business segments. As a result of the new reporting segment structure, the Company utilized the relative fair value allocation approach to reallocate the historical goodwill associated with the previous Interconnect Products and Assemblies segment, while the historical goodwill associated with the previous Cable Products and Solutions segment has been allocated in full to the newly formed Communications Solutions segment. The Company will continue to perform its evaluation for the impairment of goodwill associated with its reporting units on an annual basis as of each July 1, or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. Refer to Note 12 herein for further details related to the carrying amount of goodwill by segment, as well as the results from the annual evaluation for impairment that was performed in the third quarter of 2022.

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

Note 2—New Accounting Pronouncements

The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced in July 2017 its intent to phase out the use of LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration published a consultation on its intention to extend the publication of certain U.S. dollar LIBOR (“USD LIBOR”) rates until June 30, 2023. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (the “SOFR”) as its preferred benchmark alternative to USD LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU No. 2021-01 Reference Rate Reform (Topic 848): Scope, which permits entities to elect certain optional expedients and exceptions when accounting for derivatives and certain hedging relationships affected by changes in interest rates and the transition. Effective November 30, 2021, the Company’s Revolving Credit Facility (as defined in Note 4 herein) no longer references LIBOR for interest rate determinations. Due to our current limited reliance on borrowings tied to LIBOR, the Company currently believes that the LIBOR transition will not have a material impact on its financial condition, results of operations or cash flows.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805 by requiring acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. The intent of ASU 2021-08 is to address diversity in practice and improve comparability for both the recognition and measurement of acquired revenue contracts by providing (i) guidance on how to determine whether a contract liability is recognized by the acquirer in a business combination and (ii) specific guidance on how to recognize and measure contract assets and contract liabilities from revenue contracts in a business combination. ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, and the amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. While the Company continues to evaluate ASU 2021-08, the impact of ASU 2021-08 on our financial condition, results of operations or cash flows will be dependent upon the nature of any future business combinations.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which amends ASC 405 by requiring entities to provide more detailed disclosures regarding supplier finance programs used in connection with the purchase of goods and services. The intent of ASU 2022-04 is to enhance transparency of these programs by requiring entities to disclose (i) the key terms of the program(s), including the payment terms and assets pledged as security or other forms of guarantees, (ii) the amount of obligations outstanding at the end of the reporting period and a description of where those obligations are presented on the balance sheet, and (iii) annual rollforward information of the activity of such obligations during the reporting period. ASU 2022-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, with the exception of the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Disclosure requirements under ASU 2022-04 must be applied retrospectively covering each period for which a balance sheet is presented, with the exception of the rollforward information which shall be applied prospectively. The Company is currently evaluating ASU 2022-04 and its potential impact on our condensed consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	September 30,	December 31,
	2022	2021
Raw materials and supplies	$919.4	$818.4
Work in process	566.2	511.5
Finished goods	594.5	564.2
	$2,080.1	$1,894.1

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	September 30, 2022		December 31, 2021
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	903.8	903.8	795.2	795.2
Euro Commercial Paper Program	—	—	—	—
Term Loan Credit Facility	—	—	—	—
3.20% Senior Notes due April 2024	349.9	342.6	349.9	363.5
2.050% Senior Notes due March 2025	399.7	373.8	399.6	407.4
0.750% Euro Senior Notes due May 2026	486.2	442.6	565.5	579.0
2.000% Euro Senior Notes due October 2028	486.0	440.2	565.4	626.7
4.350% Senior Notes due June 2029	499.7	474.2	499.7	567.7
2.800% Senior Notes due February 2030	899.5	753.1	899.4	928.3
2.200% Senior Notes due September 2031	747.5	578.0	747.3	733.4
Other debt	6.7	6.7	8.6	8.6
Less: unamortized deferred debt issuance costs	(25.8)	—	(30.7)	—
Total debt	4,753.2	4,315.0	4,799.9	5,009.8
Less: current portion	2.9	2.9	4.0	4.0
Total long-term debt	$4,750.3	$4,312.1	$4,795.9	$5,005.8

Revolving Credit Facility

On November 30, 2021, the Company amended and restated its $2,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”). As a result, the Revolving Credit Facility no longer references LIBOR for interest rate determinations. The Revolving Credit Facility maintains the lenders’ aggregate commitments under the facility at $2,500.0. The Revolving Credit Facility matures in November 2026 and gives the Company the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term SOFR. The Company may utilize the Revolving Credit Facility for general corporate purposes. At September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value due primarily to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On September 30, 2022, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Term Loan Credit Facility

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “2022 Term Loan”), which is scheduled to mature on April 19, 2024. The 2022 Term Loan was undrawn at closing and may be drawn on up to five occasions over the life of the facility. The 2022 Term Loan may be repaid at any time without premium or penalty, and, once repaid, cannot be reborrowed. When drawn upon, the proceeds from the 2022 Term Loan are expected to be used for general corporate purposes. Interest rates under the 2022 Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. The carrying value of any borrowings under the 2022 Term Loan would approximate its fair value due primarily to its market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 5). As of September 30, 2022, the Company had not yet drawn upon the 2022 Term Loan, and as such, there were no outstanding borrowings under the 2022 Term Loan. The 2022 Term Loan requires payment of certain commitment fees and requires that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility. On September 30, 2022, the Company was in compliance with the financial covenants under the 2022 Term Loan.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States. The maturities of the USCP Notes vary, but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which recently has included fully or partially funding acquisitions, as well as to repay certain outstanding senior notes. In the third quarter of 2021, the Company used borrowings under the U.S. Commercial Paper Program to redeem its unsecured 3.125% Senior Notes due September 15, 2021, of which $227.7 aggregate principal amount was outstanding. As of September 30, 2022, the amount of USCP Notes outstanding was $903.8, with a weighted average interest rate of 3.40%. As of December 31, 2021, the amount of USCP Notes outstanding was $795.2, with a weighted average interest rate of 0.29%.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary, but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies.  The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. As of September 30, 2022, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of September 30, 2022, the authorization from the Company’s Board of Directors (the “Board”) limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, due primarily to its market interest rates and is classified as Level 2 in the fair value hierarchy (Note 5).

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

The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Company’s Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On September 30, 2022, the Company was in compliance with all requirements under its Senior Notes.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards as of September 30, 2022 and December 31, 2021 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
September 30, 2022:
Short-term investments	$63.0	$—	$63.0	$—
Long-term investments	49.8	—	49.8	—
Forward contracts	4.0	—	4.0	—
Redeemable noncontrolling interest	(20.2)	—	—	(20.2)
Total	$96.6	$—	$116.8	$(20.2)

December 31, 2021:
Short-term investments	$44.3	$44.3	$—	$—
Forward contracts	(0.4)	—	(0.4)	—
Redeemable noncontrolling interest	(19.0)	—	—	(19.0)
Total	$24.9	$44.3	$(0.4)	$(19.0)

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of September 30, 2022, the fair value of such foreign exchange forward contracts in the table above consisted of (i) various outstanding foreign exchange forward contracts accounted for as net investment hedges and (ii) various outstanding foreign exchange forward contracts that are not designated as hedging instruments. The amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts and the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2022 and 2021 were not material. The fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interest as of September 30, 2022 and December 31, 2021 is related to the acquisition of Halo Technology Limited (“Halo”), which closed in December 2021, and based on the terms of the agreement, will remain in temporary equity until the put option is either fully exercised or expires. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable noncontrolling interest currently outstanding, approximates fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy, and is recorded as Redeemable noncontrolling interest on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. Refer to Note 7 herein for a rollforward of the Redeemable noncontrolling interest for the three and nine months ended September 30, 2022, as well as Note 1 of the Notes to Consolidated Financial Statements in the 2021 Annual Report for further discussion of the Company’s redeemable noncontrolling interest.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6—Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Provision for income taxes	$(150.4)	$(120.5)	$(429.2)	$(302.8)
Effective tax rate	23.1%	22.2%	23.4%	21.2%

For the three months ended September 30, 2022 and 2021, stock option exercise activity had the impact of decreasing our Provision for income taxes by $10.6 and $12.3, respectively, and decreasing our effective tax rate by approximately 160 basis points and 230 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. For the three months ended September 30, 2022, acquisition-related expenses had the effect of increasing our effective tax rate by approximately 20 basis points.

For the nine months ended September 30, 2022 and 2021, stock option exercise activity had the impact of decreasing our Provision for income taxes by $21.9 and $34.3, respectively, and decreasing our effective tax rate by approximately 120 basis points and 240 basis points, respectively. For the nine months ended September 30, 2022, acquisition-related expenses had the effect of increasing our effective tax rate by approximately 10 basis points. For the nine months ended September 30, 2021, the effective tax rate included a discrete tax benefit of $14.9 related to the settlement of uncertain tax positions in certain non-U.S. jurisdictions, which had the effect of decreasing our effective tax rate by approximately 100 basis points, as well as the impact of acquisition-related expenses, which had the effect of increasing our effective tax rate by approximately 20 basis points.

The United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”) in December 2017. As a result, in 2017, the Company recorded a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. The Company paid its fifth annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2022, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2022, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $183.5. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $10.9.

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock buybacks. Companies will be required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but will not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The impact of these provisions, which will become effective for Amphenol beginning on January 1, 2023, will depend on several factors, including interpretive regulatory guidance which has not yet been released. The Company continues to review and assess the provisions of the IRA, including several other non-tax related provisions, and its potential impact on our financial condition, results of operations, liquidity and cash flows.

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

A rollforward of consolidated changes in equity and redeemable noncontrolling interest for the three months ended September 30, 2022 is as follows:

	Amphenol Corporation Stockholders
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests	Equity	Interest

Balance as of June 30, 2022	596.7	$0.6	(1.4)	$(92.0)	$2,477.8	$4,553.8	$(475.9)	$57.7	$6,522.0	$19.9
Net income						496.6		3.6	500.2	0.3
Other comprehensive income (loss)							(196.5)	(3.2)	(199.7)	—
Distributions to shareholders of noncontrolling interests								(0.3)	(0.3)
Purchase of treasury stock			(2.4)	(170.1)					(170.1)
Retirement of treasury stock	(2.1)	—	2.1	150.3		(150.3)			—
Stock options exercised	1.9	—	0.2	14.3	63.7	(6.0)			72.0
Dividends declared ($0.20 per common share)						(119.0)			(119.0)
Stock-based compensation expense					23.6				23.6
Balance as of September 30, 2022	596.5	$0.6	(1.5)	$(97.5)	$2,565.1	$4,775.1	$(672.4)	$57.8	$6,628.7	$20.2

A rollforward of consolidated changes in equity and redeemable noncontrolling interest for the nine months ended September 30, 2022 is as follows:

	Amphenol Corporation Stockholders
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests	Equity	Interest

Balance as of December 31, 2021	600.7	$0.6	(1.6)	$(100.0)	$2,409.0	$4,278.9	$(286.5)	$58.1	$6,360.1	$19.0
Net income						1,394.8		9.8	1,404.6	1.2
Other comprehensive income (loss)							(385.9)	(6.1)	(392.0)	—
Purchase of noncontrolling interest					(0.4)			(0.1)	(0.5)
Distributions to shareholders of noncontrolling interests								(3.9)	(3.9)
Purchase of treasury stock			(7.6)	(560.1)					(560.1)
Retirement of treasury stock	(7.0)	—	7.0	519.3		(519.3)			—
Stock options exercised	2.8	—	0.7	43.3	92.3	(21.7)			113.9
Dividends declared ($0.60 per common share)						(357.6)			(357.6)
Stock-based compensation expense					64.2				64.2
Balance as of September 30, 2022	596.5	$0.6	(1.5)	$(97.5)	$2,565.1	$4,775.1	$(672.4)	$57.8	$6,628.7	$20.2

A rollforward of consolidated changes in equity for the three months ended September 30, 2021 is as follows:

	Amphenol Corporation Stockholders
							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests	Equity

Balance as of June 30, 2021	599.3	$0.6	(1.8)	$(100.1)	$2,198.9	$3,916.4	$(300.3)	$62.8	$5,778.3
Net income						426.5		2.9	429.4
Other comprehensive income (loss)							(35.2)	0.1	(35.1)
Distributions to shareholders of noncontrolling interests								(3.0)	(3.0)
Purchase of treasury stock			(2.3)	(170.9)					(170.9)
Retirement of treasury stock	(2.3)	—	2.3	170.9		(170.9)			—
Stock options exercised	2.2	—	0.2	10.8	69.4	(4.7)			75.5
Dividends declared ($0.145 per common share)						(86.7)			(86.7)
Stock-based compensation expense					21.2				21.2
Balance as of September 30, 2021	599.2	$0.6	(1.6)	$(89.3)	$2,289.5	$4,080.6	$(335.5)	$62.8	$6,008.7

A rollforward of consolidated changes in equity for the nine months ended September 30, 2021 is as follows:

	Amphenol Corporation Stockholders
							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests	Equity

Balance as of December 31, 2020	600.7	$0.6	(2.0)	$(111.1)	$2,068.1	$3,705.4	$(278.1)	$67.0	$5,451.9
Net income						1,125.8		6.9	1,132.7
Other comprehensive income (loss)							(57.4)	0.9	(56.5)
Acquisitions resulting in noncontrolling interest								1.8	1.8
Purchase of noncontrolling interest					2.5			(7.3)	(4.8)
Distributions to shareholders of noncontrolling interests								(6.5)	(6.5)
Purchase of treasury stock			(7.2)	(491.0)					(491.0)
Retirement of treasury stock	(6.9)	—	6.9	471.2		(471.2)			—
Stock options exercised	5.4	—	0.7	41.6	158.7	(19.5)			180.8
Dividends declared ($0.435 per common share)						(259.9)			(259.9)
Stock-based compensation expense					60.2				60.2
Balance as of September 30, 2021	599.2	$0.6	(1.6)	$(89.3)	$2,289.5	$4,080.6	$(335.5)	$62.8	$6,008.7

Stock Repurchase Programs

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three and nine months ended September 30, 2022, the Company repurchased 2.4 million and 7.6 million shares of its Common Stock for $170.1 and $560.1, respectively, under the 2021 Stock Repurchase Program. Of the total repurchases made during the first nine months of 2022, 0.6 million shares, or $40.8, were retained in Treasury stock at the time of repurchase. The remaining 7.0 million shares, or $519.3, have been retired by the Company. During the three and nine months ended September 30, 2021, the Company repurchased 2.3 million and 4.1 million shares of its Common Stock for $170.9 and $287.2, respectively, under the 2021 Stock Repurchase Program. All of the shares repurchased under the 2021 Stock Repurchase Program during the nine months ended September 30, 2021 were retired by the Company. From October 1, 2022 to October 25, 2022, the Company repurchased 0.6 million additional shares of its Common Stock for $41.9 under the 2021 Stock Repurchase Program, and, as of October 26, 2022, the Company has remaining authorization to purchase up to $940.2 of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors, such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

On April 24, 2018, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the nine months ended September 30, 2021, the Company repurchased 3.1 million shares of its Common Stock for $203.8 under the 2018 Stock Repurchase Program. As a result of these purchases, the Company completed all purchases authorized under the 2018 Stock Repurchase Program, and, therefore, the 2018 Stock Repurchase Program was terminated. Of the total repurchases made during the first nine months of 2021, 0.3 million shares, or $19.8, were retained in Treasury stock at the time of repurchase. The remaining 2.8 million shares, or $184.0, were retired by the Company.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared	$119.0	$86.7	$357.6	$259.9
Dividends paid (including those declared in the prior year)	119.1	86.6	358.4	260.0

On October 26, 2021, the Board approved an increase to the Company’s quarterly dividend rate from $0.145 per share to $0.20 per share, effective with dividends declared in the fourth quarter of 2021, and on October 25, 2022, approved an additional increase to the Company’s quarterly dividend rate from $0.20 per share to $0.21 per share, effective with dividends declared in the fourth quarter of 2022, contingent upon declaration by the Board.

Note 8—Stock-Based Compensation

For the three months ended September 30, 2022 and 2021, the Company’s Income from continuing operations before income taxes was reduced for stock-based compensation expense of $23.6 and $21.2, respectively. In addition, for the three months ended September 30, 2022 and 2021, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $12.9 and $14.0, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the three months ended September 30, 2022 and 2021 include excess tax benefits of $10.6 and $12.3, respectively, from option exercises.

For the nine months ended September 30, 2022 and 2021, the Company’s Income from continuing operations before income taxes was reduced for stock-based compensation expense of $64.2 and $60.2, respectively. In addition, for the nine months ended September 30, 2022 and 2021, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $28.3 and $40.4, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the nine months ended September 30, 2022 and 2021 include excess tax benefits of $21.9 and $34.3, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 60,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 40,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of September 30, 2022, there were 36,604,107 shares of Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three and nine months ended September 30, 2022 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2022	65,300,748	$42.00	6.47	$2,968.8
Options granted	532,721	85.92
Options exercised	(646,759)	30.24
Options forfeited	(136,140)	47.07
Options outstanding at March 31, 2022	65,050,570	42.46	6.27	2,145.0
Options granted	6,389,410	67.59
Options exercised	(819,522)	27.16
Options forfeited	(182,370)	48.89
Options outstanding at June 30, 2022	70,438,088	44.91	6.41	1,420.3
Options granted	143,393	65.90
Options exercised	(2,058,799)	35.00
Options forfeited	(81,380)	50.00
Options outstanding at September 30, 2022	68,441,302	$45.24	6.22	$1,501.6
Vested and non-vested options expected to vest at September 30, 2022	65,484,627	$44.84	6.14	$1,463.0
Exercisable options at September 30, 2022	41,460,615	$38.30	5.04	$1,188.2

A summary of the status of the Company’s non-vested options as of September 30, 2022 and changes during the three and nine months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2022	31,380,283	$8.34
Options granted	532,721	17.97
Options vested	(59,200)	10.69
Options forfeited	(136,140)	7.68
Non-vested options at March 31, 2022	31,717,664	8.50
Options granted	6,389,410	16.68
Options vested	(10,914,950)	7.16
Options forfeited	(182,370)	8.37
Non-vested options at June 30, 2022	27,009,754	10.98
Options granted	143,393	16.60
Options vested	(99,080)	6.60
Options forfeited	(73,380)	9.87
Non-vested options at September 30, 2022	26,980,687	$11.03

During the three and nine months ended September 30, 2022 and 2021, the following activity occurred under the Company’s option plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total intrinsic value of stock options exercised	$82.2	$108.1	$151.4	$246.5
Total fair value of stock options vested	0.7	0.6	79.4	71.4

As of September 30, 2022, the total compensation cost related to non-vested options not yet recognized was approximately $243.7 with a weighted average expected amortization period of 3.54 years.

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

Restricted Stock

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Board. As of September 30, 2022, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 120,047. Restricted shares granted under the 2012 Directors Restricted Stock Plan vest on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three and nine months ended September 30, 2022 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2022	21,061	$66.92	0.38
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2022	21,061	66.92	0.13
Shares vested and issued	(21,061)	66.92
Restricted shares granted	21,312	67.59
Restricted shares outstanding at June 30, 2022	21,312	67.59	0.88
Restricted shares granted	—	—
Restricted shares outstanding at September 30, 2022	21,312	$67.59	0.62

As of September 30, 2022, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.9 (with a weighted average expected amortization period of 0.62 years).

Note 9—Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. The following is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the three and nine months ended September 30, 2022 and 2021 (note that per share amounts may not add due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in millions, except per share data)	2022	2021	2022	2021
Net income attributable to Amphenol Corporation stockholders:
Net income from continuing operations attributable to Amphenol Corporation	$496.6	$418.8	$1,394.8	$1,115.5
Income from discontinued operations attributable to Amphenol Corporation, net of income taxes of ($1.5) and ($1.8) for 2021, respectively	—	7.7	—	10.3
Net income attributable to Amphenol Corporation	$496.6	$426.5	$1,394.8	$1,125.8

Weighted average common shares outstanding — Basic	595.3	597.7	596.6	597.8
Effect of dilutive stock options	24.0	28.1	24.9	26.8
Weighted average common shares outstanding — Diluted	619.3	625.8	621.5	624.6

Net income per common share attributable to Amphenol Corporation — Basic:
Continuing operations	$0.83	$0.70	$2.34	$1.87
Discontinued operations, net of income taxes	—	0.01	—	0.02
Net income attributable to Amphenol Corporation — Basic	$0.83	$0.71	$2.34	$1.88

Net income per common share attributable to Amphenol Corporation — Diluted:
Continuing operations	$0.80	$0.67	$2.24	$1.79
Discontinued operations, net of income taxes	—	0.01	—	0.02
Net income attributable to Amphenol Corporation — Diluted	$0.80	$0.68	$2.24	$1.80

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 12.5 million and 7.4 million for the three months ended September 30, 2022 and 2021, respectively. Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 8.9 million and 3.8 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$1.5	$1.9	$4.5	$5.6
Interest cost	3.4	2.8	10.5	8.4
Expected return on plan assets	(7.5)	(7.8)	(22.5)	(23.4)
Amortization of prior service cost	0.4	0.5	1.1	1.5
Amortization of net actuarial losses	4.0	6.2	12.2	18.7
Net pension expense	$1.8	$3.6	$5.8	$10.8

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

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. During the nine months ended September 30, 2022 and 2021, the Company provided matching contributions to the U.S. defined contribution plans of approximately $13.8 and $12.1, respectively.

Note 11—Acquisitions

2022 Acquisitions

During the nine months ended September 30, 2022, the Company completed two acquisitions for approximately $288.2, net of cash acquired. The acquisitions were funded through a combination of borrowings under the U.S. Commercial Paper Program and cash on hand. One acquisition has been included in the Harsh Environment Solutions segment, and the other has been included in the Interconnect and Sensor Systems segment. The Company has begun the process of analyzing the allocation of the fair value of the assets acquired and liabilities assumed. Since the current purchase price allocation for each of these acquisitions is based on a preliminary assessment made by management as of September 30, 2022, the acquisition accounting is subject to final adjustment, and it is possible that the final assessment of values may differ materially from our initial preliminary assessment. The operating results of the acquisitions have been included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, have not been presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

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

The Divested MTS business met the “held for sale” criteria at its acquisition date and accordingly, the Company did not assign the Divested MTS business to any of its reportable business segments. The Company accounted for the operating results and related cash flows associated with the Divested MTS business as discontinued operations in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flow, respectively, as of the MTS acquisition date of April 7, 2021 through September 30, 2021, and ultimately, through December 1, 2021, the date of the sale of the Divested MTS business. For the three and nine months ended September 30, 2021, the comprehensive income associated with discontinued operations was not material and was not separately presented in the Condensed Consolidated Statements of Comprehensive Income.

Upon the sale of the Divested MTS business in December 2021, the Company completed the acquisition accounting associated with the Divested MTS business, which was performed separately from the purchase price allocation of the retained MTS Sensors business. The proceeds from the sale of the Divested MTS business were included in Net cash provided by investing activities from discontinued operations in the Consolidated Statements of Cash Flow for the year ended December 31, 2021. The sale of the Divested MTS business did not result in any significant gain or loss recorded to discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2021. In addition, the Company assumed a $28.7 contingent consideration liability from the MTS acquisition, which was recognized at fair value as part of acquisition accounting. This contingent consideration was recorded within current liabilities held for sale on the Company’s balance sheet as of the acquisition date. During the third quarter of 2021, the Company made a capital contribution to the Divested MTS business, which in turn used the funding to settle the contingent consideration.

The retained MTS Sensors business is reported within our Interconnect and Sensor Systems segment. The Company completed its analysis of the purchase price allocation of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, as part of the acquisition accounting associated with the MTS Sensors business. The final assessment of values for the MTS acquisition did not differ materially from previous preliminary assessments. The MTS acquisition resulted in the recognition of $738.7 of goodwill, $54.0 of indefinite-lived tradename intangible assets and $178.2 of definite-lived intangible assets, each associated with the MTS Sensors business. The definite-lived intangible assets are comprised of customer relationships, proprietary technology, and backlog of $122.9, $39.1 and $16.2, respectively, and are amortized based upon the underlying pattern of economic benefit with weighted-average useful lives of 11 years, 15 years and 0.25 years, respectively. Other than these intangible assets, the remainder of the purchase price has been allocated to other identifiable assets acquired and liabilities assumed. As part of acquisition accounting, the Company also recorded $47.0 of deferred tax liabilities associated with certain basis differences, the majority of which the Company recognized for tax purposes and paid in the fourth quarter of 2021 upon the sale of the Divested MTS business. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of assembled workforce and the anticipated cost savings and efficiencies associated with the integration of the MTS Sensors business, along with other intangible assets acquired that do not qualify for separate recognition. The Company does not expect any such recognized goodwill associated with the acquisition of the MTS Sensors business to be deductible for tax purposes. The operating results for the MTS Sensors business have been included within continuing operations in the Condensed Consolidated Statements of Income since the acquisition date of April 7, 2021, while the operating results for the Divested MTS business were classified and reported as discontinued operations as discussed above.

Acquisition of Halo Technology Limited

On December 1, 2021, the Company completed the acquisition of approximately 97% of the common stock of Halo Technology Limited (“Halo”) for a purchase price of approximately $694, net of cash acquired. The sellers retained a noncontrolling interest of less than 3% in Halo, which includes redeemable features that are outside the control of the Company and therefore, has been classified as temporary equity on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, as discussed in more detail in Note 5 herein. The acquisition was funded with cash on hand. The Company is in the process of analyzing the allocation of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, as part of acquisition accounting. As of September 30, 2022, the Halo acquisition resulted in the recognition of $524.6 of goodwill, $29.0 of indefinite-lived tradename intangible assets and $168.0 of definite-lived intangible assets. The definite-lived intangible assets are comprised of customer relationships, proprietary technology, and backlog of $44.0, $115.0 and $9.0, respectively, and are amortized based upon the underlying pattern of economic benefit with weighted average useful lives of 13 years, 15 years and one month, respectively. Other than these intangible assets, the remainder of the purchase price has been allocated to other identifiable assets acquired and liabilities and noncontrolling interests (including redeemable noncontrolling interests) assumed. As part of acquisition accounting, the excess purchase price over the fair value of the underlying assets acquired (net of liabilities and noncontrolling interests assumed) was allocated to goodwill, which primarily represents the value of assembled workforce and the anticipated cost savings and efficiencies associated with the integration of Halo, along with other intangible assets acquired that do not qualify for separate recognition. The Company does not expect any such recognized goodwill associated with the Halo acquisition to be deductible for tax purposes. The current purchase price allocation is based on a preliminary assessment made by management as of September 30, 2022. The acquisition accounting for Halo is subject to final adjustment, and it is possible that the final assessment of values may differ from our preliminary assessment. The operating results for Halo have been included in the Condensed Consolidated Statements of Income since the acquisition date. The acquisition of Halo, which is reported within our Communications Solutions segment, was not material to the Company’s financial results.

Acquisition-related Expenses

During both the three and nine months ended September 30, 2022, the Company incurred $12.0 ($10.5 after-tax) of acquisition-related expenses, comprised primarily of external transaction costs as well as the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in 2022. During the nine months ended September 30, 2021, the Company incurred $55.4 ($44.6 after-tax) of acquisition-related expenses, comprised primarily of transaction, severance, restructuring and certain non-cash purchase accounting costs related to the MTS acquisition in the second quarter of 2021. Such acquisition-related expenses are presented separately in the Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Harsh		Interconnect
	Environment	Communications	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2021	$1,663.7	$2,950.1	$1,763.0	$6,376.8
Acquisition-related	33.1	(2.7)	158.5	188.9
Foreign currency translation	(48.2)	(59.9)	(120.1)	(228.2)
Goodwill at September 30, 2022	$1,648.6	$2,887.5	$1,801.4	$6,337.5

The decrease in goodwill during the first nine months of 2022 was primarily driven by foreign currency translation, partially offset by goodwill recognized from two acquisitions that closed during the first nine months of 2022.

The Company performs its evaluation for the impairment of goodwill for the Company’s reporting units on an annual basis as of each July 1, or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company reviews its reporting unit structure each year, or more frequently based on changes in our organization. The Company continues to define our reporting units as the three reportable business segments. In the third quarter of 2022, as part of our annual evaluations, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of this assessment, the Company reviews qualitative factors which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of each of its reporting units is greater than its respective carrying amount. As of July 1, 2022, the Company determined that it was more likely than not that the fair value of each of its reporting units exceeded its respective carrying amount and, therefore, a quantitative assessment was not required. As a result, no goodwill impairment resulted from the assessment as of July 1, 2022.

The Company has not recognized any goodwill impairment in 2022, 2021 or 2020 in connection with our annual impairment assessments.

Other than goodwill noted above, the Company’s intangible assets as of September 30, 2022 and December 31, 2021 were as follows:

		September 30, 2022			December 31, 2021
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	$666.5	$380.5	$286.0	$637.2	$357.5	$279.7
Proprietary technology	13	309.8	118.2	191.6	311.1	102.2	208.9
Backlog and other	1	86.9	79.8	7.1	74.9	74.7	0.2
Total intangible assets (definite-lived)	10	1,063.2	578.5	484.7	1,023.2	534.4	488.8

Trade names (indefinite-lived)		269.1		269.1	268.1		268.1
		$1,332.3	$578.5	$753.8	$1,291.3	$534.4	$756.9

The increase in the gross carrying amount of intangible assets in the first nine months of 2022 was primarily driven by certain customer relationships and acquired backlog recognized as a result of the acquisition accounting associated with recent acquisitions. Amortization expense for the three months ended September 30, 2022 and 2021 was approximately $21.9 and $16.4, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was approximately $56.7 and $61.3, respectively. Amortization expense for both the three and nine months ended September 30, 2022 includes $5.0 related to the amortization of acquired backlog resulting from an acquisition that closed in 2022. Amortization expense for the nine months ended September 30, 2021 included $16.2 related to the amortization of acquired backlog, resulting from the MTS acquisition. As of September 30, 2022, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2022 is approximately $24.2 and for each of the next five fiscal years is approximately $68.5 in 2023, $63.4 in 2024, $54.3 in 2025, $52.6 in 2026 and $46.0 in 2027.

The Company reviews its identifiable intangible assets subject to amortization whenever events or changes in circumstances indicate the intangible asset’s carrying amount may not be recoverable, while any indefinite-lived intangible assets that are not subject to amortization, which are comprised of certain trade names, are reviewed at least annually for impairment. In the third quarter of 2022, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets. Based on our assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no impairment associated with our intangible assets in 2022, 2021 or 2020 as a result of such reviews.

Note 13—Reportable Business Segments

New Reportable Business Segments

Effective January 1, 2022, the Company aligned its businesses into three newly formed reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. This new alignment replaces our historic reportable business segments. All businesses previously reported in the Interconnect Products and Assemblies segment have now been aligned with one of the three newly formed segments. All businesses previously reported in the Cable Products and Solutions segment have now been aligned with our newly formed Communications Solutions segment. This new segment structure reflects (i) the manner in which the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, regularly assesses information for decision-making purposes, including the allocation of resources, and (ii) how the Company operates its businesses, assesses performance, and communicates results and strategy, among other items, to the Board and its stockholders. In conjunction with the new alignment of our business, the Company appointed three new segment managers to lead their respective reportable business segments, each reporting directly to the Chief Executive Officer. The Company organizes its reportable business segments based on the manner in which management evaluates the performance of the Company, combined with the nature of the individual business activities and the product-based solutions offered.

The following are the Company’s three new reportable business segments:

●	Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, printed circuits and printed circuit assemblies and other products for use in the industrial, military, commercial aerospace, automotive, mobile networks and information technology and data communications end markets.

●	Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, together with antennas, for use in the information technology and data communications, mobile devices, industrial, mobile networks, broadband communications, automotive, commercial aerospace and military end markets.

●	Interconnect and Sensor Systems – the Interconnect and Sensor Systems segment designs, manufactures and markets a broad range of sensors, sensor-based systems, connectors and value-add interconnect systems used in the automotive, industrial, information technology and data communications, mobile networks, military and commercial aerospace end markets.

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

Net sales by segment for the three and nine months ended September 30, 2022 and 2021 are as follows:

	External		Intersegment
Three Months Ended September 30,	2022	2021	2022	2021
Harsh Environment Solutions	$793.8	$706.6	$20.9	$17.0
Communications Solutions	1,518.0	1,271.1	21.4	19.8
Interconnect and Sensor Systems	983.4	840.8	4.1	5.3
Consolidated Net sales	$3,295.2	$2,818.5	$46.4	$42.1

Nine Months Ended September 30,
Harsh Environment Solutions	$2,311.9	$2,030.9	$56.2	$49.9
Communications Solutions	4,216.5	3,414.4	61.4	58.6
Interconnect and Sensor Systems	2,855.4	2,404.2	13.5	18.5
Consolidated Net sales	$9,383.8	$7,849.5	$131.1	$127.0

Segment operating income and the reconciliation of segment operating income to consolidated income from continuing operations before income taxes for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment operating income:
Harsh Environment Solutions	$207.1	$184.7	$596.8	$524.0
Communications Solutions	341.6	276.7	927.2	716.3
Interconnect and Sensor Systems	185.3	146.5	522.8	432.0
Total segment operating income	734.0	607.9	2,046.8	1,672.3

Corporate / Other:
Stock-based compensation expense	(23.6)	(21.2)	(64.2)	(60.2)
Acquisition-related expenses	(12.0)	—	(12.0)	(55.4)
Other operating expenses	(17.3)	(15.5)	(50.9)	(44.5)
Interest expense	(32.8)	(29.0)	(91.3)	(86.7)
Other income (expense), net	2.6	—	6.6	(0.3)

Income from continuing operations before income taxes	$650.9	$542.2	$1,835.0	$1,425.2

Depreciation and amortization expense by segment for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Harsh Environment Solutions	$22.7	$18.5	$59.9	$55.0
Communications Solutions	49.2	43.8	132.6	109.0
Interconnect and Sensor Systems	29.2	31.3	87.3	105.5
Corporate / Other	1.6	1.6	4.8	5.0
Total	$102.7	$95.2	$284.6	$274.5

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three and nine months ended September 30, 2022 and 2021, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Condensed Consolidated Balance Sheets were not material as of September 30, 2022 and December 31, 2021. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of September 30, 2022 and December 31, 2021.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of September 30, 2022.

While the Company typically offers standard product warranty coverage which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of September 30, 2022 and December 31, 2021, and related warranty expense for the three and nine months ended September 30, 2022 and 2021, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2022 and 2021:

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net sales by:
Sales channel:
End customers and contract manufacturers	$558.9	$495.9	$1,212.5	$1,020.1	$946.0	$808.0	$2,717.4	$2,324.0
Distributors and resellers	234.9	210.7	305.5	251.0	37.4	32.8	577.8	494.5
	$793.8	$706.6	$1,518.0	$1,271.1	$983.4	$840.8	$3,295.2	$2,818.5

Geography:
United States	$404.1	$343.9	$398.5	$253.8	$283.4	$232.3	$1,086.0	$830.0
China	104.6	111.0	558.4	491.5	237.4	176.3	900.4	778.8
Other foreign locations	285.1	251.7	561.1	525.8	462.6	432.2	1,308.8	1,209.7
	$793.8	$706.6	$1,518.0	$1,271.1	$983.4	$840.8	$3,295.2	$2,818.5

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Net sales by:
Sales channel:
End customers and contract manufacturers	$1,612.8	$1,468.3	$3,311.0	$2,743.8	$2,754.4	$2,312.2	$7,678.2	$6,524.3
Distributors and resellers	699.1	562.6	905.5	670.6	101.0	92.0	1,705.6	1,325.2
	$2,311.9	$2,030.9	$4,216.5	$3,414.4	$2,855.4	$2,404.2	$9,383.8	$7,849.5

Geography:
United States	$1,147.2	$1,002.8	$1,092.0	$673.7	$802.3	$606.5	$3,041.5	$2,283.0
China	338.0	317.4	1,433.8	1,335.7	643.8	476.8	2,415.6	2,129.9
Other foreign locations	826.7	710.7	1,690.7	1,405.0	1,409.3	1,320.9	3,926.7	3,436.6
	$2,311.9	$2,030.9	$4,216.5	$3,414.4	$2,855.4	$2,404.2	$9,383.8	$7,849.5

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

In August 2018, the Company received a subpoena from the U.S. Department of Defense, Office of the Inspector General (the “OIG”), requesting documents from certain of the Company’s Military and Aerospace businesses pertaining to certain products that are purchased or used by the U.S. government. As of the date of this filing, the Company has responded to several production requests from the OIG, with the most recent being completed during the third quarter of 2021. In connection with this investigation, during the third quarter of 2022, in a meeting with representatives of the U.S. government, it was alleged that the Company likely violated various provisions of federal law, including violations under the civil False Claims Act. The alleged violations relate to various Company actions and inactions that occurred prior to and surrounding the several “stop shipment” orders regarding certain military connector products that were received by the Company in March 2016 and lifted by the U.S. government for all affected products over a period from April 2016 through January 2017. The Company is currently evaluating these allegations, and continues to communicate and cooperate with the U.S. government on this ongoing matter. The Company is currently unable to estimate the timing or outcome of this matter.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021 has been derived from and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included in Part I, Item 1 herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our” or “us”). The following discussion and analysis should also be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). The Condensed Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). Any references to the Company’s results in this Item 2 are specifically to our continuing operations only and exclude discontinued operations, unless otherwise noted. The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity, effective tax rate or other matters. Although the Company believes the expectations reflected in all forward-looking statements, including those we may make with regards to expected earnings, revenues, growth, liquidity, the Company’s effective tax rate, interest rates, and other matters discussed herein, are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, which include, but are not limited to, the following: political, economic, military and other risks related to operating in countries outside the United States, as well as changes in general economic conditions, geopolitical conditions, U.S. trade policies (including but not limited to sanctions) and other factors beyond the Company’s control; future risks and existing uncertainties associated with adverse public health developments, including epidemics and pandemics such as the COVID-19 pandemic, which continues to disrupt our operations including government regulations that inhibit our ability to operate certain of our facilities in the ordinary course, travel restrictions, supplier constraints, supply chain interruptions, logistics challenges and limitations, labor disruptions and reduced demand from certain customers; uncertainties associated with an economic slowdown or recession that could negatively affect the financial condition of our customers and could result in reduced demand; risks associated with our inability to obtain certain raw materials and components in the current challenging supply chain environment, as well as inflationary risks, including the risk that the cost of certain of the Company’s raw materials and components is increasing; negative impacts caused by extreme weather conditions and natural catastrophic events, including those caused by climate change and global warming; risks associated with the improper conduct by any of our employees, customers, suppliers, distributors or any other business partners which could impair our business reputation and financial results and could result in our non-compliance with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions; changes in exchange rates of the various currencies in which the Company conducts business; risks associated with the Company’s dependence on attracting, recruiting, hiring and retaining skilled employees, including as part of our various management teams; the Company’s dependence on sales to the communications industry, which markets are dominated by large manufacturers and operators who regularly exert significant pressure on suppliers, including the Company; changes in defense expenditures in the military market, including the impact of reductions or changes in the defense budgets of U.S. and foreign governments; risks and difficulties in trying to compete successfully on the basis of technology innovation, product quality and performance, price, customer service and delivery time; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill and other intangible assets; events beyond the Company’s control that could lead to an inability to meet its financial and other covenants, which could result in a default under the Company’s revolving credit facility or unsecured term loan credit facility; risks associated with the Company’s inability to access the global capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in interest rates; cybersecurity threats, including but not limited to malware, phishing, credential harvesting, ransomware and other increasingly sophisticated attacks, that could impair our information technology systems and could disrupt business operations, result in the loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential information, any of which could adversely impact our reputation and operating results and potentially lead to litigation and/or governmental investigations and fines; government contracting risks that the Company may be subject to, including laws and regulations governing reporting obligations, performance of government contracts and related risks associated with conducting business with the U.S. and other foreign governments or their suppliers (both directly and indirectly); governmental export and import controls that certain of our products may be subject to, including export licensing, customs regulations, economic sanctions and other laws; changes in fiscal and tax policies, audits and examinations by taxing authorities, laws, regulations and guidance in the United States and foreign jurisdictions; any difficulties in protecting the Company’s intellectual property rights; litigation, customer claims, product recalls, governmental investigations, criminal liability or environmental matters including changes to laws and regulations to which the Company may be subject; and incremental costs and other risks that may arise in connection with regulatory efforts to combat the negative effects of climate change.

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

Impact of COVID-19 on our Operations, Financial Condition, Liquidity and Results of Operations

The COVID-19 pandemic has affected our offices and manufacturing facilities throughout the world, as well as the facilities of our suppliers, customers and our customers’ contract manufacturers. The COVID-19 pandemic caused widespread disruptions to our Company during the first half of 2020, and to a lesser extent, those disruptions have continued since then. As of September 30, 2022, we continue to experience some disruptions, and at a minimum, we expect disruptions to continue for the remainder of 2022 and potentially beyond. These disruptions have included and may continue to include government regulations that inhibit our ability to operate certain of our facilities in the ordinary course, travel restrictions, supplier constraints, supply chain interruptions, logistics challenges and limitations, labor disruptions and reduced demand from certain customers. More recently, during most of the first half of 2022, COVID-19 outbreaks in China resulted in new government-imposed lockdowns in certain regions, which impacted the ability of several of our operations and manufacturing facilities to operate in the ordinary course. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the impact of any additional resurgences from known or new variants, current and future government regulations and actions in response to the crisis, the timing, availability, effectiveness and adoption rates of vaccines and treatments, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain uncertain and unpredictable. In addition, the COVID-19 pandemic could impact the health of our management team and other employees. There can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations in the future.

New Reportable Business Segments

Effective January 1, 2022, the Company aligned its businesses into the following three newly formed reportable business segments, which have replaced our historic reportable business segments:

●	Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, printed circuits and printed circuit assemblies and other products for use in the industrial, military, commercial aerospace, automotive, mobile networks and information technology and data communications end markets.

●	Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, together with antennas, for use in the information technology and data communications, mobile devices, industrial, mobile networks, broadband communications, automotive, commercial aerospace and military end markets.

●	Interconnect and Sensor Systems – the Interconnect and Sensor Systems segment designs, manufactures and markets a broad range of sensors, sensor-based systems, connectors and value-add interconnect systems used in the automotive, industrial, information technology and data communications, mobile networks, military and commercial aerospace end markets.

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

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock buybacks. Companies will be required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but will not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The impact of these provisions, which will become effective for Amphenol beginning on January 1, 2023, will depend on several factors, including interpretive regulatory guidance which has not yet been released. The Company continues to review and assess the provisions of the IRA, including several other non-tax related provisions, and its potential impact on our financial condition, results of operations, liquidity and cash flows.

Results of Operations

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

Net sales were $3,295.2 in the third quarter of 2022 compared to $2,818.5 in the third quarter of 2021, which represented an increase of 17% in U.S. dollars, 21% in constant currencies and 18% organically, over the prior year period. Net sales were $9,383.8 in the first nine months of 2022 compared to $7,849.5 in the first nine months of 2021, which represented an increase of 20% in U.S. dollars, 22% in constant currencies and 18% organically, over the prior year period. The increases in net sales in the third quarter and first nine months of 2022 were driven by robust growth across all three reportable business segments, as described below. From a market standpoint, the increase in net sales in the third quarter of 2022 was driven by robust organic growth across virtually all markets, including the automotive, industrial, information technology and data communications, mobile devices, broadband communications, commercial aerospace and mobile networks markets, moderate growth in the military market, and contributions from the Company’s acquisition program. The increase in net sales in the first nine months of 2022 was driven by robust organic growth across virtually all markets, including the automotive, information technology and data communications, industrial, mobile devices, broadband communications, and commercial aerospace markets, moderate growth in the mobile networks and military markets, and contributions from the Company’s acquisition program.

Net sales in the Harsh Environment Solutions segment (approximately 24% of net sales) in the third quarter of 2022 increased 12% in U.S. dollars, 17% in constant currencies and 14% organically, compared to the third quarter of 2021. The increase in the third quarter of 2022 was driven primarily by strong organic growth in the industrial, commercial aerospace, automotive and mobile networks markets and moderate growth in the military market, along with contributions from the Company’s acquisition program. Net sales in the Harsh Environment Solutions segment (approximately 25% of net sales) in the first nine months of 2022 increased 14% in U.S. dollars, 17% in constant currencies and 16% organically, compared to the first nine months of 2021. The increase in the first nine months of 2022 was driven primarily by strong organic growth in the industrial, automotive, and commercial aerospace markets and moderate growth in the information technology and data communications market, along with contributions from the Company’s acquisition program.

Net sales in the Communications Solutions segment (approximately 46% of net sales) in the third quarter of 2022 increased 19% in U.S. dollars, 22% in constant currencies and 17% organically, compared to the third quarter of 2021. Net sales in the Communications Solutions segment (approximately 45% of net sales) in the first nine months of 2022 increased 23% in U.S. dollars, 25% in constant currencies and 19% organically, compared to the first nine months of 2021. The increases in the third quarter and first nine months of 2022 were driven by strong organic growth across virtually all markets, along with contributions from the Company’s acquisition program.

Net sales in the Interconnect and Sensor Systems segment (approximately 30% of net sales) in the third quarter of 2022 increased 17% in U.S. dollars, 24% in constant currencies and 23% organically, compared to the third quarter of 2021. The increase in the third quarter of 2022 was driven primarily by strong organic growth in the automotive, industrial, information technology and data communications, mobile networks and commercial aerospace markets. Net sales in the Interconnect and Sensor Systems segment (approximately 30% of net sales) in the first nine months of 2022 increased 19% in U.S. dollars, 24% in constant currencies and 19% organically, compared to the first nine months of 2021. The increase in the first nine months of 2022 was driven primarily by strong organic growth in the automotive, information technology and data communications, and industrial markets, along with contributions from the Company’s acquisition program, partially offset by moderate declines in the mobile networks and military markets.

The tables below reconcile Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021:

			Percentage Growth (relative to same prior year period) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Three Months Ended September 30,	2022	2021	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales by:
Segment:
Harsh Environment Solutions	$793.8	$706.6	12%	(5)%	17%	3%	14%
Communications Solutions	1,518.0	1,271.1	19%	(2)%	22%	5%	17%
Interconnect and Sensor Systems	983.4	840.8	17%	(7)%	24%	1%	23%
Consolidated	$3,295.2	$2,818.5	17%	(4)%	21%	3%	18%

Geography (6):
United States	$1,086.0	$830.0	31%	—%	31%	7%	24%
Foreign	2,209.2	1,988.5	11%	(6)%	17%	2%	15%
Consolidated	$3,295.2	$2,818.5	17%	(4)%	21%	3%	18%

Nine Months Ended September 30,
Net sales by:
Segment:
Harsh Environment Solutions	$2,311.9	$2,030.9	14%	(3)%	17%	1%	16%
Communications Solutions	4,216.5	3,414.4	23%	(1)%	25%	6%	19%
Interconnect and Sensor Systems	2,855.4	2,404.2	19%	(5)%	24%	5%	19%
Consolidated	$9,383.8	$7,849.5	20%	(3)%	22%	5%	18%

Geography (6):
United States	$3,041.5	$2,283.0	33%	—%	33%	9%	24%
Foreign	6,342.3	5,566.5	14%	(4)%	18%	3%	15%
Consolidated	$9,383.8	$7,849.5	20%	(3)%	22%	5%	18%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the Notes to Condensed Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting period(s) compared to the same respective period(s) in the prior year. Such amount is calculated by subtracting net sales for the current reporting period(s) translated at average foreign currency exchange rates for the respective prior year period(s) from net sales for the current reporting period(s), taken as a percentage of the respective prior year period(s) net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 2.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company's consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The comparatively stronger U.S. dollar for the third quarter and first nine months of 2022 had the effect of decreasing sales by approximately $120.7 and $231.1, respectively, relative to the comparable periods in 2021.

Selling, general and administrative expenses were $366.9, or 11.1% of net sales, and $1,059.0, or 11.3% of net sales, for the third quarter and first nine months of 2022, respectively, compared to $318.7, or 11.3% of net sales, and $893.0, or 11.4% of net sales, for the third quarter and first nine months of 2021, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales in the third quarter and first nine months of 2022 is primarily driven by leverage on the higher sales volumes during both periods in 2022, relative to the comparable periods of 2021. Administrative expenses represented approximately 4.5% and 4.6% of net sales for the third quarter and first nine months of 2022, respectively, and represented approximately 4.6% and 4.5% of net sales for the third quarter and first nine months of 2021, respectively. Research and development expenses represented approximately 2.6% of net sales for both the third quarter and first nine months of 2022, and represented approximately 2.9% and 3.0% of net sales for the third quarter and first nine months of 2021, respectively. Selling and marketing expenses represented approximately 4.1% of net sales for both the third quarter and first nine months of 2022, and represented approximately 3.8% and 3.9% of net sales for the third quarter and first nine months of 2021, respectively.

Operating income was $681.1, or 20.7% of net sales, and $1,919.7, or 20.5% of net sales, for the third quarter and first nine months of 2022, respectively, compared to $571.2, or 20.3% of net sales, and $1,512.2, or 19.3% of net sales, for the third quarter and first nine months of 2021, respectively. Operating income for both the third quarter and first nine months of 2022 includes $12.0 of acquisition-related expenses (separately presented in the Condensed Consolidated Statements of Income) comprised primarily of external transaction costs as well as the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in 2022. Operating income for the first nine months of 2021 included $55.4 of acquisition-related expenses comprised primarily of transaction, severance, restructuring and certain non-cash costs related to the acquisition of MTS Systems Corporation (“MTS”). For both the three and nine months ended September 30, 2022, the acquisition-related expenses had the effect of decreasing net income from continuing operations by $10.5, or $0.02 per share. For the nine months ended September 30, 2021, the acquisition-related expenses had the effect of decreasing net income from continuing operations by $44.6, or $0.07 per share. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $693.1, or 21.0% of net sales, and $1,931.7, or 20.6% of net sales, for the three and nine months ended September 30, 2022, respectively, and $571.2, or 20.3% of net sales, and $1,567.6, or 20.0% of net sales, for the three and nine months ended September 30, 2021, respectively. The increases in Adjusted Operating Income and Adjusted Operating Margin for the third quarter and first nine months of 2022 relative to the comparable periods in 2021 were primarily driven by normal operating leverage on the higher sales volumes, combined with the benefit of ongoing pricing actions, partially offset by the continued impact of the more challenging cost environment.

Operating income for the Harsh Environment Solutions segment for the third quarter and first nine months of 2022 was $207.1, or 26.1% of net sales, and $596.8, or 25.8% of net sales, respectively, compared to $184.7, or 26.1% of net sales, and $524.0, or 25.8% of net sales, for the third quarter and first nine months of 2021, respectively. Operating margin for the Harsh Environment Solutions segment for the third quarter and first nine months of 2022 remained flat relative to the comparable periods in 2021, as normal operating leverage on the higher sales volumes, combined with the benefit of ongoing pricing actions, were offset by the continued impact of the more challenging cost environment.

Operating income for the Communications Solutions segment for the third quarter and first nine months of 2022 was $341.6, or 22.5% of net sales, and $927.2, or 22.0% of net sales, respectively, compared to $276.7, or 21.8% of net sales, and $716.3, or 21.0% of net sales, for the third quarter and first nine months of 2021, respectively. The increases in operating margin for the Communications Solutions segment for the third quarter and first nine months of 2022 relative to the comparable periods in 2021 were primarily driven by normal operating leverage on the higher sales volumes, combined with the benefit of ongoing pricing actions, partially offset by the continued impact of the more challenging cost environment.

Operating income for the Interconnect and Sensor Systems segment for the third quarter and first nine months of 2022 was $185.3, or 18.8% of net sales, and $522.8, or 18.3% of net sales, respectively, compared to $146.5, or 17.4% of net sales, and $432.0, or 18.0% of net sales, for the third quarter and first nine months of 2021, respectively. The increases in operating margin for the Interconnect and Sensor Systems segment for the third quarter and first nine months of 2022 relative to the comparable periods in 2021 were primarily driven by normal operating leverage on the higher sales volumes, combined with the benefit of ongoing pricing actions, partially offset by the continued impact of the more challenging cost environment.

Interest expense for the third quarter and first nine months of 2022 was $32.8 and $91.3, respectively, compared to $29.0 and $86.7 for the third quarter and first nine months of 2021, respectively. The increase in interest expense is driven by the rising interest rate environment and its impact on the balance outstanding under the Company’s U.S. Commercial Paper Program. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

Provision for income taxes for the third quarter and first nine months of 2022 was at an effective tax rate of 23.1% and 23.4%, respectively. Provision for income taxes for the third quarter and first nine months of 2021 was at an effective tax rate of 22.2% and 21.2%, respectively. For the third quarter and first nine months of 2022 and 2021, the excess tax benefits resulting from stock option exercise activity had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the tables below. For the third quarter and first nine months of 2022, the effective tax rate was further impacted by the tax effect of acquisition-related expenses, which had the impact on the effective tax rate and earnings per share by the amounts noted in the tables below. For the first nine months of 2021, the effective tax rate was further impacted by the tax effect of acquisition-related expenses and the discrete tax benefit related to the settlement of uncertain tax positions in certain non-U.S. jurisdictions, each of which had the impact on the effective tax rate and earnings per share by the amounts noted in the tables below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for the three and nine months ended September 30, 2022 and 2021 was 24.5% for all periods, as reconciled in the tables below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information related to income taxes.

Net income from continuing operations attributable to Amphenol Corporation and Net income (from continuing operations) per common share attributable to Amphenol Corporation - Diluted (“Diluted EPS”) were $496.6 and $0.80, respectively, for the third quarter of 2022, compared to $418.8 and $0.67, respectively, for the third quarter of 2021. Excluding the effect of the items listed in the tables below, Adjusted Net Income from continuing operations attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $496.5 and $0.80, respectively, for the third quarter of 2022, compared to $406.5 and $0.65, respectively, for the third quarter of 2021. Net income from continuing operations attributable to Amphenol Corporation and Diluted EPS were $1,394.8 and $2.24, respectively, for the first nine months of 2022, compared to $1,115.5 and $1.79, respectively, for the first nine months of 2021. Excluding the effect of the items listed in the tables below, Adjusted Net Income from continuing operations attributable to Amphenol Corporation and Adjusted Diluted EPS were $1,383.4 and $2.23, respectively, for the first nine months of 2022, compared to $1,110.9 and $1.78, respectively, for the first nine months of 2021.

The following tables reconcile Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income from continuing operations attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all on a continuing operations basis only, as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022					2021
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$681.1	20.7%	$496.6	23.1%	$0.80	$571.2	20.3%	$418.8	22.2%	$0.67
Acquisition-related expenses	12.0	0.4	10.5	(0.2)	0.02	—	—	—	—	—
Excess tax benefits related to stock-based compensation	—	—	(10.6)	1.6	(0.02)	—	—	(12.3)	2.3	(0.02)
Adjusted (non-GAAP) (2)	$693.1	21.0%	$496.5	24.5%	$0.80	$571.2	20.3%	$406.5	24.5%	$0.65

	Nine Months Ended September 30,
	2022					2021
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$1,919.7	20.5%	$1,394.8	23.4%	$2.24	$1,512.2	19.3%	$1,115.5	21.2%	$1.79
Acquisition-related expenses	12.0	0.1	10.5	(0.1)	0.02	55.4	0.7	44.6	(0.2)	0.07
Excess tax benefits related to stock-based compensation	—	—	(21.9)	1.2	(0.04)	—	—	(34.3)	2.4	(0.05)
Discrete tax item	—	—	—	—	—	—	—	(14.9)	1.0	(0.02)
Adjusted (non-GAAP) (2)	$1,931.7	20.6%	$1,383.4	24.5%	$2.23	$1,567.6	20.0%	$1,110.9	24.5%	$1.78

Note: All data in the tables above are on a continuing operations basis only and exclude results associated with discontinued operations.

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had cash, cash equivalents and short-term investments of $1,252.0 and $1,241.4, respectively, with the majority of the Company’s cash, cash equivalents and short-term investments on hand located outside of the United States.

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash, cash equivalents and short-term investments on hand, as well as availability under the U.S. Commercial Paper Program, the Euro Commercial Paper Program, the Revolving Credit Facility, and the recently executed two-year $750.0 unsecured delayed draw loan credit agreement (the “2022 Term Loan”) (all of which are defined and discussed further below within this Item 2). The Company believes that these sources of liquidity, along with access to capital markets, provide adequate liquidity to meet both its short-term (next 12 months) and reasonably foreseeable long-term requirements and obligations.

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, payments associated with the one-time tax on the deemed repatriation of all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries (“Transition Tax”), which is payable in annual installments until 2025, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, and other contractual obligations and commitments included in Item 7 of the 2021 Annual Report. The Company may also use cash to fund all or part of the cost of future acquisitions. The Company’s debt service requirements consist primarily of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility, Commercial Paper Programs and the 2022 Term Loan (all as defined below). As of September 30, 2022, outstanding borrowings under the U.S. Commercial Paper Program were at a weighted average floating interest rate of 3.40%, while there were no outstanding borrowings under the Revolving Credit Facility, 2022 Term Loan and Euro Commercial Paper Program. As a result of the substantial increases in interest rates during the second and third quarters of 2022 and the expected further increases during the fourth quarter of 2022, the Company currently expects the floating interest rates related to its U.S. Commercial Paper Program borrowings to continue to increase in the fourth quarter of 2022 and into 2023, which would result in increased interest expense. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows in 2022, there can be no assurance that interest rates will not increase significantly from current levels.

The Company has previously indicated an intention to repatriate most of its pre-2022 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2022 foreign earnings. As of September 30, 2022, the Company has accrued the foreign and U.S. state and local taxes associated with the foreign earnings that we intend to repatriate. The Company intends to evaluate future earnings for repatriation, and will accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Transition Tax will be paid, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities from continuing operations	$1,469.3	$1,060.4
Net cash used in investing activities from continuing operations	(650.5)	(1,810.0)
Net cash (used in) provided by financing activities from continuing operations	(701.9)	438.4
Net cash change from discontinued operations	—	4.3
Effect of exchange rate changes on cash and cash equivalents	(125.0)	(15.5)
Net decrease in cash and cash equivalents	$(8.1)	$(322.4)

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities from continuing operations (“Operating Cash Flow”) was $1,469.3 in the first nine months of 2022 compared to $1,060.4 in the first nine months of 2021.  The increase in Operating Cash Flow for the first nine months of 2022 compared to the first nine months of 2021 is primarily due to the increase in net income from continuing operations, along with a lower usage of cash related to the change in working capital.

In the first nine months of 2022, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $274.3, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable of $341.0 and inventories of $310.4, partially offset by increases in accounts payable of $174.8 and accrued liabilities, including income taxes, of $149.4, and a decrease in prepaid expenses and other current assets of $52.9. In the first nine months of 2021, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $414.1, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in inventories of $358.3, accounts receivable of $186.9 and prepaid expenses and other current assets of $50.5, partially offset by increases in accounts payable of $152.9 and accrued liabilities, including income taxes, of $28.7.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2022 as compared to December 31, 2021. Accounts receivable increased $185.3 to $2,640.1, primarily due to higher sales in the third quarter of 2022 relative to the fourth quarter of 2021, along with the impact of two acquisitions that closed during the first nine months of 2022 (the “2022 Acquisitions”), partially offset by the effect of translation from exchange rate changes (“Translation”) at September 30, 2022 compared to December 31, 2021. Days sales outstanding at both September 30, 2022 and December 31, 2021 were 71 days. Inventories increased $186.0 to $2,080.1, which was primarily driven by the impact of higher sales and the 2022 Acquisitions, along with the impact of the ongoing supply chain disruptions that we continued to experience during the first nine months of 2022, partially offset by Translation. Inventory days at September 30, 2022 and December 31, 2021 were 83 days and 80 days, respectively. Property, plant and equipment, net, decreased $8.4 to $1,166.9, primarily due to depreciation of $223.5 and Translation, partially offset by capital expenditures of $290.2 and the impact of the 2022 Acquisitions. Goodwill decreased $39.3 to $6,337.5, primarily driven by Translation, partially offset by goodwill recorded resulting from the 2022 Acquisitions. Other long-term assets increased $101.6 to $512.8, primarily due to the purchase of long-term certificates of deposit investments, along with an increase in operating lease right-of-use assets resulting from new and renewed lease agreements entered into during the first nine months of 2022 and leases assumed from acquisitions. Accounts payable increased $81.6 to $1,393.6, primarily due to increased purchasing activity related to higher sales levels in the third quarter of 2022 relative to the fourth quarter of 2021, along with the effect of the 2022 Acquisitions, partially offset by Translation. Payable days at both September 30, 2022 and December 31, 2021 were 56 days. Total accrued expenses, including accrued income taxes, increased $127.3 to $1,258.4, primarily as a result of increases in accrued income taxes and certain other accrued expenses, along with the effect of the 2022 Acquisitions, partially offset by Translation. Accrued pension and postretirement benefit obligations decreased $28.1 to $165.3, primarily due to Translation.

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

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the nine months ended September 30, 2022 and 2021. The increase in Free Cash Flow was driven by an increase in Operating Cash Flow, as described above. The following table is on a continuing operations basis only and excludes any cash flows related to discontinued operations:

	Nine Months Ended September 30,
	2022	2021
Operating Cash Flow (GAAP)	$1,469.3	$1,060.4
Capital expenditures (GAAP)	(290.2)	(274.2)
Proceeds from disposals of property, plant and equipment (GAAP)	4.5	2.4
Free Cash Flow (non-GAAP)	$1,183.6	$788.6

Investing Activities

Cash flows from investing activities consist primarily of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities from continuing operations was $650.5 in the first nine months of 2022, compared to $1,810.0 in the first nine months of 2021. In the first nine months of 2022, net cash used in investing activities from continuing operations was driven primarily by the use of $288.2 to fund acquisitions, capital expenditures (net of disposals) of $285.7, net purchases of long-term investments of $56.0, and net purchases of short-term investments of $28.0. In the first nine months of 2021, net cash used in investing activities from continuing operations was driven primarily by the use of $1,531.0 to fund acquisitions and capital expenditures (net of disposals) of $271.8, partially offset by net sales and maturities of short-term investments of $1.3.

Financing Activities

Cash flows from financing activities consist primarily of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash used in financing activities from continuing operations was $701.9 in the first nine months of 2022, compared to net cash provided by financing activities from continuing operations of $438.4 in the first nine months of 2021. For the first nine months of 2022, net cash used in financing activities from continuing operations was driven primarily by (i) repurchases of the Company’s Common Stock of $560.1, (ii) dividend payments of $358.4, (iii) debt repayments of $52.4, primarily related to short-term debt, and (iv) distributions to and purchases of noncontrolling interests of $4.4, partially offset by (a) cash proceeds of $114.1 from the exercise of stock options, (b) net borrowings of $111.9, primarily under the U.S. Commercial Paper Program, and (c) debt proceeds of $47.8 primarily related to short-term borrowings. For the first nine months of 2021, net cash provided by financing activities from continuing operations was driven primarily by (i) net borrowings of $925.0, primarily under the U.S. Commercial Paper Program, the majority of the proceeds of which were used for the MTS acquisition and to redeem the 3.125% Senior Notes, (ii) net cash proceeds of $749.9, primarily related to the September 2021 issuance of the 2031 Senior Notes, and (iii) cash proceeds of $180.9 from the exercise of stock options, partially offset by (a) debt repayments of $616.2, primarily related to the repayment of the assumed and then-outstanding MTS senior notes in the second quarter of 2021 as well as the redemption of the 3.125% Senior Notes in the third quarter of 2021, (b) repurchases of the Company’s Common Stock of $491.0, (c) dividend payments of $260.0, (d) a cash transfer of $28.7 made by the Company’s continuing operations to its discontinued operations in order to fund the September 2021 payment of contingent consideration assumed as part of MTS’s acquisition accounting, (e) distributions to and purchases of noncontrolling interests of $11.3, (f) payments of $6.1 related to debt financing costs associated with the 2031 Senior Notes, and (g) payments of $4.1 associated with the deferred purchase price related to acquisitions.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of commercial paper programs, the Revolving Credit Facility, the 2022 Term Loan, and senior notes as part of its overall cash management strategy.

On November 30, 2021, the Company amended and restated its $2,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”). As a result, the Revolving Credit Facility no longer references LIBOR for interest rate determinations. The Revolving Credit Facility maintains the lenders’ aggregate commitments under the facility at $2,500.0. The Revolving Credit Facility matures in November 2026 and gives the Company the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Company may utilize the Revolving Credit Facility for general corporate purposes. As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On September 30, 2022, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “2022 Term Loan”), which is scheduled to mature on April 19, 2024. The 2022 Term Loan was undrawn at closing and may be drawn on up to five occasions over the life of the facility. The 2022 Term Loan may be repaid at any time without premium or penalty, and, once repaid, cannot be reborrowed. When drawn upon, the proceeds from the 2022 Term Loan are expected to be used for general corporate purposes. Interest rates under the 2022 Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. As of September 30, 2022, the Company had not yet drawn upon the 2022 Term Loan, and as such, there were no outstanding borrowings under the 2022 Term Loan. The 2022 Term Loan requires payment of certain commitment fees and requires that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility. On September 30, 2022, the Company was in compliance with the financial covenants under the 2022 Term Loan.

Pursuant to the terms of the U.S. commercial paper program, the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which recently has included fully or partially funding acquisitions, as well as to repay certain outstanding senior notes. In the third quarter of 2021, the Company used borrowings under the U.S. Commercial Paper Program to redeem the 3.125% Senior Notes, of which $227.7 aggregate principal amount was outstanding. The amount of USCP Notes outstanding as of September 30, 2022 was $903.8, with a weighted average interest rate of 3.40%. As of December 31, 2021, the amount of USCP Notes outstanding was $795.2, with a weighted average interest rate of 0.29%.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. As of September 30, 2022 and December 31, 2021, there were no ECP Notes outstanding.

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

As of September 30, 2022, the Company has outstanding senior notes (the “Senior Notes”) as follows:

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

The Company’s Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On September 30, 2022, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three and nine months ended September 30, 2022, the Company repurchased 2.4 million and 7.6 million shares of its Common Stock for $170.1 and $560.1, respectively, under the 2021 Stock Repurchase Program. Of the total repurchases made during the first nine months of 2022, 0.6 million shares, or $40.8, were retained in Treasury stock at the time of repurchase. The remaining 7.0 million shares, or $519.3, have been retired by the Company. During the three and nine months ended September 30, 2021, the Company repurchased 2.3 million and 4.1 million shares of its Common Stock for $170.9 and $287.2, respectively, under the 2021 Stock Repurchase Program. All of the shares repurchased under the 2021 Stock Repurchase Program during the first nine months of 2021 were retired by the Company. From October 1, 2022 to October 25, 2022, the Company repurchased 0.6 million additional shares of its Common Stock for $41.9 under the 2021 Stock Repurchase Program, and, as of October 26, 2022, the Company has remaining authorization to purchase up to $940.2 of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors, such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

On April 24, 2018, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the nine months ended September 30, 2021, the Company repurchased 3.1 million shares of its Common Stock for $203.8 under the 2018 Stock Repurchase Program. As a result of these purchases, the Company completed all purchases authorized under the 2018 Stock Repurchase Program, and, therefore, the 2018 Stock Repurchase Program was terminated. Of the total repurchases made during the first nine months of 2021, 0.3 million shares, or $19.8, were retained in Treasury stock at the time of repurchase. The remaining 2.8 million shares, or $184.0, were retired by the Company.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared per share	$0.20	$0.145	$0.60	$0.435

Dividends declared	$119.0	$86.7	$357.6	$259.9
Dividends paid (including those declared in the prior year)	119.1	86.6	358.4	260.0

On October 26, 2021, the Board approved an increase to the Company’s quarterly dividend rate from $0.145 per share to $0.20 per share, effective with dividends declared in the fourth quarter of 2021, and on October 25, 2022, approved an additional increase to the Company’s quarterly dividend rate from $0.20 per share to $0.21 per share, effective with dividends declared in the fourth quarter of 2022, contingent upon declaration by the Board.

LIBOR Transition

In July 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced its intent to phase out the use of LIBOR by the end of 2021. In December 2020, the ICE Benchmark Administration published a consultation on its intention to extend the publication of certain U.S. dollar LIBOR (“USD LIBOR”) rates until June 30, 2023. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the SOFR as its preferred benchmark alternative to USD LIBOR. The SOFR represents a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is calculated based on directly observable U.S. Treasury-backed repurchase transactions. In March 2020, in response to this transition, the Financial Accounting Standards Board (“FASB”) issued accounting guidance providing certain optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued by reference rate reform, and addresses operational issues likely to arise in modifying contracts to replace discontinued reference rates with new rates. In January 2021, the FASB issued further clarifying guidance surrounding derivatives, as it relates to this transition. Effective November 30, 2021, the Company’s Revolving Credit Facility no longer references LIBOR for interest rate determinations. Due to our current limited reliance on borrowings tied to LIBOR, the Company currently believes that the LIBOR transition will not have a material impact on its financial condition, results of operations or cash flows.

Acquisitions and Divestitures

During the nine months ended September 30, 2022, the Company completed two acquisitions for approximately $288.2, net of cash acquired, one of which has been included in the Harsh Environment Solutions segment and the other of which has been included in the Interconnect and Sensor Systems segment. These acquisitions, which were funded through a combination of borrowings under the U.S. Commercial Paper Program and cash on hand, were not material, either individually or in the aggregate, to the Company’s financial results. For both the three and nine months ended September 30, 2022, the Company incurred $12.0 ($10.5 after-tax, or $0.02 per diluted share) of acquisition-related expenses, comprised primarily of external transaction costs as well as the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in 2022.

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

Sale of the Divested MTS Business

On January 19, 2021 and prior to the closing of the MTS acquisition, the Company entered into a definitive agreement to sell MTS (including the MTS T&S business, but excluding the MTS Sensors business) to Illinois Tool Works Inc. (“ITW”). Throughout this Quarterly Report on Form 10-Q, we refer to MTS (including the MTS T&S business, but excluding the MTS Sensors business) as the “Divested MTS business”. As a result of the agreement to sell the Divested MTS business to ITW, the Divested MTS business met the “held for sale” criteria at its acquisition date, and accordingly, the Company did not assign the Divested MTS business to any of its reportable business segments. The Company accounted for the operating results and related cash flows associated with the Divested MTS business as discontinued operations in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flow, respectively, as of the MTS acquisition date of April 7, 2021 through September 30, 2021, and ultimately, through December 1, 2021, the date of the sale of the Divested MTS business. Income from discontinued operations attributable to Amphenol Corporation, net of income taxes, was $7.7 and $10.3 for the third quarter and first nine months of 2021, respectively, and $21.4 for the year ended December 31, 2021. On December 1, 2021, the Company completed the sale of the Divested MTS business for approximately $750, net of cash divested and excluding related transaction fees and expenses. The proceeds from the sale of the Divested MTS business were included in Net cash provided by investing activities from discontinued operations in the Consolidated Statements of Cash Flow for the year ended December 31, 2021. Amphenol has had no continuing involvement with the Divested MTS business after the completion of the sale. After giving effect to the sale of the Divested MTS business as well as the repayment of the aforementioned MTS senior notes as part of the MTS acquisition, the Company paid approximately $950, net of cash acquired and excluding related transaction fees and expenses, for the retained MTS Sensors business.

Acquisition of Halo Technology Limited

On December 1, 2021, the Company completed the acquisition of approximately 97% of the common stock of Halo Technology Limited (“Halo”) for a purchase price of approximately $694, net of cash acquired. The sellers retained a noncontrolling interest of less than 3% in Halo, which includes redeemable features that are outside the control of the Company and therefore, has been classified as temporary equity on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, as discussed in more detail in Note 5 of the Notes to Condensed Consolidated Financial Statements, as well as Note 1 of the Notes to Consolidated Financial Statements in the 2021 Annual Report. The acquisition was funded with cash on hand. The operating results for Halo have been included in the Company’s Condensed Consolidated Statements of Income since the acquisition date. Halo is reported within our Communications Solutions segment.

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2022 and 2021 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

(amounts in millions)

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates. The Company does not have any significant concentration with any one counterparty. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in its 2021 Annual Report. From time to time, the Company may borrow under the Revolving Credit Facility, Commercial Paper Programs and the 2022 Term Loan (as defined below). Any borrowings under the Euro Commercial Paper Program and Revolving Credit Facility, in addition to the outstanding borrowings under the Company’s Euro Notes, as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, are and may continue to be denominated in foreign currencies, and there can be no assurance that the Company can successfully manage changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies for which such borrowings are made. In addition, any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Similarly, any borrowings under the two-year, $750.0 unsecured delayed draw term loan credit agreement (the “2022 Term Loan”) entered into by the Company in April of 2022, bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over either the base rate or the adjusted term SOFR. Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of September 30, 2022, outstanding borrowings under the U.S. Commercial Paper Program were at a weighted average floating interest rate of 3.40%, while there were no outstanding borrowings under the Revolving Credit Facility, 2022 Term Loan and Euro Commercial Paper Program. As a result of the substantial increases in interest rates during the second and third quarters of 2022 and the expected further increases during the fourth quarter of 2022, the Company currently expects the floating interest rates related to its U.S. Commercial Paper Program borrowings to continue to increase in the fourth quarter of 2022 and into 2023, which would result in increased interest expense. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows in 2022, there can be no assurance that interest rates will not increase significantly from current levels.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On April 27, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended September 30, 2022, the Company repurchased 2.4 million shares of its Common Stock for $170.1 million under the 2021 Stock Repurchase Program. Of the total repurchases made during the third quarter of 2022, 0.3 million shares, or $19.8, were retained in Treasury stock at the time of repurchase. The remaining 2.1 million shares, or $150.3, have been retired by the Company. From October 1, 2022 to October 25, 2022, the Company repurchased 0.6 million additional shares of its Common Stock for $41.9 million under the 2021 Stock Repurchase Program, and, as of October 26, 2022, the Company has remaining authorization to purchase up to $940.2 million of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases under the 2021 Stock Repurchase Program will depend on a number of factors, such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

The table below reflects the Company’s stock repurchases for the three months ended September 30, 2022:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 1 to July 31, 2022	734,835	$65.32	734,835	$1,104.2
August 1 to August 31, 2022	848,060	77.81	848,060	1,038.2
September 1 to September 30, 2022	772,751	72.62	772,751	$982.1
Total	2,355,646	$72.21	2,355,646

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
10.22

Second Amended and Restated Credit Agreement, dated as of November 30, 2021, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A. acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on December 10, 2021).*

10.23

The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement as amended and restated effective April 5, 2022, dated April 18, 2022 (filed as Exhibit 10.23 to the June 30, 2022 Form 10-Q).†*

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

Date: October 28, 2022