Form 10-Q
period 2023-03-31
AMPHENOL CORP /DE/
filed 2023-04-28
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 OR

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

As of April 25, 2023, the total number of shares outstanding of the Registrant’s Class A Common Stock was 595,319,046.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,391.1	$1,373.1
Short-term investments	107.6	61.1
Total cash, cash equivalents and short-term investments	1,498.7	1,434.2
Accounts receivable, less allowance for doubtful accounts of $62.9 and $63.9, respectively	2,411.9	2,631.3
Inventories	2,105.1	2,093.6
Prepaid expenses and other current assets	378.3	320.0
Total current assets	6,394.0	6,479.1

Property, plant and equipment, less accumulated depreciation of $2,098.2 and $2,019.3, respectively	1,243.5	1,204.3
Goodwill	6,539.6	6,446.1
Other intangible assets, net	743.2	734.1
Other long-term assets	461.2	462.6
Total Assets	$15,381.5	$15,326.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$1,182.1	$1,309.1
Accrued salaries, wages and employee benefits	305.8	416.7
Accrued income taxes	144.6	169.5
Accrued dividends	125.0	124.9
Other accrued expenses	665.8	653.2
Current portion of long-term debt	2.9	2.7
Total current liabilities	2,426.2	2,676.1

Long-term debt, less current portion	4,561.0	4,575.0
Accrued pension and postretirement benefit obligations	131.5	127.9
Deferred income taxes	412.1	409.8
Other long-term liabilities	464.2	443.3
Total Liabilities	7,995.0	8,232.1

Redeemable noncontrolling interest	20.9	20.6

Equity:
Common stock	0.6	0.6
Additional paid-in capital	2,748.5	2,650.4
Retained earnings	5,121.3	4,979.4
Treasury stock, at cost	(69.7)	(79.8)
Accumulated other comprehensive loss	(492.6)	(535.0)
Total stockholders’ equity attributable to Amphenol Corporation	7,308.1	7,015.6

Noncontrolling interests	57.5	57.9
Total Equity	7,365.6	7,073.5
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$15,381.5	$15,326.2

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$2,974.0	$2,951.9
Cost of sales	2,030.6	2,025.3
Gross profit	943.4	926.6
Acquisition-related expenses	5.4	—
Selling, general and administrative expenses	346.3	336.8
Operating income	591.7	589.8

Interest expense	(35.9)	(28.1)
Other income (expense), net	4.1	1.7
Income before income taxes	559.9	563.4
Provision for income taxes	(117.2)	(134.2)
Net income	442.7	429.2
Less: Net income attributable to noncontrolling interests	(3.5)	(3.5)
Net income attributable to Amphenol Corporation	$439.2	$425.7

Net income attributable to Amphenol Corporation per common share — Basic	$0.74	$0.71

Weighted average common shares outstanding — Basic	595.1	598.3

Net income attributable to Amphenol Corporation per common share — Diluted	$0.71	$0.68

Weighted average common shares outstanding — Diluted	619.9	625.6

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended
	March 31,
	2023	2022

Net income	$442.7	$429.2

Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	42.5	(20.9)
Unrealized gain on hedging activities	—	0.6
Pension and postretirement benefit plan adjustment, net of tax of ($0.2) and ($1.1), respectively	0.7	3.3
Total other comprehensive income (loss), net of tax	43.2	(17.0)

Total comprehensive income	485.9	412.2

Less: Comprehensive income attributable to noncontrolling interests	(4.3)	(3.5)

Comprehensive income attributable to Amphenol Corporation	$481.6	$408.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2023	2022
Cash from operating activities:
Net income	$442.7	$429.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.3	91.1
Stock-based compensation expense	21.7	19.7
Deferred income tax provision	0.1	13.4
Net change in components of working capital	(23.8)	(182.9)
Net change in other long-term assets and liabilities	(4.6)	(19.7)
Net cash provided by operating activities	532.4	350.8

Cash from investing activities:
Capital expenditures	(97.7)	(78.1)
Proceeds from disposals of property, plant and equipment	0.8	1.8
Purchases of investments	(56.7)	(100.3)
Sales and maturities of investments	10.0	35.8
Acquisitions, net of cash acquired	(113.2)	—
Other, net	0.2	(3.3)
Net cash used in investing activities	(256.6)	(144.1)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	350.2	0.2
Repayments of senior notes and other long-term debt	(3.1)	(2.5)
Proceeds from short-term borrowings	—	20.1
(Repayments) borrowings under commercial paper programs, net	(387.5)	138.4
Payment of costs related to debt financing	(2.3)	—
Purchase of treasury stock	(166.9)	(204.0)
Proceeds from exercise of stock options	74.3	20.0
Distributions to and purchases of noncontrolling interests	(5.2)	(3.6)
Dividend payments	(124.9)	(119.8)
Net cash used in financing activities	(265.4)	(151.2)

Effect of exchange rate changes on cash and cash equivalents	7.6	(5.1)

Net increase in cash and cash equivalents	18.0	50.4
Cash and cash equivalents balance, beginning of period	1,373.1	1,197.1

Cash and cash equivalents balance, end of period	$1,391.1	$1,247.5

Cash paid for:
Interest	$34.9	$27.6
Income taxes, net	116.1	93.8

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in millions, except share and per share data, unless otherwise noted)

Note 1—Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, and each of the related Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2023 and 2022, include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our,” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”).

Note 2—New Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805 by requiring acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. The intent of ASU 2021-08 is to address diversity in practice and improve comparability for both the recognition and measurement of acquired revenue contracts by providing (i) guidance on how to determine whether a contract liability is recognized by the acquirer in a business combination and (ii) specific guidance on how to recognize and measure contract assets and contract liabilities from revenue contracts in a business combination. ASU 2021-08 and its amendments were effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, and the amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company completed its evaluation of ASU 2021-08, which we adopted on January 1, 2023. ASU 2021-08 did not have a material impact on our acquisition during the first quarter of 2023, and its impact on our financial condition, results of operations or cash flows going forward will be dependent upon the nature of any future business combinations.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which amends ASC 405 by requiring entities to provide more detailed disclosures regarding supplier finance programs used in connection with the purchase of goods and services. The intent of ASU 2022-04 is to enhance transparency of these programs by requiring entities to disclose (i) the key terms of the program(s), including the payment terms and assets pledged as security or other forms of guarantees, (ii) the amount of obligations outstanding at the end of the reporting period and a description of where those obligations are presented on the balance sheet, and (iii) annual rollforward information of the activity of such obligations during the reporting period. ASU 2022-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, with the exception of the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Disclosure requirements under ASU 2022-04 must be applied retrospectively covering each period for which a balance sheet is presented, with the exception of the rollforward information which shall be applied prospectively. The Company completed its evaluation of ASU 2022-04, which did not have a material impact on our condensed consolidated financial statements and disclosures.

Note 3—Inventories

Inventories consist of:

	March 31,	December 31,
	2023	2022
Raw materials and supplies	$976.0	$929.9
Work in process	574.3	556.0
Finished goods	554.8	607.7
	$2,105.1	$2,093.6

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	March 31, 2023		December 31, 2022
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	245.1	245.1	632.8	632.8
Euro Commercial Paper Program	—	—	—	—
Term Loan Credit Facility	—	—	—	—
3.20% Senior Notes due April 2024	349.9	342.8	349.9	342.7
2.050% Senior Notes due March 2025	399.7	380.3	399.7	376.3
4.750% Senior Notes due March 2026	348.8	350.2	—	—
0.750% Euro Senior Notes due May 2026	543.7	501.6	533.4	491.7
2.000% Euro Senior Notes due October 2028	543.4	505.6	533.2	491.5
4.350% Senior Notes due June 2029	499.7	496.4	499.7	477.7
2.800% Senior Notes due February 2030	899.5	802.3	899.5	769.2
2.200% Senior Notes due September 2031	747.7	616.5	747.6	596.2
Other debt	12.4	12.4	6.9	6.9
Less: unamortized deferred debt issuance costs	(26.0)	—	(25.0)	—
Total debt	4,563.9	4,253.2	4,577.7	4,185.0
Less: current portion	2.9	2.9	2.7	2.7
Total long-term debt	$4,561.0	$4,250.3	$4,575.0	$4,182.3

Revolving Credit Facility

The Company has an amended and restated $2,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in November 2026 and gives the Company the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Company may utilize the Revolving Credit Facility for general corporate purposes. At March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value primarily due to their market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On March 31, 2023, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Term Loan Credit Facility

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “2022 Term Loan”), which is scheduled to mature on April 19, 2024. The 2022 Term Loan was undrawn at closing and may be drawn on up to five occasions over the life of the facility. The 2022 Term Loan may be repaid at any time without premium or penalty, and, once repaid, cannot be reborrowed. When drawn upon, the proceeds from the 2022 Term Loan are expected to be used for general corporate purposes. Interest rates under the 2022 Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. The carrying value of any borrowings under the 2022 Term Loan would approximate its fair value primarily due to its market interest rates and would be classified as Level 2 in the fair value hierarchy (Note 5). As of March 31, 2023, the Company had not yet drawn upon the 2022 Term Loan, and as such, there were no outstanding borrowings under the 2022 Term Loan. The 2022 Term Loan requires payment of certain commitment fees and requires that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility. On March 31, 2023, the Company was in compliance with the financial covenants under the 2022 Term Loan.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. The maturities of the USCP Notes vary, but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. In the first quarter of 2023, the Company used net proceeds from the 2026 Senior Notes (defined below) to repay certain outstanding borrowings under the U.S. Commercial Paper Program. As of March 31, 2023, the amount of USCP Notes outstanding was $245.1, with a weighted average interest rate of 5.29%. As of December 31, 2022, the amount of USCP Notes outstanding was $632.8, with a weighted average interest rate of 4.69%.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary, but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies.  The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. In the first quarter of 2023, the Company used borrowings under its Euro Commercial Paper Program, along with cash on hand, to fund an acquisition, as discussed in Note 11 herein. These borrowings under the Euro Commercial Paper Program were repaid in their entirety by the end of the first quarter of 2023. As of March 31, 2023 and December 31, 2022, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of March 31, 2023, the authorization from the Company’s Board of Directors (the “Board”) limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. The Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, primarily due to its market interest rates and is classified as Level 2 in the fair value hierarchy (Note 5).

U.S. Senior Notes

On March 30, 2023, the Company issued $350.0 principal amount of unsecured 4.750% Senior Notes due March 30, 2026 at 99.658% of face value (the “2026 Senior Notes”). The 2026 Senior Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness. Interest on the 2026 Senior Notes is payable semiannually on March 30 and September 30 of each year, commencing on September 30, 2023. The Company may redeem, from time to time at its option, some or all of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, plus a make-whole premium. The Company used the net proceeds from the 2026 Senior Notes primarily to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

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

Euro Senior Notes

The Euro Issuer has two outstanding unsecured senior notes issued in Europe (collectively, the “Euro Notes” and, together with the U.S. Senior Notes, the “Senior Notes”), each of which were issued with a principal amount of €500.0. The 0.750% Euro Senior Notes, which were issued in May 2020 at 99.563% of face value, mature on May 4, 2026, while the 2.000% Euro Senior Notes, which were issued in October 2018 at 99.498% of face value, mature on October 8, 2028. The Euro Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of either series of Euro Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium.

The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Company’s Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On March 31, 2023, the Company was in compliance with all requirements under its Senior Notes.

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

The Company believes that the assets or liabilities currently subject to such standards with fair value disclosure requirements are primarily (i) debt instruments, (ii) pension plan assets, (iii) short- and long-term investments, (iv) derivative instruments and (v) assets acquired and liabilities and noncontrolling interests assumed as part of acquisition accounting. Each of these assets and liabilities is discussed below, with the exception of debt instruments, pension plan assets, and the fair value of assets acquired and liabilities and noncontrolling interests assumed as part of acquisition accounting, which are discussed in Note 4, Note 10 and Note 11, respectively, herein, in addition to the Notes to Consolidated Financial Statements in the 2022 Annual Report. Substantially all of the Company’s short- and long-term investments consist of certificates of deposit, which are considered as Level 2 in the fair value hierarchy. Long-term investments, the vast majority of which have original maturities of two years, are recorded in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The carrying amounts of these short- and long-term instruments, the vast majority of which are in non-U.S. bank accounts, approximate their respective fair values. The Company’s derivative instruments primarily consist of foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these derivative financial assets is immaterial.

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards as of March 31, 2023 and December 31, 2022 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
March 31, 2023:
Short-term investments	$107.6	$—	$107.6	$—
Long-term investments	51.4	—	51.4	—
Forward contracts	1.3	—	1.3	—
Redeemable noncontrolling interest	(20.9)	—	—	(20.9)
Total	$139.4	$—	$160.3	$(20.9)

December 31, 2022:
Short-term investments	$61.1	$—	$61.1	$—
Long-term investments	50.8	—	50.8	—
Forward contracts	1.5	—	1.5	—
Redeemable noncontrolling interest	(20.6)	—	—	(20.6)
Total	$92.8	$—	$113.4	$(20.6)

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of March 31, 2023, the Company had no outstanding foreign exchange forward contracts accounted for as either net investment hedges or cash flow hedges. As of March 31, 2023, the fair value of such foreign exchange forward contracts in the table above consisted of various outstanding foreign exchange forward contracts that are not designated as hedging instruments. The amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts and the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2023 and 2022, were not material. The fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interest, related to an acquisition that closed in December of 2021, will remain in temporary equity until the put option is either fully exercised or expires. The redemption value of the redeemable noncontrolling interest is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable noncontrolling interest currently outstanding, approximates fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy, and is recorded as Redeemable noncontrolling interest on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. Refer to Note 7 herein for a rollforward of the Redeemable noncontrolling interest for the three months ended March 31, 2023 and 2022.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6—Income Taxes

	Three Months Ended
	March 31,
	2023	2022
Provision for income taxes	$(117.2)	$(134.2)
Effective tax rate	20.9%	23.8%

For the three months ended March 31, 2023 and 2022, stock option exercise activity had the impact of decreasing our Provision for income taxes by $17.1 and $3.8, respectively, and decreasing our effective tax rate by approximately 310 basis points and 70 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. The acquisition-related expenses incurred during the first quarter of 2023 had an immaterial effect on our effective tax rate.

The United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”) in December 2017. As a result, in 2017, the Company recorded a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. The Company expects to pay its sixth annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2023, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2023, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $194.4. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next twelve-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $17.3.

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies will be required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but will not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the three months ended March 31, 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on our financial condition, results of operations, liquidity and cash flows.

Note 7—Stockholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity and redeemable noncontrolling interest for the three months ended March 31, 2023 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests(1)	Equity	Interest

Balance as of December 31, 2022	596.0	$0.6	(1.2)	$(79.8)	$2,650.4	$4,979.4	$(535.0)	$57.9	$7,073.5	$20.6
Net income						439.2		3.2	442.4	0.3
Other comprehensive income (loss)							42.4	0.8	43.2	—
Acquisitions resulting in noncontrolling interests								0.8	0.8
Distributions to shareholders of noncontrolling interests								(5.2)	(5.2)
Purchase of treasury stock			(2.1)	(166.9)					(166.9)
Retirement of treasury stock	(2.1)	—	2.1	166.9		(166.9)			—
Stock options exercised	2.4	—	0.2	10.1	76.4	(5.4)			81.1
Dividends declared ($0.21 per common share)						(125.0)			(125.0)
Stock-based compensation expense					21.7				21.7
Balance as of March 31, 2023	596.3	$0.6	(1.0)	$(69.7)	$2,748.5	$5,121.3	$(492.6)	$57.5	$7,365.6	$20.9

(1)	Excludes redeemable noncontrolling interest.

A rollforward of consolidated changes in equity and redeemable noncontrolling interest for the three months ended March 31, 2022 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests(1)	Equity	Interest

Balance as of December 31, 2021	600.7	$0.6	(1.6)	$(100.0)	$2,409.0	$4,278.9	$(286.5)	$58.1	$6,360.1	$19.0
Net income						425.7		3.0	428.7	0.5
Other comprehensive income (loss)							(17.0)	—	(17.0)	—
Purchase of noncontrolling interest					(0.4)			(0.1)	(0.5)
Distributions to shareholders of noncontrolling interests								(3.1)	(3.1)
Purchase of treasury stock			(2.6)	(204.0)					(204.0)
Retirement of treasury stock	(2.3)	—	2.3	183.0		(183.0)			—
Stock options exercised	0.3	—	0.3	20.0	10.2	(10.6)			19.6
Dividends declared ($0.20 per common share)						(119.5)			(119.5)
Stock-based compensation expense					19.7				19.7
Balance as of March 31, 2022	598.7	$0.6	(1.6)	$(101.0)	$2,438.5	$4,391.5	$(303.5)	$57.9	$6,484.0	$19.5
(1)Excludes redeemable noncontrolling interest.

Stock Repurchase Programs

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2023, the Company repurchased 2.1 million shares of its Common Stock for $166.9 under the 2021 Stock Repurchase Program. All of the repurchased shares during the first three months of 2023 were retired by the Company. During the three months ended March 31, 2022, the Company repurchased 2.6 million shares of its Common Stock for $204.0 under the 2021 Stock Repurchase Program. Of the total repurchases made during the first three months of 2022, 2.3 million shares, or $183.0, were retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase. From April 1, 2023 to April 25, 2023, the Company repurchased 0.5 million additional shares of its Common Stock for $39.5, and, as of April 26, 2023, the Company has remaining authorization to purchase up to $605.2 of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases will depend on a number of factors, such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Dividends declared	$125.0	$119.5
Dividends paid (including those declared in the prior year)	124.9	119.8

On October 25, 2022, the Board approved an increase to the Company’s quarterly dividend rate from $0.20 per share to $0.21 per share, effective with dividends declared in the fourth quarter of 2022, contingent upon declaration by the Board.

Note 8—Stock-Based Compensation

For the three months ended March 31, 2023 and 2022, the Company’s Income before income taxes was reduced for stock-based compensation expense of $21.7 and $19.7, respectively. In addition, for the three months ended March 31, 2023 and 2022, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $19.3 and $5.8, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the three months ended March 31, 2023 and 2022 include excess tax benefits of $17.1 and $3.8, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 60,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 40,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of March 31, 2023, there were 36,836,583 shares of Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of ten years from the date of grant.

Stock option activity for the three months ended March 31, 2023 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2023	66,135,037	$45.57	6.03	$2,027.2
Options granted	29,900	79.74
Options exercised	(2,568,529)	31.58
Options forfeited	(58,420)	53.54
Options outstanding at March 31, 2023	63,537,988	$46.14	5.89	$1,911.4
Vested and non-vested options expected to vest at March 31, 2023	61,421,497	$45.84	5.83	$1,866.7
Exercisable options at March 31, 2023	36,995,964	$39.20	4.71	$1,367.6

A summary of the status of the Company’s non-vested options as of March 31, 2023 and changes during the three months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2023	26,721,012	$11.04
Options granted	29,900	20.87
Options vested	(150,468)	15.32
Options forfeited	(58,420)	10.45
Non-vested options at March 31, 2023	26,542,024	$11.03

During the three months ended March 31, 2023 and 2022, the following activity occurred under the Company’s option plans:

	Three Months Ended
	March 31,
	2023	2022
Total intrinsic value of stock options exercised	$125.7	$34.3
Total fair value of stock options vested	2.3	0.6

As of March 31, 2023, the total compensation cost related to non-vested options not yet recognized was approximately $203.4 with a weighted average expected amortization period of 3.20 years.

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

Restricted Stock

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan is administered by the Board. As of March 31, 2023, the number of restricted shares available for grant under the 2012 Directors Restricted Stock Plan was 119,279. Restricted shares granted under the 2012 Directors Restricted Stock Plan vest on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. Grants under the 2012 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three months ended March 31, 2023 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2023	21,312	$67.59	0.37
Restricted shares granted	768	80.90
Restricted shares outstanding at March 31, 2023	22,080	$68.03	0.13

As of March 31, 2023, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.2 (with a weighted average expected amortization period of 0.13 years).

Note 9—Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. The following is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars and shares in millions, except per share data)	2023	2022
Net income attributable to Amphenol Corporation stockholders	$439.2	$425.7

Weighted average common shares outstanding — Basic	595.1	598.3
Effect of dilutive stock options	24.8	27.3
Weighted average common shares outstanding — Diluted	619.9	625.6

Net income attributable to Amphenol Corporation per common share — Basic	$0.74	$0.71

Net income attributable to Amphenol Corporation per common share — Diluted	$0.71	$0.68

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 7.1 million and 4.1 million for the three months ended March 31, 2023 and 2022, respectively.

Note 10—Benefit Plans and Other Postretirement Benefits

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The Company has an unfunded Supplemental Employee Retirement Plan (“SERP”), a defined benefit pension plan, which provides for the payment of the portion of annual pension which cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. The majority of U.S. employees are not covered by the U.S. Plans and are instead covered by various defined contribution plans. Certain foreign subsidiaries have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans and SERP, the “Plans”).

The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Service cost	$1.9	$1.5
Interest cost	6.5	3.5
Expected return on plan assets	(7.3)	(7.5)
Amortization of prior service cost	0.4	0.4
Amortization of net actuarial losses	0.6	4.1
Net pension expense	$2.1	$2.0

There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. Through December 31, 2022, the Company matched employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. Effective January 1, 2023, the Company increased its matching of employee contributions to the U.S. defined contribution plans to a maximum of 7% of eligible compensation. During the three months ended March 31, 2023 and 2022, the Company provided matching contributions to the U.S. defined contribution plans of approximately $7.5 and $5.3, respectively.

Note 11—Acquisitions

2023 Acquisitions

During the three months ended March 31, 2023, the Company completed one acquisition for approximately $113.2, net of cash acquired, which was included in the Harsh Environment Solutions segment. The acquisition was funded through a combination of borrowings under the Euro Commercial Paper Program and cash on hand. The Company has begun the process of analyzing the allocation of the fair value of the assets acquired and liabilities assumed. Since the current purchase price allocation is based on a preliminary assessment made by management as of March 31, 2023, the acquisition accounting is subject to final adjustment, and it is possible that the final assessment of values may differ from our initial preliminary assessment. The operating results of the acquisition have been included in the Condensed Consolidated Statements of Income since the date of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocation related to this acquisition, have not been presented, since the acquisition is not material to the Company’s financial results.

2022 Acquisitions

During the year ended December 31, 2022, the Company completed two acquisitions for approximately $288.2, net of cash acquired. The acquisitions were funded through a combination of borrowings under the U.S. Commercial Paper Program and cash on hand. One acquisition was included in the Harsh Environment Solutions segment, and the other was included in the Interconnect and Sensor Systems segment. The Company is in the process of completing its analyses of the allocation of the fair value of the assets acquired and liabilities assumed. While the purchase price allocation and acquisition accounting for each of these acquisitions is subject to final adjustment, the Company anticipates that the final assessments of values for these acquisitions will not differ materially from the preliminary assessments. The operating results of the 2022 acquisitions have been included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, were not presented, since these acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition-related Expenses

During the three months ended March 31, 2023, the Company incurred $5.4 ($4.0 after-tax) of acquisition-related expenses, comprised of the amortization related to the value associated with acquired backlog resulting from the acquisition that closed in the first quarter of 2023. Such acquisition-related expenses are presented separately in the Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Harsh		Interconnect
	Environment	Communications	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2022	$1,667.1	$2,908.1	$1,870.9	$6,446.1
Acquisition-related	70.0	—	(1.8)	68.2
Foreign currency translation	6.0	4.7	14.6	25.3
Goodwill at March 31, 2023	$1,743.1	$2,912.8	$1,883.7	$6,539.6

The increase in goodwill during the first three months of 2023 was primarily driven by goodwill recognized from one acquisition that closed during the period.

Other than goodwill noted above, the Company’s intangible assets as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023				December 31, 2022
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	$703.9	$410.6	$293.3	$677.0	$398.3	$278.7
Proprietary technology	13	310.0	129.3	180.7	310.0	123.8	186.2
Backlog and other	1	92.4	92.3	0.1	86.9	86.8	0.1
Total intangible assets (definite-lived)	10	1,106.3	632.2	474.1	1,073.9	608.9	465.0

Trade names (indefinite-lived)		269.1		269.1	269.1		269.1
		$1,375.4	$632.2	$743.2	$1,343.0	$608.9	$734.1

The increase in the gross carrying amount of intangible assets in the first three months of 2023 was primarily driven by certain customer relationships and acquired backlog recognized as a result of the acquisition accounting associated with the acquisition that closed in the first quarter of 2023. Amortization expense for the three months ended March 31, 2023 and 2022 was approximately $23.2 and $18.0, respectively. Amortization expense for the three months ended March 31, 2023 includes $5.4 related to the amortization of acquired backlog resulting from the acquisition that closed in the first quarter of 2023. As of March 31, 2023, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2023 is approximately $54.4 and for each of the next five fiscal years is approximately $66.7 in 2024, $57.3 in 2025, $55.7 in 2026, $49.0 in 2027 and $41.7 in 2028.

Note 13—Reportable Business Segments

The Company organizes its reportable business segments based on the manner in which management evaluates the performance of the Company, combined with the nature of the individual business activities and the product-based solutions offered. The Company aligns its businesses into the following three reportable business segments:

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

This segment structure reflects (i) the manner in which the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, regularly assesses information for decision-making purposes, including the allocation of resources, and (ii) how the Company operates its businesses, assesses performance, and communicates results and strategy, among other items, to the Board and its stockholders. The Company has three segment managers to lead their respective reportable business segments, each reporting directly to the Chief Executive Officer. The accounting policies of the segments are the same as those for the Company as a whole and are described herein and in Note 1 of the Notes to Consolidated Financial Statements in the 2022 Annual Report. The Company evaluates the performance of the segments and allocates resources to each of them based on, among other things, profit or loss from operations before certain corporate and other related items such as interest, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses. The Company also incurs general corporate expenses and costs which are not allocated to the reportable business segments, but have been included in “Corporate / Other” in the following tables for reconciliation purposes. Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by reportable business segment.

Net sales by segment for the three months ended March 31, 2023 and 2022 are as follows:

	External		Intersegment
Three Months Ended March 31,	2023	2022	2023	2022
Harsh Environment Solutions	$854.2	$727.6	$23.8	$15.5
Communications Solutions	1,126.7	1,320.1	13.9	19.3
Interconnect and Sensor Systems	993.1	904.2	5.1	5.1
Consolidated Net sales	$2,974.0	$2,951.9	$42.8	$39.9

Segment operating income and the reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Segment operating income:
Harsh Environment Solutions	$226.3	$183.2
Communications Solutions	230.6	282.5
Interconnect and Sensor Systems	178.8	160.0
Total segment operating income	635.7	625.7

Corporate / Other:
Stock-based compensation expense	(21.7)	(19.7)
Acquisition-related expenses	(5.4)	—
Other operating expenses	(16.9)	(16.2)
Interest expense	(35.9)	(28.1)
Other income (expense), net	4.1	1.7

Income before income taxes	$559.9	$563.4

Depreciation and amortization expense by segment for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Harsh Environment Solutions	$24.5	$18.4
Communications Solutions	39.2	42.0
Interconnect and Sensor Systems	31.0	29.2
Corporate / Other	1.6	1.5
Total	$96.3	$91.1

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three months ended March 31, 2023 and 2022, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Condensed Consolidated Balance Sheets were not material as of March 31, 2023 and December 31, 2022. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of March 31, 2023 and December 31, 2022.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of March 31, 2023.

While the Company typically offers standard product warranty coverage that provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of March 31, 2023 and December 31, 2022, and related warranty expense for the three months ended March 31, 2023 and 2022, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following table shows our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three months ended March 31, 2023 and 2022:

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022	2023	2022
Net sales by:
Sales channel:
End customers and contract manufacturers	$623.8	$512.1	$890.8	$1,035.5	$950.5	$874.2	$2,465.1	$2,421.8
Distributors and resellers	230.4	215.5	235.9	284.6	42.6	30.0	508.9	530.1
	$854.2	$727.6	$1,126.7	$1,320.1	$993.1	$904.2	$2,974.0	$2,951.9

Geography:
United States	$418.8	$354.8	$336.2	$315.8	$297.3	$243.3	$1,052.3	$913.9
China	86.3	108.2	350.0	453.8	182.8	194.1	619.1	756.1
Other foreign locations	349.1	264.6	440.5	550.5	513.0	466.8	1,302.6	1,281.9
	$854.2	$727.6	$1,126.7	$1,320.1	$993.1	$904.2	$2,974.0	$2,951.9

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

In August 2018, the Company received a subpoena from the U.S. Department of Defense, Office of the Inspector General (the “OIG”), requesting documents from certain of the Company’s Military and Aerospace businesses pertaining to certain products that are purchased or used by the U.S. government. As of the date of this filing, the Company has responded to several production requests from the OIG, with the most recent being completed during the third quarter of 2021. In connection with this investigation, during the third quarter of 2022, in a meeting with representatives of the U.S. government, it was alleged that the Company likely violated various provisions of federal law, including violations under the civil False Claims Act. The alleged violations relate to various Company actions and inactions that occurred prior to and surrounding the several “stop shipment” orders regarding certain military connector products that were received by the Company in March 2016 and lifted by the U.S. government for all affected products over a period from April 2016 through January 2017. The Company is currently evaluating these allegations, and continues to communicate and cooperate with the U.S. government on this ongoing matter, including additional meetings with the U.S. government during the first quarter of 2023. The Company is currently unable to estimate the timing or outcome of this matter.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2023 and 2022 has been derived from and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included in Part I, Item 1 herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”). The following discussion and analysis should also be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”). The Condensed Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity, effective tax rate, interest rates or other matters. Although the Company believes the expectations reflected in all forward-looking statements are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, which include, but are not limited to, the following: political, economic, military and other risks related to operating in countries outside the United States, as well as changes in general economic conditions, geopolitical conditions, U.S. trade policies (including but not limited to sanctions) and other factors beyond the Company’s control; uncertainties associated with an economic slowdown or recession in any of the Company’s end markets that could negatively affect the financial condition of our customers and could result in reduced demand; risks and impacts associated with adverse public health developments, including epidemics and pandemics, such as the COVID-19 pandemic, which disrupted our operations from 2020 through early 2023 and could disrupt them again in the future; risks associated with our inability to obtain certain raw materials and components, in light of supply chain and logistical challenges that caused and continue to cause supply chain constraints and commodity price increases on certain raw materials and components used by the Company; cybersecurity threats and techniques used to disrupt operations and gain unauthorized access to our information technology systems, including, but not limited to, malware, phishing, credential harvesting, ransomware and other increasingly sophisticated attacks, that continue to expand and evolve globally, which could, among other things, impair our information technology systems and disrupt business operations, result in reputational damage, loss of our intellectual property, the loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential information, and potentially lead to litigation and/or governmental investigations and fines, among other risks; negative impacts caused by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change and global warming; risks associated with the improper conduct by any of our employees, customers, suppliers, distributors or any other business partners which could impair our business reputation and financial results and could result in our non-compliance with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions; changes in exchange rates of the various currencies in which the Company conducts business; the risks associated with the Company’s dependence on attracting, recruiting, hiring and retaining skilled employees, including as part of our various management teams; risks associated with the increasing scrutiny and expectations regarding environmental, social and corporate governance matters that could result in additional costs or risks or otherwise adversely impact our business; risks and difficulties in trying to compete successfully on the basis of technology innovation, product quality and performance, price, customer service and delivery time; the Company’s dependence on end market dynamics to sell its products, particularly in the communications, automotive and military end markets, pricing pressures resulting from large customers that regularly exert pressure on their suppliers, including the Company, and changes in defense expenditures of the U.S. and non-U.S. governments, which are subject to political and budgetary fluctuations and constraints, all of which could adversely affect our operating results; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill and other intangible assets; events beyond the Company’s control that could lead to an inability to meet its financial and other covenants and requirements, which could result in a default under the Company’s revolving credit facility, unsecured term loan credit facility or any of our various senior notes; risks associated with the Company’s inability to access the global capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in interest rates; government contracting risks that the Company may be subject to, including laws and regulations governing reporting obligations, performance of government contracts and related risks associated with conducting business with the U.S. and other foreign governments or their suppliers (both directly and indirectly); governmental export and import controls as well as sanctions and trade embargoes that certain of our products may be subject to, including export licensing, customs regulations, economic sanctions and other laws; changes in fiscal and tax policies, audits and examinations by taxing authorities, laws, regulations and guidance in the United States and foreign jurisdictions; any difficulties in enforcing and protecting the Company’s intellectual property rights; litigation, customer claims, voluntary or forced product recalls, governmental investigations, criminal liability or environmental matters including changes to laws and regulations to which the Company may be subject; and incremental costs, risks and regulations associated with efforts to combat the negative effects of climate change.

A further description of these uncertainties and other risks can be found in the 2022 Annual Report, Quarterly Reports on Form 10-Q and the Company’s other reports filed with the Securities and Exchange Commission. These or other uncertainties not identified in these documents (that we either currently do not expect to have an adverse effect on our business or that we are unable to predict or identify at this time) may cause the Company’s actual future results to be materially different from those expressed in any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements except as required by law.

Reportable Business Segments

The Company aligns its businesses into the following three reportable business segments:

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

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements, as well as the 2022 Annual Report, for further details related to the Company’s reportable business segments.

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies will be required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but will not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the three months ended March 31, 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on our financial condition, results of operations, liquidity and cash flows.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Net sales were $2,974.0 in the first quarter of 2023 compared to $2,951.9 in the first quarter of 2022, which represented an increase of 1% in U.S. dollars, 3% in constant currencies and 1% organically, over the prior year period. The organic increase in net sales in the first quarter of 2023 was driven by strong growth in the Harsh Environment Solutions and Interconnect and Sensor Systems segments, which was largely offset by a decline in the Communications Solutions segment, as described below. From a market standpoint, the increase in net sales in the first quarter of 2023 was driven by organic growth in the commercial aerospace, broadband communications, military, automotive and industrial markets, along with contributions from the Company’s acquisition program, which was largely offset by organic sales declines in the information technology and data communications, mobile networks, and mobile devices markets.

Net sales in the Harsh Environment Solutions segment (approximately 29% of net sales) in the first quarter of 2023 increased 17% in U.S. dollars, 20% in constant currencies and 15% organically, compared to the first quarter of 2022. The increase in the first quarter of 2023 was primarily driven by organic growth in the commercial aerospace, automotive, military, and industrial markets, as well as contributions from the Company’s acquisition program, all of which were partially offset by organic sales declines in the information technology and data communications and mobile networks markets.

Net sales in the Communications Solutions segment (approximately 38% of net sales) in the first quarter of 2023 decreased 15% in U.S. dollars, 13% in constant currencies and 13% organically, compared to the first quarter of 2022. The decrease in the first quarter of 2023 was driven by organic sales declines in the information technology and data communications, industrial, mobile networks, and mobile devices markets, partially offset by organic growth in the broadband communications and automotive markets.

Net sales in the Interconnect and Sensor Systems segment (approximately 33% of net sales) in the first quarter of 2023 increased 10% in U.S. dollars, 13% in constant currencies and 10% organically, compared to the first quarter of 2022. The increase in the first quarter of 2023 was primarily driven by organic growth in the industrial and automotive markets, along with contributions from the Company’s acquisition program, partially offset by organic sales declines in the mobile networks and information technology and data communications markets.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

			Percentage Growth (relative to same prior year period) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Three Months Ended March 31,	2023	2022	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales by:
Segment:
Harsh Environment Solutions	$854.2	$727.6	17%	(3)%	20%	5%	15%
Communications Solutions	1,126.7	1,320.1	(15)%	(2)%	(13)%	—%	(13)%
Interconnect and Sensor Systems	993.1	904.2	10%	(3)%	13%	3%	10%
Consolidated	$2,974.0	$2,951.9	1%	(2)%	3%	2%	1%

Geography (6):
United States	$1,052.3	$913.9	15%	—%	15%	5%	11%
Foreign	1,921.7	2,038.0	(6)%	(3)%	(3)%	1%	(4)%
Consolidated	$2,974.0	$2,951.9	1%	(2)%	3%	2%	1%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the Notes to Condensed Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting period(s) compared to the same respective period(s) in the prior year. Such amount is calculated by subtracting net sales for the current reporting period(s) translated at average foreign currency exchange rates for the respective prior year period(s) from net sales for the current reporting period(s), taken as a percentage of the respective prior year period(s) net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 2.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company's consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The comparatively stronger U.S. dollar for the first quarter of 2023 had the effect of decreasing sales by approximately $68.2 relative to the comparable period in 2022.

Selling, general and administrative expenses were $346.3, or 11.6% of net sales for the first quarter of 2023, compared to $336.8, or 11.4% of net sales, for the first quarter of 2022. Administrative expenses represented approximately 4.7% of net sales for the first quarter of 2023, and represented approximately 4.5% of net sales for the first quarter of 2022. Research and development expenses represented approximately 2.8% of net sales for both the first quarter of 2023 and first quarter of 2022. Selling and marketing expenses represented approximately 4.2% of net sales for the first quarter of 2023, and represented approximately 4.1% of net sales for the first quarter of 2022.

Operating income was $591.7, or 19.9% of net sales, for the first quarter of 2023, compared to $589.8, or 20.0% of net sales, for the first quarter of 2022. Operating income for the first quarter of 2023 includes $5.4 of acquisition-related expenses (presented separately in the Condensed Consolidated Statements of Income) comprised of the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in the first quarter of 2023. For the three months ended March 31, 2023, the acquisition-related expenses had the effect of decreasing net income by $4.0, or $0.01 per share. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, as defined in the “Non-GAAP Financial Measures” section below, were $597.1, or 20.1% of net sales, for the three months ended March 31, 2023, and $589.8, or 20.0% of net sales, for the three months ended March 31, 2022. The increase in Adjusted Operating Income and Adjusted Operating Margin for the first quarter of 2023 relative to the comparable period in 2022 was primarily driven by normal operating leverage on the slightly higher sales volumes combined with the benefit of ongoing pricing actions.

Operating income for the Harsh Environment Solutions segment for the first quarter of 2023 was $226.3, or 26.5% of net sales, compared to $183.2, or 25.2% of net sales, for the first quarter of 2022. The increase in operating margin for the Harsh Environment Solutions segment for the first quarter of 2023 relative to the comparable period in 2022 was primarily driven by normal operating leverage on the higher sales volumes combined with the benefit of ongoing pricing actions.

Operating income for the Communications Solutions segment for the first quarter of 2023 was $230.6, or 20.5% of net sales, compared to $282.5, or 21.4% of net sales, for the first quarter of 2022. The decrease in operating margin for the Communications Solutions segment for the first quarter of 2023 relative to the comparable period in 2022 was primarily driven by the normal operating leverage from lower sales volumes, which was partially offset by the benefit of ongoing pricing actions.

Operating income for the Interconnect and Sensor Systems segment for the first quarter of 2023 was $178.8, or 18.0% of net sales, compared to $160.0, or 17.7% of net sales, for the first quarter of 2022. The increase in operating margin for the Interconnect and Sensor Systems segment for the first quarter of 2023 relative to the comparable period in 2022 was primarily driven by normal operating leverage on the higher sales volumes combined with the benefit of ongoing pricing actions.

Interest expense for the first quarter of 2023 was $35.9, compared to $28.1 for the first quarter of 2022. The increase in interest expense is driven by the rising interest rate environment, which primarily impacted borrowings under the Company’s U.S. Commercial Paper Program. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

Provision for income taxes for the first quarter of 2023 was at an effective tax rate of 20.9%, compared to 23.8% for the first quarter of 2022. For the first quarter of 2023 and 2022, the excess tax benefits resulting from stock option exercise activity had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. For the first quarter of 2023, the effective tax rate was further impacted by the tax effect of acquisition-related expenses, which impacted the effective tax rate and earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for the three months ended March 31, 2023 and 2022 was 24.0% and 24.5%, respectively, as reconciled in the table below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income per common share attributable to Amphenol Corporation - Diluted (“Diluted EPS”) were $439.2 and $0.71, respectively, for the first quarter of 2023, compared to $425.7 and $0.68, respectively, for the first quarter of 2022. Excluding the effect of the items listed in the table below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $426.1 and $0.69, respectively, for the first quarter of 2023, compared to $421.9 and $0.67, respectively, for the first quarter of 2022.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (each as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023					2022
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$591.7	19.9%	$439.2	20.9%	$0.71	$589.8	20.0%	$425.7	23.8%	$0.68
Acquisition-related expenses	5.4	0.2	4.0	—	0.01	—	—	—	—	—
Excess tax benefits related to stock-based compensation	—	—	(17.1)	3.1	(0.03)	—	—	(3.8)	0.7	(0.01)
Adjusted (non-GAAP) (2)	$597.1	20.1%	$426.1	24.0%	$0.69	$589.8	20.0%	$421.9	24.5%	$0.67

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Liquidity and Capital Resources

Liquidity and Cash Requirements

As of March 31, 2023 and December 31, 2022, the Company had cash, cash equivalents and short-term investments of $1,498.7 and $1,434.2, respectively, with the majority of the Company’s cash, cash equivalents and short-term investments on hand located outside of the United States.

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash, cash equivalents and short-term investments on hand, as well as availability under the U.S. Commercial Paper Program, the Euro Commercial Paper Program, the Revolving Credit Facility, and the 2022 Term Loan (all of which are defined and discussed in more detail below within this Item 2). The Company believes that these sources of liquidity, along with access to capital markets (including the recent issuance of the 2026 Senior Notes in March 2023, as defined and discussed in more detail below within this Item 2), provide adequate liquidity to meet both its short-term (next 12 months) and reasonably foreseeable long-term requirements and obligations.

Cash Requirements from Known Contractual and Other Obligations

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, payments associated with the one-time tax on the deemed repatriation of all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries (“Transition Tax”), which is payable in annual installments until 2025, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, and other contractual obligations and commitments included in Item 7 of the 2022 Annual Report. The Company may also use cash to fund all or part of the cost of future acquisitions. The Company’s debt service requirements primarily consist of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility, Commercial Paper Programs and the 2022 Term Loan (all as defined below). As of March 31, 2023, outstanding borrowings under the U.S. Commercial Paper Program were at a weighted average floating interest rate of 5.29%, while there were no outstanding borrowings under the Revolving Credit Facility, 2022 Term Loan and Euro Commercial Paper Program. As a result of recent increases in the federal funds rate by the U.S. Federal Reserve beginning in March 2022 through the first quarter of 2023, the floating interest rates related to our U.S. Commercial Paper Program have increased substantially. To the extent that the interest rates related to our floating rate debt continue to increase, interest expense will increase for the remainder of 2023. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows for the remainder of 2023, primarily due to our current expected limited reliance on borrowings tied to floating rates of interest, there can be no assurance that interest rates will not change significantly from current levels.

Repatriation of Foreign Earnings and Related Income Taxes

The Company has previously indicated an intention to repatriate most of its pre-2023 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2023 foreign earnings. As of March 31, 2023, the Company has accrued the foreign and U.S. state and local taxes associated with the foreign earnings that it intends to repatriate. The Company intends to evaluate future earnings for repatriation, and will accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Transition Tax will be paid, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$532.4	$350.8
Net cash used in investing activities	(256.6)	(144.1)
Net cash used in financing activities	(265.4)	(151.2)
Effect of exchange rate changes on cash and cash equivalents	7.6	(5.1)
Net increase in cash and cash equivalents	$18.0	$50.4

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $532.4 in the first three months of 2023 compared to $350.8 in the first three months of 2022.  The increase in Operating Cash Flow for the first three months of 2023 compared to the first three months of 2022 is primarily due to a lower usage of cash related to the change in working capital.

In the first three months of 2023, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $23.8, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accounts payable of $147.7 and accrued liabilities, including income taxes, of $119.4, and an increase in prepaid expenses and other current assets of $47.4, partially offset by decreases in accounts receivable of $261.7 and inventories of $29.0. In the first three months of 2022, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $182.9, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in inventories of $113.8 and prepaid expenses and other current assets of $30.4, along with decreases in accounts payable of $36.3 and accrued liabilities, including income taxes, of $29.9, partially offset by a decrease in accounts receivable of $27.5.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2023 as compared to December 31, 2022. Accounts receivable decreased $219.4 to $2,411.9, primarily due to lower sales in the first quarter of 2023 relative to the fourth quarter of 2022, partially offset by the impact of the acquisition that closed during the first three months of 2023 (the “2023 Acquisition”) and the effect of translation from exchange rate changes (“Translation”) at March 31, 2023 compared to December 31, 2022. Days sales outstanding at March 31, 2023 and December 31, 2022 were 72 days and 73 days, respectively. Inventories increased $11.5 to $2,105.1, which was impacted by the 2023 Acquisition and Translation. Inventory days at March 31, 2023 and December 31, 2022 were 93 days and 86 days, respectively. The increase in inventory days was primarily driven by the lower sales levels in the first quarter of 2023 compared to the fourth quarter of 2022. Prepaid expenses and other current assets increased $58.3 to $378.3, primarily due to increases in various prepaid expenses and other current receivables. Property, plant and equipment, net, increased $39.2 to $1,243.5, primarily due to capital expenditures of $97.7 and Translation, partially offset by depreciation of $71.7. Goodwill increased $93.5 to $6,539.6, primarily driven by goodwill recognized associated with the 2023 Acquisition, along with Translation. Other intangible assets, net, increased $9.1 to $743.2, primarily due to the recognition of certain intangible assets related to acquisitions, partially offset by amortization associated with the Company’s current intangible assets. Accounts payable decreased $127.0 to $1,182.1, primarily due to decreased purchasing activity related to lower sales levels in the first quarter of 2023 relative to the fourth quarter of 2022, partially offset by the effect of the 2023 Acquisition and Translation. Payable days at March 31, 2023 and December 31, 2022 were 52 days and 54 days, respectively. Total accrued expenses, including accrued income taxes, decreased $123.1 to $1,241.2, primarily as a result of decreases in accrued salaries, wages and employee benefits and accrued income taxes, partially offset by the effect of the 2023 Acquisition and Translation.

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

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the three months ended March 31, 2023 and 2022. The increase in Free Cash Flow was driven by an increase in Operating Cash Flow, as described above:

	Three Months Ended March 31,
	2023	2022
Operating Cash Flow (GAAP)	$532.4	$350.8
Capital expenditures (GAAP)	(97.7)	(78.1)
Proceeds from disposals of property, plant and equipment (GAAP)	0.8	1.8
Free Cash Flow (non-GAAP)	$435.5	$274.5

Investing Activities

Cash flows from investing activities primarily consist of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities was $256.6 in the first quarter of 2023, compared to $144.1 in the first quarter of 2022. In the first quarter of 2023, net cash used in investing activities was primarily driven by the use of $113.2 to fund the 2023 Acquisition, capital expenditures (net of disposals) of $96.9, and net purchases of short- and long-term investments of $46.7. In the first quarter of 2022, net cash used in investing activities was primarily driven by capital expenditures (net of disposals) of $76.3, purchases of long-term investments of $55.9, and net purchases of short-term investments of $8.6.

Financing Activities

Cash flows from financing activities primarily consist of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash used in financing activities was $265.4 in the first quarter of 2023, compared to $151.2 in the first quarter of 2022. In the first quarter of 2023, net cash used in financing activities was primarily driven by (i) net repayments of $387.5 related to the Company’s commercial paper programs, primarily the U.S. Commercial Paper Program, (ii) repurchases of the Company’s Common Stock of $166.9, (iii) dividend payments of $124.9, (iv) distributions to and purchases of noncontrolling interests of $5.2, (v) other debt repayments of $3.1 related to other long-term debt, and (vi) payments of $2.3 related to debt financing costs associated with the March 2023 issuance of the 2026 Senior Notes (defined below), partially offset by (a) net cash proceeds from borrowings of $350.2, primarily related to the issuance of the 2026 Senior Notes and (b) cash proceeds of $74.3 from the exercise of stock options. In the first quarter of 2022, net cash used in financing activities was primarily driven by (i) repurchases of the Company’s Common Stock of $204.0, (ii) dividend payments of $119.8, (iii) distributions to and purchases of noncontrolling interests of $3.6, and (iv) debt repayments of $2.5 related to other long-term debt, partially offset by (a) net borrowings of $138.4, primarily under the U.S. Commercial Paper Program, (b) proceeds of $20.3, primarily related to short-term borrowings, and (c) cash proceeds of $20.0 from the exercise of stock options.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of commercial paper programs, the Revolving Credit Facility, the 2022 Term Loan, and senior notes as part of its overall cash management strategy.

The Company has an amended and restated $2,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in November 2026 and gives the Company the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Company may utilize the Revolving Credit Facility for general corporate purposes. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On March 31, 2023, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “2022 Term Loan”), which is scheduled to mature on April 19, 2024. The 2022 Term Loan was undrawn at closing and may be drawn on up to five occasions over the life of the facility. The 2022 Term Loan may be repaid at any time without premium or penalty, and, once repaid, cannot be reborrowed. When drawn upon, the proceeds from the 2022 Term Loan are expected to be used for general corporate purposes. Interest rates under the 2022 Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. As of March 31, 2023, the Company had not yet drawn upon the 2022 Term Loan, and as such, there were no outstanding borrowings under the 2022 Term Loan. The 2022 Term Loan requires payment of certain commitment fees and requires that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility. On March 31, 2023, the Company was in compliance with the financial covenants under the 2022 Term Loan.

Pursuant to the terms of its U.S. commercial paper program, the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. In the first quarter of 2023, the Company used proceeds from the 2026 Senior Notes (defined below) to repay certain outstanding borrowings under the U.S. Commercial Paper Program. The amount of USCP Notes outstanding as of March 31, 2023 was $245.1, with a weighted average interest rate of 5.29%. As of December 31, 2022, the amount of USCP Notes outstanding was $632.8, with a weighted average interest rate of 4.69%.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. In the first quarter of 2023, the Company used borrowings under its Euro Commercial Paper Program, along with cash on hand, to fund the 2023 Acquisition, as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. These borrowings under the Euro Commercial Paper Program were repaid in their entirety by the end of the first quarter of 2023. As of March 31, 2023 and December 31, 2022, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of March 31, 2023, the authorization from the Company’s Board of Directors (the “Board”) limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. The Company reviews its optimal mix of short- and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of March 31, 2023, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$350.0	3.20%	April 2024
400.0	2.050%	March 2025
350.0	4.750%	March 2026
500.0	4.350%	June 2029
900.0	2.80%	February 2030
750.0	2.200%	September 2031

€500.0	0.750%	May 2026 (Euro Notes)
500.0	2.00%	October 2028 (Euro Notes)

On March 30, 2023, the Company issued $350.0 principal amount of unsecured 4.750% Senior Notes due March 30, 2026 (the “2026 Senior Notes”). The Company used the net proceeds from the 2026 Senior Notes primarily to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

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

The Euro Issuer has two outstanding unsecured senior notes issued in Europe (collectively, the “Euro Notes” and, together with the U.S. Senior Notes, the “Senior Notes”), each of which were issued with a principal amount of €500.0, with one series of the Euro Notes maturing in May 2026 and the other in October 2028. The Euro Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness, and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of either series of Euro Notes at any time, subject to certain terms and conditions.

The Company’s Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On March 31, 2023, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2023, the Company repurchased 2.1 million shares of its Common Stock for $166.9 under the 2021 Stock Repurchase Program. All of the repurchased shares during the first three months of 2023 were retired by the Company. During the three months ended March 31, 2022, the Company repurchased 2.6 million shares of its Common Stock for $204.0 under the 2021 Stock Repurchase Program. Of the total repurchases made during the first three months of 2022, 2.3 million shares, or $183.0, were retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase. From April 1, 2023 to April 25, 2023, the Company repurchased 0.5 million additional shares of its Common Stock for $39.5, and, as of April 26, 2023, the Company has remaining authorization to purchase up to $605.2 of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases will depend on a number of factors, such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Dividends declared per share	$0.21	$0.20

Dividends declared	$125.0	$119.5
Dividends paid (including those declared in the prior year)	124.9	119.8

On October 25, 2022, the Board approved an increase to the Company’s quarterly dividend rate from $0.20 per share to $0.21 per share, effective with dividends declared in the fourth quarter of 2022, contingent upon declaration by the Board.

Acquisitions

During the three months ended March 31, 2023, the Company completed one acquisition, the 2023 Acquisition, for approximately $113.2, net of cash acquired, which was included in the Harsh Environment Solutions segment. This acquisition, which was funded through a combination of borrowings under the Euro Commercial Paper Program and cash on hand, was not material to the Company’s financial results. During the three months ended March 31, 2023, the

Company incurred $5.4 ($4.0 after-tax) of acquisition-related expenses, comprised of the amortization related to the value associated with acquired backlog resulting from the 2023 Acquisition.

During the year ended December 31, 2022, the Company completed two acquisitions for approximately $288.2, net of cash acquired, one of which has been included in the Harsh Environment Solutions segment and the other of which has been included in the Interconnect and Sensor Systems segment. These acquisitions, which were funded through a combination of borrowings under the U.S. Commercial Paper Program and cash on hand, were not material, either individually or in the aggregate, to the Company’s financial results. During the year ended December 31, 2022, the Company incurred $21.5 ($18.4 after-tax) of acquisition-related expenses, primarily comprised of the amortization related to the value associated with acquired backlog resulting from these two acquisitions, along with external transaction costs.

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2023 and 2022 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

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

Critical Accounting Policies and Estimates

The Company’s disclosures of its critical accounting policies and estimates, which are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its 2022 Annual Report, have not materially changed since that report was filed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

(amounts in millions)

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates. The Company does not have any significant concentration with any one counterparty. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in its 2022 Annual Report. From time to time, the Company may borrow under the Revolving Credit Facility, Commercial Paper Programs, and the two-year, $750.0 unsecured delayed draw term loan credit agreement (the “2022 Term Loan”). Any borrowings under the Euro Commercial Paper Program and Revolving Credit Facility, in addition to the outstanding borrowings under the Company’s Euro Notes, as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, are and may continue to be denominated in foreign currencies, and there can be no assurance that the Company can successfully manage changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies in which such borrowings are made. In addition, any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Similarly, any borrowings under the 2022 Term Loan entered into by the Company in April of 2022, bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over either the base rate or the adjusted term SOFR. Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of March 31, 2023, outstanding borrowings under the U.S. Commercial Paper Program were at a weighted average floating interest rate of 5.29%, while there were no outstanding borrowings under the Revolving Credit Facility, 2022 Term Loan and Euro Commercial Paper Program. As a result of recent increases in the federal funds rate by the U.S. Federal Reserve beginning in March 2022 through the first quarter of 2023, the floating interest rates related to our U.S. Commercial Paper Program have increased substantially. To the extent that the interest rates related to our floating rate debt continue to increase, interest expense will increase for the remainder of 2023. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows for the remainder of 2023, primarily due to our current expected limited reliance on borrowings tied to floating rates of interest, there can be no assurance that interest rates will not change significantly from current levels.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Information required with respect to legal proceedings in this Part II, Item 1 is incorporated herein by reference and included in Note 15 of the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report.

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On April 27, 2021, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”) in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2023, the Company repurchased 2.1 million shares of its Common Stock for $166.9 million under the 2021 Stock Repurchase Program. All of the repurchased shares during the first three months of 2023 were retired by the Company. From April 1, 2023 to April 25, 2023, the Company repurchased 0.5 million additional shares of its Common Stock for $39.5 million, and, as of April 26, 2023, the Company has remaining authorization to purchase up to $605.2 million of its Common Stock under the 2021 Stock Repurchase Program. The price and timing of any future purchases will depend on a number of factors, such as levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

The table below reflects the Company’s stock repurchases for the three months ended March 31, 2023:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 to January 31, 2023	620,795	$78.55	620,795	$762.8
February 1 to February 28, 2023	712,457	80.00	712,457	705.8
March 1 to March 31, 2023	784,027	77.98	784,027	$644.7
Total	2,117,279	$78.83	2,117,279

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
4.2

Indenture, dated as of October 8, 2018, between Amphenol Technologies Holding GmbH, Amphenol Corporation and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on October 9, 2018).*

4.3

Indenture, dated as of May 4, 2020, between Amphenol Technologies Holding GmbH, Amphenol Corporation and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on May 5, 2020).*

4.4

Indenture, dated as of March 16, 2023, between Amphenol Corporation and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on March 16, 2023).*

4.5

Officer’s Certificate, dated April 5, 2017, establishing both the 2.200% Senior Notes due 2020 and the 3.200% Senior Notes due 2024 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on April 5, 2017).*

4.6	Officer’s Certificate, dated January 9, 2019, establishing the 4.350% Senior Notes due 2029 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 10, 2019).*
4.7	Officer’s Certificate, dated September 10, 2019, establishing the 2.800% Senior Notes due 2030 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 10, 2019).*
4.8	Officer’s Certificate, dated February 20, 2020, establishing the 2.050% Senior Notes due 2025 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on February 20, 2020).*
4.9	Officer’s Certificate, dated September 14, 2021, establishing the 2.200% Senior Notes due 2031 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 14, 2021).*
4.10	Officer’s Certificate, dated March 30, 2023, establishing the 4.750% Senior Notes due 2026 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on March 30, 2023).*
4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.9 to the December 31, 2022 Form 10-K).*
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
10.12

Fifth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 29, 2018 (filed as Exhibit 10.12 to the December 31, 2018 Form 10-K).†*

10.13

Sixth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 4, 2019 (filed as Exhibit 10.13 to the December 31, 2019 Form 10-K).†*

10.14

Seventh Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 2, 2019 (filed as Exhibit 10.14 to the December 31, 2019 Form 10-K).†*

10.15

Eighth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 9, 2021 (filed as Exhibit 10.15 to the December 31, 2021 Form 10-K).†*

10.16

Ninth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 1, 2022 (filed as Exhibit 10.16 to the December 31, 2022 Form 10-K).†*

10.17	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 Form 10-K).†*
10.18	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 Form 10-K).†*
10.19	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 Form 10-K).†*
10.20	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 Form 10-Q).†*
10.21	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 Form 10-Q).†*
10.22	2023 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.22 to the December 31, 2022 Form 10-K).†*
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

10.25	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2023, dated December 19, 2022 (filed as Exhibit 10.25 to the December 31, 2022 Form 10-K).†*
10.26	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 Form 10-Q).†*
10.27	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 Form 10-K).†*
10.28	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2019 (filed as Exhibit 10.28 to the December 31, 2018 Form 10-K).†*
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

Date: April 28, 2023