Form 10-K
period 2023-12-31
AMPHENOL CORP /DE/
filed 2024-02-07
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of June 30, 2023, the aggregate market value of Amphenol Corporation Class A Common Stock (based upon the closing price of such stock on the New York Stock Exchange) held by non-affiliates was approximately $44,189 million.

As of January 31, 2024, the total number of shares outstanding of Registrant’s Class A Common Stock was 599,854,853.

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

PART I

Item 1. Business

General

Amphenol Corporation is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable. The Company estimates, based on recent reports of industry analysts, that worldwide sales of interconnect and sensor-related products were approximately $235 billion in 2023.

Certain predecessor businesses of the Company were founded in 1932, and the Company was incorporated under the laws of the State of Delaware in 1986. The Company’s Class A Common Stock (“Common Stock”) began trading on the New York Stock Exchange in 1991.

Reportable Business Segments

The Company’s strategy is to provide our customers with comprehensive design capabilities, a broad selection of products and a high level of quality and service on a worldwide basis, while maintaining continuing programs of productivity improvement and cost control. The Company aligns its businesses into three reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. This alignment reinforces the Company’s entrepreneurial culture and the clear accountability of each of our business unit general managers, while enhancing the scalability of Amphenol’s business for the future. The Company has three segment managers who lead their respective reportable business segments, each reporting directly to the Company’s Chief Executive Officer. All segment information throughout this Annual Report is presented under our three reportable segments.

A description of each of our reportable business segments is as follows:

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

The following table provides a summary of the end markets that we service and our key products within each of the three reportable business segments:

Reporting Segment	Harsh Environment Solutions	Communications Solutions	Interconnect and Sensor Systems

% of 2023 Net Sales:	28%	39%	33%

End Markets	● Automotive ● Commercial Aerospace ● Defense ● Industrial ● Information Technology and Data Communications ● Mobile Networks	● Automotive ● Broadband Communications ● Commercial Aerospace ● Defense ● Industrial ● Information Technology and Data Communications ● Mobile Devices ● Mobile Networks	● Automotive ● Commercial Aerospace ● Defense ● Industrial ● Information Technology and Data Communications ● Mobile Networks

Key Products

Connectors and Connector Systems:

●   harsh environment data, power, fiber optic and radio frequency interconnect products

Value-Add Products:

●   backplane interconnect systems

●   cable assemblies and harnesses

●   cable management products

Cable:

●   coaxial cable

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

Our Strategy

The Company’s overall strategy is to provide our customers with comprehensive design capabilities, a broad selection of products and a high level of quality and service on a worldwide basis, while maintaining continuing programs of productivity improvement and cost control. Specifically, our business strategy is as follows:

●	Pursue broad market diversification - The Company constantly strives to increase the diversity of its markets, customers, applications and products. Due to the tremendous variety of opportunities in the electronics industry, management believes that it is important to participate wherever significant growth opportunities are available. This diversification positions us to proliferate our technologies across the broadest array of opportunities and reduces our exposure to any one particular market, thereby reducing the variability of our financial performance. An overview of the Company’s market and product participation is described under “Markets”.

●	Develop high-technology performance-enhancing solutions - The Company seeks to expand the scope and number of its preferred supplier relationships with customers across its diverse end markets. The Company works closely with its customers at the design stage to create and manufacture innovative solutions. These products generally have higher value-added content than other interconnect, antenna and sensor products, and have been developed across the Company’s end markets. The Company is focused on technology leadership in the interconnect areas of radio frequency, power, harsh environment, high-speed and fiber optics, as well as antennas and sensors, as it views these technology areas to be of particular importance to our global customer base.

●	Expand global presence - The Company is strategically expanding and shifting its global manufacturing, engineering, sales and service operations to better serve its existing customer base, penetrate developing markets and establish new customer relationships. As the Company’s global customers have grown their international operations to access developing world markets and lower manufacturing costs, the Company is continuing to expand and shift its international footprint in order to provide real-time capabilities to these customers. The majority of the Company’s international operations have broad capabilities, including new product development. The Company is also able to take advantage of the lower manufacturing costs in some regions, and has established low-cost manufacturing and assembly facilities around the world.

●	Control costs - The Company recognizes the importance in today’s global marketplace of maintaining a competitive cost structure. Innovation, product quality and performance, and comprehensive customer service are not mutually exclusive with controlling costs. Controlling costs is part of a mindset. It is having the discipline to invest in programs that have a good return, maintaining a cost structure as flexible as possible to respond to changes in the marketplace, working with suppliers and vendors in a fair but prudent way to ensure a reasonable cost for materials and services and creating a mindset where managers manage the Company’s assets as if they were their own. This mindset was particularly important in recent years, as supply chain challenges arose, followed by inflationary pressures and logistical challenges that persisted into 2023.

●	Pursue strategic acquisitions and investments - The Company believes that the industry in which it operates is highly fragmented and continues to provide significant opportunities for strategic acquisitions. As a result, we continue to pursue acquisitions of high-potential companies with strong management teams that complement our existing business while further expanding our product lines, technological capabilities and geographic presence. We seek to enhance the performance of acquired companies by leveraging Amphenol’s position with customers across our diverse end markets, our leading technologies and our access to low-cost manufacturing around the world. In 2023, the Company invested approximately $970 million to fund 10 acquisitions, while in 2022, the Company invested approximately $288 million to fund two acquisitions. Our acquisitions in 2023 and 2022 have strengthened our customer base and product offerings in many of our end markets and have brought a number of high-performing new management teams into the Company.

●	Foster collaborative, entrepreneurial management - Amphenol’s management system is designed to provide clear income statement and balance sheet responsibility in a flat organizational structure. Each general manager is enabled and incented to grow and develop their business and to think entrepreneurially in providing innovative, timely and cost-effective solutions to meet customer needs. In addition, Amphenol’s general managers have access to the resources of the larger organization and are encouraged to work collaboratively with their peers throughout the Company to meet the needs of the expanding marketplace and to achieve common goals. As the Company has grown, we have preserved this unique culture of entrepreneurship by ensuring that our executive organization can effectively drive the performance of and collaboration among our global general managers. The alignment of the Company’s businesses into three divisions (representing the Company’s reportable business segments), each led by a segment manager reporting directly to the Chief Executive Officer, reinforces this culture and clear accountability, and enhances the scalability of the Company’s entrepreneurial organization.

Markets

The Company sells products to customers in a diversified set of end markets. For a discussion of certain risks related to the Company’s end markets, refer to the subsection titled “Risks Related to our End Markets” included in Part I, Item 1A. Risk Factors herein.

Automotive - Amphenol is a leading supplier of advanced interconnect systems, sensors and antennas for a growing array of automotive applications. In addition, Amphenol has developed advanced technology solutions for hybrid and electric vehicles and is working with leading global customers to proliferate these advanced interconnect products into next-generation automobiles. Sales into the automotive market represented approximately 23% of the Company’s net sales in 2023, with sales into the following primary end applications:

● antennas	● lighting
● charging stations	● passenger connectivity
● climate control	● power management
● electric vehicles	● safety and security systems
● engine management and control	● sensing systems
● exhaust monitoring and cleaning	● telematics systems
● hybrid vehicles	● transmission systems
● infotainment and communications

Broadband Communications - Amphenol is a world leader in broadband communication products for cable, satellite and telecommunications-based video and data networks, with industry-leading engineering, design and manufacturing expertise. The Company offers a wide range of products to service the broadband market, including customer premises and distribution cable, connectors and value-add interconnect products, passive components, active and passive fiber optic interconnect components, interconnect enclosures, as well as interconnect products integrated into headend equipment. Sales into the broadband communications market represented approximately 4% of the Company’s net sales in 2023, with sales into the following primary end applications:

● cable, satellite & telecommunications networks	● network switching equipment
● customer premises equipment	● satellite interface devices
● high-speed internet hardware	● set-top boxes

Commercial Aerospace - Amphenol is a leading provider of high-performance interconnect systems and components to the commercial aerospace market. In addition to connector and interconnect assembly products, the Company also provides rigid and flexible printed circuits, high-technology cable management products as well as sensors. Our products are specifically designed to operate in the harsh environments of commercial aerospace, while also providing substantial weight reduction, simplified installation and/or minimal maintenance. Sales into the commercial aerospace market represented approximately 4% of the Company’s net sales in 2023, with sales into the following primary end applications:

● aircraft and airframe power distribution	● in-flight entertainment
● avionics	● in-flight internet connectivity
● controls and instrumentation	● lighting and control systems
● engines	● wire bundling and cable management

Defense - Amphenol is a world leader in the design, manufacture and supply of high-performance interconnect systems for harsh environment aerospace and defense applications. Such products require superior performance and reliability under conditions of stress and in hostile environments such as vibration, pressure, humidity, radiation and rapid and severe temperature changes. Amphenol provides an unparalleled product breadth, from aerospace and defense specification connectors to customized high-speed board level interconnects; from flexible to rigid printed circuit boards; from backplane systems to completely integrated assemblies; and from sensors to sensor-based systems. Amphenol is a technology leader, participating in major programs from the earliest inception across each phase of the production cycle.

Sales into the defense market represented approximately 11% of the Company’s net sales in 2023, with sales into the following primary end applications:

● airframe	● naval
● avionics	● ordnance and missile systems
● communications	● radar systems
● engines	● rotorcraft
● ground vehicles and tanks	● satellite and space programs
● homeland security	● unmanned aerial vehicles

Industrial - Amphenol is a technology leader in the design, manufacture and supply of high-performance interconnect systems, sensors and antennas for a broad range of industrial applications. Amphenol’s core competencies include application-specific industrial interconnect solutions utilizing integrated assemblies, including with both cable and flexible printed circuits, as well as high-power interconnects requiring advanced engineering and system integration. In particular, our innovative solutions facilitate the increasing demands of embedded computing, power distribution and electrification within industrial applications. Sales into the industrial market represented approximately 25% of the Company’s net sales in 2023, with sales into the following primary end applications:

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

Information Technology and Data Communications - Amphenol is a global provider of interconnect solutions to designers, manufacturers and operators of internet-enabling systems. With our industry-leading high-speed, power and active and passive fiber optic interconnect technologies, together with superior simulation and testing capability and cost effectiveness, Amphenol is a market leader in interconnect development for the information technology and data communications (“IT datacom”) market. Our products enable a broad array of IT datacom systems and applications, including a growing range of systems to power artificial intelligence and machine learning. Whether industry standard or application-specific designs are required, Amphenol provides customers with products that enable performance at the leading edge of next-generation, high-speed, power and fiber optic technologies. Sales into the IT datacom market represented approximately 19% of the Company’s net sales in 2023, with sales into the following primary end applications:

● cloud computing and data centers	● servers
● gaming systems	● storage systems
● internet appliances	● transmission
● networking equipment	● web service providers

Mobile Devices - Amphenol designs and manufactures an extensive range of interconnect products, antennas and electromechanical components found in a wide array of mobile computing devices. Amphenol’s capability for high-volume production of these technically demanding, miniaturized products, combined with our speed of new product introduction, are critical drivers of the Company’s long-term success in this market. Sales into the mobile devices market represented approximately 10% of the Company’s net sales in 2023, with sales into the following primary end applications:

● consumer electronics	● production-related products
● mobile and smart phones, including accessories	● wearable and hearable devices
● mobile computing devices, including laptops, tablets and e-readers

Mobile Networks - Amphenol is a leading global interconnect solutions provider to the mobile networks market and offers a wide product portfolio, including antennas, connectors and interconnect systems. The Company’s products are used in current and next generation wireless communications standards, including in 5G networks. In addition, the Company works with service providers around the world to offer an array of antennas and installation-related site solution interconnect products. Sales into the mobile networks market represented approximately 4% of the Company’s net sales in 2023, with sales into the following primary end applications:

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

The Company’s products are sold to thousands of original equipment manufacturers (or OEMs) in numerous countries throughout the world. The Company’s products are also sold to electronic manufacturing services (EMS) companies, to original design manufacturers (or ODMs) and to service providers, including telecommunications network service providers and web service providers. No single customer accounted for 10% or more of the Company’s net sales during the years ended December 31, 2023, 2022 and 2021.

The Company sells its products through its own global sales force, independent representatives and a global network of electronics distributors. The Company’s sales to distributors represented approximately 17% and 18% of the Company’s net sales in 2023 and 2022, respectively. In addition to product design teams and collaborative initiatives with customers, the Company uses key account managers to manage certain customer relationships on a global basis so that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

Manufacturing

The Company is a global manufacturer employing advanced manufacturing processes including molding, stamping, plating, turning, computer numerical control (CNC) machining, 3D printing, extruding, die casting, certain other manufacturing, automation and assembly operations and proprietary process technology for connectors, specialty and coaxial cable production, antenna and sensor fabrication. Outsourcing of certain manufacturing processes is used when cost-effective. Substantially all of the Company’s manufacturing facilities operate under certification to management system standards of globally recognized, industry certification organizations. Many of our facilities are certified to quality management systems, primarily ISO9001, but also may include ISO13485, AS9100, and IATF16949. In addition, approximately half of our facilities are also certified to environmental or occupational health and safety management systems, including ISO14001 and ISO45001.

The Company’s manufacturing facilities are generally vertically integrated operations from the initial design stage through final design and manufacturing. The Company designs, manufactures and assembles its products at facilities in approximately 40 countries around the world. Our global coverage positions us near many of our customers’ locations and allows us to assist them in consolidating their supply base and lowering their production and logistics costs. In addition, the Company generally relies on local management in every region, which we believe creates a strong degree of organizational stability and operational agility, as well as a deeper understanding of local markets. We believe our broad and balanced geographic distribution lowers our exposure to particular geographies. This was evident in recent years, as we were generally able to support our customers even if pandemic-related restrictions and other challenges were present in a particular geography. The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers, while at the same time offering a level of resiliency and diversification against local risks and challenges that may emerge in any single geography.

The Company employs a global manufacturing strategy to provide proximity and reliable service to customers, while also lowering production and logistics costs. Our strategy is to maintain strong cost and quality controls in our manufacturing and assembly operations. The Company evaluates and adjusts its expense levels and workforce to reflect current business conditions and attempts to maximize operating profitability as well as the return on capital investments. This strategy has been, and continues to be, critical to the Company’s ability to mitigate supply chain constraints, such as those experienced in recent years, and the higher inflationary environment, which began in 2022 and persisted into 2023. The Company sources its products on a worldwide basis. To better serve certain high-volume customers, the Company has established certain facilities near these major customers. The Company seeks to position its manufacturing and assembly facilities in order to serve local markets while coordinating, as appropriate, product design and manufacturing responsibility with the Company’s other operations around the world. For a discussion of certain risks related to the Company’s global operations, refer to the subsection titled “Risks Related to our Global Operations” included in Part I, Item 1A. Risk Factors herein.

Research and Development

The Company’s product development strategy is to rely on product design teams at each of our operating units around the world working collaboratively with customers, which often results in the Company obtaining approved vendor status for its customers’ new products and programs. The Company generally focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one- to three-year period. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. At the end of 2023, our research, development and engineering efforts, which relate to the creation of new and improved products and processes, were supported by approximately 4,000 of our employees and were performed primarily by individual operating units focused on specific markets and product technologies.

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

Raw Materials

The Company purchases a wide variety of raw materials for the manufacture of its products, including (i) precious metals such as gold, silver and palladium, (ii) aluminum, steel, copper, titanium and metal alloy products and (iii) plastic materials. The Company also purchases a wide variety of mechanical and electronic components for the manufacturing of its products. Such raw materials and components are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is generally not dependent upon any one source for raw materials or components or, if one source is used, the Company generally attempts to protect itself through long-term supply agreements. From time to time, the Company may encounter difficulties in obtaining certain raw materials or components necessary for production due to supply chain constraints and logistical challenges, which may include regulatory restrictions. These difficulties may also negatively impact the pricing of materials and components sourced or used by the Company. While the Company does not currently anticipate significant, broad-based difficulties in obtaining raw materials or components necessary for production, inflationary pressures and logistical challenges may impact the cost and availability of certain raw materials and components used by the Company and result in supply shortages for discrete raw materials or components, which could be further exacerbated by increased commodity prices and additional inflation. For a discussion of certain risks related to the availability of and dependence on raw materials and components, refer to the risk factor titled “The Company and certain of its suppliers and customers have experienced difficulties obtaining certain raw materials and components, and the cost of certain of the Company’s raw materials and components is increasing” in Part I, Item 1A. Risk Factors herein. Information regarding our obligations related to commitments to purchase certain goods and services is disclosed in Note 14 of the Notes to Consolidated Financial Statements.

Competition

The Company encounters competition in all areas of its business. The Company competes primarily on the basis of technology innovation, product quality and performance, price, customer service and delivery time. Primary competitors include Aptiv, Belden, Commscope, Eaton, Foxconn, Glenair, HARTING, Hirose, HUBER+SUHNER, ICT Luxshare, JAE, Jonhon, JST, Molex, Phoenix Contact, Radiall, Rosenberger, Sensata, TE Connectivity, Yazaki and 3M, among others. In addition, the Company competes with a large number of smaller companies who compete in specific geographies, markets or products. For a discussion of certain risks related to competition, refer to the risk factor titled “The Company encounters competition in all areas of our business” in Part I, Item 1A. Risk Factors herein.

Backlog and Seasonality

The Company estimates that its backlog of unfilled firm orders as of December 31, 2023 was approximately $4.0 billion compared with backlog of approximately $4.1 billion as of December 31, 2022. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may generally be cancelled prior to shipment of goods. It is expected that nearly all of the Company’s backlog will be filled within the next 12 months. A significant portion of the Company’s business, such as sales to the communications-related markets (including wireless communications, information technology and data communications and broadband communications) and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand. Generally, the Company does not experience significant seasonality in its business, although historically, the strongest quarters have typically been the last two quarters of our fiscal year.

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

Government Regulation

As a global company, we are subject to various laws and regulations applicable to parties doing business with the U.S. and other governments, including laws and regulations governing reporting obligations, interactions with government officials, performance of government contracts, the use and treatment of government furnished property and the nature of materials used in our products. In addition, the Company and its products are subject to import and export regulations present in each of the various jurisdictions in which we operate around the world. Certain of our products, including purchased components of such products, are subject to U.S. and non-U.S. export control laws and regulations, and may be exported only with the required export license or through an export license exception. The issuances of such licenses, in particular within the defense market, are subject to complex laws and regulations that could change frequently and with limited notice, depending on the jurisdiction, geopolitical events or other factors. The Company has systems in place to apply for licenses and to maintain compliance with any such regulations. Separately, we are required to comply with certain U.S. and non-U.S. economic sanctions and trade embargoes, as well as the terms of any preferential duty and/or tariff programs in which we participate.

For a discussion of certain risks related to government regulation, including export and import controls and sanctions, refer to the risk factors titled “The Company is exposed to political, economic, military and other risks related to operating in countries outside the United States, and changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond the Company’s control may adversely impact its business and operating results,” “The Company must comply with complex U.S. governmental export and import controls as well as economic sanctions and trade embargoes,” “Our business and financial results may be adversely affected by government contracting risks,” and “Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions, and our business reputation and financial results may be impaired by improper conduct by any of our employees, customers, suppliers, distributors or any other business partners,” in Part I, Item 1A. Risk Factors herein.

Environmental, Social and Corporate Governance

We have a shared commitment to create innovative products and enable technologies that improve the lives of people around the world, to support the well-being of our employees and communities and to sustain the health of our planet. We believe that long-term value for our Company is created through making sustainable business choices, building strong relationships with our stakeholders and engaging in good corporate governance. Whether through reducing our and our partners’ environmental footprint, following humane labor practices, supporting the development and diversity of our global team, ensuring the strength and integrity of our supply chain or giving back to our communities, we have always believed that it is not just good stewardship, but good business to focus on the long-term sustainability of Amphenol.

Sustainability Report

The Company publishes an annual sustainability report (“Sustainability Report”) to highlight our goals and areas of progress and success in sustainability matters, including climate-related topics. The Sustainability Report discusses our approach and progress on the environmental, social and governance (“ESG”) issues most significant to our business, including ESG-related strategies, programs, goals and metrics that demonstrate our commitment to our stakeholders. The Sustainability Report is designed to inform and engage the Company’s broad range of stakeholders, such as employees, suppliers, customers, community members and investors, among others. Our 2022 Sustainability Report was prepared with reference to the Global Reporting Initiative (“GRI”) Standards framework and topics identified under the Sustainability Accounting Standards Board (“SASB”) standards and outlines board and executive-level oversight of climate-related risks and opportunities identified in the Task Force on Climate-Related Financial Disclosures (“TCFD”) recommendations. The SASB standards and GRI and TCFD frameworks encourage companies to disclose climate-related topics that are important to certain interested stakeholders, even if not material for purposes of the U.S. securities laws. Furthermore, the materiality standards under these frameworks are different from the materiality standard under the U.S. securities laws. Our 2022 Sustainability Report is available on our website at https://amphenol.com/sustainability. The items discussed in our 2022 Sustainability Report have not required material capital expenditures or operating expenses, nor caused material operational challenges or risks to the Company’s business or results of operations beyond those items disclosed in Item 1A. Risk Factors within the risk factors titled “The

Company may be negatively impacted by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change and global warming,” “The Company is subject to, and may continue to be subject to, incremental costs, risks and regulations associated with efforts to combat the negative effects of climate change,” and “Increasing scrutiny and expectations regarding ESG matters could result in additional costs or risks or otherwise adversely impact our business”. Information included in our 2022 Sustainability Report and our website is not incorporated by reference in, and does not form part of, this Annual Report. Our 2023 Sustainability Report is expected to be released during the second quarter of 2024.

Human Capital Management and Our Culture

The Company’s success is closely tied to the capability, adaptability and accountability of our diverse, global organization. One of the key components of our business strategy is the fostering of a collaborative and entrepreneurial management culture. Each of our general managers operates in a flat organizational structure and is enabled and incented to grow and develop their business, with the support of the resources of the larger organization. We believe this structure, with approximately 130 general managers running unique, independent businesses, creates an environment and culture where each of our general managers has a more direct link to the success of their individual businesses and a more personal connection to the employees they oversee and the communities in which they operate.

As of December 31, 2023, the Company had approximately 95,000 employees worldwide, of which approximately 11,000 were located in the United States. Less than 10% of Amphenol’s U.S. workforce is represented by an independent trade union or covered by collective bargaining. The Company believes that it has a good relationship with both its unionized and non-unionized employees.

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

Diversity, Equity and Inclusion – Amphenol is committed to workplace diversity and fostering a culture of equity, inclusion and belonging across our organization. Our business spans the globe, and the employees in our facilities reflect the diversity of the communities in which we operate. At Amphenol, we promote and maintain a culture of respect and appreciation of differences in our employees. The Company generally relies on local management in every business unit to foster a culture of diversity, equity and inclusion, which we believe creates a strong degree of organizational stability and a deep commitment to our people and the local community. A key hallmark of our structure is our entrepreneurial culture that creates clear accountability for each of our general managers, who are our key business leaders. Our core management team is comprised of these general managers and their controllers, as well as our group general managers and executive management team. Women represented 26% of this core management team at the end of 2023. Of our total employees worldwide, approximately half are women.

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

RISKS RELATED TO OUR GLOBAL OPERATIONS

The Company is exposed to political, economic, military and other risks related to operating in countries outside the United States, and changes in general economic conditions, geopolitical conditions, U.S. trade policies and other factors beyond the Company’s control may adversely impact its business and operating results.

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. During 2023, non-U.S. markets constituted approximately 65% of the Company’s net sales, with China constituting approximately 23% of the Company’s net sales. The Company employs nearly 90% of its workforce outside the United States. The Company’s customers are located throughout the world, and the Company has many manufacturing, administrative and sales facilities outside the United States.

During the last few years there have also been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting China. These changes have, in certain cases, increased our costs of doing business. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets. Other countries where we operate or sell our products have changed, and may continue to change, their own policies on trade as well as business and foreign investment in their respective countries. For example, we have manufacturing facilities in certain jurisdictions that are authorized to operate under preferential duty and/or tariff programs that provide for reduced tariffs and/or eased import and export regulations and are subject to compliance with the terms of such programs, which have become stricter. Failure to comply with the terms of such programs could increase our manufacturing costs and adversely affect our business, operating results and financial condition. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

In addition to the risks noted above, a number of other legal, economic and geopolitical factors both in the United States and abroad could have a material adverse effect on the Company’s business, operations, financial condition, liquidity and/or results of operations, such as:

●	a global or regional economic slowdown or recession in any of the Company’s end markets (or a prolonging or intensification of such a slowdown or recession), which could negatively affect the financial condition of our customers and result in reduced demand;
●	postponement of customer spending, in response to tighter credit, inflationary pressures, financial market volatility and other global economic factors;
●	effects of significant changes in economic, monetary and/or fiscal policies in the United States and/or abroad, including interest rate changes by the U.S. Federal Reserve or other international central banking systems, foreign currency fluctuations, significant income tax changes and inflationary pressures;
●	intergovernmental and other conflicts or actions, including, but not limited to, armed conflict, such as the ongoing military conflicts between Ukraine and Russia as well as Israel and Hamas, trade wars, cyberattacks and acts of terrorism or war;
●	employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which the Company currently operates;
●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	difficulties protecting intellectual property;
●	longer payment cycles;
●	changes in exchange control regulations, including any government actions that prohibit, limit or increase the cost of paying a dividend or otherwise moving cash between the Company’s subsidiaries located in different countries;
●	credit risks and other challenges in collecting accounts receivable; and
●	changes in assumptions, such as discount rates, along with lower than expected investment returns and performance related to the Company’s benefit plans.

We may be negatively impacted by adverse public health developments, including epidemics and pandemics.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations. Beginning in early 2020 and continuing through 2022, the COVID-19 pandemic disrupted our offices and manufacturing facilities around the world, as well as the facilities of our suppliers, customers and our customers’ contract manufacturers. These disruptions included government regulations that inhibited our ability to operate certain of our facilities in the ordinary course, travel restrictions, supplier constraints, supply chain interruptions, logistics challenges and limitations, labor disruptions and reduced demand from certain customers. Future disruptions from similar harmful public health developments could have a material adverse impact on our business, operations, financial condition, liquidity and results of operations.

The Company and certain of its suppliers and customers have experienced difficulties obtaining certain raw materials and components, and the cost of certain of the Company’s raw materials and components is increasing.

The Company uses basic materials like aluminum, steel, copper, titanium, metal alloys, gold, silver, palladium and plastic resins in its manufacturing processes as well as a variety of components and relies on third-party suppliers to secure these materials and components. While the Company does not currently anticipate significant, broad-based difficulties in obtaining raw materials or components necessary for production, inflationary pressures and logistical challenges may impact the cost and availability of certain raw materials and components used by the Company and result in supply shortages for discrete raw materials or components, which could be further exacerbated by increased commodity prices and additional inflation. Moreover, the Company may not be able to pass along any increased raw material or component prices to its customers and may not be able to procure and obtain sufficient quantities of raw materials and components timely and at acceptable prices from our suppliers. In limited instances, we depend on a single source of supply or participate in commodity markets that may be served by a limited number of suppliers. Delays in obtaining supplies may result from a number of factors affecting our suppliers, and any delay could impair our ability to deliver products to our customers. The cost and availability of raw materials may fluctuate significantly due to external factors including, but not limited to, product scarcity, war or other armed conflict, logistical challenges, disruptions caused by climate change and adverse weather conditions, commodity market fluctuations, currency fluctuations, governmental policies and regulations such as trade tariffs and import restrictions, as well as pandemics and epidemics (as was the case with the COVID-19 pandemic), which may, in turn, negatively impact our results of operations and financial condition.

Cybersecurity incidents affecting our information technology systems could disrupt business operations or cause the release of highly sensitive confidential or personal information, resulting in adverse impacts to our reputation and operating results and potentially leading to litigation and/or governmental investigations, fines and other penalties.

We rely on our information technology systems for critical operations and face numerous and evolving cybersecurity threats and techniques used to disrupt operations and gain unauthorized access to these systems. These threats may arise from diverse threat actors such as state-sponsored organizations and opportunistic hackers and hacktivists, as well as through diverse attack vectors, including, but not limited to, malware, social engineering/phishing, credential harvesting, ransomware, malfeasance by insiders, human or technological error and other increasingly sophisticated attacks. Cyberattacks continue to expand and evolve, making it difficult to detect and prevent such threats from impacting the Company. Globally, there continues to be an increased volume of cyber threats, ransomware attempts and social engineering attacks, such as phishing and impersonation, and attackers increasingly use tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. In addition, the rise of artificial intelligence and machine learning has led to more sophisticated and deceptive attacks. Attackers can manipulate systems in new ways and more easily perform functions at scale. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or avoid a material adverse impact to our business.

In addition, global remote working dynamics continue to present additional risk that threat actors will engage in social engineering (for example, phishing) and exploit vulnerabilities in corporate and non-corporate networks. Ransomware attacks have become easier to execute, and with the rise of ransomware as a service, it has become an increasingly popular business model to lease or sell ransomware variants to anyone willing to pay the fee.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully complied with or effective in protecting our information technology systems. The Company and third-party providers upon whom we may rely for certain information technology services have been, and expect to continue to be, a target of various cybersecurity attacks, including, but not limited to, ransomware attacks. While the impact of such attacks has not been material, future cybersecurity incidents could lead to unauthorized access to and potentially impair the Company’s information technology systems, products, customers, suppliers and third-party service providers. Cybersecurity incidents could potentially result in the disruption of our business operations and/or misappropriation, destruction or corruption of critical data and confidential, personal, or proprietary information. Cybersecurity events could also result in the loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential or personal information. Cybersecurity incidents could also result from unauthorized parties gaining access to our systems or information through fraudulent or other means of deceiving our employees, suppliers or third-party service providers. Our and key third-party information technology systems and infrastructure are susceptible to disruptions from cybersecurity incidents, ransomware attacks, security breaches, computer viruses, security vulnerabilities or “bugs” in software or hardware, outages, systems failures, natural disasters, adverse public health developments, or other catastrophic events, any of which could result in reputational damage that may cause the loss of existing or future customers, the loss of our intellectual property, the release of highly sensitive confidential or personal information, the inability to access critical data and other operational disruptions, litigation with third parties (including class actions) and/or governmental investigations and fines, among other things, which could have a material adverse effect on our business, financial condition and results of operations. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

We and our business partners maintain significant amounts of data electronically in locations around the world.  This data relates to all aspects of our business, including financial information and current and future products under development, and also contains certain customer, supplier, partner and employee data, such as personal information. There is a risk of intrusion, cyberattacks or tampering that could compromise the integrity and privacy of this data or make the data inaccessible to us. In addition, in certain cases, in order to conduct business, we outsource to third-party business partners. Those partners may also be subject to data intrusion or a cyberattack. Any compromise of the data could substantially disrupt our operations, impact future business opportunities, harm our customers, employees and other business partners, damage our reputation, violate applicable laws, regulations, policies and contractual obligations and subject us to potentially significant costs and liabilities, including litigation or other enforcement actions.

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Privacy laws and regulations around the world including, for example, in the European Union (“EU”), People’s Republic of China, the state of California, and several other U.S. states, impose significant obligations for companies on how they collect, store, protect, process and transfer personal information and can impose significant fines for non-compliance. In addition, in March 2022, the U.S. enacted the Strengthening American Cybersecurity Act, which imposes cyber incident and ransomware attack response protocols for businesses operating in numerous core industry sectors of the U.S. economy. The potential for fines, penalties, and other related costs in the event of a breach of or non-compliance with any existing and forthcoming information security or privacy laws and requirements may have an adverse effect on our financial results. For further discussion of the Company’s risk management, strategy, and governance around cybersecurity, refer to Part I, Item 1C. Cybersecurity herein.

The Company may be negatively impacted by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change and global warming.

From time to time, extreme weather conditions and natural disasters have negatively impacted, and may continue to negatively impact, portions of our operations, as well as the operations of our suppliers, vendors, customers and distributors. Such unpredictable weather conditions and natural disasters including, but not limited to, severe storms, earthquakes, fires, droughts, floods, hurricanes, tornadoes, and stronger and longer-lasting weather patterns, including heat waves and freezes and ambient temperature or precipitation changes, and their consequences and effects have, in the past, temporarily disrupted our business operations both in the United States and abroad. These events could cause some of the Company’s operations to suffer from supply chain disruptions and potential delays in fulfilling customer orders or order cancellations altogether, lost business and sales, increased costs, energy and water scarcity, changing costs or availability of insurance, and/or property damage or harm to our people, each and all of which could have an adverse effect on our business, operations, financial condition and results of operations.

Increasing scrutiny and expectations regarding ESG matters could result in additional costs or risks or otherwise adversely impact our business.

Companies across industries continue to face increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary and potential mandatory ESG initiatives and disclosures may result in increased costs, changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations. In addition, an inability to receive or maintain favorable ESG ratings could negatively impact our reputation or impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. Unfavorable ESG ratings could also lead to increased negative investor sentiment towards us or our industry, which could negatively impact the share price of our Common Stock as well as our access to and cost of capital.

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

The Company conducts business in many foreign currencies through its worldwide operations, and as a result, is subject to foreign exchange exposure due to changes in exchange rates of the various currencies, including possible foreign currency restrictions and/or devaluations. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins and equity. There can be no assurance that any or all actions taken by the Company to mitigate currency risk, such as locating factories in the same country or region in which products are sold, hedging contracts, cost reduction and pricing actions or working capital management, will be fully effective in successfully managing currency risk. A significant and sudden decline in the value of any of the foreign currencies of the Company’s worldwide operations could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

RISKS RELATED TO OUR END MARKETS

The Company encounters competition in all areas of our business.

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

The Company is dependent on end market dynamics to sell its products, particularly in the communications, automotive and defense end markets.

The Company is dependent on end market dynamics to sell its products, and its operating results could be adversely affected by cyclical and reduced demand in any of these markets. Approximately 37% of the Company’s 2023 net sales came from sales to the communications industry. Demand for products in these markets is generally subject to rapid technological change and/or capital spending by operators for constructing, rebuilding or upgrading their systems, all of which could be affected by a variety of factors, including general economic conditions, consolidation within the industry, the financial condition of operators and their access to financing, competition, technological developments, new legislation and regulation. Approximately 23% of the Company’s net sales came from the automotive industry. The automotive industry has historically experienced significant downturns during periods of deteriorating global or regional economic or credit conditions, or as a result of prolonged work stoppages or other disputes with labor unions. The communications and automotive end markets are also dominated by large customers that regularly exert price pressures on their suppliers, including the Company. Approximately 11% of the Company’s net sales came from sales to the defense end market. Accordingly, the Company’s sales are affected by changes in the defense budgets of the U.S. and foreign governments, which are subject to political and budgetary fluctuations and constraints. Periodic downturns in any of our customers’ end markets can significantly reduce demand for certain of our products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

RISKS RELATED TO ACQUISITIONS

The Company has at times experienced difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses.

The Company has completed numerous acquisitions in recent years, including 10 in 2023. The Company anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy. From time to time, the Company experiences difficulty and unanticipated expenses associated with purchasing and integrating acquisitions, and acquisitions do not always perform and deliver the financial benefits expected. The Company has also experienced challenges at times following the acquisition of a new company or business, including, but not limited to, managing the operations, manufacturing facilities and technology; maintaining and increasing the customer base; or retaining key employees, suppliers and distributors. In certain limited cases, the Company has pursued indemnification claims against seller(s) of an acquired business or sought recovery under third party insurance policies for pre-acquisition liabilities, breaches of representations, warranties or covenants or for other reasons provided for in the relevant acquisition agreement or insurance policy. To the extent we pursue indemnification claims against such seller(s) or insurers, such seller(s) or insurers may successfully contest such claims and/or may not have the financial capacity to compensate us for such claims, or such claims may otherwise be difficult or impractical to enforce. We cannot predict or guarantee whether and to what extent anticipated cost savings, benefits, margin improvements and growth prospects will be achieved from recent or future acquisitions.

The Company may in the future incur goodwill and other intangible asset impairment charges.

On December 31, 2023, the total assets of the Company were $16.5 billion, which included $7.1 billion of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired) and $834.8 million of other intangible assets, net. The Company performs annual evaluations (or more frequently, if necessary) for the potential impairment of the carrying value of goodwill and other intangible assets. Such evaluations to date have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill and other intangible assets. Furthermore, we cannot provide assurance that impairment charges in the future will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes more severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

RISKS RELATED TO OUR LIQUIDITY AND CAPITAL RESOURCES

The Company’s credit agreements and senior notes contain certain requirements, which if breached, could have a material adverse effect on the Company.

The second amended and restated credit agreement that governs our $2.5 billion unsecured credit facility (the “Revolving Credit Facility”), which also backstops the Company’s U.S. commercial paper program (“U.S. Commercial Paper Program”) and Euro commercial paper program (“Euro Commercial Paper Program”), contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. The Company also has similar financial and other covenants associated with its two-year, $750.0 million unsecured delayed draw term loan credit agreement (the “Term Loan”) entered into in April 2022. In addition, the ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility and the Term Loan. Upon the occurrence of an event of default under the Revolving Credit Facility or the Term Loan, the lenders could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable, which could result in the acceleration of certain of the Company’s other indebtedness and the Company not having sufficient assets to repay indebtedness under the Revolving Credit Facility, the Term Loan and such other debt instruments. As of December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, Term Loan, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S.

Commercial Paper Program throughout much of 2023, and the Company may make additional borrowings under any of its debt instruments from time to time.

In addition to these credit agreements, the Company’s various senior notes also impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. While the Company is compliant with all such requirements as of December 31, 2023, there can be no assurance that the Company will remain in compliance with such requirements.

The Company relies on the global capital markets, and an inability to access those markets on favorable terms could adversely affect the Company’s results.

The Company has used the global capital markets to raise capital to invest in its business and make strategic acquisitions. The capital and credit markets have experienced significant volatility in the past. If general economic and capital market conditions deteriorate significantly, it could become more difficult to access capital to finance capital investments, acquisitions and other initiatives including dividends and share repurchases, which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition, if the credit rating agencies that rate the Company’s debt were to downgrade the Company’s credit rating, it would likely increase the Company’s cost of capital and make it more difficult for the Company to obtain new financing and access capital markets, which could also have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company’s results may be negatively affected by changing interest rates.

The Company is subject to interest rate volatility with regard to existing and future issuances of debt. The Company monitors its mix of fixed-rate and variable-rate debt, as well as its mix of short-term and long-term debt. As of December 31, 2023, less than 1% of the Company’s outstanding borrowings were subject to floating interest rates.

As a result of increases in the federal funds rate by the U.S. Federal Reserve beginning in early 2022 and through the middle of 2023, the floating interest rates related to our U.S. Commercial Paper Program (as well as our Revolving Credit Facility and Term Loan, to the extent either are drawn upon in the future) have increased substantially over this same period, a trend that could continue into 2024 and potentially beyond. To the extent that interest rates related to this floating rate debt increase further and the Company borrows under any of these floating interest rate instruments in the future, interest expense and interest payments would increase. There can be no assurance that interest rates will not change significantly from current levels.

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

Our business and financial results may be adversely affected by government contracting risks.

We are subject to various laws and regulations applicable to parties doing business with the U.S. and other governments, including laws and regulations governing reporting obligations, interactions with government officials, performance of government contracts, the use and treatment of government furnished property and the nature of materials used in our products. We may be unilaterally suspended or barred from conducting business with the U.S. and other foreign governments or their suppliers (both directly and indirectly) or become subject to fines or other sanctions if we are found to have violated such laws or regulations. As a result of the need to comply with these laws and regulations, we are subject to increased risks of governmental investigations, civil fraud actions, criminal prosecutions, whistleblower lawsuits and other enforcement actions. For example, the Company reached an agreement in August 2023 with the U.S. government related to an investigation of alleged violations by the Company of the civil False Claims Act. Although the Company did not admit to any liability under the terms of the settlement agreement, the Company agreed to pay the U.S. government a settlement amount, ending the government’s investigation and releasing the Company from further liability for the issues under investigation. The U.S. laws and regulations to which we are subject include, but are not limited to, the Export Administration Regulations, the Federal Acquisition Regulation, the False Claims Act, International Traffic in Arms Regulations, regulations from the Bureau of Alcohol, Tobacco and Firearms and the FCPA. Moreover, we are subject to a wide range of similar laws and regulations in other countries throughout the world. Failure, or the perceived failure, to comply with applicable requirements also could harm our reputation and our ability to compete for future government contracts or sell commercial equivalent products. Any of these outcomes could have a material adverse effect on our business, operations, financial condition, liquidity, and results of operations.

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

Certain of our products, including purchased components of such products, are subject to U.S. and non-U.S. export control laws and regulations, and may be exported only with the required export license or through an export license exception. In addition, we are required to comply with certain U.S. and non-U.S. economic sanctions and trade embargoes that restrict our ability to transact or deal with certain persons, countries, regions, and governments. These laws and regulations are complex, may change frequently and with limited notice, have generally become more stringent over time and have intensified under recent U.S. administrations, especially in light of ongoing tensions between the U.S. and China. For example, in 2019, the U.S. government added certain of the Company’s customers based in China to the “Entity List” maintained by the U.S. Department of Commerce, which imposes additional restrictions on sales to such customers. Further, in 2022, the U.S. Commerce Department’s Bureau of Industry Security released new export control regulations that restrict the provision to China of certain technology, software, manufacturing equipment and commodities that are used to make certain advanced computing integrated circuits (“ICs”) and supercomputers. These changes include new restrictions on the ability of U.S. companies to provide certain services to any facility in China that manufactures certain advanced ICs. Although, to date, none of such restrictions have had a material adverse effect on the Company’s business, financial condition and results of operations, the U.S. government has the power to place even greater restrictions, and such restrictions could further limit or prohibit the Company from selling its products or providing its services. In addition, we cannot ensure that our policies and procedures designed to maintain compliance with applicable rules and regulations will be effective in preventing instances of non-compliance. If we were to fail to comply with applicable export control restrictions (for example, by failing to obtain required export licensing), customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines, the incarceration of responsible employees and managers, reputational harm, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

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

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies will be required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but will not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the year ended December 31, 2023. However, the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released.

The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework, known as Pillar Two, provides guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The EU member states have agreed to adopt these rules in two stages with the first component effective on January 1, 2024, while the second component will be effective January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on a similar timeline. Certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework, while several other countries are expected to also implement similar legislation with varying effective dates in the future. When and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions.

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

Given our global manufacturing presence, any future regulations relating to GHG emissions and/or other climate change-related laws and regulations, beyond initiatives already in process at the Company, could subject us to additional and/or unforeseen compliance costs and limitations, increased energy and raw material costs and incremental capital expenditure requirements. In addition, governmental bodies are increasingly adopting and considering adopting additional mandatory climate-related reporting obligations, and potentially GHG emissions reduction requirements, and these regulatory developments, to the extent we are subject to them, will likely result in increased corporate and operational general and administrative efforts and associated costs and expenses.

There have been various new laws around the world that have been passed and will require additional ESG-related disclosure. For example, in Europe, the EU finalized the Corporate Sustainability Reporting Directive (“CSRD”), which introduces more prescriptive sustainability reporting requirements for EU companies as well as certain non-EU companies, and will apply to all in-scope companies by January 1, 2028. In the United States, the SEC has proposed climate-related disclosure rules that have not yet been enacted as of the date of this report, and certain states have begun to pass their own ESG-related laws. For example, on October 7, 2023, the governor of California signed and enacted into law two climate-related disclosure bills (SB-253, Climate Corporate Data Accountability Act and SB-261, Greenhouse Gases: Climate-Related Financial Risk), which will require compliance as early as 2026.

Any future regulatory changes in any of the jurisdictions in which we operate could result in transition risks to the Company, including, but not limited to: (i) the nature and timing of any requirement to lower GHG emissions and adopt more energy-efficient energy use, which could result in changes or disruptions to the way the Company operates, (ii) financial risks where the compliance with such regulations requires unforeseen capital expenditures and becomes costly or financially burdensome, (iii) legal risks associated with the failure to adapt to or comply with future climate change-related regulations, (iv) risks of climate litigation associated with our disclosures and/or operations; (v) risks associated with the implementation of any new technologies required to comply with such regulations, which could impede our ability to develop new products, meet customer and market demand or compete on pricing and quality in the market, and/or (vi) reputational risks associated with our customers’ and investors’ perceptions of the Company and their preferences for maintaining relationships with companies with lower emissions, all of which could harm our reputation in the marketplace.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented an information security and cybersecurity risk management program (“Program”) intended to protect and preserve the confidentiality, integrity and availability of our data and information technology systems. Our Program is integrated into our overall enterprise risk management program. We use the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”) as a benchmark to ensure that our Program is maintained in line with industry best practices. This does not imply that we meet any particular technical standards, specifications or requirements, but it does mean that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

The Company maintains a decentralized information technology infrastructure, where each of our business units utilizes a separate and distinct information technology system. This means that if any business unit’s systems are compromised, there is significantly less risk that another business unit will be impacted by that event. This decentralized structure also allows our information security professionals embedded within an individual business unit to make quick, efficient decisions when changes or actions are needed and provides an additional safeguard for our data and systems.

Our Program includes:

●	risk assessments and penetration tests integrated within our overall risk management processes that are designed to identify cybersecurity and technology risks, as well as to formulate management actions to respond to, mitigate and remediate material issues (if any);
●	annual management reporting to the Board of Directors (the “Board”);
●	reporting of the scope, objectives and results of internal audits on the procedures performed on the control environment related to our information security systems and security controls to the Audit Committee at least two times a year;
●	annual cybersecurity awareness training to instruct employees how to better identify cybersecurity concerns and to avoid actions that might inadvertently allow outsiders to access our systems;
●	installation of end point protection software on our Company-managed systems and workstations in an effort to detect and prevent malicious code from impacting our systems;
●	a cross-functional team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, monitor, test or otherwise assist with aspects of our security controls and response to cybersecurity incidents; and
●	a documented framework and supporting processes for handling security incidents that facilitates coordination across multiple parts of the Company.

We have not identified risks from known cybersecurity threats, including as a result of any prior security breach, that have materially affected or are reasonably likely to materially affect us, including our business strategy, financial condition and results of operations. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For a discussion of certain risks related to cybersecurity, refer to the risk factor titled “Cybersecurity incidents affecting our information technology systems could disrupt business operations or cause the release of highly sensitive confidential or personal information, resulting in adverse impacts to our reputation and operating results and potentially leading to litigation and/or governmental investigations, fines and other penalties” in Part I, Item 1A. Risk Factors herein.

Cybersecurity Governance

Our Board maintains oversight responsibility relating to our Program, with assistance from the Audit Committee. At least annually, our management team (including the leaders of our Information Technology and Internal Audit teams) provides an update regarding our Program to the Board. This update provides an overall assessment of the effectiveness of our Program and a review of areas of focus for the upcoming year. The Board also receives periodic reports from our Vice President, Internal Audit, on the audit focus areas and control testing related to our information security systems and security controls, and our management team updates the Board, as necessary, regarding any material cybersecurity incidents.

Our management team, including our Senior Vice President and Chief Financial Officer, Senior Vice President and General Counsel, Vice President, Information Technology, and Vice President, Internal Audit, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our Program and our Vice President, Information Technology, supervises both our internal information security personnel and our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information technology personnel and external consultants engaged by us, as well as alerts and reports produced by security tools deployed in our information technology environment.

Our management team’s experience includes knowledge related to information technology, cybersecurity and incidence response, risk management, control analysis and corporate governance. For additional details about our management team and their experience, refer to the Executive Leadership page on the Company’s website at https://www.amphenol.com/governance/leadership.

Item 2. Properties

The Company’s fixed assets include factories and warehouses and a substantial quantity of machinery and equipment. The Company’s factories, warehouses and machinery and equipment are generally in good operating condition, are reasonably maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2023, the Company operated approximately 280 manufacturing facilities with approximately 27 million square feet, of which approximately 19 million square feet were leased. Manufacturing facilities located in the U.S. had approximately 5 million square feet, of which approximately 2 million square feet were leased. Manufacturing facilities located outside the U.S. had approximately 22 million square feet, of which approximately 17 million square feet were leased. The square footage by segment related to our manufacturing facilities was approximately 7 million square feet, 11 million square feet and 9 million square feet for the Harsh Environment Solutions segment, Communications Solutions segment and Interconnect and Sensor Systems segment, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company effected the initial public offering of its Class A Common Stock (“Common Stock”) in November 1991. The Company’s Common Stock has been listed on the New York Stock Exchange since that time under the ticker symbol “APH”. As of January 31, 2024, there were 31 holders of record of the Company’s Common Stock. A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its Common Stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of Amphenol over a period of five years ending December 31, 2023 with the performance of the Standard & Poor’s 500 (“S&P 500”) Stock Index and the Dow Jones U.S. Electrical Components & Equipment Index. This graph assumes that $100 was invested in our Common Stock and each index on December 31, 2018, reflects reinvested dividends, and is weighted on a market capitalization basis as of the beginning of each year. Each reported data point below represents the last trading day of each calendar year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

Dividends

Contingent upon declaration by the Company’s Board of Directors (the “Board”), the Company pays a quarterly dividend on shares of its Common Stock.

The following table sets forth the dividends declared per common share for each quarter of 2023 and 2022:

	2023	2022
First Quarter	$0.21	$0.20
Second Quarter	0.21	0.20
Third Quarter	0.21	0.20
Fourth Quarter	0.22	0.21
Total	$0.85	$0.81

Dividends declared and paid for the years ended December 31, 2023 and 2022 (in millions) were as follows:

	2023	2022
Dividends declared	$507.4	$482.6
Dividends paid (including those declared in the prior year)	500.6	477.4

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

Repurchase of Equity Securities

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the three months and year ended December 31, 2023, the Company repurchased 1.3 million and 7.2 million shares of its Common Stock for $115.3 million and $585.1 million, respectively, under the 2021 Stock Repurchase Program. Of the total repurchases made in 2023, 5.5 million shares, or $435.8 million, have been retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase. From January 1, 2024 through January 31, 2024, the Company did not repurchase any additional shares of its Common Stock, and, as of February 1, 2024, the Company has remaining authorization to purchase up to $226.5 million of its Common Stock under the 2021 Stock Repurchase Program. The timing and amount of any future purchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

The Company’s stock repurchases during the three months and year ended December 31, 2023 were as follows:

(dollars in millions, except price per share)			Total Number of Shares	Maximum Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
First Quarter – 2023	2,117,279	$78.83	2,117,279	$644.7
Second Quarter – 2023	1,982,956	77.44	1,982,956	491.1
Third Quarter – 2023	1,734,259	86.11	1,734,259	341.8

Fourth Quarter – 2023:
October 1 to October 31, 2023	534,200	82.15	534,200	297.9
November 1 to November 30, 2023	599,079	86.38	599,079	246.2
December 1 to December 31, 2023	214,300	91.75	214,300	$226.5
	1,347,579	85.56	1,347,579

Total – 2023	7,182,073	$81.47	7,182,073

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the financial condition and results of operations for the years ended December 31, 2023, 2022 and 2021 has been derived from and should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”). The Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). Any references to the Company’s results in this Item 7 are specifically to our continuing operations only and exclude discontinued operations, unless otherwise noted. The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 7 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Overview

General

Amphenol is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial and high-speed specialty cable. In 2023, approximately 65% of the Company’s sales were outside the United States. The primary end markets for our products are:

●	information technology and communication devices and systems for the converging technologies of voice, video and data communications;

●	a broad range of industrial applications and traditional, hybrid and electric automotive applications; and

●	defense and commercial aerospace applications.

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

Reportable Business Segments

The Company aligns its businesses into the following three reportable business segments:

●Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, printed circuits and printed circuit assemblies and other products for use in the industrial, defense, commercial aerospace, automotive, mobile networks and information technology and data communications end markets.

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, together with antennas, for use in the information technology and data communications, mobile devices, industrial, mobile networks, broadband communications, automotive, commercial aerospace and defense end markets.

●Interconnect and Sensor Systems – the Interconnect and Sensor Systems segment designs, manufactures and markets a broad range of sensors, sensor-based systems, connectors and value-add interconnect systems used in the automotive, industrial, information technology and data communications, mobile networks, defense and commercial aerospace end markets.

This alignment reinforces the Company’s entrepreneurial culture and the clear accountability of each of our business unit general managers, while enhancing the scalability of Amphenol’s business for the future. For further details related to the Company’s reportable business segments, refer to Note 13 of the Notes to Consolidated Financial Statements herein.

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

In 2023, the Company reported net sales and operating income of $12,554.7 and $2,559.6, respectively, each representing a decrease of 1% from 2022, while net income from continuing operations attributable to Amphenol Corporation of $1,928.0 represented an increase of 1% from 2022. In 2023, the Company’s net income from continuing operations attributable to Amphenol Corporation was impacted by (a) excess tax benefits of $82.4 related to stock-based compensation resulting from stock option exercises and (b) the gain of $5.4 on a bargain purchase acquisition that closed in the second quarter of 2023, partially offset by (c) acquisition-related expenses of $34.6 ($30.2 after-tax) comprised primarily of external transaction costs, as well as the amortization of $12.4 related to the value associated with acquired backlog resulting from three of the acquisitions that closed in 2023. In 2022, the Company’s net income from continuing operations attributable to Amphenol Corporation was impacted by (a) excess tax benefits of $56.0 related to stock-based compensation resulting from stock option exercises, partially offset by (b) acquisition-related expenses of $21.5 ($18.4 after-tax) comprised primarily of the amortization related to the value associated with acquired backlog resulting from two acquisitions that closed in 2022, along with external transaction costs. Excluding the effects of these items, Adjusted Operating Income decreased by 1%, while Adjusted Net Income from continuing operations attributable to Amphenol Corporation increased slightly in 2023 compared to 2022. Adjusted Operating Income and Adjusted Net

Income from continuing operations attributable to Amphenol Corporation are both non-GAAP financial measures, each as defined in the “Non-GAAP Financial Measures” section below and reconciled within this Part II, Item 7. Sales and profitability trends are discussed in detail in “Results of Operations” below. In addition, a strength of the Company has been its ability to consistently generate net cash provided by operating activities from continuing operations (“Operating Cash Flow”). The Company uses Operating Cash Flow to fund capital expenditures and acquisitions, repurchase shares of the Company’s Class A Common Stock (“Common Stock”), pay dividends and reduce indebtedness. In 2023, the Company generated Operating Cash Flow of $2,528.7 and Free Cash Flow of $2,159.9, compared to Operating Cash Flow of $2,174.6 and Free Cash Flow of $1,796.4 in 2022. Free Cash Flow, a non-GAAP financial measure, is defined in the “Non-GAAP Financial Measures” section below and reconciled within this Part II, Item 7.

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies will be required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but will not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the year ended December 31, 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

Pillar Two Framework

The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework, known as Pillar Two, provides guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The European Union (“EU”) member states have agreed to adopt these rules in two stages with the first component effective on January 1, 2024, while the second component will be effective January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on a similar timeline. Certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework, while several other countries are expected to also implement similar legislation with varying effective dates in the future. When and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions. The Company has done a preliminary review of currently enacted legislation and does not expect the initial implementation to materially impact future results. However, the Company will continue to evaluate the potential impact of Pillar Two on the Company and its future results, as additional countries adopt legislation and issue individual guidance on their enacted legislation.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the years indicated.

	Year Ended December 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.5	68.1	68.7
Acquisition-related expenses	0.3	0.2	0.6
Selling, general and administrative expenses	11.9	11.3	11.3
Operating income	20.4	20.5	19.4
Interest expense	(1.1)	(1.0)	(1.1)
Gain on bargain purchase acquisition	—	—	—
Other income (expense), net	0.2	0.1	—
Income from continuing operations before income taxes	19.6	19.5	18.3
Provision for income taxes	(4.1)	(4.4)	(3.8)
Net income from continuing operations	15.5	15.2	14.5
Net income from continuing operations attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)
Net income from continuing operations attributable to Amphenol Corporation	15.4	15.1	14.4
Income from discontinued operations attributable to Amphenol Corporation	—	—	0.2
Net income attributable to Amphenol Corporation	15.4%	15.1%	14.6%

Note: Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

2023 Compared to 2022

Net sales were $12,554.7 for the year ended December 31, 2023 compared to $12,623.0 for the year ended December 31, 2022, which represented a decrease of 1% in U.S. dollars and 3% organically (excluding both currency and acquisition impacts), while flat in constant currencies compared to the prior year. The decrease in net sales in 2023 was driven by a sales decline in the Communications Solutions segment, partially offset by growth in the Harsh Environment Solutions and Interconnect and Sensor Systems segments, as described below. From an end market standpoint, the decrease in net sales was driven by organic declines in the information technology and data communications (“IT datacom”), mobile networks, mobile devices, industrial and broadband communications markets, partially offset by robust organic growth in the automotive, defense and commercial aerospace markets, along with contributions from the Company’s acquisition program. Net sales to the automotive market increased approximately $310.5, reflecting broad-based strength across our global automotive markets, in particular, next-generation electronics, including electric and hybrid drive trains. Net sales to the defense market increased approximately $237.6, driven by broad-based strength across virtually all defense applications, particularly related to naval, aircraft engines, helicopters, communications, and space-related applications, as well as contributions from acquisitions. Net sales to the commercial aerospace market increased approximately $117.9, primarily due to increased broad-based demand across all aircraft applications, in particular larger passenger planes. Net sales to the industrial market remained flat, as contributions from acquisitions, along with growth in medical, oil and gas, mass transit and transportation applications were offset by moderations in industrial instrumentation, battery and electric heavy vehicles, factory automation and heavy equipment applications. Net sales to the IT datacom market decreased approximately $362.8, as we experienced moderations across a broad array of applications including networking equipment, cloud storage, transmission, consumer electronics and servers, partially offset by strong growth in artificial intelligence-related applications. Net sales to the mobile networks market decreased approximately $163.9, driven by broad-based moderations in demand from mobile network operators and wireless equipment manufacturers, partially offset by contributions from acquisitions. Net sales to the mobile devices market decreased approximately $161.5, driven by declines in sales in laptops, wearable devices, tablets and production-related products, partially offset by growth in smartphones. Net sales to the broadband communications market decreased approximately $46.4, driven by moderations in demand from broadband service operators.

Net sales in the Harsh Environment Solutions segment (approximately 28% of net sales) increased 14% in U.S. dollars, 14% in constant currencies and 9% organically, in 2023, compared to 2022. The sales growth in 2023 was primarily driven by strong organic growth in the defense, commercial aerospace, automotive and IT datacom markets, along with contributions from the Company’s acquisition program, partially offset by organic declines in the industrial and mobile networks markets.

Net sales in the Communications Solutions segment (approximately 39% of net sales) decreased 13% in U.S. dollars, 12% in constant currencies and 13% organically, in 2023, compared to 2022. The sales decline in 2023 was primarily driven by organic declines in the IT datacom, industrial, mobile networks, mobile devices and broadband communications markets, partially offset by strong organic growth in the automotive market, along with modest contributions from the Company’s acquisition program.

Net sales in the Interconnect and Sensor Systems segment (approximately 33% of net sales) increased 6% in U.S. dollars, 7% in constant currencies and 3% organically, in 2023, compared to 2022. The sales growth in 2023 was primarily driven by strong organic growth in the automotive and commercial aerospace markets, and moderate growth in the industrial and defense markets, along with contributions from the Company’s acquisition program, partially offset by organic declines in the IT datacom and mobile networks markets.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the year ended December 31, 2023 compared to the year ended December 31, 2022:

			Percentage Growth (relative to prior year) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Net sales by:	2023	2022	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Segment:
Harsh Environment Solutions	$3,530.8	$3,107.2	14%	—%	14%	5%	9%
Communications Solutions	4,912.8	5,652.4	(13)%	(1)%	(12)%	1%	(13)%
Interconnect and Sensor Systems	4,111.1	3,863.4	6%	—%	7%	3%	3%
Consolidated	$12,554.7	$12,623.0	(1)%	—%	—%	3%	(3)%

Geography (6):
United States	$4,405.4	$4,155.2	6%	—%	6%	5%	1%
Foreign	8,149.3	8,467.8	(4)%	(1)%	(3)%	1%	(4)%
Consolidated	$12,554.7	$12,623.0	(1)%	—%	—%	3%	(3)%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Consolidated Statements of Income and Note 13 of the Notes to Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting year compared to the prior reporting year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the prior year from current year net sales, taken as a percentage of the prior year’s net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 7.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current year and/or prior comparable year presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The decrease in foreign net sales in 2023 compared to 2022 was primarily driven by sales declines in Asia. The comparatively stronger U.S. dollar in 2023 had the effect of decreasing sales by approximately $61.1, compared to 2022.

Selling, general and administrative expenses were $1,489.9, or 11.9% of net sales for 2023, compared to $1,420.9, or 11.3% of net sales, for 2022. The increase in Selling, general and administrative expenses as a percentage of net sales in 2023 was primarily driven by the effect of acquisitions, which currently have higher selling, general and administrative expenses as a percentage of net sales compared to the Company average. Administrative expenses increased $26.2 in 2023 and represented approximately 4.8% of net sales in 2023 and 4.6% of net sales in 2022. Research and development expenses increased $18.6 in 2023, primarily related to increases in expenses for new product development, and represented approximately 2.7% of net sales in 2023 and 2.6% of net sales in 2022. Selling and marketing expenses increased $24.2 in 2023 compared to 2022, and represented approximately 4.3% of net sales in 2023 and 4.1% of net sales in 2022.

Operating income was $2,559.6, or 20.4% of net sales, in 2023, compared to $2,585.8, or 20.5% of net sales, in 2022. Operating income in 2023 included acquisition-related expenses of $34.6, comprised primarily of external transaction costs, as well as the amortization related to the value associated with acquired backlog resulting from three of the acquisitions that closed in 2023. Operating income in 2022 included acquisition-related expenses of $21.5, comprised primarily of the amortization related to the value associated with acquired backlog resulting from two acquisitions that closed in 2022, along with external transaction costs. The acquisition-related expenses in 2023 and 2022 had the effect of decreasing net income from continuing operations by $30.2, or $0.05 per share, and $18.4, or $0.03 per share, respectively. Acquisition-related expenses are presented separately in the Consolidated Statements of Income. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, each as defined in the “Non-GAAP Financial Measures” section below, were $2,594.2 and 20.7% of net sales, respectively, in 2023, and $2,607.3 and 20.7% of net sales, respectively, in 2022. While Adjusted Operating Income decreased modestly from 2022, Adjusted Operating Margin remained flat in 2023 relative to 2022, as the benefit of pricing actions and strong operational performance were offset by the operating leverage on the lower sales volumes, along with the negative impact on operating margin related to acquisitions that are currently operating below the average operating margin of the Company.

Operating income for the Harsh Environment Solutions segment in 2023 was $943.9, or 26.7% of net sales, compared to $801.6, or 25.8% of net sales in 2022. The increase in operating margin for the Harsh Environment Solutions segment for 2023 compared to 2022 was primarily driven by normal operating leverage on the higher sales volumes and strong operational performance, combined with the benefit of pricing actions, all partially offset by the negative impact on operating margin related to acquisitions that are currently operating below the average operating margin of the Company.

Operating income for the Communications Solutions segment in 2023 was $1,063.5, or 21.6% of net sales, compared to $1,245.7, or 22.0% of net sales in 2022. The decrease in operating margin for the Communications Solutions segment for 2023 compared to 2022 was primarily driven by operating leverage on the lower sales volumes, partially offset by the benefit of pricing actions and strong operational performance.

Operating income for the Interconnect and Sensor Systems segment in 2023 was $753.7, or 18.3% of net sales, compared to $716.5, or 18.5% of net sales in 2022. The modest decrease in operating margin for the Interconnect and Sensor Systems segment for 2023 compared to 2022 was primarily driven by the negative impact on operating margin related to acquisitions that are currently operating below the average operating margin of the Company, partially offset by the normal operating leverage on the higher sales volumes combined with the benefit of pricing actions.

Interest expense was $139.5 in 2023 compared to $128.4 in 2022. The increase in interest expense was driven by the higher interest rate environment, which primarily impacted borrowings under the Company’s U.S. Commercial Paper Program that were outstanding throughout much of 2023. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

Provision for income taxes was at an effective rate of 20.7% in 2023 and 22.3% in 2022. Provision for income taxes in 2023 included excess tax benefits of $82.4 from stock option exercises as well as the effect of the gain from the bargain purchase acquisition that closed in the second quarter of 2023, all of which were partially offset by the tax effects related to acquisition-related expenses during the year. These items had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Provision for income taxes in 2022 included excess tax benefits of $56.0 from stock option exercises, partially offset by the tax effects related to acquisition-related expenses during the year. These items had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 7, was 24.0% and 24.5% for 2023 and 2022, respectively, as reconciled in the table below to the comparable effective tax rate based on GAAP results. For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 6 of the Notes to Consolidated Financial Statements.

Net income from continuing operations attributable to Amphenol Corporation and Net income from continuing operations per common share attributable to Amphenol Corporation-Diluted (“Diluted EPS”) were $1,928.0 and $3.11, respectively, for 2023, compared to $1,902.3 and $3.06, respectively, for 2022. Excluding the effect of the items discussed above, Adjusted Net Income from continuing operations attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $1,870.4 and $3.01, respectively, for 2023, compared to $1,864.7 and $3.00, respectively, for 2022.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income from continuing operations attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (all on a continuing operations basis only, each as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2023 and 2022:

	2023					2022
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$2,559.6	20.4%	$1,928.0	20.7%	$3.11	$2,585.8	20.5%	$1,902.3	22.3%	$3.06
Acquisition-related expenses	34.6	0.3	30.2	(0.2)	0.05	21.5	0.2	18.4	(0.1)	0.03
Gain on bargain purchase acquisition	—	—	(5.4)	0.1	(0.01)	—	—	—	—	—
Excess tax benefits related to stock-based compensation	—	—	(82.4)	3.4	(0.13)	—	—	(56.0)	2.3	(0.09)
Adjusted (non-GAAP) (2)	$2,594.2	20.7%	$1,870.4	24.0%	$3.01	$2,607.3	20.7%	$1,864.7	24.5%	$3.00

Note: All data in the tables above are on a continuing operations basis only and exclude results associated with discontinued operations.

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

2022 Compared to 2021

Net sales were $12,623.0 for the year ended December 31, 2022 compared to $10,876.3 for the year ended December 31, 2021, which represented an increase of 16% in U.S. dollars, 19% in constant currencies and 15% organically (excluding both currency and acquisition impacts) compared to the prior year. The increase in net sales in 2022 was driven by robust growth across all three reportable business segments, as described below. From an end market standpoint, the increase in net sales was driven by robust organic growth across most end markets, including the automotive, IT datacom, industrial, broadband communications and commercial aerospace markets, moderate organic growth in the defense, mobile networks and mobile devices markets, and contributions from the Company’s acquisition program. Net sales to the automotive market increased approximately $470.1, reflecting broad-based growth across our global automotive market, including the Company’s strength in next-generation electronics, in particular electric and hybrid drive trains, power management, infotainment communications, antenna and antenna assemblies, charging stations, and safety and security systems. Net sales to the IT datacom market increased approximately $414.6, as we continue to benefit from our strong technology solutions and leading position across a broad array of applications as customers continue to support higher demand for increased bandwidth and cloud storage, along with contributions from acquisitions. Net sales to the industrial market increased approximately $399.7, with broad-based growth across nearly all market segments of the global industrial market, with particular strength in e-mobility applications primarily in heavy and commercial vehicles, along with strong growth in factory automation, alternative energy, medical, and transportation applications, as well as contributions from acquisitions. Net sales to the broadband communications market increased approximately $241.2, driven by increased overall demand from broadband service operators related to data network upgrades and expansions, along with contributions from acquisitions. Net sales to the commercial aerospace market increased approximately $85.6, primarily due to the continued recovery in travel and demand for aircraft, along with contributions from acquisitions. Net sales to the defense market increased approximately $47.9, driven by strength in space-related applications, unmanned aerial vehicles, ground vehicles, and avionics, as well as contributions from acquisitions. Net sales to the mobile networks market increased approximately $46.4, driven by continued recovery in demand from mobile networks equipment manufacturers and mobile operators, along with contributions from acquisitions. Net sales to the mobile devices market increased approximately $41.2, driven by growth in products incorporated into smartphones and wearable devices, partially offset by moderations in sales of tablets, hearable devices and laptops.

Net sales in the Harsh Environment Solutions segment (approximately 25% of net sales) increased 13% in U.S. dollars, 16% in constant currencies and 15% organically, in 2022, compared to 2021. The sales growth in 2022 was driven by strong organic growth in the industrial, automotive and commercial aerospace markets, and moderate organic growth in the defense, mobile networks and IT datacom markets, along with contributions from the Company’s acquisition program.

Net sales in the Communications Solutions segment (approximately 45% of net sales) increased 17% in U.S. dollars, 19% in constant currencies and 13% organically, in 2022, compared to 2021. The sales growth in 2022 was driven by strong organic growth across several end markets, in particular the IT datacom, broadband communications and automotive markets, and moderate organic growth in the mobile devices, industrial and mobile networks markets, along with contributions from the Company’s acquisition program.

Net sales in the Interconnect and Sensor Systems segment (approximately 30% of net sales) increased 17% in U.S. dollars, 23% in constant currencies and 18% organically, in 2022, compared to 2021. The sales growth in 2022 was primarily driven by strong organic growth in the automotive, industrial, IT datacom, defense and commercial aerospace markets, along with contributions from the Company’s acquisition program, partially offset by a moderate decline in the mobile networks market.

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

Selling, general and administrative expenses were $1,420.9, or 11.3% of net sales for 2022, compared to $1,226.3, or 11.3% of net sales, for 2021. Selling, general and administrative expenses as a percentage of net sales in 2022 remained flat as the leverage on the higher sales volumes during the year was offset by the Sensors business (“MTS Sensors”) of MTS Systems Corporation (“MTS”), acquired in early 2021, having higher selling, general and administrative expenses as a percentage of net sales compared to the Company average. Administrative expenses increased $90.6 in 2022 and represented approximately 4.6% of net sales in 2022 and 4.5% of net sales in 2021. Research and development expenses increased $5.9 in 2022, primarily related to increases in expenses for new product development, and represented approximately 2.6% of net sales in 2022 and 2.9% of net sales in 2021. Selling and marketing expenses increased $98.1 in 2022 compared to 2021, and represented approximately 4.1% of net sales in 2022 and 3.8% of net sales in 2021.

Operating income was $2,585.8, or 20.5% of net sales, in 2022, compared to $2,105.1, or 19.4% of net sales, in 2021. Operating income in 2022 included acquisition-related expenses of $21.5, comprised primarily of the amortization related to the value associated with acquired backlog resulting from two acquisitions that closed in 2022, along with external transaction costs. Operating income in 2021 included acquisition-related expenses of $70.4, comprised primarily of transaction, severance, restructuring and certain non-cash purchase accounting costs related to the acquisition of MTS in the second quarter of 2021, along with external transaction costs and certain non-cash purchase accounting costs related to the acquisition of Halo Technology Limited (“Halo”) in the fourth quarter of 2021. The acquisition-related expenses in 2022 and 2021 had the effect of decreasing net income from continuing operations by $18.4, or $0.03 per share, and $57.3, or $0.09 per share, respectively. Acquisition-related expenses are presented separately in the Consolidated Statements of Income. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, each as defined in the “Non-GAAP Financial Measures” section below, were $2,607.3 and 20.7% of net sales, respectively, in 2022, and $2,175.5 and 20.0% of net sales, respectively, in 2021. The increases in Adjusted Operating Income and Adjusted Operating Margin in 2022 relative to 2021 was driven by all three segments, as described below.

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

Interest expense was $128.4 in 2022 compared to $115.5 in 2021. The increase in interest expense was driven by the higher interest rate environment and its impact on the balance outstanding under the Company’s U.S. Commercial Paper Program. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

Provision for income taxes was at an effective rate of 22.3% in 2022 and 20.6% in 2021. Provision for income taxes in 2022 included excess tax benefits of $56.0 from stock option exercises, partially offset by the tax effects related to acquisition-related expenses during the year. These items had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Provision for income taxes in 2021 included (i) excess tax benefits of $63.4 from stock option exercises and (ii) a discrete tax benefit of $14.9 related to the settlement of uncertain tax positions in certain non-U.S. jurisdictions, all of which were partially offset by the tax effects related to acquisition-related expenses during the year. These items had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 7, was 24.5% and 24.3% for 2022 and 2021, respectively, as reconciled in the table below to the comparable effective tax rate based on GAAP results. For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 6 of the Notes to Consolidated Financial Statements.

Net income from continuing operations attributable to Amphenol Corporation and Diluted EPS were $1,902.3 and $3.06, respectively, for 2022, compared to $1,569.4 and $2.51, respectively, for 2021. Excluding the effect of the items discussed above, Adjusted Net Income from continuing operations attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $1,864.7 and $3.00, respectively, for 2022, compared to $1,548.4 and $2.48, respectively, for 2021.

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

Liquidity and Capital Resources

Liquidity and Cash Requirements

At December 31, 2023 and 2022, the Company had cash, cash equivalents and short-term investments of $1,660.2 and $1,434.2, respectively, with the majority of the Company’s cash, cash equivalents and short-term investments on hand located outside of the United States. The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash, cash equivalents and short-term investments on hand, as well as availability under the U.S. Commercial Paper Program, the Euro Commercial Paper Program, the Revolving Credit Facility, and the Term Loan (all of which are defined and discussed in more detail below within this Item 7).  The Company believes that these sources of liquidity, along with access to capital markets (which the Company accessed in March 2023 in connection with the issuance of the 2026 Senior Notes, as defined and discussed in more detail below within this Item 7), provide adequate liquidity to meet both its short-term (next 12 months) and reasonably foreseeable long-term requirements and obligations.

Cash Requirements from Known Contractual and Other Obligations

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, payments associated with the one-time tax on the deemed repatriation of all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries (“Transition Tax”), which is payable in annual installments until 2025, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, and other contractual obligations and commitments (refer to the table below for the Company’s material cash requirements from known contractual and other obligations). The Company may also use cash to fund all or part of the cost of future acquisitions, as was the case with our 2023 acquisitions. The Company expects that capital expenditures in 2024 will be in a range of 3% to 4% of net sales. The Company’s debt service requirements primarily consist of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility, Commercial Paper Programs and the Term Loan (all as defined below). As of December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, Term Loan, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of 2023, the proceeds of which were used for general corporate purposes, and the Company may make additional borrowings under any of its debt instruments in the future. As a result of increases in the federal funds rate by the U.S. Federal Reserve beginning in early 2022 and through the middle of 2023, the floating interest rates related to our U.S. Commercial Paper Program (as well as our Revolving Credit Facility and Term Loan, to the extent either are drawn upon in the future) have increased substantially over this same period, a trend that could continue into 2024 and potentially beyond. To the extent that interest rates related to this floating rate debt increase further and the Company borrows under any of these floating interest rate instruments in the future, interest expense and interest payments would increase. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows in 2024, there can be no assurance that interest rates will not change significantly from current levels.

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of December 31, 2023, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied.

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Debt (1)	$4,358.8	$354.0	$1,305.2	$552.3	$2,147.3
Interest related to senior notes	542.6	109.1	186.3	149.0	98.2
Operating leases (2)	332.2	99.8	126.0	59.7	46.7
Purchase obligations (3)	968.7	932.4	28.1	6.4	1.8
Accrued pension and postretirement benefit obligations (4)	52.1	5.8	10.0	10.3	26.0
Transition tax (5)	62.9	30.1	32.8	—	—
Total (6)	$6,317.3	$1,531.2	$1,688.4	$777.7	$2,320.0
(1)	The Company has excluded expected interest payments on the Revolving Credit Facility, Term Loan, U.S. Commercial Paper Program and Euro Commercial Paper Program from the above table, as this calculation is largely dependent on average debt levels during each of the years presented. The actual interest payments made related to the Company’s Revolving Credit Facility, Term Loan and both Commercial Paper Programs combined, in 2023, were approximately $17.5. Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by items such as future acquisitions, repurchases of Common Stock and dividend payments, as well as payments or additional borrowings made to reduce or increase the underlying revolver balance.

(2)	The Company’s operating lease payments included in this table reflect the future minimum undiscounted fixed lease payments, which serve as the basis for calculating the Company’s operating lease liabilities as of December 31, 2023. The table above excludes any variable lease payments not included in the measurement of the Company’s right-of-use assets and operating lease liabilities, due to their uncertainty. Finance leases are not material to the Company individually or in the aggregate and as such have been excluded from the table above.

(3)	Purchase obligations relate primarily to open purchase orders for goods and services, including but not limited to, raw materials and components to be used in production.

(4)	This table includes estimated benefit payments expected to be made under the Company’s unfunded pension and postretirement benefit plans, as well as the anticipated minimum required contributions under the Company’s funded pension plans, the most significant of which covers certain of its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to our defined benefit pension plans in the United States (“U.S. Plans”) due to prior contributions made in excess of minimum requirements, and as a result, there was no anticipated minimum required contribution included in the table above related to the U.S. Plans for 2024. The Company did not make any voluntary contributions to its U.S. Plans in 2023 and 2022. It is not possible to reasonably estimate expected required contributions in the above table after 2024, since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(5)	As a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) in December 2017, the United States changed to a modified territorial tax system, which significantly reduced the U.S. tax expense associated with the remittance of foreign earnings, among other changes. The Tax Act also imposed the Transition Tax associated with all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries. As a result, on December 31, 2017, the Company recorded a provisional U.S. tax expense for the Transition Tax, which was adjusted and finalized in 2018. The Transition Tax is to be paid in annual installments over the eight-year period until 2025, as permitted under the Tax Act. The table above reflects the remaining amounts associated with the Transition Tax, which is net of applicable tax credits and deductions. The sixth installment of the Transition Tax was paid in the second quarter of 2023.

(6)	As of December 31, 2023, the Company has recorded net liabilities of approximately $207.7 related to unrecognized tax benefits. These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows. It is difficult to make a reasonably reliable estimate of the amount and period in which all of these liabilities might be paid.

Repatriation of Foreign Earnings and Related Income Taxes

The Company has previously indicated an intention to repatriate most of its pre-2023 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2023 foreign earnings. The Company intends to distribute certain 2023 foreign earnings and, as of December 31, 2023, has accrued foreign and U.S. state and local taxes, where applicable, on those foreign earnings that it intends to repatriate, and intends to indefinitely reinvest the remaining 2023 foreign earnings. The Company intends to (i) evaluate certain post-2023 earnings for repatriation, and will accrue for those distributions where appropriate, and (ii) indefinitely reinvest all other foreign earnings. In addition, the Company paid its sixth annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2023, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, in annual installments over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. As of December 31, 2023, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,350 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the years ended December 31, 2023, 2022 and 2021, as reflected in the Consolidated Statements of Cash Flow:

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities from continuing operations	$2,528.7	$2,174.6	$1,523.9
Net cash used in investing activities from continuing operations	(1,393.7)	(731.1)	(2,604.4)
Net cash used in financing activities from continuing operations	(1,012.4)	(1,196.7)	(145.1)
Net cash change from discontinued operations	—	—	733.0
Effect of exchange rate changes on cash and cash equivalents	(20.7)	(70.8)	(12.3)
Net increase (decrease) in cash and cash equivalents	$101.9	$176.0	$(504.9)

Note: Net cash change from discontinued operations in the table above, during the year ended December 31, 2021, includes the proceeds from the sale of the Divested MTS business, as defined and discussed in further detail in Note 11 of the Notes to Consolidated Financial Statements.

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Operating Cash Flow was $2,528.7 in 2023, compared to $2,174.6 in 2022 and $1,523.9 in 2021. The increase in Operating Cash Flow in 2023 compared to 2022 is primarily due to an overall decrease in the net components of working capital in 2023, as discussed in more detail below. The increase in Operating Cash Flow in 2022 compared to 2021 was primarily due to both an increase in net income from continuing operations and a lower usage of cash related to the change in working capital as discussed below.

In 2023, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow decreased $149.8, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accounts receivable of $146.4 and inventories of $71.4, partially offset by a decrease in accounts payable of $34.6 and an increase in prepaid expenses and other current assets of $34.1. In 2022, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $193.1, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in inventories of $278.5 and accounts receivable of $273.1, partially offset by increases in accrued liabilities, including income taxes, of $246.3 and accounts payable of $62.5, and a decrease in prepaid expenses and other current assets of $49.7. In 2021, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $496.4, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable, inventories, and prepaid expenses and other current assets of $398.4, $263.0 and $20.2, respectively, partially offset by increases in accounts payable of $131.7 and accrued liabilities, including income taxes, of $53.5.

The following describes the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets at December 31, 2023 compared to December 31, 2022. Accounts receivable decreased $12.9 to $2,618.4, driven by the decrease in days sales outstanding as noted below, which was largely offset by the impact of the 10 acquisitions (collectively, the “2023 Acquisitions”) that closed during 2023 and the effect of translation from exchange rate changes (“Translation”) at December 31, 2023 compared to December 31, 2022. Days sales outstanding at December 31, 2023 and 2022 were 70 days and 73 days, respectively. Inventories increased $73.5 to $2,167.1, which was primarily driven by the impact of the 2023 Acquisitions. Inventory days at December 31, 2023 and 2022 were 85 days and 86 days, respectively. Prepaid expenses and other current assets increased $69.6 to $389.6, primarily due to increases in various prepaid expenses and other current receivables, along with the impact of the 2023 Acquisitions. Property, plant and equipment, net, increased $110.4 to $1,314.7, primarily due to capital expenditures of $372.8, the impact of the 2023 Acquisitions and Translation, partially offset by depreciation of $313.7 and disposals. Goodwill increased $646.3 to $7,092.4, primarily driven by goodwill recognized as a result of the 2023 Acquisitions, along with Translation. Other intangible assets, net, increased $100.7 to $834.8, primarily due to the recognition of certain intangible assets related to the 2023 Acquisitions, partially offset by amortization of $86.0 associated with the Company’s current intangible assets. Accounts payable increased $41.8 to $1,350.9, primarily due to the impact of the 2023 Acquisitions. Payable days at December 31, 2023 and 2022 were 55 days and 54 days, respectively. Total accrued expenses, including accrued income taxes, increased $83.7 to $1,448.0, primarily due to the impact of the 2023 Acquisitions and increases in certain other accrued expenses, partially offset by modest decreases in accrued salaries, wages and employee benefits and accrued income taxes. Accrued pension and postretirement benefit obligations increased $15.1 to $143.0.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the years ended December 31, 2023, 2022 and 2021. The increases in Free Cash Flow in 2023 compared to 2022, as well as in 2022 compared to 2021, were driven by the increase in Operating Cash Flow in each respective year, as described above. The following table is on a continuing operations basis only and excludes any cash flows related to discontinued operations:

	2023	2022	2021
Operating Cash Flow (GAAP)	$2,528.7	$2,174.6	$1,523.9
Capital expenditures (GAAP)	(372.8)	(383.8)	(360.4)
Proceeds from disposals of property, plant and equipment (GAAP)	4.0	5.6	3.7
Free Cash Flow (non-GAAP)	$2,159.9	$1,796.4	$1,167.2

Investing Activities

Cash flows from investing activities primarily consist of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities from continuing operations was $1,393.7 in 2023, compared to $731.1 in 2022 and $2,604.4 in 2021. In 2023, net cash used in investing activities from continuing operations was primarily driven by the use of $970.4 to fund acquisitions, capital expenditures (net of disposals) of $368.8, and net purchases of short-term investments of $59.4. In 2022, net cash used in investing activities from continuing operations was primarily driven by capital expenditures (net of disposals) of $378.2, the use of $288.2 to fund acquisitions, net purchases of long-term investments of $56.0, and net purchases of short-term investments of $25.2. In 2021, net cash used in investing activities from continuing operations was primarily driven by the use of $2,225.4 to fund acquisitions, capital expenditures (net of disposals) of $356.7, and net purchases of short-term investments of $8.6.

Financing Activities

Cash flows from financing activities primarily consist of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash used in financing activities from continuing operations was $1,012.4 in 2023, compared to $1,196.7 in 2022 and $145.1 in 2021. In 2023, net cash used in financing activities from continuing operations was primarily driven by (i) net repayments of $632.6 related to the Company’s commercial paper programs, primarily the U.S. Commercial Paper Program, (ii) repurchases of the Company’s Common Stock of $585.1, (iii) dividend payments of $500.6, (iv) distributions to and purchases of noncontrolling interests of $24.0, (v) other debt repayments of $15.7, (vi) payments of $2.3 related to debt financing costs associated with the Company’s $350.0 principal amount of unsecured 4.750% Senior Notes due March 30, 2026 (the “2026 Senior Notes”), and (vii) payment of $1.5 associated with the deferred purchase price related to an acquisition, partially offset by (a) cash proceeds of $394.5 from the exercise of stock options and (b) net cash proceeds from borrowings of $354.9, primarily related to the issuance of the 2026 Senior Notes. In 2022, net cash used in financing activities from continuing operations was primarily driven by (i) repurchases of the Company’s Common Stock of $730.5, (ii) dividend payments of $477.4, (iii) net repayments of $159.3, primarily under the U.S. Commercial Paper Program, (iv) other debt repayments of $55.2, primarily related to short-term debt, and (v) distributions to and purchases of noncontrolling interests of $9.9, partially offset by (a) cash proceeds of $185.3 from the exercise of stock options and (b) proceeds of $50.7 primarily related to short-term borrowings. In 2021, net cash used in financing activities from continuing operations was primarily driven by (i) debt repayments of $912.6, primarily related to the repayment of the assumed then-outstanding MTS senior notes in the second quarter of 2021 as well as the redemption of the 3.125% Senior Notes (the “2021 Senior Notes”) in the third quarter of 2021 and the redemption of the 4.00% Senior Notes (the “2022 Senior Notes”) in the fourth quarter of 2021, (ii) repurchases of the Company’s Common Stock of $661.7, (iii) dividend payments of $346.7, (iv) a cash transfer of $28.7 made by the Company’s continuing operations to its discontinued operations in order to fund the September 2021 payment of contingent consideration assumed as part of the MTS acquisition, (v) distributions to and purchases of noncontrolling interests of $18.9,

(vi) payments of $9.3 related to debt financing costs associated with the Company’s $750.0 principal amount of unsecured 2.200% Senior Notes due September 15, 2031 (the “2031 Senior Notes”), and (vii) payments of $4.1 associated with the deferred purchase price related to acquisitions, partially offset by (a) net borrowings of $796.3 primarily under the U.S. Commercial Paper Program, the majority of the proceeds of which were used to fund acquisitions, including MTS, and to redeem the 2021 Senior Notes and the 2022 Senior Notes, (b) net cash proceeds of $752.1, primarily related to the September 2021 issuance of the 2031 Senior Notes, and (c) cash proceeds of $288.5 from the exercise of stock options.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of Commercial Paper Programs, the Revolving Credit Facility, the Term Loan, and senior notes as part of its overall cash management strategy.

The Company has an amended and restated $2,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in November 2026 and gives the Company the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Company may utilize the Revolving Credit Facility for general corporate purposes. As of December 31, 2023 and 2022, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On December 31, 2023, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “Term Loan”), which is scheduled to mature on April 19, 2024. The Term Loan was undrawn at closing and may be drawn on up to five occasions over the life of the facility. The Term Loan may be repaid at any time without premium or penalty, and, once repaid, cannot be reborrowed. If drawn upon, the proceeds from the Term Loan are expected to be used for general corporate purposes. Interest rates under the Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. As of December 31, 2023, the Company had not yet drawn upon the Term Loan, and as such, there were no outstanding borrowings under the Term Loan. The Term Loan requires payment of certain commitment fees and requires that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility. On December 31, 2023, the Company was in compliance with the financial covenants under the Term Loan.

The Company has a commercial paper program pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes”) in one or more private placements in the United States (the “U.S. Commercial Paper Program”). The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes as was the case in 2021 with (i) the third quarter 2021 redemption of the 2021 Senior Notes, of which $227.7 aggregate principal amount was then outstanding, and (ii) the fourth quarter 2021 redemption of the 2022 Senior Notes, of which $295.0 aggregate principal amount was then outstanding. The Company borrowed under the U.S. Commercial Paper Program throughout much of 2023, the proceeds of which were used for general corporate purposes. During the fourth quarter of 2023, the Company repaid all of its USCP Notes then outstanding, and, as of December 31, 2023, there were no USCP Notes outstanding. As of December 31, 2022, the amount of USCP Notes outstanding was $632.8, with a weighted average interest rate of 4.69%.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. As of December 31, 2023 and 2022, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of December 31, 2023, the authorization from the Company’s Board of Directors (the “Board”) limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate.  The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of December 31, 2023, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$350.0	3.20%	April 2024
400.0	2.050%	March 2025
350.0	4.750%	March 2026
500.0	4.350%	June 2029
900.0	2.80%	February 2030
750.0	2.200%	September 2031

€500.0	0.750%	May 2026 (Euro Notes)
500.0	2.00%	October 2028 (Euro Notes)

On March 30, 2023, the Company issued the 2026 Senior Notes. The Company used the net proceeds from the 2026 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program. On September 14, 2021, the Company issued the 2031 Senior Notes. The Company used the net proceeds from the 2031 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

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

The Euro Issuer has two outstanding unsecured senior notes issued in Europe. The Euro Issuer has €500.0 (approximately $545.4 at date of issuance) principal amount of unsecured 0.750% Senior Notes due May 4, 2026 (the “2026 Euro Notes”), the net proceeds of which were used to repay amounts outstanding under the then existing revolving credit facility. In addition, the Euro Issuer also has €500.0 (approximately $574.6 at date of issuance) principal amount of unsecured 2.000% Senior Notes due October 8, 2028 (the “2028 Euro Notes”, together with the 2026 Euro Notes, the “Euro Notes”, and the Euro Notes, together with the U.S. Senior Notes, the “Senior Notes”), the net proceeds of which were used to repay a portion of the outstanding amounts under our Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes. The Euro Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of either series of Euro Notes at any time, subject to certain terms and conditions.

The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On December 31, 2023, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the years ended December 31, 2023, 2022 and 2021, the Company repurchased 7.2 million, 9.9 million and 6.2 million shares of its Common Stock for $585.1, $730.5 and $457.9, respectively, under the 2021 Stock Repurchase Program. Of the total repurchases made in 2023, 5.5 million shares, or $435.8, have been retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase. Of the total repurchases made in 2022, 9.3 million shares, or $689.7, have been retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase. Of the total repurchases made in 2021 under the 2021 Stock Repurchase Program, 5.8 million shares, or $424.9, were retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase. From January 1, 2024 through January 31, 2024, the Company did not repurchase any additional shares of its Common Stock, and, as of February 1, 2024, the Company has remaining authorization to purchase up to $226.5 of its Common Stock under the 2021 Stock Repurchase Program. The timing and amount of any future purchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

In April 2018, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”). During the year ended December 31, 2021, the Company repurchased 3.1 million shares of its Common Stock for $203.8 under the 2018 Stock Repurchase Program. As a result of these purchases, the Company completed all purchases authorized under the 2018 Stock Repurchase Program, and, therefore, the 2018 Stock Repurchase Program was terminated. Of the total repurchases made in 2021 under the 2018 Stock Repurchase Program, 2.8 million shares, or $184.0, were retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On October 25, 2022, the Board approved an increase to the Company’s quarterly dividend rate from $0.20 per share to $0.21 per share, effective with dividends declared in the fourth quarter of 2022, and on October 24, 2023, the Board approved an additional increase to the Company’s quarterly dividend rate from $0.21 per share to $0.22 per share, effective with dividends declared in the fourth quarter of 2023, contingent upon declaration by the Board. The following table summarizes the declared quarterly dividends per share for each of the three years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
First Quarter	$0.21	$0.20	$0.145
Second Quarter	0.21	0.20	0.145
Third Quarter	0.21	0.20	0.145
Fourth Quarter	0.22	0.21	0.20
Total	$0.85	$0.81	$0.635

The following table summarizes the dividends declared and paid for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Dividends declared	$507.4	$482.6	$379.7
Dividends paid (including those declared in the prior year)	500.6	477.4	346.7

Pensions

The Company and certain of its subsidiaries in the United States have defined benefit pension plans (“U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Plans and are instead covered by various defined contribution plans. Certain foreign subsidiaries also have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The total liability for accrued pension and postretirement benefit obligations associated with the Company’s pension and postretirement benefit plans decreased in 2023 to $106.0 from $111.1 in 2022, primarily driven by actual positive returns on plan assets in 2023, partially offset by interest cost and the modest effect of the lower discount rates in 2023 on our projected benefit obligations. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

Refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Company’s benefit plans and other postretirement benefit plans.

Acquisitions

During 2023, the Company completed 10 acquisitions (the “2023 Acquisitions”) for $970.4, net of cash acquired. Five of the acquisitions have been included in the Harsh Environment Solutions segment, three acquisitions have been included in the Interconnect and Sensor Systems segment, and two acquisitions have been included in the Communications Solutions segment. The 2023 Acquisitions were each funded using cash on hand or borrowings under our Commercial Paper Programs, or a combination thereof. One of the 2023 Acquisitions, which closed in the second quarter of 2023, represented a bargain purchase, where the estimated fair value of assets acquired, net of liabilities assumed, exceeded the purchase price. The Company recognized a non-cash gain of $5.4 on the bargain purchase acquisition during the year ended December 31, 2023, which has been recorded separately in the Company’s Consolidated Statements of Income. The 2023 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

During 2022, the Company completed two acquisitions (the “2022 Acquisitions”) for $288.2, net of cash acquired. One of the 2022 Acquisitions was included in the Harsh Environment Solutions segment, and the other acquisition was included in the Interconnect and Sensor Systems segment. The 2022 Acquisitions, which were funded through a combination of borrowings under the U.S. Commercial Paper Program and cash on hand, were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition-related Expenses

In 2023, the Company incurred $34.6 ($30.2 after-tax) of acquisition-related expenses, comprised primarily of external transaction costs associated with the 2023 Acquisitions, along with the amortization related to the value associated with acquired backlog resulting from three of the 2023 Acquisitions. In 2022, the Company incurred $21.5 ($18.4 after-tax) of acquisition-related expenses, comprised primarily of the amortization related to the value associated with acquired backlog resulting from the 2022 Acquisitions, along with external transaction costs. Such acquisition-related expenses are presented separately in the accompanying Consolidated Statements of Income.

For further discussion of the Company’s acquisitions, refer to Note 11 of the Notes to Consolidated Financial Statements.

Subsequent Events

On January 30, 2024, the Company entered into a definitive stock purchase agreement by and between the Company and Carlisle Companies Incorporated (“Carlisle”), agreeing to acquire the Carlisle Interconnect Technologies (“CIT”) business of Carlisle for an aggregate purchase price of $2,025 in cash, subject to customary post-closing adjustments. The acquisition is expected to be completed by the end of the second quarter of 2024 and is subject to certain regulatory approvals and other customary closing conditions. The Company expects to finance the CIT acquisition through a combination of cash on hand and debt financing, which could include borrowings under the Company’s existing credit and/or U.S. Commercial Paper Program. CIT, headquartered in St. Augustine, FL, is a leading global supplier of harsh environment interconnect solutions primarily to the commercial aerospace, defense and industrial end markets. CIT’s wide range of products include wire and cable, cable assemblies, contacts, connectors and sensors, which, management believes, are highly complementary to Amphenol’s existing interconnect and sensor solutions. If and when the acquisition is consummated, the Company expects to report the CIT business within its Harsh Environment Solutions segment.

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

Inflation and Costs

The cost of the Company’s products is influenced by the cost of a wide variety of raw materials. The Company strives to offset the impact of increases in the cost of raw materials, labor and services through price increases, productivity improvements and cost saving programs. However, in certain markets, implementing price increases can be difficult and there is no guarantee that the Company will be successful. From time to time, the Company may encounter difficulties in obtaining certain raw materials or components necessary for production due to supply chain constraints and logistical challenges, which may include regulatory restrictions. These difficulties may also negatively impact the pricing of materials and components sourced or used by the Company. While the Company does not currently anticipate significant, broad-based difficulties in obtaining raw materials or components necessary for production, inflationary pressures and logistical challenges may impact the cost and availability of certain raw materials and components used by the Company and result in supply shortages for discrete raw materials or components, which could be further exacerbated by increased commodity prices and additional inflation. For a discussion of certain risks related to inflation and costs, refer to the risk factor titled “The Company and certain of its suppliers and customers have experienced difficulties obtaining certain raw materials and components, and the cost of certain of the Company’s raw materials and components is increasing” in Part I, Item 1A. Risk Factors herein.

Foreign Currency Exchange Rates

The Company conducts business in many foreign currencies through its worldwide operations, and as a result, is subject to foreign exchange exposure due to changes in exchange rates of the various currencies, including possible currency devaluations. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins and equity. The Company attempts to mitigate currency risk in a number of ways, such as locating factories in the same country or region in which products are sold, hedging contracts, cost reduction and pricing actions or working capital management. However, there can be no assurance that any or all such actions taken by the Company will be fully effective in successfully managing currency risk, including in the event of a significant and sudden decline in the value of any of the foreign currencies of the Company’s worldwide operations. For further discussion of foreign exchange exposures, risks and uncertainties, refer to the risk factor titled “The Company’s results can be positively or negatively affected by changes in foreign currency exchange rates” in Part I, Item 1A. Risk Factors herein.

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2023, 2022 and 2021 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 7:

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

The vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when we ship or deliver the product from our manufacturing facility to our customers, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point or (ii) when the product arrives at its destination. For the years ended December 31, 2023, 2022 and 2021, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs. This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods which is generally commensurate with this transfer of control. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Consolidated Balance Sheets were not material as of December 31, 2023 and 2022.

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

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. As of December 31, 2023, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,350 related to certain geographies, as it is the

Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated. In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries. It is not practicable to determine the deferred tax liability with respect to such basis differences. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

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

Foreign Currency Exchange Rate Risk

The Company conducts business in many foreign currencies through its worldwide operations, and as a result, is subject to foreign exchange exposure due to changes in exchange rates of the various currencies. Changes in exchange rates can positively or negatively affect the Company’s sales, operating margins and equity. The Company attempts to mitigate currency risk in a number of ways, such as locating factories in the same country or region in which products are sold, hedging contracts, cost reduction and pricing actions or working capital management. However, there can be no assurance that any or all such actions taken by the Company will be fully effective in successfully managing currency risk, including in the event of a significant and sudden decline in the value of any of the foreign currencies of the Company’s worldwide operations.

One of the Company’s wholly owned European subsidiaries (the “Euro Issuer”) has two outstanding unsecured senior notes issued in Europe (collectively, the “Euro Notes”), each of which was issued with a principal amount of €500.0. The 0.750% Euro Senior Notes, which were issued in May 2020, mature on May 4, 2026, while the 2.000% Euro Senior Notes, which were issued in October 2018, mature on October 8, 2028. The Company and the Euro Issuer also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue, outside of the United States, short-term unsecured commercial paper notes. While the Euro Notes are denominated in Euros, the Company may borrow, from time to time, under the Revolving Credit Facility and Euro Commercial Paper Program, and such borrowings have been and may continue to be denominated in various foreign currencies, including the Euro. When borrowing in foreign currencies, there can be no assurance that the Company can successfully manage changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies in which such borrowings are made. Refer to Note 4 of the Notes to Consolidated Financial Statements for a discussion of debt.

The Company also utilizes foreign exchange forward contracts to hedge foreign currency exchange rate fluctuations for exposures associated with (i) certain transactions denominated in foreign currencies and (ii) net investments in certain foreign subsidiaries from which we expect to repatriate earnings to the United States. As of December 31, 2023, the fair value of such foreign exchange forward contracts was not material. A 10% change in foreign currency exchange rates would not have a material effect on the value of the hedges as of December 31, 2023 and 2022. The Company does not engage in purchasing forward contracts for trading or speculative purposes, and our derivative financial instruments are with large financial institutions with strong credit ratings. As of December 31, 2023, the Company does not have any significant concentration of exposure with any one counterparty. Refer to Note 1 and Note 5 of the Notes to Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt. The Company currently has various fixed rate senior notes outstanding, in both the United States and Europe, with various maturity dates, the most recent of which was issued in 2023. In March 2023, the Company issued $350.0 principal amount of 4.750% 2026 Senior Notes, the net proceeds of which were used to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

Any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Similarly, any borrowings under the two-year, $750.0 delayed draw Term Loan entered into by the Company in April of 2022, bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over either the base rate or the adjusted term SOFR. Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, Term Loan, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of 2023, the proceeds of which were used for general corporate purposes, and the Company may make additional borrowings under any of its debt instruments from time to time. As of December 31, 2023, less than 1% of the Company’s outstanding borrowings were subject to floating interest rates. As of December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility, Term Loan and Euro Commercial Paper Program, while approximately $640, or 14% of the Company’s outstanding borrowings in 2022, primarily under the U.S. Commercial Paper Program, were subject to floating interest rates. The Company’s weighted average floating rate on borrowings under the U.S. Commercial Paper Program as of December 31, 2022 was 4.69%.

As a result of increases in the federal funds rate by the U.S. Federal Reserve beginning in early 2022 and through the middle of 2023, the floating interest rates related to our U.S. Commercial Paper Program (as well as our Revolving Credit Facility and Term Loan, to the extent either are drawn upon in the future) have increased substantially over this same period, a trend that could continue into 2024 and potentially beyond. To the extent that interest rates related to this floating rate debt increase further and the Company borrows under any of these floating interest rate instruments in the future, interest expense and interest payments would increase. A 10% change in the interest rate at December 31, 2023 and 2022 under our Revolving Credit Facility, Term Loan or Commercial Paper Programs would not have a material effect on interest expense. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows in 2024, there can be no assurance that interest rates will not change significantly from current levels.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Amphenol Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flow, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Management judgment is required to identify and evaluate each uncertain tax position to determine whether the more likely than not recognition thresholds have been met. Further, the evaluation of each uncertain tax position requires management to apply specialized skill and knowledge related to the identified position. The Company has unrecognized tax benefits of $216.0 million, including penalties and interest, as of December 31, 2023.

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

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 7, 2024

We have served as the Company’s auditor since 1997.

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars and shares in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$12,554.7	$12,623.0	$10,876.3
Cost of sales	8,470.6	8,594.8	7,474.5
Gross profit	4,084.1	4,028.2	3,401.8
Acquisition-related expenses	34.6	21.5	70.4
Selling, general and administrative expenses	1,489.9	1,420.9	1,226.3
Operating income	2,559.6	2,585.8	2,105.1

Interest expense	(139.5)	(128.4)	(115.5)
Gain on bargain purchase acquisition	5.4	—	—
Other income (expense), net	29.3	10.0	(0.4)
Income from continuing operations before income taxes	2,454.8	2,467.4	1,989.2
Provision for income taxes	(509.3)	(550.6)	(409.1)
Net income from continuing operations	1,945.5	1,916.8	1,580.1
Less: Net income from continuing operations attributable to noncontrolling interests	(17.5)	(14.5)	(10.7)
Net income from continuing operations attributable to Amphenol Corporation	1,928.0	1,902.3	1,569.4
Income from discontinued operations attributable to Amphenol Corporation, net of income taxes of ($3.2) for 2021	—	—	21.4
Net income attributable to Amphenol Corporation	$1,928.0	$1,902.3	$1,590.8

Net income per common share attributable to Amphenol Corporation — Basic:
Continuing operations	$3.23	$3.19	$2.62
Discontinued operations, net of income taxes	—	—	0.04
Net income attributable to Amphenol Corporation — Basic	$3.23	$3.19	$2.66

Weighted average common shares outstanding — Basic	596.5	596.2	597.9

Net income per common share attributable to Amphenol Corporation — Diluted:
Continuing operations	$3.11	$3.06	$2.51
Discontinued operations, net of income taxes	—	—	0.03
Net income attributable to Amphenol Corporation — Diluted	$3.11	$3.06	$2.54

Weighted average common shares outstanding — Diluted	620.6	621.0	625.5

Dividends declared per common share	$0.85	$0.81	$0.635

Note: Per share amounts may not add due to rounding.

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Year Ended December 31,
	2023	2022	2021

Net income from continuing operations	$1,945.5	$1,916.8	$1,580.1
Add: Income from discontinued operations attributable to Amphenol Corporation, net of income taxes	—	—	21.4
Net income before allocation to noncontrolling interests	$1,945.5	$1,916.8	$1,601.5

Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.9)	(265.2)	(64.6)
Unrealized loss on hedging activities	—	(0.1)	—
Pension and postretirement benefit plan adjustment	1.1	11.8	57.8
Total other comprehensive income (loss), net of tax	0.2	(253.5)	(6.8)

Total comprehensive income	1,945.7	1,663.3	1,594.7

Less: Comprehensive income attributable to noncontrolling interests	(16.3)	(9.5)	(12.3)

Comprehensive income attributable to Amphenol Corporation	$1,929.4	$1,653.8	$1,582.4

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars and shares in millions, except per share data)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,475.0	$1,373.1
Short-term investments	185.2	61.1
Total cash, cash equivalents and short-term investments	1,660.2	1,434.2
Accounts receivable, less allowance for doubtful accounts of $68.4 and $63.9, respectively	2,618.4	2,631.3
Inventories	2,167.1	2,093.6
Prepaid expenses and other current assets	389.6	320.0
Total current assets	6,835.3	6,479.1

Property, plant and equipment, net	1,314.7	1,204.3
Goodwill	7,092.4	6,446.1
Other intangible assets, net	834.8	734.1
Other long-term assets	449.2	462.6
Total Assets	$16,526.4	$15,326.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$1,350.9	$1,309.1
Accrued salaries, wages and employee benefits	412.8	416.7
Accrued income taxes	166.0	169.5
Accrued dividends	131.7	124.9
Other accrued expenses	737.5	653.2
Current portion of long-term debt	353.8	2.7
Total current liabilities	3,152.7	2,676.1

Long-term debt, less current portion	3,983.5	4,575.0
Accrued pension and postretirement benefit obligations	143.0	127.9
Deferred income taxes	367.0	409.8
Other long-term liabilities	453.7	443.3
Total Liabilities	8,099.9	8,232.1
Commitments and contingent liabilities (Note 14)

Redeemable noncontrolling interests	30.7	20.6

Equity:
Class A Common Stock, $0.001 par value, 2,000.0 shares authorized; 600.6 shares issued and 598.9 shares outstanding at December 31, 2023; 596.0 shares issued and 594.8 shares outstanding at December 31, 2022	0.6	0.6
Additional paid-in capital	3,101.2	2,650.4
Retained earnings	5,921.1	4,979.4
Treasury stock, at cost; 1.7 shares and 1.2 shares as of December 31, 2023 and 2022, respectively	(142.8)	(79.8)
Accumulated other comprehensive loss	(533.6)	(535.0)
Total stockholders’ equity attributable to Amphenol Corporation	8,346.5	7,015.6

Noncontrolling interests	49.3	57.9
Total Equity	8,395.8	7,073.5
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$16,526.4	$15,326.2

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars and shares in millions, except per share data)

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
					Additional		Other	Non-		Non-
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	controlling	Total	controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests
Balance as of January 1, 2021	600.7	$0.6	(2.0)	$(111.1)	$2,068.1	$3,705.4	$(278.1)	$67.0	$5,451.9	$—
Net income						1,590.8		10.7	1,601.5	—
Other comprehensive income (loss)							(8.4)	1.6	(6.8)	—
Acquisitions resulting in noncontrolling interests								1.8	1.8	19.0
Purchase of noncontrolling interest					4.1			(15.3)	(11.2)
Distributions to shareholders of noncontrolling interests								(7.7)	(7.7)
Purchase of treasury stock			(9.3)	(661.7)					(661.7)
Retirement of treasury stock	(8.6)	—	8.6	608.9		(608.9)			—
Stock options exercised	8.6	—	1.1	63.9	253.8	(28.7)			289.0
Dividends declared ($0.635 per common share)						(379.7)			(379.7)
Stock-based compensation expense					83.0				83.0
Balance as of December 31, 2021	600.7	0.6	(1.6)	(100.0)	2,409.0	4,278.9	(286.5)	58.1	6,360.1	19.0
Net income						1,902.3		12.9	1,915.2	1.6
Other comprehensive income (loss)							(248.5)	(5.0)	(253.5)	—
Purchase of noncontrolling interest					(1.8)			(2.8)	(4.6)
Distributions to shareholders of noncontrolling interests								(5.3)	(5.3)
Purchase of treasury stock			(9.9)	(730.5)					(730.5)
Retirement of treasury stock	(9.3)	—	9.3	689.7		(689.7)			—
Stock options exercised	4.6	—	1.0	61.0	153.7	(29.5)			185.2
Dividends declared ($0.81 per common share)						(482.6)			(482.6)
Stock-based compensation expense					89.5				89.5
Balance as of December 31, 2022	596.0	0.6	(1.2)	(79.8)	2,650.4	4,979.4	(535.0)	57.9	7,073.5	20.6
Net income						1,928.0		15.6	1,943.6	1.9
Other comprehensive income (loss)							1.4	(1.2)	0.2	—
Acquisitions resulting in noncontrolling interests								1.0	1.0	8.2
Distributions to shareholders of noncontrolling interests								(24.0)	(24.0)
Purchase of treasury stock			(7.2)	(585.1)					(585.1)
Retirement of treasury stock	(5.5)	—	5.5	435.8		(435.8)			—
Stock options exercised	10.1	—	1.2	86.3	351.8	(43.1)			395.0
Dividends declared ($0.85 per common share)						(507.4)			(507.4)
Stock-based compensation expense					99.0				99.0
Balance as of December 31, 2023	600.6	$0.6	(1.7)	$(142.8)	$3,101.2	$5,921.1	$(533.6)	$49.3	$8,395.8	$30.7
(1)	Excludes redeemable noncontrolling interests.

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Cash from operating activities:
Net income from continuing operations	$1,945.5	$1,916.8	$1,580.1
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	406.4	392.9	395.6
Stock-based compensation expense	99.0	89.5	83.0
Deferred income tax benefit	(58.8)	(4.7)	(29.6)
Gain on bargain purchase acquisition	(5.4)	—	—
Net change in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	146.4	(273.1)	(398.4)
Inventories	71.4	(278.5)	(263.0)
Prepaid expenses and other current assets	(34.1)	49.7	(20.2)
Accounts payable	(34.6)	62.5	131.7
Accrued income taxes	7.7	77.6	(6.9)
Other accrued liabilities	(7.0)	168.7	60.4
Accrued pension and postretirement benefits	(0.3)	(0.4)	5.8
Other long-term assets and liabilities	(7.5)	(26.4)	(14.6)
Net cash provided by operating activities from continuing operations	2,528.7	2,174.6	1,523.9
Net cash provided by operating activities from discontinued operations	—	—	16.2
Net cash provided by operating activities	2,528.7	2,174.6	1,540.1

Cash from investing activities:
Capital expenditures	(372.8)	(383.8)	(360.4)
Proceeds from disposals of property, plant and equipment	4.0	5.6	3.7
Purchases of investments	(305.7)	(309.4)	(164.5)
Sales and maturities of investments	246.3	228.2	155.9
Acquisitions, net of cash acquired	(970.4)	(288.2)	(2,225.4)
Other, net	4.9	16.5	(13.7)
Net cash used in investing activities from continuing operations	(1,393.7)	(731.1)	(2,604.4)
Net cash provided by investing activities from discontinued operations	—	—	716.9
Net cash used in investing activities	(1,393.7)	(731.1)	(1,887.5)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	354.9	5.8	752.1
Repayments of senior notes and other long-term debt	(15.7)	(10.3)	(912.6)
Proceeds from short-term borrowings	—	44.9	—
Repayments of short-term borrowings	—	(44.9)	—
(Repayments) borrowings under commercial paper programs, net	(632.6)	(159.3)	796.3
Payment of costs related to debt financing	(2.3)	(0.4)	(9.3)
Payment of deferred purchase price related to acquisitions	(1.5)	—	(4.1)
Purchase of treasury stock	(585.1)	(730.5)	(661.7)
Proceeds from exercise of stock options	394.5	185.3	288.5
Distributions to and purchases of noncontrolling interests	(24.0)	(9.9)	(18.9)
Dividend payments	(500.6)	(477.4)	(346.7)
Transfers to discontinued operations	—	—	(28.7)
Net cash used in financing activities from continuing operations	(1,012.4)	(1,196.7)	(145.1)
Net cash used in financing activities from discontinued operations	—	—	(0.1)
Net cash used in financing activities	(1,012.4)	(1,196.7)	(145.2)

Effect of exchange rate changes on cash and cash equivalents	(20.7)	(70.8)	(12.3)

Net increase (decrease) in cash and cash equivalents	101.9	176.0	(504.9)
Cash and cash equivalents balance, beginning of year	1,373.1	1,197.1	1,702.0
Cash and cash equivalents balance, end of year	$1,475.0	$1,373.1	$1,197.1

Cash paid during the year for:
Interest	$129.2	$123.7	$111.9
Income taxes, net	560.4	477.7	445.6

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

The Company aligns its businesses into the following three reportable business segments:

●Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, printed circuits and printed circuit assemblies and other products for use in the industrial, defense, commercial aerospace, automotive, mobile networks and information technology and data communications end markets.

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, together with antennas, for use in the information technology and data communications, mobile devices, industrial, mobile networks, broadband communications, automotive, commercial aerospace and defense end markets.

●Interconnect and Sensor Systems – the Interconnect and Sensor Systems segment designs, manufactures and markets a broad range of sensors, sensor-based systems, connectors and value-add interconnect systems used in the automotive, industrial, information technology and data communications, mobile networks, defense and commercial aerospace end markets.

The Company began reporting under these reportable segments in connection with its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and for each quarterly and annual period thereafter. All segment information throughout the Consolidated Financial Statements and Notes to Consolidated Financial Statements is presented in accordance with the three reportable business segments. Refer to Note 13 herein for further details related to the Company’s reportable business segments.

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

Principles of Consolidation

The consolidated financial statements are prepared in U.S. dollars and include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Intercompany account balances and transactions have been eliminated in consolidation. The results of companies acquired are included in the Consolidated Financial Statements from the effective date of acquisition. Similarly, the results of companies divested are included in the Consolidated Financial Statements during the period of Amphenol’s ownership through the date of the divestiture.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. The carrying amounts approximate fair values of those instruments, the majority of which are in non-U.S. bank accounts.

Short-term and Long-term Investments

Short-term investments primarily consist of certificates of deposit with original or remaining maturities of twelve months or less. Long-term investments primarily consist of certificates of deposit with original and remaining maturities of more than twelve months. The carrying amounts of these short-term and long-term investments approximate their respective fair values, the vast majority of which are in non-U.S. bank accounts. Short-term investments are presented separately as its own line item on the Consolidated Balance Sheets. Long-term investments are recorded in Other long-term assets on the Consolidated Balance Sheets.

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

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets, which generally range from 3 to 12 years for machinery and equipment and office equipment and 20 to 40 years for buildings. Leasehold building improvements are amortized over the shorter of the remaining lease term or estimated useful life of such improvements. The Company periodically reviews fixed asset lives. Depreciation expense is included in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income, dependent upon the specific categorization and use of the underlying asset being depreciated. The Company assesses the impairment of property, plant and equipment subject to depreciation, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no impairments recorded in 2023, 2022 or 2021 as a result of such reviews.

Leases

Amphenol is a lessee of buildings, office space, automobiles and equipment throughout the world, nearly all of which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at lease inception. Lease right-of-use (“ROU”) assets and lease liabilities for existing operating leases are recognized on the Consolidated Balance Sheets. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate leases, which are comprised primarily of manufacturing facilities, warehouses and sales offices, represent the vast majority of our operating lease liabilities and generally have a lease term between 2 and 12 years. The remaining leases primarily consist of machinery and equipment used in production, office equipment and vehicles, each with various lease terms. The vast majority of our leases are comprised of fixed lease payments, with a small percentage of the Company’s real estate leases including lease payments tied to a rate or index which may be subject to variability. Certain real estate leases also include executory costs such as common area maintenance (non-lease component), as well as property insurance and property taxes (non-components). We account for the lease and non-lease components as a single lease component for our real estate leases. Lease payments, which may include lease components, non-lease components and non-components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

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

Goodwill

Goodwill represents the excess purchase cost over the fair value of net assets acquired in business combinations. As a result of the change in the reporting segment structure that went in effect on January 1, 2022, the Company utilized the relative fair value allocation approach to reallocate the historical goodwill associated with the previous Interconnect Products and Assemblies segment, while the historical goodwill associated with the previous Cable Products and Solutions segment was allocated in full to the Communications Solutions segment. The Company concluded that there were no events or changes in circumstances, immediately prior to the reporting unit change, that would indicate that either of the Company’s legacy reporting unit’s carrying amount may be impaired. Therefore, no goodwill impairment assessment was deemed necessary related to the legacy reporting units prior to the change.

The Company continues to perform its evaluation for the impairment of goodwill associated with the Company’s reporting units on an annual basis as of each July 1, or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company reviews its reporting unit structure each year, or more frequently based on changes in our organization. The Company continues to define its reporting units as the three reportable business segments. Prior to the segment structure change and through December 31, 2021, the Company then defined its reporting units as the two reportable business segments “Interconnect Products and Assemblies” and “Cable Products and Solutions”.

In 2023 and 2022, the annual goodwill impairment assessment was performed on the Company’s three reporting units, while in 2021, the Company performed its annual assessment on the historic two reporting units that were then in effect. In the third quarter of 2023 and 2022, as part of its annual evaluations, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of these assessments, the Company reviews qualitative factors, which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of each of its reporting units is greater than its respective carrying amount. As of July 1, 2023 and 2022, the Company determined that it was more likely than not that the fair value of each of its reporting units exceeded its respective carrying amount and, therefore, a quantitative assessment was not required. As a result, no goodwill impairment resulted from the assessments as of July 1, 2023 and 2022.

The Company has not recognized any goodwill impairment in 2023, 2022 or 2021 in connection with its annual impairment assessments. Refer to Note 12 herein for further details related to the carrying amount of goodwill by segment.

Intangible Assets

Other than goodwill, intangible assets primarily consist of customer relationships, proprietary technology, acquired backlog and license agreements and are generally amortized over the estimated periods of benefit. The fair value associated with acquired identifiable intangible assets are generally valued based on discounted cash flow analyses, independent appraisals and certain estimates made by management. The Company assesses and reviews its identifiable intangible assets, subject to amortization, for potential impairment whenever events or changes in circumstances indicate the intangible asset’s carrying amount may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, anticipated future cash flows and significant negative economic trends. Any indefinite-lived intangible assets that are not subject to amortization, which are comprised of certain trade names, are reviewed at least annually for impairment. In the third quarter of 2023, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets.  Based on its assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no impairment associated with the Company’s intangible assets in 2023, 2022 or 2021 as a result of such reviews.

Acquisitions

The Company accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price of acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed based on estimated fair values, and any excess purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. Any subsequent adjustments to the purchase price allocation prior to the completion of the measurement period will be reflected as an adjustment to goodwill in the period in which the adjustments are identified. The Company may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates.

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

The vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point or (ii) when the product arrives at its destination. For the years ended December 31, 2023, 2022 and 2021, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs. This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods, which is generally commensurate with this transfer of control. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Consolidated Balance Sheets were not material as of December 31, 2023 and 2022.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months. Nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of December 31, 2023 and 2022.

Sales to Distributors and Resellers

Sales to certain distributors and resellers are made under terms allowing certain price adjustments and limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustment claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material to the Consolidated Balance Sheets as of December 31, 2023 and 2022.

Warranty

Standard product warranty coverage, which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, is typically offered, while extended or separately priced warranty coverage is typically not offered. The warranty claim is generally limited to a credit equal to the purchase price or a promise to repair or replace the product for a specified period of time at no additional charge. We estimate our warranty liability based on historical experience, product history, and current trends, and record warranty expense in Cost of sales in the Consolidated Statements of Income. Warranty liabilities and related warranty expense have not been and were not material in the accompanying Consolidated Financial Statements as of and for the years ended December 31, 2023, 2022 and 2021.

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

Contract Assets and Contract Liabilities

The Company records contract assets or contract liabilities depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract assets represent unbilled receivables, which generally arise when revenue recognized over time exceed amounts billed to customers. Contract liabilities represent billings or advanced consideration received from customers in excess of revenue recognized to date. As the Company’s performance obligations are typically less than one year, these amounts are generally recorded as current in the accompanying Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of December 31, 2023 and 2022. Contract assets and contract liabilities recorded in the Consolidated Balance Sheets were not material as of December 31, 2023 and 2022.

Contract Costs

The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that such costs are explicitly chargeable to the customer and the benefit associated with the costs is expected to be longer than one year. Otherwise, such costs are expensed as incurred and recorded within Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Incremental costs to fulfill customer orders, which are mostly comprised of pre-production and set-up costs, are generally capitalized to the extent such costs are contractually guaranteed to be reimbursed by the customer. Otherwise, such costs are expensed as incurred. Capitalized contract costs to obtain a contract or to fulfill a contract that are not accounted for under other existing accounting standards are recorded as either other current or long-term assets on the accompanying Consolidated Balance Sheets, depending on the timing of when the Company expects to recognize the expense, and are generally amortized consistent with the timing of when transfer of control of the related goods occurs. Such capitalized contract costs were not material as of December 31, 2023 and 2022, and the related amortization expense was not material for the years ended December 31, 2023, 2022 and 2021.

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

Stock-Based Compensation

The Company accounts for its stock option, restricted share and phantom stock awards based on the fair value of the award at the date of grant and recognizes compensation expense over the service period that the awards are expected to vest. The Company recognizes expense for stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, which are adjusted over the requisite service period to the extent actual forfeitures differ or are expected to differ from such estimates.  Changes in estimated forfeitures are recognized in the period of change and impact the amount of expense to be recognized in future periods. The expense incurred for stock-based compensation plans is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted.  Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States.  As of December 31, 2023, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,350 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated. In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries. It is not practicable to determine the deferred tax liability with respect to such basis differences. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated into U.S. dollars at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments is included as a component of Accumulated other comprehensive income (loss) within equity. Transaction gains and losses related to operating assets and liabilities are included in Cost of sales in the accompanying Consolidated Statements of Income.

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred. Research and development expenses for the creation of new and improved products and processes were $342.2, $323.6, and $317.7, for the years 2023, 2022 and 2021, respectively, and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

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

Redeemable Noncontrolling Interests

The Company reports noncontrolling interests in the mezzanine (“temporary equity”) section, between liabilities and equity, of the Consolidated Balance Sheets, to the extent that such noncontrolling interests have redemption features, such as a put option, that is redeemable at a fixed or determinable price on a fixed or determinable date at the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company. Due to its redeemable features that are outside the control of the Company, the redeemable noncontrolling interest is and will continue to be reported in the mezzanine section in the Consolidated Balance Sheets for as long as the put option is exercisable by the option holder. The carrying amount of the redeemable noncontrolling interest, initially valued at fair value as part of acquisition accounting, is adjusted each reporting period to equal the greater of the (i) redemption value or (ii) carrying value of the noncontrolling interest, adjusted each reporting period for income or loss attributable to the noncontrolling interest and any distributions made to date. The redemption value is generally calculated based on a multiple of earnings. Any measurement adjustments, if applicable, to the redeemable noncontrolling interest are recognized in Additional paid-in capital in the Consolidated Balance Sheets. Refer to Note 5 herein for further details related to the redeemable noncontrolling interests.

Derivative Financial Instruments

The Company records each of its derivatives at fair value within the accompanying Consolidated Balance Sheets, and the respective accounting treatment for each derivative is based on its hedge designation. We do not enter into derivative financial instruments for trading or speculative purposes, and our derivative financial instruments are with large financial institutions with strong credit ratings. As of December 31, 2023, the Company does not have any significant concentration of exposure with any one counterparty. Refer to Note 5 herein for further discussion of our derivative financial instruments.

Cash Flow Hedges

From time to time, the Company utilizes derivative financial instruments in the management of interest rate and foreign currency exposures. Such cash flow hedges include foreign exchange forward contracts to hedge exposure to foreign currency exchange rate fluctuations for certain transactions denominated in foreign currencies. As of December 31, 2023 and 2022, there were no outstanding cash flow hedge contracts. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in Accumulated other comprehensive income (loss), and subsequently reflected in Cost of sales in the Consolidated Statements of Income in a manner that matches the timing of the actual income or expense of such instruments with that of the hedged transaction. Any ineffective portion of the change in the fair value of designated hedging instruments is included in the Consolidated Statements of Income. Cash flows associated with cash flow hedges are classified and reported consistent with the cash flows associated with the underlying hedged item.

Net Investment Hedges

The Company is exposed to variability in the U.S. dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, from time to time, the Company enters into foreign exchange forward contracts to hedge the net investments in certain foreign subsidiaries from which we expect to repatriate earnings to the United States. As of December 31, 2023, there were no outstanding net investment hedge contracts. As of December 31, 2023 and 2022, the aggregate notional value of our outstanding net investment hedge contracts was nil and $75, respectively. For such instruments that are designated and qualify as a net investment hedge, the effective portion of the hedging instrument’s gain or loss is reported as a component of other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The gain or loss will be subsequently reclassified into net earnings if the net investment in the hedged foreign operation is either sold or substantially liquidated. Cash flows associated with net investment hedges are classified and reported within investing activities in the Consolidated Statements of Cash Flow. Cash flows associated with our net investment hedges were not material for the years ended December 31, 2023, 2022 and 2021.

Non-Designated Derivatives

The Company enters into certain derivative financial instruments, from time to time, that are not designated as hedging instruments. The Company enters into such foreign exchange forward contracts to reduce and minimize the impact of foreign currency fluctuations arising from the change in fair value of certain foreign currency denominated assets and liabilities. These non-designated derivative instruments are adjusted to fair value each period through earnings, within the financial statement line item to which the derivative instrument relates. For each of the three years ended December 31, 2023, such non-designated derivative instruments, including their impact to the Consolidated Statements of Income, were not material to the Company. Cash flows associated with non-designated hedges are classified and reported consistent with the cash flows associated with the underlying hedged item.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which amends ASC 805 by requiring acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. The intent of ASU 2021-08 is to address diversity in practice and improve comparability for both the recognition and measurement of acquired revenue contracts by providing (i) guidance on how to determine whether a contract liability is recognized by the acquirer in a business combination and (ii) specific guidance on how to recognize and measure contract assets and contract liabilities from revenue contracts in a business combination. ASU 2021-08 and its amendments were effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, and the amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted ASU 2021-08 on January 1, 2023. ASU 2021-08 did not have a material impact on our acquisitions during 2023, and its impact on our financial condition, results of operations or cash flows going forward will be dependent upon the nature of any future business combinations.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which amends ASC 405 by requiring entities to provide more detailed disclosures regarding supplier finance programs used in connection with the purchase of goods and services. The intent of ASU 2022-04 is to enhance transparency of these programs by requiring entities to disclose (i) the key terms of the program(s), including the payment terms and assets pledged as security or other forms of guarantees, (ii) the amount of obligations outstanding at the end of the reporting period and a description of where those obligations are presented on the balance sheet, and (iii) annual rollforward information of the activity of such obligations during the reporting period. ASU 2022-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, with the exception of the disclosure of rollforward information, which will be effective for fiscal years beginning after December 15, 2023. Disclosure requirements under ASU 2022-04 must be applied retrospectively covering each period for which a balance sheet is presented, with the exception of the rollforward information which shall be applied prospectively. The Company completed its evaluation of ASU 2022-04, which did not have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends ASC 280. The intent of ASU 2023-07 is to improve the disclosures around a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses, by requiring entities to disclose on an annual and interim basis: (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss and (ii) an amount for other segment items by reportable segment and a description of its composition, which represents the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. Furthermore, entities will be required to: (i) provide all annual disclosures about a segment’s profit or loss and assets currently required under ASC 280 on an interim basis as well, (ii) clarify that an entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The intent of ASU 2023-09 is to improve the disclosures around a company’s rate reconciliation information and certain types of income taxes companies are required to pay. Specifically, these new disclosure requirements will provide more transparency regarding income taxes companies pay in the United States and other countries, along with more disclosure around a company’s rate reconciliation, among other new disclosure requirements, such that users of financial statements can get better information about how the operations, related tax risks, tax planning and operational opportunities of companies affect their effective tax rates and future cash flow prospects. ASU 2023-09 is effective for annual fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments under ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the potential impact of ASU 2023-09 on its consolidated financial statements and disclosures.

Note 2—Inventories

The components of Inventories are comprised of:

	December 31,
	2023	2022
Raw materials and supplies	$964.7	$929.9
Work in process	562.3	556.0
Finished goods	640.1	607.7
	$2,167.1	$2,093.6

Note 3—Property, Plant and Equipment, Net

The components of Property, plant and equipment, net are summarized as follows:

	December 31,
	2023	2022
Land and improvements	$33.9	$30.2
Buildings and improvements	483.9	428.9
Machinery and equipment	2,628.4	2,377.3
Office equipment and other	430.3	387.2
	3,576.5	3,223.6
Accumulated depreciation	(2,261.8)	(2,019.3)
	$1,314.7	$1,204.3

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $313.7, $306.1 and $302.9, respectively.

Note 4—Long-Term Debt

Long-term debt consists of the following:

		December 31, 2023		December 31, 2022
		Carrying	Approximate	Carrying	Approximate
	Maturity	Amount	Fair Value (1)	Amount	Fair Value (1)
Revolving Credit Facility	November 2026	$—	$—	$—	$—
U.S. Commercial Paper Program (less unamortized discount of nil and $1.0 at December 31, 2023 and 2022, respectively)	November 2026	—	—	632.8	632.8
Euro Commercial Paper Program	November 2026	—	—	—	—
Term Loan Credit Facility	April 2024	—	—	—	—
3.20% Senior Notes (less unamortized discount of nil and $0.1 at December 31, 2023 and 2022, respectively)	April 2024	350.0	348.4	349.9	342.7
2.050% Senior Notes (less unamortized discount of $0.2 and $0.3 at December 31, 2023 and 2022, respectively)	March 2025	399.8	386.8	399.7	376.3
4.750% Senior Notes (less unamortized discount of $0.9 at December 31, 2023)	March 2026	349.1	350.6	—	—
0.750% Euro Senior Notes (less unamortized discount of $0.9 and $1.3 at December 31, 2023 and 2022, respectively)	May 2026	551.7	523.4	533.4	491.7
2.000% Euro Senior Notes (less unamortized discount of $1.3 and $1.5 at December 31, 2023 and 2022, respectively)	October 2028	551.4	531.4	533.2	491.5
4.350% Senior Notes (less unamortized discount of $0.2 and $0.3 at December 31, 2023 and 2022, respectively)	June 2029	499.8	497.2	499.7	477.7
2.800% Senior Notes (less unamortized discount of $0.4 and $0.5 at December 31, 2023 and 2022, respectively)	February 2030	899.6	817.6	899.5	769.2
2.200% Senior Notes (less unamortized discount of $2.1 and $2.4 at December 31, 2023 and 2022, respectively)	September 2031	747.9	629.9	747.6	596.2
Other debt	2024-2031	9.5	9.5	6.9	6.9
Less: unamortized deferred debt issuance costs		(21.5)	—	(25.0)	—
Total debt		4,337.3	4,094.8	4,577.7	4,185.0
Less: current portion		353.8	352.2	2.7	2.7
Total long-term debt		$3,983.5	$3,742.6	$4,575.0	$4,182.3
(1)	The fair value of each series of the Company’s Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5).

Revolving Credit Facility

The Company has an amended and restated $2,500.0 unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in November 2026 and gives the Company the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured

Overnight Financing Rate (“SOFR”). The Company may utilize the Revolving Credit Facility for general corporate purposes. As of December 31, 2023 and 2022, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value, primarily due to their market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.

Term Loan Credit Facility

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “Term Loan”), which is scheduled to mature on April 19, 2024. The Term Loan was undrawn at closing and may be drawn on up to five occasions over the life of the facility. The Term Loan may be repaid at any time without premium or penalty, and, once repaid, cannot be reborrowed. If drawn upon, the proceeds from the Term Loan are expected to be used for general corporate purposes. Interest rates under the Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. The carrying value of any borrowings under the Term Loan would approximate their fair value, primarily due to its market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). As of December 31, 2023, the Company had not yet drawn upon the Term Loan, and as such, there were no outstanding borrowings under the Term Loan. The Term Loan requires payment of certain commitment fees and requires that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. The maturities of the USCP Notes vary but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. The maximum aggregate principal amount outstanding of USCP Notes at any time is $2,500.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions as discussed in Note 11 herein, as well as repaying certain outstanding senior notes as was the case in 2021 with (i) the third quarter 2021 redemption of its unsecured 3.125% Senior Notes (the “2021 Senior Notes”), of which $227.7 aggregate principal amount was then outstanding, and (ii) the fourth quarter 2021 redemption of its unsecured 4.00% Senior Notes (the “2022 Senior Notes”), of which $295.0 aggregate principal amount was then outstanding. As of December 31, 2022, the amount of USCP Notes outstanding was $632.8, with a weighted average interest rate of 4.69%. In the first quarter of 2023, the Company used net proceeds from the 2026 Senior Notes (as defined below) to repay certain outstanding borrowings under the U.S. Commercial Paper Program. The Company borrowed under the U.S. Commercial Paper Program throughout much of 2023, the proceeds of which were used for general corporate purposes. During the fourth quarter of 2023, the Company repaid all of its USCP Notes then outstanding, and, as of December 31, 2023, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. In the first quarter of 2023, the Company used borrowings under its Euro Commercial Paper Program, along with cash on hand, to fund an acquisition. These borrowings under the Euro Commercial Paper Program were repaid in their entirety by the end of the first quarter of 2023. As of December 31, 2023 and 2022, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of December 31, 2023, the authorization from the Company’s Board of Directors (the “Board”) limits the maximum principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $2,500.0 in the aggregate.  The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary.  Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes.  Any outstanding Commercial Paper is classified as long-term debt in the accompanying Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, primarily due to its market interest rates, and is classified as Level 2 in the fair value hierarchy (Note 5).

U.S. Senior Notes

On March 30, 2023, the Company issued $350.0 principal amount of unsecured 4.750% Senior Notes due March 30, 2026 at 99.658% of face value (the “2026 Senior Notes”). The 2026 Senior Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness. Interest on the 2026 Senior Notes is payable semiannually on March 30 and September 30 of each year, commencing on September 30, 2023.  The Company may redeem, from time to time at its option, some or all of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, plus a make-whole premium.  The Company used the net proceeds from the 2026 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

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

Euro Senior Notes

The Euro Issuer has two outstanding unsecured senior notes issued in Europe. The Euro Issuer has €500.0 (approximately $545.4 at date of issuance) principal amount of unsecured 0.750% Senior Notes due May 4, 2026 at 99.563% of face value (the “2026 Euro Notes” or the “0.750% Euro Senior Notes”), the net proceeds of which were used to repay amounts outstanding under the then existing revolving credit facility. The Euro Issuer also has €500.0 (approximately $574.6 at date of issuance) principal amount of unsecured 2.000% Senior Notes due October 8, 2028 at 99.498% of face value (the “2028 Euro Notes” or the “2.000% Euro Senior Notes”, together with the 2026 Euro Notes, the “Euro Notes”, and the Euro Notes, together with the U.S. Senior Notes, the “Senior Notes”), the net proceeds of which were used to repay a portion of the outstanding amounts under our Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes. The Euro Notes are unsecured and rank equally in right of payment with the Company’s and the Euro Issuer’s other unsecured senior indebtedness and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on the 2026 Euro Notes and 2028 Euro Notes is payable annually on May 4 and October 8 of each year, respectively. The Company may, at its option, redeem some or all of either series of Euro Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium.

The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements.

The maturity of the Company’s debt (exclusive of unamortized deferred debt issuance costs as of December 31, 2023) over each of the next five years ending December 31 and thereafter, is as follows:

2024	$354.0
2025	402.2
2026	903.0
2027	0.6
2028	551.7
Thereafter	2,147.3
$4,358.8

As of December 31, 2023, the Company had approximately $55.4 of uncommitted standby letter of credit facilities, of which $40.9 were issued.

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

The Company’s assets and liabilities currently subject to such standards with fair value disclosure requirements are primarily (i) debt instruments, (ii) pension plan assets, and (iii) assets acquired and liabilities and noncontrolling interests assumed as part of acquisition accounting, which are discussed in Note 4, Note 9 and Note 11, respectively, herein, along with short- and long-term investments and derivative instruments, discussed below. Substantially all of the Company’s short- and long-term investments consist of certificates of deposit, which are considered as Level 2 in the fair value hierarchy. The vast majority of the Company’s existing long-term investments have original maturities of two years. The carrying amounts of these short- and long-term instruments, the vast majority of which are in non-U.S. bank accounts, approximate their respective fair values. The Company’s derivative instruments primarily consist of foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs such as forward and spot rates and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these derivative financial assets is immaterial.

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2023 and December 31, 2022 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
2023	Total	Assets (Level 1)	(Level 2)	(Level 3)
Short-term investments	$185.2	$—	$185.2	$—
Long-term investments	0.4	—	0.4	—
Forward contracts	(0.5)	—	(0.5)	—
Redeemable noncontrolling interests	(30.7)	—	—	(30.7)
Total	$154.4	$—	$185.1	$(30.7)

2022
Short-term investments	$61.1	$—	$61.1	$—
Long-term investments	50.8	—	50.8	—
Forward contracts	1.5	—	1.5	—
Redeemable noncontrolling interests	(20.6)	—	—	(20.6)
Total	$92.8	$—	$113.4	$(20.6)

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of December 31, 2023, the Company had no outstanding foreign exchange forward contracts accounted for as either net investment hedges or cash flow hedges. As of December 31, 2023, the fair value of such foreign exchange forward contracts in the table above consisted of various outstanding foreign exchange forward contracts that are not designated as hedging instruments. As of December 31, 2022, the fair value of such foreign exchange forward contracts in the table above consisted primarily of (i) one outstanding foreign exchange forward contract accounted for as a net investment hedge and (ii) various outstanding foreign exchange forward contracts that are not designated as hedging instruments. As of December 31, 2022, the Company had no outstanding foreign exchange forward contracts accounted for as cash flow hedges. As of December 31, 2023 and 2022, the fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, depending on their value and remaining contractual period.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interests recorded on the accompanying Consolidated Balance Sheets relate to recent acquisitions, which, based on the terms of the respective acquisition agreements, will remain in temporary equity until the applicable put option is either fully exercised or expires. The redemption value of the redeemable noncontrolling interests is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable noncontrolling interests currently outstanding, approximate fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy and is recorded as Redeemable noncontrolling interests on the Consolidated Balance Sheets as of December 31, 2023 and 2022.  A rollforward of the Redeemable noncontrolling interests for the years ended December 31, 2023, 2022 and 2021 is included in the accompanying Consolidated Statements of Changes in Equity.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis. For further discussion and related policies regarding the Company’s short- and long-term investments, derivative financial instruments, and redeemable noncontrolling interests, refer to Note 1 herein.

Note 6—Income Taxes

The components of income from continuing operations before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
Income from continuing operations before income taxes:
United States	$521.9	$442.3	$407.3
Foreign	1,932.9	2,025.1	1,581.9
	$2,454.8	$2,467.4	$1,989.2
Current tax provision (benefit):
United States	$55.1	$97.7	$86.8
Foreign	513.0	457.6	351.9
	568.1	555.3	438.7
Deferred tax provision (benefit):
United States	(10.0)	(31.5)	(35.4)
Foreign	(48.8)	26.8	5.8
	(58.8)	(4.7)	(29.6)
Total provision for income taxes	$509.3	$550.6	$409.1

The United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”) in December 2017. As a result, in 2017, the Company recorded a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. In the second quarter of 2023, the Company paid its sixth annual installment of the Transition Tax, net of applicable tax credits and deductions. The Company will pay the balance of the Transition Tax, net of applicable tax credits and deductions, over the remainder of the eight-year period ending 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2023 and 2022. In addition, as a result of the Tax Act, the Company also recorded a tax charge, in 2017, related to changes in the Company’s permanent reinvestment assertion, due to our intention to repatriate prior accumulated unremitted earnings from certain foreign subsidiaries over time. We will pay such taxes when those respective earnings are repatriated.

At December 31, 2023, the Company had $177.3 of foreign tax loss carryforwards, $101.7 of U.S. state tax loss carryforwards and $9.1 of U.S. federal tax loss carryforwards, of which $5.2, $101.7 and $9.1, respectively, will either expire or be refunded at various dates through 2043 and the balance can be carried forward indefinitely.  At December 31, 2023, the Company had $17.6 of U.S. state tax credit carryforwards and $2.3 of U.S. federal tax credit carryforwards, of which $11.7 and $2.3, respectively, will either expire or be refunded at various dates through 2043 and the balance can be carried forward indefinitely.

A valuation allowance of $46.6 and $42.2 at December 31, 2023 and 2022, respectively, has been recorded which relates primarily to the U.S. state and foreign net operating loss carryforwards and U.S. state tax credits. The valuation allowance for deferred tax assets increased by $4.4 in 2023, which was primarily driven by U.S. state and foreign net operating loss carryforwards. The valuation allowance for deferred tax assets decreased by $2.7 in 2022, which was primarily driven by foreign currency exchange.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
State and local taxes, net	0.6	0.6	0.8
Foreign earnings and dividends taxed at different rates	2.2	2.3	1.8
U.S. tax on foreign income	—	0.5	0.6
Excess tax benefits related to stock-based compensation	(3.4)	(2.3)	(3.2)
Settlements of uncertain tax positions in foreign jurisdictions including refund claims and related deferred taxes	—	—	(0.7)
Other, net	0.3	0.2	0.3
Effective tax rate	20.7%	22.3%	20.6%

The components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2023	2022
Deferred tax assets relating to:
Accrued liabilities and reserves	$78.0	$72.4
Operating lease liabilities	70.7	66.6
Operating loss, interest, and tax credit carryforwards	76.9	57.4
Pensions	16.7	15.0
Inventories	86.0	77.8
Employee benefits	45.1	42.9
Total deferred tax assets	373.4	332.1
Valuation allowance	(46.6)	(42.2)
Total deferred tax assets, net of valuation allowances	326.8	289.9

Deferred tax liabilities relating to:
Goodwill	270.5	251.7
Depreciation and amortization	130.9	140.3
Operating lease right-of-use assets	70.7	66.6
Unremitted foreign earnings	123.2	154.2
Total deferred tax liabilities	595.3	612.8

Net deferred tax liability	$268.5	$322.9

Classification of deferred tax assets and liabilities, as reflected on the Consolidated Balance Sheets:
Other long-term assets	$98.5	$86.9
Deferred income taxes	367.0	409.8
Net deferred tax liability, long-term	$268.5	$322.9

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2023, 2022 and 2021 is shown below.

	2023	2022	2021
Unrecognized tax benefits as of January 1	$164.1	$147.7	$135.3
Gross increases for tax positions in prior periods	3.8	12.8	6.5
Gross increases for tax positions in current period	8.4	4.9	8.2
Settlements	(1.0)	(0.4)	—
Lapse of statutes of limitations	(1.1)	(0.9)	(2.3)
Unrecognized tax benefits as of December 31	$174.2	$164.1	$147.7

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2023, 2022 and 2021, the provision for income taxes included a net expense (benefit) of $5.8, $0.8 and ($4.6), respectively, in estimated interest and penalties. As of December 31, 2023, 2022 and 2021, the liability for unrecognized tax benefits included $41.8, $35.8 and $34.5, respectively, for tax-related interest and penalties.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2023 and 2022, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $208.6 and $194.4, respectively. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next 12-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $35.4.

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies will be required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but will not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the year ended December 31, 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

Note 7—Equity

Stock-Based Compensation:

For the years ended December 31, 2023, 2022 and 2021, the Company’s Income from continuing operations before income taxes was reduced for stock-based compensation expense of $99.0, $89.5 and $83.0, respectively, the expense of which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. In addition, for the years ended December 31, 2023, 2022 and 2021, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $92.4, $64.8 and $71.7, respectively, in Provision for income taxes in the accompanying Consolidated Statements of Income. These aggregate income tax benefits during the years ended December 31, 2023, 2022 and 2021 include excess tax benefits of $82.4, $56.0 and $63.4, respectively, from option exercises. The impact associated with recognizing excess tax benefits from option exercises in the provision for income taxes on our consolidated financial statements could result in significant fluctuations in our effective tax rate in the future, since the provision for income taxes will be impacted by the timing and intrinsic value of future stock-based compensation award exercises.

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 60,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 40,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of December 31, 2023, there were 31,280,607 shares of Class A Common Stock (“Common Stock”) available for the granting of additional stock options under the 2017 Option Plan.

Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan. Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of 10 years from the date of grant.

Stock option activity for 2021, 2022 and 2023 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2021	67,985,648	$37.58	6.79
Options granted	7,543,589	66.65
Options exercised	(9,692,199)	29.87
Options forfeited	(536,290)	48.00
Options outstanding at December 31, 2021	65,300,748	42.00	6.47
Options granted	7,090,798	68.95
Options exercised	(5,627,389)	32.89
Options forfeited	(629,120)	51.82
Options outstanding at December 31, 2022	66,135,037	45.57	6.03
Options granted	6,065,514	75.99
Options exercised	(11,253,331)	35.11
Options forfeited	(557,058)	58.31
Options outstanding at December 31, 2023	60,390,162	$50.45	5.81	$2,939.5
Vested and non-vested options expected to vest at December 31, 2023	58,703,071	$50.06	5.75	$2,880.6
Exercisable options at December 31, 2023	37,866,181	$42.88	4.66	$2,129.9

A summary of the status of the Company’s non-vested options as of December 31, 2023 and changes during the year then ended is as follows:

		Weighted Average
		Fair Value
	Options	at Grant Date
Non-vested options at January 1, 2023	26,721,012	$11.04
Options granted	6,065,514	21.42
Options vested	(9,705,487)	9.28
Options forfeited	(557,058)	12.17
Non-vested options at December 31, 2023	22,523,981	$14.57

The weighted average fair value at the grant date of options granted during 2022 and 2021 was $16.79 and $13.27, respectively.

During the years ended December 31, 2023, 2022 and 2021, the following activity occurred under the Company’s option plans:

	2023	2022	2021
Total intrinsic value of stock options exercised	$559.6	$245.1	$430.9
Total fair value of stock options vested	90.0	79.9	71.7

As of December 31, 2023, the total compensation cost related to non-vested options not yet recognized was approximately $250.3, with a weighted average expected amortization period of 3.36 years.

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

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2023		2022		2021
Risk free interest rate	3.8%		2.7%		0.7%
Expected life	4.9	years	4.8	years	4.7	years
Expected volatility	28.0%		25.9%		25.0%
Expected dividend yield	1.0%		1.0%		1.0%

Restricted Stock

In 2012, the Company adopted the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”). The 2012 Directors Restricted Stock Plan expired on May 22, 2022. The 2012 Directors Restricted Stock Plan was administered by the Board. Grants under the 2012 Directors Restricted Stock Plan entitled the holder to receive shares of the Company’s Common Stock without payment. Restricted shares granted under the 2012 Directors Restricted Stock Plan vested on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant.

On May 17, 2023, 21,312 shares of restricted stock previously granted to non-employee directors vested in accordance with their terms. As of December 31, 2023, no additional shares of restricted stock are outstanding under the 2012 Directors Restricted Stock Plan and, given that the 2012 Directors Restricted Stock Plan has expired, no additional shares of restricted stock will be granted thereunder.

Restricted share activity for 2021, 2022 and 2023 was as follows:

			Weighted Average
		Fair Value	Remaining
	Restricted	at Grant	Amortization
	Shares	Date	Term (in years)
Restricted shares outstanding at January 1, 2021	26,350	$45.55	0.38
Restricted shares granted	21,983	66.33
Shares vested and issued	(27,272)	45.80
Restricted shares outstanding at December 31, 2021	21,061	66.92	0.38
Restricted shares granted	21,312	67.59
Shares vested and issued	(21,061)	66.92
Restricted shares outstanding at December 31, 2022	21,312	67.59	0.37
Restricted shares granted	—	—
Shares vested and issued	(21,312)	67.59
Restricted shares outstanding at December 31, 2023	—	$—	—

The total fair value of restricted share awards that vested during 2023, 2022, and 2021 was $1.4, $1.4 and $1.2, respectively.

Phantom Stock

On June 5, 2023, the Company granted 2,375 shares of phantom stock to each then-current non-employee director (19,000 shares in the aggregate), which will vest and, pursuant to written elections made by each non-employee director, convert into unrestricted shares of the Company’s Common Stock on the earlier of May 19, 2024 or the day immediately prior to the date of the 2024 annual meeting of the Company’s stockholders. As of December 31, 2023, the total compensation cost related to non-vested shares of phantom stock not yet recognized was approximately $0.5 (with a weighted average expected amortization period of 0.37 years).

Stock Repurchase Programs:

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the year ended December 31, 2023, the Company repurchased 7.2 million shares of its Common Stock for $585.1, of which 5.5 million shares, or $435.8, have been retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase. During the year ended December 31, 2022, the Company repurchased 9.9 million shares of its Common Stock for $730.5, of which 9.3 million shares, or $689.7, have been retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase. During the year ended December 31, 2021, the Company repurchased 6.2 million shares of its Common Stock for $457.9 under the 2021 Stock Repurchase Program, of which 5.8 million shares, or $424.9, were retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase. From January 1, 2024 through January 31, 2024, the Company did not repurchase any additional shares of its Common Stock, and, as of February 1, 2024, the Company has remaining authorization to purchase up to $226.5 of its Common Stock under the 2021 Stock Repurchase Program. The timing and amount of any future purchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

On April 24, 2018, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of Common Stock during the three-year period ending April 24, 2021 (the “2018 Stock Repurchase Program”). During the year ended December 31, 2021, the Company repurchased 3.1 million shares of its Common Stock for $203.8 under the 2018 Stock Repurchase Program. As a result of these purchases, the Company completed all purchases authorized under the 2018 Stock Repurchase Program, and, therefore, the 2018 Stock Repurchase Program was terminated. Of the total repurchases made in 2021 under the 2018 Stock Repurchase Program, 2.8 million shares, or $184.0, were retired by the Company, with the remainder of the repurchased shares being retained in Treasury stock at the time of repurchase.

Dividends:

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On October 25, 2022, the Board approved an increase to the Company’s quarterly dividend rate from $0.20 per share to $0.21 per share, effective with dividends declared in the fourth quarter of 2022, and on October 24, 2023, the Board approved an additional increase to the Company’s quarterly dividend rate from $0.21 per share to $0.22 per share, effective with dividends declared in the fourth quarter of 2023, contingent upon declaration by the Board. The following table summarizes the declared quarterly dividends per share for each of the three years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
First Quarter	$0.21	$0.20	$0.145
Second Quarter	0.21	0.20	0.145
Third Quarter	0.21	0.20	0.145
Fourth Quarter	0.22	0.21	0.20
Total	$0.85	$0.81	$0.635

Dividends declared and paid for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Dividends declared	$507.4	$482.6	$379.7
Dividends paid (including those declared in the prior year)	500.6	477.4	346.7

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) included in equity at December 31, 2023, 2022 and 2021 are as follows:

	Foreign	Unrealized	Pension and	Accumulated
	Currency	Gain (Loss)	Postretirement	Other
	Translation	on Hedging	Benefit Plan	Comprehensive
	Adjustments	Activities	Adjustment	(Loss) Income
Balance at January 1, 2021	$(86.6)	$0.1	$(191.6)	$(278.1)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and ($12.3), respectively	(66.2)	—	37.4	(28.8)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($6.6)	—	—	20.4	20.4
Balance at December 31, 2021	(152.8)	0.1	(133.8)	(286.5)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and ($0.4), respectively	(260.2)	(0.1)	(1.4)	(261.7)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($4.3)	—	—	13.2	13.2
Balance at December 31, 2022	(413.0)	—	(122.0)	(535.0)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and $1.1, respectively	0.3	—	(2.0)	(1.7)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($1.0)	—	—	3.1	3.1
Balance at December 31, 2023	$(412.7)	$—	$(120.9)	$(533.6)

For the years ended December 31, 2023, 2022 and 2021, as it relates to the Company’s cash flow hedges, which is comprised of foreign exchange forward contracts, the amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts, as well as the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Consolidated Statements of Income, were not material. There were no reclassifications associated with our net investment hedges from Accumulated other comprehensive income (loss) to earnings during the years presented in the table above. While there were no outstanding cash flow hedges as of December 31, 2023, any amounts included in Accumulated other comprehensive income (loss) associated with cash flow hedges are generally reclassified into earnings within the following twelve months. The amounts reclassified from Accumulated other comprehensive income (loss) to earnings, related to pension and other postretirement benefit plans in the table above, are reported within Other income (expense), net in the Consolidated Statements of Income, the vast majority of which is related to the amortization of actuarial losses associated with our defined benefit plans. The amortization of actuarial losses is included in the computation of net pension expense discussed in more detail within Note 9 herein.

Note 8—Earnings Per Share

The following is a reconciliation of net income from continuing operations, discontinued operations and for total Amphenol Corporation, as well as a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the years ended December 31, 2023, 2022 and 2021 (note that per share amounts may not add due to rounding):

(dollars and shares in millions, except per share data)	2023	2022	2021
Net income attributable to Amphenol Corporation stockholders:
Net income from continuing operations attributable to Amphenol Corporation	$1,928.0	$1,902.3	$1,569.4
Income from discontinued operations attributable to Amphenol Corporation, net of income taxes of ($3.2) for 2021	—	—	21.4
Net income attributable to Amphenol Corporation	$1,928.0	$1,902.3	$1,590.8

Weighted average common shares outstanding — Basic	596.5	596.2	597.9
Effect of dilutive stock options	24.1	24.8	27.6
Weighted average common shares outstanding — Diluted	620.6	621.0	625.5

Net income per common share attributable to Amphenol Corporation — Basic:
Continuing operations	$3.23	$3.19	$2.62
Discontinued operations, net of income taxes	—	—	0.04
Net income attributable to Amphenol Corporation — Basic	$3.23	$3.19	$2.66

Net income per common share attributable to Amphenol Corporation — Diluted:
Continuing operations	$3.11	$3.06	$2.51
Discontinued operations, net of income taxes	—	—	0.03
Net income attributable to Amphenol Corporation — Diluted	$3.11	$3.06	$2.54

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 7.2 million, 9.0 million and 3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 9—Benefit Plans and Other Postretirement Benefits

Defined Benefit Plans

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Plans and are instead covered by various defined contribution plans. The Company also has an unfunded Supplemental Employee Retirement Plan (“SERP”), which provides for the payment of the portion of annual pension that cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. Certain foreign subsidiaries have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The largest foreign pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $81.7 and $71.5 at December 31, 2023 and 2022, respectively. Total required contributions to be made during 2024 for the unfunded Foreign Plans are included in Other accrued expenses in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations as of December 31 of each year.

	U.S. Plans		Foreign Plans		Total
	2023	2022	2023	2022	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$388.2	$495.3	$175.6	$265.9	$563.8	$761.2
Service cost	2.5	3.5	1.3	2.5	3.8	6.0
Interest cost	18.6	10.6	6.8	3.4	25.4	14.0
Plan amendments	—	2.8	—	—	—	2.8
Actuarial loss (gain)	8.8	(95.8)	5.7	(69.6)	14.5	(165.4)
Foreign exchange translation and other	—	—	(9.5)	(19.2)	(9.5)	(19.2)
Benefits paid	(29.6)	(28.2)	(6.6)	(7.4)	(36.2)	(35.6)
Projected benefit obligation at end of year	388.5	388.2	173.3	175.6	561.8	563.8

Change in plan assets:
Fair value of plan assets at beginning of year	387.0	527.5	83.6	116.5	470.6	644.0
Actual return on plan assets	37.1	(113.4)	7.7	(21.5)	44.8	(134.9)
Employer contributions	1.1	1.1	4.3	5.2	5.4	6.3
Foreign exchange translation and other	—	—	(3.0)	(9.2)	(3.0)	(9.2)
Benefits paid	(29.6)	(28.2)	(6.6)	(7.4)	(36.2)	(35.6)
Fair value of plan assets at end of year	395.6	387.0	86.0	83.6	481.6	470.6

Over (under) funded status at end of year	$7.1	$(1.2)	$(87.3)	$(92.0)	$(80.2)	$(93.2)

Amounts recognized on the balance sheet as of December 31:
Other long-term assets	$21.2	$12.9	$0.7	$0.7	$21.9	$13.6

Other accrued expenses	1.2	1.2	2.9	3.2	4.1	4.4
Accrued pension and postretirement benefit obligations	12.9	12.9	85.1	89.5	98.0	102.4
Over (under) funded status at end of year	$7.1	$(1.2)	$(87.3)	$(92.0)	$(80.2)	$(93.2)

Accumulated other comprehensive loss, net	$(104.0)	$(108.5)	$(18.9)	$(15.6)	$(122.9)	$(124.1)

Weighted average assumptions used to determine projected benefit obligations:
Discount rate	4.97%	5.18%	3.72%	4.20%
Rate of compensation increase	2.40%	2.40%	1.89%	1.83%

The projected benefit obligation decreased slightly in 2023 compared to 2022, primarily due to benefits paid during the year, which were largely offset by interest cost. The projected benefit obligation decreased in 2022, primarily due to actuarial gains resulting from the impact of higher discount rates on our projected benefit obligation, along with foreign exchange translation and benefits paid during the year. The accumulated benefit obligation for the Company’s defined benefit pension plans was $557.0 and $560.1 at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the accumulated benefit obligation for the U.S. Plans was $388.2 and $387.8, respectively, and for the Foreign Plans was $168.8 and $172.3, respectively.

The following summarizes information for defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2023 and 2022:

	U.S. Plans		Foreign Plans
	2023	2022	2023	2022
Accumulated benefit obligation	$23.1	$22.8	$142.3	$147.2
Fair value of plan assets	9.1	8.9	57.0	57.7

The following summarizes information for defined benefit plans with a projected benefit obligation in excess of plan assets as of December 31, 2023 and 2022:

	U.S. Plans		Foreign Plans
	2023	2022	2023	2022
Projected benefit obligation	$23.2	$22.9	$169.3	$170.7
Fair value of plan assets	9.1	8.9	81.2	77.9

The amounts, before tax, included in Accumulated other comprehensive loss at December 31, 2023 and 2022 that have not yet been recognized as expense were as follows:

	U.S. Plans		Foreign Plans		Total
	2023	2022	2023	2022	2023	2022
Actuarial losses, net	$131.0	$136.3	$15.7	$11.0	$146.7	$147.3
Prior service cost	4.8	6.5	0.5	0.5	5.3	7.0

The following is a summary of the components of net pension expense for the Company’s defined benefit plans for the years ended December 31, 2023, 2022 and 2021:

	U.S. Plans			Foreign Plans			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Components of net pension expense:
Service cost	$2.5	$3.5	$4.2	$1.3	$2.5	$3.3	$3.8	$6.0	$7.5
Interest cost	18.6	10.6	8.6	6.8	3.4	2.7	25.4	14.0	11.3
Expected return on plan assets	(24.6)	(26.5)	(28.1)	(4.5)	(3.4)	(3.1)	(29.1)	(29.9)	(31.2)
Amortization of prior service cost	1.7	1.4	1.9	0.1	—	0.2	1.8	1.4	2.1
Amortization of actuarial losses	1.6	11.9	17.8	0.7	4.2	7.0	2.3	16.1	24.8
Net pension (income) expense	$(0.2)	$0.9	$4.4	$4.4	$6.7	$10.1	$4.2	$7.6	$14.5

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.18%	2.69%	2.30%	4.20%	1.58%	1.12%
Expected long-term return on assets	5.50%	5.50%	6.00%	5.45%	3.35%	2.71%
Rate of compensation increase	2.40%	2.40%	2.40%	1.93%	1.75%	1.75%

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

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The weighted average discount rate for the U.S. Plans on this basis was 4.97% and 5.18% at December 31, 2023 and 2022, respectively. The decrease in the discount rate for the U.S. Plans resulted in an increase in the benefit obligation of approximately $7 at December 31, 2023. The weighted average discount rate for the Foreign Plans was 3.72% and 4.20% at December 31, 2023 and 2022, respectively. The decrease in the discount rate for the Foreign Plans did not have a material effect on the benefit obligation at December 31, 2023. The Company calculates its service and interest costs by applying a split discount rate approach under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations. The mortality assumptions used by the Company reflect commonly used mortality tables and improvement scales for each plan and increased life expectancies for plan participants.

The primary investment objective of the Plans is to ensure an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. Over time, the Plans have aimed to earn a rate of return on assets greater than the liability discount rate, with a prudent level of risk and diversification. For the U.S. Plans, this has resulted in assets exceeding benefit obligations. In an effort to reduce the funding status volatility of the Plans, the target asset allocations for the U.S. Plans were 15% equities and 85% fixed income as of December 31, 2023, and the Company expects to maintain these target asset allocations for the U.S. Plans for 2024. The target asset allocations for the U.S. Plans were 25% equities and 75% fixed income as of December 31, 2022. Short-term strategic ranges for investments will continue to be established within these new long-term target percentages. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate.

The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks. As of December 31, 2023, there were no significant concentrations of risks in the Company’s defined benefit plan assets. The Company does not invest nor instruct investment managers to invest pension assets in Amphenol securities. The Plans may indirectly hold the Company’s securities as a result of external investment management in certain commingled funds. Such holdings would not be material relative to the Plans’ total assets. The Company’s Foreign Plans primarily invest in equity and debt securities and insurance contracts, as determined by each Plans’ Trustees or investment managers.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company relies primarily on projected long-term asset returns by asset class prepared annually by our investment consultants. For 2023, the expected long-term rate of return on the U.S. Plans’ assets was based on an asset allocation assumption of approximately 25% with equity managers (with an expected long-term rate of return of approximately 6.0%) and 75% with fixed income managers (with an expected long-term rate of return of approximately 5.3%).

The Company’s Plan assets, the vast majority of which relate to the U.S. Plans, are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The process requires judgment and may have an effect on the placement of the Plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension Plans’ assets at December 31, 2023 and 2022 by asset category are as follows (refer to Note 5 for definitions of Level 1, 2 and 3 inputs):

					Assets Measured at
Asset Category	Total	Level 1	Level 2	Level 3	Net Asset Value (a)

December 31, 2023
Equity securities:
U.S. equities — large cap	$29.0	$—	$29.0	$—	$—
U.S. equities — small/mid cap and other	8.7	—	8.7	—	—
International equities — growth	22.1	12.3	9.8	—	—
International equities — other	25.7	—	25.7	—	—

Alternative investment funds	5.6	—	—	—	5.6

Fixed income securities:
U.S. fixed income securities — intermediate term	113.5	—	113.5	—	—
U.S. fixed income securities — long term	210.9	—	210.9	—	—
International fixed income securities — other	39.7	—	39.7	—	—

Insurance contracts	19.5	—	—	19.5	—
Cash and cash equivalents	6.9	6.9	—	—	—

Total	$481.6	$19.2	$437.3	$19.5	$5.6

December 31, 2022
Equity securities:
U.S. equities — large cap	$44.1	$—	$44.1	$—	$—
U.S. equities — small/mid cap and other	13.0	—	13.0	—	—
International equities — growth	28.7	19.7	9.0	—	—
International equities — other	38.4	—	38.4	—	—

Alternative investment funds	14.6	—	—	—	14.6

Fixed income securities:
U.S. fixed income securities — intermediate term	83.6	—	83.6	—	—
U.S. fixed income securities — long term	181.3	—	181.3	—	—
International fixed income securities — other	34.0	—	34.0	—	—

Insurance contracts	24.3	—	—	24.3	—
Cash and cash equivalents	8.6	8.6	—	—	—

Total	$470.6	$28.3	$403.4	$24.3	$14.6

(a)	Certain investments measured at fair value using the net asset value practical expedient have been removed from the fair value hierarchy but included in the table above in order to permit the reconciliation of the fair value hierarchy to total plan assets.

Equity securities primarily consist of publicly traded U.S. and non-U.S. equities. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded. Certain equity securities held in commingled funds are valued at unitized net asset value (“NAV”) based on the fair value of the underlying net assets owned by the funds. Alternative investment funds include investments in hedge funds including fund of fund products.

Fixed income securities primarily consist of government securities and corporate bonds. They are valued at the closing price in the active market or at quotes obtained from brokers/dealers or pricing services. Certain fixed income securities held within commingled funds are valued based on the fair value of the underlying net assets of the funds, as determined by the custodian of the funds.

The Level 2 pension plan assets are comprised primarily of pooled funds valued using published prices based off of observable market data.

The Level 3 pension plan assets as of December 31, 2023 and 2022 included in the table above primarily consist of contracts with insurance companies related to certain foreign plans. The insurance contracts generally include guarantees in accordance with the policy purchased. Our valuation of Level 3 assets is based on insurance company or third-party actuarial valuations, representing an estimation of the surrender or market values of the insurance contract between the Company and the insurance companies. The following table sets forth a summary of changes of the fair value of the Level 3 pension plan assets for the years ended December 31, 2023 and 2022:

	2023	2022
Balance on January 1	$24.3	$34.1
Unrealized gains (losses), net	1.6	(6.2)
Purchases, sales and settlements, net	(7.2)	(1.3)
Foreign currency translation	0.8	(2.3)
Balance on December 31	$19.5	$24.3

The Company made cash contributions to the Plans of $5.4, $6.3, and $6.8 in 2023, 2022, and 2021, respectively. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

	U.S.	Foreign
Year	Plans	Plans	Total
2024	$38.5	$7.5	$46.0
2025	29.9	7.7	37.6
2026	30.1	8.0	38.1
2027	30.1	8.3	38.4
2028	30.0	8.6	38.6
2029-2033	142.6	46.1	188.7

Certain foreign subsidiaries of the Company offer certain benefits under local statutory plans which are excluded from the tables above. The net liability for such plans was $30.9 and $15.6 as of December 31, 2023 and 2022, respectively, the majority of which is included within Accrued pension and postretirement benefit obligations in the accompanying Consolidated Balance Sheets.

Other Postretirement Benefit Plans

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees in the U.S. through postretirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. As of December 31, 2023 and 2022, the total liability associated with postretirement benefit obligations was approximately $3.9 and $4.3, respectively, the majority of which is included in Accrued pension and postretirement benefit obligations on the accompanying Consolidated Balance Sheets. The weighted average discount rate used to determine the projected benefit obligation as of December 31, 2023 and 2022 was 5.00% and 5.22%, respectively. Net postretirement benefit expense on the accompanying Consolidated Statements of Income was not material for each of the years ended December 31, 2023, 2022 and 2021. Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company.

Defined Contribution Plans

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. Through December 31, 2022, the Company matched employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. Effective

January 1, 2023, the Company increased its matching of employee contributions to the U.S. defined contribution plans to a maximum of 7% of eligible compensation. The Company provided matching contributions to the U.S. defined contribution plans of approximately $24.0, $18.0 and $16.2 in 2023, 2022 and 2021, respectively.

Note 10—Leases

Operating Leases

For the years ended December 31, 2023, 2022 and 2021, total operating lease cost was $127.1, $121.4, and $118.2, respectively, which include an immaterial amount of variable lease cost, and is recorded in Cost of sales and Selling, general and administrative expenses, dependent on the nature of the leased asset. Other than variable lease cost, operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable operating leases for each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases and (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, all as of December 31, 2023:

Year Ending December 31,
2024	$99.8
2025	72.7
2026	53.3
2027	36.9
2028	22.8
Thereafter	46.7
Total future minimum lease payments	$332.2
Less imputed interest	(28.5)
Total present value of future minimum lease payments	$303.7

The following summarizes the operating lease-related account balances on our Consolidated Balance Sheets, as of December 31, 2023 and 2022:

	2023	2022
Operating lease right-of-use assets (included in Other long-term assets)	$301.5	$289.5

Other accrued expenses	$91.6	$85.2
Other long-term liabilities	212.1	208.5
Total operating lease liabilities	$303.7	$293.7

The following summarizes additional supplemental data related to our operating leases:

Year Ended December 31:	2023	2022	2021
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$114.3	$109.3	$103.2

Right-of-use assets obtained in exchange for lease liabilities	$115.2	$164.5	$121.5

As of December 31:
Weighted Average Remaining Lease Term	5 years	5 years	5 years
Weighted Average Discount Rate	3.6%	2.7%	2.2%

Lease contracts that we have executed but which have not yet commenced as of December 31, 2023 were not material, and are excluded from the tables above. The Company does not generally enter into leases involving the construction or design of the underlying asset, and nearly all of the assets we lease are not specialized in nature. Our lease agreements generally do not include residual value guarantees nor do we enter into sublease arrangements with external parties.

Finance Leases

In rare circumstances, the Company may enter into finance leases for specific equipment used in manufacturing, in which the Company takes ownership of the asset upon the end of the lease. The Company records its finance leases within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt on the accompanying Consolidated Balance Sheets. The Company’s finance leases and related depreciation and interest expense, cash flows and impact on the Company’s consolidated financial statements were not material individually or in the aggregate as of and for the years ended December 31, 2023, 2022 and 2021.

Note 11—Acquisitions

2023 Acquisitions

During the year ended December 31, 2023, the Company completed 10 acquisitions (the “2023 Acquisitions”) for approximately $970.4, net of cash acquired. Five of the acquisitions have been included in the Harsh Environment Solutions segment, three acquisitions have been included in the Interconnect and Sensor Systems segment, and two acquisitions have been included in the Communications Solutions segment. The 2023 Acquisitions were each funded using cash on hand or borrowings under our Commercial Paper Programs, or a combination thereof. One of the 2023 Acquisitions, which closed in the second quarter of 2023, represented a bargain purchase, where the estimated fair value of assets acquired, net of liabilities assumed, exceeded the purchase price. The Company recognized a non-cash gain of $5.4 on the bargain purchase acquisition during the year ended December 31, 2023, which has been recorded separately in the Company’s Consolidated Statements of Income.

As of December 31, 2023, the 2023 Acquisitions resulted in the recognition of $609.4 of goodwill and $181.3 of definite-lived intangible assets, comprised of customer relationships, proprietary technology and acquired backlog, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities and noncontrolling interests assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships and proprietary technology having useful lives ranging from 6 to 15 years and the acquired backlog having a useful life of approximately 0.25 years. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that approximately $145 of the goodwill recognized from the 2023 Acquisitions will be deductible for tax purposes. The Company is in the process of analyzing and completing the allocation of the fair value of assets acquired and liabilities assumed for these acquisitions. Since the current purchase price allocations are based on preliminary assessments made by management as of December 31, 2023, the acquisition accounting is subject to final adjustments, and it is possible that the final assessments of values may differ from our preliminary assessments. The operating results of the 2023 Acquisitions have been included in the Consolidated Statements of Income for the year ended December 31, 2023 since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, have not been presented, since the 2023 Acquisitions are not material, either individually or in the aggregate, to the Company’s financial results.

2022 Acquisitions

During the year ended December 31, 2022, the Company completed two acquisitions (the “2022 Acquisitions”) for approximately $288.2, net of cash acquired. The 2022 Acquisitions were funded through a combination of borrowings under the U.S. Commercial Paper Program and cash on hand. One acquisition was included in the Harsh Environment Solutions segment, while the other acquisition was included in the Interconnect and Sensor Systems segment. The Company completed the acquisition accounting, including the analyses of the fair value of assets acquired and liabilities assumed, for all of the 2022 Acquisitions, and each of the final assessments of values did not differ materially from their previous preliminary assessments. The operating results of the 2022 Acquisitions were included in the Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, was not presented, since the 2022 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

2021 Acquisitions

During the year ended December 31, 2021, the Company completed seven acquisitions (the “2021 Acquisitions”) for $2,225.4, net of cash acquired, while also completing the divestiture of the Divested MTS business, as discussed below.  One of the acquisitions was included in the Harsh Environment Solutions segment, three acquisitions were included in the Communications Solutions segment, and three acquisitions were included in the Interconnect and Sensor Systems segment. The Company completed the acquisition accounting, including the analyses of the fair value of assets acquired and liabilities assumed, for all of the 2021 Acquisitions, and each of the final assessments of values did not differ materially from their previous preliminary assessments. The operating results of the 2021 Acquisitions were included in the Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocation related to these acquisitions, was not presented, since the 2021 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition of MTS Systems Corporation

On December 9, 2020, Amphenol announced that the Company entered into a definitive agreement under which Amphenol would acquire MTS Systems Corporation (Nasdaq: MTSC) (“MTS”) for $58.50 per share in cash. MTS, a leading global supplier of precision sensors, advanced test systems and motion simulators, was historically organized into two business segments: Sensors (“MTS Sensors”) and Test & Simulation (“MTS T&S”). The MTS Sensors business provides the Company with a highly complementary offering of high-technology, harsh environment sensors sold into diverse end markets and applications. The MTS Sensors business has further expanded the Company’s range of sensor and sensor-based products across a wide array of industries and is reported as part of our continuing operations and within our Interconnect and Sensor Systems segment. On January 19, 2021 and prior to the closing of the MTS acquisition, the Company entered into a definitive agreement to sell MTS (including the MTS T&S business, but excluding the MTS Sensors business) to Illinois Tool Works Inc. (“ITW”). Throughout this Annual Report, we refer to MTS (including the MTS T&S business, but excluding the MTS Sensors business) as the “Divested MTS business”.

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

The purchase price allocation for the MTS Sensors business was performed separately from the Divested MTS business, the latter of which was accounted for as discontinued operations and whose assets acquired, including associated goodwill, and liabilities assumed were reported as current assets held for sale and current liabilities held for sale on the Company’s balance sheet. As a result of the sale of the Divested MTS business on December 1, 2021, the Company completed the acquisition accounting associated with the Divested MTS business and the associated current assets held for sale and current liabilities held for sale were no longer reported on the Company’s Consolidated Balance Sheets as of December 31, 2021.

The retained MTS Sensors business is reported within our Interconnect and Sensor Systems segment. In 2022, the Company completed its analysis of the purchase price allocation of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, as part of the acquisition accounting associated with the MTS Sensors business. The final assessment of values for the MTS Sensors business did not differ materially from previous preliminary assessments. The MTS acquisition resulted in the recognition of $738.7 of goodwill, $54.0 of indefinite-lived tradename intangible assets and $178.2 of definite-lived intangible assets, each associated with the MTS Sensors business. The definite-lived intangible assets are comprised of customer relationships, proprietary technology, and backlog of $122.9, $39.1 and $16.2, respectively, and are amortized based upon the underlying pattern of economic benefit with weighted average useful lives of 11 years, 15 years and 0.25 years, respectively. Other than these intangible assets, the remainder of the purchase price was allocated to other identifiable assets acquired and liabilities assumed. As part of acquisition accounting, the Company also recorded $47.0 of deferred tax liabilities associated with certain basis differences, the majority of which the Company recognized for tax purposes and paid in the fourth quarter of 2021 upon the sale of the Divested MTS business. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of assembled workforce and the anticipated cost savings and efficiencies associated with the integration of the MTS Sensors business, along with other intangible assets acquired that do not qualify for separate recognition. The Company does not expect any such recognized goodwill associated with the acquisition of the MTS Sensors business to be deductible for tax purposes. The operating results for the MTS Sensors business have been included within continuing operations in the Consolidated Statements of Income since the acquisition date of April 7, 2021, while the operating results for the Divested MTS business were classified and reported as discontinued operations as discussed further below.

Presentation and Sale of the Divested MTS Business

On January 19, 2021 and prior to the closing of the MTS acquisition, the Company entered into a definitive agreement to sell the Divested MTS business to ITW. As a result of the agreement to sell the Divested MTS business to ITW, the Divested MTS business met the discontinued operations reporting criteria and “held for sale” accounting criteria as of the MTS acquisition date of April 7, 2021, and therefore, the Company did not assign the Divested MTS business to any of its three reportable business segments. Accordingly, since the Divested MTS business had never been nor was expected to ever be considered part of our continuing operations, the Company accounted for the operating results and related cash flows associated with the Divested MTS business as discontinued operations in the accompanying Consolidated Statements of Income and Consolidated Statements of Cash Flow, respectively, as of the MTS acquisition date through December 1, 2021, the date of the sale of the Divested MTS business. For the year ended December 31, 2021, the comprehensive income associated with discontinued operations was not material and was not presented separately in the Consolidated Statements of Comprehensive Income. The Company also ceased recording depreciation and amortization on the held for sale assets as of the MTS acquisition date.

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

Acquisition of Halo Technology Limited

On December 1, 2021, the Company completed the acquisition of approximately 97% of the common stock of Halo Technology Limited (“Halo”) for a purchase price of approximately $694, net of cash acquired. The sellers retained a noncontrolling interest of less than 3% in Halo, which includes redeemable features that are outside the control of the Company and therefore, is classified as temporary equity on the Consolidated Balance Sheets as of December 31, 2023 and 2022, as discussed in more detail in Notes 1 and 5 herein. The acquisition was funded with cash on hand. Halo, which is headquartered in the United States (California), is a leading provider of active and passive fiber optic interconnect components, with product offerings that are highly complementary to our existing high-speed and fiber optic interconnect solutions for the communications infrastructure markets. In 2022, the Company completed the acquisition accounting related to the Halo acquisition, specifically associated with the purchase price allocation of the fair value of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interest assumed. The final assessment of values for the Halo acquisition did not differ materially from previous preliminary assessments. The Halo acquisition resulted in the recognition of $522.1 of goodwill, $29.0 of indefinite-lived tradename intangible assets and $168.0 of definite-lived intangible assets. The definite-lived intangible assets were comprised of customer relationships, proprietary technology, and backlog of $44.0, $115.0 and $9.0, respectively, and are amortized based upon the underlying pattern of economic benefit with weighted average useful lives of 13 years, 15 years and one month, respectively. Other than these intangible assets, the remainder of the purchase price was allocated to other identifiable assets acquired and liabilities and noncontrolling interests (including redeemable noncontrolling interests) assumed. As part of acquisition accounting, the excess purchase price over the fair value of the underlying assets acquired (net of liabilities and noncontrolling interests assumed) was allocated to goodwill, which primarily represents the value of assembled workforce and the anticipated cost savings and efficiencies associated with the integration of Halo, along with other intangible assets acquired that do not qualify for separate recognition. The Company does not expect any such recognized goodwill associated with the Halo acquisition to be deductible for tax purposes. The operating results for Halo were included in the Consolidated Statements of Income since the acquisition date. The acquisition of Halo, which is reported within our Communications Solutions segment, was not material to the Company’s financial results.

Acquisition-related Expenses

In 2023, the Company incurred $34.6 ($30.2 after-tax) of acquisition-related expenses, comprised primarily of external transaction costs associated with the 2023 Acquisitions, as well as the amortization of $12.4 related to the value associated with acquired backlog resulting from three of the 2023 Acquisitions. In 2022, the Company incurred $21.5 ($18.4 after-tax) of acquisition-related expenses, comprised primarily of the amortization of $12.0 related to the value associated with acquired backlog resulting from the 2022 Acquisitions, along with external transaction costs. In 2021, the Company incurred $70.4 ($57.3 after-tax) of acquisition-related expenses, comprised primarily of transaction, severance, restructuring and certain non-cash purchase accounting costs related to the MTS acquisition in the second quarter of 2021, along with external transaction costs and certain non-cash purchase accounting costs related to the Halo acquisition in the fourth quarter of 2021. Such acquisition-related expenses are presented separately in the accompanying Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Harsh		Interconnect
	Environment	Communications	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2021	$1,663.7	$2,950.1	$1,763.0	$6,376.8
Acquisition-related	33.6	(5.1)	161.5	190.0
Foreign currency translation	(30.2)	(36.9)	(53.6)	(120.7)
Goodwill at December 31, 2022	1,667.1	2,908.1	1,870.9	6,446.1
Acquisition-related	334.9	68.8	208.7	612.4
Foreign currency translation	7.3	0.6	26.0	33.9
Goodwill at December 31, 2023	$2,009.3	$2,977.5	$2,105.6	$7,092.4

The increase in goodwill during 2023 was primarily driven by goodwill recognized from the 2023 Acquisitions. The increase in goodwill during 2022 was primarily driven by goodwill recognized from the 2022 Acquisitions, partially offset by foreign currency translation.

Other than goodwill noted above, the Company’s intangible assets as of December 31, 2023 and 2022 were as follows:

	December 31, 2023				December 31, 2022
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	$782.6	$450.6	$332.0	$677.0	$398.3	$278.7
Proprietary technology	13	365.1	146.1	219.0	310.0	123.8	186.2
Backlog and other	1	114.1	99.4	14.7	86.9	86.8	0.1
Total intangible assets (definite-lived)	10	1,261.8	696.1	565.7	1,073.9	608.9	465.0

Trade names (indefinite-lived)		269.1		269.1	269.1		269.1
		$1,530.9	$696.1	$834.8	$1,343.0	$608.9	$734.1

The increase in the gross carrying amount of intangible assets in 2023 was primarily driven by customer relationships and proprietary technology resulting from acquisition accounting associated with certain 2023 Acquisitions. Amortization expense for the years ended December 31, 2023, 2022 and 2021 was approximately $86.0, $81.0 and $86.4, respectively, which included the amortization of acquired backlog of $12.4, $12.0, and $25.2, respectively, resulting from acquisitions in each respective year. As of December 31, 2023, amortization expense relating to the Company’s current intangible assets estimated for each of the next five fiscal years is approximately $93.0 in 2024 (which includes the estimated amortization of acquired backlog resulting from certain acquisitions that closed late in 2023), $68.9 in 2025, $67.3 in 2026, $60.5 in 2027, and $53.2 in 2028.

Note 13—Reportable Business Segments and International Operations

Since January 1, 2022, the Company aligns its businesses into three reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. This segment structure reflects (i) the manner in which the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, regularly assesses information for decision-making purposes, including the allocation of resources, and (ii) how the Company operates its businesses, assesses performance, and communicates results and strategy, among other items, to the Board and its stockholders. The Company has three segment managers to lead their respective reportable business segments, each reporting directly to the Chief Executive Officer. The Company organizes its reportable business segments based on the manner in which management evaluates the performance of the Company, combined with the nature of the individual business activities and the product-based solutions offered.

The following are the Company’s three reportable business segments:

●Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, printed circuits and printed circuit assemblies and other products for use in the industrial, defense, commercial aerospace, automotive, mobile networks and information technology and data communications end markets.

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, together with antennas, for use in the information technology and data communications, mobile devices, industrial, mobile networks, broadband communications, automotive, commercial aerospace and defense end markets.

●Interconnect and Sensor Systems – the Interconnect and Sensor Systems segment designs, manufactures and markets a broad range of sensors, sensor-based systems, connectors and value-add interconnect systems used in the automotive, industrial, information technology and data communications, mobile networks, defense and commercial aerospace end markets.

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

Net sales by segment for the years ended December 31, 2023, 2022 and 2021 are as follows:

	External			Intersegment
	2023	2022	2021	2023	2022	2021
Harsh Environment Solutions	$3,530.8	$3,107.2	$2,752.2	$90.8	$78.1	$70.6
Communications Solutions	4,912.8	5,652.4	4,832.1	50.2	79.4	75.0
Interconnect and Sensor Systems	4,111.1	3,863.4	3,292.0	18.2	17.2	23.7
Consolidated Net sales	$12,554.7	$12,623.0	$10,876.3	$159.2	$174.7	$169.3

Segment operating income and the reconciliation of segment operating income to consolidated income from continuing operations before income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Segment operating income:
Harsh Environment Solutions	$943.9	$801.6	$708.2
Communications Solutions	1,063.5	1,245.7	1,023.3
Interconnect and Sensor Systems	753.7	716.5	588.1
Total segment operating income	2,761.1	2,763.8	2,319.6

Corporate / Other:
Stock-based compensation expense	(99.0)	(89.5)	(83.0)
Acquisition-related expenses	(34.6)	(21.5)	(70.4)
Other operating expenses	(67.9)	(67.0)	(61.1)
Interest expense	(139.5)	(128.4)	(115.5)
Gain on bargain purchase acquisition	5.4	—	—
Other income (expense), net	29.3	10.0	(0.4)

Income from continuing operations before income taxes	$2,454.8	$2,467.4	$1,989.2

Depreciation and amortization expense by segment for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Harsh Environment Solutions	$91.0	$78.2	$73.2
Communications Solutions	177.0	183.7	179.2
Interconnect and Sensor Systems	131.1	124.5	136.1
Corporate / Other	7.3	6.5	7.1
Total	$406.4	$392.9	$395.6

Net sales by geographic area for the years ended December 31, 2023, 2022 and 2021 and long-lived assets by geographic area as of December 31 were as follows:

	2023	2022	2021
Net sales
United States	$4,405.4	$4,155.2	$3,155.9
China	2,884.0	3,265.0	3,044.4
Other foreign locations	5,265.3	5,202.8	4,676.0
Total	$12,554.7	$12,623.0	$10,876.3

Long-lived assets(1)
United States	$442.6	$386.1	$362.1
China	455.5	470.1	451.7
Other foreign locations	718.1	637.6	606.4
Total	$1,616.2	$1,493.8	$1,420.2

(1) Long-lived assets included in this table are comprised of property, plant and equipment, net, and operating lease right-of-use assets for all years presented.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the years ended December 31, 2023, 2022 and 2021:

Net sales by sales channel:	2023	2022	2021
End customers and contract manufacturers:
Harsh Environment Solutions	$2,581.6	$2,176.4	$1,980.7
Communications Solutions	3,933.2	4,469.0	3,889.0
Interconnect and Sensor Systems	3,947.4	3,724.6	3,168.5
	$10,462.2	$10,370.0	$9,038.2

Distributors and resellers:
Harsh Environment Solutions	$949.2	$930.8	$771.5
Communications Solutions	979.6	1,183.4	943.1
Interconnect and Sensor Systems	163.7	138.8	123.5
	$2,092.5	$2,253.0	$1,838.1

Total Net sales	$12,554.7	$12,623.0	$10,876.3

Net sales by geography:	2023	2022	2021
United States:
Harsh Environment Solutions	$1,790.5	$1,558.2	$1,352.2
Communications Solutions	1,395.8	1,495.3	958.2
Interconnect and Sensor Systems	1,219.1	1,101.7	845.5
	$4,405.4	$4,155.2	$3,155.9

China:
Harsh Environment Solutions	$351.2	$437.5	$437.1
Communications Solutions	1,669.4	1,939.6	1,914.6
Interconnect and Sensor Systems	863.4	887.9	692.7
	$2,884.0	$3,265.0	$3,044.4

Other foreign locations:
Harsh Environment Solutions	$1,389.1	$1,111.5	$962.9
Communications Solutions	1,847.6	2,217.5	1,959.3
Interconnect and Sensor Systems	2,028.6	1,873.8	1,753.8
	$5,265.3	$5,202.8	$4,676.0

Total Net sales	$12,554.7	$12,623.0	$10,876.3

Net sales by geographic area are based on the customer location to which the product is shipped. No single customer accounted for 10% or more of the Company’s net sales during the years ended December 31, 2023, 2022 and

2021. It is impracticable to disclose net sales by product or group of products. For further discussion related to the Company’s policies surrounding revenue recognition, refer to Note 1 herein.

Reportable Business Segments Prior to 2022

Prior to 2022 and through December 31, 2021, the Company operated through two reportable business segments:

●Interconnect Products and Assemblies – The Interconnect Products and Assemblies segment primarily designed, manufactured and marketed a broad range of connector and connector systems, value-add products and other products, including antennas and sensors, used in a wide range of applications in a diverse set of end markets.

●Cable Products and Solutions – The Cable Products and Solutions segment primarily designed, manufactured and marketed cable, value-add products and components for use primarily in the broadband communications and information technology markets, as well as certain applications in other markets.

Businesses previously reported in the Interconnect Products and Assemblies segment were aligned with one of the Company’s three segments, while all businesses previously reported in the Cable Products and Solutions segment were aligned with the Communications Solutions segment.

Note 14—Commitments and Contingencies

The Company is party to a number of legal and/or regulatory actions arising out of the normal course of its business. The Company records a loss contingency liability when, in the opinion of management after seeking legal advice, a loss is considered probable and the amount can be reasonably estimated. Based on information currently available and management’s evaluation of such information, the Company does not believe that the resolution of any existing legal or regulatory action is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s legal costs associated with defending itself are recorded to expense as incurred.

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

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2023, the Company had purchase commitments of $932.4 in 2024, $28.1 in 2025 and 2026, combined, and $8.2 beyond 2026.

Note 15—Subsequent Events

On January 30, 2024, the Company entered into a definitive stock purchase agreement by and between the Company and Carlisle Companies Incorporated (“Carlisle”), agreeing to acquire the Carlisle Interconnect Technologies (“CIT”) business of Carlisle for an aggregate purchase price of $2,025 in cash, subject to customary post-closing adjustments. The acquisition is expected to be completed by the end of the second quarter of 2024 and is subject to certain regulatory approvals and other customary closing conditions. The Company expects to finance the CIT acquisition through a combination of cash on hand and debt financing, which could include borrowings under the Company’s existing credit and/or U.S. Commercial Paper Program. CIT, headquartered in St. Augustine, FL, is a leading global supplier of harsh environment interconnect solutions primarily to the commercial aerospace, defense and industrial end markets. CIT’s wide range of products include wire and cable, cable assemblies, contacts, connectors and sensors, which, management believes, are highly complementary to Amphenol’s existing interconnect and sensor solutions. If and when the acquisition is consummated, the Company expects to report the CIT business within its Harsh Environment Solutions segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2023 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that Deloitte & Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Annual Report.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The Company intends to file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act within 120 days following the end of the fiscal year ended December 31, 2023, and certain information included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 31, 2023:

Equity Compensation Plan Information
	Number of	Weighted	Number of securities remaining
	securities to be issued	average exercise	available for future issuance
	upon exercise of	price of outstanding	under equity compensation
	outstanding options,	options, warrants	plans (excluding shares
Plan category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	60,409,162	$50.46	31,280,607
Equity compensation plans not approved by security holders	—	—	—
Total	60,409,162	$50.46	31,280,607

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
10.12

Fifth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 29, 2018 (filed as Exhibit 10.12 to the December 31, 2018 Form 10-K).†*

10.13

Sixth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated October 4, 2019 (filed as Exhibit 10.13 to the December 31, 2019 Form 10-K).†*

10.14

Seventh Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 2, 2019 (filed as Exhibit 10.14 to the December 31, 2019 Form 10-K).†*

10.15

Eighth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 9, 2021 (filed as Exhibit 10.15 to the December 31, 2021 Form 10-K).†*

10.16

Ninth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated December 1, 2022 (filed as Exhibit 10.16 to the December 31, 2022 Form 10-K).†*

10.17

Tenth Amendment to Pension Plan for Employees of Amphenol Corporation as amended and restated effective January 1, 2016, dated August 28, 2023 (filed as Exhibit 10.17 to the September 30, 2023 Form 10-Q).†*

10.18	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 Form 10-K).†*
10.19	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 Form 10-K).†*
10.20	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 Form 10-K).†*
10.21	The 2012 Restricted Stock Plan for Directors of Amphenol Corporation dated May 24, 2012 (filed as Exhibit 10.15 to the June 30, 2012 Form 10-Q).†*
10.22	2012 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement dated May 24, 2012 (filed as Exhibit 10.16 to the June 30, 2012 Form 10-Q).†*
10.23	Amphenol Corporation Form of Director Phantom Stock Award Agreement (filed as Exhibit 10.22 to the June 30, 2023 Form 10-Q).†*
10.24	2024 Amphenol Corporation Management Incentive Plan.†**

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

10.27	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2023, dated December 19, 2022 (filed as Exhibit 10.25 to the December 31, 2022 Form 10-K).†*
10.28	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2024, dated November 30, 2023.†**
10.29	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 Form 10-Q).†*
10.30	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 Form 10-K).†*
10.31	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2019 (filed as Exhibit 10.28 to the December 31, 2018 Form 10-K).†*
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

10.35	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 Form 10-K).†*
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
97.1	Amphenol Corporation Policy for Recovery of Erroneously Awarded Compensation.**
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).**

†       Management contract or compensatory plan or arrangement.

*       Incorporated herein by reference as stated.

**     Filed herewith.

***   Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2023, 2022 and 2021

(Dollars in millions)

	Balance at	Charged to		Balance at
	beginning	cost and	Additions	end of
	of period	expenses	(Deductions)	period
Allowance for doubtful accounts:
Year ended December 31, 2023	$63.9	$13.4	$(8.9)	$68.4
Year ended December 31, 2022	43.5	20.2	0.2	63.9
Year ended December 31, 2021	44.8	1.5	(2.8)	43.5

Valuation allowance on deferred tax assets:
Year ended December 31, 2023	$42.2	$3.4	$1.0	$46.6
Year ended December 31, 2022	44.9	(1.1)	(1.6)	42.2
Year ended December 31, 2021	40.1	6.3	(1.5)	44.9

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 7th day of February, 2024.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Adam Norwitt	President, Chief Executive Officer and Director	February 7, 2024
R. Adam Norwitt	(Principal Executive Officer)

/s/ Craig A. Lampo	Senior Vice President and Chief Financial Officer	February 7, 2024
Craig A. Lampo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 7, 2024
Martin H. Loeffler

/s/ David P. Falck	Presiding Director	February 7, 2024
David P. Falck

/s/ Nancy A. Altobello	Director	February 7, 2024
Nancy A. Altobello

/s/ Edward G. Jepsen	Director	February 7, 2024
Edward G. Jepsen

/s/ Rita S. Lane	Director	February 7, 2024
Rita S. Lane

/s/ Robert A. Livingston	Director	February 7, 2024
Robert A. Livingston

/s/ Prahlad Singh	Director	February 7, 2024
Prahlad Singh

/s/ Anne Clarke Wolff	Director	February 7, 2024
Anne Clarke Wolff