Form 10-Q
period 2024-03-31
AMPHENOL CORP /DE/
filed 2024-04-26
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 OR

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

As of April 23, 2024, the total number of shares outstanding of the Registrant’s Class A Common Stock was 600,603,947.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,857.1	$1,475.0
Short-term investments	106.4	185.2
Total cash, cash equivalents and short-term investments	1,963.5	1,660.2
Accounts receivable, less allowance for doubtful accounts of $68.0 and $68.4, respectively	2,501.4	2,618.4
Inventories	2,152.9	2,167.1
Prepaid expenses and other current assets	423.9	389.6
Total current assets	7,041.7	6,835.3

Property, plant and equipment, less accumulated depreciation of $2,304.1 and $2,261.8, respectively	1,311.6	1,314.7
Goodwill	7,100.5	7,092.4
Other intangible assets, net	785.4	834.8
Other long-term assets	483.3	449.2
Total Assets	$16,722.5	$16,526.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$1,264.7	$1,350.9
Accrued salaries, wages and employee benefits	351.2	412.8
Accrued income taxes	150.9	166.0
Accrued dividends	132.1	131.7
Other accrued expenses	771.7	737.5
Current portion of long-term debt	752.5	353.8
Total current liabilities	3,423.1	3,152.7

Long-term debt, less current portion	3,556.9	3,983.5
Accrued pension and postretirement benefit obligations	142.1	143.0
Deferred income taxes	371.0	367.0
Other long-term liabilities	464.8	453.7
Total Liabilities	7,957.9	8,099.9

Redeemable noncontrolling interests	30.9	30.7

Equity:
Common stock	0.6	0.6
Additional paid-in capital	3,224.1	3,101.2
Retained earnings	6,163.5	5,921.1
Treasury stock, at cost	(103.8)	(142.8)
Accumulated other comprehensive loss	(602.9)	(533.6)
Total stockholders’ equity attributable to Amphenol Corporation	8,681.5	8,346.5

Noncontrolling interests	52.2	49.3
Total Equity	8,733.7	8,395.8
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$16,722.5	$16,526.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$3,256.3	$2,974.0
Cost of sales	2,167.3	2,030.6
Gross profit	1,089.0	943.4
Acquisition-related expenses	—	5.4
Selling, general and administrative expenses	404.2	346.3
Operating income	684.8	591.7

Interest expense	(38.1)	(35.9)
Other income (expense), net	16.0	4.1
Income before income taxes	662.7	559.9
Provision for income taxes	(110.7)	(117.2)
Net income	552.0	442.7
Less: Net income attributable to noncontrolling interests	(3.3)	(3.5)
Net income attributable to Amphenol Corporation	$548.7	$439.2

Net income attributable to Amphenol Corporation per common share — Basic	$0.91	$0.74

Weighted average common shares outstanding — Basic	600.0	595.1

Net income attributable to Amphenol Corporation per common share — Diluted	$0.87	$0.71

Weighted average common shares outstanding — Diluted	627.9	619.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended
	March 31,
	2024	2023

Net income	$552.0	$442.7

Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(71.2)	42.5
Pension and postretirement benefit plan adjustment, net of tax of ($0.3) and ($0.2), respectively	0.9	0.7
Total other comprehensive income (loss), net of tax	(70.3)	43.2

Total comprehensive income	481.7	485.9

Less: Comprehensive income attributable to noncontrolling interests	(2.3)	(4.3)

Comprehensive income attributable to Amphenol Corporation	$479.4	$481.6

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2024	2023
Cash from operating activities:
Net income	$552.0	$442.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.8	96.3
Stock-based compensation expense	23.8	21.7
Deferred income tax provision	1.9	0.1
Net change in components of working capital	(73.9)	(23.8)
Net change in other long-term assets and liabilities	(8.1)	(4.6)
Net cash provided by operating activities	599.5	532.4

Cash from investing activities:
Capital expenditures	(94.3)	(97.7)
Proceeds from disposals of property, plant and equipment	0.5	0.8
Purchases of investments	(11.9)	(56.7)
Sales and maturities of investments	87.6	10.0
Acquisitions, net of cash acquired	—	(113.2)
Other, net	1.1	0.2
Net cash used in investing activities	(17.0)	(256.6)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	—	350.2
Repayments of senior notes and other long-term debt	(1.1)	(3.1)
(Repayments) borrowings under commercial paper programs, net	—	(387.5)
Payment of costs related to debt financing	(2.9)	(2.3)
Purchase of treasury stock	(153.8)	(166.9)
Proceeds from exercise of stock options	113.3	74.3
Distributions to and purchases of noncontrolling interests	—	(5.2)
Dividend payments	(131.7)	(124.9)
Net cash used in financing activities	(176.2)	(265.4)

Effect of exchange rate changes on cash and cash equivalents	(24.2)	7.6

Net increase in cash and cash equivalents	382.1	18.0
Cash and cash equivalents balance, beginning of period	1,475.0	1,373.1

Cash and cash equivalents balance, end of period	$1,857.1	$1,391.1

Cash paid for:
Interest	$32.8	$34.9
Income taxes, net	130.1	116.1

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts included in the following Notes to Condensed Consolidated Financial Statements

are presented in millions, except share and per share data, unless otherwise noted)

Note 1—Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, and each of the related Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2024 and 2023, include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).

Note 2—New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends ASC 280. The intent of ASU 2023-07 is to improve the disclosures around a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses by requiring entities to disclose on an annual and interim basis: (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss and (ii) an amount for other segment items by reportable segment and a description of its composition, which represents the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. Furthermore, entities will be required to: (i) provide all annual disclosures about a segment’s profit or loss and assets currently required under ASC 280 on an interim basis as well, (ii) clarify that an entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its consolidated financial statements and disclosures.

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

Company is currently evaluating the potential impact of ASU 2023-09 on its consolidated financial statements and disclosures.

Note 3—Inventories

Inventories consist of:

	March 31,	December 31,
	2024	2023
Raw materials and supplies	$970.9	$964.7
Work in process	587.0	562.3
Finished goods	595.0	640.1
	$2,152.9	$2,167.1

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	March 31, 2024		December 31, 2023
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	—	—	—	—
Euro Commercial Paper Program	—	—	—	—
Term Loan Credit Facility	—	—	—	—
3.20% Senior Notes due April 2024	350.0	349.9	350.0	348.4
2.050% Senior Notes due March 2025	399.9	387.7	399.8	386.8
4.750% Senior Notes due March 2026	349.2	347.5	349.1	350.6
0.750% Euro Senior Notes due May 2026	539.3	509.7	551.7	523.4
2.000% Euro Senior Notes due October 2028	538.9	515.1	551.4	531.4
4.350% Senior Notes due June 2029	499.8	486.9	499.8	497.2
2.800% Senior Notes due February 2030	899.6	804.2	899.6	817.6
2.200% Senior Notes due September 2031	748.0	620.6	747.9	629.9
Other debt	7.2	7.2	9.5	9.5
Less: unamortized deferred debt issuance costs	(22.5)	—	(21.5)	—
Total debt	4,309.4	4,028.8	4,337.3	4,094.8
Less: current portion	752.5	740.2	353.8	352.2
Total long-term debt	$3,556.9	$3,288.6	$3,983.5	$3,742.6

Revolving Credit Facility

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date of the amendment. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility then in effect. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value, primarily due to their market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the

Company satisfy certain financial covenants. On March 31, 2024, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Term Loan Credit Facility

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “Term Loan”), which was scheduled to mature on April 19, 2024. The Term Loan was undrawn at closing and was permitted to be drawn on up to five occasions over the life of the facility. The Term Loan could be repaid at any time without premium or penalty, and, once repaid, could not be reborrowed. If drawn upon, the proceeds from the Term Loan were expected to be used for general corporate purposes. Interest rates under the Term Loan were based on a spread over either the base rate or the adjusted term SOFR, which spread varied based on the Company’s debt rating. The carrying value of any borrowings under the Term Loan would approximate their fair value, primarily due to its market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). As of March 31, 2024, the Company had not drawn upon the Term Loan, and, as such, there were no outstanding borrowings under the Term Loan. The Term Loan required payment of certain commitment fees and required that the Company satisfy certain financial covenants. On March 31, 2024, the Company was in compliance with the financial covenants under the Term Loan. The Term Loan matured on April 19, 2024 without the Company drawing upon it throughout its term.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. The maturities of the USCP Notes vary but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of March 31, 2024, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of the first quarter of 2024, the proceeds of which were used for general corporate purposes. Before the end of the first quarter of 2024, the Company repaid all of its USCP Notes then outstanding. As of March 31, 2024 and December 31, 2023, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during the first quarter of 2024, and, as of March 31, 2024 and December 31, 2023, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of March 31, 2024, the authorization from the Company’s Board of Directors (the “Board”) limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the

Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. Any outstanding Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, primarily due to its market interest rates, and is classified as Level 2 in the fair value hierarchy (Note 5).

U.S. Senior Notes

On April 5, 2024, the Company issued three series of unsecured senior notes (collectively, the “New Senior Notes”): (i) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 at 99.887% of face value (the “2027 Senior Notes”), (ii) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2029 at 99.900% of face value (the “2029 Senior Notes”) and (iii) $600.0 aggregate principal amount of unsecured 5.250% Senior Notes due April 5, 2034 at 99.900% of face value (the “2034 Senior Notes”). The New Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Euro Notes. Interest on the New Senior Notes is payable semiannually on April 5 and October 5 of each year, commencing on October 5, 2024. Prior to March 5, 2027, the Company may redeem, from time to time, some or all of the 2027 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to March 5, 2029, the Company may redeem, from time to time, some or all of the 2029 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to January 5, 2034, the Company may redeem, from time to time, some or all of the 2034 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. On or after such dates, the Company may redeem, from time to time, some or all of the respective series of the New Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. If the Company’s pending acquisition of the Carlisle Interconnect Technologies (“CIT”) business is not consummated on or prior to an agreed upon date or if the Company notifies the trustee that the acquisition will not be pursued at all, under certain circumstances, each series of the New Senior Notes will be subject to a special mandatory redemption, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest from the date of initial issuance, or the most recent date to which interest has been paid or provided for, whichever is later, to, but not including, the special mandatory redemption date. Absent a special mandatory redemption, the Company intends to use the net proceeds from the New Senior Notes, together with a combination of cash on hand and other debt financing (which could include borrowings under the Company’s Revolving Credit Facility and/or U.S. Commercial Paper Program), to fund the cash consideration for the Company’s pending CIT acquisition, as discussed in further detail in Note 11 herein, along with the fees and expenses related thereto. To the extent that the net proceeds from the New Senior Notes are not used for such purposes, such net proceeds shall be used for general corporate purposes.

On April 1, 2024, the Company used cash on hand to repay the $350.0 aggregate principal amount of unsecured 3.20% Senior Notes due April 1, 2024 upon maturity.

On March 30, 2023, the Company issued $350.0 aggregate principal amount of unsecured 4.750% Senior Notes due March 30, 2026 at 99.658% of face value (the “2026 Senior Notes”). The 2026 Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Euro Notes. Interest on the 2026 Senior Notes is payable semiannually on March 30 and September 30 of each year, commencing on September 30, 2023. The Company may redeem, from time to time at its option, some or all of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, plus a make-whole premium. The Company used the net proceeds from the 2026 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Euro Notes. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, and, with certain exceptions, a make-whole premium.

Euro Senior Notes

The Euro Issuer has two outstanding unsecured senior notes issued in Europe (collectively, the “Euro Notes” and the Euro Notes, together with the U.S. Senior Notes, the “Senior Notes”), each of which was issued with an aggregate principal amount of €500.0. The 0.750% Euro Senior Notes, which were issued in May 2020 at 99.563% of face value, mature on May 4, 2026, while the 2.000% Euro Senior Notes, which were issued in October 2018 at 99.498% of face value, mature on October 8, 2028. The Euro Notes are unsecured and rank equally in right of payment with all of the Euro Issuer’s senior unsecured and unsubordinated indebtedness and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of either series of Euro Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium.

The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On March 31, 2024, the Company was in compliance with all requirements under its Senior Notes.

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

The Company believes that the assets or liabilities currently subject to such standards with fair value disclosure requirements are primarily (i) debt instruments, (ii) pension plan assets, (iii) short- and long-term investments, (iv) derivative instruments and (v) assets acquired and liabilities and noncontrolling interests assumed as part of acquisition accounting. Each of these assets and liabilities is discussed below, with the exception of debt instruments, pension plan assets, and the fair value of assets acquired and liabilities and noncontrolling interests assumed as part of acquisition accounting, which are discussed in Note 4, Note 10 and Note 11, respectively, herein, in addition to the Notes to Consolidated Financial Statements in the 2023 Annual Report. Substantially all of the Company’s short- and long-term investments consist of certificates of deposit, which are considered as Level 2 in the fair value hierarchy. Long-term investments are recorded in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. The carrying amounts of these short- and long-term instruments, the vast majority of which are in non-U.S. bank accounts, approximate their respective fair values. The Company’s derivative instruments primarily consist of foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs, such as forward and spot rates, and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these derivative financial assets is immaterial.

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards as of March 31, 2024 and December 31, 2023 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
March 31, 2024:
Short-term investments	$106.4	$—	$106.4	$—
Long-term investments	0.4	—	0.4	—
Forward contracts	(0.2)	—	(0.2)	—
Redeemable noncontrolling interests	(30.9)	—	—	(30.9)
Total	$75.7	$—	$106.6	$(30.9)

December 31, 2023:
Short-term investments	$185.2	$—	$185.2	$—
Long-term investments	0.4	—	0.4	—
Forward contracts	(0.5)	—	(0.5)	—
Redeemable noncontrolling interests	(30.7)	—	—	(30.7)
Total	$154.4	$—	$185.1	$(30.7)

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of March 31, 2024 and December 31, 2023, the Company had no outstanding foreign exchange forward contracts accounted for as either net investment hedges or cash flow hedges. As of March 31, 2024 and December 31, 2023, the fair value of such foreign exchange forward contracts in the table above consisted of various outstanding foreign exchange forward contracts that are not designated as hedging instruments. During the three months ended March 31, 2024 and 2023, the amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts, as well as the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Condensed Consolidated Statements of Income, were not material. The fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interests recorded on the accompanying Condensed Consolidated Balance Sheets relate to recent acquisitions, which, based on the terms of the respective acquisition agreements, will remain in temporary equity until the applicable put option is either fully exercised or expires. The redemption value of the redeemable noncontrolling interests is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable noncontrolling interests currently outstanding, approximate fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy and is recorded as Redeemable noncontrolling interests on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. Refer to Note 7 herein for a rollforward of the Redeemable noncontrolling interests for the three months ended March 31, 2024 and 2023.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6—Income Taxes

	Three Months Ended
	March 31,
	2024	2023
Provision for income taxes	$(110.7)	$(117.2)
Effective tax rate	16.7%	20.9%

For the three months ended March 31, 2024 and 2023, stock option exercise activity had the impact of decreasing our Provision for income taxes by $29.7 and $17.1, respectively, and decreasing our effective tax rate by approximately 450 basis points and 310 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. In addition, for the three months ended March 31, 2024, a discrete tax benefit of $18.6, related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, had the effect of decreasing our effective tax rate by approximately 280 basis points. Acquisition-related expenses incurred during the three months ended March 31, 2023 had an immaterial effect on our effective tax rate.

The United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”) in December 2017. As a result, in 2017, the Company recorded a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. The Company expects to pay its seventh annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2024, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, in 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of March 31, 2024, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $201.5. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next 12-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $24.8.

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies are required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but do not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the three months ended March 31, 2024 and 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

Note 7—Stockholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the three months ended March 31, 2024 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of December 31, 2023	600.6	$0.6	(1.7)	$(142.8)	$3,101.2	$5,921.1	$(533.6)	$49.3	$8,395.8	$30.7
Net income						548.7		2.9	551.6	0.4
Other comprehensive income (loss)							(69.3)	(0.8)	(70.1)	(0.2)
Capital contributions from noncontrolling interests								0.8	0.8
Purchase of treasury stock			(1.4)	(153.8)					(153.8)
Retirement of treasury stock	(1.4)	—	1.4	153.8		(153.8)			—
Stock options exercised	2.8	—	0.4	39.0	99.1	(20.4)			117.7
Dividends declared ($0.22 per common share)						(132.1)			(132.1)
Stock-based compensation expense					23.8				23.8
Balance as of March 31, 2024	602.0	$0.6	(1.3)	$(103.8)	$3,224.1	$6,163.5	$(602.9)	$52.2	$8,733.7	$30.9
(1) Excludes redeemable noncontrolling interests.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the three months ended March 31, 2023 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of December 31, 2022	596.0	$0.6	(1.2)	$(79.8)	$2,650.4	$4,979.4	$(535.0)	$57.9	$7,073.5	$20.6
Net income						439.2		3.2	442.4	0.3
Other comprehensive income (loss)							42.4	0.8	43.2	—
Acquisitions resulting in noncontrolling interests								0.8	0.8
Distributions to shareholders of noncontrolling interests								(5.2)	(5.2)
Purchase of treasury stock			(2.1)	(166.9)					(166.9)
Retirement of treasury stock	(2.1)	—	2.1	166.9		(166.9)			—
Stock options exercised	2.4	—	0.2	10.1	76.4	(5.4)			81.1
Dividends declared ($0.21 per common share)						(125.0)			(125.0)
Stock-based compensation expense					21.7				21.7
Balance as of March 31, 2023	596.3	$0.6	(1.0)	$(69.7)	$2,748.5	$5,121.3	$(492.6)	$57.5	$7,365.6	$20.9
(1) Excludes redeemable noncontrolling interests.

Stock Repurchase Programs

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the three months ended March 31, 2024, the Company repurchased 1.4 million shares of its Common Stock for $153.8 under the 2021 Stock Repurchase Program. All of the repurchased shares during the first three months of 2024 were retired by the Company. During the three months ended March 31, 2023, the Company repurchased 2.1 million shares of its Common Stock for $166.9 under the 2021 Stock Repurchase Program. All of the repurchased shares during the first three months of 2023 were retired by the Company. From April 1, 2024 to April 26, 2024, the Company repurchased 0.6 million additional shares of its Common Stock for $71.8, which were the final repurchases under the 2021 Stock Repurchase Program.

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program becomes effective on April 29, 2024. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Dividends declared	$132.1	$125.0
Dividends paid (including those declared in the prior year)	131.7	124.9

On October 24, 2023, the Board approved an increase to the Company’s quarterly dividend rate from $0.21 per share to $0.22 per share, effective with dividends declared in the fourth quarter of 2023, contingent upon declaration by the Board.

Note 8—Stock-Based Compensation

For the three months ended March 31, 2024 and 2023, the Company’s Income before income taxes was reduced for stock-based compensation expense of $23.8 and $21.7, respectively. In addition, for the three months ended March 31, 2024 and 2023, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $32.2 and $19.3, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the three months ended March 31, 2024 and 2023 include excess tax benefits of $29.7 and $17.1, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 60,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 40,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of March 31, 2024, there were 31,265,713 shares of Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of 10 years from the date of grant.

Stock option activity for the three months ended March 31, 2024 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2024	60,390,162	$50.45	5.81	$2,939.5
Options granted	58,031	90.72
Options exercised	(3,156,425)	37.27
Options forfeited	(43,137)	65.02
Options outstanding at March 31, 2024	57,248,631	$51.21	5.69	$3,671.9
Vested and non-vested options expected to vest at March 31, 2024	55,794,585	$50.80	5.63	$3,601.3
Exercisable options at March 31, 2024	34,849,870	$43.54	4.53	$2,502.7

A summary of the status of the Company’s non-vested options as of March 31, 2024 and changes during the three months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2024	22,523,981	$14.57
Options granted	58,031	26.36
Options vested	(146,726)	15.79
Options forfeited	(36,525)	17.73
Non-vested options at March 31, 2024	22,398,761	$14.58

During the three months ended March 31, 2024 and 2023, the following activity occurred under the Company’s option plans:

	Three Months Ended
	March 31,
	2024	2023
Total intrinsic value of stock options exercised	$215.8	$125.7
Total fair value of stock options vested	2.3	2.3

As of March 31, 2024, the total compensation cost related to non-vested options not yet recognized was approximately $228.1 with a weighted average expected amortization period of 3.19 years.

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

Phantom Stock

On June 5, 2023, the Company granted 2,375 shares of phantom stock to each then-current non-employee director (19,000 shares in the aggregate), which will vest and, pursuant to written elections made by each non-employee director, convert into unrestricted shares of the Company’s Common Stock on the earlier of May 19, 2024 or the day immediately prior to the date of the 2024 annual meeting of the Company’s stockholders. As of March 31, 2024, the total compensation cost related to non-vested shares of phantom stock not yet recognized was approximately $0.2 (with a weighted average expected amortization period of 0.12 years).

Note 9—Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. The following is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars and shares in millions, except per share data)	2024	2023
Net income attributable to Amphenol Corporation stockholders	$548.7	$439.2

Weighted average common shares outstanding — Basic	600.0	595.1
Effect of dilutive stock options	27.9	24.8
Weighted average common shares outstanding — Diluted	627.9	619.9

Net income attributable to Amphenol Corporation per common share — Basic	$0.91	$0.74

Net income attributable to Amphenol Corporation per common share — Diluted	$0.87	$0.71

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 0.1 million and 7.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Service cost	$1.0	$1.9
Interest cost	6.1	6.5
Expected return on plan assets	(7.2)	(7.3)
Amortization of prior service cost	0.3	0.4
Amortization of net actuarial losses	1.0	0.6
Net pension expense	$1.2	$2.1

There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 7% of eligible compensation. During the three months ended March 31, 2024 and 2023, the Company provided matching contributions to the U.S. defined contribution plans of approximately $7.0 and $7.5, respectively.

Note 11—Acquisitions

On January 30, 2024, the Company entered into a definitive stock purchase agreement by and between the Company and Carlisle Companies Incorporated (“Carlisle”), agreeing to acquire the CIT business of Carlisle for an aggregate purchase price of $2,025 in cash, subject to customary post-closing adjustments. The acquisition is expected to be completed by the end of the second quarter of 2024 and is subject to certain regulatory approvals and other customary closing conditions. The Company expects to finance the CIT acquisition through a combination of the net proceeds from the New Senior Notes, as discussed in Note 4 herein, together with a combination of cash on hand and other debt financing, which could include borrowings under the Company’s Revolving Credit Facility and/or U.S. Commercial Paper Program. CIT, headquartered in St. Augustine, FL, is a leading global supplier of harsh environment interconnect solutions, primarily to the commercial aerospace, defense and industrial end markets. CIT’s wide range of products include wire and cable, cable assemblies, contacts, connectors and sensors, which, management believes, are highly complementary to Amphenol’s existing interconnect and sensor solutions. If and when the acquisition is consummated, the Company expects to report the CIT business within its Harsh Environment Solutions segment.

2023 Acquisitions

During the year ended December 31, 2023, the Company completed 10 acquisitions (the “2023 Acquisitions”) for approximately $970.4, net of cash acquired. Five of the acquisitions have been included in the Harsh Environment Solutions segment, three acquisitions have been included in the Interconnect and Sensor Systems segment, and two acquisitions have been included in the Communications Solutions segment. The 2023 Acquisitions were each funded using cash on hand or borrowings under our Commercial Paper Programs, or a combination thereof. One of the 2023 Acquisitions, which closed in the second quarter of 2023, represented a bargain purchase, where the estimated fair value of assets acquired, net of liabilities assumed, exceeded the purchase price. The Company recognized a non-cash gain of $5.4 on the bargain purchase acquisition during the year ended December 31, 2023, which was recorded separately in the Company’s Consolidated Statements of Income.

As of March 31, 2024, the 2023 Acquisitions resulted in the recognition of $658.8 of goodwill and $153.2 of definite-lived intangible assets, comprised of customer relationships, proprietary technology and acquired backlog, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities and noncontrolling interests assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships and proprietary technology having useful lives ranging from 6 to 12 years and the acquired backlog having a useful life of approximately 0.25 years. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that approximately $165 of the goodwill recognized from the 2023 Acquisitions will be deductible for tax purposes.

The Company completed the acquisition accounting, including the analyses of the fair value of assets acquired and liabilities assumed, for one of the 2023 Acquisitions, and its final assessment of values did not differ materially from its previous preliminary assessment. The Company is in the process of analyzing and completing the allocation of the fair value of assets acquired and liabilities assumed for each of the other 2023 Acquisitions. Since the current purchase price allocations for such other acquisitions are based on preliminary assessments made by management as of March 31, 2024, the acquisition accounting is subject to final adjustments, and it is possible that the final assessments of values may differ from our preliminary assessments. The operating results of the 2023 Acquisitions were included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, were not presented, since the 2023 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

During the three months ended March 31, 2023, the Company incurred $5.4 ($4.0 after-tax) of acquisition-related expenses, comprised of the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in the first quarter of 2023. Such acquisition-related expenses are presented separately in the Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Harsh		Interconnect
	Environment	Communications	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2023	$2,009.3	$2,977.5	$2,105.6	$7,092.4
Acquisition-related	1.2	4.5	43.7	49.4
Foreign currency translation	(9.2)	(9.5)	(22.6)	(41.3)
Goodwill at March 31, 2024	$2,001.3	$2,972.5	$2,126.7	$7,100.5

Other than goodwill noted above, the Company’s intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024				December 31, 2023
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	10	$780.2	$462.5	$317.7	$782.6	$450.6	$332.0
Proprietary technology	13	350.8	152.2	198.6	365.1	146.1	219.0
Backlog and other	1	99.4	99.4	—	114.1	99.4	14.7
Total intangible assets (definite-lived)	10	1,230.4	714.1	516.3	1,261.8	696.1	565.7

Trade names (indefinite-lived)		269.1		269.1	269.1		269.1
		$1,499.5	$714.1	$785.4	$1,530.9	$696.1	$834.8

The decrease in the gross carrying amount of intangible assets in the first three months of 2024 was primarily driven by measurement period adjustments related to certain intangible assets associated with acquisitions that closed late in 2023. Amortization expense for the three months ended March 31, 2024 and 2023 was approximately $20.4 and $23.2, respectively. Amortization expense for the three months ended March 31, 2023 included $5.4 related to the amortization of acquired backlog resulting from an acquisition that closed in the first quarter of 2023. As of March 31, 2024, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2024 is approximately $57.6 and for each of the next five fiscal years is approximately $68.2 in 2025, $66.6 in 2026, $59.9 in 2027, $52.5 in 2028 and $41.9 in 2029.

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

This segment structure reflects (i) the manner in which the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, regularly assesses information for decision-making purposes, including the allocation of resources, and (ii) how the Company operates its businesses, assesses performance, and communicates results and strategy, among other items, to the Board and its stockholders. The Company has three segment managers to lead their respective reportable business segments, each reporting directly to the Chief Executive Officer. The accounting policies of the segments are the same as those for the Company as a whole and are described herein and in Note 1 of the Notes to Consolidated Financial Statements in the 2023 Annual Report. The Company evaluates the performance of the segments and allocates resources to each of them based on, among other things, profit or loss from operations before certain corporate and other related items such as interest, stock-based compensation expense, income taxes, amortization related to certain intangible assets and nonrecurring gains and losses. The Company also incurs general corporate expenses and costs which are not allocated to the reportable business segments but have been included in “Corporate / Other” in the following tables for reconciliation purposes. Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by reportable business segment.

Net sales by segment for the three months ended March 31, 2024 and 2023 are as follows:

	External		Intersegment
Three Months Ended March 31,	2024	2023	2024	2023
Harsh Environment Solutions	$916.0	$854.2	$19.6	$23.8
Communications Solutions	1,265.7	1,126.7	11.2	13.9
Interconnect and Sensor Systems	1,074.6	993.1	5.1	5.1
Consolidated Net sales	$3,256.3	$2,974.0	$35.9	$42.8

Segment operating income and the reconciliation of segment operating income to consolidated income before income taxes for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Segment operating income:
Harsh Environment Solutions	$244.4	$226.3
Communications Solutions	286.2	230.6
Interconnect and Sensor Systems	195.4	178.8
Total segment operating income	726.0	635.7

Corporate / Other:
Stock-based compensation expense	(23.8)	(21.7)
Acquisition-related expenses	—	(5.4)
Other operating expenses	(17.4)	(16.9)
Interest expense	(38.1)	(35.9)
Other income (expense), net	16.0	4.1

Income before income taxes	$662.7	$559.9

Depreciation and amortization expense by segment for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Harsh Environment Solutions	$22.7	$24.5
Communications Solutions	45.1	39.2
Interconnect and Sensor Systems	33.9	31.0
Corporate / Other	2.1	1.6
Total	$103.8	$96.3

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three months ended March 31, 2024 and 2023, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Condensed Consolidated Balance Sheets were not material as of March 31, 2024 and December 31, 2023. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of March 31, 2024 and December 31, 2023.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of March 31, 2024.

While the Company typically offers standard product warranty coverage that provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of March 31, 2024 and December 31, 2023, and related warranty expense for the three months ended March 31, 2024 and 2023, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following table shows our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three months ended March 31, 2024 and 2023:

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Three Months Ended March 31,	2024	2023	2024	2023	2024	2023	2024	2023
Net sales by:
Sales channel:
End customers and contract manufacturers	$675.3	$623.8	$990.9	$890.8	$1,032.0	$950.5	$2,698.2	$2,465.1
Distributors and resellers	240.7	230.4	274.8	235.9	42.6	42.6	558.1	508.9
	$916.0	$854.2	$1,265.7	$1,126.7	$1,074.6	$993.1	$3,256.3	$2,974.0

Geography:
United States	$455.1	$418.8	$346.6	$336.2	$311.4	$297.3	$1,113.1	$1,052.3
China	81.0	86.3	374.2	350.0	215.2	182.8	670.4	619.1
Other foreign locations	379.9	349.1	544.9	440.5	548.0	513.0	1,472.8	1,302.6
	$916.0	$854.2	$1,265.7	$1,126.7	$1,074.6	$993.1	$3,256.3	$2,974.0

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2024 and 2023 has been derived from and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included in Part I, Item 1 herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our” or “us”). The following discussion and analysis should also be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). The Condensed Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth.” For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity, effective tax rate, interest rates or other matters. Although the Company believes the expectations reflected in all forward-looking statements are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, which include, but are not limited to, the following: political, economic, military and other risks related to operating in countries outside the United States, as well as changes in general economic conditions, geopolitical conditions, U.S. trade policies (including, but not limited to, sanctions) and other factors beyond the Company’s control; uncertainties associated with an economic slowdown or recession in any of the Company’s end markets that could negatively affect the financial condition of our customers and could result in reduced demand; risks and impacts associated with adverse public health developments, including epidemics and pandemics; risks associated with our inability to obtain certain raw materials and components, as well as the increasing cost of certain of the Company’s raw materials and components; cybersecurity threats and techniques used to disrupt operations and gain unauthorized access to our information technology systems, including, but not limited to, malware, social engineering/phishing, credential harvesting, ransomware, malfeasance by insiders, human or technological error and other increasingly sophisticated attacks, that continue to expand and evolve, including through the use of artificial intelligence and machine learning, which could, among other things, impair our information technology systems and disrupt business operations, result in reputational damage that may cause the loss of existing or future customers, loss of our intellectual property, the loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential or personal information, and potentially lead to litigation and/or governmental investigations, fines and other penalties, among other risks, and risks and impacts associated with a demanding and evolving regulatory environment surrounding information security and privacy, including additional costs; negative impacts caused by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change and global warming; risks associated with the increasing scrutiny and expectations regarding environmental, social and corporate governance matters that could result in additional costs or risks or otherwise adversely impact our business; risks associated with the improper conduct by any of our employees, customers, suppliers, distributors or any other business partners which could impair our business reputation and financial results and could result in our non-compliance with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions; changes in exchange rates of the various currencies in which the Company conducts business; the risks associated with the Company’s dependence on attracting, recruiting, hiring and retaining skilled employees, including as part of our various management teams; risks and difficulties in trying to compete successfully on the basis of technology innovation, product quality and performance, price, customer service and delivery time; the Company’s dependence on end market dynamics to sell its products, particularly in the communications, automotive and defense end markets, pricing pressures resulting from large customers that regularly exert pressure on their suppliers, including the Company, and changes in defense expenditures of the U.S. and non-U.S. governments, which are subject to political and budgetary fluctuations and constraints, all of which could adversely affect its operating results; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill and other intangible assets; events beyond the Company’s control that could lead to an inability to meet its financial and other covenants and requirements, which could result in a default under the Company’s revolving credit facility or any of our various senior notes; risks associated with the Company’s inability to access the global capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in interest rates; government contracting risks that the Company may be subject to, including laws and regulations governing reporting obligations, performance of government contracts and related risks associated with conducting business with the U.S. and other foreign governments or their suppliers (both directly and indirectly); governmental export and import controls as well as sanctions and trade embargoes that certain of our products may be subject to, including export licensing, customs regulations, economic sanctions and other laws; changes in fiscal and tax policies, audits and examinations by taxing authorities, laws, regulations and guidance in the United States and foreign jurisdictions and any other regulatory and other legal changes that may arise in any of the jurisdictions in which we operate; any difficulties in enforcing and protecting the Company’s intellectual property rights; litigation, customer claims, voluntary or forced product recalls, governmental investigations, criminal liability or environmental matters including changes to laws and regulations to which the Company may be subject; and incremental costs, risks and regulations associated with efforts to combat the negative effects of climate change.

A further description of these uncertainties and other risks can be found in the 2023 Annual Report, Quarterly Reports on Form 10-Q and the Company’s other reports filed with the Securities and Exchange Commission. These or other uncertainties not identified in these documents (that we either currently do not expect to have an adverse effect on our business or that we are unable to predict or identify at this time) may cause the Company’s actual future results to be materially different from those expressed in any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements except as required by law.

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

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements, as well as the 2023 Annual Report, for further details related to the Company’s reportable business segments.

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies are required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but do not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the three months ended March 31, 2024 and 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

Pillar Two Framework

The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework, known as Pillar Two, provides guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The European Union (“EU”) member states have agreed to adopt these rules in two stages. The first component became effective on January 1, 2024, and the second component will become effective January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on a similar timeline. Certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework, while several other countries are expected to also implement similar legislation with varying effective dates in the future. When and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions. The Company has done a preliminary review of currently enacted legislation. The initial implementation did not have a material impact on the Company’s condensed consolidated financial statements during the three months ended March 31, 2024, and it is not currently expected to have a material impact on the Company’s operations, financial condition or cash flows in the future. However, the Company will continue to evaluate the potential impact of Pillar Two on the Company and its results as additional countries adopt legislation and issue individual guidance on their enacted legislation.

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Net sales were $3,256.3 in the first quarter of 2024 compared to $2,974.0 in the first quarter of 2023, which represented an increase of 9% in U.S. dollars, 10% in constant currencies and 6% organically (excluding both currency and acquisition impacts), compared to the prior year period. The organic increase in net sales in the first quarter of 2024 was driven by strong growth in the Communications Solutions segment, along with moderate growth in the Harsh Environment Solutions segment and Interconnect and Sensor Systems segment, as described below. From an end market standpoint, the increase in net sales in the first quarter of 2024 relative to the prior year period was driven by strong organic growth in the information technology and data communications (“IT datacom”), commercial aerospace, automotive, and defense markets and moderate growth in the mobile devices market, along with contributions from the Company’s acquisition program, partially offset by organic declines in the mobile networks, broadband communications, and industrial markets.

Net sales in the Harsh Environment Solutions segment (approximately 28% of net sales) in the first quarter of 2024 increased 7% in U.S. dollars, 7% in constant currencies and 3% organically, compared to the first quarter of 2023. The increase in the first quarter of 2024 was primarily driven by strong organic growth in the commercial aerospace, defense, automotive, and IT datacom markets, along with contributions from the Company’s acquisition program, partially offset by organic declines in the industrial and mobile networks markets.

Net sales in the Communications Solutions segment (approximately 39% of net sales) in the first quarter of 2024 increased 12% in U.S. dollars, 13% in constant currencies and 11% organically, compared to the first quarter of 2023. The increase in the first quarter of 2024 was primarily driven by strong organic growth in the IT datacom and automotive markets and moderate growth in the mobile devices market, along with contributions from the Company’s acquisition program, partially offset by organic declines in the broadband communications, mobile networks, and industrial markets.

Net sales in the Interconnect and Sensor Systems segment (approximately 33% of net sales) in the first quarter of 2024 increased 8% in U.S. dollars, 9% in constant currencies and 2% organically, compared to the first quarter of 2023. The increase in the first quarter of 2024 was primarily driven by strong organic growth in the IT datacom market and moderate growth in the automotive market, along with contributions from the Company’s acquisition program, partially offset by organic declines in the industrial, defense, and mobile networks markets.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

			Percentage Growth (relative to same prior year period) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Three Months Ended March 31,	2024	2023	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales by:
Segment:
Harsh Environment Solutions	$916.0	$854.2	7%	—%	7%	4%	3%
Communications Solutions	1,265.7	1,126.7	12%	(1)%	13%	3%	11%
Interconnect and Sensor Systems	1,074.6	993.1	8%	—%	9%	6%	2%
Consolidated	$3,256.3	$2,974.0	9%	(1)%	10%	4%	6%

Geography (6):
United States	$1,113.1	$1,052.3	6%	—%	6%	7%	(2)%
Foreign	2,143.2	1,921.7	12%	(1)%	12%	3%	10%
Consolidated	$3,256.3	$2,974.0	9%	(1)%	10%	4%	6%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the Notes to Condensed Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting period(s) compared to the same respective period(s) in the prior year. Such amount is calculated by subtracting net sales for the current reporting period(s) translated at average foreign currency exchange rates for the respective prior year period(s) from net sales for the current reporting period(s), taken as a percentage of the respective prior year period(s) net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 2.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The comparatively stronger U.S. dollar for the first quarter of 2024 had the effect of decreasing sales by approximately $17.4, relative to the comparable period in 2023.

Selling, general and administrative expenses were $404.2, or 12.4% of net sales for the first quarter of 2024, compared to $346.3, or 11.6% of net sales for the first quarter of 2023. The increase in Selling, general and administrative expenses as a percentage of net sales in the first quarter of 2024 was primarily driven by the effect of acquisitions, which currently have higher selling, general and administrative expenses as a percentage of net sales compared to the Company average. Administrative expenses represented approximately 4.8% of net sales for the first quarter of 2024, and represented approximately 4.7% of net sales for the first quarter of 2023. Research and development expenses represented approximately 3.0% of net sales for the first quarter of 2024, and represented approximately 2.8% of net sales for the first quarter of 2023. Selling and marketing expenses represented approximately 4.6% of net sales for the first quarter of 2024, and represented approximately 4.2% of net sales for the first quarter of 2023.

Operating income was $684.8, or 21.0% of net sales, for the first quarter of 2024, compared to $591.7, or 19.9% of net sales, for the first quarter of 2023. Operating income for the first quarter of 2023 included $5.4 of acquisition-related expenses (presented separately in the Condensed Consolidated Statements of Income), comprised of the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in the first quarter of 2023. For the three months ended March 31, 2023, the acquisition-related expenses had the effect of decreasing net income by $4.0, or $0.01 per share. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, each as defined in the “Non-GAAP Financial Measures” section below, were $684.8, or 21.0% of net sales, for the three months ended March 31, 2024, and $597.1, or 20.1% of net sales, for the three months ended March 31, 2023. The increase in Adjusted Operating Income and Adjusted Operating Margin for the first quarter of 2024 relative to the comparable period in 2023 was primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior twelve months that are currently operating below the average operating margin of the Company.

Operating income for the Harsh Environment Solutions segment for the first quarter of 2024 was $244.4, or 26.7% of net sales, compared to $226.3, or 26.5% of net sales, for the first quarter of 2023. The increase in operating margin for the Harsh Environment Solutions segment for the first quarter of 2024 relative to the comparable period in 2023 was primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior twelve months that are currently operating below the average operating margin of the Company.

Operating income for the Communications Solutions segment for the first quarter of 2024 was $286.2, or 22.6% of net sales, compared to $230.6, or 20.5% of net sales, for the first quarter of 2023. The increase in operating margin for the Communications Solutions segment for the first quarter of 2024 relative to the comparable period in 2023 was primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior twelve months that are currently operating below the average operating margin of the Company.

Operating income for the Interconnect and Sensor Systems segment for the first quarter of 2024 was $195.4, or 18.2% of net sales, compared to $178.8, or 18.0% of net sales, for the first quarter of 2023. The increase in operating margin for the Interconnect and Sensor Systems segment for the first quarter of 2024 relative to the comparable period in 2023 was primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior twelve months that are currently operating below the average operating margin of the Company.

Interest expense for the first quarter of 2024 was $38.1, compared to $35.9 for the first quarter of 2023. The slight increase in interest expense was primarily driven by the higher interest rate environment, partially offset by lower average borrowing levels.

Provision for income taxes for the first quarter of 2024 was at an effective tax rate of 16.7%, compared to 20.9%, for the first quarter of 2023. For the first quarter of 2024 and 2023, the excess tax benefits resulting from stock option exercise activity had the impact of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. For the first quarter of 2024, the effective tax rate was further impacted by a discrete tax benefit related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, while for the first quarter of 2023, the effective tax rate was further impacted by the tax effect of acquisition-related expenses, all of which impacted the effective tax rate and earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for the three months ended March 31, 2024 and 2023 was 24.0%, as reconciled in the table below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income attributable to Amphenol Corporation per common share - Diluted (“Diluted EPS”) were $548.7 and $0.87, respectively, for the first quarter of 2024, compared to $439.2 and $0.71, respectively, for the first quarter of 2023. Excluding the effect of the items listed in the table below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $500.4 and $0.80, respectively, for the first quarter of 2024, compared to $426.1 and $0.69, respectively, for the first quarter of 2023.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (each as defined in the

“Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024					2023
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$684.8	21.0%	$548.7	16.7%	$0.87	$591.7	19.9%	$439.2	20.9%	$0.71
Acquisition-related expenses	—	—	—	—	—	5.4	0.2	4.0	—	0.01
Excess tax benefits related to stock-based compensation	—	—	(29.7)	4.5	(0.05)	—	—	(17.1)	3.1	(0.03)
Discrete tax items	—	—	(18.6)	2.8	(0.03)	—	—	—	—	—
Adjusted (non-GAAP) (2)	$684.8	21.0%	$500.4	24.0%	$0.80	$597.1	20.1%	$426.1	24.0%	$0.69

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Liquidity and Capital Resources

Liquidity and Cash Requirements

As of March 31, 2024 and December 31, 2023, the Company had cash, cash equivalents and short-term investments of $1,963.5 and $1,660.2, respectively, with the majority of the Company’s cash, cash equivalents and short-term investments on hand located outside of the United States.

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash, cash equivalents and short-term investments on hand, as well as availability under the U.S. Commercial Paper Program, the Euro Commercial Paper Program, and the Revolving Credit Facility. The Company believes that these sources of liquidity, along with access to capital markets (which the Company accessed in early April 2024 in connection with the issuance of the New Senior Notes), provide adequate liquidity to meet both its short-term (next 12 months) and reasonably foreseeable long-term requirements and obligations. The Company’s debt instruments are defined and discussed in more detail below within this Item 2.

Cash Requirements from Known Contractual and Other Obligations

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, payments associated with the one-time tax on the deemed repatriation of all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries (“Transition Tax”), which is payable in annual installments until 2025, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, and other contractual obligations and commitments included in Item 7 of the 2023 Annual Report. The Company may also use cash to fund all or part of the cost of future acquisitions, as has been the case in recent years with the Company’s various acquisitions. The Company’s debt service requirements primarily consist of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility and Commercial Paper Programs (all as defined below). As of March 31, 2024 and December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, Term Loan, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of the first quarter of 2024, the proceeds of which were used for general corporate purposes. Although all such borrowings were repaid before the end of the first quarter of 2024, the Company may make additional borrowings under any of its debt instruments in the future. As a result of increases in the federal funds rate by the U.S. Federal Reserve in recent years, the floating interest rates related to our U.S. Commercial Paper Program (as well as our Revolving Credit Facility, to the extent drawn upon in the future) have increased substantially, a trend that could continue through the remainder of 2024 and potentially beyond. To the extent that interest rates related to this floating rate debt increase further and the Company borrows under any of these floating interest rate instruments in the future, interest expense and interest payments would increase. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows for the remainder of 2024, there can be no assurance that interest rates will not change significantly from current levels.

Repatriation of Foreign Earnings and Related Income Taxes

The Company has previously indicated an intention to repatriate most of its pre-2024 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2024 foreign earnings. As of March 31, 2024, the Company has accrued the foreign and U.S. state and local taxes associated with the foreign earnings that it intends to repatriate. The Company intends to evaluate future earnings for repatriation, and will accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Transition Tax is being paid, net of applicable tax credits and deductions, in annual installments until 2025, as permitted under the Tax Act.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$599.5	$532.4
Net cash used in investing activities	(17.0)	(256.6)
Net cash used in financing activities	(176.2)	(265.4)
Effect of exchange rate changes on cash and cash equivalents	(24.2)	7.6
Net increase in cash and cash equivalents	$382.1	$18.0

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $599.5 in the first three months of 2024 compared to $532.4 in the first three months of 2023. The increase in Operating Cash Flow for the first three months of 2024 compared to the first three months of 2023 is primarily due to the increase in net income, partially offset by a higher usage of cash related to the change in working capital.

In the first three months of 2024, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $73.9, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accounts payable of $69.9 and accrued liabilities, including income taxes, of $52.3, and an increase in prepaid expenses and other current assets of $20.3 and inventories of $15.1, partially offset by a decrease in accounts receivable of $83.7. In the first three months of 2023, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $23.8, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accounts payable of $147.7 and accrued liabilities, including income taxes, of $119.4, and an increase in prepaid expenses and other current assets of $47.4, partially offset by decreases in accounts receivable of $261.7 and inventories of $29.0.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at March 31, 2024 as compared to December 31, 2023. Accounts receivable decreased $117.0 to $2,501.4, primarily due to the moderately lower sales in the first quarter of 2024 relative to the fourth quarter of 2023, along with the effect of translation from exchange rate changes (“Translation”) at March 31, 2024 compared to December 31, 2023. Days sales outstanding at March 31, 2024 and December 31, 2023 were 70 days. Inventories decreased $14.2 to $2,152.9. Inventory days at March 31, 2024 and December 31, 2023 were 89 days and 85 days, respectively. The increase in inventory days was primarily driven by the lower sales levels in the first quarter of 2024 compared to the fourth quarter of 2023. Prepaid expenses and other current assets increased $34.3 to $423.9, primarily due to increases in certain prepaid expenses and other current receivables. Property, plant and equipment, net, decreased $3.1 to $1,311.6, primarily due to depreciation of $81.4 and Translation, largely offset by capital expenditures of $94.3. Goodwill increased $8.1 to $7,100.5, primarily driven by measurement period adjustments related to acquisitions that closed late in 2023, which were largely offset by Translation. Other intangible assets, net, decreased $49.4 to $785.4, primarily due to measurement period adjustments related to certain intangible assets associated with acquisitions that closed late in 2023, as well as the amortization associated with the Company’s current intangible assets. Other long-term assets increased $34.1 to $483.3, primarily due to an increase in operating lease right-of-use assets resulting from new and renewed lease agreements during the first quarter of 2024. Accounts payable decreased $86.2 to $1,264.7, primarily due to decreased purchasing activity related to the moderately lower sales levels in the first quarter of 2024 relative to the fourth quarter of 2023, along with Translation. Payable days at March 31, 2024 and December 31, 2023 were 53 days and 55 days, respectively. Total accrued expenses, including accrued income taxes, decreased $42.1 to $1,405.9, primarily as a result of decreases in accrued salaries, wages and employee benefits and accrued income taxes.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the three months ended March 31, 2024 and 2023. The increase in Free Cash Flow was driven by an increase in Operating Cash Flow, as described above:

	Three Months Ended March 31,
	2024	2023
Operating Cash Flow (GAAP)	$599.5	$532.4
Capital expenditures (GAAP)	(94.3)	(97.7)
Proceeds from disposals of property, plant and equipment (GAAP)	0.5	0.8
Free Cash Flow (non-GAAP)	$505.7	$435.5

Investing Activities

Cash flows from investing activities primarily consist of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities was $17.0 in the first quarter of 2024, compared to $256.6 in the first quarter of 2023. In the first quarter of 2024, net cash used in investing activities was primarily driven by capital expenditures (net of disposals) of $93.8, partially offset by net sales and maturities of short-term investments of $75.7. In the first quarter of 2023, net cash used in investing activities was primarily driven by the use of $113.2 to fund an acquisition, capital expenditures (net of disposals) of $96.9, and net purchases of short- and long-term investments of $46.7.

Financing Activities

Cash flows from financing activities primarily consist of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash used in financing activities was $176.2 in the first quarter of 2024, compared to $265.4 in the first quarter of 2023. In the first quarter of 2024, net cash used in financing activities was primarily driven by (i) repurchases of the Company’s Common Stock of $153.8, (ii) dividend payments of $131.7, (iii) payments of $2.9 related to debt financing costs associated with the Company’s amended and restated revolving credit facility in March 2024, as discussed further below, and (iv) other debt repayments of $1.1, partially offset by cash proceeds of $113.3 from the exercise of stock options. In the first quarter of 2023, net cash used in financing activities was primarily driven by (i) net repayments of $387.5 related to the Company’s commercial paper programs, primarily the U.S. Commercial Paper Program, (ii) repurchases of the Company’s Common Stock of $166.9, (iii) dividend payments of $124.9, (iv) distributions to and purchases of noncontrolling interests of $5.2, (v) other debt repayments of $3.1 related to other long-term debt, and (vi) payments of $2.3 related to debt financing costs associated with the March 2023 issuance of the 2026 Senior Notes (defined below), partially offset by (a) net cash proceeds from borrowings of $350.2, primarily related to the issuance of the 2026 Senior Notes, and (b) cash proceeds of $74.3 from the exercise of stock options.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of the Commercial Paper Programs, the Revolving Credit Facility, and senior notes as part of its overall cash management strategy.

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date of the amendment. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility then in effect. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On March 31, 2024, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “Term Loan”), which was scheduled to mature on April 19, 2024. The Term Loan was undrawn at closing and was permitted to be drawn on up to five occasions over the life of the facility. The Term Loan could be repaid at any time without premium or penalty, and, once repaid, could not be reborrowed. If drawn upon, the proceeds from the Term Loan were expected to be used for general corporate purposes. Interest rates under the Term Loan were based on a spread over either the base rate or the adjusted term SOFR, which spread varied based on the Company’s debt rating. As of March 31, 2024, the Company had not drawn upon the Term Loan, and, as such, there were no outstanding borrowings under the Term Loan. The Term Loan required payment of certain commitment fees and required that the Company satisfy certain financial covenants. On March 31, 2024, the Company was in compliance with the financial covenants under the Term Loan. The Term Loan matured on April 19, 2024 without the Company drawing upon it throughout its term.

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of March 31, 2024, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of the first quarter of 2024, the proceeds of which were used for general corporate purposes. Before the end of the first quarter of 2024, the Company repaid all of its USCP Notes then outstanding. As of March 31, 2024 and December 31, 2023, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the

“Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during the first quarter of 2024, and, as of March 31, 2024 and December 31, 2023, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of March 31, 2024, the authorization from the Company’s Board of Directors (the “Board”) limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Company’s Revolving Credit Facility are available to repay Commercial Paper, if necessary. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of March 31, 2024, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$350.0	3.20%	April 2024
400.0	2.050%	March 2025
350.0	4.750%	March 2026
500.0	4.350%	June 2029
900.0	2.80%	February 2030
750.0	2.200%	September 2031

€500.0	0.750%	May 2026 (Euro Notes)
500.0	2.00%	October 2028 (Euro Notes)

On March 30, 2023, the Company issued $350.0 aggregate principal amount of unsecured 4.750% Senior Notes due March 30, 2026 (the “2026 Senior Notes”). The Company used the net proceeds from the 2026 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

On April 1, 2024, the Company used cash on hand to repay the $350.0 aggregate principal amount of unsecured 3.20% Senior Notes due April 1, 2024 upon maturity.

On April 5, 2024, the Company issued three series of unsecured senior notes (collectively, the “New Senior Notes”): (i) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 at 99.887% of face value (the “2027 Senior Notes”), (ii) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2029 at 99.900% of face value (the “2029 Senior Notes”) and (iii) $600.0 aggregate principal amount of unsecured 5.250% Senior Notes due April 5, 2034 at 99.900% of face value (the “2034 Senior Notes”). If the Company’s pending acquisition of the Carlisle Interconnect Technologies (“CIT”) business is not consummated on or prior to an agreed upon date or if the Company notifies the trustee that the acquisition will not be pursued at all, under certain circumstances, each series of the New Senior Notes will be subject to a special mandatory redemption, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest from the date of initial issuance, or the most recent date to which interest has been paid or provided for, whichever is later, to, but not including, the special mandatory redemption date. Absent a special mandatory redemption, the Company intends to use the net proceeds from the New Senior Notes, together with a combination of cash on hand and other debt financing (which could include borrowings under the Company’s Revolving Credit Facility and/or U.S. Commercial Paper Program), to fund the cash consideration for the

Company’s pending CIT acquisition, as discussed in Note 11 of the accompanying Notes to Condensed Consolidated Financial Statements herein, along with the fees and expenses related thereto. To the extent that the net proceeds from the New Senior Notes are not used for such purposes, such net proceeds shall be used for general corporate purposes.

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Euro Notes. Interest on each series of U.S. Senior Notes is payable semiannually. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time, subject to certain terms and conditions.

The Euro Issuer has two outstanding unsecured senior notes issued in Europe (collectively, the “Euro Notes” and, together with the U.S. Senior Notes, the “Senior Notes”), each of which was issued with an aggregate principal amount of €500.0, with one series of the Euro Notes maturing in May 2026 and the other in October 2028. The Euro Notes are unsecured and rank equally in right of payment with all of the Euro Issuer’s senior unsecured and unsubordinated indebtedness and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of either series of Euro Notes at any time, subject to certain terms and conditions.

The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On March 31, 2024, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the three months ended March 31, 2024, the Company repurchased 1.4 million shares of its Common Stock for $153.8 under the 2021 Stock Repurchase Program. All of the repurchased shares during the first three months of 2024 were retired by the Company. During the three months ended March 31, 2023, the Company repurchased 2.1 million shares of its Common Stock for $166.9 under the 2021 Stock Repurchase Program. All of the repurchased shares during the first three months of 2023 were retired by the Company. From April 1, 2024 to April 26, 2024, the Company repurchased 0.6 million additional shares of its Common Stock for $71.8, which were the final repurchases under the 2021 Stock Repurchase Program.

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of the Company’s Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program becomes effective on April 29, 2024. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Dividends declared per share	$0.22	$0.21

Dividends declared	$132.1	$125.0
Dividends paid (including those declared in the prior year)	131.7	124.9

On October 24, 2023, the Board approved an increase to the Company’s quarterly dividend rate from $0.21 per share to $0.22 per share, effective with dividends declared in the fourth quarter of 2023, contingent upon declaration by the Board.

Acquisitions

On January 30, 2024, the Company entered into a definitive stock purchase agreement by and between the Company and Carlisle Companies Incorporated (“Carlisle”), agreeing to acquire the CIT business of Carlisle for an aggregate purchase price of $2,025 in cash, subject to customary post-closing adjustments. The acquisition is expected to be completed by the end of the second quarter of 2024 and is subject to certain regulatory approvals and other customary closing conditions. The Company expects to finance the CIT acquisition through a combination of the net proceeds from the New Senior Notes, as discussed earlier in this Item 2, together with a combination of cash on hand and other debt financing, which could include borrowings under the Company’s Revolving Credit Facility and/or U.S. Commercial Paper Program. CIT, headquartered in St. Augustine, FL, is a leading global supplier of harsh environment interconnect solutions, primarily to the commercial aerospace, defense and industrial end markets. CIT’s wide range of products include wire and cable, cable assemblies, contacts, connectors and sensors, which, management believes, are highly complementary to Amphenol’s existing interconnect and sensor solutions. If and when the acquisition is consummated, the Company expects to report the CIT business within its Harsh Environment Solutions segment.

During the year ended December 31, 2023, the Company completed 10 acquisitions (the “2023 Acquisitions”) for approximately $970.4, net of cash acquired. Five of the acquisitions have been included in the Harsh Environment Solutions segment, three acquisitions have been included in the Interconnect and Sensor Systems segment, and two acquisitions have been included in the Communications Solutions segment. The 2023 Acquisitions were each funded using cash on hand or borrowings under our Commercial Paper Programs, or a combination thereof. One of the 2023 Acquisitions, which closed in the second quarter of 2023, represented a bargain purchase, where the estimated fair value of assets acquired, net of liabilities assumed, exceeded the purchase price. The Company recognized a non-cash gain of $5.4 on the bargain purchase acquisition during the year ended December 31, 2023, which was recorded separately in the Company’s Consolidated Statements of Income. The 2023 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

During the three months ended March 31, 2023, the Company incurred $5.4 ($4.0 after-tax) of acquisition-related expenses, comprised of the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in the first quarter of 2023. During the year ended December 31, 2023, the Company incurred $34.6 ($30.2 after-tax) of acquisition-related expenses, comprised primarily of external transaction costs associated with the 2023 Acquisitions, as well as the amortization related to the value associated with acquired backlog resulting from three of the 2023 Acquisitions.

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

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures, defined below, as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Board and assessing related employee compensation measures. Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and period-over-period comparative results, in addition to the reasons noted below. Non-GAAP financial measures related to operating income, operating margin, net income attributable to Amphenol Corporation, effective tax rate and diluted EPS exclude income and expenses that are not directly related to the Company’s operating performance during the periods presented. Items excluded in the presentation of such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, refinancing-related costs, and certain discrete tax items including, but not limited to, (i) the excess tax benefits related to stock-based compensation and (ii) the impact of significant changes in tax law. Non-GAAP financial measures related to net sales exclude the impact of foreign currency exchange rates and acquisitions. The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation or as a substitute for or superior to the related U.S. GAAP financial measures. In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three months ended March 31, 2024 and 2023 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

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

Critical Accounting Policies and Estimates

The Company’s disclosures of its critical accounting policies and estimates, which are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its 2023 Annual Report, have not materially changed since that report was filed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

(amounts in millions)

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates. The Company does not have any significant concentration with any one counterparty. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in its 2023 Annual Report. From time to time, the Company may borrow under the Revolving Credit Facility and Commercial Paper Programs. In addition to the outstanding borrowings under the Company’s Euro Notes (as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements), any borrowings under the Euro Commercial Paper Program and Revolving Credit Facility have been and may continue to be denominated in various foreign currencies, including the Euro, and there can be no assurance that the Company can successfully manage changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies in which such borrowings are made.

The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt. The Company currently has various fixed rate senior notes outstanding, in both the United States and Europe, with various maturity dates, the most recent of which were issued in April 2024. In addition, any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of March 31, 2024 and December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, Term Loan, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of the first quarter of 2024, the proceeds of which were used for general corporate purposes. Although all such borrowings were repaid before the end of the first quarter of 2024, the Company may make additional borrowings under any of its debt instruments from time to time. As a result of increases in the federal funds rate by the U.S. Federal Reserve in recent years, the floating interest rates related to our U.S. Commercial Paper Program (as well as our Revolving Credit Facility, to the extent drawn upon in the future) have increased substantially, a trend that could continue through the remainder of 2024 and potentially beyond. To the extent that interest rates related to this floating rate debt increase further and the Company borrows under any of these floating interest rate instruments in the future, interest expense and interest payments would increase. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows for the remainder of 2024, there can be no assurance that interest rates will not change significantly from current levels.

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

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On April 27, 2021, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the three months ended March 31, 2024, the Company repurchased 1.4 million shares of its Common Stock for $153.8 million under the 2021 Stock Repurchase Program. All of the repurchased shares during the first three months of 2024 were retired by the Company. From April 1, 2024 to April 26, 2024, the Company repurchased 0.6 million additional shares of its Common Stock for $71.8 million, which were the final repurchases under the 2021 Stock Repurchase Program.

The table below reflects the Company’s stock repurchases for the three months ended March 31, 2024:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 to January 31, 2024	—	$—	—	$226.5
February 1 to February 29, 2024	756,100	104.53	756,100	147.5
March 1 to March 31, 2024	673,000	111.06	673,000	$72.7
Total	1,429,100	$107.61	1,429,100

On April 23, 2024, the Company’s Board of Directors authorized a new stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program becomes effective on April 29, 2024. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

Trading Arrangements

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
4.11

Officer’s Certificate, dated April 5, 2024, establishing the 5.050% Senior Notes due 2027, 5.050% Senior Notes due 2029, and 5.250% Senior Notes due 2034, pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on April 5, 2024).*

4.12	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.11 to the December 31, 2023 Form 10-K).*
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

10.18	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 Form 10-K).†*
10.19	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 Form 10-K).†*
10.20	Amphenol Corporation Directors’ Deferred Compensation Plan (filed as Exhibit 10.11 to the December 31, 1997 Form 10-K).†*
10.21	Amphenol Corporation Form of Director Phantom Stock Award Agreement (filed as Exhibit 10.22 to the June 30, 2023 Form 10-Q).†*
10.22	2024 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.24 to the December 31, 2023 Form 10-K).†*
10.23

Third Amended and Restated Credit Agreement, dated March 21, 2024, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on March 22, 2024).*

10.24

The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement as amended and restated effective April 5, 2022, dated April 18, 2022 (filed as Exhibit 10.23 to the June 30, 2022 Form 10-Q).†*

10.25	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2023, dated December 19, 2022 (filed as Exhibit 10.25 to the December 31, 2022 Form 10-K).†*
10.26	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2024, dated November 30, 2023 (filed as Exhibit 10.28 to the December 31, 2023 Form 10-K).†*
10.27	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 Form 10-Q).†*
10.28	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 Form 10-K).†*
10.29	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2019 (filed as Exhibit 10.28 to the December 31, 2018 Form 10-K).†*
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

Date: April 26, 2024