Form 10-Q
period 2024-06-30
AMPHENOL CORP /DE/
filed 2024-07-26
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 OR

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

As of July 23, 2024, the total number of shares outstanding of the Registrant’s Class A Common Stock was 1,204,288,801.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,252.5	$1,475.0
Short-term investments	49.7	185.2
Total cash, cash equivalents and short-term investments	1,302.2	1,660.2
Accounts receivable, less allowance for doubtful accounts of $69.7 and $68.4, respectively	2,855.5	2,618.4
Inventories	2,398.8	2,167.1
Prepaid expenses and other current assets	415.3	389.6
Total current assets	6,971.8	6,835.3

Property, plant and equipment, less accumulated depreciation of $2,333.8 and $2,261.8, respectively	1,534.0	1,314.7
Goodwill	8,261.8	7,092.4
Other intangible assets, net	1,308.7	834.8
Other long-term assets	510.5	449.2
Total Assets	$18,586.8	$16,526.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$1,521.4	$1,350.9
Accrued salaries, wages and employee benefits	423.2	412.8
Accrued income taxes	104.3	166.0
Accrued dividends	132.4	131.7
Other accrued expenses	870.4	737.5
Current portion of long-term debt	404.1	353.8
Total current liabilities	3,455.8	3,152.7

Long-term debt, less current portion	5,035.3	3,983.5
Accrued pension and postretirement benefit obligations	141.4	143.0
Deferred income taxes	445.7	367.0
Other long-term liabilities	458.1	453.7
Total Liabilities	9,536.3	8,099.9

Redeemable noncontrolling interests	19.9	30.7

Equity:
Common stock	1.2	1.2
Additional paid-in capital	3,349.2	3,100.6
Retained earnings	6,352.0	5,921.1
Treasury stock, at cost	(73.8)	(142.8)
Accumulated other comprehensive loss	(648.5)	(533.6)
Total stockholders’ equity attributable to Amphenol Corporation	8,980.1	8,346.5

Noncontrolling interests	50.5	49.3
Total Equity	9,030.6	8,395.8
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$18,586.8	$16,526.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$3,609.7	$3,053.9	$6,866.0	$6,028.0
Cost of sales	2,396.6	2,062.2	4,563.9	4,092.9
Gross profit	1,213.1	991.7	2,302.1	1,935.1
Acquisition-related expenses	70.0	4.0	70.0	9.4
Selling, general and administrative expenses	444.3	367.8	848.4	714.1
Operating income	698.8	619.9	1,383.7	1,211.6

Interest expense	(56.3)	(35.0)	(94.4)	(71.0)
Gain on bargain purchase acquisition	—	5.4	—	5.4
Other income (expense), net	21.3	5.6	37.3	9.8
Income before income taxes	663.8	595.9	1,326.6	1,155.8
Provision for income taxes	(135.1)	(130.6)	(245.8)	(247.8)
Net income	528.7	465.3	1,080.8	908.0
Less: Net income attributable to noncontrolling interests	(3.9)	(4.8)	(7.3)	(8.3)
Net income attributable to Amphenol Corporation	$524.8	$460.5	$1,073.5	$899.7

Net income attributable to Amphenol Corporation per common share — Basic	$0.44	$0.39	$0.89	$0.76

Weighted average common shares outstanding — Basic	1,202.3	1,189.9	1,201.2	1,190.0

Net income attributable to Amphenol Corporation per common share — Diluted	$0.41	$0.37	$0.85	$0.73

Weighted average common shares outstanding — Diluted	1,264.9	1,236.5	1,260.4	1,238.1

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$528.7	$465.3	$1,080.8	$908.0

Total other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(46.6)	(103.9)	(117.9)	(61.4)
Pension and postretirement benefit plan adjustment, net of tax of ($0.2) and ($0.5) for 2024, and ($0.2) and ($0.4) for 2023, respectively	0.7	0.7	1.6	1.4
Total other comprehensive (loss) income, net of tax	(45.9)	(103.2)	(116.3)	(60.0)

Total comprehensive income	482.8	362.1	964.5	848.0

Less: Comprehensive income attributable to noncontrolling interests	(3.6)	(1.5)	(5.9)	(5.8)

Comprehensive income attributable to Amphenol Corporation	$479.2	$360.6	$958.6	$842.2

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2024	2023
Cash from operating activities:
Net income	$1,080.8	$908.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227.4	190.4
Stock-based compensation expense	50.4	45.5
Deferred income tax benefit	(19.3)	(5.4)
Gain on bargain purchase acquisition	—	(5.4)
Net change in components of working capital	(69.8)	(57.7)
Net change in other long-term assets and liabilities	(5.9)	(6.6)
Net cash provided by operating activities	1,263.6	1,068.8

Cash from investing activities:
Capital expenditures	(235.6)	(193.1)
Proceeds from disposals of property, plant and equipment	5.4	1.6
Purchases of investments	(13.4)	(139.2)
Sales and maturities of investments	145.8	63.8
Acquisitions, net of cash acquired	(2,099.8)	(113.2)
Other, net	1.9	5.0
Net cash used in investing activities	(2,195.7)	(375.1)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	1,500.1	351.8
Repayments of senior notes and other long-term debt	(351.8)	(7.1)
(Repayments) borrowings under commercial paper programs, net	—	(632.6)
Payment of costs related to debt financing	(14.7)	(2.3)
Purchase of treasury stock	(344.2)	(320.5)
Proceeds from exercise of stock options	234.7	163.1
Distributions to and purchases of noncontrolling interests	(17.5)	(6.5)
Dividend payments	(263.8)	(249.9)
Other, net	0.6	—
Net cash provided by (used in) financing activities	743.4	(704.0)

Effect of exchange rate changes on cash and cash equivalents	(33.8)	(37.7)

Net decrease in cash and cash equivalents	(222.5)	(48.0)
Cash and cash equivalents balance, beginning of period	1,475.0	1,373.1

Cash and cash equivalents balance, end of period	$1,252.5	$1,325.1

Cash paid for:
Interest	$71.2	$60.3
Income taxes, net	359.2	324.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts included in the following Notes to Condensed Consolidated Financial Statements

are presented in millions, except share and per share data, unless otherwise noted)

Note 1—Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, and the related Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2024 and 2023 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).

Stock Split

On May 20, 2024, the Company announced that its Board of Directors (the “Board”) approved a two-for-one split of the Company’s Class A Common Stock (“Common Stock”). The stock split was effected in the form of a stock dividend paid to stockholders of record as of the close of business on May 31, 2024. The additional shares were distributed on June 11, 2024, and the Common Stock began trading on a split-adjusted basis on June 12, 2024. The shares of Common Stock retain a par value of $0.001 per share. As a result of the stock split, stockholders received one additional share of the Company’s Common Stock for each share held as of the record date. There was no change in the number of authorized common shares of the Company as a result of the stock split.

All current and prior year data presented in the accompanying Condensed Consolidated Financial Statements and notes thereto in this Form 10-Q, including but not limited to, number of shares and per share information, stock-based compensation data, including stock options and restricted shares and related per share data, basic and diluted earnings per share, and dividends per share amounts, have been adjusted to reflect the effect of the stock split. As a result of the stock split, certain prior period amounts have been adjusted to conform to the current period presentation in the Condensed Consolidated Financial Statements and the accompanying notes herein. The impact to the Condensed Consolidated Balance Sheets, as well as the rollforward of consolidated changes in equity included in Note 7 herein, was an increase of $0.6 to Common stock, with an offsetting decrease in Additional paid-in capital, which has been retroactively adjusted for all periods presented.

Note 2—New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends ASC 280. The intent of ASU 2023-07 is to improve the disclosures around a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses by requiring entities to disclose on an annual and interim basis: (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss and (ii) an amount for other segment items by reportable segment and a description of its composition, which represents the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. Furthermore, entities will be required to: (i) provide all annual disclosures about a segment’s profit or loss and assets currently required under ASC 280 on an interim basis as well, (ii) clarify that an entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. While it continues to evaluate ASU 2023-07, the Company does not currently believe that its adoption will have a material impact on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The intent of ASU 2023-09 is to improve the disclosures around a company’s rate reconciliation information and certain types of income taxes companies are required to pay. Specifically, these new disclosure requirements will provide more transparency regarding income taxes companies pay in the United States and other countries, along with more disclosure around a company’s rate reconciliation, among other new disclosure requirements, such that users of financial statements can get better information about how the operations, related tax risks, tax planning and operational opportunities of companies affect their effective tax rates and future cash flow prospects. ASU 2023-09 is effective for annual fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments under ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. While it continues to evaluate ASU 2023-09, the Company does not currently believe that its adoption will have a material impact on its consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	June 30,	December 31,
	2024	2023
Raw materials and supplies	$1,045.4	$964.7
Work in process	669.0	562.3
Finished goods	684.4	640.1
	$2,398.8	$2,167.1

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	June 30, 2024		December 31, 2023
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	—	—	—	—
Euro Commercial Paper Program	—	—	—	—
Term Loan Credit Facility	—	—	—	—
3.20% Senior Notes due April 2024	—	—	350.0	348.4
2.050% Senior Notes due March 2025	399.9	390.4	399.8	386.8
4.750% Senior Notes due March 2026	349.3	346.8	349.1	350.6
0.750% Euro Senior Notes due May 2026	534.4	508.2	551.7	523.4
5.050% Senior Notes due April 2027	449.5	449.2	—	—
2.000% Euro Senior Notes due October 2028	534.0	508.6	551.4	531.4
5.050% Senior Notes due April 2029	449.6	450.4	—	—
4.350% Senior Notes due June 2029	499.8	484.2	499.8	497.2
2.800% Senior Notes due February 2030	899.6	799.2	899.6	817.6
2.200% Senior Notes due September 2031	748.0	614.3	747.9	629.9
5.250% Senior Notes due April 2034	599.4	597.3	—	—
Other debt	8.2	8.2	9.5	9.5
Less: unamortized deferred debt issuance costs	(32.3)	—	(21.5)	—
Total debt	5,439.4	5,156.8	4,337.3	4,094.8
Less: current portion	404.1	394.6	353.8	352.2
Total long-term debt	$5,035.3	$4,762.2	$3,983.5	$3,742.6

Revolving Credit Facility

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date it was amended and restated. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility then in effect. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value, primarily due to their market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On June 30, 2024, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Term Loan Credit Facility

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “Term Loan”). The Term Loan matured on April 19, 2024 without the Company drawing upon it throughout its term.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. The maturities of the USCP Notes vary but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of June 30, 2024, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of the first six months of 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the recent acquisition of the Carlisle Interconnect Technologies (“CIT”) business discussed further in Note 11 herein. Before the end of the second quarter of 2024, the Company repaid all of its USCP Notes then outstanding. As of June 30, 2024 and December 31, 2023, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during the first six months of 2024, and, as of June 30, 2024 and December 31, 2023, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of June 30, 2024, the authorization from the Board limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. Any outstanding Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, primarily due to its market interest rates, and is classified as Level 2 in the fair value hierarchy (Note 5).

U.S. Senior Notes

On April 5, 2024, the Company issued three series of unsecured senior notes (collectively, the “New Senior Notes”): (i) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 at 99.887% of face value (the “2027 Senior Notes”), (ii) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2029 at 99.900% of face value (the “2029 Senior Notes”) and (iii) $600.0 aggregate principal amount of unsecured 5.250% Senior Notes due April 5, 2034 at 99.900% of face value (the “2034 Senior Notes”). The New Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Euro Notes. Interest on the

New Senior Notes is payable semiannually on April 5 and October 5 of each year, commencing on October 5, 2024. Prior to March 5, 2027, the Company may redeem, from time to time, some or all of the 2027 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to March 5, 2029, the Company may redeem, from time to time, some or all of the 2029 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to January 5, 2034, the Company may redeem, from time to time, some or all of the 2034 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. On or after such dates, the Company may redeem, from time to time, some or all of the respective series of the New Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. The Company used net proceeds from the New Senior Notes, together with a combination of cash on hand and borrowings under the U.S. Commercial Paper Program, to fund the cash consideration for the CIT acquisition in May 2024, as discussed in further detail in Note 11 herein, along with the fees and expenses related thereto. During the three and six months ended June 30, 2024, the Company incurred $11.7 of debt financing costs associated with the issuance of the New Senior Notes.

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

The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On June 30, 2024, the Company was in compliance with all requirements under its Senior Notes.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards as of June 30, 2024 and December 31, 2023 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
June 30, 2024:
Short-term investments	$49.7	$—	$49.7	$—
Long-term investments	0.2	—	0.2	—
Forward contracts	(2.2)	—	(2.2)	—
Redeemable noncontrolling interests	(19.9)	—	—	(19.9)
Total	$27.8	$—	$47.7	$(19.9)

December 31, 2023:
Short-term investments	$185.2	$—	$185.2	$—
Long-term investments	0.4	—	0.4	—
Forward contracts	(0.5)	—	(0.5)	—
Redeemable noncontrolling interests	(30.7)	—	—	(30.7)
Total	$154.4	$—	$185.1	$(30.7)

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of June 30, 2024 and December 31, 2023, the Company had no outstanding foreign exchange forward contracts accounted for as either net investment hedges or cash flow hedges. As of June 30, 2024 and December 31, 2023, the fair value of such foreign exchange forward contracts in the table above consisted of various outstanding foreign exchange forward contracts that are not designated as hedging instruments. During the three and six months ended June 30, 2024 and 2023, the amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts, as well as the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Condensed Consolidated Statements of Income, were not material. The fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interests recorded on the accompanying Condensed Consolidated Balance Sheets relate to recent acquisitions, which, based on the terms of the respective acquisition agreements, will remain in temporary equity until the applicable put option is either fully exercised or expires. During the three months ended June 30, 2024, in accordance with the terms of the agreement, the noncontrolling option holders exercised their put option, requiring the Company to acquire a portion of the redeemable noncontrolling interests then outstanding. The redemption value of the redeemable noncontrolling interests is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable noncontrolling interests currently outstanding, approximate fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy and is recorded as Redeemable noncontrolling interests on the Condensed Consolidated Balance Sheets as of June 30, 2024 and

December 31, 2023. Refer to Note 7 herein for a rollforward of the Redeemable noncontrolling interests for the three and six months ended June 30, 2024 and 2023.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6—Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Provision for income taxes	$(135.1)	$(130.6)	$(245.8)	$(247.8)
Effective tax rate	20.4%	21.9%	18.5%	21.4%

For the three months ended June 30, 2024 and 2023, stock option exercise activity had the impact of decreasing our Provision for income taxes by $30.9 and $11.9, respectively, and decreasing our effective tax rate by approximately 470 basis points and 200 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. For the six months ended June 30, 2024 and 2023, stock option exercise activity had the impact of decreasing our Provision for income taxes by $60.6 and $29.0, respectively, and decreasing our effective tax rate by approximately 460 basis points and 250 basis points, respectively. Acquisition-related expenses incurred during the three and six months ended June 30, 2024 had the impact of increasing our effective tax rate by approximately 100 basis points and 50 basis points, respectively. For the six months ended June 30, 2024, a discrete tax benefit of $18.6, related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, had the effect of decreasing our effective tax rate by approximately 140 basis points. For the three and six months ended June 30, 2023, the gain associated with the bargain purchase acquisition that closed in the second quarter of 2023, as discussed in Note 11 herein, had the effect of decreasing our effective tax rate by approximately 20 basis points and 10 basis points, respectively, while acquisition-related expenses had the effect of increasing our effective tax rate by approximately 10 basis points in both periods.

The United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”) in December 2017. As a result, in 2017, the Company recorded a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. The Company paid its seventh annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2024, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, in 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2024, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $204.8. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next 12-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $22.3.

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies are required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but do not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the three and six months ended June 30, 2024 and 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

Note 7—Stockholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the three months ended June 30, 2024 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of March 31, 2024	1,203.9	$1.2	(2.6)	$(103.8)	$3,223.5	$6,163.5	$(602.9)	$52.2	$8,733.7	$30.9
Net income						524.8		3.6	528.4	0.3
Other comprehensive income (loss)							(45.6)	(0.2)	(45.8)	(0.1)
Capital contributions from noncontrolling interests								0.3	0.3
Purchase of noncontrolling interests					(0.9)			—	(0.9)	(11.2)
Distributions to shareholders of noncontrolling interests								(5.4)	(5.4)
Purchase of treasury stock			(3.1)	(190.4)					(190.4)
Retirement of treasury stock	(3.1)	—	3.1	190.4		(190.4)			—
Stock options exercised	4.8	—	0.8	30.0	100.0	(13.5)			116.5
Dividends declared ($0.11 per common share)						(132.4)			(132.4)
Stock-based compensation expense					26.6				26.6
Balance as of June 30, 2024	1,205.6	$1.2	(1.8)	$(73.8)	$3,349.2	$6,352.0	$(648.5)	$50.5	$9,030.6	$19.9
(1) Excludes redeemable noncontrolling interests.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the six months ended June 30, 2024 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of December 31, 2023	1,201.3	$1.2	(3.5)	$(142.8)	$3,100.6	$5,921.1	$(533.6)	$49.3	$8,395.8	$30.7
Net income						1,073.5		6.6	1,080.1	0.7
Other comprehensive income (loss)							(114.9)	(1.1)	(116.0)	(0.3)
Capital contributions from noncontrolling interests								1.1	1.1
Purchase of noncontrolling interests					(0.9)			—	(0.9)	(11.2)
Distributions to shareholders of noncontrolling interests								(5.4)	(5.4)
Purchase of treasury stock			(5.9)	(344.2)					(344.2)
Retirement of treasury stock	(5.9)	—	5.9	344.2		(344.2)			—
Stock options exercised	10.2	—	1.7	69.0	199.1	(33.9)			234.2
Dividends declared ($0.22 per common share)						(264.5)			(264.5)
Stock-based compensation expense					50.4				50.4
Balance as of June 30, 2024	1,205.6	$1.2	(1.8)	$(73.8)	$3,349.2	$6,352.0	$(648.5)	$50.5	$9,030.6	$19.9

(1) Excludes redeemable noncontrolling interests.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the three months ended June 30, 2023 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of March 31, 2023	1,192.6	$1.2	(2.1)	$(69.7)	$2,747.9	$5,121.3	$(492.6)	$57.5	$7,365.6	$20.9
Net income						460.5		4.3	464.8	0.5
Other comprehensive income (loss)							(99.9)	(3.3)	(103.2)	—
Distributions to shareholders of noncontrolling interests								(1.3)	(1.3)
Purchase of treasury stock			(4.0)	(153.6)					(153.6)
Retirement of treasury stock	(4.0)	—	4.0	153.6		(153.6)			—
Stock options exercised	4.8	—	0.6	20.1	88.1	(8.3)			99.9
Dividends declared ($0.105 per common share)						(125.1)			(125.1)
Stock-based compensation expense					23.8				23.8
Balance as of June 30, 2023	1,193.4	$1.2	(1.5)	$(49.6)	$2,859.8	$5,294.8	$(592.5)	$57.2	$7,570.9	$21.4
(1) Excludes redeemable noncontrolling interests.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the six months ended June 30, 2023 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of December 31, 2022	1,192.0	$1.2	(2.4)	$(79.8)	$2,649.8	$4,979.4	$(535.0)	$57.9	$7,073.5	$20.6
Net income						899.7		7.5	907.2	0.8
Other comprehensive income (loss)							(57.5)	(2.5)	(60.0)	—
Acquisitions resulting in noncontrolling interests								0.8	0.8
Distributions to shareholders of noncontrolling interests								(6.5)	(6.5)
Purchase of treasury stock			(8.2)	(320.5)					(320.5)
Retirement of treasury stock	(8.2)	—	8.2	320.5		(320.5)			—
Stock options exercised	9.6	—	0.9	30.2	164.5	(13.8)			180.9
Dividends declared ($0.21 per common share)						(250.0)			(250.0)
Stock-based compensation expense					45.5				45.5
Balance as of June 30, 2023	1,193.4	$1.2	(1.5)	$(49.6)	$2,859.8	$5,294.8	$(592.5)	$57.2	$7,570.9	$21.4

(1) Excludes redeemable noncontrolling interests.

Stock Repurchase Programs

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three months ended June 30, 2024, the Company repurchased 1.8 million shares of its Common Stock for $118.6 under the 2024 Stock Repurchase Program. All of the repurchased shares under the 2024 Stock Repurchase Program during the three months ended June 30, 2024 have been retired by the Company. From July 1, 2024 to July 23, 2024, the Company repurchased 0.6 million additional shares of its Common Stock for $39.9, and, as of July 24, 2024, the Company has remaining authorization to purchase up to $1,841.6 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the three and six months ended June 30, 2024, the Company repurchased 1.3 million and 4.1 million shares of its Common Stock for $71.8 and $225.6, respectively, under the 2021 Stock Repurchase Program, which were the final repurchases under the 2021 Stock Repurchase Program. All of the repurchased shares under the 2021 Stock Repurchase Program during the first six months of 2024 have been retired by the Company. During the three and six months ended June 30, 2023, the Company repurchased 4.0 million and 8.2 million shares of its Common Stock for $153.6 and $320.5, respectively, under the 2021 Stock Repurchase Program. All of the repurchased shares during the first six months of 2023 were retired by the Company.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends declared	$132.4	$125.1	$264.5	$250.0
Dividends paid (including those declared in the prior year)	132.1	125.0	263.8	249.9

On October 24, 2023, the Board approved an increase to the Company’s quarterly dividend rate from $0.105 per share to $0.11 per share, effective with dividends declared in the fourth quarter of 2023, and on July 23, 2024, the Board approved an additional increase to the Company’s quarterly dividend rate from $0.11 per share to $0.165 per share, effective with dividends declared in the third quarter of 2024, contingent upon declaration by the Board.

Note 8—Stock-Based Compensation

For the three months ended June 30, 2024 and 2023, the Company’s Income before income taxes was reduced by stock-based compensation expense of $26.6 and $23.8, respectively. In addition, for the three months ended June 30, 2024 and 2023, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $33.7 and $14.2, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the three months ended June 30, 2024 and 2023 include excess tax benefits of $30.9 and $11.9, respectively, from option exercises.

For the six months ended June 30, 2024 and 2023, the Company’s Income before income taxes was reduced by stock-based compensation expense of $50.4 and $45.5, respectively. In addition, for the six months ended June 30, 2024 and 2023, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $65.8 and $33.5, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the six months ended June 30, 2024 and 2023 include excess tax benefits of $60.6 and $29.0, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 120,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 80,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of June 30, 2024, there were 55,119,737 shares of

Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of 10 years from the date of grant.

Stock option activity for the three and six months ended June 30, 2024 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2024	120,780,324	$25.23	5.81	$2,939.5
Options granted	116,062	45.36
Options exercised	(6,312,850)	18.64
Options forfeited	(86,274)	32.51
Options outstanding at March 31, 2024	114,497,262	25.61	5.69	3,671.9
Options granted	7,700,731	65.95
Options exercised	(5,567,231)	20.95
Options forfeited	(289,042)	33.73
Options outstanding at June 30, 2024	116,341,720	$28.48	5.81	$4,524.7
Vested and non-vested options expected to vest at June 30, 2024	113,269,255	$28.11	5.74	$4,446.7
Exercisable options at June 30, 2024	80,614,167	$23.12	4.76	$3,566.9

A summary of the status of the Company’s non-vested options as of June 30, 2024 and changes during the three and six months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2024	45,047,962	$7.28
Options granted	116,062	13.18
Options vested	(293,452)	7.89
Options forfeited	(73,050)	8.86
Non-vested options at March 31, 2024	44,797,522	7.29
Options granted	7,700,731	19.42
Options vested	(16,481,658)	5.80
Options forfeited	(289,042)	7.99
Non-vested options at June 30, 2024	35,727,553	$10.59

During the three and six months ended June 30, 2024 and 2023, the following activity occurred under the Company’s option plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total intrinsic value of stock options exercised	$245.8	$113.9	$461.6	$239.5
Total fair value of stock options vested	95.6	86.3	97.9	88.6

As of June 30, 2024, the total compensation cost related to non-vested options not yet recognized was approximately $338.4 with a weighted average expected amortization period of 3.75 years.

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

Restricted Stock

On May 16, 2024, the Company’s stockholders approved the 2024 Restricted Stock Plan for Directors of Amphenol Corporation (the “2024 Directors Restricted Stock Plan”), which is administered by the Compensation Committee of the Board and reserves 500,000 shares of the Company’s Common Stock for future issuance pursuant to the plan. As of June 30, 2024, the number of restricted shares available for grant under the 2024 Directors Restricted Stock Plan was 478,160. Restricted shares granted under the 2024 Directors Restricted Stock Plan vest on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. Grants under the 2024 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment.

Restricted share activity for the three and six months ended June 30, 2024 was as follows:

Weighted Average
Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2024	—	$—
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2024	—	—
Restricted shares granted	21,840	65.96
Restricted shares outstanding at June 30, 2024	21,840	$65.96	0.87

As of June 30, 2024, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $1.3 (with a weighted average expected amortization period of 0.87 years).

Phantom Stock

On June 5, 2023, the Company granted 4,750 shares of phantom stock to each then-current non-employee director (38,000 shares in the aggregate). On May 15, 2024, these previously granted shares of phantom stock vested in accordance with their terms, and, pursuant to written elections made by each non-employee director, converted into unrestricted shares of the Company’s Common Stock. The total compensation cost associated with these vested shares of phantom stock was $1.5. As of June 30, 2024, no additional shares of phantom stock are outstanding and the Company does not expect to grant any additional shares of phantom stock.

Note 9—Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. The following is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars and shares in millions, except per share data)	2024	2023	2024	2023
Net income attributable to Amphenol Corporation stockholders	$524.8	$460.5	$1,073.5	$899.7

Weighted average common shares outstanding — Basic	1,202.3	1,189.9	1,201.2	1,190.0
Effect of dilutive stock options	62.6	46.6	59.2	48.1
Weighted average common shares outstanding — Diluted	1,264.9	1,236.5	1,260.4	1,238.1

Net income attributable to Amphenol Corporation per common share — Basic	$0.44	$0.39	$0.89	$0.76

Net income attributable to Amphenol Corporation per common share — Diluted	$0.41	$0.37	$0.85	$0.73

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 3.9 million and 20.1 million for the three months ended June 30, 2024 and 2023, respectively. Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 2.3 million and 17.5 million for the six months ended June 30, 2024 and 2023, respectively.

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

The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$0.8	$1.8	$1.8	$3.7
Interest cost	6.0	6.5	12.0	13.0
Expected return on plan assets	(7.2)	(7.3)	(14.3)	(14.6)
Amortization of prior service cost	0.3	0.5	0.6	0.9
Amortization of net actuarial losses	0.7	0.5	1.7	1.1
Net pension expense	$0.6	$2.0	$1.8	$4.1

There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 7% of eligible compensation. During both the six months ended June 30, 2024 and 2023, the Company provided matching contributions to the U.S. defined contribution plans of approximately $13.1.

Note 11—Acquisitions

2024 Acquisitions

During the three and six months ended June 30, 2024, the Company completed two acquisitions, including the acquisition of CIT (collectively, the “2024 Acquisitions”), for approximately $2,099.8, net of cash acquired. Both acquisitions have been included in the Harsh Environment Solutions segment. The 2024 Acquisitions were each funded using cash on hand, proceeds from the New Senior Notes or borrowings under the U.S. Commercial Paper Program, or a combination thereof. The Company is in the process of analyzing and completing the allocation of the fair value of assets acquired and liabilities assumed for each of the 2024 Acquisitions. Since the current purchase price allocations for such acquisitions are based on preliminary assessments made by management as of June 30, 2024, the acquisition accounting is subject to final adjustments, and it is possible that the final assessments of values may differ from the Company’s preliminary assessments. The operating results of the 2024 Acquisitions were included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, have not been presented, since the 2024 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition of Carlisle Interconnect Technologies (“CIT”)

On May 21, 2024, the Company completed the acquisition of CIT for approximately $1,995.3, net of cash acquired and subject to customary post-closing adjustments. The Company funded the CIT acquisition through a combination of net proceeds from the New Senior Notes, as discussed in Note 4 herein, together with borrowings under the U.S. Commercial Paper Program and cash on hand. CIT, headquartered in St. Augustine, FL, is a leading global supplier of harsh environment interconnect solutions, primarily to the commercial aerospace, defense and industrial end markets. CIT’s wide range of products include wire and cable, cable assemblies, contacts, connectors and sensors, which management believes are highly complementary to Amphenol’s existing interconnect and sensor solutions. CIT has been included in the Harsh Environment Solutions segment.

As of June 30, 2024, the CIT acquisition resulted in the recognition of $1,111.6 of goodwill and $540.1 of definite-lived intangible assets, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities assumed. Of the acquired definite-lived intangible assets, approximately $486.2 and $53.9 were assigned to customer relationships and acquired backlog, respectively. The acquired customer relationships and acquired backlog have a weighted average useful life of approximately 15 years and 0.4 years, respectively. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that none of the goodwill recognized from the CIT acquisition will be deductible for tax purposes.

During the three and six months ended June 30, 2024, the Company incurred $70.0 ($59.9 after-tax) of acquisition-related expenses, comprised primarily of external transaction costs associated with the 2024 Acquisitions, as well as the amortization related to the value associated with acquired backlog and certain non-cash purchase accounting costs resulting from the CIT acquisition.

2023 Acquisitions

During the year ended December 31, 2023, the Company completed 10 acquisitions (the “2023 Acquisitions”) for approximately $970.4, net of cash acquired. Five of the acquisitions have been included in the Harsh Environment Solutions segment, three acquisitions have been included in the Interconnect and Sensor Systems segment, and two acquisitions have been included in the Communications Solutions segment. The 2023 Acquisitions were each funded using cash on hand or borrowings under our Commercial Paper Programs, or a combination thereof. One of the 2023 Acquisitions, which closed in the second quarter of 2023, represented a bargain purchase, where the estimated fair value of assets acquired, net of liabilities assumed, exceeded the purchase price. The Company recognized a non-cash gain of $5.4 on the bargain purchase acquisition during the three and six months ended June 30, 2023, which was recorded separately in the Company’s Condensed Consolidated Statements of Income.

As of June 30, 2024, the 2023 Acquisitions resulted in the recognition of $664.9 of goodwill and $153.2 of definite-lived intangible assets, comprised of customer relationships, proprietary technology and acquired backlog, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities and noncontrolling interests assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships and proprietary technology having useful lives ranging from 6 to 12 years and the acquired backlog having a useful life of approximately 0.25 years. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that approximately $165 of the goodwill recognized from the 2023 Acquisitions will be deductible for tax purposes.

The Company completed the acquisition accounting, including the analyses of the fair value of assets acquired and liabilities assumed, for two of the 2023 Acquisitions, and their final assessments of values did not differ materially from their previous preliminary assessments. The Company is in the process of analyzing and completing the allocation of the fair value of assets acquired and liabilities assumed for each of the other 2023 Acquisitions. Since the current purchase price allocations for such other acquisitions are based on preliminary assessments made by management as of June 30, 2024, the acquisition accounting is subject to final adjustments, and it is possible that the final assessments of values may differ from our preliminary assessments. The operating results of the 2023 Acquisitions were included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, were not presented, since the 2023 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

During the three months ended June 30, 2023, the Company incurred $4.0 ($3.8 after-tax) of acquisition-related expenses, comprised of external transaction costs related to acquisitions. During the six months ended June 30, 2023, the Company incurred $9.4 ($7.8 after-tax) of acquisition-related expenses, comprised of the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in the first quarter of 2023, as well as the external transaction costs incurred in the second quarter of 2023. Such acquisition-related expenses are presented separately in the Condensed Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Harsh		Interconnect
	Environment	Communications	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2023	$2,009.3	$2,977.5	$2,105.6	$7,092.4
Acquisition-related	1,174.2	4.1	49.6	1,227.9
Foreign currency translation	(12.5)	(13.7)	(32.3)	(58.5)
Goodwill at June 30, 2024	$3,171.0	$2,967.9	$2,122.9	$8,261.8

The increase in goodwill during the first six months of 2024 was primarily driven by goodwill recognized from the 2024 Acquisitions, in particular, the CIT acquisition, which was partially offset by foreign currency translation.

Other than goodwill noted above, the Company’s intangible assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024				December 31, 2023
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	12	$1,289.3	$479.3	$810.0	$782.6	$450.6	$332.0
Proprietary technology	13	350.7	158.4	192.3	365.1	146.1	219.0
Backlog and other	1	153.2	115.9	37.3	114.1	99.4	14.7
Total intangible assets (definite-lived)	11	1,793.2	753.6	1,039.6	1,261.8	696.1	565.7

Trade names (indefinite-lived)		269.1		269.1	269.1		269.1
		$2,062.3	$753.6	$1,308.7	$1,530.9	$696.1	$834.8

The increase in the gross carrying amount of intangible assets in the first six months of 2024 was primarily driven by certain customer relationships and acquired backlog recognized as a result of the acquisition accounting associated with the 2024 Acquisitions, in particular, the CIT acquisition, partially offset by measurement period adjustments related to certain intangible assets associated with acquisitions that closed late in 2023. Amortization expense for the three months ended June 30, 2024 and 2023 was approximately $40.4 and $18.1, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was approximately $60.8 and $41.2, respectively. Amortization expense for the three and six months ended June 30, 2024 includes $16.6 related to the amortization of acquired backlog resulting from the CIT acquisition. Amortization expense for the six months ended June 30, 2023 included $5.4 related to the amortization of acquired backlog resulting from an acquisition that closed in the first quarter of 2023. As of June 30, 2024, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2024 is approximately $92.5 (which includes the currently expected remaining amortization of acquired backlog resulting from the CIT acquisition) and for each of the next five fiscal years is approximately $103.0 in 2025, $101.4 in 2026, $94.7 in 2027, $87.3 in 2028 and $76.7 in 2029.

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

Net sales by segment for the three and six months ended June 30, 2024 and 2023 are as follows:

	External		Intersegment
Three Months Ended June 30,	2024	2023	2024	2023
Harsh Environment Solutions	$1,046.0	$888.9	$21.9	$24.0
Communications Solutions	1,444.6	1,161.6	13.4	12.1
Interconnect and Sensor Systems	1,119.1	1,003.4	6.4	4.3
Consolidated Net sales	$3,609.7	$3,053.9	$41.7	$40.4

Six Months Ended June 30,
Harsh Environment Solutions	$1,962.0	$1,743.1	$41.5	$47.8
Communications Solutions	2,710.3	2,288.4	24.6	26.0
Interconnect and Sensor Systems	2,193.7	1,996.5	11.4	9.4
Consolidated Net sales	$6,866.0	$6,028.0	$77.5	$83.2

Segment operating income and the reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment operating income:
Harsh Environment Solutions	$259.6	$240.3	$504.1	$466.6
Communications Solutions	350.6	238.5	636.8	469.1
Interconnect and Sensor Systems	203.3	185.9	398.7	364.7
Total segment operating income	813.5	664.7	1,539.6	1,300.4

Corporate / Other:
Stock-based compensation expense	(26.6)	(23.8)	(50.4)	(45.5)
Acquisition-related expenses	(70.0)	(4.0)	(70.0)	(9.4)
Other operating expenses	(18.1)	(17.0)	(35.5)	(33.9)
Interest expense	(56.3)	(35.0)	(94.4)	(71.0)
Gain on bargain purchase acquisition	—	5.4	—	5.4
Other income (expense), net	21.3	5.6	37.3	9.8

Income before income taxes	$663.8	$595.9	$1,326.6	$1,155.8

Depreciation and amortization expense by segment for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Harsh Environment Solutions	$46.0	$19.8	$68.7	$44.3
Communications Solutions	41.2	40.6	86.3	79.8
Interconnect and Sensor Systems	34.0	31.8	67.9	62.8
Corporate / Other	2.4	1.9	4.5	3.5
Total	$123.6	$94.1	$227.4	$190.4

For the three and six months ended June 30, 2024, depreciation and amortization expense for the Harsh Environment Solutions segment includes $16.6 related to the amortization of acquired backlog resulting from the CIT acquisition, while for the six months ended June 30, 2023, depreciation and amortization expense for the Harsh Environment Solutions segment included $5.4 related to the amortization of acquired backlog resulting from an acquisition that closed in the first quarter of 2023.

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three and six months ended June 30, 2024 and 2023, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Condensed Consolidated Balance Sheets were not material as of June 30, 2024 and December 31, 2023. These amounts are recorded in the accompanying

Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of June 30, 2024 and December 31, 2023.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of June 30, 2024.

While the Company typically offers standard product warranty coverage that provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of June 30, 2024 and December 31, 2023, and related warranty expense for the three and six months ended June 30, 2024 and 2023, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three and six months ended June 30, 2024 and 2023:

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Three Months Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net sales by:
Sales channel:
End customers and contract manufacturers	$746.8	$651.5	$1,130.0	$920.3	$1,075.6	$960.8	$2,952.4	$2,532.6
Distributors and resellers	299.2	237.4	314.6	241.3	43.5	42.6	657.3	521.3
	$1,046.0	$888.9	$1,444.6	$1,161.6	$1,119.1	$1,003.4	$3,609.7	$3,053.9

Geography:
United States	$567.8	$453.3	$363.8	$347.0	$324.4	$296.7	$1,256.0	$1,097.0
China	97.4	89.8	416.8	385.2	244.0	192.6	758.2	667.6
Other foreign locations	380.8	345.8	664.0	429.4	550.7	514.1	1,595.5	1,289.3
	$1,046.0	$888.9	$1,444.6	$1,161.6	$1,119.1	$1,003.4	$3,609.7	$3,053.9

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Six Months Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net sales by:
Sales channel:
End customers and contract manufacturers	$1,422.0	$1,275.3	$2,121.0	$1,811.1	$2,107.6	$1,911.3	$5,650.6	$4,997.7
Distributors and resellers	540.0	467.8	589.3	477.3	86.1	85.2	1,215.4	1,030.3
	$1,962.0	$1,743.1	$2,710.3	$2,288.4	$2,193.7	$1,996.5	$6,866.0	$6,028.0

Geography:
United States	$1,022.8	$872.1	$710.5	$683.3	$635.8	$593.9	$2,369.1	$2,149.3
China	178.4	176.1	791.0	735.2	459.2	375.5	1,428.6	1,286.8
Other foreign locations	760.8	694.9	1,208.8	869.9	1,098.7	1,027.1	3,068.3	2,591.9
	$1,962.0	$1,743.1	$2,710.3	$2,288.4	$2,193.7	$1,996.5	$6,866.0	$6,028.0

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

Note 16—Subsequent Events

On July 18, 2024, the Company entered into a Purchase Agreement by and between the Company and CommScope Holding Company, Inc. (“CommScope”), to acquire CommScope’s mobile networks-related businesses, specifically the Outdoor Wireless Networks segment and the Distributed Antenna Systems business (collectively, the “Mobile Networks Business”), for an aggregate purchase price of approximately $2,100 in cash, subject to customary post-closing adjustments. The acquisition is expected to be completed in the first half of 2025, subject to the receipt of certain regulatory approvals and satisfaction of other customary closing conditions. The Company expects to finance this acquisition through a combination of cash on hand and debt. The Mobile Networks Business provides mobile networks solutions, with advanced technologies in the areas of base station antennas and related interconnect solutions, as well as distributed antenna systems. The Mobile Networks Business’s wide range of products add advanced antenna and associated interconnect products, technologies and capabilities, which management believes are highly complementary to Amphenol’s existing product portfolio for next-generation wireless networks. If and when the acquisition is consummated, the Company expects to report the Mobile Networks Business within its Communications Solutions segment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2024 and 2023 has been derived from and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included in Part I, Item 1 herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our” or “us”). The following discussion and analysis should also be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). The Condensed Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth.” For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

Stock Split

On May 20, 2024, the Company announced that its Board of Directors (the “Board”) approved a two-for-one split of the Company’s Class A Common Stock (“Common Stock”). The stock split was effected in the form of a stock dividend paid to stockholders of record as of the close of business on May 31, 2024. The additional shares were distributed on June 11, 2024, and the Common Stock began trading on a split-adjusted basis on June 12, 2024. The shares of Common Stock retain a par value of $0.001 per share. All current and prior year data impacted by the stock split and presented in this Item 2 and throughout this Form 10-Q herein, including number of shares and per share information, earnings per share, and dividends per share amounts, among others, have been retroactively adjusted to reflect the effect of the stock split. Refer to Note 1 of the accompanying Notes to Condensed Consolidated Financial Statements for further information related to the stock split.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events and are subject to risks and uncertainties, including but not limited to, the risk factors described in Part I, Item 1A. of the 2023 Annual Report. All statements that address events or developments that we expect or believe may or will occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on our management’s assumptions and beliefs about future events or circumstances using information currently available, and as a result, they are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance and financial condition, among other matters, may contain words and terms such as: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “look ahead,” “may,” “ongoing,” “optimistic,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” and other words and terms of similar meaning.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity, effective tax rate, interest rates, the expected timing for the closing of certain acquisitions or other matters. Although the Company believes the expectations reflected in all forward-looking statements are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, which include, but are not limited to, the following: political, economic, military and other risks related to operating in countries outside the United States, as well as changes in general economic conditions, geopolitical conditions, U.S. trade policies (including, but not limited to, sanctions) and other factors beyond the Company’s control; uncertainties associated with an economic slowdown or recession in any of the Company’s end markets that could negatively affect the financial condition of our customers and could result in reduced demand; risks and impacts associated with adverse public health developments, including epidemics and pandemics; risks associated with our inability to obtain certain raw materials and components, as well as the increasing cost of certain of the Company’s raw materials and components; cybersecurity threats and techniques used to disrupt operations and gain unauthorized access to our information technology systems, including, but not limited to, malware, social engineering/phishing, credential harvesting, ransomware, malfeasance by insiders, human or technological error and other increasingly sophisticated attacks, that continue to expand and evolve, including through the use of artificial intelligence and machine learning, which could, among other things, impair our information technology systems and disrupt business operations, result in reputational damage that may cause the loss of existing or future customers, loss of our intellectual property, the loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential or personal information, and potentially lead to litigation and/or governmental investigations, fines and other penalties, among other risks, and risks and impacts associated with an increasingly demanding regulatory environment surrounding information security and privacy, including additional fines, penalties and costs; negative impacts caused by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change and global warming; risks associated with the increasing scrutiny and expectations regarding environmental, social and corporate governance matters that could result in additional costs or risks or otherwise adversely impact our business; risks associated with the improper conduct by any of our employees, customers, suppliers, distributors or any other business partners which could impair our business reputation and financial results and could result in our non-compliance with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions; changes in exchange rates of the various currencies in which the Company conducts business; the risks associated with the Company’s dependence on attracting, recruiting, hiring and retaining skilled employees, including as part of our various management teams; risks and difficulties in trying to compete successfully on the basis of technology innovation, product quality and performance, price, customer service and delivery time; the Company’s dependence on end market dynamics to sell its products, particularly in the communications, automotive and defense end markets, pricing pressures resulting from large customers that regularly exert pressure on their suppliers, including the Company, and changes in defense expenditures of the U.S. and non-U.S. governments, which are subject to political and budgetary fluctuations and constraints, all of which could adversely affect its operating results; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill and other intangible assets; events beyond the Company’s control that could lead to an inability to meet its financial and other covenants and requirements, which could result in a default under the Company’s revolving credit facility or any of our various senior notes; risks associated with the Company’s inability to access the global capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in interest rates; government contracting risks that the Company may be subject to, including laws and regulations governing reporting obligations, performance of government contracts and related risks associated with conducting business with the U.S. and other foreign governments or their suppliers (both directly and indirectly); governmental export and import controls as well as sanctions and trade embargoes that certain of our products may be subject to, including export licensing, customs regulations, economic sanctions and other laws; changes in fiscal and tax policies, audits and examinations by taxing authorities, laws, regulations and guidance in the United States and foreign jurisdictions; any difficulties in enforcing and protecting the Company’s intellectual property rights; litigation, customer claims, voluntary or forced product recalls, governmental investigations, criminal liability or environmental matters including changes to laws and regulations to which the Company may be subject; and incremental costs, risks and regulations associated with efforts to combat the negative effects of climate change.

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

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies are required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but do not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the three and six months ended June 30, 2024 and 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

Pillar Two Framework

The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework, known as Pillar Two, provides guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The European Union (“EU”) member states have agreed to adopt these rules in two stages. The first component became effective on January 1, 2024, and the second component will become effective January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on a similar timeline. Certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework, while several other countries are expected to also implement similar legislation with varying effective dates in the future. When and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions. The Company has done a preliminary review of currently enacted legislation. The initial implementation did not have a material impact on the Company’s condensed consolidated financial statements during the three and six months ended June 30, 2024, and it is not currently expected to have a material impact on the Company’s operations, financial condition or cash flows in the future. However, the Company will continue to evaluate the potential impact of Pillar Two on the Company and its results as additional countries adopt legislation and issue individual guidance on their enacted legislation.

Results of Operations

Three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023

Net sales were $3,609.7 in the second quarter of 2024 compared to $3,053.9 in the second quarter of 2023, which represented an increase of 18% in U.S. dollars, 19% in constant currencies and 11% organically (excluding both currency and acquisition impacts), compared to the prior year period. The increase in net sales in the second quarter of 2024 was primarily driven by strong organic growth in the Communications Solutions segment and moderate organic growth in the Interconnect and Sensor Systems segment, along with contributions from the Company’s acquisition program, as described below. From an end market standpoint, the increase in net sales in the second quarter of 2024 relative to the prior year period was driven by strong organic growth in the information technology and data communications (“IT datacom”) and defense markets and moderate growth in the commercial aerospace, mobile devices, mobile networks and automotive markets, along with contributions from the Company’s acquisition program, partially offset by organic declines in the broadband communications and industrial markets.

Net sales were $6,866.0 in the first six months of 2024 compared to $6,028.0 in the first six months of 2023, which represented an increase of 14% in U.S. dollars, 15% in constant currencies and 9% organically (excluding both currency and acquisition impacts), compared to the prior year period. The increase in net sales in the first six months of 2024 was primarily driven by strong organic growth in the Communications Solutions segment and moderate organic growth in the Interconnect and Sensor Systems segment, along with contributions from the Company’s acquisition program, as described below. From an end market standpoint, the increase in net sales in the first six months of 2024 relative to the prior year period was driven by strong organic growth in the IT datacom, commercial aerospace, automotive and defense markets and moderate growth in the mobile devices market, along with contributions from the Company’s acquisition program, partially offset by organic declines in the broadband communications, mobile networks and industrial markets.

Net sales in the Harsh Environment Solutions segment (approximately 29% of net sales) in the second quarter of 2024 increased 18% in U.S. dollars, 18% in constant currencies and 1% organically, compared to the second quarter of 2023. The increase in the second quarter of 2024 was primarily driven by contributions from the Company’s acquisition program, along with strong organic growth in the defense and IT datacom markets and moderate growth in the commercial aerospace market, partially offset by organic declines in the industrial, automotive and mobile networks markets. Net sales in the Harsh Environment Solutions segment (approximately 29% of net sales) in the first six months of 2024 increased 13% in U.S. dollars, 13% in constant currencies and 2% organically, compared to the prior year period. The increase in the first six months of 2024 was primarily driven by contributions from the Company’s acquisition program, along with strong organic growth in the defense, commercial aerospace and IT datacom markets, partially offset by organic declines in the industrial, automotive and mobile networks markets.

Net sales in the Communications Solutions segment (approximately 40% of net sales) in the second quarter of 2024 increased 24% in U.S. dollars, 25% in constant currencies and 23% organically, compared to the second quarter of 2023. The increase in the second quarter of 2024 was primarily driven by strong organic growth in the IT datacom, automotive, and mobile networks markets and moderate growth in the mobile devices and industrial markets, along with contributions from the Company’s acquisition program, partially offset by an organic decline in the broadband communications market. Net sales in the Communications Solutions segment (approximately 39% of net sales) in the first six months of 2024 increased 18% in U.S. dollars, 19% in constant currencies and 17% organically, compared to the first six months of 2023. The increase in the first six months of 2024 was primarily driven by strong organic growth in the IT datacom and automotive markets and moderate growth in the mobile devices market, along with contributions from the Company’s acquisition program, partially offset by organic declines in the broadband communications, mobile networks, and industrial markets.

Net sales in the Interconnect and Sensor Systems segment (approximately 31% of net sales) in the second quarter of 2024 increased 12% in U.S. dollars, 13% in constant currencies and 7% organically, compared to the second quarter of 2023. The increase in the second quarter of 2024 was primarily driven by strong organic growth in the IT datacom market and moderate growth in the automotive market, along with contributions from the Company’s acquisition program, partially offset by organic declines in the industrial, defense and mobile networks markets. Net sales in the Interconnect and Sensor Systems segment (approximately 32% of net sales) in the first six months of 2024 increased 10% in U.S. dollars, 11% in constant currencies and 5% organically, compared to the first six months of 2023. The increase in the first six months of 2024 was primarily driven by contributions from the Company’s acquisition program, along with strong organic growth in the IT datacom market and moderate growth in the automotive market, partially offset by organic declines in the industrial, defense, and mobile networks markets.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

			Percentage Growth (relative to same prior year period) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Three Months Ended June 30,	2024	2023	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales by:
Segment:
Harsh Environment Solutions	$1,046.0	$888.9	18%	(1)%	18%	17%	1%
Communications Solutions	1,444.6	1,161.6	24%	(1)%	25%	2%	23%
Interconnect and Sensor Systems	1,119.1	1,003.4	12%	(1)%	13%	5%	7%
Consolidated	$3,609.7	$3,053.9	18%	(1)%	19%	8%	11%

Geography (6):
United States	$1,256.0	$1,097.0	14%	—%	14%	14%	—%
Foreign	2,353.7	1,956.9	20%	(1)%	22%	4%	18%
Consolidated	$3,609.7	$3,053.9	18%	(1)%	19%	8%	11%

Six Months Ended June 30,
Net sales by:
Segment:
Harsh Environment Solutions	$1,962.0	$1,743.1	13%	—%	13%	11%	2%
Communications Solutions	2,710.3	2,288.4	18%	(1)%	19%	2%	17%
Interconnect and Sensor Systems	2,193.7	1,996.5	10%	(1)%	11%	6%	5%
Consolidated	$6,866.0	$6,028.0	14%	(1)%	15%	6%	9%

Geography (6):
United States	$2,369.1	$2,149.3	10%	—%	10%	11%	(1)%
Foreign	4,496.9	3,878.7	16%	(1)%	17%	3%	14%
Consolidated	$6,866.0	$6,028.0	14%	(1)%	15%	6%	9%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the Notes to Condensed Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting period(s) compared to the same respective period(s) in the prior year. Such amount is calculated by subtracting net sales for the current reporting period(s) translated at average foreign currency exchange rates for the respective prior year period(s) from net sales for the current reporting period(s), taken as a percentage of the respective prior year period(s) net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 2.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The comparatively stronger U.S. dollar for the second quarter and first six months of 2024 had the effect of decreasing sales by approximately $26.7 and $44.1, respectively, relative to the comparable periods in 2023.

Selling, general and administrative expenses were $444.3, or 12.3% of net sales, and $848.4, or 12.4% of net sales, for the second quarter and first six months of 2024, respectively, compared to $367.8, or 12.0% of net sales, and $714.1, or 11.8% of net sales, for the second quarter and first six months of 2023, respectively. The increases in selling, general and administrative expenses as a percentage of net sales in the second quarter and first six months of 2024 were primarily driven by the effect of acquisitions, which currently have higher selling, general and administrative expenses as a percentage of net sales compared to the Company average. Administrative expenses represented approximately 4.9% of net sales for both the second quarter and first six months of 2024, and represented approximately 4.9% and 4.8% of net sales for the second quarter and first six months of 2023, respectively. Research and development expenses represented approximately 3.0% of net sales for both the second quarter and first six months of 2024, and represented approximately 2.8% of net sales for both the second quarter and first six months of 2023. Selling and marketing expenses represented approximately 4.3% and 4.5% of net sales for the second quarter and first six months of 2024, respectively, and represented approximately 4.4% and 4.3% of net sales for the second quarter and first six months of 2023, respectively.

Operating income was $698.8, or 19.4% of net sales, and $1,383.7, or 20.2% of net sales, for the second quarter and first six months of 2024, respectively, compared to $619.9, or 20.3% of net sales, and $1,211.6, or 20.1% of net sales, for the second quarter and first six months of 2023, respectively. Operating income for the second quarter and first six months of 2024 includes $70.0 of acquisition-related expenses (presented separately in the Condensed Consolidated Statements of Income), comprised primarily of external transaction costs associated with the 2024 Acquisitions, as well as the amortization related to the value associated with acquired backlog and certain non-cash purchase accounting costs resulting from the Carlisle Interconnect Technologies (“CIT”) acquisition. Operating income for the second quarter of 2023 included $4.0 of acquisition-related expenses (presented separately in the Condensed Consolidated Statements of Income) comprised of external transaction costs related to acquisitions. Operating income for the first six months of 2023 included $9.4 of acquisition-related expenses (presented separately in the Condensed Consolidated Statements of Income) comprised of the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in the first quarter of 2023, as well as the external transaction costs incurred in the second quarter of 2023. For the three and six months ended June 30, 2024, the acquisition-related expenses had the effect of decreasing net income by $59.9 in both periods, while for the three and six months ended June 30, 2023, the acquisition-related expenses had the effect of decreasing net income by $3.8 and $7.8, respectively, as shown in the tables below. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, each as defined in the “Non-GAAP Financial Measures” section below, were $768.8, or 21.3% of net sales, and $623.9, or 20.4% of net sales, for the three months ended June 30, 2024 and 2023, respectively. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin were $1,453.7, or 21.2% of net sales, and $1,221.0, or 20.3% of net sales, for the six months ended June 30, 2024 and 2023, respectively. The increases in Adjusted Operating Income and Adjusted Operating Margin for both the second quarter and first six months of 2024 relative to the comparable periods in 2023 was primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior twelve months that are currently operating below the average operating margin of the Company.

Operating income for the Harsh Environment Solutions segment for the second quarter and first six months of 2024 was $259.6, or 24.8% of net sales, and $504.1, or 25.7% of net sales, respectively, compared to $240.3, or 27.0% of net sales, and $466.6, or 26.8% of net sales, for the second quarter and first six months of 2023, respectively. The decreases in operating margin for the Harsh Environment Solutions segment for both the second quarter and first six months of 2024 relative to the comparable periods in 2023 were primarily driven by the negative impact on operating margin related to acquisitions completed within the prior twelve months, particularly CIT, that are currently operating below the average operating margin of the Company.

Operating income for the Communications Solutions segment for the second quarter and first six months of 2024 was $350.6, or 24.3% of net sales, and $636.8, or 23.5% of net sales, respectively, compared to $238.5, or 20.5% of net sales, and $469.1, or 20.5% of net sales, for the second quarter and first six months of 2023, respectively. The increases in operating margin for the Communications Solutions segment for both the second quarter and first six months of 2024 relative to the comparable periods in 2023 were primarily driven by strong operating performance on the higher sales volumes.

Operating income for the Interconnect and Sensor Systems segment for the second quarter and first six months of 2024 was $203.3, or 18.2% of net sales, and $398.7, or 18.2% of net sales, respectively, compared to $185.9, or 18.5% of net sales, and $364.7, or 18.3% of net sales, for the second quarter and first six months of 2023, respectively. The decreases in operating margin for the Interconnect and Sensor Systems segment for both the second quarter and first six months of 2024 relative to the comparable periods in 2023 were primarily driven by the negative impact on operating margin related to acquisitions completed within the prior twelve months that are currently operating below the average operating margin of the Company.

Interest expense for the second quarter and first six months of 2024 was $56.3 and $94.4, respectively, compared to $35.0 and $71.0 for the second quarter and first six months of 2023, respectively. The increases in interest expense for both the second quarter and first six months of 2024 were driven by higher average borrowing levels, primarily intended to fully or partially fund acquisitions, including the CIT acquisition, along with the higher interest rate environment.

Provision for income taxes for the second quarter and first six months of 2024 was at an effective tax rate of 20.4% and 18.5%, respectively. Provision for income taxes for the second quarter and first six months of 2023 was at an effective tax rate of 21.9% and 21.4%, respectively. For the second quarter and first six months of 2024 and 2023, the excess tax benefits resulting from stock option exercise activity, along with the tax effect of acquisition-related expenses incurred during each period, impacted the effective tax rate and earnings per share by the amounts noted in the tables below. For the first six months of 2024, the effective tax rate was further impacted by a discrete tax benefit related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position. For the second quarter and first six months of 2023, the effective tax rate was further impacted by the gain from the bargain purchase acquisition that closed in the second quarter of 2023, which impacted the effective tax rate and earnings per share by the amounts noted in the tables below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for both the three and six months ended June 30, 2024 and 2023 was 24.0%, as reconciled in the tables below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income attributable to Amphenol Corporation per common share - Diluted (“Diluted EPS”) were $524.8 and $0.41, respectively, for the second quarter of 2024, compared to $460.5 and $0.37, respectively, for the second quarter of 2023. Excluding the effect of the items listed in the tables below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $553.8 and $0.44, respectively, for the second quarter of 2024, compared to $447.0 and $0.36, respectively, for the second quarter of 2023. Net income attributable to Amphenol Corporation and Diluted EPS were $1,073.5 and $0.85, respectively, for the first six months of 2024, compared to $899.7 and $0.73, respectively, for the first six months of 2023. Excluding the effect of the items listed in the tables below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $1,054.2 and $0.84, respectively, for the first six months of 2024, compared to $873.1 and $0.71, respectively, for the first six months of 2023.

The following tables reconcile Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (each as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024					2023
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$698.8	19.4%	$524.8	20.4%	$0.41	$619.9	20.3%	$460.5	21.9%	$0.37
Acquisition-related expenses	70.0	1.9	59.9	(1.0)	0.05	4.0	0.1	3.8	(0.1)	—
Gain on bargain purchase acquisition	—	—	—	—	—	—	—	(5.4)	0.2	—
Excess tax benefits related to stock-based compensation	—	—	(30.9)	4.7	(0.02)	—	—	(11.9)	2.0	(0.01)
Adjusted (non-GAAP) (2)	$768.8	21.3%	$553.8	24.0%	$0.44	$623.9	20.4%	$447.0	24.0%	$0.36

	Six Months Ended June 30,
	2024					2023
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$1,383.7	20.2%	$1,073.5	18.5%	$0.85	$1,211.6	20.1%	$899.7	21.4%	$0.73
Acquisition-related expenses	70.0	1.0	59.9	(0.5)	0.05	9.4	0.2	7.8	(0.1)	0.01
Gain on bargain purchase acquisition	—	—	—	—	—	—	—	(5.4)	0.1	—
Excess tax benefits related to stock-based compensation	—	—	(60.6)	4.6	(0.05)	—	—	(29.0)	2.5	(0.02)
Discrete tax items	—	—	(18.6)	1.4	(0.01)	—	—	—	—	—
Adjusted (non-GAAP) (2)	$1,453.7	21.2%	$1,054.2	24.0%	$0.84	$1,221.0	20.3%	$873.1	24.0%	$0.71

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Liquidity and Capital Resources

Liquidity and Cash Requirements

As of June 30, 2024 and December 31, 2023, the Company had cash, cash equivalents and short-term investments of $1,302.2 and $1,660.2, respectively, with the majority of the Company’s cash, cash equivalents and short-term investments on hand located outside of the United States.

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

Cash Requirements from Known Contractual and Other Obligations

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, payments associated with the one-time tax on the deemed repatriation of all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries (“Transition Tax”), which is payable in annual installments until 2025, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, and other contractual obligations and commitments included in Item 7 of the 2023 Annual Report. The Company may also use cash to fund all or part of the cost of future acquisitions, as has been the case in recent years with the Company’s various acquisitions, including the recent acquisition of CIT in May 2024. The Company’s debt service requirements primarily consist of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility and Commercial Paper Programs (all as defined below). As of June 30, 2024 and December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of the first six months of 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the recent acquisition of CIT discussed later within this Item 2. Although all such borrowings were repaid before the end of the second quarter of 2024, the Company may make additional borrowings under any of its debt instruments in the future. As a result of increases in the federal funds rate by the U.S. Federal Reserve in recent years, the floating interest rates related to our U.S. Commercial Paper Program (as well as our Revolving Credit Facility, to the extent drawn upon in the future) have increased substantially, a trend that could continue through the remainder of 2024 and potentially beyond. To the extent that interest rates related to this floating rate debt increase further and the Company borrows under any of these floating interest rate instruments in the future, interest expense and interest payments would increase. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows for the remainder of 2024, there can be no assurance that interest rates will not change significantly from current levels.

Repatriation of Foreign Earnings and Related Income Taxes

The Company has previously indicated an intention to repatriate most of its pre-2024 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2024 foreign earnings. As of June 30, 2024, the Company has accrued the foreign and U.S. state and local taxes associated with the foreign earnings that it intends to repatriate. The Company intends to evaluate future earnings for repatriation, and will accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Company will pay the balance of the Transition Tax, net of applicable tax credits and deductions, in 2025, as permitted under the Tax Act.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2024 and 2023, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$1,263.6	$1,068.8
Net cash used in investing activities	(2,195.7)	(375.1)
Net cash provided by (used in) financing activities	743.4	(704.0)
Effect of exchange rate changes on cash and cash equivalents	(33.8)	(37.7)
Net decrease in cash and cash equivalents	$(222.5)	$(48.0)

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $1,263.6 in the first six months of 2024 compared to

$1,068.8 in the first six months of 2023. The increase in Operating Cash Flow for the first six months of 2024 compared to the first six months of 2023 is primarily due to the increase in net income.

In the first six months of 2024, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $69.8, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable of $141.9 and inventories of $23.5, and a decrease in accrued liabilities, including income taxes, of $14.9, partially offset by an increase in accounts payable of $115.5. In the first six months of 2023, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $57.7, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accounts payable of $203.2 and accrued liabilities, including income taxes, of $156.6, and an increase in prepaid expenses and other current assets of $19.3, partially offset by decreases in accounts receivable of $199.9 and inventories of $121.5.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at June 30, 2024 as compared to December 31, 2023. Accounts receivable increased $237.1 to $2,855.5, primarily due to the impact of the two acquisitions (the “2024 Acquisitions”) that closed during the second quarter of 2024, along with the higher sales in the second quarter of 2024 relative to the fourth quarter of 2023, partially offset by the effect of translation from exchange rate changes (“Translation”) at June 30, 2024 compared to December 31, 2023. Days sales outstanding at June 30, 2024 and December 31, 2023 were 69 days and 70 days, respectively. Inventories increased $231.7 to $2,398.8, primarily due to the impact of the 2024 Acquisitions, partially offset by Translation. Inventory days at June 30, 2024 and December 31, 2023 were 84 days and 85 days, respectively. Prepaid expenses and other current assets increased $25.7 to $415.3, primarily due to the impact of the 2024 Acquisitions. Property, plant and equipment, net, increased $219.3 to $1,534.0, primarily due to capital expenditures of $235.6 and the impact of the 2024 Acquisitions, partially offset by depreciation of $162.4 and Translation. Goodwill increased $1,169.4 to $8,261.8, primarily driven by goodwill recognized associated with the 2024 Acquisitions, in particular the CIT acquisition, partially offset by Translation. Other intangible assets, net, increased $473.9 to $1,308.7, primarily due to the recognition of certain intangible assets related to the 2024 Acquisitions, partially offset by the amortization associated with the Company’s current intangible assets as well as measurement period adjustments related to certain intangible assets associated with acquisitions that closed late in 2023. Other long-term assets increased $61.3 to $510.5, primarily due to an increase in operating lease right-of-use assets resulting from new and renewed lease agreements entered into during the first six months of 2024 as well as acquired leases resulting from acquisitions. Accounts payable increased $170.5 to $1,521.4, primarily due to increased purchasing activity related to the higher sales levels in the second quarter of 2024 relative to the fourth quarter of 2023, along with the impact of the 2024 Acquisitions, partially offset by Translation. Payable days at June 30, 2024 and December 31, 2023 were 56 days and 55 days, respectively. Total accrued expenses, including accrued income taxes, increased $82.3 to $1,530.3, primarily as a result of the impact of the 2024 Acquisitions and an increase in various other accrued expenses, partially offset by a decrease in accrued income taxes and Translation. Other long-term liabilities, including deferred tax liabilities, increased $83.1 to $903.8, primarily as a result of an increase in deferred tax liabilities resulting from the 2024 Acquisitions.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the six months ended June 30, 2024 and 2023. The increase in Free Cash Flow was driven by an increase in Operating Cash Flow, as described above, partially offset by an increase in capital expenditures:

	Six Months Ended June 30,
	2024	2023
Operating Cash Flow (GAAP)	$1,263.6	$1,068.8
Capital expenditures (GAAP)	(235.6)	(193.1)
Proceeds from disposals of property, plant and equipment (GAAP)	5.4	1.6
Free Cash Flow (non-GAAP)	$1,033.4	$877.3

Investing Activities

Cash flows from investing activities primarily consist of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities was $2,195.7 in the first six months of 2024, compared to $375.1 in the first six months of 2023. In the first six months of 2024, net cash used in investing activities was primarily driven by the use of $2,099.8 to fund acquisitions and capital expenditures (net of disposals) of $230.2, partially offset by net sales and maturities of short-term investments of $132.4. In the first six months of 2023, net cash used in investing activities was primarily driven by capital expenditures (net of disposals) of $191.5, the use of $113.2 to fund acquisitions, and net purchases of short- and long-term investments of $75.4.

Financing Activities

Cash flows from financing activities primarily consist of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash provided by financing activities was $743.4 in the first six months of 2024, compared to net cash used in financing activities of $704.0 in the first six months of 2023. In the first six months of 2024, net cash provided by financing activities was primarily driven by (i) net cash proceeds from borrowings of $1,500.1, primarily related to the issuance of the New Senior Notes (as defined below), and (ii) cash proceeds of $234.7 from the exercise of stock options, partially offset by (a) debt repayments of $351.8, primarily related to the redemption of the 3.20% Senior Notes in the second quarter of 2024, (b) repurchases of the Company’s Common Stock of $344.2, (c) dividend payments of $263.8, (d) distributions to and purchases of noncontrolling interests of $17.5, and (e) payments of $14.7 related to debt financing costs associated with the Company’s amended and restated revolving credit facility in March 2024 as well as the issuances of the New Senior Notes in April 2024, as discussed further below. In the first six months of 2023, net cash used in financing activities was primarily driven by (i) net repayments of $632.6 related to the Company’s commercial paper programs, primarily the U.S. Commercial Paper Program, (ii) repurchases of the Company’s Common Stock of $320.5, (iii) dividend payments of $249.9, (iv) other debt repayments of $7.1 related to other long-term debt, (v) distributions to and purchases of noncontrolling interests of $6.5, and (vi) payments of $2.3 related to debt financing costs associated with the March 2023 issuance of the 2026 Senior Notes (as defined below), partially offset by (a) net cash proceeds from borrowings of $351.8, primarily related to the issuance of the 2026 Senior Notes, and (b) cash proceeds of $163.1 from the exercise of stock options.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of the Commercial Paper Programs, the Revolving Credit Facility, and senior notes as part of its overall cash management strategy.

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date it was amended and restated. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility then in effect. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On June 30, 2024, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “Term Loan”). The Term Loan matured on April 19, 2024 without the Company drawing upon it throughout its term.

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of June 30, 2024, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of the first six months of 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the recent acquisition of CIT. Before the end of the second quarter of 2024, the Company repaid all of its USCP Notes then outstanding. As of June 30, 2024 and December 31, 2023, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during the first six months of 2024, and, as of June 30, 2024 and December 31, 2023, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of June 30, 2024, the authorization from the Board limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of June 30, 2024, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$400.0	2.050%	March 2025
350.0	4.750%	March 2026
450.0	5.050%	April 2027
450.0	5.050%	April 2029
500.0	4.350%	June 2029
900.0	2.80%	February 2030
750.0	2.200%	September 2031
600.0	5.250%	April 2034

€500.0	0.750%	May 2026 (Euro Notes)
500.0	2.00%	October 2028 (Euro Notes)

On April 5, 2024, the Company issued three series of unsecured senior notes (collectively, the “New Senior Notes”): (i) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 at 99.887% of face value (the “2027 Senior Notes”), (ii) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2029 at 99.900% of face value (the “2029 Senior Notes”) and (iii) $600.0 aggregate principal amount of unsecured 5.250% Senior Notes due April 5, 2034 at 99.900% of face value (the “2034 Senior Notes”). The Company used net proceeds from the New Senior Notes, together with a combination of cash on hand and borrowings under the U.S. Commercial Paper Program, to fund the cash consideration for the CIT acquisition in May 2024, as discussed in further detail in Note 11 of the accompanying Notes to Condensed Consolidated Financial Statements herein, along with the fees and expenses related thereto.

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

The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On June 30, 2024, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three months ended June 30, 2024, the Company repurchased 1.8 million shares of its Common Stock for $118.6 under the 2024 Stock Repurchase Program. All of the repurchased shares under the 2024 Stock Repurchase Program during the three months ended June 30, 2024 have been retired by the Company. From July 1, 2024 to July 23, 2024, the Company repurchased 0.6 million additional shares of its Common Stock for $39.9, and, as of July 24, 2024, the Company has remaining authorization to purchase up to $1,841.6 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the three and six months ended June 30, 2024, the Company repurchased 1.3 million and 4.1 million shares of its Common Stock for $71.8 and $225.6, respectively, under the 2021 Stock Repurchase Program, which were the final repurchases under the 2021 Stock Repurchase Program. All of the repurchased shares under the 2021 Stock Repurchase Program during the first six months of 2024 have been retired by the Company. During the three and six months ended June 30, 2023, the Company repurchased 4.0 million and 8.2 million shares of its Common Stock for $153.6 and $320.5, respectively, under the 2021 Stock Repurchase Program. All of the repurchased shares during the first six months of 2023 were retired by the Company.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends declared per share	$0.11	$0.105	$0.22	$0.21

Dividends declared	$132.4	$125.1	$264.5	$250.0
Dividends paid (including those declared in the prior year)	132.1	125.0	263.8	249.9

On October 24, 2023, the Board approved an increase to the Company’s quarterly dividend rate from $0.105 per share to $0.11 per share, effective with dividends declared in the fourth quarter of 2023, and on July 23, 2024, the Board approved an additional increase to the Company’s quarterly dividend rate from $0.11 per share to $0.165 per share, effective with dividends declared in the third quarter of 2024, contingent upon declaration by the Board.

Acquisitions

During the three and six months ended June 30, 2024, the Company completed two acquisitions, including the acquisition of CIT (collectively, the “2024 Acquisitions”), for approximately $2,099.8, net of cash acquired. Both acquisitions have been included in the Harsh Environment Solutions segment. The 2024 Acquisitions were each funded using cash on hand, proceeds from the New Senior Notes or borrowings under the U.S. Commercial Paper Program, or a combination thereof. The 2024 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

On May 21, 2024, the Company completed the acquisition of CIT for approximately $1,995.3, net of cash acquired and subject to customary post-closing adjustments. The Company funded the CIT acquisition through a combination of net proceeds from the New Senior Notes, as discussed earlier in this Item 2, together with borrowings under the U.S. Commercial Paper Program and cash on hand. CIT, headquartered in St. Augustine, FL, is a leading global supplier of harsh environment interconnect solutions, primarily to the commercial aerospace, defense and industrial end markets. CIT’s wide range of products include wire and cable, cable assemblies, contacts, connectors and sensors, which management believes are highly complementary to Amphenol’s existing interconnect and sensor solutions. CIT has been included in the Harsh Environment Solutions segment.

During the year ended December 31, 2023, the Company completed 10 acquisitions (the “2023 Acquisitions”) for approximately $970.4, net of cash acquired. Five of the acquisitions have been included in the Harsh Environment Solutions segment, three acquisitions have been included in the Interconnect and Sensor Systems segment, and two acquisitions have been included in the Communications Solutions segment. The 2023 Acquisitions were each funded using cash on hand or borrowings under our Commercial Paper Programs, or a combination thereof. One of the 2023 Acquisitions, which closed in the second quarter of 2023, represented a bargain purchase, where the estimated fair value of assets acquired, net of liabilities assumed, exceeded the purchase price. The Company recognized a non-cash gain of $5.4 on the bargain purchase acquisition during the three and six months ended June 30, 2023, which was recorded separately in the Company’s Consolidated Statements of Income. The 2023 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

During the three and six months ended June 30, 2024, the Company incurred $70.0 ($59.9 after-tax) of acquisition-related expenses, comprised primarily of external transaction costs associated with the 2024 Acquisitions, as well as the amortization related to the value associated with acquired backlog and certain non-cash purchase accounting costs resulting from the CIT acquisition. During the three months ended June 30, 2023, the Company incurred $4.0 ($3.8 after-tax) of acquisition-related expenses, comprised of external transaction costs related to acquisitions. During the six months ended June 30, 2023, the Company incurred $9.4 ($7.8 after-tax) of acquisition-related expenses, comprised of the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in the first quarter of 2023, as well as the external transaction costs incurred in the second quarter of 2023. During the year ended December 31, 2023, the Company incurred $34.6 ($30.2 after-tax) of acquisition-related expenses, comprised primarily of external transaction costs associated with the 2023 Acquisitions, as well as the amortization related to the value associated with acquired backlog resulting from three of the 2023 Acquisitions.

Subsequent Events

On July 18, 2024, the Company entered into a Purchase Agreement by and between the Company and CommScope Holding Company, Inc. (“CommScope”), to acquire CommScope’s mobile networks-related businesses, specifically the Outdoor Wireless Networks segment and the Distributed Antenna Systems business (collectively, the “Mobile Networks Business”), for an aggregate purchase price of approximately $2,100 in cash, subject to customary post-closing adjustments. The acquisition is expected to be completed in the first half of 2025, subject to the receipt of certain regulatory approvals and satisfaction of other customary closing conditions. The Company expects to finance this acquisition through a combination of cash on hand and debt. The Mobile Networks Business provides mobile networks solutions, with advanced technologies in the areas of base station antennas and related interconnect solutions, as well as distributed antenna systems. The Mobile Networks Business’s wide range of products add advanced antenna and associated interconnect products, technologies and capabilities, which management believes are highly complementary to Amphenol’s existing product portfolio for next-generation wireless networks. If and when the acquisition is consummated, the Company expects to report the Mobile Networks Business within its Communications Solutions segment.

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three and six months ended June 30, 2024 and 2023 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

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

The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt. The Company currently has various fixed rate senior notes outstanding, in both the United States and Europe, with various maturity dates, the most recent of which were issued in April 2024. In addition, any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of June 30, 2024 and December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of the first six months of 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the recent acquisition of the Carlisle Interconnect Technologies (“CIT”) business discussed further in Note 11 of the Notes to Condensed Consolidated Financial Statements. Although all such borrowings were repaid before the end of the second quarter of 2024, the Company may make additional borrowings under any of its debt instruments from time to time. As a result of increases in the federal funds rate by the U.S. Federal Reserve in recent years, the floating interest rates related to our U.S. Commercial Paper Program (as well as our Revolving Credit Facility, to the extent drawn upon in the future) have increased substantially, a trend that could continue through the remainder of 2024 and potentially beyond. To the extent that interest rates related to this floating rate debt increase further and the Company borrows under any of these floating interest rate instruments in the future, interest expense and interest payments would increase. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows for the remainder of 2024, there can be no assurance that interest rates will not change significantly from current levels.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On April 23, 2024, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three months ended June 30, 2024, the Company repurchased 1.8 million shares of its Common Stock for $118.6 million under the 2024 Stock Repurchase Program. All of the repurchased shares under the 2024 Stock Repurchase Program during the three months ended June 30, 2024 have been retired by the Company. From July 1, 2024 to July 23, 2024, the Company repurchased 0.6 million additional shares of its Common Stock for $39.9 million, and, as of July 24, 2024, the Company has remaining authorization to purchase up to $1,841.6 million of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company could purchase up to $2.0 billion of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the three months ended June 30, 2024, the Company repurchased 1.3 million shares of its Common Stock for $71.8 million under the 2021 Stock Repurchase Program, which were the final repurchases under the 2021 Stock Repurchase Program. All of the repurchased shares under the 2021 Stock Repurchase Program during the three months ended June 30, 2024 have been retired by the Company.

The table below reflects the Company’s stock repurchases for the three months ended June 30, 2024, adjusted to give effect to the two-for-one stock split, which is discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
April 1 to April 30, 2024	1,258,570	$57.07	1,258,570	$2,000.0
May 1 to May 31, 2024	1,062,200	64.37	1,062,200	1,931.6
June 1 to June 30, 2024	748,070	67.12	748,070	$1,881.4
Total	3,068,840	$62.05	3,068,840

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

Trading Arrangements

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.   Exhibits

3.1	Restated Certificate of Incorporation of Amphenol Corporation, dated May 19, 2021 (filed as Exhibit 3.1 to the June 30, 2021 Form 10-Q).*
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Amphenol Corporation, dated May 16, 2024 (filed as Exhibit 3.1 to the Form 8-K filed on May 16, 2024).*
3.3	Amphenol Corporation, Fifth Amended and Restated By-laws dated August 3, 2023 (filed as Exhibit 3.1 to the Form 8-K filed on August 4, 2023).*
4.1	Indenture, dated as of November 5, 2009, between Amphenol Corporation and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Form 8-K filed on November 5, 2009).*
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

10.18	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 Form 10-K).†*
10.19	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 Form 10-K).†*
10.20	Amphenol Corporation Form of Director Phantom Stock Award Agreement (filed as Exhibit 10.22 to the June 30, 2023 Form 10-Q).†*
10.21

The 2024 Restricted Stock Plan for Directors of Amphenol Corporation (filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A for its 2024 Annual Meeting of Stockholders, filed on April 8, 2024).†*

10.22

2024 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement (filed as Exhibit A of Annex A to the Company’s Definitive Proxy Statement on Schedule 14A for its 2024 Annual Meeting of Stockholders, filed on April 8, 2024).†*

10.23	2024 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.24 to the December 31, 2023 Form 10-K).†*
10.24

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

Date: July 26, 2024