Form 10-Q
period 2024-09-30
AMPHENOL CORP /DE/
filed 2024-10-25
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 OR

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

As of October 22, 2024, the total number of shares outstanding of the Registrant’s Class A Common Stock was 1,205,612,909.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,563.0	$1,475.0
Short-term investments	20.3	185.2
Total cash, cash equivalents and short-term investments	1,583.3	1,660.2
Accounts receivable, less allowance for doubtful accounts of $67.9 and $68.4, respectively	3,130.3	2,618.4
Inventories	2,578.8	2,167.1
Prepaid expenses and other current assets	480.4	389.6
Total current assets	7,772.8	6,835.3

Property, plant and equipment, less accumulated depreciation of $2,479.0 and $2,261.8, respectively	1,670.9	1,314.7
Goodwill	8,352.1	7,092.4
Other intangible assets, net	1,247.0	834.8
Other long-term assets	542.8	449.2
Total Assets	$19,585.6	$16,526.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$1,763.0	$1,350.9
Accrued salaries, wages and employee benefits	480.2	412.8
Accrued income taxes	124.4	166.0
Accrued dividends	198.9	131.7
Other accrued expenses	932.1	737.5
Current portion of long-term debt	403.1	353.8
Total current liabilities	3,901.7	3,152.7

Long-term debt, less current portion	5,081.0	3,983.5
Accrued pension and postretirement benefit obligations	147.4	143.0
Deferred income taxes	439.7	367.0
Other long-term liabilities	489.0	453.7
Total Liabilities	10,058.8	8,099.9

Redeemable noncontrolling interests	20.7	30.7

Equity:
Common stock	1.2	1.2
Additional paid-in capital	3,457.6	3,100.6
Retained earnings	6,750.5	5,921.1
Treasury stock, at cost	(236.9)	(142.8)
Accumulated other comprehensive loss	(519.9)	(533.6)
Total stockholders’ equity attributable to Amphenol Corporation	9,452.5	8,346.5

Noncontrolling interests	53.6	49.3
Total Equity	9,506.1	8,395.8
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$19,585.6	$16,526.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$4,038.8	$3,199.2	$10,904.9	$9,227.2
Cost of sales	2,681.9	2,150.7	7,245.9	6,243.5
Gross profit	1,356.9	1,048.5	3,659.0	2,983.7
Acquisition-related expenses	45.4	9.0	115.4	18.4
Selling, general and administrative expenses	492.0	381.6	1,340.4	1,095.7
Operating income	819.5	657.9	2,203.2	1,869.6

Interest expense	(55.7)	(33.6)	(150.1)	(104.5)
Gain on bargain purchase acquisition	—	—	—	5.4
Other income (expense), net	11.2	9.2	48.5	18.9
Income before income taxes	775.0	633.5	2,101.6	1,789.4
Provision for income taxes	(166.1)	(115.2)	(412.0)	(363.0)
Net income	608.9	518.3	1,689.6	1,426.4
Less: Net income attributable to noncontrolling interests	(4.5)	(4.4)	(11.8)	(12.8)
Net income attributable to Amphenol Corporation	$604.4	$513.9	$1,677.8	$1,413.6

Net income attributable to Amphenol Corporation per common share — Basic	$0.50	$0.43	$1.40	$1.19

Weighted average common shares outstanding — Basic	1,204.9	1,195.4	1,202.4	1,191.8

Net income attributable to Amphenol Corporation per common share — Diluted	$0.48	$0.41	$1.33	$1.14

Weighted average common shares outstanding — Diluted	1,265.5	1,244.1	1,262.1	1,240.1

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$608.9	$518.3	$1,689.6	$1,426.4

Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	129.9	(66.4)	12.1	(127.7)
Pension and postretirement benefit plan adjustment, net of tax of ($0.2) and ($0.7) for 2024, and ($0.2) and ($0.6) for 2023, respectively	0.8	0.7	2.3	2.0
Total other comprehensive income (loss), net of tax	130.7	(65.7)	14.4	(125.7)

Total comprehensive income	739.6	452.6	1,704.0	1,300.7

Less: Comprehensive income attributable to noncontrolling interests	(6.6)	(4.1)	(12.5)	(10.0)

Comprehensive income attributable to Amphenol Corporation	$733.0	$448.5	$1,691.5	$1,290.7

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2024	2023
Cash from operating activities:
Net income	$1,689.6	$1,426.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	428.7	291.4
Stock-based compensation expense	79.9	72.4
Deferred income tax benefit	(33.6)	(7.1)
Gain on bargain purchase acquisition	—	(5.4)
Net change in components of working capital	(197.6)	(81.2)
Net change in other long-term assets and liabilities	0.6	(9.6)
Net cash provided by operating activities	1,967.6	1,686.9

Cash from investing activities:
Capital expenditures	(465.6)	(267.8)
Proceeds from disposals of property, plant and equipment	7.1	2.1
Purchases of investments	(20.7)	(218.8)
Sales and maturities of investments	181.7	67.8
Acquisitions, net of cash acquired	(2,099.8)	(292.6)
Other, net	(0.9)	4.9
Net cash used in investing activities	(2,398.2)	(704.4)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	1,500.1	354.0
Repayments of senior notes and other long-term debt	(353.7)	(10.3)
(Repayments) borrowings under commercial paper programs, net	—	(632.6)
Payment of costs related to debt financing	(14.7)	(2.3)
Payment of deferred purchase price related to acquisitions	—	(1.5)
Purchase of treasury stock	(520.4)	(469.8)
Proceeds from exercise of stock options	320.3	323.1
Distributions to and purchases of noncontrolling interests	(20.8)	(8.0)
Dividend payments	(396.2)	(375.0)
Other, net	1.2	—
Net cash provided by (used in) financing activities	515.8	(822.4)

Effect of exchange rate changes on cash and cash equivalents	2.8	(51.7)

Net increase in cash and cash equivalents	88.0	108.4
Cash and cash equivalents balance, beginning of period	1,475.0	1,373.1

Cash and cash equivalents balance, end of period	$1,563.0	$1,481.5

Cash paid for:
Interest	$112.6	$89.1
Income taxes, net	516.0	423.8

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts included in the following Notes to Condensed Consolidated Financial Statements

are presented in millions, except share and per share data, unless otherwise noted)

Note 1—Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, and the related Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2024 and 2023 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The intent of ASU 2023-09 is to improve the disclosures around a company’s rate reconciliation information and certain types of income taxes companies are required to pay. Specifically, these new disclosure requirements will provide more transparency regarding income taxes companies pay in the United States and other countries, along with more disclosure around a company’s rate reconciliation, among other new disclosure requirements, such that users of financial statements can get better information about how the operations, related tax risks, tax planning and operational opportunities of companies affect their effective tax rates and future cash flow prospects. ASU 2023-09 is effective for annual fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments under ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. While it continues to evaluate ASU 2023-09 and its disclosure requirements, the Company does not currently believe that its adoption will have a material impact on its consolidated financial statements.

Note 3—Inventories

Inventories consist of:

	September 30,	December 31,
	2024	2023
Raw materials and supplies	$1,130.8	$964.7
Work in process	710.0	562.3
Finished goods	738.0	640.1
	$2,578.8	$2,167.1

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	September 30, 2024		December 31, 2023
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	—	—	—	—
Euro Commercial Paper Program	—	—	—	—
Term Loan Credit Facility	—	—	—	—
3.20% Senior Notes due April 2024	—	—	350.0	348.4
2.050% Senior Notes due March 2025	399.9	396.6	399.8	386.8
4.750% Senior Notes due March 2026	349.4	352.6	349.1	350.6
0.750% Euro Senior Notes due May 2026	556.6	539.0	551.7	523.4
5.050% Senior Notes due April 2027	449.6	460.6	—	—
2.000% Euro Senior Notes due October 2028	556.1	543.7	551.4	531.4
5.050% Senior Notes due April 2029	449.6	464.4	—	—
4.350% Senior Notes due June 2029	499.8	503.8	499.8	497.2
2.800% Senior Notes due February 2030	899.6	833.4	899.6	817.6
2.200% Senior Notes due September 2031	748.1	646.6	747.9	629.9
5.250% Senior Notes due April 2034	599.4	626.3	—	—
Other debt	6.5	6.5	9.5	9.5
Less: unamortized deferred debt issuance costs	(30.5)	—	(21.5)	—
Total debt	5,484.1	5,373.5	4,337.3	4,094.8
Less: current portion	403.1	399.8	353.8	352.2
Total long-term debt	$5,081.0	$4,973.7	$3,983.5	$3,742.6

Revolving Credit Facility

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date it was amended and restated. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of September 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility then in effect. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value, primarily due to their market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On September 30, 2024, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Term Loan Credit Facility

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “Term Loan”). The Term Loan matured on April 19, 2024 without the Company drawing upon it throughout its term.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. The maturities of the USCP Notes vary but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of September 30, 2024, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of the first nine months of 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of the Carlisle Interconnect Technologies (“CIT”) business in May 2024, as discussed further in Note 11 herein. Before the end of the third quarter of 2024, the Company repaid all of its USCP Notes then outstanding. As of September 30, 2024 and December 31, 2023, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during the first nine months of 2024, and, as of September 30, 2024 and December 31, 2023, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of September 30, 2024, the authorization from the Board limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. Any outstanding Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, primarily due to its market interest rates, and is classified as Level 2 in the fair value hierarchy (Note 5).

U.S. Senior Notes

On April 5, 2024, the Company issued three series of unsecured senior notes (collectively, the “New Senior Notes”): (i) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 at 99.887% of face value (the “2027 Senior Notes”), (ii) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2029 at 99.900% of face value (the “2029 Senior Notes”) and (iii) $600.0 aggregate principal amount of unsecured 5.250% Senior Notes due April 5, 2034 at 99.900% of face value (the “2034 Senior Notes”). The New Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Euro Notes. Interest on the New Senior Notes is payable semiannually on April 5 and October 5 of each year, commencing on October 5, 2024. Prior to March 5, 2027, the Company may redeem, from time to time, some or all of the 2027 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to March 5, 2029, the Company may redeem, from time to time, some or all of the 2029 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to January 5, 2034, the Company may redeem, from time to time, some or all of the 2034 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. On or after such dates, the Company may redeem, from time to time, some or all of the respective series of the New Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. The Company used net proceeds from the New Senior Notes, together with a combination of cash on hand and borrowings under the U.S. Commercial Paper Program, to fund the cash consideration for the CIT acquisition in May 2024, as discussed in further detail in Note 11 herein, along with the fees and expenses related thereto. During the nine months ended September 30, 2024, the Company incurred $11.7 of debt financing costs associated with the issuance of the New Senior Notes.

On April 1, 2024, the Company used cash on hand to repay the $350.0 aggregate principal amount of unsecured 3.20% Senior Notes due April 1, 2024 upon maturity.

On March 30, 2023, the Company issued $350.0 aggregate principal amount of unsecured 4.750% Senior Notes due March 30, 2026 at 99.658% of face value (the “2026 Senior Notes”). The 2026 Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Euro Notes. Interest on the 2026 Senior Notes is payable semiannually on March 30 and September 30 of each year. The Company may redeem, from time to time at its option, some or all of the 2026 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, plus a make-whole premium. The Company used the net proceeds from the 2026 Senior Notes to repay certain outstanding borrowings under the U.S. Commercial Paper Program.

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

The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On September 30, 2024, the Company was in compliance with all requirements under its Senior Notes.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards as of September 30, 2024 and December 31, 2023 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
September 30, 2024:
Short-term investments	$20.3	$—	$20.3	$—
Long-term investments	1.3	—	1.3	—
Forward contracts	2.6	—	2.6	—
Redeemable noncontrolling interests	(20.7)	—	—	(20.7)
Total	$3.5	$—	$24.2	$(20.7)

December 31, 2023:
Short-term investments	$185.2	$—	$185.2	$—
Long-term investments	0.4	—	0.4	—
Forward contracts	(0.5)	—	(0.5)	—
Redeemable noncontrolling interests	(30.7)	—	—	(30.7)
Total	$154.4	$—	$185.1	$(30.7)

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of September 30, 2024 and December 31, 2023, the Company had no outstanding foreign exchange forward contracts accounted for as either net investment hedges or cash flow hedges. As of September 30, 2024 and December 31, 2023, the fair value of such foreign exchange forward contracts in the table above consisted of various outstanding foreign exchange forward contracts that are not designated as hedging instruments. During the three and nine months ended September 30, 2024 and 2023, the amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts, as well as the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Condensed Consolidated Statements of Income, were not material. The fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interests recorded on the accompanying Condensed Consolidated Balance Sheets relate to recent acquisitions, which, based on the terms of the respective acquisition agreements, will remain in temporary equity until the applicable put option is either fully exercised or expires. During the second quarter of 2024, in accordance with the terms of the agreement, the noncontrolling option holders exercised their put option, requiring the Company to acquire a portion of the redeemable noncontrolling interests then outstanding. The redemption value of the redeemable noncontrolling interests is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable noncontrolling interests currently outstanding, approximate fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy and is recorded as Redeemable noncontrolling interests on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. Refer to Note 7 herein for a rollforward of the Redeemable noncontrolling interests for the three and nine months ended September 30, 2024 and 2023.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6—Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Provision for income taxes	$(166.1)	$(115.2)	$(412.0)	$(363.0)
Effective tax rate	21.4%	18.2%	19.6%	20.3%

For the three months ended September 30, 2024 and 2023, stock option exercise activity had the impact of decreasing our Provision for income taxes by $21.4 and $38.3, respectively, and decreasing our effective tax rate by approximately 280 basis points and 600 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. For the nine months ended September 30, 2024 and 2023, stock option exercise activity had the impact of decreasing our Provision for income taxes by $82.0 and $67.3, respectively, and decreasing our effective tax rate by approximately 390 basis points and 380 basis points, respectively. Acquisition-related expenses, as discussed in further detail in Note 11 herein, had the aggregate impact of increasing our effective tax rate by approximately 20 basis points and 40 basis points for the three and nine months ended September 30, 2024, respectively, and approximately 20 basis points and 10 basis points for the three and nine months ended September 30, 2023, respectively. In addition, for the nine months ended September 30, 2024, a discrete tax benefit of $18.6, related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, had the effect of decreasing our effective tax rate by approximately 90 basis points, while for the nine months ended September 30, 2023, the gain associated with the bargain purchase acquisition that closed in the second quarter of 2023, as discussed in Note 11 herein, had the effect of decreasing our effective tax rate by approximately 10 basis points.

The United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”) in December 2017. As a result, in 2017, the Company recorded a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. The Company paid its seventh annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2024, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, in 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2024, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $213.0. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next 12-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $23.4.

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies are required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but do not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the three and nine months ended September 30, 2024 and 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

Note 7—Stockholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the three months ended September 30, 2024 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of June 30, 2024	1,205.6	$1.2	(1.8)	$(73.8)	$3,349.2	$6,352.0	$(648.5)	$50.5	$9,030.6	$19.9
Net income						604.4		4.1	608.5	0.4
Other comprehensive income (loss)							128.6	1.7	130.3	0.4
Capital contributions from noncontrolling interests								0.4	0.4
Purchase of noncontrolling interests					(0.2)			(0.1)	(0.3)	—
Distributions to shareholders of noncontrolling interests								(3.0)	(3.0)
Purchase of treasury stock			(2.7)	(176.2)					(176.2)
Retirement of treasury stock	—	—	—	—		—			—
Stock options exercised	3.9	—	0.3	13.1	79.1	(7.0)			85.2
Dividends declared ($0.165 per common share)						(198.9)			(198.9)
Stock-based compensation expense					29.5				29.5
Balance as of September 30, 2024	1,209.5	$1.2	(4.2)	$(236.9)	$3,457.6	$6,750.5	$(519.9)	$53.6	$9,506.1	$20.7
(1) Excludes redeemable noncontrolling interests.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the nine months ended September 30, 2024 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of December 31, 2023	1,201.3	$1.2	(3.5)	$(142.8)	$3,100.6	$5,921.1	$(533.6)	$49.3	$8,395.8	$30.7
Net income						1,677.8		10.7	1,688.5	1.1
Other comprehensive income (loss)							13.7	0.6	14.3	0.1
Capital contributions from noncontrolling interests								1.5	1.5
Purchase of noncontrolling interests					(1.1)			(0.1)	(1.2)	(11.2)
Distributions to shareholders of noncontrolling interests								(8.4)	(8.4)
Purchase of treasury stock			(8.6)	(520.4)					(520.4)
Retirement of treasury stock	(5.9)	—	5.9	344.2		(344.2)			—
Stock options exercised	14.1	—	2.0	82.1	278.2	(40.8)			319.5
Dividends declared ($0.385 per common share)						(463.4)			(463.4)
Stock-based compensation expense					79.9				79.9
Balance as of September 30, 2024	1,209.5	$1.2	(4.2)	$(236.9)	$3,457.6	$6,750.5	$(519.9)	$53.6	$9,506.1	$20.7

(1) Excludes redeemable noncontrolling interests.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the three months ended September 30, 2023 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of June 30, 2023	1,193.4	$1.2	(1.5)	$(49.6)	$2,859.8	$5,294.8	$(592.5)	$57.2	$7,570.9	$21.4
Net income						513.9		4.0	517.9	0.4
Other comprehensive income (loss)							(65.4)	(0.3)	(65.7)	—
Acquisitions resulting in noncontrolling interests								0.2	0.2
Distributions to shareholders of noncontrolling interests								(1.4)	(1.4)
Purchase of treasury stock			(3.5)	(149.3)					(149.3)
Retirement of treasury stock	—	—	—	—		—			—
Stock options exercised	7.2	—	0.9	28.3	127.7	(13.4)			142.6
Dividends declared ($0.105 per common share)						(125.6)			(125.6)
Stock-based compensation expense					26.9				26.9
Balance as of September 30, 2023	1,200.6	$1.2	(4.1)	$(170.6)	$3,014.4	$5,669.7	$(657.9)	$59.7	$7,916.5	$21.8
(1) Excludes redeemable noncontrolling interests.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the nine months ended September 30, 2023 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of December 31, 2022	1,192.0	$1.2	(2.4)	$(79.8)	$2,649.8	$4,979.4	$(535.0)	$57.9	$7,073.5	$20.6
Net income						1,413.6		11.6	1,425.2	1.2
Other comprehensive income (loss)							(122.9)	(2.8)	(125.7)	—
Acquisitions resulting in noncontrolling interests								1.0	1.0
Distributions to shareholders of noncontrolling interests								(8.0)	(8.0)
Purchase of treasury stock			(11.7)	(469.8)					(469.8)
Retirement of treasury stock	(8.2)	—	8.2	320.5		(320.5)			—
Stock options exercised	16.8	—	1.8	58.5	292.2	(27.1)			323.6
Dividends declared ($0.315 per common share)						(375.7)			(375.7)
Stock-based compensation expense					72.4				72.4
Balance as of September 30, 2023	1,200.6	$1.2	(4.1)	$(170.6)	$3,014.4	$5,669.7	$(657.9)	$59.7	$7,916.5	$21.8

(1) Excludes redeemable noncontrolling interests.

Stock Repurchase Programs

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three and nine months ended September 30, 2024, the Company repurchased 2.7 million and 4.5 million shares of its Common Stock for $176.2 and $294.8, respectively, under the 2024 Stock Repurchase Program. Of the total repurchases made during the nine months ended September 30, 2024 under the 2024 Stock Repurchase Program, 1.8 million shares, or $118.6, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From October 1, 2024 to October 22, 2024, the Company repurchased 0.6 million additional shares of its Common Stock for $35.8, and, as of October 23, 2024, the Company has remaining authorization to purchase up to $1,669.4 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the nine months ended September 30, 2024, the Company repurchased 4.1 million shares of its Common Stock for $225.6 under the 2021 Stock Repurchase Program, which were the final repurchases under the 2021 Stock Repurchase Program. All of the repurchased shares under the 2021 Stock Repurchase Program during the first nine months of 2024 have been retired by the Company. During the three and nine months ended September 30, 2023, the Company repurchased 3.5 million and 11.7 million shares of its Common Stock for $149.3 and $469.8, respectively, under the 2021 Stock Repurchase Program. Of the total repurchases made during the nine months ended September 30, 2023 under the 2021 Stock Repurchase Program, 8.2 million shares, or $320.5, were retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the dividends declared and paid during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared	$198.9	$125.6	$463.4	$375.7
Dividends paid (including those declared in the prior year)	132.4	125.1	396.2	375.0

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

Note 8—Stock-Based Compensation

For the three months ended September 30, 2024 and 2023, the Company’s Income before income taxes was reduced by stock-based compensation expense of $29.5 and $26.9, respectively. In addition, for the three months ended September 30, 2024 and 2023, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $24.5 and $41.0, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the three months ended September 30, 2024 and 2023 include excess tax benefits of $21.4 and $38.3, respectively, from option exercises.

For the nine months ended September 30, 2024 and 2023, the Company’s Income before income taxes was reduced by stock-based compensation expense of $79.9 and $72.4, respectively. In addition, for the nine months ended September 30, 2024 and 2023, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $90.3 and $74.5, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the nine months ended September 30, 2024 and 2023 include excess tax benefits of $82.0 and $67.3, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 120,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 80,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of September 30, 2024, there were 55,250,968 shares of Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of 10 years from the date of grant.

Stock option activity for the three and nine months ended September 30, 2024 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2024	120,780,324	$25.23	5.81	$2,939.5
Options granted	116,062	45.36
Options exercised	(6,312,850)	18.64
Options forfeited	(86,274)	32.51
Options outstanding at March 31, 2024	114,497,262	25.61	5.69	3,671.9
Options granted	7,700,731	65.95
Options exercised	(5,567,231)	20.95
Options forfeited	(289,042)	33.73
Options outstanding at June 30, 2024	116,341,720	28.48	5.81	4,524.7
Options granted	182,038	66.74
Options exercised	(4,235,151)	20.11
Options forfeited	(174,730)	37.34
Options outstanding at September 30, 2024	112,113,877	$28.84	5.64	$4,078.1
Vested and non-vested options expected to vest at September 30, 2024	109,312,793	$28.48	5.57	$4,015.2
Exercisable options at September 30, 2024	76,480,116	$23.31	4.57	$3,200.8

A summary of the status of the Company’s non-vested options as of September 30, 2024 and changes during the three and nine months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2024	45,047,962	$7.28
Options granted	116,062	13.18
Options vested	(293,452)	7.89
Options forfeited	(73,050)	8.86
Non-vested options at March 31, 2024	44,797,522	7.29
Options granted	7,700,731	19.42
Options vested	(16,481,658)	5.80
Options forfeited	(289,042)	7.99
Non-vested options at June 30, 2024	35,727,553	10.59
Options granted	182,038	19.64
Options vested	(101,100)	9.12
Options forfeited	(174,730)	9.59
Non-vested options at September 30, 2024	35,633,761	$10.64

During the three and nine months ended September 30, 2024 and 2023, the following activity occurred under the Company’s option plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total intrinsic value of stock options exercised	$190.7	$208.4	$652.3	$447.9
Total fair value of stock options vested	0.9	0.7	98.8	89.3

As of September 30, 2024, the total compensation cost related to non-vested options not yet recognized was approximately $313.8 with a weighted average expected amortization period of 3.57 years.

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

Restricted Stock

On May 16, 2024, the Company’s stockholders approved the 2024 Restricted Stock Plan for Directors of Amphenol Corporation (the “2024 Directors Restricted Stock Plan”), which is administered by the Compensation Committee of the Board and reserves 500,000 shares of the Company’s Common Stock for future issuance pursuant to the plan. As of September 30, 2024, the number of restricted shares available for grant under the 2024 Directors Restricted Stock Plan was 478,160. Restricted shares granted under the 2024 Directors Restricted Stock Plan vest on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. Grants under the 2024 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment. The 2024 Directors Restricted Stock Plan will expire on May 15, 2034, after which date no awards may be granted under the plan.

Restricted share activity for the three and nine months ended September 30, 2024 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2024	—	$—
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2024	—	—
Restricted shares granted	21,840	65.96
Restricted shares outstanding at June 30, 2024	21,840	65.96	0.87
Restricted shares granted	—	—
Restricted shares outstanding at September 30, 2024	21,840	$65.96	0.62

As of September 30, 2024, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.9 (with a weighted average expected amortization period of 0.62 years).

Phantom Stock

On June 5, 2023, the Company granted 4,750 shares of phantom stock to each then-current non-employee director (38,000 shares in the aggregate), all of which converted into unrestricted shares of the Company’s Common Stock on May 15, 2024. The total compensation cost associated with these vested shares of phantom stock was $1.5. As of September 30, 2024, no additional shares of phantom stock are outstanding and the Company does not expect to grant any additional shares of phantom stock.

Note 9—Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. The following is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars and shares in millions, except per share data)	2024	2023	2024	2023
Net income attributable to Amphenol Corporation stockholders	$604.4	$513.9	$1,677.8	$1,413.6

Weighted average common shares outstanding — Basic	1,204.9	1,195.4	1,202.4	1,191.8
Effect of dilutive stock options	60.6	48.7	59.7	48.3
Weighted average common shares outstanding — Diluted	1,265.5	1,244.1	1,262.1	1,240.1

Net income attributable to Amphenol Corporation per common share — Basic	$0.50	$0.43	$1.40	$1.19

Net income attributable to Amphenol Corporation per common share — Diluted	$0.48	$0.41	$1.33	$1.14

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 7.7 million and 16.1 million for the three months ended September 30, 2024 and 2023, respectively. Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 3.9 million and 16.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The following is a summary, based on the most recent actuarial valuations of the Company’s net cost for pension benefits, of the Plans for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$0.9	$1.8	$2.7	$5.5
Interest cost	6.1	6.5	18.1	19.5
Expected return on plan assets	(7.2)	(7.3)	(21.5)	(21.8)
Amortization of prior service cost	0.3	0.4	0.9	1.3
Amortization of net actuarial losses	0.8	0.6	2.5	1.6
Net pension expense	$0.9	$2.0	$2.7	$6.1

There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 7% of eligible compensation. During the nine months ended September 30, 2024 and 2023, the Company provided matching contributions to the U.S. defined contribution plans of approximately $18.7 and $18.4, respectively.

Note 11—Acquisitions

2024 Acquisitions

During the nine months ended September 30, 2024, the Company completed two acquisitions, including the acquisition of CIT (collectively, the “2024 Acquisitions”), for approximately $2,099.8, net of cash acquired. Both acquisitions have been included in the Harsh Environment Solutions segment. The 2024 Acquisitions were each funded using cash on hand, proceeds from the New Senior Notes or borrowings under the U.S. Commercial Paper Program, or a combination thereof. The Company is in the process of analyzing and completing the allocation of the fair value of assets acquired and liabilities assumed for each of the 2024 Acquisitions. Since the current purchase price allocations for such acquisitions are based on preliminary assessments made by management as of September 30, 2024, the acquisition accounting is subject to final adjustments, and it is possible that the final assessments of values may differ from the Company’s preliminary assessments. The operating results of the 2024 Acquisitions have been included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, have not been presented, since the 2024 Acquisitions are not material, either individually or in the aggregate, to the Company’s financial results.

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

As of September 30, 2024, the CIT acquisition resulted in the recognition of $1,122.1 of goodwill and $543.0 of definite-lived intangible assets, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities assumed. Of the acquired definite-lived intangible assets, approximately $488.0 and $55.0 were assigned to customer relationships and acquired backlog, respectively. The acquired customer relationships and acquired backlog have a weighted average useful life of approximately 15 years and 0.4 years, respectively. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that none of the goodwill recognized from the CIT acquisition will be deductible for tax purposes.

During the three and nine months ended September 30, 2024, the Company incurred $63.6 ($49.8 after-tax) and $133.6 ($109.7 after-tax), respectively, of acquisition-related expenses, comprised primarily of (i) the amortization related to the value associated with acquired backlog resulting from the CIT acquisition and external transaction costs associated with acquisitions (such acquisition-related expenses aggregating $45.4 and $115.4, respectively, are presented separately in the Condensed Consolidated Statements of Income) and (ii) the amortization of acquisition-related inventory step-up costs in the third quarter of 2024 of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

2023 Acquisitions

During the year ended December 31, 2023, the Company completed 10 acquisitions (the “2023 Acquisitions”) for approximately $970.4, net of cash acquired. Five of the acquisitions have been included in the Harsh Environment Solutions segment, three acquisitions have been included in the Interconnect and Sensor Systems segment, and two acquisitions have been included in the Communications Solutions segment. The 2023 Acquisitions were each funded using cash on hand or borrowings under our Commercial Paper Programs, or a combination thereof. One of the 2023 Acquisitions, which closed in the second quarter of 2023, represented a bargain purchase, where the estimated fair value of assets acquired, net of liabilities assumed, exceeded the purchase price. The Company recognized a non-cash gain of $5.4 on the bargain purchase acquisition during the nine months ended September 30, 2023, which was recorded separately in the Company’s Condensed Consolidated Statements of Income.

As of September 30, 2024, the 2023 Acquisitions resulted in the recognition of $673.5 of goodwill and $153.2 of definite-lived intangible assets, comprised of customer relationships, proprietary technology and acquired backlog, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities and noncontrolling interests assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships and proprietary technology having useful lives ranging from 6 to 12 years and the acquired backlog having a useful life of approximately 0.25 years. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that approximately $155 of the goodwill recognized from the 2023 Acquisitions will be deductible for tax purposes.

The Company completed the acquisition accounting, including the analyses of the fair value of assets acquired and liabilities assumed, for six of the 2023 Acquisitions, and their final assessments of values did not differ materially from their previous preliminary assessments. The Company is in the process of analyzing and completing the allocation of the fair value of assets acquired and liabilities assumed for each of the other 2023 Acquisitions. Since the current purchase price allocations for such other acquisitions are based on preliminary assessments made by management as of September 30, 2024, the acquisition accounting is subject to final adjustments, and it is possible that the final assessments of values may differ from our preliminary assessments. The operating results of the 2023 Acquisitions were included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, were not presented, since the 2023 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

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

Purchase Agreement to Acquire CommScope’s Mobile Networks-related Businesses

On July 18, 2024, the Company entered into a Purchase Agreement with CommScope Holding Company, Inc. (“CommScope”) to acquire CommScope’s mobile networks-related businesses, specifically the Outdoor Wireless Networks segment and the Distributed Antenna Systems business (collectively, the “Mobile Networks Business”), for an aggregate purchase price of approximately $2,100 in cash, subject to customary post-closing adjustments. Subject to the receipt of certain regulatory approvals and satisfaction of other customary closing conditions, the acquisition is now expected to be completed in the first quarter of 2025. The Company expects to finance this acquisition through a combination of cash on hand and debt. The Mobile Networks Business provides mobile networks solutions, with advanced technologies in the areas of base station antennas and related interconnect solutions, as well as distributed antenna systems. The Mobile Networks Business’s wide range of products add advanced antenna and associated interconnect products, technologies and capabilities, which management believes are highly complementary to Amphenol’s existing product portfolio for next-generation wireless networks. If and when the acquisition is consummated, the Company expects to report the Mobile Networks Business within its Communications Solutions segment.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Harsh		Interconnect
	Environment	Communications	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2023	$2,009.3	$2,977.5	$2,105.6	$7,092.4
Acquisition-related	1,185.4	4.1	57.9	1,247.4
Foreign currency translation	4.3	2.6	5.4	12.3
Goodwill at September 30, 2024	$3,199.0	$2,984.2	$2,168.9	$8,352.1

The increase in goodwill during the first nine months of 2024 was primarily driven by goodwill recognized from the 2024 Acquisitions, in particular, the CIT acquisition.

The Company performs its evaluation for the impairment of goodwill associated with the Company’s reporting units on an annual basis as of each July 1, or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company reviews its reporting unit structure each year, or more frequently based on changes in our organization. The Company continues to define our reporting units as the three reportable business segments. In the third quarter of 2024, as part of our annual evaluations, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of this assessment, the Company reviews qualitative factors, which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of each of its reporting units is greater than its respective carrying amount. As of July 1, 2024, the Company determined that it was more likely than not that the fair value of each of its reporting units exceeded its respective carrying amount and, therefore, a quantitative assessment was not required. As a result, no goodwill impairment resulted from the assessment as of July 1, 2024.

The Company has not recognized any goodwill impairment in 2024 or 2023 in connection with its annual impairment assessments.

Other than goodwill noted above, the Company’s intangible assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024				December 31, 2023
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	12	$1,296.7	$505.2	$791.5	$782.6	$450.6	$332.0
Proprietary technology	13	351.2	164.8	186.4	365.1	146.1	219.0
Backlog and other	1	154.5	154.5	—	114.1	99.4	14.7
Total intangible assets (definite-lived)	11	1,802.4	824.5	977.9	1,261.8	696.1	565.7

Trade names (indefinite-lived)		269.1		269.1	269.1		269.1
		$2,071.5	$824.5	$1,247.0	$1,530.9	$696.1	$834.8

The increase in the gross carrying amount of intangible assets in the first nine months of 2024 was primarily driven by certain customer relationships and acquired backlog recognized as a result of the acquisition accounting associated with the 2024 Acquisitions, in particular, the CIT acquisition, partially offset by measurement period adjustments related to certain intangible assets associated with acquisitions that closed late in 2023. Amortization expense for the three months ended September 30, 2024 and 2023 was approximately $66.2 and $18.1, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was approximately $126.9 and $59.4, respectively. Amortization expense for the three and nine months ended September 30, 2024 includes $38.4 and $55.0, respectively, related to the amortization of acquired backlog resulting from the CIT acquisition. Amortization expense for the nine months ended September 30, 2023 included $5.4 related to the amortization of acquired backlog resulting from an acquisition that closed in the first quarter of 2023. As of September 30, 2024, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2024 is approximately $27.6 and for each of the next five fiscal years is approximately $103.3 in 2025, $101.7 in 2026, $95.0 in 2027, $87.6 in 2028 and $76.9 in 2029.

The Company assesses and reviews its identifiable intangible assets, subject to amortization, for potential impairment whenever events or changes in circumstances indicate the intangible asset’s carrying amount may not be recoverable. Any indefinite-lived intangible assets that are not subject to amortization, which are comprised of certain trade names, are reviewed at least annually for impairment. In the third quarter of 2024, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets. Based on its assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no impairment associated with the Company’s intangible assets in 2024 or 2023 as a result of such reviews.

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

This segment structure reflects (i) the manner in which the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, regularly assesses information for decision-making purposes, including the allocation of resources, and (ii) how the Company operates its businesses, assesses performance, and communicates results and strategy, among other items, to the Board and its stockholders. The Company has three segment managers to lead their respective reportable business segments, each reporting directly to the Chief Executive Officer. The accounting policies of the segments are the same as those for the Company as a whole and are described herein and in Note 1 of the Notes to Consolidated Financial Statements in the 2023 Annual Report. The Company evaluates the performance of the segments and allocates resources to each of them based on, among other things, profit or loss from operations before certain corporate and other related items such as interest, stock-based compensation expense, income taxes, amortization related to certain intangible assets and other non-cash purchase accounting costs, and nonrecurring gains and losses. The Company also incurs general corporate expenses and costs which are not allocated to the reportable business segments but have been included in “Corporate / Other” in the following tables for reconciliation purposes. Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by reportable business segment.

Net sales by segment for the three and nine months ended September 30, 2024 and 2023 are as follows:

	External		Intersegment
Three Months Ended September 30,	2024	2023	2024	2023
Harsh Environment Solutions	$1,193.5	$887.3	$23.7	$21.5
Communications Solutions	1,685.5	1,279.2	12.6	12.6
Interconnect and Sensor Systems	1,159.8	1,032.7	7.9	4.0
Consolidated Net sales	$4,038.8	$3,199.2	$44.2	$38.1

Nine Months Ended September 30,
Harsh Environment Solutions	$3,155.5	$2,630.4	$65.3	$69.3
Communications Solutions	4,395.8	3,567.6	37.2	38.7
Interconnect and Sensor Systems	3,353.6	3,029.2	19.3	13.4
Consolidated Net sales	$10,904.9	$9,227.2	$121.8	$121.4

Segment operating income and the reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment operating income:
Harsh Environment Solutions	$283.7	$239.1	$787.8	$705.7
Communications Solutions	431.0	283.3	1,067.7	752.4
Interconnect and Sensor Systems	217.6	188.9	616.3	553.6
Total segment operating income	932.3	711.3	2,471.8	2,011.7

Corporate / Other:
Stock-based compensation expense	(29.5)	(26.9)	(79.9)	(72.4)
Amortization of acquisition-related inventory step-up costs	(18.2)	—	(18.2)	—
Acquisition-related expenses	(45.4)	(9.0)	(115.4)	(18.4)
Other operating expenses	(19.7)	(17.5)	(55.1)	(51.3)
Interest expense	(55.7)	(33.6)	(150.1)	(104.5)
Gain on bargain purchase acquisition	—	—	—	5.4
Other income (expense), net	11.2	9.2	48.5	18.9

Income before income taxes	$775.0	$633.5	$2,101.6	$1,789.4

Depreciation and amortization expense by segment for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Harsh Environment Solutions	$36.5	$20.7	$88.6	$65.0
Communications Solutions	71.9	46.3	158.2	126.1
Interconnect and Sensor Systems	33.8	32.1	101.7	94.9
Corporate / Other (1)	59.0	1.9	80.2	5.4
Total	$201.2	$101.0	$428.7	$291.4

(1) Amortization of acquired backlog associated with acquisitions is now reported under “Corporate / Other” in the table above.

For the three and nine months ended September 30, 2024, depreciation and amortization expense in Corporate / Other includes $38.4 and $55.0, respectively, related to the amortization of acquired backlog resulting from the CIT acquisition. Amortization of acquired backlog is included in Acquisition-related expenses in the Condensed Consolidated Statements of Income. In addition, for the three and nine months ended September 30, 2024, depreciation and amortization expense in Corporate / Other includes $18.2 of amortization of acquisition-related inventory step-up costs associated with the CIT acquisition, as discussed in Note 11 herein. These expenses are reported in Corporate / Other, since they are not components in the determination of segment operating income.

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three and nine months ended September 30, 2024 and 2023, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Condensed Consolidated Balance Sheets were not material as of September 30, 2024 and December 31, 2023. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of September 30, 2024 and December 31, 2023.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of September 30, 2024.

While the Company typically offers standard product warranty coverage that provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of September 30, 2024 and December 31, 2023, and related warranty expense for the three and nine months ended September 30, 2024 and 2023, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2024 and 2023:

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Three Months Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net sales by:
Sales channel:
End customers and contract manufacturers	$850.3	$652.4	$1,312.2	$1,027.2	$1,115.5	$993.2	$3,278.0	$2,672.8
Distributors and resellers	343.2	234.9	373.3	252.0	44.3	39.5	760.8	526.4
	$1,193.5	$887.3	$1,685.5	$1,279.2	$1,159.8	$1,032.7	$4,038.8	$3,199.2

Geography:
United States	$669.9	$463.7	$396.4	$363.3	$345.4	$311.4	$1,411.7	$1,138.4
China	103.6	84.0	587.3	447.2	259.7	222.5	950.6	753.7
Other foreign locations	420.0	339.6	701.8	468.7	554.7	498.8	1,676.5	1,307.1
	$1,193.5	$887.3	$1,685.5	$1,279.2	$1,159.8	$1,032.7	$4,038.8	$3,199.2

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Nine Months Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net sales by:
Sales channel:
End customers and contract manufacturers	$2,272.3	$1,927.7	$3,433.2	$2,838.3	$3,223.1	$2,904.5	$8,928.6	$7,670.5
Distributors and resellers	883.2	702.7	962.6	729.3	130.5	124.7	1,976.3	1,556.7
	$3,155.5	$2,630.4	$4,395.8	$3,567.6	$3,353.6	$3,029.2	$10,904.9	$9,227.2

Geography:
United States	$1,692.7	$1,335.7	$1,106.9	$1,046.6	$981.2	$905.4	$3,780.8	$3,287.7
China	282.0	260.1	1,378.3	1,182.4	719.0	598.0	2,379.3	2,040.5
Other foreign locations	1,180.8	1,034.6	1,910.6	1,338.6	1,653.4	1,525.8	4,744.8	3,899.0
	$3,155.5	$2,630.4	$4,395.8	$3,567.6	$3,353.6	$3,029.2	$10,904.9	$9,227.2

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023 has been derived from and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included in Part I, Item 1 herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our” or “us”). The following discussion and analysis should also be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). The Condensed Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth.” For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Inflation Reduction Act of 2022

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduces several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases. Companies are required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but do not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the three and nine months ended September 30, 2024 and 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

Pillar Two Framework

The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework, known as Pillar Two, provides guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The European Union (“EU”) member states have agreed to adopt these rules in two stages. The first component became effective on January 1, 2024, and the second component will become effective January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on a similar timeline. Certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework, while several other countries are expected to also implement similar legislation with varying effective dates in the future. When and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions. The Company has done a preliminary review of currently enacted legislation. The initial implementation did not have a material impact on the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2024, and it is not currently expected to have a material impact on the Company’s operations, financial condition or cash flows in the future. However, the Company will continue to evaluate the potential impact of Pillar Two on the Company and its results as additional countries adopt legislation and issue individual guidance on their enacted legislation.

Results of Operations

Three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

Net sales were $4,038.8 in the third quarter of 2024 compared to $3,199.2 in the third quarter of 2023, representing an increase of 26% in U.S. dollars, 26% in constant currencies and 15% organically (excluding both currency and acquisition impacts), compared to the prior year period. The increase in net sales in the third quarter of 2024 was primarily driven by strong organic growth in the Communications Solutions segment and moderate organic growth in the Interconnect and Sensor Systems segment and Harsh Environment Solutions segment, along with contributions from the Company’s acquisition program, as described below. From an end market standpoint, the increase in net sales in the third quarter of 2024 relative to the prior year period was driven by strong organic growth in the information technology and data communications (“IT datacom”), mobile devices, mobile networks and commercial aerospace markets and moderate growth in the defense market, along with contributions from the Company’s acquisition program, partially offset by an organic decline in the broadband communications market.

Net sales were $10,904.9 in the first nine months of 2024 compared to $9,227.2 in the first nine months of 2023, representing an increase of 18% in U.S. dollars, 19% in constant currencies and 11% organically (excluding both currency and acquisition impacts), compared to the prior year period. The increase in net sales in the first nine months of 2024 was primarily driven by strong organic growth in the Communications Solutions segment and moderate organic growth in the Interconnect and Sensor Systems segment and Harsh Environment Solutions segment, along with contributions from the Company’s acquisition program, as described below. From an end market standpoint, the increase in net sales in the first nine months of 2024 relative to the prior year period was driven by strong organic growth in the IT datacom, defense and commercial aerospace markets and moderate growth in the automotive and mobile devices markets, along with contributions from the Company’s acquisition program, partially offset by organic declines in the industrial and broadband communications markets.

Net sales in the Harsh Environment Solutions segment (approximately 29% of net sales) in the third quarter of 2024 increased 35% in U.S. dollars, 34% in constant currencies and 3% organically, compared to the third quarter of 2023. The increase in the third quarter of 2024 was primarily driven by contributions from the Company’s acquisition program, along with strong organic growth in the IT datacom, commercial aerospace and mobile networks markets and moderate growth in the defense market, partially offset by organic declines in the automotive and industrial markets. Net sales in the Harsh Environment Solutions segment (approximately 29% of net sales) in the first nine months of 2024 increased 20% in U.S. dollars, 20% in constant currencies and 2% organically, compared to the prior year period. The increase in the first nine months of 2024 was primarily driven by contributions from the Company’s acquisition program, along with strong organic growth in the defense, commercial aerospace and IT datacom markets, partially offset by organic declines in the industrial, automotive and mobile networks markets.

Net sales in the Communications Solutions segment (approximately 42% of net sales) in the third quarter of 2024 increased 32% in U.S. dollars, 32% in constant currencies and 30% organically, compared to the third quarter of 2023. The increase in the third quarter of 2024 was primarily driven by strong organic growth in the IT datacom, mobile devices, automotive, industrial and mobile networks markets, along with modest contributions from the Company’s acquisition program, partially offset by an organic decline in the broadband communications market. Net sales in the Communications Solutions segment (approximately 40% of net sales) in the first nine months of 2024 increased 23% in U.S. dollars, 24% in constant currencies and 22% organically, compared to the prior year period. The increase in the first nine months of 2024 was primarily driven by strong organic growth in the IT datacom, automotive and mobile devices markets and moderate growth in the industrial and mobile networks markets, along with modest contributions from the Company’s acquisition program, partially offset by an organic decline in the broadband communications market.

Net sales in the Interconnect and Sensor Systems segment (approximately 29% of net sales) in the third quarter of 2024 increased 12% in U.S. dollars, 12% in constant currencies and 6% organically, compared to the third quarter of 2023. The increase in the third quarter of 2024 was primarily driven by contributions from the Company’s acquisition program, along with strong organic growth in the IT datacom market and moderate growth in the mobile networks market, partially offset by organic declines in the industrial and defense markets. Net sales in the Interconnect and Sensor Systems segment (approximately 31% of net sales) in the first nine months of 2024 increased 11% in U.S. dollars, 11% in constant currencies and 5% organically, compared to the prior year period. The increase in the first nine months of 2024 was primarily driven by contributions from the Company’s acquisition program, along with strong organic growth in the IT datacom market and moderate growth in the automotive market, partially offset by organic declines in the industrial, defense and mobile networks markets.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

			Percentage Growth (relative to same prior year period) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Three Months Ended September 30,	2024	2023	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales by:
Segment:
Harsh Environment Solutions	$1,193.5	$887.3	35%	—%	34%	31%	3%
Communications Solutions	1,685.5	1,279.2	32%	—%	32%	1%	30%
Interconnect and Sensor Systems	1,159.8	1,032.7	12%	1%	12%	6%	6%
Consolidated	$4,038.8	$3,199.2	26%	—%	26%	11%	15%

Geography (6):
United States	$1,411.7	$1,138.4	24%	—%	24%	23%	1%
Foreign	2,627.1	2,060.8	27%	—%	27%	5%	22%
Consolidated	$4,038.8	$3,199.2	26%	—%	26%	11%	15%

Nine Months Ended September 30,
Net sales by:
Segment:
Harsh Environment Solutions	$3,155.5	$2,630.4	20%	—%	20%	18%	2%
Communications Solutions	4,395.8	3,567.6	23%	(1)%	24%	2%	22%
Interconnect and Sensor Systems	3,353.6	3,029.2	11%	—%	11%	6%	5%
Consolidated	$10,904.9	$9,227.2	18%	—%	19%	8%	11%

Geography (6):
United States	$3,780.8	$3,287.7	15%	—%	15%	15%	—%
Foreign	7,124.1	5,939.5	20%	(1)%	21%	4%	17%
Consolidated	$10,904.9	$9,227.2	18%	—%	19%	8%	11%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the Notes to Condensed Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting period(s) compared to the same respective period(s) in the prior year. Such amount is calculated by subtracting net sales for the current reporting period(s) translated at average foreign currency exchange rates for the respective prior year period(s) from net sales for the current reporting period(s), taken as a percentage of the respective prior year period(s) net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 2.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The comparatively weaker U.S. dollar for the third quarter of 2024 had the effect of increasing sales by approximately $9.2 for such period, relative to the comparable period in 2023. The comparatively stronger U.S. dollar for the first nine months of 2024 had the effect of decreasing sales by approximately $34.9 for such period, relative to the comparable period in 2023.

Selling, general and administrative expenses were $492.0, or 12.2% of net sales, and $1,340.4, or 12.3% of net sales, for the third quarter and first nine months of 2024, respectively, compared to $381.6, or 11.9% of net sales, and $1,095.7, or 11.9% of net sales, for the third quarter and first nine months of 2023, respectively. The increases in selling, general and administrative expenses as a percentage of net sales in the third quarter and first nine months of 2024 were primarily driven by the effect of acquisitions, which currently have higher selling, general and administrative expenses as a percentage of net sales compared to the Company average. Administrative expenses represented approximately 5.0% and 4.9% of net sales for the third quarter and first nine months of 2024, respectively, and represented approximately 4.9% and 4.8% of net sales for the third quarter and first nine months of 2023, respectively. Research and development expenses represented approximately 3.1% and 3.0% of net sales for the third quarter and first nine months of 2024, respectively, and represented approximately 2.7% of net sales for both the third quarter and first nine months of 2023. Selling and marketing expenses represented approximately 4.1% and 4.3% of net sales for the third quarter and first nine months of 2024, respectively, and represented approximately 4.3% of net sales for both the third quarter and first nine months of 2023.

Operating income was $819.5, or 20.3% of net sales, and $2,203.2, or 20.2% of net sales, for the third quarter and first nine months of 2024, respectively, compared to $657.9, or 20.6% of net sales, and $1,869.6, or 20.3% of net sales, for the third quarter and first nine months of 2023, respectively. Operating income for the third quarter and the first nine months of 2024 includes $63.6 and $133.6, respectively, of acquisition-related expenses, comprised primarily of (i) the amortization related to the value associated with acquired backlog resulting from the Carlisle Interconnect Technologies (“CIT”) acquisition and external transaction costs associated with acquisitions (such acquisition-related expenses aggregating $45.4 and $115.4, respectively, are presented separately in the Condensed Consolidated Statements of Income) and (ii) the amortization of acquisition-related inventory step-up costs in the third quarter of 2024 of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income). Operating income for the third quarter of 2023 included $9.0 of acquisition-related expenses, comprised of external transaction costs related to acquisitions. Operating income for the first nine months of 2023 included $18.4 of acquisition-related expenses, comprised of external transaction costs incurred in the second and third quarters of 2023, as well as the amortization related to the value associated with acquired backlog resulting from an acquisition that closed in the first quarter of 2023. Acquisition-related expenses during the three and nine months ended September 30, 2023 are presented separately in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2024, the acquisition-related expenses had the effect of decreasing net income by $49.8, or $0.04 per share, and $109.7, or $0.09 per share, respectively, while for the three and nine months ended September 30, 2023, the acquisition-related expenses had the effect of decreasing net income by $8.4, or $0.01 per share, and $16.2, or $0.01 per share, respectively, as shown in the tables below. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, each as defined in the “Non-GAAP Financial Measures” section below, were $883.1, or 21.9% of net sales, and $666.9, or 20.8% of net sales, for the three months ended September 30, 2024 and 2023, respectively. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin were $2,336.8, or 21.4% of net sales, and $1,888.0, or 20.5% of net sales, for the nine months ended September 30, 2024 and 2023, respectively. The increases in Adjusted Operating Income and Adjusted Operating Margin for both the third quarter and first nine months of 2024 relative to the comparable periods in 2023 were primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior twelve months that are currently operating below the average operating margin of the Company.

Operating income for the Harsh Environment Solutions segment for the third quarter and first nine months of 2024 was $283.7, or 23.8% of net sales, and $787.8, or 25.0% of net sales, respectively, compared to $239.1, or 26.9% of net sales, and $705.7, or 26.8% of net sales, for the third quarter and first nine months of 2023, respectively. The decreases in operating margin for the Harsh Environment Solutions segment for both the third quarter and first nine months of 2024 relative to the comparable periods in 2023 were primarily driven by the negative impact on operating margin related to acquisitions completed within the prior twelve months, particularly the CIT acquisition, that are currently operating below the average operating margin of the Company.

Operating income for the Communications Solutions segment for the third quarter and first nine months of 2024 was $431.0, or 25.6% of net sales, and $1,067.7, or 24.3% of net sales, respectively, compared to $283.3, or 22.1% of net sales, and $752.4, or 21.1% of net sales, for the third quarter and first nine months of 2023, respectively. The increases in operating margin for the Communications Solutions segment for both the third quarter and first nine months of 2024 relative to the comparable periods in 2023 were primarily driven by strong operating performance on the higher sales volumes.

Operating income for the Interconnect and Sensor Systems segment for the third quarter and first nine months of 2024 was $217.6, or 18.8% of net sales, and $616.3, or 18.4% of net sales, respectively, compared to $188.9, or 18.3% of net sales, and $553.6, or 18.3% of net sales, for the third quarter and first nine months of 2023, respectively. The modest increases in operating margin for the Interconnect and Sensor Systems segment for both the third quarter and first nine months of 2024 relative to the comparable periods in 2023 were primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior twelve months that are currently operating below the average operating margin of the Company.

Interest expense for the third quarter and first nine months of 2024 was $55.7 and $150.1, respectively, compared to $33.6 and $104.5 for the third quarter and first nine months of 2023, respectively. The increases in interest expense for both the third quarter and first nine months of 2024 were driven by higher average borrowing levels, primarily intended to fully or partially fund acquisitions, including the CIT acquisition, along with the higher interest rate environment.

Provision for income taxes for the third quarter and first nine months of 2024 was at an effective tax rate of 21.4% and 19.6%, respectively. Provision for income taxes for the third quarter and first nine months of 2023 was at an effective tax rate of 18.2% and 20.3%, respectively. Various items incurred in the third quarter and first nine months of 2024 and 2023 had an impact on the Company’s effective tax rate and earnings per share, which impacted the effective tax rate and earnings per share by the amounts noted in the tables below. For the third quarter and first nine months of 2024 and 2023, these items included excess tax benefits resulting from stock option exercise activity, along with the tax effect of the aforementioned acquisition-related expenses incurred during each period. In addition, for the first nine months of 2024, the effective tax rate was further impacted by a discrete tax benefit related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position. For the first nine months of 2023, the effective tax rate was further impacted by the gain from the bargain purchase acquisition that closed in the second quarter of 2023. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for both the three and nine months ended September 30, 2024 and 2023 was 24.0%, as reconciled in the tables below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income attributable to Amphenol Corporation per common share - Diluted (“Diluted EPS”) were $604.4 and $0.48, respectively, for the third quarter of 2024, compared to $513.9 and $0.41, respectively, for the third quarter of 2023. Excluding the effect of the items listed in the tables below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $632.8 and $0.50, respectively, for the third quarter of 2024, compared to $484.0 and $0.39, respectively, for the third quarter of 2023. Net income attributable to Amphenol Corporation and Diluted EPS were $1,677.8 and $1.33, respectively, for the first nine months of 2024, compared to $1,413.6 and $1.14, respectively, for the first nine months of 2023. Excluding the effect of the items listed in the tables below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $1,686.9 and $1.34, respectively, for the first nine months of 2024, compared to $1,357.1 and $1.09, respectively, for the first nine months of 2023.

The following tables reconcile Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (each as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024					2023
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$819.5	20.3%	$604.4	21.4%	$0.48	$657.9	20.6%	$513.9	18.2%	$0.41
Amortization of acquisition-related inventory step-up costs	18.2	0.5	14.0	—	0.01	—	—	—	—	—
Acquisition-related expenses	45.4	1.1	35.8	(0.2)	0.03	9.0	0.3	8.4	(0.2)	0.01
Excess tax benefits related to stock-based compensation	—	—	(21.4)	2.8	(0.02)	—	—	(38.3)	6.0	(0.03)
Adjusted (non-GAAP) (2)	$883.1	21.9%	$632.8	24.0%	$0.50	$666.9	20.8%	$484.0	24.0%	$0.39

	Nine Months Ended September 30,
	2024					2023
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$2,203.2	20.2%	$1,677.8	19.6%	$1.33	$1,869.6	20.3%	$1,413.6	20.3%	$1.14
Amortization of acquisition-related inventory step-up costs	18.2	0.2	14.0	—	0.01	—	—	—	—	—
Acquisition-related expenses	115.4	1.1	95.7	(0.4)	0.08	18.4	0.2	16.2	(0.1)	0.01
Gain on bargain purchase acquisition	—	—	—	—	—	—	—	(5.4)	0.1	—
Excess tax benefits related to stock-based compensation	—	—	(82.0)	3.9	(0.06)	—	—	(67.3)	3.8	(0.05)
Discrete tax items	—	—	(18.6)	0.9	(0.01)	—	—	—	—	—
Adjusted (non-GAAP) (2)	$2,336.8	21.4%	$1,686.9	24.0%	$1.34	$1,888.0	20.5%	$1,357.1	24.0%	$1.09

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Liquidity and Capital Resources

Liquidity and Cash Requirements

As of September 30, 2024 and December 31, 2023, the Company had cash, cash equivalents and short-term investments of $1,583.3 and $1,660.2, respectively, with the majority of the Company’s cash, cash equivalents and short-term investments on hand located outside of the United States.

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

Cash Requirements from Known Contractual and Other Obligations

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, payments associated with the one-time tax on the deemed repatriation of all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries (“Transition Tax”), which is payable in annual installments until 2025, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, and other contractual obligations and commitments included in Item 7 of the 2023 Annual Report. The Company may also use cash to fund all or part of the cost of future acquisitions, as has been the case in recent years with the Company’s various acquisitions, including the acquisition of CIT in May 2024. The Company’s debt service requirements primarily consist of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility and Commercial Paper Programs (all as defined below). As of September 30, 2024 and December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of the first nine months of 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of CIT in May 2024, as discussed later within this Item 2. Although all such borrowings were repaid before the end of the third quarter of 2024, the Company may make additional borrowings under any of its debt instruments in the future. Although the federal funds rate has increased in recent years, causing the floating interest rates related to our U.S. Commercial Paper Program (as well as our Revolving Credit Facility, to the extent drawn upon in the future) to also increase substantially, the U.S. Federal Reserve recently lowered the federal funds rate modestly in September of 2024. To the extent that interest rates related to this floating rate debt decrease further and the Company borrows under any of these floating interest rate instruments in the future (and consistent with current year levels), interest expense and interest payments would decrease. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows for the remainder of 2024, there can be no assurance that interest rates will not change significantly from current levels.

Repatriation of Foreign Earnings and Related Income Taxes

The Company has previously indicated an intention to repatriate most of its pre-2024 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2024 foreign earnings. As of September 30, 2024, the Company has accrued the foreign and U.S. state and local taxes associated with the foreign earnings that it intends to repatriate. The Company intends to evaluate future earnings for repatriation, and will accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Company will pay the balance of the Transition Tax, net of applicable tax credits and deductions, in 2025, as permitted under the Tax Act.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$1,967.6	$1,686.9
Net cash used in investing activities	(2,398.2)	(704.4)
Net cash provided by (used in) financing activities	515.8	(822.4)
Effect of exchange rate changes on cash and cash equivalents	2.8	(51.7)
Net increase in cash and cash equivalents	$88.0	$108.4

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $1,967.6 in the first nine months of 2024 compared to $1,686.9 in the first nine months of 2023. The increase in Operating Cash Flow for the first nine months of 2024 compared to the first nine months of 2023 is primarily due to the increase in net income, partially offset by a higher usage of cash related to the change in working capital.

In the first nine months of 2024, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $197.6, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable of $358.9, inventories of $186.0 and prepaid expenses and other current assets of $83.2, partially offset by increases in accounts payable of $319.2 and accrued liabilities, including income taxes, of $111.3. In the first nine months of 2023, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $81.2, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accrued liabilities, including income taxes, of $90.3 and accounts payable of $88.1, and an increase in prepaid expenses and other current assets of $17.2, partially offset by decreases in accounts receivable of $83.8 and inventories of $30.6.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2024 as compared to December 31, 2023. Accounts receivable increased $511.9 to $3,130.3, primarily due to the higher sales in the third quarter of 2024 relative to the fourth quarter of 2023, along with the impact of the two acquisitions (the “2024 Acquisitions”) that closed during the first nine months of 2024 and the effect of translation from exchange rate changes (“Translation”) at September 30, 2024 compared to December 31, 2023. Days sales outstanding at September 30, 2024 and December 31, 2023 were 69 days and 70 days, respectively. Inventories increased $411.7 to $2,578.8, primarily due to the impact of the 2024 Acquisitions, along with the impact of higher sales in the third quarter of 2024 relative to the fourth quarter of 2023 and Translation. Inventory days at September 30, 2024 and December 31, 2023 were 87 days and 85 days, respectively. Prepaid expenses and other current assets increased $90.8 to $480.4, primarily due to increases in various prepaid expenses and other current receivables, along with the impact of the 2024 Acquisitions. Property, plant and equipment, net, increased $356.2 to $1,670.9, primarily due to capital expenditures of $465.6 and the impact of the 2024 Acquisitions, partially offset by depreciation of $276.9. Goodwill increased $1,259.7 to $8,352.1, primarily driven by goodwill recognized from the 2024 Acquisitions, in particular the CIT acquisition. Other intangible assets, net, increased $412.2 to $1,247.0, primarily due to the recognition of certain intangible assets related to the 2024 Acquisitions, in particular the CIT acquisition, partially offset by the amortization associated with the Company’s current intangible assets as well as measurement period adjustments related to certain intangible assets associated with acquisitions that closed late in 2023. Other long-term assets increased $93.6 to $542.8, primarily due to an increase in operating lease right-of-use assets resulting from new and renewed lease agreements entered into during the first nine months of 2024 as well as acquired leases resulting from acquisitions. Accounts payable increased $412.1 to $1,763.0, primarily due to increased purchasing activity related to the higher sales levels in the third quarter of 2024 relative to the fourth quarter of 2023, along with the impact of the 2024 Acquisitions and Translation. Payable days at September 30, 2024 and December 31, 2023 were 59 days and 55 days, respectively. Total accrued expenses, including accrued income taxes, increased $287.6 to $1,735.6, primarily as a result of increases in accrued salaries, wages and employee benefits and various other accrued expenses, along with the impact of the 2024 Acquisitions, partially offset by a decrease in accrued income taxes. Other long-term liabilities, including deferred tax liabilities, increased $108.0 to $928.7, primarily as a result of an increase in deferred tax liabilities resulting from the 2024 Acquisitions, along with an increase in long-term lease liabilities resulting from new and renewed lease agreements entered into during the first nine months of 2024 as well as acquired leases resulting from acquisitions.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the nine months ended September 30, 2024 and 2023. The increase in Free Cash Flow was driven by an increase in Operating Cash Flow, as described above, partially offset by an increase in capital expenditures:

	Nine Months Ended September 30,
	2024	2023
Operating Cash Flow (GAAP)	$1,967.6	$1,686.9
Capital expenditures (GAAP)	(465.6)	(267.8)
Proceeds from disposals of property, plant and equipment (GAAP)	7.1	2.1
Free Cash Flow (non-GAAP)	$1,509.1	$1,421.2

Investing Activities

Cash flows from investing activities primarily consist of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities was $2,398.2 in the first nine months of 2024, compared to $704.4 in the first nine months of 2023. In the first nine months of 2024, net cash used in investing activities was primarily driven by the use of $2,099.8 to fund acquisitions and capital expenditures (net of disposals) of $458.5, partially offset by net sales and maturities of short-term investments of $161.0. In the first nine months of 2023, net cash used in investing activities was primarily driven by the use of $292.6 to fund acquisitions, capital expenditures (net of disposals) of $265.7, and net purchases of short-term and long-term investments of $151.0. The elevated capital expenditures for the third quarter and first nine months of 2024 were driven by investments primarily in support of the growth in our IT datacom and defense markets. We expect this elevated level of capital spending to continue for the fourth quarter of 2024.

Financing Activities

Cash flows from financing activities primarily consist of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash provided by financing activities was $515.8 in the first nine months of 2024, compared to net cash used in financing activities of $822.4 in the first nine months of 2023. In the first nine months of 2024, net cash provided by financing activities was primarily driven by (i) net cash proceeds from borrowings of $1,500.1, primarily related to the issuance of the New Senior Notes (as defined below), and (ii) cash proceeds of $320.3 from the exercise of stock options, partially offset by (a) repurchases of the Company’s Common Stock of $520.4, (b) dividend payments of $396.2, (c) debt repayments of $353.7, primarily related to the redemption of the 3.20% Senior Notes in the second quarter of 2024, (d) distributions to and purchases of noncontrolling interests of $20.8, and (e) payments of $14.7 related to debt financing costs associated with the Company’s amended and restated revolving credit facility in March 2024 as well as the issuances of the New Senior Notes in April 2024, as discussed further below. In the first nine months of 2023, net cash used in financing activities was primarily driven by (i) net repayments of $632.6 related to the Company’s commercial paper programs, primarily the U.S. Commercial Paper Program, (ii) repurchases of the Company’s Common Stock of $469.8, (iii) dividend payments of $375.0, (iv) other debt repayments of $10.3, (v) distributions to and purchases of noncontrolling interests of $8.0, (vi) payments of $2.3 related to debt financing costs associated with the March 2023 issuance of the 2026 Senior Notes (as defined below), and (vii) a payment of $1.5 associated with the deferred purchase price related to an acquisition, partially offset by (a) net cash proceeds from borrowings of $354.0, primarily related to the issuance of the 2026 Senior Notes, and (b) cash proceeds of $323.1 from the exercise of stock options.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of the Commercial Paper Programs, the Revolving Credit Facility, and senior notes as part of its overall cash management strategy.

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date it was amended and restated. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of September 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving credit facility then in effect. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On September 30, 2024, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “Term Loan”). The Term Loan matured on April 19, 2024 without the Company drawing upon it throughout its term.

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of September 30, 2024, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of the first nine months of 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of CIT in May 2024. Before the end of the third quarter of 2024, the Company repaid all of its USCP Notes then outstanding. As of September 30, 2024 and December 31, 2023, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during the first nine months of 2024, and, as of September 30, 2024 and December 31, 2023, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of September 30, 2024, the authorization from the Board limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of September 30, 2024, the Company has outstanding senior notes (the “Senior Notes”) as follows:

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

The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On September 30, 2024, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three and nine months ended September 30, 2024, the Company repurchased 2.7 million and 4.5 million shares of its Common Stock for $176.2 and $294.8, respectively, under the 2024 Stock Repurchase Program. Of the total repurchases made during the nine months ended September 30, 2024 under the 2024 Stock Repurchase Program, 1.8 million shares, or $118.6, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From October 1, 2024 to October 22, 2024, the Company repurchased 0.6 million additional shares of its Common Stock for $35.8, and, as of October 23, 2024, the Company has remaining authorization to purchase up to $1,669.4 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the nine months ended September 30, 2024, the Company repurchased 4.1 million shares of its Common Stock for $225.6 under the 2021 Stock Repurchase Program, which were the final repurchases under the 2021 Stock Repurchase Program. All of the repurchased shares under the 2021 Stock Repurchase Program during the first nine months of 2024 have been retired by the Company. During the three and nine months ended September 30, 2023, the Company repurchased 3.5 million and 11.7 million shares of its Common Stock for $149.3 and $469.8, respectively, under the 2021 Stock Repurchase Program. Of the total repurchases made during the nine months ended September 30, 2023 under the 2021 Stock Repurchase Program, 8.2 million shares, or $320.5, were retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared per share	$0.165	$0.105	$0.385	$0.315

Dividends declared	$198.9	$125.6	$463.4	$375.7
Dividends paid (including those declared in the prior year)	132.4	125.1	396.2	375.0

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

Acquisitions

During the nine months ended September 30, 2024, the Company completed two acquisitions, including the acquisition of CIT (collectively, the “2024 Acquisitions”), for approximately $2,099.8, net of cash acquired. Both acquisitions have been included in the Harsh Environment Solutions segment. The 2024 Acquisitions were each funded using cash on hand, proceeds from the New Senior Notes or borrowings under the U.S. Commercial Paper Program, or a combination thereof. The 2024 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

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

During the year ended December 31, 2023, the Company completed 10 acquisitions (the “2023 Acquisitions”) for approximately $970.4, net of cash acquired. Five of the acquisitions have been included in the Harsh Environment Solutions segment, three acquisitions have been included in the Interconnect and Sensor Systems segment, and two acquisitions have been included in the Communications Solutions segment. The 2023 Acquisitions were each funded using cash on hand or borrowings under our Commercial Paper Programs, or a combination thereof. One of the 2023 Acquisitions, which closed in the second quarter of 2023, represented a bargain purchase, where the estimated fair value of assets acquired, net of liabilities assumed, exceeded the purchase price. The Company recognized a non-cash gain of $5.4 on the bargain purchase acquisition during the nine months ended September 30, 2023, which was recorded separately in the Company’s Condensed Consolidated Statements of Income. The 2023 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition-related expenses

During the three and nine months ended September 30, 2024, the Company incurred $63.6 ($49.8 after-tax) and $133.6 ($109.7 after-tax), respectively, of acquisition-related expenses, comprised primarily of (i) the amortization related to the value associated with acquired backlog resulting from the CIT acquisition and external transaction costs associated with acquisitions (such acquisition-related expenses aggregating $45.4 and $115.4, respectively, are presented separately in the Condensed Consolidated Statements of Income) and (ii) the amortization of acquisition-related inventory step-up costs in the third quarter of 2024 of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

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

Purchase Agreement to Acquire CommScope’s Mobile Networks-related Businesses

On July 18, 2024, the Company entered into a Purchase Agreement with CommScope Holding Company, Inc. (“CommScope”) to acquire CommScope’s mobile networks-related businesses, specifically the Outdoor Wireless Networks segment and the Distributed Antenna Systems business (collectively, the “Mobile Networks Business”), for an aggregate purchase price of approximately $2,100 in cash, subject to customary post-closing adjustments. Subject to the receipt of certain regulatory approvals and satisfaction of other customary closing conditions, the acquisition is now expected to be completed in the first quarter of 2025. The Company expects to finance this acquisition through a combination of cash on hand and debt. The Mobile Networks Business provides mobile networks solutions, with advanced technologies in the areas of base station antennas and related interconnect solutions, as well as distributed antenna systems. The Mobile Networks Business’s wide range of products add advanced antenna and associated interconnect products, technologies and capabilities, which management believes are highly complementary to Amphenol’s existing product portfolio for next-generation wireless networks. If and when the acquisition is consummated, the Company expects to report the Mobile Networks Business within its Communications Solutions segment.

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2024 and 2023 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

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

The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt. The Company currently has various fixed rate senior notes outstanding, in both the United States and Europe, with various maturity dates, the most recent of which were issued in April 2024. In addition, any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of September 30, 2024 and December 31, 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of the first nine months of 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of the Carlisle Interconnect Technologies (“CIT”) business in May 2024, as discussed further in Note 11 of the Notes to Condensed Consolidated Financial Statements. Although all such borrowings were repaid before the end of the third quarter of 2024, the Company may make additional borrowings under any of its debt instruments from time to time. Although the federal funds rate has increased in recent years, causing the floating interest rates related to our U.S. Commercial Paper Program (as well as our Revolving Credit Facility, to the extent drawn upon in the future) to also increase substantially, the U.S. Federal Reserve recently lowered the federal funds rate modestly in September of 2024. To the extent that interest rates related to this floating rate debt decrease further and the Company borrows under any of these floating interest rate instruments in the future (and consistent with current year levels), interest expense and interest payments would decrease. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows for the remainder of 2024, there can be no assurance that interest rates will not change significantly from current levels.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On April 23, 2024, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three months ended September 30, 2024, the Company repurchased 2.7 million shares of its Common Stock for $176.2 million under the 2024 Stock Repurchase Program. All of the repurchased shares under the 2024 Stock Repurchase Program during the three months ended September 30, 2024 have been retained in Treasury stock at the time of repurchase. From October 1, 2024 to October 22, 2024, the Company repurchased 0.6 million additional shares of its Common Stock for $35.8 million, and, as of October 23, 2024, the Company has remaining authorization to purchase up to $1,669.4 million of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

The table below reflects the Company’s stock repurchases for the three months ended September 30, 2024, adjusted to give effect to the two-for-one stock split, which is discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 1 to July 31, 2024	845,500	$66.62	845,500	$1,825.1
August 1 to August 31, 2024	1,109,600	63.79	1,109,600	1,754.3
September 1 to September 30, 2024	775,200	63.40	775,200	$1,705.2
Total	2,730,300	$64.55	2,730,300

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

Trading Arrangements

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.21

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

Date: October 25, 2024