Form 10-K
period 2024-12-31
AMPHENOL CORP /DE/
filed 2025-02-07
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

(Address of principal executive offices, including zip code)

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

As of June 30, 2024, the aggregate market value of Amphenol Corporation Class A Common Stock (based upon the closing price of such stock on the New York Stock Exchange) held by non-affiliates was approximately $70,603 million.

As of January 31, 2025, the total number of shares outstanding of Registrant’s Class A Common Stock was 1,211,081,107.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which is expected to be filed within 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on our management’s assumptions and beliefs about future events or circumstances using information currently available, and, as a result, they are subject to risks and uncertainties. Forward-looking statements address events or developments that Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”) expects or believes may or will occur in the future. These forward-looking statements, which address the Company’s expected business and financial performance and financial condition, among other matters, may contain words and terms such as: “anticipate,” “believe,” “commit,” “continue,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “look ahead,” “may,” “ongoing,” “optimistic,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” and other words and terms of similar meaning.

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity, effective tax rate, interest rates, the expected timing for the closing of certain acquisitions or other matters. Although the Company believes the expectations reflected in all forward-looking statements are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. A description of some of these uncertainties and other risks is set forth under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report, as well as other reports filed with the Securities and Exchange Commission (“SEC”), including, but not limited to, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. There may be other risks and uncertainties not identified in these documents (that we either currently do not expect to have an adverse effect on our business or that we are unable to predict or identify at the time of this Annual Report) that may cause the Company’s actual future results to be materially different from those expressed in any forward-looking statements. Our forward-looking statements may also be impacted by, among other things, future tax, regulatory and other legal changes that may arise in any of the jurisdictions in which we operate.

The Company undertakes no obligation to update or revise any forward-looking statements except as required by law.

PART I

Item 1. Business

General

Amphenol Corporation is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial, high-speed and specialty cable. The Company estimates, based on recent reports of industry analysts, that worldwide sales of interconnect and sensor-related products were approximately $250 billion in 2024.

Certain predecessor businesses of the Company were founded in 1932, and the Company was incorporated under the laws of the State of Delaware in 1986. The Company’s Class A Common Stock (“Common Stock”) began trading on the New York Stock Exchange in 1991.

Reportable Business Segments

The Company’s strategy is to provide our customers with comprehensive design capabilities, a broad selection of products and a high level of quality and service on a worldwide basis, while maintaining continuing programs of productivity improvement and cost control. The Company aligns its businesses into three reportable business segments: (i) Harsh Environment Solutions, (ii) Communications Solutions and (iii) Interconnect and Sensor Systems. This alignment and segment structure reinforces the Company’s entrepreneurial culture and enables clear accountability of each of our business unit general managers, while enhancing the scalability of Amphenol’s business for the future. The Company has three segment managers who lead their respective reportable business segments, each reporting directly to the Company’s Chief Executive Officer. All segment information throughout this Annual Report is presented under our three reportable segments.

A description of each of our reportable business segments is as follows:

●Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, specialty cable, printed circuits and printed circuit assemblies and other products.

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, coaxial and high-speed cable, as well as antennas.

●Interconnect and Sensor Systems – the Interconnect and Sensor Systems segment designs, manufactures and markets a broad range of sensors, sensor-based systems, connectors and value-add interconnect systems.

The following table provides a summary of the end markets that we service and our key products within each of the three reportable business segments:

Reporting Segment	Harsh Environment Solutions	Communications Solutions	Interconnect and Sensor Systems

% of 2024 Net Sales:	29%	42%	29%

End Markets	● Automotive ● Commercial Aerospace ● Defense ● Industrial ● Information Technology and Data Communications ● Mobile Networks	● Automotive ● Broadband Communications ● Commercial Aerospace ● Defense ● Industrial ● Information Technology and Data Communications ● Mobile Devices ● Mobile Networks	● Automotive ● Commercial Aerospace ● Defense ● Industrial ● Information Technology and Data Communications ● Mobile Networks

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

Our Strategy

The Company’s overall strategy is to provide our customers with comprehensive design capabilities, a broad selection of products and a high level of quality and service on a worldwide basis, while maintaining continuing programs of productivity improvement and cost control. Specifically, our business strategy is as follows:

●Pursue broad market diversification - The Company constantly strives to increase the diversity of its markets, customers, applications and products. Due to the tremendous variety of opportunities in the electronics industry, management believes that it is important to participate wherever significant growth opportunities are available. This diversification positions us to proliferate our technologies across the broadest array of opportunities and reduces our exposure to any one particular market, thereby reducing the variability of our financial performance. An overview of the Company’s market and product participation is described under “Markets”.

●Develop high-technology performance-enhancing solutions - The Company seeks to expand the scope and number of its preferred supplier relationships with customers across its diverse end markets. The Company works closely with its customers at the design stage to create and manufacture innovative solutions. These products generally have higher value-added content than other interconnect, antenna and sensor products, and have been developed across the Company’s end markets. The Company is focused on technology leadership in the interconnect areas of radio frequency, power, harsh environment, high-speed and fiber optics, as well as antennas and sensors, as it views these technology areas to be of particular importance to our global customer base.

●Expand global presence - The Company is strategically expanding and shifting its global manufacturing, engineering, sales and service operations to better serve its existing customer base, penetrate developing markets and establish new customer relationships. As the Company’s global customers have grown their international operations to access developing world markets and lower manufacturing costs, the Company is continuing to expand and shift its international footprint in order to provide real-time capabilities to these customers. The majority of the Company’s international operations have broad capabilities, including new product development. The Company is also able to take advantage of the lower manufacturing costs in some regions, and has established low-cost manufacturing and assembly facilities around the world.

●Control costs - The Company recognizes the importance in today’s global marketplace of maintaining a competitive cost structure. Innovation, product quality and performance, and comprehensive customer service are not mutually exclusive with controlling costs. Controlling costs is part of a mindset. It is having the discipline to invest in programs that have a good return, maintaining a cost structure as flexible as possible to respond to changes in the marketplace, working with suppliers and vendors in a fair but prudent way to ensure a reasonable cost for materials and services and creating a mindset where managers manage the Company’s assets as if they were their own.

●Pursue strategic acquisitions and investments - The Company believes that the industry in which it operates is highly fragmented and continues to provide significant opportunities for strategic acquisitions. As a result, we continue to pursue acquisitions of high-potential companies with strong management teams that complement our existing business while further expanding our product lines, technological capabilities and geographic presence. We seek to enhance the performance of acquired companies by leveraging Amphenol’s position with customers across our diverse end markets, our leading technologies and our access to low-cost manufacturing around the world. In 2024, the Company invested approximately $2.2 billion to fund two acquisitions, while in 2023, the Company invested approximately $970 million to fund 10 acquisitions. Our acquisitions in 2024 and 2023 have strengthened our customer base and product offerings in many of our end markets and have brought new high-performing management teams into the Company. In particular, the acquisition in May 2024 of Carlisle Interconnect Technologies (“CIT”), a leading global supplier of harsh environment interconnect solutions, primarily to the commercial aerospace, defense and industrial end markets, with a wide range of products, including wire and cable, cable assemblies, contacts, connectors and sensors, represents one of the largest acquisitions in the Company’s history. Management believes that CIT’s wide range of products are highly complementary to Amphenol’s existing interconnect and sensor solutions.

●Foster collaborative, entrepreneurial management - Amphenol’s management system is designed to provide clear income statement and balance sheet responsibility in a flat organizational structure. Each general manager is enabled and incented to grow and develop their business and to think entrepreneurially in providing innovative, timely and cost-effective solutions to meet customer needs. In addition, Amphenol’s general managers have access to the resources of the larger organization and are encouraged to work collaboratively with their peers throughout the Company to meet the needs of the expanding marketplace and to achieve common goals. As the Company has grown, we have preserved this unique culture of entrepreneurship by ensuring that our executive organization can effectively drive the performance of and collaboration among our global general managers. The alignment of the Company’s businesses into three divisions (representing the Company’s reportable business segments), each led by a segment manager reporting directly to the Chief Executive Officer, reinforces this culture and enables clear accountability, while enhancing the scalability of the Company’s entrepreneurial organization.

Markets

The Company sells products to customers in a diversified set of end markets. For a discussion of certain risks related to the Company’s end markets, refer to the subsection titled “Risks Related to our End Markets” included in Part I, Item 1A. Risk Factors herein.

Automotive - Amphenol is a leading supplier of advanced interconnect systems, sensors and antennas for a growing array of automotive applications. In addition, Amphenol has developed advanced technology solutions for hybrid and electric vehicles and is working with leading global customers to proliferate these advanced interconnect products into next-generation automobiles. Sales into the automotive market represented approximately 20% of the Company’s net sales in 2024, with sales into the following primary end applications:

● antennas	● lighting
● charging stations	● passenger connectivity
● climate control	● power management
● electric vehicles	● safety and security systems
● engine management and control	● sensing systems
● exhaust monitoring and cleaning	● telematics systems
● hybrid vehicles	● transmission systems
● infotainment and communications

Broadband Communications - Amphenol is a world leader in broadband communication products for cable, satellite and telecommunications-based video and data networks, with industry-leading engineering, design and manufacturing expertise. The Company offers a wide range of products to service the broadband market, including customer premises and distribution cable, connectors and value-add interconnect products, passive components, active and passive fiber optic interconnect components, interconnect enclosures, as well as interconnect products integrated into headend equipment. Sales into the broadband communications market represented approximately 3% of the Company’s net sales in 2024, with sales into the following primary end applications:

● cable, satellite & telecommunications networks	● network switching equipment
● customer premises equipment	● satellite interface devices
● high-speed internet hardware	● set-top boxes

Commercial Aerospace - Amphenol is a leading provider of high-performance interconnect systems and components to the commercial aerospace market. In addition to connector and interconnect assembly products, the Company also provides rigid and flexible printed circuits, high-technology cable management products as well as sensors. Our products are specifically designed to operate in the harsh environments of commercial aerospace, while also providing substantial weight reduction, simplified installation and/or minimal maintenance. Sales into the commercial aerospace market represented approximately 6% of the Company’s net sales in 2024, with sales into the following primary end applications:

● aircraft and airframe power distribution	● in-flight entertainment
● avionics	● in-flight internet connectivity
● controls and instrumentation	● lighting and control systems
● engines	● wire bundling and cable management

Defense - Amphenol is a world leader in the design, manufacture and supply of high-performance interconnect systems for harsh environment aerospace and defense applications. Such products require superior performance and reliability under conditions of stress and in hostile environments such as vibration, pressure, humidity, radiation and rapid and severe temperature changes. Amphenol provides an unparalleled product breadth, from aerospace and defense specification connectors to customized high-speed board level interconnects; from flexible to rigid printed circuit boards; from backplane systems to completely integrated assemblies; and from sensors to sensor-based systems. Amphenol is a technology leader, participating in major programs from the earliest inception across each phase of the production cycle. Sales into the defense market represented approximately 11% of the Company’s net sales in 2024, with sales into the following primary end applications:

● airframe	● naval
● avionics	● ordnance and missile systems
● communications	● radar systems
● engines	● rotorcraft
● ground vehicles and tanks	● satellite and space programs
● homeland security	● unmanned aerial vehicles

Industrial - Amphenol is a technology leader in the design, manufacture and supply of high-performance interconnect systems, sensors and antennas for a broad range of industrial applications. Amphenol’s core competencies include application-specific industrial interconnect solutions utilizing integrated assemblies, including with both cable and flexible printed circuits, as well as high-power interconnects requiring advanced engineering and system integration. In particular, our innovative solutions facilitate the increasing demands of embedded computing, power distribution and electrification within industrial applications. Sales into the industrial market represented approximately 24% of the Company’s net sales in 2024, with sales into the following primary end applications:

● agricultural equipment	● marine
● alternative and traditional energy generation	● medical equipment
● batteries and hybrid drive systems	● oil and gas
● entertainment	● power distribution
● factory and machine tool automation	● public safety
● heavy equipment	● rail mass transit
● instrumentation	● semiconductor manufacturing equipment
● internet of things	● smart manufacturing
● LED lighting	● transportation

Information Technology and Data Communications - Amphenol is a global provider of interconnect solutions to designers, manufacturers and operators of internet-enabling systems. With our industry-leading high-speed, power and active and passive fiber optic interconnect technologies, together with superior simulation and testing capability and cost effectiveness, Amphenol is a market leader in interconnect development for the information technology and data communications (“IT datacom”) market. Our products enable a broad array of IT datacom systems and applications, including a growing range of systems to power artificial intelligence and machine learning. Whether industry standard or application-specific designs are required, Amphenol provides customers with products that enable performance at the leading edge of next-generation, high-speed, power and fiber optic technologies. Sales into the IT datacom market represented approximately 24% of the Company’s net sales in 2024, with sales into the following primary end applications:

● artificial intelligence (“AI”)	● servers
● cloud computing and data centers	● storage systems
● gaming systems	● transmission
● networking equipment	● web service providers

Mobile Devices - Amphenol designs and manufactures an extensive range of interconnect products, antennas and electromechanical components, including hinges, found in a wide array of mobile computing devices. Amphenol’s capability for high-volume production of these technically demanding, miniaturized products, combined with our speed of new product introduction, are critical drivers of the Company’s long-term success in this market. Sales into the mobile devices market represented approximately 9% of the Company’s net sales in 2024, with sales into the following primary end applications:

● consumer electronics	● production-related products
● mobile and smart phones, including accessories	● wearable and hearable devices
● mobile computing devices, including laptops, tablets and e-readers

Mobile Networks - Amphenol is a leading global interconnect solutions provider to the mobile networks market and offers a wide product portfolio, including antennas, cable, connectors and interconnect systems. The Company’s products are used in current and next generation wireless communications standards, including in 5G networks. In addition, the Company works with service providers around the world to offer an array of antennas and installation-related site solution interconnect products. Sales into the mobile networks market represented approximately 3% of the Company’s net sales in 2024, with sales into the following primary end applications:

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

The Company’s products are sold to thousands of original equipment manufacturers (or OEMs) in numerous countries throughout the world. The Company’s products are also sold to electronic manufacturing services (EMS) companies, to original design manufacturers (or ODMs) and to service providers, including telecommunications network service providers and web service providers. No single customer accounted for 10% or more of the Company’s net sales during the years ended December 31, 2024, 2023 and 2022.

The Company sells its products through its own global sales force, independent representatives and a global network of electronics distributors. The Company’s sales to distributors represented approximately 18% and 17% of the Company’s net sales in 2024 and 2023, respectively. In addition to product design teams and collaborative initiatives with customers, the Company uses key account managers to manage certain customer relationships on a global basis so that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

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

The Company’s manufacturing facilities are generally vertically integrated operations from the initial design stage through final design and manufacturing. The Company designs, manufactures and assembles its products at facilities in approximately 40 countries around the world. Our global coverage positions us near many of our customers’ locations and allows us to assist them in consolidating their supply base and lowering their production and logistics costs. In addition, the Company generally relies on local management in every region, which we believe creates a high degree of organizational stability and operational agility, as well as a deeper understanding of local markets. We believe our broad and balanced geographic distribution lowers our exposure to particular geographies. This was evident in recent years, as we were generally able to support our customers even if pandemic-related restrictions and other challenges were present in a particular geography. The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers, while at the same time offering a level of resiliency and diversification against local risks and challenges that may emerge in any single geography.

The Company employs a global manufacturing strategy to provide proximity and reliable service to customers, while also lowering production and logistics costs. Our strategy is to maintain strong cost and quality controls in our manufacturing and assembly operations. The Company evaluates and adjusts its expense levels and workforce to reflect current business conditions and attempts to maximize operating profitability as well as the return on capital investments. This strategy has been, and continues to be, critical to the Company’s ability to mitigate any potential supply chain constraints. The Company sources materials and components for its products on a worldwide basis. To better serve certain high-volume customers, the Company has established facilities near these major customers. The Company seeks to position its manufacturing and assembly facilities in order to serve local markets while coordinating, as appropriate, product design and manufacturing responsibility with the Company’s other operations around the world. For a discussion of certain risks related to the Company’s global operations, refer to the subsection titled “Risks Related to our Global Operations” included in Part I, Item 1A. Risk Factors herein.

Research and Development

The Company’s product development strategy is to rely on product design teams at most of our business units around the world working collaboratively with customers, which often results in the Company obtaining approved vendor status for its customers’ new products and programs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one- to three-year period. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. At the end of 2024, our research, development and engineering efforts, which relate to the creation of new and improved products and processes, were supported by approximately 4,600 of our employees and were performed primarily by individual business units focused on specific markets and product technologies.

Intellectual Property

We own a significant portfolio of patents that principally relate to mechanical, electrical, radio frequency, optical and electronic features of interconnect, antenna and sensor products. We also own a portfolio of trademarks and are a licensee of various patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon the laws of various jurisdictions and the use of the trademarks.

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

Raw Materials

The Company purchases a wide variety of raw materials for the manufacture of its products, including (i) precious metals such as gold, silver and palladium, (ii) aluminum, steel, copper, titanium and metal alloy products and (iii) plastic materials. The Company also purchases a wide variety of mechanical and electronic components for the manufacturing of its products. Such raw materials and components are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is generally not dependent upon any one source for raw materials or components or, if one source is used, the Company generally attempts to protect itself through long-term supply agreements. From time to time, the Company has encountered, and in the future may encounter, difficulties in obtaining certain raw materials or components necessary for production at reasonable costs due to supply chain constraints and logistical challenges, which may include regulatory restrictions and the imposition of additional tariffs. These difficulties may also negatively impact the pricing of materials and components sourced or used by the Company. While the Company does not currently anticipate significant, broad-based difficulties in obtaining raw materials or components necessary for production, inflationary pressures and increased commodity prices may impact the cost and availability of certain raw materials and components used by the Company and result in supply shortages for discrete raw materials or components. For a discussion of certain risks related to the availability of and dependence on raw materials and components, refer to the risk factor titled “The Company and certain of its suppliers and customers have experienced, and may in the future experience, difficulties obtaining certain raw materials and components, and the cost of certain of the Company’s raw materials and components may increase” in Part I, Item 1A. Risk Factors herein. Information regarding our obligations related to commitments to purchase certain goods and services is disclosed in Note 14 of the Notes to Consolidated Financial Statements.

Competition

The Company encounters competition in all areas of its business. The Company competes primarily on the basis of technology innovation, product quality and performance, price, customer service and delivery time. Primary competitors include Aptiv, Belden, CommScope, Eaton, Foxconn, Glenair, HARTING, Hirose, HUBER+SUHNER, ICT Luxshare, JAE, Jonhon, JST, Molex, Phoenix Contact, Radiall, Rosenberger, Sensata, TE Connectivity and Yazaki, among others. In addition, the Company competes with a large number of smaller companies who compete in specific geographies, markets or products. For a discussion of certain risks related to competition, refer to the risk factor titled “The Company encounters competition in all areas of our business” in Part I, Item 1A. Risk Factors herein.

Backlog and Seasonality

The Company estimates that its backlog of unfilled firm orders as of December 31, 2024 was approximately $6.1 billion compared with backlog of approximately $4.0 billion as of December 31, 2023. The increase in the Company’s backlog was primarily related to strong demand for the Company’s products that support AI applications, as well as contributions from the Company’s acquisition program. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may generally be cancelled prior to shipment of goods. It is expected that nearly all of the Company’s backlog will be filled within the next 12 months. A significant portion of the Company’s business, such as sales to the communications-related markets and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand. Generally, the Company does not experience significant seasonality in its business, although historically, the strongest quarters have typically been the last two quarters of our fiscal year.

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

For a discussion of certain risks related to government regulation, including export and import controls and sanctions, refer to the risk factors titled “The Company is exposed to political, economic, military and other risks related to operating in countries outside the United States, and changes in general economic conditions, geopolitical conditions, U.S. and other countries’ trade policies and other factors beyond the Company’s control may adversely impact its business and operating results,” “The Company must comply with complex export and import controls as well as economic sanctions and trade embargoes imposed by the United States government and other countries,” “Our business and financial results may be adversely affected by government contracting risks,” and “Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions, and our business reputation and financial results may be impaired by improper conduct by any of our employees, customers, suppliers, distributors or any other business partners,” in Part I, Item 1A. Risk Factors herein.

Human Capital Management and Our Culture

The Company’s success is closely tied to the capability, adaptability and accountability of our diverse, global organization. One of the key components of our business strategy is the fostering of a collaborative and entrepreneurial management culture. Each of our general managers operates in a flat organizational structure and is enabled and incented to grow and develop their business, with the support of the resources of the larger organization. We believe this structure, with approximately 140 general managers running unique, independent businesses, creates an environment and culture where each of our general managers has a more direct link to the success of their individual businesses and a more personal connection to the employees they oversee and the communities in which they operate.

As of December 31, 2024, the Company had approximately 125,000 employees worldwide, of which approximately 12,000 were located in the United States. Less than 10% of Amphenol’s U.S. workforce is represented by an independent trade union or covered by collective bargaining. The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Our Board of Directors (the “Board”) is actively involved in overseeing the Company’s employee-related strategies and practices as well as the Company’s culture. This oversight is conducted both directly and through certain of the Board’s committees. At each of its regularly scheduled quarterly meetings, the Board reviews changes in key personnel and, at least once a year, meets with management to discuss various human resources related topics. We believe the Company’s culture has been a critical component of the Company’s success and reinforcing that culture is a key responsibility of our executive management.

Our business spans the globe, and the employees in our facilities reflect the diversity of the communities in which we operate. At Amphenol, we promote and maintain a culture of respect and appreciation of differences in our employees. The Company generally relies on local management in every business unit to foster a strong culture consistent with the Company’s values and to be cognizant of local circumstances and requirements, which we believe creates a high degree of organizational stability and a deep commitment to our people and the local community. A key hallmark of our structure is our entrepreneurial culture that creates clear accountability for each of our general managers, who are our key business leaders. Our core management team is comprised of these general managers and their controllers, as well as our group general managers and executive management team. Women represented 22% of this core management team at the end of 2024. Of our total employees worldwide, approximately half are women.

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

The Company is focused on providing fair and competitive compensation and benefits to our employees around the world. In the U.S., in addition to competitive compensation, the Company maintains various employee benefits such as health and related insurance, retirement savings programs and health savings and flexible spending accounts. Outside the U.S., we maintain compensation and other benefits competitive with local market conditions.

Amphenol strives to be a positive influence in the communities in which we operate around the world. Most of our community outreach is organized by our local management teams, which helps ensure that our efforts are working in support of the local communities in which our employees live and work.

Sustainability Report

We have a shared commitment to create innovative products that enable our customers to improve the lives of people around the world, to support the well-being of our employees and communities and to sustain the health of our planet. We believe that long-term value for our Company is created through making sustainable business choices, building strong relationships with our stakeholders and engaging in good corporate governance. Whether through reducing our and our partners’ environmental footprint, following humane labor practices, supporting the development of our global team, ensuring the strength and integrity of our supply chain or giving back to our communities, we have always believed that it is not just good stewardship, but good business to focus on the long-term sustainability of Amphenol.

The Company publishes an annual sustainability report (“Sustainability Report”) to highlight our goals and areas of progress and success in sustainability matters, including climate-related topics. The Sustainability Report discusses our approach and progress on the environmental, social and governance (“ESG”) issues most significant to our business, including ESG-related strategies, programs, goals and metrics that demonstrate our commitment to our stakeholders. The Sustainability Report is designed to inform and engage the Company’s broad range of stakeholders, such as investors, customers, suppliers, employees and members of the communities in which we operate, among others. Our 2023 Sustainability Report was prepared in accordance with the Global Reporting Initiative (“GRI”) Standards framework and topics identified under the Sustainability Accounting Standards Board (“SASB”) standards and outlines board and executive-level oversight of climate-related risks and opportunities identified in the Task Force on Climate-Related Financial Disclosures (“TCFD”) recommendations. The SASB standards and GRI and TCFD frameworks encourage companies to disclose climate-related topics that are important to certain interested stakeholders, even if not material for purposes of the U.S. securities laws. Furthermore, the materiality standards under these frameworks and other regimes we may consider are different from, and often more expansive than, the materiality standard under the U.S. securities laws. Our 2023 Sustainability Report is available on our website at https://amphenol.com/sustainability. The items discussed in our 2023 Sustainability Report have not required material capital expenditures or operating expenses, nor caused material operational challenges or risks to the Company’s business or results of operations beyond those items disclosed in Item 1A. Risk Factors within the risk factors titled “The Company may be negatively impacted by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change and global warming,” and “The Company is subject to, and may continue to be subject to, incremental costs, risks and regulations associated with efforts to combat the negative effects of climate change.” Information included in our 2023 Sustainability Report and our website is not incorporated by reference in, and does not form part of, this Annual Report. Our 2024 Sustainability Report is expected to be released during the second quarter of 2025.

Available Information

The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including Amphenol, that file with the SEC. Any such documents that the Company files with the SEC can be obtained by the public on the SEC’s website at http://www.sec.gov. This Annual Report and all of the Company’s other filings with the SEC, such as quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are also available to view, free of charge, on the Company’s website, www.amphenol.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Also included on the Company’s website are press releases, information about the Company’s financial results and performance, and other information about the Company’s business. Copies of this Annual Report are also available without charge, from Amphenol Corporation, Investor Relations, 358 Hall Avenue, Wallingford, CT 06492. The information on our website is not incorporated by reference in this Annual Report.

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

RISKS RELATED TO OUR GLOBAL OPERATIONS

The Company is exposed to political, economic, military and other risks related to operating in countries outside the United States, and changes in general economic conditions, geopolitical conditions, U.S. and other countries’ trade policies and other factors beyond the Company’s control may adversely impact its business and operating results.

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. During 2024, non-U.S. markets constituted approximately 65% of the Company’s net sales, with China constituting approximately 22% of the Company’s net sales. The Company employs nearly 90% of its workforce outside the United States. The Company’s customers are located throughout the world, and the Company has many manufacturing, administrative and sales facilities outside the United States.

During the last few years, there have also been significant changes to U.S. and other countries’ trade policies, export control laws, sanctions, legislation, treaties and tariffs, including, but not limited to, U.S. trade policies and tariffs affecting China and certain of the other countries in which we operate. These changes have, in certain cases, increased our costs of doing business. There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. For example, effective February 4, 2025, the U.S. government implemented an additional 10% tariff on goods being imported from China and, in response, the Chinese government implemented a 15% tariff on certain goods being imported into China from the U.S. The U.S. has also announced additional 25% tariffs for goods imported into the U.S. from Mexico and Canada beginning in March 2025. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, what products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by the other countries in retaliation. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets or to some customers, which may result in declines in our sales and operating income. We have manufacturing facilities in certain jurisdictions that are authorized to operate under preferential duty and/or tariff programs that provide for reduced tariffs and/or eased import and export regulations and are subject to compliance with the terms of such programs, which have become stricter. Failure to comply with the terms of such programs could increase our manufacturing costs and adversely affect our business, operating results and financial condition. Additionally, it is possible that government policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

In addition to the risks noted above, a number of other legal, economic and geopolitical factors could have a material adverse effect on the Company’s business, operations, financial condition, liquidity and/or results of operations, such as:

●a global or regional economic slowdown or recession in any of the Company’s end markets (or a prolonging or intensification of such a slowdown or recession), which could negatively affect the financial condition of our customers and result in reduced demand;
●postponement of customer spending, in response to tighter credit, inflationary pressures, financial market volatility and other global economic factors;
●effects of significant changes in economic, monetary and/or fiscal policies, including interest rate changes by the U.S. Federal Reserve or other international central banking systems, foreign currency fluctuations, significant income tax changes and inflationary pressures;
●intergovernmental and other conflicts or actions, including, but not limited to, armed conflict, such as the ongoing military conflicts between Ukraine and Russia, as well as between Israel and its adversaries in the Middle East, trade wars, cyberattacks and acts of terrorism or war;
●employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which the Company currently operates;
●industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●difficulties protecting intellectual property;
●longer payment cycles;
●changes in exchange control regulations, including any government actions that prohibit, limit or increase the cost of paying a dividend or otherwise moving cash between the Company’s subsidiaries located in different countries;
●credit risks and other challenges in collecting accounts receivable; and
●changes in assumptions, such as discount rates, along with lower than expected investment returns and performance related to the Company’s benefit plans.

We may be negatively impacted by adverse public health developments, including epidemics and pandemics.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, operations, financial condition, liquidity and results of operations. This was particularly evident during the COVID-19 pandemic, which resulted in disruptions to our offices and manufacturing facilities around the world, as well as the facilities of our suppliers, customers and our customers’ contract manufacturers. These disruptions included government regulations that inhibited our ability to operate certain of our facilities in the ordinary course, travel restrictions, supplier constraints, supply chain interruptions, logistics challenges and limitations, labor disruptions and reduced demand from certain customers. Future disruptions from similar harmful public health developments could have a material adverse impact on our business, operations, financial condition, liquidity and results of operations.

The Company and certain of its suppliers and customers have experienced, and may in the future experience, difficulties obtaining certain raw materials and components, and the cost of certain of the Company’s raw materials and components may increase.

The Company uses basic materials like aluminum, steel, copper, titanium, metal alloys, gold, silver, palladium and plastic resins in its manufacturing processes as well as a variety of components and relies on third-party suppliers to secure these materials and components. In the past, prices for these and certain other basic materials have experienced significant volatility. While the Company does not currently anticipate significant, broad-based difficulties in obtaining raw materials or components necessary for production, it has, from time to time, experienced certain difficulties, and inflationary pressures and increased commodity prices may impact the cost and availability of certain raw materials and components used by the Company and result in supply shortages for discrete raw materials or components. Moreover, the Company may not be able to pass along any increased raw material or component prices to its customers and may not be able to procure and obtain sufficient quantities of raw materials and components in a timely manner and at acceptable prices from our suppliers. In limited instances, we depend on a single source of supply or participate in commodity markets that may be served by a limited number of suppliers. Delays in obtaining supplies may result from a number of factors affecting our suppliers, and any delay could impair our ability to deliver products to our customers. The cost and availability of raw materials may fluctuate significantly due to external factors including, but not limited to, product scarcity, war or other armed conflict, logistical challenges, disruptions caused by climate change and adverse weather conditions, commodity market fluctuations, currency fluctuations, governmental policies and regulations such as trade tariffs and import restrictions, as well as pandemics and epidemics, which may, in turn, negatively impact our results of operations and financial condition.

Cybersecurity incidents affecting our information technology systems could disrupt business operations or cause the release of highly sensitive confidential or personal information, resulting in adverse impacts to our reputation and operating results and potentially leading to litigation and/or governmental investigations, fines and other penalties.

We rely on information technology systems provided by third-party providers and our own information technology systems for critical operations and face numerous and evolving cybersecurity threats and techniques used to disrupt operations and gain unauthorized access to these systems. These threats may arise from diverse threat actors such as state-sponsored organizations and opportunistic hackers and hacktivists, as well as through diverse attack vectors, including, but not limited to, malware, social engineering/phishing, credential harvesting, ransomware, malfeasance by insiders, human or technological error and other increasingly sophisticated attacks. Cyberattacks continue to expand and evolve, making it difficult to detect and prevent such threats from impacting the Company. Globally, there continues to be an elevated volume of cyber threats, exploitation of previously unknown software vulnerabilities, ransomware attempts and social engineering attacks, such as phishing and impersonation, and attackers increasingly use tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. The proliferation of Internet of Things (“IoT”) devices and Operational Technology (“OT”) systems has expanded the potential points of entry for an unauthorized user to access a system or network. Threat actors are targeting IoT and OT systems to disrupt critical infrastructure or gain lateral access to corporate networks. In addition, the rise of AI and machine learning has led to more sophisticated and deceptive attacks. Cybercriminals are increasingly using AI-generated deepfake videos, audio and text to deceive individuals and organizations. These attacks can be used for impersonation in social engineering and fraud. Attackers can manipulate systems in new ways and more easily perform functions at scale. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or avoid a material adverse impact to our business.

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

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully complied with or effective in protecting our information technology systems. The Company and third-party providers upon whom we may rely for certain information technology services have been, and expect to continue to be, a target of various cybersecurity attacks, including, but not limited to, ransomware attacks, phishing and other sophisticated threats. While the impact of previous attacks has not been material, future cybersecurity incidents could lead to unauthorized access to and potentially impair the Company’s information technology systems, products, customers, suppliers and third-party service providers. Cybersecurity incidents could potentially result in the disruption of our business operations and/or misappropriation, destruction or corruption of critical data and confidential, personal, or proprietary information. Cybersecurity events could also result in the loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential or personal information. Cybersecurity incidents could also result from unauthorized parties gaining access to our systems or information through fraudulent or other means of deceiving our employees, suppliers or third-party service providers. Our and key third-party information technology systems and infrastructure are susceptible to disruptions from cybersecurity incidents, ransomware attacks, security breaches, computer viruses, security vulnerabilities or “bugs” in software or hardware, outages, systems failures, natural disasters, adverse public health developments, or other catastrophic events, any of which could result in reputational damage that may cause the loss of existing or future customers, the loss of our intellectual property, the release of highly sensitive confidential or personal information, the inability to access critical data and other operational disruptions, litigation with third parties (including class actions) and/or governmental investigations, fines and other penalties, among other things, which could have a material adverse effect on our business, financial condition and results of operations. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

We and our business partners maintain significant amounts of data electronically in locations around the world.  This data relates to all aspects of our business, including financial information and current and future products under development, and also contains certain customer, supplier, partner and employee data, such as personal information. There is a risk of intrusion, cyberattacks or tampering that could compromise the integrity and privacy of this data or make the data inaccessible to us. In addition, in certain cases, we outsource to third-party business partners. Those partners may also be subject to data intrusion or a cyberattack. Any compromise of the data could substantially disrupt our operations, impact future business opportunities, harm our customers, employees and other business partners, damage our reputation, violate applicable laws, regulations, policies and contractual obligations and subject us to potentially significant costs and liabilities, including litigation or other enforcement actions.

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. Privacy laws and regulations around the world including, for example, in the European Union (“EU”), People’s Republic of China, the state of California, and several other U.S. states, impose significant obligations for companies on how they collect, store, protect, process and transfer personal information and can impose significant fines for non-compliance. The potential for fines, penalties and other related costs in the event of a breach of or non-compliance with any existing and forthcoming information security or privacy laws and requirements may have an adverse effect on our financial results. For further discussion of the Company’s risk management, strategy, and governance around cybersecurity, refer to Part I, Item 1C. Cybersecurity herein.

The Company may be negatively impacted by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change and global warming.

From time to time, extreme weather conditions and natural disasters have negatively impacted, and may continue to negatively impact, portions of our operations, as well as the operations of our suppliers, vendors, customers and distributors. Such unpredictable weather conditions and natural disasters including, but not limited to, severe storms, earthquakes, fires, droughts, floods, hurricanes, tornadoes, and stronger and longer-lasting weather patterns, including heat waves and freezes and ambient temperature or precipitation changes, and their consequences and effects have, in the past, temporarily disrupted our business operations both in the United States and abroad. Climate change may exacerbate certain such events and may also contribute to other changes that could also adversely impact our operations. These events could cause some of the Company’s operations to suffer from supply chain disruptions and potential delays in fulfilling customer orders or order cancellations altogether, lost business and sales, increased costs, energy and water scarcity, changing costs or availability of insurance, and/or property damage or harm to our people, each and all of which could have an adverse effect on our business, operations, financial condition and results of operations.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions, and our business reputation and financial results may be impaired by improper conduct by any of our employees, customers, suppliers, distributors or any other business partners.

Doing business on a worldwide basis requires us and our subsidiaries to comply with the anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions, and our failure to comply with these rules and regulations may expose us to significant liabilities. These laws and regulations may apply to companies, individual directors, officers, employees, subcontractors and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. In addition, some of the foreign locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating U.S. and foreign anti-corruption laws.

There can be no assurance that our policies and procedures designed for complying with applicable U.S. and foreign laws and regulations will be effective in preventing our directors, officers, employees, subcontractors and agents from taking actions that violate these legal requirements. Violations of these legal requirements could subject us to criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts and other remedial measures. In addition, any actual or alleged violations could disrupt our operations, cause reputational harm, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Our performance is dependent on our ability to attract, recruit, hire and retain skilled personnel, including our various management teams. It is possible that scarce labor market conditions, which the Company has experienced from time to time, could have an adverse effect on our ability to attract, recruit, hire and retain skilled employees, which in turn, could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, our business could also be adversely impacted by any ongoing increases in labor costs, including wages and benefits.

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

The Company is dependent on end market dynamics to sell its products, and some of the Company’s end markets are subject to cyclical and at times rapid periods of reduced demand.

The Company is dependent on end market dynamics to sell its products, and its operating results could be adversely affected by cyclical and at times rapid periods of reduced demand in any of its end markets. Demand for products can be subject to rapid changes arising from a wide variety of factors, including new technology developments, changes in general economic conditions, consolidation within an industry, changes in access to financing, competition, new legislation and regulation, prolonged work stoppages or other disputes with labor unions and governmental budgetary constraints, among many other factors. Periodic downturns in any of our customers’ end markets can significantly reduce demand for certain of our products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

RISKS RELATED TO ACQUISITIONS

The Company has at times experienced difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses.

The Company has completed numerous acquisitions in recent years, including two in 2024 and 10 in 2023. The Company anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy. From time to time, the Company experiences difficulty and unanticipated expenses associated with purchasing and integrating acquisitions, and acquisitions do not always perform and deliver the financial benefits expected. In addition, the Company may not be able to close acquisitions as anticipated, or at all. The Company has also experienced challenges at times following the acquisition of a new company or business, including, but not limited to, managing the operations, manufacturing facilities and technology; maintaining and increasing the customer base; or retaining key employees, suppliers and distributors. In certain limited cases, the Company has pursued indemnification claims against seller(s) of an acquired business or sought recovery under third party insurance policies for pre-acquisition liabilities, breaches of representations, warranties or covenants or for other reasons provided for in the relevant acquisition agreement or insurance policy. To the extent we pursue indemnification claims against such seller(s) or insurers, such seller(s) or insurers may successfully contest such claims and/or may not have the financial capacity to compensate us for such claims, or such claims may otherwise be difficult or impractical to enforce. We cannot predict or guarantee whether and to what extent anticipated cost savings, benefits, margin improvements and growth prospects will be achieved from recent or future acquisitions.

The Company may in the future incur goodwill and other intangible asset impairment charges.

On December 31, 2024, the total assets of the Company were $21.4 billion, which included $8.2 billion of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired) and $1.2 billion of other intangible assets, net. The Company performs annual evaluations (or more frequently, if necessary) for the potential impairment of the carrying value of goodwill and other intangible assets. Such evaluations to date have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill and other intangible assets. Furthermore, we cannot provide assurance that impairment charges in the future will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes more severe, or if acquisitions and investments made by the Company fail to achieve expected returns.

RISKS RELATED TO OUR LIQUIDITY AND CAPITAL RESOURCES

The Company’s credit agreement and senior notes contain certain requirements, which if breached, could have a material adverse effect on the Company.

The third amended and restated credit agreement governs our $3.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”), which also backstops the Company’s U.S. commercial paper program (“U.S. Commercial Paper Program”) and Euro commercial paper program (“Euro Commercial Paper Program”, and together with the U.S. Commercial Paper Program, “Commercial Paper Programs”). The Revolving Credit Facility contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. The ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility. Upon the occurrence of an event of default under the Revolving Credit Facility, the lenders could terminate all commitments to extend further credit and elect to declare amounts outstanding thereunder to be immediately due and payable, which could result in the acceleration of certain of the Company’s other indebtedness and the Company not having sufficient assets to repay indebtedness under the Revolving Credit Facility and such other debt instruments. As of December 31, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of 2024, and the Company may make additional borrowings under any of its debt instruments from time to time.

In addition to the Revolving Credit Facility, the Company’s various senior notes, some of which were issued during 2024, also impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. While the Company is compliant with all such requirements as of December 31, 2024, there can be no assurance that the Company will remain in compliance with such requirements.

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

The Company is subject to interest rate volatility with regard to existing and future issuances of debt. The Company monitors its mix of fixed-rate and variable-rate debt, as well as its mix of short-term and long-term debt. As of December 31, 2024, less than 1% of the Company’s outstanding borrowings were subject to floating interest rates. To the extent that interest rates change related to floating rate debt and the Company borrows under any of our floating rate debt instruments in the future (Commercial Paper Programs as well as our Revolving Credit Facility), our interest expense and interest payments will be impacted accordingly. There can be no assurance that interest rates will not change significantly from current levels.

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

The Company must comply with complex export and import controls as well as economic sanctions and trade embargoes imposed by the United States government and other countries.

Certain of our products, including purchased components of such products, are subject to U.S. and non-U.S. export control laws and regulations, and may be exported only with the required export license or through an export license exception. In addition, we are required to comply with certain U.S. and non-U.S. economic sanctions and trade embargoes that restrict our ability to transact or deal with certain persons, countries, regions, and governments. These laws and regulations are complex, may change frequently and without prior notice, have generally become more stringent over time and have intensified under recent U.S. administrations, especially in light of ongoing tensions between the U.S. and China, as well as other countries. For example, in 2019, the U.S. government added certain companies based in China to the “Entity List” maintained by the U.S. Department of Commerce, which imposes additional restrictions on sales to such companies. Since 2019, numerous other companies have been added to that list. Further, in 2022, the U.S. Commerce Department’s Bureau of Industry Security (“BIS”) released new export control regulations that restrict the provision to China of certain technology, software, manufacturing equipment and commodities that are used to make certain advanced computing integrated circuits (“ICs”) and supercomputers. These changes include new restrictions on the ability of U.S. companies to provide certain services to any facility in China that manufactures certain advanced ICs. Since 2022, numerous other related rules and regulations have been implemented by BIS. In response to these regulations, the Chinese government has implemented its own set of import and export rules and regulations and added certain U.S.-based companies to the Chinese government’s “Unreliable Entity List”, which imposes additional restrictions on such companies. Although, to date, none of such restrictions have had a material adverse effect on the Company’s business, financial condition and results of operations, the U.S. and Chinese governments have the power to place even greater restrictions, and such restrictions could further limit or prohibit the Company from selling its products or providing its services. In addition, we cannot ensure that our policies and procedures designed to maintain compliance with applicable rules and regulations will be effective in preventing instances of non-compliance. If we were to fail to comply with applicable export control restrictions (for example, by failing to obtain required export licensing), customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines, the incarceration of responsible employees and managers, reputational harm, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Changes in fiscal and tax policies, audits and examinations by taxing authorities could impact the Company’s results.

The Company is subject to tax in all jurisdictions in which it operates, including the Company’s two largest markets, the U.S. and China. Any future examinations, changes in tax laws, regulations, accounting standards for income taxes and/or other tax guidance could materially impact the Company’s current and non-current tax liabilities, along with deferred tax assets and liabilities, and consequently, our financial condition, results of operations or cash flows.

The Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduced several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases, was enacted into law in 2022. Companies were required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but did not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the years ended December 31, 2024 and 2023. However, the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released.

The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework, known as Pillar Two, provides guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The EU member states have agreed to adopt these rules in two stages. The first component became effective on January 1, 2024, and the second component became effective on January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on a similar timeline. Certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework, while several other countries are expected to also implement similar legislation with varying effective dates in the future. When and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions.

We may experience difficulties in enforcing our intellectual property rights, which could result in loss of market share, and we may be subject to claims of infringement of the intellectual property rights of others.

We rely on patent and trade secret laws, copyright, trademark, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights. Despite our efforts, these protections may be limited and, from time to time, we encounter difficulties in protecting our intellectual property rights, particularly in certain countries outside the U.S. We cannot provide assurance that the patents that we hold or may obtain will provide meaningful protection against our competitors. Changes in laws concerning intellectual property, or the enforcement of such laws, may affect our ability to prevent or address the misappropriation of, or the unauthorized use of, our intellectual property, potentially resulting in loss of market share. Litigation may be necessary to enforce our intellectual property rights. Litigation is inherently uncertain, and outcomes are unpredictable. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

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

The insurance coverages that the Company maintains may not apply to all types of claims and proceedings, and, where insurance exists, the amount of insurance coverage may not be adequate to cover the total claims and liabilities. In some cases, particularly with respect to product warranty claims from customers, we self-insure against this risk, meaning that any product liability claims will likely have to be paid from Company funds and not by insurance. Any current or future substantial liabilities or regulatory actions could have a material adverse effect on our business, financial condition, cash flows and reputation.

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

There is increased public awareness regarding climate change. This increased focus has led to certain international treaties and agreements and legislative and regulatory efforts. In addition to the risks discussed under the risk factor titled “The Company may be negatively impacted by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change and global warming,” the Company may also be subject to larger, global climate change initiatives, laws, regulations or orders which seek to reduce greenhouse gas (“GHG”) emissions. In addition to government requirements, certain of our customers are also imposing climate-related requirements on their suppliers, including us. Any failure, or perceived failure, to comply with these requirements may result in reduced demand for our products, reputational harm, or other adverse impacts to our business.

Given our global manufacturing presence, any future regulations relating to GHG emissions and/or other climate change-related laws and regulations, beyond initiatives already in process at the Company, could subject us to additional and/or unforeseen compliance costs and limitations, increased energy and raw material costs and incremental capital expenditure requirements. In addition, certain governmental bodies have adopted, and are considering adopting additional, mandatory climate-related reporting obligations, and potentially GHG emissions reduction requirements, and these regulatory developments, to the extent we are subject to them, will likely result in increased corporate and operational general and administrative efforts and associated costs and expenses.

In recent years, both U.S. and foreign regulations have evolved, and there have been various new laws around the world that have been passed and will require additional ESG-related disclosure. For example, in Europe, the EU finalized the Corporate Sustainability Reporting Directive, which introduces more prescriptive sustainability reporting requirements for EU companies as well as certain non-EU companies. In March 2024, in the U.S., the SEC issued a new rule (Final Rule 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors), which mandates certain climate- and emissions-related disclosure and financial statement requirements that SEC registrants will be required to comply with in their public filings. Although the SEC issued an order staying the new rule in April 2024 pending litigation challenging the new rule, the Company continues to review, evaluate and implement the necessary processes in order to comply with this new rule. The Company’s adoption of and compliance with this new rule could result in additional costs to the Company or other adverse impacts to our business, financial condition or results of operations. This new SEC rule follows actions from certain U.S. states that continue to propose and/or pass their own ESG-related laws, certain of which came into effect in the last few years. For example, on October 7, 2023, the governor of California signed and enacted into law two climate-related disclosure bills (Senate Bill-253, Climate Corporate Data Accountability Act and Senate Bill-261, Greenhouse Gases: Climate-Related Financial Risk), which will require compliance as early as 2026. Such laws are not uniform and may be inconsistently applied, which can increase the complexity and cost of compliance as well as any associated litigation or enforcement risks.

In addition to the requirement to comply with these enacted laws and regulations and other potential mandatory ESG requirements, any future regulatory changes in any of the jurisdictions in which we operate, in addition to those already enacted, could result in transition risks to the Company, including, but not limited to: (i) the nature and timing of any requirement to lower GHG emissions and adopt more energy-efficient energy use, which could result in changes or disruptions to the way the Company operates, (ii) financial risks where the compliance with such regulations requires unforeseen capital expenditures and becomes costly or financially burdensome, (iii) legal risks associated with the failure to adapt to or comply with future climate change-related regulations, (iv) risks of climate litigation associated with our disclosures and/or operations; (v) risks associated with the implementation of any new technologies required to comply with such regulations, which could impede our ability to develop new products, meet customer and market demand or compete on pricing and quality in the market, and/or (vi) reputational risks associated with our customers’

and investors’ perceptions of the Company and their preferences for maintaining relationships with companies with lower emissions, all of which could harm our reputation in the marketplace.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented an information security and cybersecurity risk management program (“Program”) intended to protect and preserve the confidentiality, integrity and availability of our data and information technology systems. Our Program takes a risk-based approach and is integrated into our overall enterprise risk management program. We use the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”) as a benchmark to ensure that our Program is maintained in line with industry best practices. This does not imply that we meet any particular technical standards, specifications or requirements, but it does mean that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

The Company maintains a decentralized information technology infrastructure, where each of our business units utilizes a separate and distinct information technology system. This means that if any business unit’s systems are compromised, there is less risk that another business unit will be impacted by that event. This decentralized structure also allows our information security professionals embedded within an individual business unit to make quick, efficient decisions when changes or actions are needed and provides an additional safeguard for our data and systems.

Our Program includes:

●periodic risk assessments and penetration tests, which are integrated within our enterprise risk management framework processes, designed to identify cybersecurity and technology risks, as well as to formulate management actions to respond to, mitigate and remediate material issues (if any);

●annual management reporting to the Board;

●reporting of the scope, objectives and results of internal audits on the procedures performed to validate the effectiveness of our control environment related to our information security systems and security controls to the Audit Committee at least two times a year;

●annual cybersecurity awareness training, including phishing simulation campaigns, to educate employees on recognizing cybersecurity threats and preventing actions that could unintentionally grant unauthorized access to our systems;

●deployment of endpoint protection software, supported by external managed services, to attempt to proactively detect and block malicious code from affecting our systems;

●a cross-functional team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents;

●the use of external service providers, where appropriate, to assess risk, monitor alerts, perform penetration testing or otherwise assist with aspects of our security controls and response to cybersecurity incidents; and

●a documented framework and supporting processes for handling security incidents that facilitates coordination across multiple parts of the Company.

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

Cybersecurity Governance

Our Board maintains oversight responsibility relating to our Program, with assistance from the Audit Committee. At least annually, our management team (including the leaders of our Information Technology and Internal Audit teams) provides an update regarding our Program to the Board. This update provides an overall assessment of the effectiveness of our Program and a review of areas of focus for the upcoming year. The Board also receives periodic reports from our Vice President, Internal Audit, on the audit focus areas and control testing related to our information security systems and security controls, and our management team updates the Board, as necessary, regarding any significant cybersecurity incidents.

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

Item 2. Properties

The Company’s fixed assets include factories and warehouses and a substantial quantity of machinery and equipment. The Company’s factories, warehouses and machinery and equipment are generally in good operating condition, are reasonably maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2024, the Company operated approximately 300 manufacturing facilities with approximately 31 million square feet, of which approximately 23 million square feet were leased. Manufacturing facilities located in the U.S. had approximately 6 million square feet, of which approximately 3 million square feet were leased. Manufacturing facilities located outside the U.S. had approximately 25 million square feet, of which approximately 20 million square feet were leased. The square footage by segment related to our manufacturing facilities was approximately 10 million square feet, 12 million square feet and 9 million square feet for the Harsh Environment Solutions segment, Communications Solutions segment and Interconnect and Sensor Systems segment, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company effected the initial public offering of its Class A Common Stock (“Common Stock”) in November 1991. The Company’s Common Stock has been listed on the New York Stock Exchange since that time under the ticker symbol “APH.” As of January 31, 2025, there were 30 holders of record of the Company’s Common Stock. A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its Common Stock.

Stock Split

On May 20, 2024, the Company announced that its Board of Directors (the “Board”) approved a two-for-one split of the Company’s Common Stock. The stock split was effected in the form of a stock dividend paid to stockholders of record as of the close of business on May 31, 2024. The additional shares were distributed on June 11, 2024, and the Common Stock began trading on a split-adjusted basis on June 12, 2024. The shares of Common Stock retain a par value of $0.001 per share. As a result of the stock split, stockholders received one additional share of Common Stock for each share held as of the record date. There was no change in the number of authorized shares of common stock of the Company as a result of the stock split. All current and prior year data impacted by the stock split and presented throughout this Annual Report, including, but not limited to, number of shares and per share information, earnings per share, stock-based compensation data and dividends per share amounts, among others, have been adjusted to reflect the effect of the stock split and to conform to the current year presentation.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of Amphenol over a period of five years ending December 31, 2024 with the performance of the Standard & Poor’s 500 (“S&P 500”) Stock Index and the Dow Jones U.S. Electrical Components & Equipment Index. This graph assumes that $100 was invested in our Common Stock and each index on December 31, 2019, reflects reinvested dividends, and is weighted on a market capitalization basis as of the beginning of each year. Each reported data point below represents the last trading day of each calendar year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock.

The following table sets forth the dividends declared per common share during each quarter of 2024 and 2023:

	2024	2023
First Quarter	$0.11	$0.105
Second Quarter	0.11	0.105
Third Quarter	0.165	0.105
Fourth Quarter	0.165	0.11
Total	$0.55	$0.425

Dividends declared and paid for the years ended December 31, 2024 and 2023 (in millions) were as follows:

	2024	2023
Dividends declared	$662.9	$507.4
Dividends paid (including those declared in the prior year)	595.1	500.6

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

Repurchase of Equity Securities

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2.0 billion of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three months and year ended December 31, 2024, the Company repurchased 2.4 million and 7.0 million shares of its Common Stock for $168.9 million and $463.7 million, respectively, under the 2024 Stock Repurchase Program. Of the total repurchases made in 2024, 4.2 million shares, or $287.5 million, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From January 1, 2025 to January 31, 2025, the Company repurchased 0.7 million additional shares of its Common Stock for $50.7 million, and, as of February 1, 2025, the Company has remaining authorization to purchase up to $1,485.6 million of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company could purchase up to $2.0 billion of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the year ended December 31, 2024, the Company repurchased 4.1 million shares of its Common Stock for $225.6 million under the 2021 Stock Repurchase Program. All of the repurchased shares under the 2021 Stock Repurchase Program during 2024 have been retired by the Company. As a result of these repurchases, the Company completed all repurchases authorized under the 2021 Stock Repurchase Program, and, therefore, the 2021 Stock Repurchase Program has terminated.

The Company’s stock repurchases during the three months and year ended December 31, 2024 were as follows, adjusted to give effect to the two-for-one stock split discussed above and in Note 1 of the Notes to Consolidated Financial Statements:

(dollars in millions, except price per share)			Total Number of Shares	Maximum Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
First Quarter – 2024	2,858,200	$53.80	2,858,200	$72.7
Second Quarter – 2024	3,068,840	62.05	3,068,840	1,881.4
Third Quarter – 2024	2,730,300	64.55	2,730,300	1,705.2

Fourth Quarter – 2024:
October 1 to October 31, 2024	821,200	66.20	821,200	1,650.8
November 1 to November 30, 2024	833,700	71.53	833,700	1,591.2
December 1 to December 31, 2024	753,800	72.79	753,800	$1,536.3
	2,408,700	70.11	2,408,700

Total – 2024	11,066,040	$62.29	11,066,040

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the financial condition and results of operations for the years ended December 31, 2024, 2023 and 2022 has been derived from and should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”). The Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 7 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Stock Split

On May 20, 2024, the Company announced that its Board of Directors (the “Board”) approved a two-for-one split of the Company’s Class A Common Stock (“Common Stock”). The stock split was effected in the form of a stock dividend paid to stockholders of record as of the close of business on May 31, 2024. The additional shares were distributed on June 11, 2024, and the Common Stock began trading on a split-adjusted basis on June 12, 2024. The shares of Common Stock retain a par value of $0.001 per share. All current and prior year data impacted by the stock split and presented in this Item 7 and throughout this Annual Report herein, including, but not limited to, number of shares and per share information, earnings per share, stock-based compensation data and dividends per share amounts, among others, have been adjusted to reflect the effect of the stock split and to conform to the current year presentation. Refer to Note 1 of the accompanying Notes to Consolidated Financial Statements for further information related to the stock split.

Overview

General

Amphenol is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial, high-speed and specialty cable. In 2024, approximately 65% of the Company’s sales were outside the United States. The primary end markets for our products are:

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

Reportable Business Segments

The Company aligns its businesses into the following three reportable business segments:

●Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, specialty cable, printed circuits and printed circuit assemblies and other products for use in the industrial, defense, commercial aerospace, automotive, mobile networks and information technology and data communications end markets.

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, coaxial and high-speed cable, as well as antennas, for use in the information technology and data communications, mobile devices, industrial, mobile networks, broadband communications, automotive, commercial aerospace and defense end markets.

●Interconnect and Sensor Systems – the Interconnect and Sensor Systems segment designs, manufactures and markets a broad range of sensors, sensor-based systems, connectors and value-add interconnect systems used in the automotive, industrial, information technology and data communications, mobile networks, defense and commercial aerospace end markets.

This alignment reinforces the Company’s entrepreneurial culture and enables clear accountability of each of our business unit general managers, while enhancing the scalability of Amphenol’s business for the future. For further details related to the Company’s reportable business segments, refer to Note 13 of the Notes to Consolidated Financial Statements herein.

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

In 2024, the Company reported net sales, operating income and net income attributable to Amphenol Corporation of $15,222.7, $3,156.9, and $2,424.0, respectively, representing an increase of 21%, 23% and 26% from 2023, respectively. In 2024, the Company’s net income attributable to Amphenol Corporation was impacted by (a) excess tax benefits of $142.6 related to stock-based compensation resulting from stock option exercises and (b) a discrete tax benefit of $18.6 related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, partially offset by (c) acquisition-related expenses of $145.6 ($119.3 after-tax) comprised primarily of (i) external transaction costs associated with acquisitions and the amortization related to the value associated with acquired backlog resulting from the Carlisle Interconnect Technologies (“CIT”) acquisition (such acquisition-related expenses aggregating $127.4 are presented separately in the Consolidated Statements of Income) and (ii) the amortization of acquisition-related inventory step-up costs of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Consolidated Statements of Income). In 2023, the Company’s net income attributable to Amphenol Corporation was impacted by (a) excess tax benefits of $82.4 related to stock-based compensation resulting from stock option exercises and (b) the gain of $5.4 on a bargain purchase acquisition that closed in the second quarter of 2023, partially offset by (c) acquisition-related expenses of $34.6 ($30.2 after-tax) comprised primarily of external transaction costs, as well as the amortization of $12.4 related to the value associated with acquired backlog resulting from three of the acquisitions that closed in 2023. Excluding the effects of these items, Adjusted Operating Income and Adjusted Net Income attributable to Amphenol Corporation both increased by 27% in 2024 compared to 2023. Adjusted Operating Income and Adjusted Net Income attributable to Amphenol Corporation are both non-GAAP financial measures, each as defined in the “Non-GAAP Financial Measures” section below and reconciled within this Part II, Item 7. Sales and profitability trends are discussed in detail in “Results of Operations” below. In addition, a strength of the Company has been its ability to consistently generate net cash provided by operating activities (“Operating Cash Flow”). The Company uses Operating Cash Flow to fund capital expenditures and acquisitions, repurchase shares of the Company’s Common Stock, pay dividends and reduce indebtedness. In 2024, the Company generated Operating Cash Flow of $2,814.7 and Free Cash Flow of $2,157.1, compared to Operating Cash Flow of $2,528.7 and Free Cash Flow of $2,159.9 in 2023. Free Cash Flow, a non-GAAP financial measure, is defined in the “Non-GAAP Financial Measures” section below and reconciled within this Part II, Item 7.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduced several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases, was enacted into law in 2022. Companies were required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but did not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the years ended December 31, 2024 and 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

Pillar Two Framework

The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework, known as Pillar Two, provides guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The European Union (“EU”) member states have agreed to adopt these rules in two stages. The first component became effective on January 1, 2024, and the second component became effective on January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on a similar timeline. Certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework, while several other countries are expected to also implement similar legislation with varying effective dates in the future. When and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions. The Company has done a preliminary review of currently enacted legislation. The initial implementation did not have a material impact on the Company’s consolidated financial statements during the year ended December 31, 2024, and it is not currently expected to have a material impact on the Company’s operations, financial condition or cash flows in the future. However, the Company will continue to evaluate the potential impact of Pillar Two on the Company and its results as additional countries adopt legislation and issue individual guidance on their enacted legislation.

Results of Operations

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the years indicated.

	Year Ended December 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.2	67.5	68.1
Acquisition-related expenses	0.8	0.3	0.2
Selling, general and administrative expenses	12.2	11.9	11.3
Operating income	20.7	20.4	20.5
Interest expense	(1.4)	(1.1)	(1.0)
Gain on bargain purchase acquisition	—	—	—
Other income (expense), net	0.5	0.2	0.1
Income before income taxes	19.8	19.6	19.5
Provision for income taxes	(3.7)	(4.1)	(4.4)
Net income	16.0	15.5	15.2
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)
Net income attributable to Amphenol Corporation	15.9%	15.4%	15.1%

Note: Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

2024 Compared to 2023

Net sales were $15,222.7 for the year ended December 31, 2024 compared to $12,554.7 for the year ended December 31, 2023, representing an increase of 21% in both U.S. dollars and constant currencies, as well as 13% organically (excluding both currency and acquisition impacts), compared to the prior year. The increase in net sales in 2024 was driven by strong organic growth in the Communications Solutions segment and moderate organic growth in the Interconnect and Sensor Systems segment and Harsh Environment Solutions segment, along with contributions from the Company’s acquisition program, all as described below. From an end market standpoint, the increase in net sales was driven by strong organic growth in the information technology and data communications (“IT datacom”), mobile devices, commercial aerospace and defense markets and moderate organic growth in the automotive and mobile networks markets, along with contributions from the Company’s acquisition program, partially offset by organic declines in the industrial and broadband communications markets. Net sales to the IT datacom market increased approximately $1,334.2, as we experienced strong growth across a broad array of applications, in particular the continued acceleration in and strong demand for products used in next-generation artificial intelligence-related applications, along with growth in servers, networking equipment, cloud storage, and consumer electronics. Net sales to the industrial market increased approximately $452.1, primarily driven by contributions from acquisitions, along with growth in mass transit, battery and electric heavy vehicles, alternative energy, instrumentation and medical applications, which were partially offset by moderations in factory and building automation, transportation, oil and gas, marine and heavy equipment applications. Net sales to the commercial aerospace market increased approximately $382.9, primarily due to contributions from acquisitions, in particular the CIT acquisition, along with broad-based strength in demand from nearly all commercial aircraft manufacturers across a broad range of platforms. Net sales to the defense market increased approximately $214.0, driven by broad-based strength across nearly all defense applications, particularly space-related, avionics, communications, airframe, and ground vehicle applications, as well as contributions from acquisitions. Net sales to the automotive market increased approximately $168.3, reflecting strength in demand from power management, infotainment communications, safety and security systems and antenna and related assemblies, along with contributions from acquisitions, partially offset by moderations in electric and hybrid drive train platforms. Net sales to the mobile devices market increased approximately $131.5, driven by growth in sales in most mobile device applications, including smartphones, laptops, and wearable and hearable devices, partially offset by a moderation in tablets. Net sales to the mobile networks market increased approximately $50.2, driven primarily by contributions from acquisitions, along with growth in demand from mobile network operators and wireless equipment manufacturers. Net sales to the broadband communications market decreased approximately $65.2, driven by moderations in demand from broadband service operators.

Net sales in the Harsh Environment Solutions segment (approximately 29% of net sales) increased 25% in both U.S. dollars and constant currencies, as well as 4% organically, in 2024, compared to 2023. The sales growth in 2024 was primarily driven by contributions from the Company’s acquisition program, in particular the CIT acquisition, along with strong organic growth in the defense, commercial aerospace and IT datacom markets, partially offset by organic declines in the automotive and industrial markets.

Net sales in the Communications Solutions segment (approximately 42% of net sales) increased 29% in both U.S. dollars and constant currencies, as well as 27% organically, in 2024, compared to 2023. The sales growth in 2024 was primarily driven by strong organic growth in the IT datacom, automotive, mobile devices and industrial markets and moderate growth in the mobile networks markets, along with modest contributions from the Company’s acquisition program, partially offset by an organic decline in the broadband communications market.

Net sales in the Interconnect and Sensor Systems segment (approximately 29% of net sales) increased 9% in both U.S. dollars and constant currencies, as well as 4% organically, in 2024, compared to 2023. The sales growth in 2024 was primarily driven by contributions from the Company’s acquisition program, along with strong organic growth in the IT datacom market and moderate growth in the automotive market, partially offset by organic declines in the industrial and defense markets.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the year ended December 31, 2024 compared to the year ended December 31, 2023:

			Percentage Growth (relative to prior year) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Net sales by:	2024	2023	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Segment:
Harsh Environment Solutions	$4,417.4	$3,530.8	25%	—%	25%	21%	4%
Communications Solutions	6,323.8	4,912.8	29%	—%	29%	2%	27%
Interconnect and Sensor Systems	4,481.5	4,111.1	9%	—%	9%	5%	4%
Consolidated	$15,222.7	$12,554.7	21%	—%	21%	8%	13%

Geography (6):
United States	$5,272.3	$4,405.4	20%	—%	20%	16%	3%
Foreign	9,950.4	8,149.3	22%	—%	23%	4%	19%
Consolidated	$15,222.7	$12,554.7	21%	—%	21%	8%	13%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Consolidated Statements of Income and Note 13 of the Notes to Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting year compared to the prior reporting year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the prior year from current year net sales, taken as a percentage of the prior year’s net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 7.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current year and/or prior comparable year presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The increase in foreign net sales in 2024 compared to 2023 was primarily driven by robust sales growth in Asia. The comparatively stronger U.S. dollar in 2024 had the effect of decreasing sales by approximately $39.6, compared to 2023.

Selling, general and administrative expenses were $1,855.4, or 12.2% of net sales, for 2024, compared to $1,489.9, or 11.9% of net sales, for 2023. The increase in Selling, general and administrative expenses and such expenses as a percentage of net sales in 2024 was primarily driven by the effect of acquisitions, which currently have higher selling, general and administrative expenses as a percentage of net sales compared to the Company average. Administrative expenses increased $148.0 in 2024 and represented approximately 5.0% of net sales in 2024 and 4.8% of net sales in 2023. Research and development expenses increased $110.8 in 2024, primarily related to increases in expenses for new product development, and represented approximately 3.0% of net sales in 2024 and 2.7% of net sales in 2023. Selling and marketing expenses increased $106.7 in 2024 compared to 2023, and represented approximately 4.2% of net sales in 2024 and 4.3% of net sales in 2023.

Operating income was $3,156.9, or 20.7% of net sales, in 2024, compared to $2,559.6, or 20.4% of net sales, in 2023. Operating income in 2024 included acquisition-related expenses of $145.6, comprised primarily of (i) external transaction costs associated with acquisitions and the amortization related to the value associated with acquired backlog resulting from the CIT acquisition (such acquisition-related expenses aggregating $127.4 are presented separately in the Consolidated Statements of Income) and (ii) the amortization of acquisition-related inventory step-up costs of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Consolidated Statements of Income). Operating income in 2023 included acquisition-related expenses of $34.6, comprised primarily of external transaction costs, as well as the amortization related to the value associated with acquired backlog resulting from three of the acquisitions that closed in 2023. Acquisition-related expenses in 2023 are presented separately in the Consolidated Statements of Income. The acquisition-related expenses in 2024 and 2023 had the effect of decreasing net income by $119.3, or $0.09 per share, and $30.2, or $0.02 per share, respectively. Acquisition-related expenses are presented separately in the Consolidated Statements of Income. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, each as defined below in the “Non-GAAP Financial Measures” section within this Item 7, were $3,302.5 and 21.7% of net sales, respectively, in 2024, and $2,594.2 and 20.7% of net sales, respectively, in 2023. The increase in Adjusted Operating Income and Adjusted Operating Margin in 2024 relative to 2023 was primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

Operating income for the Harsh Environment Solutions segment in 2024 was $1,093.2, or 24.7% of net sales, compared to $943.9, or 26.7% of net sales in 2023. The decrease in operating margin for the Harsh Environment Solutions segment for 2024 compared to 2023 was primarily driven by the negative impact on operating margin related to acquisitions completed within the prior 12 months, particularly the CIT acquisition, that are currently operating below the average operating margin of the Company.

Operating income for the Communications Solutions segment in 2024 was $1,569.6, or 24.8% of net sales, compared to $1,063.5, or 21.6% of net sales in 2023. The increase in operating margin for the Communications Solutions segment for 2024 compared to 2023 was primarily driven by strong operating performance on the higher sales volumes.

Operating income for the Interconnect and Sensor Systems segment in 2024 was $825.9, or 18.4% of net sales, compared to $753.7, or 18.3% of net sales in 2023. The modest increase in operating margin for the Interconnect and Sensor Systems segment for 2024 compared to 2023 was primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

Interest expense was $217.0 in 2024 compared to $139.5 in 2023. The increase in interest expense was primarily driven by higher average borrowing levels, resulting from the issuances of new senior notes during 2024. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

Other income (expense), net was $72.0 in 2024 compared to $29.3 in 2023. The increase was primarily driven by interest income earned on cash and cash equivalents on hand, resulting from increased levels of cash on hand partially driven by the issuance of the new October Senior Notes (defined below) in the fourth quarter of 2024 in anticipation of the acquisition of CommScope’s Mobile Networks Business (as defined and discussed below within this Item 7 and in Note 15 of the accompanying Notes to Consolidated Financial Statements herein) which closed on January 31, 2025, along with increased interest rates.

Provision for income taxes was at an effective rate of 18.9% in 2024 and 20.7% in 2023. Provision for income taxes in 2024 included (i) excess tax benefits of $142.6 from stock option exercises, (ii) a discrete tax benefit related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, and (iii) the tax effects of the aforementioned acquisition-related expenses during the year. Provision for income taxes in 2023 included (i) excess tax benefits of $82.4 from stock option exercises, (ii) the effect of the gain from the bargain purchase acquisition that closed in the second quarter of 2023, and (iii) the tax effects related to acquisition-related expenses during the year. These items incurred in 2024 and 2023 had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 7, was 24.0% for both 2024 and 2023, as reconciled in the table below to the comparable effective tax rate based on GAAP results. For additional details related to the reconciliation between the

U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 6 of the Notes to Consolidated Financial Statements.

Net income attributable to Amphenol Corporation and Net income attributable to Amphenol Corporation per common share - Diluted (“Diluted EPS”) were $2,424.0 and $1.92, respectively, for 2024, compared to $1,928.0 and $1.55, respectively, for 2023. Excluding the effect of the items listed in the table below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $2,382.1 and $1.89, respectively, for 2024, compared to $1,870.4 and $1.51, respectively, for 2023.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (each as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2024 and 2023:

	2024					2023
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$3,156.9	20.7%	$2,424.0	18.9%	$1.92	$2,559.6	20.4%	$1,928.0	20.7%	$1.55
Amortization of acquisition-related inventory step-up costs	18.2	0.1	14.0	—	0.01	—	—	—	—	—
Acquisition-related expenses	127.4	0.8	105.3	(0.3)	0.08	34.6	0.3	30.2	(0.2)	0.02
Gain on bargain purchase acquisition	—	—	—	—	—	—	—	(5.4)	0.1	—
Excess tax benefits related to stock-based compensation	—	—	(142.6)	4.7	(0.11)	—	—	(82.4)	3.4	(0.07)
Discrete tax items	—	—	(18.6)	0.6	(0.01)	—	—	—	—	—
Adjusted (non-GAAP) (2)	$3,302.5	21.7%	$2,382.1	24.0%	$1.89	$2,594.2	20.7%	$1,870.4	24.0%	$1.51

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

2023 Compared to 2022

Net sales were $12,554.7 for the year ended December 31, 2023 compared to $12,623.0 for the year ended December 31, 2022, which represented a decrease of 1% in U.S. dollars and 3% organically (excluding both currency and acquisition impacts), while flat in constant currencies compared to the prior year. The decrease in net sales in 2023 was driven by a sales decline in the Communications Solutions segment, partially offset by growth in the Harsh Environment Solutions and Interconnect and Sensor Systems segments, as described below. From an end market standpoint, the decrease in net sales was driven by organic declines in the IT datacom, mobile networks, mobile devices, industrial and broadband communications markets, partially offset by robust organic growth in the automotive, defense and commercial aerospace markets, along with contributions from the Company’s acquisition program. Net sales to the automotive market increased approximately $310.5, reflecting broad-based strength across our global automotive markets, in particular, next-generation electronics, including electric and hybrid drive trains. Net sales to the defense market increased approximately $237.6, driven by broad-based strength across virtually all defense applications, particularly related to naval, aircraft engines, helicopters, communications, and space-related applications, as well as contributions from acquisitions. Net sales to the commercial aerospace market increased approximately $117.9, primarily due to increased broad-based demand across all aircraft applications, in particular larger passenger planes. Net sales to the industrial market remained flat, as contributions from acquisitions, along with growth in medical, oil and gas, mass transit and transportation applications were offset by moderations in industrial instrumentation, battery and electric heavy vehicles, factory automation and heavy equipment applications. Net sales to the IT datacom market decreased approximately $362.8, as we experienced moderations across a broad array of applications, including networking equipment, cloud storage, transmission, consumer electronics and servers, partially offset by strong growth in artificial intelligence-related applications. Net sales to the mobile networks market decreased approximately $163.9, driven by broad-based moderations in demand from mobile network operators and wireless equipment manufacturers, partially offset by contributions from acquisitions. Net sales to the mobile devices market decreased approximately $161.5, driven by declines in sales in laptops, wearable devices, tablets and production-related products, partially offset by growth in smartphones. Net sales to the broadband communications market decreased approximately $46.4, driven by moderations in demand from broadband service operators.

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

Selling, general and administrative expenses were $1,489.9, or 11.9% of net sales, for 2023, compared to $1,420.9, or 11.3% of net sales, for 2022. The increase in Selling, general and administrative expenses as a percentage of net sales in 2023 was primarily driven by the effect of acquisitions, which currently have higher selling, general and administrative expenses as a percentage of net sales compared to the Company average. Administrative expenses increased $26.2 in 2023 and represented approximately 4.8% of net sales in 2023 and 4.6% of net sales in 2022. Research and development expenses increased $18.6 in 2023, primarily related to increases in expenses for new product development, and represented approximately 2.7% of net sales in 2023 and 2.6% of net sales in 2022. Selling and marketing expenses increased $24.2 in 2023 compared to 2022, and represented approximately 4.3% of net sales in 2023 and 4.1% of net sales in 2022.

Operating income was $2,559.6, or 20.4% of net sales, in 2023, compared to $2,585.8, or 20.5% of net sales, in 2022. Operating income in 2023 included acquisition-related expenses of $34.6, comprised primarily of external transaction costs, as well as the amortization related to the value associated with acquired backlog resulting from three of the acquisitions that closed in 2023. Operating income in 2022 included acquisition-related expenses of $21.5, comprised primarily of the amortization related to the value associated with acquired backlog resulting from two acquisitions that closed in 2022, along with external transaction costs. The acquisition-related expenses in 2023 and 2022 had the effect of decreasing net income by $30.2, or $0.02 per share, and $18.4, or $0.01 per share, respectively. Acquisition-related expenses in 2023 and 2022 were presented separately in the Consolidated Statements of Income. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, each as defined below in the “Non-GAAP Financial Measures” section within this Item 7, were $2,594.2 and 20.7% of net sales, respectively, in 2023, and $2,607.3 and 20.7% of net sales, respectively, in 2022. While Adjusted Operating Income decreased modestly from 2022, Adjusted Operating Margin remained flat in 2023 relative to 2022, as the benefit of pricing actions and strong operational performance were offset by the operating leverage on the lower sales volumes, along with the negative impact on operating margin related to acquisitions that are currently operating below the average operating margin of the Company.

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

Provision for income taxes was at an effective rate of 20.7% in 2023 and 22.3% in 2022. Provision for income taxes in 2023 included (i) excess tax benefits of $82.4 from stock option exercises, (ii) the effect of the gain from the bargain purchase acquisition that closed in the second quarter of 2023, and (iii) the tax effects related to acquisition-related expenses during the year. Provision for income taxes in 2022 included (i) excess tax benefits of $56.0 from stock option exercises, and (ii) the tax effects related to acquisition-related expenses during the year. These items incurred in 2023 and 2022 had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 7, was 24.0% and 24.5% for 2023 and 2022, respectively, as reconciled in the table below to the comparable effective tax rate based on GAAP results. For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 6 of the Notes to Consolidated Financial Statements.

Net income attributable to Amphenol Corporation and Diluted EPS were $1,928.0 and $1.55, respectively, for 2023, compared to $1,902.3 and $1.53, respectively, for 2022. Excluding the effect of the items listed in the table below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $1,870.4 and $1.51, respectively, for 2023, compared to $1,864.7 and $1.50, respectively, for 2022.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (each as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2023 and 2022:

	2023					2022
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$2,559.6	20.4%	$1,928.0	20.7%	$1.55	$2,585.8	20.5%	$1,902.3	22.3%	$1.53
Acquisition-related expenses	34.6	0.3	30.2	(0.2)	0.02	21.5	0.2	18.4	(0.1)	0.01
Gain on bargain purchase acquisition	—	—	(5.4)	0.1	—	—	—	—	—	—
Excess tax benefits related to stock-based compensation	—	—	(82.4)	3.4	(0.07)	—	—	(56.0)	2.3	(0.05)
Adjusted (non-GAAP) (2)	$2,594.2	20.7%	$1,870.4	24.0%	$1.51	$2,607.3	20.7%	$1,864.7	24.5%	$1.50

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Liquidity and Capital Resources

Liquidity and Cash Requirements

At December 31, 2024 and 2023, the Company had cash, cash equivalents and short-term investments of $3,335.4 and $1,660.2, respectively. As of December 31, 2024, more than half of the Company’s cash, cash equivalents and short-term investments on hand was located in the United States, primarily as a result of the proceeds from the issuance of the October Senior Notes in 2024. As of December 31, 2023, the majority of the Company’s cash, cash equivalents and short-term investments on hand was located outside of the United States. The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash, cash equivalents and short-term investments on hand, as well as availability under the U.S. Commercial Paper Program, the Euro Commercial Paper Program, and the Revolving Credit Facility.  The Company believes that these sources of liquidity, along with access to capital markets (which the Company accessed in 2024 in connection with the issuances of both the April Senior Notes and October Senior Notes), provide adequate liquidity to meet both its short-term (next 12 months) and reasonably foreseeable long-term requirements and obligations. The Company’s debt instruments are defined and discussed in more detail below within this Item 7.

Cash Requirements from Known Contractual and Other Obligations

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, payments associated with the one-time tax on the deemed repatriation of all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries (“Transition Tax”), of which the last annual installment will be paid in the second quarter of 2025, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, and other contractual obligations and commitments (refer to the table below for the Company’s material cash requirements from known contractual and other obligations). The Company may also use cash to fund all or part of the cost of future acquisitions, as has been the case in recent years with the Company’s various acquisitions, including CIT in May 2024, as well as the acquisition of CommScope’s Mobile Networks Business, which closed on January 31, 2025. Capital expenditures are typically in the range of 3% to 4% of net sales, although spending in 2025 is expected to continue to be slightly elevated to support the significant growth we are experiencing related to artificial intelligence applications in our IT datacom market. The Company’s debt service requirements primarily consist of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility and Commercial Paper Programs (all as defined below). As of December 31, 2024 and 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of CIT in May 2024, as discussed later within this Item 7. Although all such borrowings were repaid before the end of 2024, the Company may make additional borrowings under any of its debt instruments from time to time in the future. To the extent that interest rates change related to floating rate debt and the Company borrows under any of our floating rate debt instruments in the future (Commercial Paper Programs as well as our Revolving Credit Facility), our interest expense and interest payments will be impacted accordingly. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows in 2025, there can be no assurance that interest rates will not change significantly from current levels.

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of December 31, 2024, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied.

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Debt (1)	$6,927.9	$401.9	$1,572.2	$1,468.0	$3,485.8
Interest related to senior notes	2,110.4	242.6	450.1	352.2	1,065.5
Operating leases (2)	448.9	121.1	155.6	79.1	93.1
Purchase obligations (3)	1,391.1	1,321.8	63.7	4.4	1.2
Accrued pension and postretirement benefit obligations (4)	49.3	5.5	9.4	9.7	24.7
Transition tax (5)	32.8	32.8	—	—	—
Total (6)	$10,960.4	$2,125.7	$2,251.0	$1,913.4	$4,670.3
(1)	The Company has excluded expected interest payments on the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program from the above table, as this calculation is largely dependent on average debt levels during each of the years presented. The actual interest payments made related to the Company’s Revolving Credit Facility and both Commercial Paper Programs combined, in 2024, were approximately $25.8. Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by items such as future acquisitions, repurchases of Common Stock and dividend payments, as well as payments or additional borrowings made to reduce or increase the underlying revolver balance.

(2)	The Company’s operating lease payments included in this table reflect the future minimum undiscounted fixed lease payments, which serve as the basis for calculating the Company’s operating lease liabilities as of December 31, 2024. The table above excludes any variable lease payments not included in the measurement of the Company’s right-of-use assets and operating lease liabilities, due to their uncertainty. Finance leases are not material to the Company individually or in the aggregate and as such have been excluded from the table above.

(3)	Purchase obligations relate primarily to open purchase orders for goods and services, including but not limited to, raw materials and components to be used in production.

(4)	This table includes estimated benefit payments expected to be made under the Company’s unfunded pension and postretirement benefit plans, as well as the anticipated minimum required contributions under the Company’s funded pension plans, the most significant of which covers certain of its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to our defined benefit pension plans in the United States (“U.S. Pension Plans”) due to prior contributions made in excess of minimum requirements, and as a result, there was no anticipated minimum required contribution included in the table above related to the U.S. Pension Plans for 2025. The Company did not make any voluntary contributions to its U.S. Pension Plans in 2024 and 2023. It is not possible to reasonably estimate expected required contributions in the above table after 2025, since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(5)	As a result of the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) in December 2017, the United States changed to a modified territorial tax system, which significantly reduced the U.S. tax expense associated with the remittance of foreign earnings, among other changes. The Tax Act also imposed the Transition Tax associated with all of the Company’s pre-2018 accumulated unremitted earnings and profits of foreign subsidiaries. As a result, on December 31, 2017, the Company recorded a provisional U.S. tax expense for the Transition Tax, which was adjusted and finalized in 2018. The seventh installment of the Transition Tax was paid in the second quarter of 2024, and the Company will pay the balance of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2025, as permitted under the Tax Act. The table above reflects the remaining amounts associated with the Transition Tax, which is net of applicable tax credits and deductions.

(6)	As of December 31, 2024, the Company has recorded net liabilities of approximately $209.7 related to unrecognized tax benefits. These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows. It is difficult to make a reasonably reliable estimate of the amount and period in which all of these liabilities might be paid.

Repatriation of Foreign Earnings and Related Income Taxes

The Company has previously indicated an intention to repatriate most of its pre-2024 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2024 foreign earnings. The Company intends to distribute certain 2024 foreign earnings and, as of December 31, 2024, has accrued foreign and U.S. state and local taxes, where applicable, associated with the foreign earnings that it intends to repatriate, and intends to indefinitely reinvest the remaining 2024 foreign earnings. The Company intends to (i) evaluate certain post-2024 earnings for repatriation, and will accrue for those distributions where appropriate, and (ii) indefinitely reinvest all other foreign earnings. In addition, the Company paid its seventh annual installment of the Transition Tax, net of applicable tax credits and deductions, in the second quarter of 2024, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, in 2025, as permitted under the Tax Act. As of December 31, 2024, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,550 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the years ended December 31, 2024, 2023 and 2022, as reflected in the Consolidated Statements of Cash Flow:

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$2,814.7	$2,528.7	$2,174.6
Net cash used in investing activities	(2,648.6)	(1,393.7)	(731.1)
Net cash provided by (used in) financing activities	1,729.9	(1,012.4)	(1,196.7)
Effect of exchange rate changes on cash and cash equivalents	(54.0)	(20.7)	(70.8)
Net increase in cash and cash equivalents	$1,842.0	$101.9	$176.0

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Operating Cash Flow was $2,814.7 in 2024, compared to $2,528.7 in 2023 and $2,174.6 in 2022. The increase in Operating Cash Flow in 2024 compared to 2023 is primarily due to the increase in net income, partially offset by a higher usage of cash related to the change in working capital, as discussed below. The increase in Operating Cash Flow in 2023 compared to 2022 was primarily due to an overall decrease in the net components of working capital in 2023, as discussed in more detail below.

In 2024, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $210.5, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable of $586.8, inventories of $200.1 and prepaid expenses and other current assets of $106.8, partially offset by increases in accounts payable of $423.1 and accrued liabilities, including income taxes, of $260.1. In 2023, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow decreased $149.8, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accounts receivable of $146.4 and inventories of $71.4, partially offset by a decrease in accounts payable of $34.6 and an increase in prepaid expenses and other current assets of $34.1. In 2022, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $193.1, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in inventories of $278.5 and accounts receivable of $273.1, partially offset by increases in accrued liabilities, including income taxes, of $246.3 and accounts payable of $62.5, and a decrease in prepaid expenses and other current assets of $49.7.

The following describes the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets at December 31, 2024 compared to December 31, 2023. Accounts receivable increased $669.5 to $3,287.9, primarily driven by higher sales in the fourth quarter of 2024 relative to the fourth quarter of 2023, along with the impact of the two acquisitions (the “2024 Acquisitions”) that closed during 2024, partially offset by the effect of translation from exchange rate changes (“Translation”) at December 31, 2024 compared to December 31, 2023. Days sales outstanding at December 31, 2024 and 2023 were 68 days and 70 days, respectively. Inventories increased $378.6 to $2,545.7, primarily driven by the impact of the 2024 Acquisitions, along with the impact of higher sales in 2024 relative to the prior year, partially offset by Translation. Inventory days at December 31, 2024 and 2023 were 80 days and 85 days, respectively. Prepaid expenses and other current assets increased $127.4 to $517.0, primarily due to increases in various prepaid expenses and other current receivables, along with the impact of the 2024 Acquisitions. Property, plant and equipment, net, increased $397.1 to $1,711.8, primarily due to capital expenditures of $665.4 and the impact of the 2024 Acquisitions, partially offset by depreciation of $390.6, disposals and Translation. Goodwill increased $1,143.8 to $8,236.2, primarily driven by goodwill recognized from the 2024 Acquisitions, in particular the

CIT acquisition, partially offset by Translation. Other intangible assets, net, increased $390.3 to $1,225.1, primarily due to the recognition of certain intangible assets related to the 2024 Acquisitions, in particular the CIT acquisition, partially offset by amortization of $154.7 associated with the Company’s current intangible assets as well as measurement period adjustments related to certain intangible assets associated with acquisitions that closed late in 2023. Other long-term assets increased $131.9 to $581.1, primarily due to an increase in operating lease right-of-use assets resulting from both new and renewed lease agreements entered into during 2024 and acquired leases resulting from acquisitions. Accounts payable increased $468.5 to $1,819.4, primarily due to increased purchasing activity related to the higher sales levels in 2024, along with the impact of the 2024 Acquisitions, partially offset by Translation. Payable days at December 31, 2024 and 2023 were 58 days and 55 days, respectively. Total accrued expenses, including accrued income taxes, increased $414.7 to $1,862.7, primarily as a result of increases in accrued salaries, wages and employee benefits, accrued income taxes, and various other accrued expenses, along with the impact of the 2024 Acquisitions. Accrued pension and postretirement benefit obligations decreased $13.2 to $129.8, primarily due to the impact of higher discount rates used to calculate our projected benefit obligation and funded status of our defined benefit pension plans. Other long-term liabilities, including deferred tax liabilities, increased $65.4 to $886.1, primarily as a result of an increase in long-term lease liabilities resulting from both new and renewed lease agreements entered into during 2024, along with acquired leases resulting from acquisitions.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the years ended December 31, 2024, 2023 and 2022. Free Cash Flow decreased modestly in 2024 compared to 2023, as the increase in capital expenditures was largely offset by the increase in Operating Cash Flow, as described above. The increase in Free Cash Flow in 2023 compared to 2022 was driven by the increase in Operating Cash Flow, as described above.

	2024	2023	2022
Operating Cash Flow (GAAP)	$2,814.7	$2,528.7	$2,174.6
Capital expenditures (GAAP)	(665.4)	(372.8)	(383.8)
Proceeds from disposals of property, plant and equipment (GAAP)	7.8	4.0	5.6
Free Cash Flow (non-GAAP)	$2,157.1	$2,159.9	$1,796.4

Investing Activities

Cash flows from investing activities primarily consist of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net, purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities was $2,648.6 in 2024, compared to $1,393.7 in 2023 and $731.1 in 2022. In 2024, net cash used in investing activities was primarily driven by the use of $2,156.4 to fund acquisitions and capital expenditures (net of disposals) of $657.6, partially offset by net sales and maturities of short-term investments of $163.5. In 2023, net cash used in investing activities was primarily driven by the use of $970.4 to fund acquisitions, capital expenditures (net of disposals) of $368.8, and net purchases of short-term investments of $59.4. In 2022, net cash used in investing activities was primarily driven by capital expenditures (net of disposals) of $378.2, the use of $288.2 to fund acquisitions, net purchases of long-term investments of $56.0, and net purchases of short-term investments of $25.2. The elevated capital expenditures in 2024, in particular in the second half of the year, were driven by investments, primarily in support of the growth in our IT datacom and defense markets. We currently expect this elevated level of capital spending to continue into 2025 to support the significant growth we are experiencing related to artificial intelligence applications in our IT datacom market.

Financing Activities

Cash flows from financing activities primarily consist of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash provided by financing activities was $1,729.9 in 2024, compared to net cash used in financing activities of $1,012.4 in 2023 and $1,196.7 in 2022. In 2024, net cash provided by financing activities was primarily driven by (i) net cash proceeds from borrowings of $2,991.3, primarily related to the issuances of the April Senior Notes and October Senior Notes, each as defined below, and (ii) cash proceeds of $447.4 from the exercise of stock options, partially offset by (a) repurchases of the Company’s Common Stock of $689.3, (b) dividend payments of $595.1, (c) debt repayments of $364.4, primarily related to the redemption of the 3.20% Senior Notes in the second quarter of 2024, (d) distributions to and purchases of noncontrolling interests of $33.0, and (e) payments of $28.4 related to debt financing costs associated with the Company’s amended and restated revolving credit facility in March 2024 as well as the issuances of the April Senior Notes and October Senior Notes, each as defined below. In 2023, net cash used in financing activities was primarily driven by (i) net repayments of $632.6 related to the Company’s commercial paper programs, primarily the U.S. Commercial Paper Program, (ii) repurchases of the Company’s Common Stock of $585.1, (iii) dividend payments of $500.6, (iv) distributions to and purchases of noncontrolling interests of $24.0, (v) other debt repayments of $15.7, (vi) payments of $2.3 related to debt financing costs associated with the Company’s $350.0 aggregate principal amount of unsecured 4.750% Senior Notes due March 30, 2026 (the “2026 Senior Notes”), and (vii) payment of $1.5 associated with the deferred purchase price related to an acquisition, partially offset by (a) cash proceeds of $394.5 from the exercise of stock options and (b) net cash proceeds from borrowings of $354.9, primarily related to the issuance of the 2026 Senior Notes. In 2022, net cash used in financing activities was primarily driven by (i) repurchases of the Company’s Common Stock of $730.5, (ii) dividend payments of $477.4, (iii) net repayments of $159.3, primarily under the U.S. Commercial Paper Program, (iv) other debt repayments of $55.2, primarily related to short-term debt, and (v) distributions to and purchases of noncontrolling interests of $9.9, partially offset by (a) cash proceeds of $185.3 from the exercise of stock options and (b) proceeds of $50.7 primarily related to short-term borrowings.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of the Commercial Paper Programs, the Revolving Credit Facility, and senior notes as part of its overall cash management strategy.

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date it was amended and restated. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of December 31, 2024 and 2023, there were no outstanding borrowings under the revolving credit facility then in effect. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On December 31, 2024, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “Term Loan”). The Term Loan matured on April 19, 2024 without the Company drawing upon it throughout its term.

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of December 31, 2024, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of 2024 and 2023, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of CIT in May 2024. Before the end of the fourth quarter of 2024 and 2023, the Company repaid all of its USCP Notes then outstanding. As of December 31, 2024 and 2023, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the

“Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions, as was the case in the first quarter of 2023 when the Company used borrowings under its Euro Commercial Paper Program, along with cash on hand, to fund an acquisition. The Company did not borrow under the Euro Commercial Paper Program during 2024. As of December 31, 2024 and 2023, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of December 31, 2024, the authorization from the Board limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0.  The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of December 31, 2024, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$400.0	2.050%	March 2025
350.0	4.750%	March 2026
700.0	5.050%	April 2027
450.0	5.050%	April 2029
500.0	4.350%	June 2029
900.0	2.800%	February 2030
750.0	2.200%	September 2031
600.0	5.250%	April 2034
750.0	5.000%	January 2035
500.0	5.375%	November 2054

€500.0	0.750%	May 2026 (Euro Notes)
500.0	2.00%	October 2028 (Euro Notes)

On April 1, 2024, the Company used cash on hand to repay the $350.0 aggregate principal amount of unsecured 3.20% Senior Notes due April 1, 2024 upon maturity.

On April 5, 2024, the Company issued three series of unsecured senior notes (collectively, the “April Senior Notes”): (i) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 (the “Original 2027 Senior Notes”), (ii) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2029 (the “2029 Senior Notes”) and (iii) $600.0 aggregate principal amount of unsecured 5.250% Senior Notes due April 5, 2034 (the “2034 Senior Notes”). The Company used net proceeds from the April Senior Notes, together with a combination of cash on hand and borrowings under the U.S. Commercial Paper Program, to fund the cash consideration for the CIT acquisition in May 2024, along with the fees and expenses related thereto.

On October 31, 2024, the Company issued three series of unsecured senior notes (collectively, the “October Senior Notes”): (i) $250.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 (the “Additional 2027 Senior Notes”), which constituted a further issuance of the Company’s Original 2027 Senior Notes issued in April 2024, thus forming a single series with, and having the same terms (other than the issue date, issue price and the first interest payment date) as, the Original 2027 Senior Notes, and thus having a total aggregate principal amount of $700.0 of unsecured 5.050% Senior Notes due April 5, 2027 outstanding (the Original 2027 Senior Notes, together with the Additional 2027 Senior Notes collectively referred to as the “2027 Senior Notes”), (ii) $750.0 aggregate principal amount of unsecured 5.000% Senior Notes due January 15, 2035 (the “2035 Senior Notes”) and (iii) $500.0 aggregate principal amount of unsecured 5.375% Senior Notes due November 15, 2054 (the “2054 Senior Notes”). On January 31,

2025, the Company used the net proceeds from the October Senior Notes, together with borrowings under the U.S. Commercial Paper Program and cash on hand, to fund the cash consideration for the Company’s acquisition of CommScope’s Mobile Networks Business, along with the fees and expenses related thereto.

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

The Euro Issuer has two outstanding unsecured senior notes issued in Europe. The Euro Issuer has €500.0 (approximately $545.4 at date of issuance) aggregate principal amount of unsecured 0.750% Senior Notes due May 4, 2026 (the “2026 Euro Notes”), the net proceeds of which were used to repay amounts outstanding under the then existing revolving credit facility. In addition, the Euro Issuer also has €500.0 (approximately $574.6 at date of issuance) aggregate principal amount of unsecured 2.000% Senior Notes due October 8, 2028 (the “2028 Euro Notes”, together with the 2026 Euro Notes, the “Euro Notes”, and the Euro Notes, together with the U.S. Senior Notes, the “Senior Notes”), the net proceeds of which were used to repay a portion of the outstanding amounts under our Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes. The Euro Notes are unsecured and rank equally in right of payment with all of the Euro Issuer’s senior unsecured and unsubordinated indebtedness and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually. The Company may, at its option, redeem some or all of either series of Euro Notes at any time, subject to certain terms and conditions.

The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On December 31, 2024, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the year ended December 31, 2024, the Company repurchased 7.0 million shares of its Common Stock for $463.7 under the 2024 Stock Repurchase Program. Of the total repurchases made in 2024 under the 2024 Stock Repurchase Program, 4.2 million shares, or $287.5, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From January 1, 2025 to January 31, 2025, the Company repurchased 0.7 million additional shares of its Common Stock for $50.7, and, as of February 1, 2025, the Company has remaining authorization to purchase up to $1,485.6 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

In April 2021, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the year ended December 31, 2024, the Company repurchased 4.1 million shares of its Common Stock for $225.6 under the 2021 Stock Repurchase Program. All of the repurchased shares under the 2021 Stock Repurchase Program during 2024 have been retired by the Company. As a result of these repurchases, the Company completed all repurchases authorized under the 2021 Stock Repurchase Program, and, therefore, the 2021 Stock Repurchase Program has terminated. During the year ended December 31, 2023, the Company repurchased 14.4 million shares of its Common Stock for $585.1 under the 2021 Stock Repurchase Program. Of the total repurchases made in 2023, 10.9 million shares, or $435.8, were retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. During the year ended December 31, 2022, the Company repurchased 19.8 million shares of its Common Stock for $730.5 under the 2021 Stock Repurchase Program. Of the total repurchases made in 2022, 18.7 million shares, or $689.7, were retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On October 24, 2023, the Board approved an increase to the Company’s quarterly dividend rate from $0.105 per share to $0.11 per share, effective with dividends declared in the fourth quarter of 2023, and on July 23, 2024, the Board approved an additional increase to the Company’s quarterly dividend rate from $0.11 per share to $0.165 per share, effective with dividends declared in the third quarter of 2024, contingent upon declaration by the Board. The following table summarizes the declared quarterly dividends per share during each of the three years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
First Quarter	$0.11	$0.105	$0.10
Second Quarter	0.11	0.105	0.10
Third Quarter	0.165	0.105	0.10
Fourth Quarter	0.165	0.11	0.105
Total	$0.55	$0.425	$0.405

The following table summarizes the dividends declared and paid during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Dividends declared	$662.9	$507.4	$482.6
Dividends paid (including those declared in the prior year)	595.1	500.6	477.4

Pensions

The Company and certain of its subsidiaries in the United States have defined benefit pension plans (“U.S. Pension Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Pension Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Pension Plans and are instead covered by various defined contribution plans. The Company also has an unfunded Supplemental Employee Retirement Plan (“SERP”, and together with the U.S. Pension Plans, “U.S. Plans”), which provides for the payment of the portion of annual pension that cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. Certain foreign subsidiaries also have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The total liability for accrued pension and postretirement benefit obligations associated with the Company’s pension and postretirement benefit plans decreased in 2024 to $89.2 from $106.0 in 2023, primarily driven by the effect of higher discount rates in 2024 on our projected benefit obligations along with actual positive returns on plan assets in 2024, partially offset by interest cost. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

Refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Company’s benefit plans and other postretirement benefit plans.

Acquisitions

During 2024, the Company completed two acquisitions (the “2024 Acquisitions”), including the acquisition of CIT, for approximately $2,156.4, net of cash acquired. Both acquisitions have been included in the Harsh Environment Solutions segment. The 2024 Acquisitions were each funded using cash on hand, proceeds from the April Senior Notes or borrowings under the U.S. Commercial Paper Program, or a combination thereof. The 2024 Acquisitions are not material, either individually or in the aggregate, to the Company’s financial results.

On May 21, 2024, pursuant to a definitive stock purchase agreement by and between the Company and Carlisle Companies Incorporated dated January 30, 2024, the Company completed the acquisition of CIT for approximately $1,995.3, net of cash acquired and subject to customary post-closing adjustments. The Company funded the CIT acquisition through a combination of net proceeds from the April Senior Notes, as discussed earlier in this Item 7, together with borrowings under the U.S. Commercial Paper Program and cash on hand. CIT, headquartered in St. Augustine, FL, is a leading global supplier of harsh environment interconnect solutions, primarily to the commercial aerospace, defense and industrial end markets. CIT’s wide range of products include wire and cable, cable assemblies, contacts, connectors and sensors, which management believes are highly complementary to Amphenol’s existing interconnect and sensor solutions.

During 2023, the Company completed 10 acquisitions (the “2023 Acquisitions”) for approximately $970.4, net of cash acquired. Five of the acquisitions were included in the Harsh Environment Solutions segment, three acquisitions were included in the Interconnect and Sensor Systems segment, and two acquisitions were included in the Communications Solutions segment. The 2023 Acquisitions were each funded using cash on hand or borrowings under our Commercial Paper Programs, or a combination thereof. One of the 2023 Acquisitions, which closed in the second quarter of 2023, represented a bargain purchase, where the estimated fair value of assets acquired, net of liabilities assumed, exceeded the purchase price. The Company recognized a non-cash gain of $5.4 on the bargain purchase acquisition during the year ended December 31, 2023, which was recorded separately in the Company’s Consolidated Statements of Income. The 2023 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition-related Expenses

In 2024, the Company incurred $145.6 ($119.3 after-tax) of acquisition-related expenses, comprised primarily of (i) external transaction costs associated with acquisitions and the amortization related to the value associated with acquired backlog resulting from the CIT acquisition (such acquisition-related expenses aggregating $127.4 are presented separately in the Consolidated Statements of Income) and (ii) the amortization of acquisition-related inventory step-up costs of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Consolidated Statements of Income).

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

Acquisitions of CommScope’s Mobile Networks Business and LifeSync Corporation

On January 31, 2025, pursuant to a purchase agreement (the “CommScope Purchase Agreement”) with CommScope Holding Company, Inc. (“CommScope”) dated July 18, 2024, the Company completed the acquisition of CommScope’s mobile networks-related businesses, specifically the Outdoor Wireless Networks segment and the Distributed Antenna Systems business (collectively, the “Mobile Networks Business”) for an aggregate purchase price of approximately $2,100 in cash, subject to customary post-closing adjustments. The Company funded the acquisition of the Mobile Networks Business through a combination of net proceeds from the October Senior Notes, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements, together with borrowings under the U.S. Commercial Paper Program and cash on hand. The Mobile Networks Business provides mobile networks solutions, with advanced technologies in the areas of base station antennas and related interconnect solutions, as well as distributed antenna systems. The Mobile Networks Business’s wide range of products add advanced antenna and associated interconnect products, technologies and capabilities, which management believes are highly complementary to Amphenol’s existing product portfolio for next-generation wireless networks. The Mobile Networks Business will be included in the Communications Solutions segment. Also, on January 31, 2025, the Company completed the acquisition of LifeSync Corporation (“LifeSync”), a high-technology provider of interconnect products for medical applications, which will be included in the Harsh Environment Solutions segment.

For further discussion of the Company’s acquisitions, refer to Note 11 and Note 15 of the Notes to Consolidated Financial Statements.

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

Inflation and Costs

The cost of the Company’s products is influenced by the cost of a wide variety of raw materials. The Company strives to offset the impact of increases in the cost of raw materials, labor and services through price increases, productivity improvements and cost saving programs. However, in certain markets, implementing price increases can be difficult, and there is no guarantee that the Company will be successful. From time to time, the Company has encountered, and in the future may encounter, difficulties in obtaining certain raw materials or components necessary for production at reasonable costs due to supply chain constraints and logistical challenges, which may include regulatory restrictions and the imposition of additional tariffs. These difficulties may also negatively impact the pricing of materials and components sourced or used by the Company. While the Company does not currently anticipate significant, broad-based difficulties in obtaining raw materials or components necessary for production, inflationary pressures and increased commodity prices may impact the cost and availability of certain raw materials and components used by the Company and result in supply shortages for discrete raw materials or components. For a discussion of certain risks related to inflation and costs, refer to the risk factor titled “The Company and certain of its suppliers and customers have experienced, and may in the future experience, difficulties obtaining certain raw materials and components, and the cost of certain of the Company’s raw materials and components may increase” in Part I, Item 1A. Risk Factors herein.

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2024, 2023 and 2022 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 7:

●Adjusted Diluted EPS is defined as diluted earnings per share (as reported in accordance with U.S. GAAP), excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the years presented. Adjusted Diluted EPS is calculated as Adjusted Net Income attributable to Amphenol Corporation, as defined below, divided by the weighted average outstanding diluted shares as reported in the Consolidated Statements of Income.

●Adjusted Effective Tax Rate is defined as Provision for income taxes, as reported in the Consolidated Statements of Income, expressed as a percentage of Income before income taxes, as reported in the Consolidated Statements of Income, each excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the years presented.

●Adjusted Net Income attributable to Amphenol Corporation is defined as Net income attributable to Amphenol Corporation, as reported in the Consolidated Statements of Income, excluding income and expenses and their specific tax effects that are not directly related to the Company’s operating performance during the years presented.

●Adjusted Operating Income is defined as Operating income, as reported in the Consolidated Statements of Income, excluding income and expenses that are not directly related to the Company’s operating performance during the years presented.

●Adjusted Operating Margin is defined as Adjusted Operating Income (as defined above) expressed as a percentage of Net sales (as reported in the Consolidated Statements of Income).

●Constant Currency Net Sales Growth is defined as the year-over-year percentage change in net sales growth, excluding the impact of changes in foreign currency exchange rates. The Company’s results are subject to volatility related to foreign currency translation fluctuations. As such, management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Organic Net Sales Growth (as defined below) and Constant Currency Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

●Free Cash Flow is defined as (i) Net cash provided by operating activities (“Operating Cash Flow” - as reported in accordance with U.S. GAAP) less (ii) capital expenditures (as reported in accordance with U.S. GAAP), net of proceeds from disposals of property, plant and equipment (as reported in accordance with U.S. GAAP), all of which are derived from the Consolidated Statements of Cash Flow. Free Cash Flow is an important liquidity measure for the Company, as we believe it is useful for management and investors to assess our ability to generate cash, as well as to assess how much cash can be used to reinvest in the growth of the Company or to return to stockholders through either stock repurchases or dividends.

●Organic Net Sales Growth is defined as the year-over-year percentage change in net sales growth resulting from operating volume and pricing changes and excludes the impact of (i) changes in foreign currency exchange rates (described above), which is outside the control of the Company, and (ii) acquisitions, both of which are taken as a percentage of the respective prior year period(s) net sales. The acquisition impact represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current year(s) and/or prior comparable year(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Management evaluates the Company’s sales performance based on actual sales growth in U.S. dollars, as well as Constant Currency Net Sales Growth (as defined above) and Organic Net Sales Growth, and believes that such information is useful to investors to assess the underlying sales trends.

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

The vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when we ship or deliver the product from our manufacturing facility to our customers, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point or (ii) when the product arrives at its destination. For the years ended December 31, 2024, 2023 and 2022, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs. This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods which is generally commensurate with this transfer of control. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Consolidated Balance Sheets were not material as of December 31, 2024 and 2023.

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

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. As of December 31, 2024, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,550 related to certain geographies, as it is the

Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated. In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries. It is not practicable to determine the deferred tax liability with respect to such basis differences. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

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

One of the Company’s wholly owned European subsidiaries (the “Euro Issuer”) has two outstanding unsecured senior notes issued in Europe (collectively, the “Euro Notes”), each of which was issued with a principal amount of €500.0. The 0.750% Euro Senior Notes, which were issued in May 2020, mature on May 4, 2026, while the 2.000% Euro Senior Notes, which were issued in October 2018, mature on October 8, 2028. The Company and the Euro Issuer also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue, outside of the United States, short-term unsecured commercial paper notes. In addition to the Euro Notes, which are denominated in Euros, the Company may borrow, from time to time, under the Company’s $3,000.0 unsecured revolving credit facility (the “Revolving Credit Facility”) and Euro Commercial Paper Program, and such borrowings have been and may continue to be denominated in various foreign currencies, including the Euro. When borrowing in foreign currencies, there can be no assurance that the Company can successfully manage changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies in which such borrowings are made. Refer to Note 4 of the Notes to Consolidated Financial Statements for a discussion of the Company’s debt.

The Company also utilizes foreign exchange forward contracts to hedge foreign currency exchange rate fluctuations for exposures associated with (i) certain transactions denominated in foreign currencies and (ii) net investments in certain foreign subsidiaries from which we expect to repatriate earnings to the United States. As of December 31, 2024, the fair value of such foreign exchange forward contracts was not material. A 10% change in foreign currency exchange rates would not have a material effect on the value of the hedges as of December 31, 2024 and 2023. The Company does not engage in purchasing forward contracts for trading or speculative purposes, and our derivative financial instruments are with large financial institutions with strong credit ratings. As of December 31, 2024, the Company does not have any significant concentration of exposure with any one counterparty. Refer to Note 1 and Note 5 of the Notes to Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt. The Company currently has various fixed rate senior notes outstanding, in both the United States and Europe, with various maturity dates, the most recent of which were issued in 2024. In April 2024, the Company issued the April Senior Notes: (i) $450.0 aggregate principal amount of the Original 2027 Senior Notes, (ii) $450.0 aggregate principal amount of the 2029 Senior Notes and (iii) $600.0 aggregate principal amount of the 2034 Senior Notes. Then, in October 2024, the Company issued the October Senior Notes: (i) $250.0 aggregate principal amount of the Additional 2027 Senior Notes, (ii) $750.0 aggregate principal amount of the 2035 Senior Notes and (iii) $500.0 aggregate principal amount of the 2054 Senior Notes. Refer to Note 4 of the accompanying Notes to Consolidated Financial Statements herein for further discussion related to these debt instruments.

Any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of December 31, 2024 and 2023, the Company had no borrowings outstanding under the Revolving Credit Facility, U.S. Commercial Paper Program and Euro Commercial Paper Program. However, the Company borrowed under the U.S. Commercial Paper Program throughout much of 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of Carlisle Interconnect Technologies (“CIT”) in May 2024, as discussed further in Note 11 of the Notes to Consolidated Financial Statements. Although all such borrowings were repaid before the end of 2024, the Company may make additional borrowings under any of its debt instruments from time to time in the future. As of December 31, 2024, less than 1% of the Company’s outstanding borrowings were subject to floating interest rates.

To the extent that interest rates change related to floating rate debt and the Company borrows under any of our floating rate debt instruments in the future (Commercial Paper Programs as well as our Revolving Credit Facility), our interest expense and interest payments will be impacted accordingly. A 10% change in the interest rate at December 31, 2024 and 2023 under our Revolving Credit Facility or Commercial Paper Programs would not have a material effect on interest expense. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows in 2025, there can be no assurance that interest rates will not change significantly from current levels.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Amphenol Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flow, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Management judgment is required to identify and evaluate each unrecognized tax benefit to determine whether the more likely than not recognition threshold has been met. Further, the evaluation of each unrecognized tax benefit requires management to apply specialized skill and knowledge related to the identified position. The Company has unrecognized tax benefits of $214.5 million, including penalties and interest, as of December 31, 2024.

We identified the liabilities for uncertain tax positions as a critical audit matter because of the complexity created by the multiple jurisdictions in which the Company files its tax returns, each of which may have differing and complex tax laws and regulations. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate management’s recognition and measurement of identified unrecognized tax benefits, and whether it is more likely than not that the tax position will be sustained.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to uncertain tax positions included the following, among others:

●	We tested the effectiveness of controls over the unrecognized tax benefits for income taxes, including management’s controls over the identification of uncertain tax positions, determination of whether it is more likely than not that the tax positions will be sustained, and recording of unrecognized tax benefits.

●	With the assistance of our income tax specialists, we evaluated management’s significant judgements regarding unrecognized tax benefits including:

o	Assessing the reasonableness of the methods and processes used by management to identify uncertain tax positions including but not limited to:

◾	Evaluating former and ongoing tax audits by tax authorities

◾	Evaluating transactions for which third-party tax advice or tax opinions were received

◾	Reviewing other available relevant information

o	Assessing the technical merits of a sample of positions identified and the reasonableness of the methodology used to determine the unrecognized tax benefit.

o	Evaluating management’s conclusion with respect to whether a sample of unrecognized tax benefits accounted for in prior periods have been effectively settled and/or whether the statute of limitations has expired and, if so, whether the resolution of the tax position has been appropriately accounted for in the financial statements.

o	Evaluating a sample of tax positions that have not yet settled or are within statute to determine whether any new information regarding the sustainability of these tax positions or measurement of tax benefit is present and has been appropriately accounted for in the financial statements.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 7, 2025

We have served as the Company’s auditor since 1997.

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars and shares in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$15,222.7	$12,554.7	$12,623.0
Cost of sales	10,083.0	8,470.6	8,594.8
Gross profit	5,139.7	4,084.1	4,028.2
Acquisition-related expenses	127.4	34.6	21.5
Selling, general and administrative expenses	1,855.4	1,489.9	1,420.9
Operating income	3,156.9	2,559.6	2,585.8

Interest expense	(217.0)	(139.5)	(128.4)
Gain on bargain purchase acquisition	—	5.4	—
Other income (expense), net	72.0	29.3	10.0
Income before income taxes	3,011.9	2,454.8	2,467.4
Provision for income taxes	(570.3)	(509.3)	(550.6)
Net income	2,441.6	1,945.5	1,916.8
Less: Net income attributable to noncontrolling interests	(17.6)	(17.5)	(14.5)
Net income attributable to Amphenol Corporation	$2,424.0	$1,928.0	$1,902.3

Net income attributable to Amphenol Corporation per common share — Basic	$2.01	$1.62	$1.60

Weighted average common shares outstanding — Basic	1,203.8	1,193.0	1,192.3

Net income attributable to Amphenol Corporation per common share — Diluted	$1.92	$1.55	$1.53

Weighted average common shares outstanding — Diluted	1,263.6	1,241.2	1,242.0

Dividends declared per common share	$0.55	$0.425	$0.405

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Year Ended December 31,
	2024	2023	2022

Net income	$2,441.6	$1,945.5	$1,916.8

Total other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(201.1)	(0.9)	(265.2)
Unrealized loss on hedging activities	—	—	(0.1)
Pension and postretirement benefit plan adjustment	16.6	1.1	11.8
Total other comprehensive (loss) income, net of tax	(184.5)	0.2	(253.5)

Total comprehensive income	2,257.1	1,945.7	1,663.3

Less: Comprehensive income attributable to noncontrolling interests	(15.8)	(16.3)	(9.5)

Comprehensive income attributable to Amphenol Corporation	$2,241.3	$1,929.4	$1,653.8

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars and shares in millions, except per share data)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,317.0	$1,475.0
Short-term investments	18.4	185.2
Total cash, cash equivalents and short-term investments	3,335.4	1,660.2
Accounts receivable, less allowance for doubtful accounts of $66.5 and $68.4, respectively	3,287.9	2,618.4
Inventories	2,545.7	2,167.1
Prepaid expenses and other current assets	517.0	389.6
Total current assets	9,686.0	6,835.3

Property, plant and equipment, net	1,711.8	1,314.7
Goodwill	8,236.2	7,092.4
Other intangible assets, net	1,225.1	834.8
Other long-term assets	581.1	449.2
Total Assets	$21,440.2	$16,526.4

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$1,819.4	$1,350.9
Accrued salaries, wages and employee benefits	529.8	412.8
Accrued income taxes	199.0	166.0
Accrued dividends	199.5	131.7
Other accrued expenses	934.4	737.5
Current portion of long-term debt	401.7	353.8
Total current liabilities	4,083.8	3,152.7

Long-term debt, less current portion	6,484.4	3,983.5
Accrued pension and postretirement benefit obligations	129.8	143.0
Deferred income taxes	376.7	367.0
Other long-term liabilities	509.4	453.7
Total Liabilities	11,584.1	8,099.9
Commitments and contingent liabilities (Note 14)

Redeemable noncontrolling interests	8.7	30.7

Equity:
Class A Common Stock, $0.001 par value, 2,000.0 shares authorized; 1,212.9 shares issued and 1,209.3 shares outstanding at December 31, 2024; 1,201.3 shares issued and 1,197.8 shares outstanding at December 31, 2023	1.2	1.2
Additional paid-in capital	3,601.8	3,100.6
Retained earnings	7,105.0	5,921.1
Treasury stock, at cost; 3.6 shares and 3.5 shares as of December 31, 2024 and 2023, respectively	(199.7)	(142.8)
Accumulated other comprehensive loss	(716.3)	(533.6)
Total stockholders’ equity attributable to Amphenol Corporation	9,792.0	8,346.5

Noncontrolling interests	55.4	49.3
Total Equity	9,847.4	8,395.8
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$21,440.2	$16,526.4

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars and shares in millions, except per share data)

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
					Additional		Other	Non-		Non-
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	controlling	Total	controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests
Balance as of January 1, 2022	1,201.4	$1.2	(3.2)	$(100.0)	$2,408.4	$4,278.9	$(286.5)	$58.1	$6,360.1	$19.0
Net income						1,902.3		12.9	1,915.2	1.6
Other comprehensive income (loss)							(248.5)	(5.0)	(253.5)	—
Purchase of noncontrolling interests					(1.8)			(2.8)	(4.6)
Distributions to shareholders of noncontrolling interests								(5.3)	(5.3)
Purchase of treasury stock			(19.8)	(730.5)					(730.5)
Retirement of treasury stock	(18.7)	—	18.7	689.7		(689.7)			—
Stock options exercised	9.3	—	1.9	61.0	153.7	(29.5)			185.2
Dividends declared ($0.405 per common share)						(482.6)			(482.6)
Stock-based compensation expense					89.5				89.5
Balance as of December 31, 2022	1,192.0	1.2	(2.4)	(79.8)	2,649.8	4,979.4	(535.0)	57.9	7,073.5	20.6
Net income						1,928.0		15.6	1,943.6	1.9
Other comprehensive income (loss)							1.4	(1.2)	0.2	—
Acquisitions resulting in noncontrolling interests								1.0	1.0	8.2
Distributions to shareholders of noncontrolling interests								(24.0)	(24.0)
Purchase of treasury stock			(14.4)	(585.1)					(585.1)
Retirement of treasury stock	(10.9)	—	10.9	435.8		(435.8)			—
Stock options exercised	20.2	—	2.4	86.3	351.8	(43.1)			395.0
Dividends declared ($0.425 per common share)						(507.4)			(507.4)
Stock-based compensation expense					99.0				99.0
Balance as of December 31, 2023	1,201.3	1.2	(3.5)	(142.8)	3,100.6	5,921.1	(533.6)	49.3	8,395.8	30.7
Net income						2,424.0		16.0	2,440.0	1.6
Other comprehensive income (loss)							(182.7)	(1.3)	(184.0)	(0.5)
Capital contributions from noncontrolling interests								1.5	1.5
Purchase of noncontrolling interests					0.2			(0.1)	0.1	(23.1)
Distributions to shareholders of noncontrolling interests								(10.0)	(10.0)
Purchase of treasury stock			(11.1)	(689.3)					(689.3)
Retirement of treasury stock	(8.3)	—	8.3	513.1		(513.1)			—
Stock options exercised	19.9	—	2.7	119.3	391.5	(64.1)			446.7
Dividends declared ($0.55 per common share)						(662.9)			(662.9)
Stock-based compensation expense					109.5				109.5
Balance as of December 31, 2024	1,212.9	$1.2	(3.6)	$(199.7)	$3,601.8	$7,105.0	$(716.3)	$55.4	$9,847.4	$8.7
(1)	Excludes redeemable noncontrolling interests.

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash from operating activities:
Net income	$2,441.6	$1,945.5	$1,916.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	572.5	406.4	392.9
Stock-based compensation expense	109.5	99.0	89.5
Deferred income tax benefit	(82.8)	(58.8)	(4.7)
Gain on bargain purchase acquisition	—	(5.4)	—
Net change in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(586.8)	146.4	(273.1)
Inventories	(200.1)	71.4	(278.5)
Prepaid expenses and other current assets	(106.8)	(34.1)	49.7
Accounts payable	423.1	(34.6)	62.5
Accrued income taxes	3.1	7.7	77.6
Other accrued liabilities	257.0	(7.0)	168.7
Accrued pension and postretirement benefits	(2.4)	(0.3)	(0.4)
Other long-term assets and liabilities	(13.2)	(7.5)	(26.4)
Net cash provided by operating activities	2,814.7	2,528.7	2,174.6

Cash from investing activities:
Capital expenditures	(665.4)	(372.8)	(383.8)
Proceeds from disposals of property, plant and equipment	7.8	4.0	5.6
Purchases of investments	(26.2)	(305.7)	(309.4)
Sales and maturities of investments	189.7	246.3	228.2
Acquisitions, net of cash acquired	(2,156.4)	(970.4)	(288.2)
Other, net	1.9	4.9	16.5
Net cash used in investing activities	(2,648.6)	(1,393.7)	(731.1)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	2,991.3	354.9	5.8
Repayments of senior notes and other long-term debt	(364.4)	(15.7)	(10.3)
Proceeds from short-term borrowings	—	—	44.9
Repayments of short-term borrowings	—	—	(44.9)
(Repayments) borrowings under commercial paper programs, net	—	(632.6)	(159.3)
Payment of costs related to debt financing	(28.4)	(2.3)	(0.4)
Payment of deferred purchase price related to acquisitions	—	(1.5)	—
Purchase of treasury stock	(689.3)	(585.1)	(730.5)
Proceeds from exercise of stock options	447.4	394.5	185.3
Distributions to and purchases of noncontrolling interests	(33.0)	(24.0)	(9.9)
Dividend payments	(595.1)	(500.6)	(477.4)
Other, net	1.4	—	—
Net cash provided by (used in) financing activities	1,729.9	(1,012.4)	(1,196.7)

Effect of exchange rate changes on cash and cash equivalents	(54.0)	(20.7)	(70.8)

Net increase in cash and cash equivalents	1,842.0	101.9	176.0
Cash and cash equivalents balance, beginning of year	1,475.0	1,373.1	1,197.1
Cash and cash equivalents balance, end of year	$3,317.0	$1,475.0	$1,373.1

Cash paid during the year for:
Interest	$179.5	$129.2	$123.7
Income taxes, net	650.0	560.4	477.7

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Notes to Consolidated Financial Statements

(All amounts included in the following Notes to Consolidated Financial Statements are presented in millions, except share and per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

Business

Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our” or “us”) is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial, high-speed and specialty cable. The Company sells its products to customers worldwide.

The Company aligns its businesses into the following three reportable business segments:

●Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, specialty cable, printed circuits and printed circuit assemblies and other products for use in the industrial, defense, commercial aerospace, automotive, mobile networks and information technology and data communications end markets.

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, coaxial and high-speed cable, as well as antennas, for use in the information technology and data communications, mobile devices, industrial, mobile networks, broadband communications, automotive, commercial aerospace and defense end markets.

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

Principles of Consolidation

The consolidated financial statements are prepared in U.S. dollars and include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Intercompany account balances and transactions have been eliminated in consolidation. The results of companies acquired are included in the Consolidated Financial Statements from the effective date of acquisition. The Company’s results of operations for each of the three years ended December 31, 2024 may not necessarily be indicative of its future operating results. The accompanying Financial Statements and Notes herein reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with U.S. GAAP.

Stock Split

On May 20, 2024, the Company announced that its Board of Directors (the “Board”) approved a two-for-one split of the Company’s Class A Common Stock (“Common Stock”). The stock split was effected in the form of a stock dividend paid to stockholders of record as of the close of business on May 31, 2024. The additional shares were distributed on June 11, 2024, and the Common Stock began trading on a split-adjusted basis on June 12, 2024. The shares of Common Stock retain a par value of $0.001 per share. As a result of the stock split, stockholders received one additional share of Common Stock for each share held as of the record date. There was no change in the number of authorized shares of common stock of the Company as a result of the stock split.

All current and prior year data impacted by the stock split and presented in the accompanying Consolidated Financial Statements and notes thereto, including, but not limited to, number of shares and per share information, stock-based compensation data, including stock options and restricted shares and related per share data, basic and diluted earnings per share, and dividends per share amounts, among others, have been adjusted to reflect the effect of the stock split and to conform to the current year presentation. The impact to the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity herein was an increase of $0.6 to Common stock, with an offsetting decrease in Additional paid-in capital, which has been retroactively adjusted for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. The carrying amounts approximate fair values of those instruments, the majority of which are typically in non-U.S. bank accounts. However, as of December 31, 2024, more than half of the Company’s cash and cash equivalents on hand was located in the United States, primarily as a result of the proceeds from the issuance of the October Senior Notes, as discussed in more detail in Note 4 herein.

Short-term and Long-term Investments

Short-term investments primarily consist of certificates of deposit with original or remaining maturities of 12 months or less. Long-term investments primarily consist of certificates of deposit with original and remaining maturities of more than 12 months. The carrying amounts of these short-term and long-term investments approximate their respective fair values, the vast majority of which are in non-U.S. bank accounts. Short-term investments are presented separately as its own line item on the Consolidated Balance Sheets. Long-term investments are recorded in Other long-term assets on the Consolidated Balance Sheets.

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

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets, which generally range from 3 to 12 years for machinery and equipment and office equipment and 20 to 40 years for buildings. Leasehold building improvements are amortized over the shorter of the remaining lease term or estimated useful life of such improvements. The Company periodically reviews fixed asset lives. Depreciation expense is included in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income, dependent upon the specific categorization and use of the underlying asset being depreciated. The Company assesses the impairment of property, plant and equipment subject to depreciation, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no impairments recorded in 2024, 2023 or 2022 as a result of such reviews.

Leases

Amphenol is a lessee of buildings, office space, automobiles and equipment throughout the world, nearly all of which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at lease inception. Lease right-of-use (“ROU”) assets and lease liabilities for existing operating leases are recognized on the Consolidated Balance Sheets. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate leases, which are comprised primarily of manufacturing facilities, warehouses and sales offices, represent the vast majority of our operating lease liabilities and generally have a lease term between 1 and 10 years. The remaining leases primarily consist of machinery and equipment used in production, office equipment and vehicles, each with various lease terms. The vast majority of our leases are comprised of fixed lease payments, with a small percentage of the Company’s real estate leases including lease payments tied to a rate or index which may be subject to variability. Certain real estate leases also include executory costs such as common area maintenance (non-lease component), as well as property insurance and property taxes (non-components). We account for the lease and non-lease components as a single lease component for our real estate leases. Lease payments, which may include lease components, non-lease components and non-components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.

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

Annually, the Company performs its goodwill impairment assessment on its three reporting units. In the third quarter of 2024 and 2023, as part of our annual evaluations, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of these assessments, the Company reviews qualitative factors, which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of each of its reporting units is greater than its respective carrying amount. As of July 1, 2024 and 2023, the Company determined that it was more likely than not that the fair value of each of its reporting units exceeded its respective carrying amount and, therefore, a quantitative assessment was not required. As a result, no goodwill impairment resulted from the assessments as of July 1, 2024 and 2023.

The Company has not recognized any goodwill impairment in 2024, 2023 or 2022 in connection with its annual impairment assessments. Refer to Note 12 herein for further details related to the carrying amount of goodwill by segment.

Intangible Assets

Other than goodwill, intangible assets primarily consist of customer relationships, proprietary technology, acquired backlog and license agreements and are generally amortized over the estimated periods of benefit. The fair value associated with acquired identifiable intangible assets are generally valued based on discounted cash flow analyses, independent appraisals and certain estimates made by management. The Company assesses and reviews its identifiable intangible assets, subject to amortization, for potential impairment whenever events or changes in circumstances indicate the intangible asset’s carrying amount may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, anticipated future cash flows and significant negative economic trends. Any indefinite-lived intangible assets that are not subject to amortization, which are comprised of certain trade names, are reviewed at least annually for impairment. In the third quarter of 2024, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets.  Based on its assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no impairment associated with the Company’s intangible assets in 2024, 2023 or 2022 as a result of such reviews.

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

The vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point or (ii) when the product arrives at its destination. For the years ended December 31, 2024, 2023 and 2022, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs. This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods, which is generally commensurate with this transfer of control. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Consolidated Balance Sheets were not material as of December 31, 2024 and 2023.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months. Nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of December 31, 2024 and 2023.

Sales to Distributors and Resellers

Sales to certain distributors and resellers are made under terms allowing certain price adjustments and limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustment claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material to the Consolidated Balance Sheets as of December 31, 2024 and 2023.

Warranty

Standard product warranty coverage, which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, is typically offered, while extended or separately priced warranty coverage is typically not offered. The warranty claim is generally limited to a credit equal to the purchase price or a promise to repair or replace the product for a specified period of time at no additional charge. We estimate our warranty liability based on historical experience, product history, and current trends, and record warranty expense in Cost of sales in the Consolidated Statements of Income. Warranty liabilities and related warranty expense have not been and were not material in the accompanying Consolidated Financial Statements as of and for the years ended December 31, 2024, 2023 and 2022.

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

Contract Assets and Contract Liabilities

The Company records contract assets or contract liabilities depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract assets represent unbilled receivables, which generally arise when revenue recognized over time exceed amounts billed to customers. Contract liabilities represent billings or advanced consideration received from customers in excess of revenue recognized to date. As the Company’s performance obligations are typically less than one year, these amounts are generally recorded as current in the accompanying Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of December 31, 2024 and 2023. Contract assets and contract liabilities recorded in the Consolidated Balance Sheets were not material as of December 31, 2024 and 2023.

Contract Costs

The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that such costs are explicitly chargeable to the customer and the benefit associated with the costs is expected to be longer than one year. Otherwise, such costs are expensed as incurred and recorded within Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Incremental costs to fulfill customer orders, which are mostly comprised of pre-production and set-up costs, are generally capitalized to the extent such costs are contractually guaranteed to be reimbursed by the customer. Otherwise, such costs are expensed as incurred. Capitalized contract costs to obtain a contract or to fulfill a contract that are not accounted for under other existing accounting standards are recorded as either other current or long-term assets on the accompanying Consolidated Balance Sheets, depending on the timing of when the Company expects to recognize the expense, and are generally amortized consistent with the timing of when transfer of control of the related goods occurs. Such capitalized contract costs were not material as of December 31, 2024 and 2023, and the related amortization expense was not material for the years ended December 31, 2024, 2023 and 2022.

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

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted.  Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States.  As of December 31, 2024, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,550 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated. In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries. It is not practicable to determine the deferred tax liability with respect to such basis differences. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured, in most cases, using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated into U.S. dollars at current exchange rates and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments is included as a component of Accumulated other comprehensive income (loss) within equity. Transaction gains and losses related to operating assets and liabilities are included in Cost of sales in the accompanying Consolidated Statements of Income.

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred. Research and development expenses for the creation of new and improved products and processes were $453.0, $342.2, and $323.6 for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

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

Net Income per Common Share

Basic earnings per common share is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. Diluted earnings per common share assumes the exercise of outstanding dilutive stock options using the treasury stock method. Refer to Note 8 of the Notes to Consolidated Financial Statements for a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, used in the calculation of earnings per share (basic and diluted) for Amphenol Corporation.

Treasury Stock

Treasury stock purchases are recorded at cost. Any issuances from treasury shares are recorded using the weighted average cost method.

Noncontrolling Interests

The Company presents equity attributable to noncontrolling interests in consolidated entities as its own caption within equity, separate from the Company’s equity attributable to Amphenol Corporation stockholders, to the extent that such noncontrolling interests do not have redemption features that would otherwise result in such noncontrolling interests being considered redeemable, as discussed below. Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company.

Redeemable Noncontrolling Interests

The Company reports noncontrolling interests in the mezzanine (“temporary equity”) section, between liabilities and equity, of the Consolidated Balance Sheets, to the extent that such noncontrolling interests have redemption features, such as a put option, that is redeemable at a fixed or determinable price on a fixed or determinable date at the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company. Due to its redeemable features that are outside the control of the Company, the redeemable noncontrolling interest is and will continue to be reported in the mezzanine section in the Consolidated Balance Sheets for as long as the put option is exercisable by the option holder. The carrying amount of the redeemable noncontrolling interest, initially valued at fair value as part of acquisition accounting, is adjusted each reporting period to equal the greater of the (i) redemption value or (ii) carrying value of the noncontrolling interest, adjusted each reporting period for income or loss attributable to the noncontrolling interest and any distributions made to date. The redemption value is generally calculated based on a multiple of earnings. Any measurement adjustments, if applicable, to the redeemable noncontrolling interest are recognized in Additional paid-in capital in the Consolidated Balance Sheets. Net income attributable to redeemable noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the redeemable noncontrolling interests’ share in net income of the Company. Refer to Note 5 herein for further details related to the redeemable noncontrolling interests.

Derivative Financial Instruments

The Company records each of its derivatives at fair value within the accompanying Consolidated Balance Sheets, and the respective accounting treatment for each derivative is based on its hedge designation. We do not enter into derivative financial instruments for trading or speculative purposes, and our derivative financial instruments are with large financial institutions with strong credit ratings. As of December 31, 2024, the Company does not have any significant concentration of exposure with any one counterparty. Refer to Note 5 herein for further discussion of our derivative financial instruments.

Cash Flow Hedges

From time to time, the Company utilizes derivative financial instruments in the management of interest rate and foreign currency exposures. Such cash flow hedges include foreign exchange forward contracts to hedge exposure to foreign currency exchange rate fluctuations for certain transactions denominated in foreign currencies. As of December 31, 2024 and 2023, there were no outstanding cash flow hedge contracts. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in Accumulated other comprehensive income (loss), and subsequently reflected in Cost of sales in the Consolidated Statements of Income in a manner that matches the timing of the actual income or expense of such instruments with that of the hedged transaction. Any ineffective portion of the change in the fair value of designated hedging instruments is included in the Consolidated Statements of Income.

Cash flows associated with cash flow hedges are classified and reported consistent with the cash flows associated with the underlying hedged item.

Net Investment Hedges

The Company is exposed to variability in the U.S. dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, from time to time, the Company enters into foreign exchange forward contracts to hedge the net investments in certain foreign subsidiaries from which we expect to repatriate earnings to the United States. As of December 31, 2024 and 2023, there were no outstanding net investment hedge contracts, and, as such, the aggregate notional value of our outstanding net investment hedge contracts was nil. For such instruments that are designated and qualify as a net investment hedge, the effective portion of the hedging instrument’s gain or loss is reported as a component of other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The gain or loss will be subsequently reclassified into net earnings if the net investment in the hedged foreign operation is either sold or substantially liquidated. Cash flows associated with net investment hedges are classified and reported within investing activities in the Consolidated Statements of Cash Flow. Cash flows associated with net investment hedges were not material for the years ended December 31, 2024, 2023 and 2022.

Non-Designated Derivatives

The Company enters into certain derivative financial instruments, from time to time, that are not designated as hedging instruments. The Company enters into such foreign exchange forward contracts to reduce and minimize the impact of foreign currency fluctuations arising from the change in fair value of certain foreign currency denominated assets and liabilities. These non-designated derivative instruments are adjusted to fair value each period through earnings, within the financial statement line item to which the derivative instrument relates. For each of the three years ended December 31, 2024, such non-designated derivative instruments, including their impact to the Consolidated Statements of Income, were not material to the Company. Cash flows associated with non-designated hedges are classified and reported consistent with the cash flows associated with the underlying hedged item.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends ASC 280. The intent of ASU 2023-07 is to improve the disclosures around a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses by requiring entities to disclose on an annual and interim basis: (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss and (ii) an amount for other segment items by reportable segment and a description of its composition, which represents the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. Furthermore, entities will be required to: (i) provide all annual disclosures about a segment’s profit or loss and assets currently required under ASC 280 on an interim basis as well, (ii) clarify that an entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As part of this Annual Report, the Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. Refer to Note 13 herein for further details regarding this adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The intent of ASU 2023-09 is to improve the disclosures around a company’s rate reconciliation information and certain types of income taxes companies are required to pay. Specifically, these new disclosure requirements will provide more transparency regarding income taxes companies pay in the United States and other countries, along with more disclosure around a company’s rate reconciliation, among other new disclosure requirements, such that users of financial statements can get better information about how the operations, related tax risks, tax planning and operational opportunities of companies affect their effective tax rates and future cash flow prospects. ASU 2023-09 is effective for annual fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments under ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company continues to evaluate ASU 2023-09 and its disclosure requirements, and will adopt this standard in our upcoming Annual Report on Form 10-K for the year ended December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The intent of ASU 2024-03 is to improve financial statement disclosures regarding information about certain costs and expenses. Specifically, ASU 2024-03 requires the disaggregation of significant expenses within the income statement expense line items, including, but not limited to, purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses, among others, as well as a qualitative description of the remaining amounts not separately disaggregated quantitatively. ASU 2024-03 is effective for annual fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments under ASU 2024-03 should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the potential impact of ASU 2024-03 on its consolidated financial statements and disclosures.

Note 2—Inventories

The components of Inventories are comprised of:

	December 31,
	2024	2023
Raw materials and supplies	$1,102.5	$964.7
Work in process	703.5	562.3
Finished goods	739.7	640.1
	$2,545.7	$2,167.1

Note 3—Property, Plant and Equipment, Net

The components of Property, plant and equipment, net are summarized as follows:

	December 31,
	2024	2023
Land and improvements	$47.7	$33.9
Buildings and improvements	543.0	483.9
Machinery and equipment	3,042.8	2,628.4
Office equipment and other	542.6	430.3
	4,176.1	3,576.5
Accumulated depreciation	(2,464.3)	(2,261.8)
	$1,711.8	$1,314.7

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $390.6, $313.7 and $306.1, respectively.

Note 4—Debt

The Company’s debt consists of the following:

		December 31, 2024		December 31, 2023
		Carrying	Approximate	Carrying	Approximate
	Maturity	Amount	Fair Value (1)	Amount	Fair Value (1)
Revolving Credit Facility	March 2029	$—	$—	$—	$—
U.S. Commercial Paper Program (less unamortized discount of nil at December 31, 2024 and 2023)	March 2029	—	—	—	—
Euro Commercial Paper Program	March 2029	—	—	—	—
Term Loan Credit Facility	April 2024	—	—	—	—
3.20% Senior Notes (less unamortized discount of nil at December 31, 2023)	April 2024	—	—	350.0	348.4
2.050% Senior Notes (less unamortized discount of nil and $0.2 at December 31, 2024 and 2023, respectively)	March 2025	400.0	398.0	399.8	386.8
4.750% Senior Notes (less unamortized discount of $0.5 and $0.9 at December 31, 2024 and 2023, respectively)	March 2026	349.5	350.0	349.1	350.6
0.750% Euro Senior Notes (less unamortized discount of $0.5 and $0.9 at December 31, 2024 and 2023, respectively)	May 2026	518.6	505.8	551.7	523.4
5.050% Senior Notes (plus unamortized premium of $2.2 at December 31, 2024)	April 2027	702.2	706.1	—	—
2.000% Euro Senior Notes (less unamortized discount of $1.1 and $1.3 at December 31, 2024 and 2023, respectively)	October 2028	518.2	505.9	551.4	531.4
5.050% Senior Notes (less unamortized discount of $0.4 at December 31, 2024)	April 2029	449.6	452.4	—	—
4.350% Senior Notes (less unamortized discount of $0.2 and $0.2 at December 31, 2024 and 2023, respectively)	June 2029	499.8	489.1	499.8	497.2
2.800% Senior Notes (less unamortized discount of $0.4 and $0.4 at December 31, 2024 and 2023, respectively)	February 2030	899.6	814.1	899.6	817.6
2.200% Senior Notes (less unamortized discount of $1.8 and $2.1 at December 31, 2024 and 2023, respectively)	September 2031	748.2	624.9	747.9	629.9
5.250% Senior Notes (less unamortized discount of $0.6 at December 31, 2024)	April 2034	599.4	601.0	—	—
5.000% Senior Notes (less unamortized discount of $3.7 at December 31, 2024)	January 2035	746.3	731.3	—	—
5.375% Senior Notes (less unamortized discount of $7.8 at December 31, 2024)	November 2054	492.2	476.1	—	—
Other debt	2025-2031	4.3	4.3	9.5	9.5
Less: unamortized deferred debt issuance costs		(41.8)	—	(21.5)	—
Total debt		6,886.1	6,659.0	4,337.3	4,094.8
Less: current portion		401.7	399.7	353.8	352.2
Total long-term debt		$6,484.4	$6,259.3	$3,983.5	$3,742.6
(1)	The fair value of each series of the Company’s Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5).

Revolving Credit Facility

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight

Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date it was amended and restated. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of December 31, 2024 and 2023, there were no outstanding borrowings under the revolving credit facility then in effect. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value, primarily due to their market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.

Term Loan Credit Facility

On April 19, 2022, the Company entered into a two-year, $750.0 unsecured delayed draw term loan credit agreement (the “Term Loan”). The Term Loan matured on April 19, 2024 without the Company drawing upon it throughout its term.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. The maturities of the USCP Notes vary but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of December 31, 2024, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of 2024 and 2023, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of Carlisle Interconnect Technologies (“CIT”) in May 2024, as discussed further in Note 11 herein. Before the end of the fourth quarter of 2024 and 2023, the Company repaid all of its USCP Notes then outstanding. As of December 31, 2024 and 2023, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions, as was the case in the first quarter of 2023 when the Company used borrowings under its Euro Commercial Paper Program, along with cash on hand, to fund an acquisition. These borrowings were repaid in their entirety by the end of the first quarter of 2023. The Company did not borrow under the Euro Commercial Paper Program during 2024. As of December 31, 2024 and 2023, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of December 31, 2024, the authorization from the Board limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0.  The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary.  Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes.  Any outstanding Commercial Paper is classified as long-term debt in the accompanying Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, primarily due to its market interest rates, and is classified as Level 2 in the fair value hierarchy (Note 5).

U.S. Senior Notes

On April 1, 2024, the Company used cash on hand to repay the $350.0 aggregate principal amount of unsecured 3.20% Senior Notes due April 1, 2024 upon maturity.

On April 5, 2024, the Company issued three series of unsecured senior notes (collectively, the “April Senior Notes”): (i) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 at 99.887% of face value (the “Original 2027 Senior Notes”), (ii) $450.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2029 at 99.900% of face value (the “2029 Senior Notes”) and (iii) $600.0 aggregate principal amount of unsecured 5.250% Senior Notes due April 5, 2034 at 99.900% of face value (the “2034 Senior Notes”). The April Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Euro Notes. Interest on the April Senior Notes is payable semiannually on April 5 and October 5 of each year, which commenced on October 5, 2024. Prior to March 5, 2027, the Company may redeem, from time to time, some or all of the Original 2027 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to March 5, 2029, the Company may redeem, from time to time, some or all of the 2029 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to January 5, 2034, the Company may redeem, from time to time, some or all of the 2034 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. On or after such dates, the Company may redeem, from time to time, some or all of the respective series of the April Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. The Company used net proceeds from the April Senior Notes, together with a combination of cash on hand and borrowings under the U.S. Commercial Paper Program, to fund the cash consideration for the CIT acquisition in May 2024, along with the fees and expenses related thereto. During the year ended December 31, 2024, the Company incurred $11.7 of debt financing costs associated with the issuance of the April Senior Notes.

On October 31, 2024, the Company issued three series of unsecured senior notes (collectively, the “October Senior Notes”): (i) $250.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 at 101.107% of face value (the “Additional 2027 Senior Notes”), which constituted a further issuance of the Company’s Original 2027 Senior Notes issued in April 2024, thus forming a single series with, and having the same terms (other than the issue date, issue price and the first interest payment date) as, the Original 2027 Senior Notes, and thus having a total aggregate principal amount of $700.0 of unsecured 5.050% Senior Notes due April 5, 2027 outstanding (the Original 2027 Senior Notes, together with the Additional 2027 Senior Notes collectively referred to as the “2027 Senior Notes”), (ii) $750.0 aggregate principal amount of unsecured 5.000% Senior Notes due January 15, 2035 at 99.502% of face value (the “2035 Senior Notes”) and (iii) $500.0 aggregate principal amount of unsecured 5.375% Senior Notes due November 15, 2054 at 98.429% of face value (the “2054 Senior Notes”). The October Senior Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Euro Notes. Consistent with the Original 2027 Senior Notes, interest on the Additional 2027 Senior Notes is payable semiannually on April 5 and October 5 of each year, commencing on April 5, 2025, commensurate with the timing of the remaining interest payments of the Original 2027 Senior Notes. Interest on the 2035 Senior Notes is payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2025. Interest on the 2054 Senior Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 2025. Prior to March 5, 2027, the Company may redeem, from time to time, some or all of the 2027 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to October 15, 2034, the Company may redeem, from time to time, some or all of the 2035 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to May 15, 2054, the Company may redeem, from time to time, some or all of the 2054 Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. On or after such dates, the Company may redeem, from time to time, some or all of the respective series of the October Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. On January 31, 2025, the Company used the net proceeds from the October Senior Notes, together with borrowings under the U.S. Commercial Paper Program and cash on hand, to fund the cash consideration for the Company’s acquisition of CommScope’s Mobile Networks Business, along with the fees and expenses related thereto. During the year ended December 31, 2024, the Company incurred $13.7 of debt financing costs associated with the issuance of the October Senior Notes.

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

Euro Senior Notes

The Euro Issuer has two outstanding unsecured senior notes issued in Europe. The Euro Issuer has €500.0 (approximately $545.4 at date of issuance) aggregate principal amount of unsecured 0.750% Senior Notes due May 4, 2026, which were issued in May 2020 at 99.563% of face value (the “2026 Euro Notes” or the “0.750% Euro Senior Notes”). The net proceeds of the 2026 Euro Notes were used to repay amounts outstanding under the then existing revolving credit facility. The Euro Issuer also has €500.0 (approximately $574.6 at date of issuance) aggregate principal amount of unsecured 2.000% Senior Notes due October 8, 2028, which were issued in October 2018 at 99.498% of face value (the “2028 Euro Notes” or the “2.000% Euro Senior Notes”, together with the 2026 Euro Notes, the “Euro Notes”, and the Euro Notes, together with the U.S. Senior Notes, the “Senior Notes”). The net proceeds of the 2028 Euro Notes were used to repay a portion of the outstanding amounts under our Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes. The Euro Notes are unsecured and rank equally in right of payment with all of the Euro Issuer’s senior unsecured and unsubordinated indebtedness and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually on May 4 and October 8 of each year, respectively. The Company may, at its option, redeem some or all of either series of Euro Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium.

The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements.

The maturity of the Company’s debt (exclusive of unamortized deferred debt issuance costs as of December 31, 2024) over each of the next five years ending December 31 and thereafter, is as follows:

2025	$401.9
2026	869.4
2027	702.8
2028	518.5
2029	949.5
Thereafter	3,485.8
$6,927.9

As of December 31, 2024, the Company had approximately $122.2 of uncommitted standby letter of credit facilities, of which $47.0 were issued.

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

The Company believes that the assets and liabilities currently subject to such standards with fair value disclosure requirements are primarily (i) debt instruments, (ii) pension plan assets, and (iii) assets acquired and liabilities and noncontrolling interests assumed as part of acquisition accounting, which are discussed in Note 4, Note 9 and Note 11, respectively, herein, along with short- and long-term investments and derivative instruments, discussed below. Substantially all of the Company’s short- and long-term investments consist of certificates of deposit, which are considered as Level 2 in the fair value hierarchy. The Company’s existing long-term investments have original maturities of approximately three years. Long-term investments are recorded in Other long-term assets in the accompanying Consolidated Balance Sheets. The carrying amounts of these short- and long-term instruments, the vast majority of which are in non-U.S. bank accounts, approximate their respective fair values. The Company’s derivative instruments primarily consist of foreign exchange forward contracts, which are valued using bank quotations based on market observable inputs, such as forward and spot rates, and are therefore classified as Level 2 in the fair value hierarchy. The impact of the credit risk related to these derivative financial assets is immaterial.

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2024 and December 31, 2023 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
2024	Total	Assets (Level 1)	(Level 2)	(Level 3)
Short-term investments	$18.4	$—	$18.4	$—
Long-term investments	0.3	—	0.3	—
Forward contracts	(1.1)	—	(1.1)	—
Redeemable noncontrolling interests	(8.7)	—	—	(8.7)
Total	$8.9	$—	$17.6	$(8.7)

2023
Short-term investments	$185.2	$—	$185.2	$—
Long-term investments	0.4	—	0.4	—
Forward contracts	(0.5)	—	(0.5)	—
Redeemable noncontrolling interests	(30.7)	—	—	(30.7)
Total	$154.4	$—	$185.1	$(30.7)

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of December 31, 2024 and 2023, the Company had no outstanding foreign exchange forward contracts accounted for as either net investment hedges or cash flow hedges. As of December 31, 2024 and 2023, the fair value of such foreign exchange forward contracts in the table above consisted of various outstanding foreign exchange forward contracts that are not designated as hedging instruments. The fair value of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, depending on their value and remaining contractual period.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interests recorded on the accompanying Consolidated Balance Sheets relate to recent acquisitions, which, based on the terms of the respective acquisition agreements, will remain in temporary equity until the applicable put option is either fully exercised or expires. In 2024, in accordance with the terms of the agreement, the noncontrolling option holders of one of our acquisitions exercised their put option, requiring the Company to acquire its entire redeemable noncontrolling interests then outstanding. The redemption value of the redeemable noncontrolling interests is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable noncontrolling interests currently outstanding, approximate fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy and is recorded as Redeemable noncontrolling interests on the Consolidated Balance Sheets as of December 31, 2024 and 2023.  A rollforward of the Redeemable noncontrolling interests for the years ended December 31, 2024, 2023 and 2022 is included in the accompanying Consolidated Statements of Changes in Equity.

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

Note 6—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
Income before income taxes:
United States	$462.0	$521.9	$442.3
Foreign	2,549.9	1,932.9	2,025.1
	$3,011.9	$2,454.8	$2,467.4
Current tax provision (benefit):
United States	$19.0	$55.1	$97.7
Foreign	634.1	513.0	457.6
	653.1	568.1	555.3
Deferred tax provision (benefit):
United States	(56.2)	(10.0)	(31.5)
Foreign	(26.6)	(48.8)	26.8
	(82.8)	(58.8)	(4.7)
Total provision for income taxes	$570.3	$509.3	$550.6

The United States federal government enacted the Tax Cuts and Jobs Act (“Tax Act”) in December 2017. As a result, in 2017, the Company recorded a transition tax (“Transition Tax”) related to the deemed repatriation of the accumulated unremitted earnings and profits of the Company’s foreign subsidiaries. In the second quarter of 2024, the Company paid its seventh annual installment of the Transition Tax, net of applicable tax credits and deductions, and will pay the balance of the Transition Tax, net of applicable tax credits and deductions, in 2025, as permitted under the Tax Act. The current and long-term portions of the Transition Tax are recorded in Accrued income taxes and Other long-term liabilities, respectively, on the Consolidated Balance Sheets as of December 31, 2024 and 2023. In addition, as a result of the Tax Act, the Company also recorded a tax charge, in 2017, related to changes in the Company’s permanent reinvestment assertion, due to our intention to repatriate prior accumulated unremitted earnings from certain foreign subsidiaries over time. We will pay such taxes when those respective earnings are repatriated.

At December 31, 2024, the Company had $246.8 of foreign tax loss carryforwards, $151.9 of U.S. state tax loss carryforwards and $35.7 of U.S. federal tax loss carryforwards, of which $40.2, $151.9 and $1.6, respectively, will expire at various dates through 2044 and the balance can be carried forward indefinitely.  At December 31, 2024, the Company had $19.5 of U.S. state tax credit carryforwards and $16.4 of U.S. federal tax credit carryforwards, of which $12.1 and $16.4, respectively, will expire at various dates through 2044 and the balance can be carried forward indefinitely.

A valuation allowance of $73.6 and $46.6 at December 31, 2024 and 2023, respectively, has been recorded which relates primarily to the U.S. state and foreign net operating loss carryforwards and U.S. federal and state tax credit carryforwards. The valuation allowance for deferred tax assets increased by $27.0 in 2024, which was primarily driven by U.S. state and foreign net operating loss carryforwards and U.S. federal tax credit carryforwards. The valuation allowance for deferred tax assets increased by $4.4 in 2023, which was primarily driven by U.S. state and foreign net operating loss carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate are analyzed below:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
State and local taxes, net	0.6	0.6	0.6
Foreign earnings and dividends taxed at different rates	1.9	2.2	2.3
U.S. tax on foreign income	(0.1)	—	0.5
Excess tax benefits related to stock-based compensation	(4.7)	(3.4)	(2.3)
Other, net	0.2	0.3	0.2
Effective tax rate	18.9%	20.7%	22.3%

For the years ended December 31, 2024, 2023 and 2022, stock option exercise activity had the impact of decreasing our Provision for income taxes by $142.6, $82.4 and $56.0, respectively, and decreasing our effective tax rate by the basis points in the table above. Total acquisition-related expenses, as discussed in further detail in Note 11 herein, had the aggregate impact of increasing our effective tax rate by approximately 30 basis points, 20 basis points and 10 basis points for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, a discrete tax benefit of $18.6, related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, had the effect of decreasing our effective tax rate by approximately 60 basis points, and, for the year ended December 31, 2023, the gain associated with the bargain purchase acquisition that closed in the second quarter of 2023, as discussed in Note 11 herein, had the effect of decreasing our effective tax rate by approximately 10 basis points.

The components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2024	2023
Deferred tax assets relating to:
Accrued liabilities and reserves	$115.7	$78.0
Operating lease liabilities	86.2	70.7
Operating loss, interest, and tax credit carryforwards	114.8	76.9
Pensions	10.2	16.7
Inventories	112.0	86.0
Employee benefits	49.5	45.1
Total deferred tax assets	488.4	373.4
Valuation allowance	(73.6)	(46.6)
Total deferred tax assets, net of valuation allowances	414.8	326.8

Deferred tax liabilities relating to:
Goodwill	307.2	270.5
Depreciation and amortization	144.1	130.9
Operating lease right-of-use assets	86.2	70.7
Unremitted foreign earnings	125.3	123.2
Total deferred tax liabilities	662.8	595.3

Net deferred tax liability	$248.0	$268.5

Classification of deferred tax assets and liabilities, as reflected on the Consolidated Balance Sheets:
Other long-term assets	$128.7	$98.5
Deferred income taxes	376.7	367.0
Net deferred tax liability, long-term	$248.0	$268.5

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2024, 2023 and 2022 is shown below.

	2024	2023	2022
Unrecognized tax benefits as of January 1	$174.2	$164.1	$147.7
Gross increases for tax positions in prior periods	15.2	3.8	12.8
Gross increases for tax positions in current period	21.1	8.4	4.9
Settlements	(6.1)	(1.0)	(0.4)
Lapse of statutes of limitations	(27.6)	(1.1)	(0.9)
Unrecognized tax benefits as of December 31	$176.8	$174.2	$164.1

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2024, 2023 and 2022, the provision for income taxes included a net (benefit) expense of ($4.2), $5.8 and $0.8, respectively, in estimated interest and penalties. As of December 31, 2024, 2023 and 2022, the liability for unrecognized tax benefits included $37.7, $41.8 and $35.8, respectively, for tax-related interest and penalties.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2024 and 2023, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $209.7 and $208.6, respectively. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next 12-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $13.0.

Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduced several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases, was enacted into law in 2022. Companies were required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but did not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the years ended December 31, 2024 and 2023. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

Note 7—Equity

Stock-Based Compensation:

For the years ended December 31, 2024, 2023 and 2022, the Company’s Income before income taxes was reduced by stock-based compensation expense of $109.5, $99.0 and $89.5, respectively, the expense of which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. In addition, for the years ended December 31, 2024, 2023 and 2022, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $154.1, $92.4 and $64.8, respectively, in Provision for income taxes in the accompanying Consolidated Statements of Income. These aggregate income tax benefits during the years ended December 31, 2024, 2023 and 2022 include excess tax benefits of $142.6, $82.4 and $56.0, respectively, from option exercises. The impact associated with recognizing excess tax benefits from option exercises in the provision for income taxes on our consolidated financial statements could result in significant fluctuations in our effective tax rate in the future, since the provision for income taxes will be impacted by the timing and intrinsic value of future stock-based compensation award exercises.

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 120,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 80,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of December 31, 2024, there were 55,113,594 shares of Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan. Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of 10 years from the date of grant.

Stock option activity for 2022, 2023 and 2024 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2022	130,601,496	$21.00	6.47
Options granted	14,181,596	34.47
Options exercised	(11,254,778)	16.44
Options forfeited	(1,258,240)	25.91
Options outstanding at December 31, 2022	132,270,074	22.78	6.03
Options granted	12,131,028	37.99
Options exercised	(22,506,662)	17.55
Options forfeited	(1,114,116)	29.16
Options outstanding at December 31, 2023	120,780,324	25.23	5.81
Options granted	8,075,819	65.67
Options exercised	(22,523,753)	19.83
Options forfeited	(628,199)	36.21
Options outstanding at December 31, 2024	105,704,191	$29.40	5.53	$4,233.2
Vested and non-vested options expected to vest at December 31, 2024	103,031,174	$29.05	5.47	$4,162.6
Exercisable options at December 31, 2024	70,156,937	$23.65	4.45	$3,213.5

A summary of the status of the Company’s non-vested options as of December 31, 2024 and changes during the year then ended was as follows:

		Weighted Average
		Fair Value
	Options	at Grant Date
Non-vested options at January 1, 2024	45,047,962	$7.28
Options granted	8,075,819	19.33
Options vested	(16,961,552)	5.88
Options forfeited	(614,975)	9.23
Non-vested options at December 31, 2024	35,547,254	$10.66

The weighted average fair value at the grant date of options granted during 2023 and 2022 was $10.71 and $8.39, respectively.

During the years ended December 31, 2024, 2023 and 2022, the following activity occurred under the Company’s option plans:

	2024	2023	2022
Total intrinsic value of stock options exercised	$980.3	$559.6	$245.1
Total fair value of stock options vested	99.7	90.0	79.9

As of December 31, 2024, the total compensation cost related to non-vested options not yet recognized was approximately $287.3 with a weighted average expected amortization period of 3.39 years.

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

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2024		2023		2022
Risk free interest rate	4.4%		3.8%		2.7%
Expected life	4.9	years	4.9	years	4.8	years
Expected volatility	28.0%		28.0%		25.9%
Expected dividend yield	1.0%		1.0%		1.0%

Restricted Stock

On May 16, 2024, the Company’s stockholders approved the 2024 Restricted Stock Plan for Directors of Amphenol Corporation (the “2024 Directors Restricted Stock Plan”), which is administered by the Compensation Committee of the Board and reserves 500,000 shares of the Company’s Common Stock for future issuance pursuant to the plan. As of December 31, 2024, the number of restricted shares available for grant under the 2024 Directors Restricted Stock Plan was 478,160. Restricted shares granted under the 2024 Directors Restricted Stock Plan vest on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. Grants under the 2024 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment. The 2024 Directors Restricted Stock Plan will expire on May 15, 2034, after which date no awards may be granted under the plan.

In 2012, the Company’s stockholders approved the 2012 Restricted Stock Plan for Directors of Amphenol Corporation (the “2012 Directors Restricted Stock Plan”), which was administered by the Nominating / Corporate Governance Committee of the Board. The 2012 Directors Restricted Stock Plan expired on May 22, 2022. Grants under the 2012 Directors Restricted Stock Plan entitled the holder to receive shares of the Company’s Common Stock without payment. Restricted shares granted under the 2012 Directors Restricted Stock Plan vested on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. On May 17, 2023, 42,624 shares of restricted stock previously granted to non-employee directors vested in accordance with their terms. No additional shares of restricted stock are outstanding under the 2012 Directors Restricted Stock Plan and, given that the 2012 Directors Restricted Stock Plan has expired, no additional shares of restricted stock will be granted thereunder.

Restricted share activity for 2022, 2023 and 2024 was as follows:

			Weighted Average
		Fair Value	Remaining
	Restricted	at Grant	Amortization
	Shares	Date	Term (in years)
Restricted shares outstanding at January 1, 2022	42,122	$33.46	0.38
Restricted shares granted	42,624	33.80
Shares vested and issued	(42,122)	33.46
Restricted shares outstanding at December 31, 2022	42,624	33.80	0.37
Restricted shares granted	—	—
Shares vested and issued	(42,624)	33.80
Restricted shares outstanding at December 31, 2023	—	—
Restricted shares granted	21,840	65.96
Shares vested and issued	—	—
Restricted shares outstanding at December 31, 2024	21,840	$65.96	0.36

The total fair value of restricted share awards that vested during 2024, 2023, and 2022 was nil, $1.4 and $1.4, respectively. As of December 31, 2024, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.5 (with a weighted average expected amortization period of 0.36 years).

Phantom Stock

On June 5, 2023, the Company granted 4,750 shares of phantom stock to each then-current non-employee director (38,000 shares in the aggregate), all of which converted into unrestricted shares of the Company’s Common Stock on May 15, 2024. The total compensation cost associated with these vested shares of phantom stock was $1.5. As of December 31, 2024, no additional shares of phantom stock are outstanding, and the Company does not expect to grant any additional shares of phantom stock.

Stock Repurchase Programs:

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the year ended December 31, 2024, the Company repurchased 7.0 million shares of its Common Stock for $463.7 under the 2024 Stock Repurchase Program. Of the total repurchases made in 2024 under the 2024 Stock Repurchase Program, 4.2 million shares, or $287.5, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From January 1, 2025 to January 31, 2025, the Company repurchased 0.7 million additional shares of its Common Stock for $50.7, and, as of February 1, 2025, the Company has remaining authorization to purchase up to $1,485.6 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

On April 27, 2021, the Board authorized a stock repurchase program under which the Company could purchase up to $2,000.0 of its Common Stock during the three-year period ending April 27, 2024 (the “2021 Stock Repurchase Program”). During the year ended December 31, 2024, the Company repurchased 4.1 million shares of its Common Stock for $225.6 under the 2021 Stock Repurchase Program. All of the repurchased shares under the 2021 Stock Repurchase Program during 2024 have been retired by the Company. As a result of these repurchases, the Company completed all repurchases authorized under the 2021 Stock Repurchase Program, and, therefore, the 2021 Stock Repurchase Program has terminated. During the year ended December 31, 2023, the Company repurchased 14.4 million shares of its Common Stock for $585.1, of which 10.9 million shares, or $435.8, were retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. During the year ended December 31, 2022, the Company repurchased 19.8 million shares of its Common Stock for $730.5, of which 18.7 million shares, or $689.7, were retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase.

Dividends:

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On October 24, 2023, the Board approved an increase to the Company’s quarterly dividend rate from $0.105 per share to $0.11 per share, effective with dividends declared in the fourth quarter of 2023, and on July 23, 2024, the Board approved an additional increase to the Company’s quarterly dividend rate from $0.11 per share to $0.165 per share, effective with dividends declared in the third quarter of 2024, contingent upon declaration by the Board. The following table summarizes the declared quarterly dividends per share during each of the three years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
First Quarter	$0.11	$0.105	$0.10
Second Quarter	0.11	0.105	0.10
Third Quarter	0.165	0.105	0.10
Fourth Quarter	0.165	0.11	0.105
Total	$0.55	$0.425	$0.405

Dividends declared and paid for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Dividends declared	$662.9	$507.4	$482.6
Dividends paid (including those declared in the prior year)	595.1	500.6	477.4

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) included in equity at December 31, 2024, 2023 and 2022 are as follows:

	Foreign	Unrealized	Pension and	Accumulated
	Currency	Gain (Loss)	Postretirement	Other
	Translation	on Hedging	Benefit Plan	Comprehensive
	Adjustments	Activities	Adjustment	(Loss) Income
Balance at January 1, 2022	$(152.8)	$0.1	$(133.8)	$(286.5)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and ($0.4), respectively	(260.2)	(0.1)	(1.4)	(261.7)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($4.3)	—	—	13.2	13.2
Balance at December 31, 2022	(413.0)	—	(122.0)	(535.0)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and $1.1, respectively	0.3	—	(2.0)	(1.7)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($1.0)	—	—	3.1	3.1
Balance at December 31, 2023	(412.7)	—	(120.9)	(533.6)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and ($5.2), respectively	(199.3)	—	13.1	(186.2)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($1.1)	—	—	3.5	3.5
Balance at December 31, 2024	$(612.0)	$—	$(104.3)	$(716.3)

For the years ended December 31, 2024, 2023 and 2022, as it relates to the Company’s cash flow hedges, which is comprised of foreign exchange forward contracts, the amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts, as well as the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Consolidated Statements of Income, were not material. There were no reclassifications associated with net investment hedges from Accumulated other comprehensive income (loss) to earnings during the years presented in the table above. While there were no outstanding cash flow hedges as of December 31, 2024 and 2023, any amounts included in Accumulated other comprehensive income (loss) associated with cash flow hedges are generally expected to be reclassified into earnings within the following 12 months. The amounts reclassified from Accumulated other comprehensive income (loss) to earnings, related to pension and other postretirement benefit plans in the table above, are reported within Other income (expense), net in the Consolidated Statements of Income, the vast majority of which is related to the amortization of actuarial losses associated with our defined benefit plans. The amortization of actuarial losses is included in the computation of net pension expense discussed in more detail within Note 9 herein.

Note 8—Earnings Per Share

The following is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the years ended December 31, 2024, 2023 and 2022:

(dollars and shares in millions, except per share data)	2024	2023	2022
Net income attributable to Amphenol Corporation stockholders	$2,424.0	$1,928.0	$1,902.3

Weighted average common shares outstanding — Basic	1,203.8	1,193.0	1,192.3
Effect of dilutive stock options	59.8	48.2	49.7
Weighted average common shares outstanding — Diluted	1,263.6	1,241.2	1,242.0

Net income attributable to Amphenol Corporation per common share — Basic	$2.01	$1.62	$1.60

Net income attributable to Amphenol Corporation per common share — Diluted	$1.92	$1.55	$1.53

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 4.8 million, 14.4 million and 18.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 9—Benefit Plans and Other Postretirement Benefits

Defined Benefit Plans

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Pension Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Pension Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Pension Plans and are instead covered by various defined contribution plans. The Company also has an unfunded Supplemental Employee Retirement Plan (“SERP”, and together with the U.S. Pension Plans, “U.S. Plans”), which provides for the payment of the portion of annual pension that cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. Certain foreign subsidiaries have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The largest foreign pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $72.2 and $81.7 at December 31, 2024 and 2023, respectively. Total required contributions to be made during 2025 for the unfunded Foreign Plans are included in Other accrued expenses in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations as of December 31 of each year.

	U.S. Plans		Foreign Plans		Total
	2024	2023	2024	2023	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$388.5	$388.2	$173.3	$175.6	$561.8	$563.8
Service cost	2.2	2.5	1.5	1.3	3.7	3.8
Interest cost	17.8	18.6	6.3	6.8	24.1	25.4
Plan amendments	0.2	—	—	—	0.2	—
Actuarial loss (gain)	(20.8)	8.8	(11.3)	5.7	(32.1)	14.5
Foreign exchange translation and other	—	—	(8.8)	(9.5)	(8.8)	(9.5)
Benefits paid	(46.5)	(29.6)	(7.0)	(6.6)	(53.5)	(36.2)
Projected benefit obligation at end of year	341.4	388.5	154.0	173.3	495.4	561.8

Change in plan assets:
Fair value of plan assets at beginning of year	395.6	387.0	86.0	83.6	481.6	470.6
Actual return on plan assets	8.9	37.1	6.8	7.7	15.7	44.8
Employer contributions	1.1	1.1	3.8	4.3	4.9	5.4
Foreign exchange translation and other	—	—	(4.2)	(3.0)	(4.2)	(3.0)
Benefits paid	(46.5)	(29.6)	(7.0)	(6.6)	(53.5)	(36.2)
Fair value of plan assets at end of year	359.1	395.6	85.4	86.0	444.5	481.6

Over (under) funded status at end of year	$17.7	$7.1	$(68.6)	$(87.3)	$(50.9)	$(80.2)

Amounts recognized on the balance sheet as of December 31:
Other long-term assets	$31.2	$21.2	$3.6	$0.7	$34.8	$21.9

Other accrued expenses	1.2	1.2	2.7	2.9	3.9	4.1
Accrued pension and postretirement benefit obligations	12.3	12.9	69.5	85.1	81.8	98.0
Over (under) funded status at end of year	$17.7	$7.1	$(68.6)	$(87.3)	$(50.9)	$(80.2)

Accumulated other comprehensive loss, net	$(96.8)	$(104.0)	$(9.6)	$(18.9)	$(106.4)	$(122.9)

Weighted average assumptions used to determine projected benefit obligations:
Discount rate	5.53%	4.97%	4.13%	3.72%
Rate of compensation increase	2.40%	2.40%	1.91%	1.89%

The projected benefit obligation decreased in 2024, primarily due to benefits paid and actuarial gains resulting from the impact of higher discount rates on our projected benefit obligation, partially offset by interest cost. The projected benefit obligation decreased slightly in 2023 compared to 2022, primarily due to benefits paid during the year, which were largely offset by interest cost. The accumulated benefit obligation for the Company’s defined benefit pension plans was $492.5 and $557.0 at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the accumulated benefit obligation for the U.S. Plans was $341.3 and $388.2, respectively, and for the Foreign Plans was $151.2 and $168.8, respectively.

The following summarizes information for defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2024 and 2023:

	U.S. Plans		Foreign Plans
	2024	2023	2024	2023
Accumulated benefit obligation	$22.1	$23.1	$88.3	$142.3
Fair value of plan assets	8.6	9.1	17.7	57.0

The following summarizes information for defined benefit plans with a projected benefit obligation in excess of plan assets as of December 31, 2024 and 2023:

	U.S. Plans		Foreign Plans
	2024	2023	2024	2023
Projected benefit obligation	$22.1	$23.2	$90.0	$169.3
Fair value of plan assets	8.6	9.1	17.7	81.2

The amounts, before tax, included in Accumulated other comprehensive loss at December 31, 2024 and 2023 that have not yet been recognized as expense were as follows:

	U.S. Plans		Foreign Plans		Total
	2024	2023	2024	2023	2024	2023
Actuarial losses, net	$122.7	$131.0	$1.4	$15.7	$124.1	$146.7
Prior service cost	3.7	4.8	0.4	0.5	4.1	5.3

The following is a summary of the components of net pension expense for the Company’s defined benefit plans for the years ended December 31, 2024, 2023 and 2022:

	U.S. Plans			Foreign Plans			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Components of net pension expense:
Service cost	$2.2	$2.5	$3.5	$1.5	$1.3	$2.5	$3.7	$3.8	$6.0
Interest cost	17.8	18.6	10.6	6.3	6.8	3.4	24.1	25.4	14.0
Expected return on plan assets	(24.1)	(24.6)	(26.5)	(4.6)	(4.5)	(3.4)	(28.7)	(29.1)	(29.9)
Amortization of prior service cost	1.3	1.7	1.4	—	0.1	—	1.3	1.8	1.4
Amortization of actuarial losses	2.7	1.6	11.9	0.5	0.7	4.2	3.2	2.3	16.1
Net pension (income) expense	$(0.1)	$(0.2)	$0.9	$3.7	$4.4	$6.7	$3.6	$4.2	$7.6

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.97%	5.18%	2.69%	3.72%	4.20%	1.58%
Expected long-term return on assets	5.50%	5.50%	5.50%	5.45%	5.45%	3.35%
Rate of compensation increase	2.40%	2.40%	2.40%	1.89%	1.93%	1.75%

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

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The weighted average discount rate for the U.S. Plans on this basis was 5.53% and 4.97% at December 31, 2024 and 2023, respectively. The increase in the discount rate for the U.S. Plans resulted in a decrease in the benefit obligation of approximately $17 at December 31, 2024. The weighted average discount rate for the Foreign Plans was 4.13% and 3.72% at December 31, 2024 and 2023, respectively. The increase in the discount rate for the Foreign Plans did not have a material effect on the benefit obligation at December 31, 2024. The Company calculates its service and interest costs by applying a split discount rate approach under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations. The mortality assumptions used by the Company reflect commonly used mortality tables and improvement scales for each plan and increased life expectancies for plan participants.

The primary investment objective of the Plans is to ensure an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. Over time, the Plans have aimed to earn a rate of return on assets greater than the liability discount rate, with a prudent level of risk and diversification. For the U.S. Plans, this has resulted in assets exceeding benefit obligations. The target asset allocations for the U.S. Plans were 15% equities and 85% fixed income as of December 31, 2024 and 2023, and the Company expects to maintain these target asset allocations for the U.S. Plans for 2025. Short-term strategic ranges for investments will continue to be established within these new long-term target percentages. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate.

The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks. As of December 31, 2024, there were no significant concentrations of risks in the Company’s defined benefit plan assets. The Company does not invest nor instruct investment managers to invest pension assets in Amphenol securities. The Plans may indirectly hold the Company’s securities as a result of external investment management in certain commingled funds. Such holdings would not be material relative to the Plans’ total assets. The Company’s Foreign Plans primarily invest in equity and debt securities and insurance contracts, as determined by each Plans’ Trustees or investment managers.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company relies primarily on projected long-term asset returns by asset class prepared annually by our investment consultants. For 2024, the expected long-term rate of return on the U.S. Plans’ assets was based on an asset allocation assumption of approximately 15% with equity managers (with an expected long-term rate of return of approximately 6.0%) and 85% with fixed income managers (with an expected long-term rate of return of approximately 5.4%).

The Company’s Plan assets, the vast majority of which relate to the U.S. Plans, are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The process requires judgment and may have an effect on the placement of the Plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension Plans’ assets at December 31, 2024 and 2023 by asset category are as follows (refer to Note 5 for definitions of Level 1, 2 and 3 inputs):

					Assets Measured at
Asset Category	Total	Level 1	Level 2	Level 3	Net Asset Value (1)

December 31, 2024
Equity securities:
U.S. equities — large cap	$26.8	$—	$26.8	$—	$—
U.S. equities — small/mid cap and other	7.2	—	7.2	—	—
International equities — growth	10.3	10.3	—	—	—
International equities — other	40.9	—	40.9	—	—

Alternative investment funds	1.1	—	—	—	1.1

Fixed income securities:
U.S. fixed income securities — intermediate term	131.1	—	131.1	—	—
U.S. fixed income securities — long-term	170.6	—	170.6	—	—
International fixed income securities — other	36.0	—	36.0	—	—

Insurance contracts	17.8	—	—	17.8	—
Cash and cash equivalents	2.7	2.7	—	—	—

Total	$444.5	$13.0	$412.6	$17.8	$1.1

December 31, 2023
Equity securities:
U.S. equities — large cap	$29.0	$—	$29.0	$—	$—
U.S. equities — small/mid cap and other	8.7	—	8.7	—	—
International equities — growth	22.1	12.3	9.8	—	—
International equities — other	25.7	—	25.7	—	—

Alternative investment funds	5.6	—	—	—	5.6

Fixed income securities:
U.S. fixed income securities — intermediate term	113.5	—	113.5	—	—
U.S. fixed income securities — long-term	210.9	—	210.9	—	—
International fixed income securities — other	39.7	—	39.7	—	—

Insurance contracts	19.5	—	—	19.5	—
Cash and cash equivalents	6.9	6.9	—	—	—

Total	$481.6	$19.2	$437.3	$19.5	$5.6

(1) Certain investments measured at fair value using the net asset value practical expedient have been removed from the fair value hierarchy but included in the table above in order to permit the reconciliation of the fair value hierarchy to total plan assets.

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

The Level 3 pension plan assets as of December 31, 2024 and 2023 included in the table above primarily consist of contracts with insurance companies related to certain foreign plans. The insurance contracts generally include guarantees in accordance with the policy purchased. Our valuation of Level 3 assets is based on insurance company or third-party actuarial valuations, representing an estimation of the surrender or market values of the insurance contract between the Company and the insurance companies. The following table sets forth a summary of changes of the fair value of the Level 3 pension plan assets for the years ended December 31, 2024 and 2023:

	2024	2023
Balance on January 1	$19.5	$24.3
Unrealized gains (losses), net	0.6	1.6
Purchases, sales and settlements, net	(1.1)	(7.2)
Foreign currency translation	(1.2)	0.8
Balance on December 31	$17.8	$19.5

The Company made cash contributions to the Plans of $4.9, $5.4, and $6.3 in 2024, 2023, and 2022, respectively. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

	U.S.	Foreign
Year	Plans	Plans	Total
2025	$33.3	$7.3	$40.6
2026	28.4	7.4	35.8
2027	28.4	7.8	36.2
2028	28.3	8.1	36.4
2029	28.0	8.4	36.4
2030-2034	132.5	45.0	177.5

Certain foreign subsidiaries of the Company offer certain benefits under local statutory plans which are excluded from the tables above. The net liability for such plans was $30.0 and $30.9 as of December 31, 2024 and 2023, respectively, the majority of which is included within Accrued pension and postretirement benefit obligations in the accompanying Consolidated Balance Sheets.

Other Postretirement Benefit Plans

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees in the U.S. through postretirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. As of December 31, 2024 and 2023, the total liability associated with postretirement benefit obligations was approximately $3.5 and $3.9, respectively, the majority of which is included in Accrued pension and postretirement benefit obligations on the accompanying Consolidated Balance Sheets. The weighted average discount rate used to determine the projected benefit obligation as of December 31, 2024 and 2023 was 5.58% and 5.00%, respectively. Net postretirement benefit expense on the accompanying Consolidated Statements of Income was not material for each of the years ended December 31, 2024, 2023 and 2022. Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company.

Defined Contribution Plans

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. Through December 31, 2022, the Company matched employee contributions to the U.S. defined contribution plans up to a maximum of 6% of eligible compensation. Effective January 1, 2023, the Company increased its matching of employee contributions to the U.S. defined contribution plans up to a maximum of 7% of eligible compensation. The Company provided matching contributions to the U.S. defined contribution plans of approximately $24.7, $24.0 and $18.0 in 2024, 2023 and 2022, respectively.

Note 10—Leases

Operating Leases

For the years ended December 31, 2024, 2023 and 2022, total operating lease cost was $156.2, $127.1, and $121.4, respectively, which include an immaterial amount of variable lease cost, and is recorded in Cost of sales and Selling, general and administrative expenses, dependent on the nature of the leased asset. Other than variable lease cost, operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable operating leases for each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases and (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, all as of December 31, 2024:

Year Ending December 31,
2025	$121.1
2026	90.2
2027	65.4
2028	47.7
2029	31.4
Thereafter	93.1
Total future minimum lease payments	$448.9
Less imputed interest	(54.8)
Total present value of future minimum lease payments	$394.1

The following summarizes the operating lease-related account balances on our Consolidated Balance Sheets, as of December 31, 2024 and 2023:

	2024	2023
Operating lease right-of-use assets (included in Other long-term assets)	$384.4	$301.5

Other accrued expenses	$108.5	$91.6
Other long-term liabilities	285.6	212.1
Total operating lease liabilities	$394.1	$303.7

The following summarizes additional supplemental data related to our operating leases:

Year Ended December 31:	2024	2023	2022
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141.0	$114.3	$109.3

Right-of-use assets obtained in exchange for lease liabilities	$227.6	$115.2	$164.5

As of December 31:
Weighted Average Remaining Lease Term	6 years	5 years	5 years
Weighted Average Discount Rate	4.3%	3.6%	2.7%

Lease contracts that we have executed but which have not yet commenced as of December 31, 2024 were not material, and are excluded from the tables above. The Company does not generally enter into leases involving the construction or design of the underlying asset, and nearly all of the assets we lease are not specialized in nature. Our lease agreements generally do not include residual value guarantees nor do we enter into sublease arrangements with external parties.

Finance Leases

In rare circumstances, the Company may enter into finance leases for specific equipment used in manufacturing, in which the Company takes ownership of the asset upon the end of the lease. The Company records its finance leases within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt on the accompanying Consolidated Balance Sheets. The Company’s finance leases and related depreciation and interest expense, cash flows and impact on the Company’s consolidated financial statements were not material individually or in the aggregate as of and for the years ended December 31, 2024, 2023 and 2022.

Note 11—Acquisitions

2024 Acquisitions

During the year ended December 31, 2024, the Company completed two acquisitions (the “2024 Acquisitions”), including the acquisition of Carlisle Interconnect Technologies (“CIT”), for approximately $2,156.4, net of cash acquired. Both acquisitions have been included in the Harsh Environment Solutions segment. The 2024 Acquisitions were each funded using cash on hand, proceeds from the April Senior Notes or borrowings under the U.S. Commercial Paper Program, or a combination thereof. The Company is in the process of analyzing and completing the allocation of the fair value of assets acquired and liabilities assumed for the 2024 Acquisitions. Since the current purchase price allocations for the 2024 Acquisitions are based on preliminary assessments made by management as of December 31, 2024, the acquisition accounting is subject to final adjustments, and it is possible that the final assessments of values may differ from the Company’s preliminary assessments. The operating results of the 2024 Acquisitions have been included in the Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, have not been presented, since the 2024 Acquisitions are not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition of Carlisle Interconnect Technologies (“CIT”)

On May 21, 2024, pursuant to a definitive stock purchase agreement by and between the Company and Carlisle Companies Incorporated dated January 30, 2024, the Company completed the acquisition of CIT for approximately $1,995.3, net of cash acquired and subject to customary post-closing adjustments. The Company funded the CIT acquisition through a combination of net proceeds from the April Senior Notes, as discussed in Note 4 herein, together with borrowings under the U.S. Commercial Paper Program and cash on hand. CIT, headquartered in St. Augustine, FL, is a leading global supplier of harsh environment interconnect solutions, primarily to the commercial aerospace, defense and industrial end markets. CIT’s wide range of products include wire and cable, cable assemblies, contacts, connectors and sensors, which management believes are highly complementary to Amphenol’s existing interconnect and sensor solutions.

As of December 31, 2024, the CIT acquisition resulted in the recognition of $1,113.7 of goodwill and $543.0 of definite-lived intangible assets, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities assumed. Of the acquired definite-lived intangible assets, approximately $488.0 and $55.0 were assigned to customer relationships and acquired backlog, respectively. The acquired customer relationships and acquired backlog have a weighted average useful life of approximately 15 years and 0.4 years, respectively. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that none of the goodwill recognized from the CIT acquisition will be deductible for tax purposes.

2023 Acquisitions

During the year ended December 31, 2023, the Company completed 10 acquisitions (the “2023 Acquisitions”) for approximately $970.4, net of cash acquired. Five of the acquisitions were included in the Harsh Environment Solutions segment, three acquisitions were included in the Interconnect and Sensor Systems segment, and two acquisitions were included in the Communications Solutions segment. The 2023 Acquisitions were each funded using cash on hand or borrowings under our Commercial Paper Programs, or a combination thereof. One of the 2023 Acquisitions, which closed in the second quarter of 2023, represented a bargain purchase, where the estimated fair value of assets acquired, net of liabilities assumed, exceeded the purchase price. The Company recognized a non-cash gain of $5.4 on the bargain purchase acquisition during the year ended December 31, 2023, which was recorded separately in the Company’s Consolidated Statements of Income.

As of December 31, 2024, the 2023 Acquisitions resulted in the recognition of $667.4 of goodwill and $153.2 of definite-lived intangible assets, comprised of customer relationships, proprietary technology and acquired backlog, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities and noncontrolling interests assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships and proprietary technology having useful lives ranging from 6 to 12 years and the acquired backlog having a useful life of approximately 0.25 years. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities and noncontrolling interests assumed) was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that approximately $151 of the goodwill recognized from the 2023 Acquisitions will be deductible for tax purposes.

In 2024, the Company completed the acquisition accounting, including the analyses of the fair value of assets acquired and liabilities assumed, for all of the 2023 Acquisitions, and each of the final assessments of values did not differ materially from their previous preliminary assessments. The operating results of the 2023 Acquisitions were included in the Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, were not presented, since the 2023 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

2022 Acquisitions

During the year ended December 31, 2022, the Company completed two acquisitions (the “2022 Acquisitions”) for approximately $288.2, net of cash acquired. The 2022 Acquisitions were funded through a combination of borrowings under the U.S. Commercial Paper Program and cash on hand. One acquisition was included in the Harsh Environment Solutions segment, while the other acquisition was included in the Interconnect and Sensor Systems segment. The Company completed the acquisition accounting, including the analyses of the fair value of assets acquired and liabilities assumed, associated with the 2022 Acquisitions, and each of the final assessments of values did not differ materially from their previous preliminary assessments. The operating results of the 2022 Acquisitions were included in the Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, were not presented, since the 2022 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition-related Expenses

In 2024, the Company incurred $145.6 ($119.3 after-tax) of acquisition-related expenses, comprised primarily of (i) external transaction costs associated with acquisitions and the amortization of $55.0 related to the value associated with acquired backlog resulting from the CIT acquisition (such acquisition-related expenses aggregating $127.4 are presented separately in the accompanying Consolidated Statements of Income) and (ii) the amortization of acquisition-related inventory step-up costs of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the accompanying Consolidated Statements of Income). In 2023, the Company incurred $34.6 ($30.2 after-tax) of acquisition-related expenses, comprised primarily of external transaction costs associated with the 2023 Acquisitions, as well as the amortization of $12.4 related to the value associated with acquired backlog resulting from three of the 2023 Acquisitions. In 2022, the Company incurred $21.5 ($18.4 after-tax) of acquisition-related expenses, comprised primarily of the amortization of $12.0 related to the value associated with acquired backlog resulting from the 2022 Acquisitions, along with external transaction costs. Such acquisition-related expenses incurred in 2023 and 2022 were presented separately in the accompanying Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Harsh		Interconnect
	Environment	Communications	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2022	$1,667.1	$2,908.1	$1,870.9	$6,446.1
Acquisition-related	334.9	68.8	208.7	612.4
Foreign currency translation	7.3	0.6	26.0	33.9
Goodwill at December 31, 2023	2,009.3	2,977.5	2,105.6	7,092.4
Acquisition-related	1,192.3	(4.5)	58.9	1,246.7
Foreign currency translation	(21.6)	(21.5)	(59.8)	(102.9)
Goodwill at December 31, 2024	$3,180.0	$2,951.5	$2,104.7	$8,236.2

The increase in goodwill during 2024 was primarily driven by goodwill recognized from the 2024 Acquisitions, in particular, the CIT acquisition, partially offset by foreign currency translation. The increase in goodwill during 2023 was primarily driven by goodwill recognized from the 2023 Acquisitions.

Other than goodwill noted above, the Company’s intangible assets as of December 31, 2024 and 2023 were as follows:

	December 31, 2024				December 31, 2023
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	12	$1,296.4	$519.8	$776.6	$782.6	$450.6	$332.0
Proprietary technology	13	350.3	170.9	179.4	365.1	146.1	219.0
Backlog and other	1	154.1	154.1	—	114.1	99.4	14.7
Total intangible assets (definite-lived)	11	1,800.8	844.8	956.0	1,261.8	696.1	565.7

Trade names (indefinite-lived)		269.1		269.1	269.1		269.1
Total		$2,069.9	$844.8	$1,225.1	$1,530.9	$696.1	$834.8

The increase in the gross carrying amount of intangible assets in 2024 was primarily driven by certain customer relationships and acquired backlog recognized as a result of the acquisition accounting associated with the 2024 Acquisitions, in particular, the CIT acquisition, partially offset by measurement period adjustments related to certain intangible assets associated with certain of the 2023 Acquisitions that closed late in 2023. Amortization expense for the years ended December 31, 2024, 2023 and 2022 was approximately $154.7, $86.0 and $81.0, respectively, which included the amortization of acquired backlog of $55.0, $12.4, and $12.0, respectively, resulting from acquisitions in each respective year. The amortization of acquired backlog in 2024 resulted from the CIT acquisition. As of December 31, 2024, amortization expense relating to the Company’s current intangible assets estimated for each of the next five fiscal years is approximately $104.0 in 2025, $102.4 in 2026, $95.7 in 2027, $88.4 in 2028, and $77.7 in 2029.

Note 13—Reportable Business Segments and International Operations

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

The Company aligns its businesses into the following three reportable business segments:

●Harsh Environment Solutions – the Harsh Environment Solutions segment designs, manufactures and markets a broad range of ruggedized interconnect products, including connectors and interconnect systems, specialty cable, printed circuits and printed circuit assemblies and other products for use in the industrial, defense, commercial aerospace, automotive, mobile networks and information technology and data communications end markets.

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other products, coaxial and high-speed cable, as well as antennas, for use in the information technology and data communications, mobile devices, industrial, mobile networks, broadband communications, automotive, commercial aerospace and defense end markets.

●Interconnect and Sensor Systems – the Interconnect and Sensor Systems segment designs, manufactures and markets a broad range of sensors, sensor-based systems, connectors and value-add interconnect systems used in the automotive, industrial, information technology and data communications, mobile networks, defense and commercial aerospace end markets.

The accounting policies of the segments are the same as those for the Company as a whole, as described in Note 1 herein. The Company’s CODM assesses each segment’s performance and allocates resources to each of them based on a single measure of profit and loss, which is operating income as adjusted for certain corporate and other related items and before interest, stock-based compensation expense, income taxes, amortization related to certain intangible assets and other non-cash purchase accounting costs, and nonrecurring gains and losses, as outlined in the table below (we refer to this measure as segment operating income). Intersegment net sales and operating expenses have been eliminated in the computation of consolidated net sales and operating income.

The CODM considers budget-to-actual variances in net sales and segment operating income on a quarterly basis and uses that information when making decisions about the allocation of operating and capital resources to each segment. Other than segment operating expenses (which is easily computable from the difference between net sales and segment operating income), our CODM is not regularly provided disaggregated segment level expense information as such information is not used in our CODM’s decision-making related to the allocation of operating and capital resources to our segments. The Company also incurs general corporate expenses and costs which are not allocated to the reportable business segments but have been included in “Corporate / Other” in the following tables for reconciliation purposes. Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by reportable business segment.

The following tables (i) summarize, by segment, total sales, intersegment sales and external net sales and (ii) reconcile each segment’s external net sales to their respective segment operating income, including segment operating expenses, for each of the years ended December 31, 2024, 2023 and 2022:

	Harsh Environment Solutions	Communications Solutions	Interconnect and Sensor Systems	Total
2024
Total sales	$4,508.6	$6,375.6	$4,510.6	$15,394.8
Less: Intersegment sales	91.2	51.8	29.1	172.1
External net sales	4,417.4	6,323.8	4,481.5	15,222.7

Less: Segment operating expenses (1)	3,324.2	4,754.2	3,655.6	11,734.0
Segment operating income	$1,093.2	$1,569.6	$825.9	$3,488.7

2023
Total sales	$3,621.6	$4,963.0	$4,129.3	$12,713.9
Less: Intersegment sales	90.8	50.2	18.2	159.2
External net sales	3,530.8	4,912.8	4,111.1	12,554.7

Less: Segment operating expenses (1)	2,586.9	3,849.3	3,357.4	9,793.6
Segment operating income	$943.9	$1,063.5	$753.7	$2,761.1

2022
Total sales	$3,185.3	$5,731.8	$3,880.6	$12,797.7
Less: Intersegment sales	78.1	79.4	17.2	174.7
External net sales	3,107.2	5,652.4	3,863.4	12,623.0

Less: Segment operating expenses (1)	2,305.6	4,406.7	3,146.9	9,859.2
Segment operating income	$801.6	$1,245.7	$716.5	$2,763.8

(1) The aggregated amount is comprised of cost of sales, selling, general and administrative expenses, and other segment related expenses.

Segment operating income and the reconciliation of segment operating income to consolidated income before income taxes for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Total segment operating income	$3,488.7	$2,761.1	$2,763.8

Corporate / Other:
Stock-based compensation expense	(109.5)	(99.0)	(89.5)
Amortization of acquisition-related inventory step-up costs	(18.2)	—	—
Acquisition-related expenses	(127.4)	(34.6)	(21.5)
Other operating expenses	(76.7)	(67.9)	(67.0)
Operating income	3,156.9	2,559.6	2,585.8

Interest expense	(217.0)	(139.5)	(128.4)
Gain on bargain purchase acquisition	—	5.4	—
Other income (expense), net	72.0	29.3	10.0

Income before income taxes	$3,011.9	$2,454.8	$2,467.4

Depreciation and amortization expense by segment for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Harsh Environment Solutions	$126.7	$91.0	$78.2
Communications Solutions	226.5	177.0	183.7
Interconnect and Sensor Systems	136.6	131.1	124.5
Corporate / Other (1)	82.7	7.3	6.5
Total	$572.5	$406.4	$392.9

(1) Amortization of acquired backlog associated with acquisitions for the year ended December 31, 2024 is reported under “Corporate / Other”.

For the year ended December 31, 2024, depreciation and amortization expense in Corporate / Other includes (i) $55.0 related to the amortization of acquired backlog resulting from the CIT acquisition, which is included in Acquisition-related expenses in the Consolidated Statements of Income, and (ii) $18.2 of amortization of acquisition-related inventory step-up costs associated with the CIT acquisition, which is included in Cost of sales in the Consolidated Statements of Income, as discussed in Note 11 herein. These expenses are reported in Corporate / Other, since they are not components in the determination of segment operating income.

Net sales by geographic area for the years ended December 31, 2024, 2023 and 2022 and long-lived assets by geographic area as of December 31 were as follows:

	2024	2023	2022
Net sales
United States	$5,272.3	$4,405.4	$4,155.2
China	3,399.9	2,884.0	3,265.0
Other foreign locations	6,550.5	5,265.3	5,202.8
Total	$15,222.7	$12,554.7	$12,623.0

Long-lived assets(1)
United States	$576.4	$442.6	$386.1
China	617.9	455.5	470.1
Other foreign locations	901.9	718.1	637.6
Total	$2,096.2	$1,616.2	$1,493.8

(1) Long-lived assets included in this table are comprised of property, plant and equipment, net, and operating lease right-of-use assets for all years presented.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the years ended December 31, 2024, 2023 and 2022:

Net sales by sales channel:	2024	2023	2022
End customers and contract manufacturers:
Harsh Environment Solutions	$3,172.6	$2,581.6	$2,176.4
Communications Solutions	4,960.9	3,933.2	4,469.0
Interconnect and Sensor Systems	4,311.0	3,947.4	3,724.6
	12,444.5	10,462.2	10,370.0

Distributors and resellers:
Harsh Environment Solutions	1,244.8	949.2	930.8
Communications Solutions	1,362.9	979.6	1,183.4
Interconnect and Sensor Systems	170.5	163.7	138.8
	2,778.2	2,092.5	2,253.0

Total Net sales	$15,222.7	$12,554.7	$12,623.0

Net sales by geography:	2024	2023	2022
United States:
Harsh Environment Solutions	$2,384.7	$1,790.5	$1,558.2
Communications Solutions	1,582.3	1,395.8	1,495.3
Interconnect and Sensor Systems	1,305.3	1,219.1	1,101.7
	5,272.3	4,405.4	4,155.2

China:
Harsh Environment Solutions	402.3	351.2	437.5
Communications Solutions	2,011.6	1,669.4	1,939.6
Interconnect and Sensor Systems	986.0	863.4	887.9
	3,399.9	2,884.0	3,265.0

Other foreign locations:
Harsh Environment Solutions	1,630.4	1,389.1	1,111.5
Communications Solutions	2,729.9	1,847.6	2,217.5
Interconnect and Sensor Systems	2,190.2	2,028.6	1,873.8
	6,550.5	5,265.3	5,202.8

Total Net sales	$15,222.7	$12,554.7	$12,623.0

Net sales by geographic area are based on the customer location to which the product is shipped. No single customer accounted for 10% or more of the Company’s net sales during the years ended December 31, 2024, 2023 and 2022. As the Company is not organized by product or group of products, it is impracticable to disclose net sales by product or group of products. For further discussion related to the Company’s policies surrounding revenue recognition, refer to Note 1 herein.

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

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2024, the Company had purchase commitments of $1,321.8 in 2025, $63.7 in 2026 and 2027, combined, and $5.6 beyond 2027.

Note 15—Subsequent Events

Acquisitions of CommScope’s Mobile Networks Business and LifeSync Corporation

On January 31, 2025, pursuant to a purchase agreement (the “CommScope Purchase Agreement”) with CommScope Holding Company, Inc. (“CommScope”) dated July 18, 2024, the Company completed the acquisition of CommScope’s mobile networks-related businesses, specifically the Outdoor Wireless Networks segment and the Distributed Antenna Systems business (collectively, the “Mobile Networks Business”) for an aggregate purchase price of approximately $2,100 in cash, subject to customary post-closing adjustments. The Company funded the acquisition of the Mobile Networks Business through a combination of net proceeds from the October Senior Notes, as discussed in Note 4 herein, together with borrowings under the U.S. Commercial Paper Program and cash on hand. The Mobile Networks Business provides mobile networks solutions, with advanced technologies in the areas of base station antennas and related interconnect solutions, as well as distributed antenna systems. The Mobile Networks Business’s wide range of products add advanced antenna and associated interconnect products, technologies and capabilities, which management believes are highly complementary to Amphenol’s existing product portfolio for next-generation wireless networks. The Mobile Networks Business will be included in the Communications Solutions segment. Also, on January 31, 2025, the Company completed the acquisition of LifeSync Corporation (“LifeSync”), a high-technology provider of interconnect products for medical applications, which will be included in the Harsh Environment Solutions segment. The operating results for these acquisitions will be included in the Consolidated Statements of Income from their respective dates of acquisition. The Company is in the process of commencing the analysis of the purchase price allocation of the fair value of assets acquired and liabilities assumed as part of the acquisition accounting associated with these acquisitions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2024 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that Deloitte & Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024, which is included in Item 8 of this Annual Report.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The Company intends to file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act within 120 days following the end of the fiscal year ended December 31, 2024, and certain information included therein is incorporated herein by reference.

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

Pursuant to Instruction G(3) to Form 10-K, the information required by Item 10 with respect to corporate governance is incorporated herein by reference to the Proxy Statement.

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

358 Hall Avenue

P.O. Box 5030

Wallingford, CT 06492

Attention: Investor Relations

The Company has adopted an Insider Trading Compliance Policy that governs the purchase, sale and other dispositions of its securities by directors, officers and employees of the Company that it believes is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company’s Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report.

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

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 31, 2024:

Equity Compensation Plan Information
	Number of	Weighted	Number of securities remaining
	securities to be issued	average exercise	available for future issuance
	upon exercise of	price of outstanding	under equity compensation
	outstanding options,	options, warrants	plans (excluding shares
Plan category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	105,704,191	$29.40	55,113,594
Equity compensation plans not approved by security holders	—	—	—
Total	105,704,191	$29.40	55,113,594

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
4.11

Officer’s Certificate, dated April 5, 2024, establishing the 5.050% Senior Notes due 2027, 5.050% Senior Notes due 2029, and 5.250% Senior Notes due 2034, pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on April 5, 2024).*

4.12

Officer’s Certificate, dated October 31, 2024, establishing the 5.000% Senior Notes due 2035 and 5.375% Senior Notes due 2054, pursuant to the Indenture (filed as Exhibit 4.3 to the Form 8-K filed on October 31, 2024).*

4.13	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.11 to the December 31, 2023 Form 10-K).*
10.1

Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A for its 2021 Annual Meeting of Stockholders, filed on April 12, 2021).†*

10.2	Form of 2017 Stock Option Agreement (filed as Exhibit 10.1 to the Form 8-K filed on May 19, 2017).†*
10.3	2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.7 to the June 30, 2009 Form 10-Q).†*
10.4	The First Amendment to the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (filed as Exhibit 10.2 to the Form 8-K filed on May 23, 2014).†*
10.5	Form of 2009 Non-Qualified Stock Option Grant Agreement dated as of May 20, 2009 (filed as Exhibit 10.8 to the June 30, 2009 Form 10-Q).†*
10.6	Form of 2009 Management Stockholders’ Agreement dated as of May 20, 2009 (filed as Exhibit 10.9 to the June 30, 2009 Form 10-Q).†*
10.7	Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016 (filed as Exhibit 10.6 to the December 31, 2016 Form 10-K).†*
10.8

First Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated November 10, 2016 (filed as Exhibit 10.7 to the December 31, 2016 Form 10-K).†*

10.9

Second Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated October 1, 2016 (filed as Exhibit 10.8 to the December 31, 2016 Form 10-K).†*

10.10

Third Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated December 13, 2016 (filed as Exhibit 10.9 to the December 31, 2016 Form 10-K).†*

10.11	Fourth Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated May 2, 2017 (filed as Exhibit 10.12 to the June 30, 2017 Form 10-Q).†*
10.12

Fifth Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated October 29, 2018 (filed as Exhibit 10.12 to the December 31, 2018 Form 10-K).†*

10.13

Sixth Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated October 4, 2019 (filed as Exhibit 10.13 to the December 31, 2019 Form 10-K).†*

10.14

Seventh Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated December 2, 2019 (filed as Exhibit 10.14 to the December 31, 2019 Form 10-K).†*

10.15

Eighth Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated December 9, 2021 (filed as Exhibit 10.15 to the December 31, 2021 Form 10-K).†*

10.16

Ninth Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated December 1, 2022 (filed as Exhibit 10.16 to the December 31, 2022 Form 10-K).†*

10.17

Tenth Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated August 28, 2023 (filed as Exhibit 10.17 to the September 30, 2023 Form 10-Q).†*

10.18	Eleventh Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated December 19, 2024.†**
10.19	Twelfth Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated December 19, 2024.†**
10.20	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 Form 10-K).†*
10.21	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 Form 10-K).†*
10.22

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

10.24	2025 Amphenol Corporation Management Incentive Plan.†**
10.25

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

10.27	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2023, dated December 19, 2022 (filed as Exhibit 10.25 to the December 31, 2022 Form 10-K).†*
10.28	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2024, dated November 30, 2023 (filed as Exhibit 10.28 to the December 31, 2023 Form 10-K).†*
10.29	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2025, dated November 21, 2024.†**
10.30	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 Form 10-Q).†*
10.31	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 Form 10-K).†*
10.32	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2019 (filed as Exhibit 10.28 to the December 31, 2018 Form 10-K).†*
10.33

Commercial Paper Program form of Dealer Agreement dated as of August 29, 2014 between the Company, Citibank Global Markets and JP Morgan Securities LLC (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2014).*

10.34

Commercial Paper Program Dealer Agreement dated as of July 10, 2018 between Amphenol Technologies Holding GmbH (as issuer), Amphenol Corporation (as guarantor), Barclays Bank PLC (as Arranger), and Barclays Bank PLC and Commerzbank Aktiengesellschaft (as Original Dealers) (filed as Exhibit 10.1 to the Form 8-K filed on July 11, 2018).*

10.35	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 Form 10-K).†*

19.1	Amphenol Corporation Insider Trading Compliance Policy.**
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
97.1	Amphenol Corporation Policy for Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the December 31, 2023 Form 10-K).*
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).**

†       Management contract or compensatory plan or arrangement.

*       Incorporated herein by reference as stated.

**     Filed herewith.

***   Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2024, 2023 and 2022

(Dollars in millions)

	Balance at	Charged to		Balance at
	beginning	cost and	Additions	end of
	of period	expenses	(Deductions)	period
Allowance for doubtful accounts:
Year ended December 31, 2024	$68.4	$2.6	$(4.5)	$66.5
Year ended December 31, 2023	63.9	13.4	(8.9)	68.4
Year ended December 31, 2022	43.5	20.2	0.2	63.9

Valuation allowance on deferred tax assets:
Year ended December 31, 2024	$46.6	$10.8	$16.2	$73.6
Year ended December 31, 2023	42.2	3.4	1.0	46.6
Year ended December 31, 2022	44.9	(1.1)	(1.6)	42.2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 7th day of February, 2025.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Adam Norwitt	President, Chief Executive Officer and Director	February 7, 2025
R. Adam Norwitt	(Principal Executive Officer)

/s/ Craig A. Lampo	Senior Vice President and Chief Financial Officer	February 7, 2025
Craig A. Lampo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 7, 2025
Martin H. Loeffler

/s/ David P. Falck	Presiding Director	February 7, 2025
David P. Falck

/s/ Nancy A. Altobello	Director	February 7, 2025
Nancy A. Altobello

/s/ Edward G. Jepsen	Director	February 7, 2025
Edward G. Jepsen

/s/ Rita S. Lane	Director	February 7, 2025
Rita S. Lane

/s/ Robert A. Livingston	Director	February 7, 2025
Robert A. Livingston

/s/ Prahlad Singh	Director	February 7, 2025
Prahlad Singh

/s/ Anne Clarke Wolff	Director	February 7, 2025
Anne Clarke Wolff